Form 10-Q
period 1994-01-13
WORTHINGTON INDUSTRIES INC
filed 1994-01-13
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 - Q



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934




                   For Quarter Ended: November 30, 1993
Commission File No. 0-4016




                WORTHINGTON INDUSTRIES, INC.
         (Exact name of Registrant as specified in its Charter)



             DELAWARE
(State of Incorporation)
                                 31-1189815
                           (I.R.S. Employer
    Identification No.)



                    1205 Dearborn Drive, Columbus, Ohio
                          (Address of Principal
                           Executive Offices)

                                    43085
                                (Zip Code)



                            (614) 438-3210
           (Registrant's Telephone Number, Including Area Code)

                             Not Applicable
           (Former Name, Former Address and Former Fiscal Year,
                       If Changed From Last Report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      YES  X         NO




Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


    Common stock, $.01 par value
                                   Class
          90,477,398
                       Outstanding December 31, 1993






     Page 1 of 10 pages
                       WORTHINGTON INDUSTRIES, INC.


                                   INDEX





                                                                       Page

PART I.  Financial Information

      Consolidated Condensed Balance Sheets -
      November 30, 1993 and May 31, 1993 . . . . . . . . . . .3

      Consolidated Condensed Statements of Earnings -
      Three and Six Months Ended November 30, 1993 and 1992. .4

      Consolidated Condensed Statements of Cash Flows -
      Six Months Ended November 30, 1993 and 1992. . . . . . .5

      Notes to Consolidated Condensed Financial Statements . .6

      Management's Discussion and Analysis of
      Results of Operations and Financial Condition. . . . . .8


PART II. Other Information . . . . . . . . . . . . . . . . . 10

                      PART I.  FINANCIAL  INFORMATION
                      WORTHINGTON  INDUSTRIES,  INC.
                 CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                      (In Thousands Except Per Share)
                                            November 30 May 31
                                                1993      1993
                                            (Unaudited)(Audited)
                 ASSETS
Current Assets
  Cash and cash equivalents                    $9,635  $16,691
  Short-term investments                          857      898
  Accounts receivable - net                   151,579  168,855
  Inventories
    Raw materials                             116,456  100,739
    Work in process and finished products      56,626   58,748
                                              173,082  159,487
  Prepaid expenses and other current assets    26,511   18,082
    Total Current Assets                      361,664  364,013

Other Assets                                   31,436   28,653

Property, plant and equipment                 512,376  488,921
Less accumulated depreciation                 210,463  195,529
    Property, Plant and Equipment - net       301,913  293,392

    Total Assets                             $695,013 $686,058


                  LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current Liabilities
  Accounts payable                            $67,649  $90,461
  Notes payable                                15,000
  Accrued compensation, contributions to
   employee benefit plans and related taxes    29,882   34,546
  Dividends payable                             8,140    7,810
  Other accrued items                           6,990    8,974
  Income taxes                                 13,162    3,996
  Current maturities of long-term debt          1,165    1,165
    Total Current Liabilities                 141,988  146,952

Accrued Pension Cost                              536      507
Long-Term Debt                                 55,398   55,626
Deferred Income Taxes                          45,046   49,868

Shareholders' Equity
  Common shares, $.01 par value                   904      601
  Additional paid-in capital                   83,577   81,176
  Retained earnings                           367,564  351,328
    Total Shareholders' Equity                452,045  433,105

Total Liabilities and Shareholders' Equity   $695,013 $686,058

See notes to consolidated condensed financial statements.


                         WORTHINGTON INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                       (In Thousands Except Per Share)
                                 (Unaudited)


                       Three Months Ended        Six Months Ended
                           November 30              November 30
                         1993       1992          1993       1992

Net sales             $295,907   $261,983      $586,017    $512,333
Cost of goods sold     252,838    221,597       498,664     435,154
  Gross Margin          43,069     40,386        87,353      77,179

Selling, general and
administrative expense  16,543     15,863        33,582      31,332
Interest expense           730        926         1,379       1,825
  Earnings Before
  Income Taxes          25,796     23,597        52,392      44,022
Income taxes             9,932      8,731        20,171      16,288
  Net Earnings         $15,864    $14,866       $32,221     $27,734


Average Common
Shares Outstanding      90,317     89,408        90,251      89,426


Earnings Per Common
Share                    $0.18      $0.17         $0.36       $0.31


Cash Dividends
Declared Per Common
Share                    $0.09      $0.08         $0.18       $0.16















See notes to consolidated condensed financial statements.



                       WORTHINGTON INDUSTRIES, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                  Six Months Ended
                                                   November 30
                                               1993         1992

OPERATING ACTIVITIES
  Net Earnings                                  $32,221    $27,734
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation                                 15,974     14,570
    Provision for deferred income taxes           2,692         96
    Changes in assets and liabilities:
      Decrease (increase) in:
        Short-term investments                       41         (8)
        Accounts receivable                      17,276     24,452
        Inventories                             (13,595)    (3,634)
        Other currents assets                    (8,429)    (3,914)
        Other assets                             (2,783)   (12,354)
      Increase (decrease) in:
        Accounts payable and accrued expenses   (27,478)   (13,788)
        Accrued pension cost                         29        (63)
     Net Cash Provided By Operating Activities   15,948     33,091

INVESTING ACTIVITIES
     Net Cash Invested in Property,
       Plant and Equipment                      (24,495)   (10,059)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings            15,000
  Principal payments on long-term debt             (228)    (1,134)
  Proceeds from issuance of common shares         2,706      2,029
  Repurchase of common shares                       (27)    (2,279)
  Dividends paid                                (15,960)   (14,310)
Net Cash Provided(Used) By Financing Activities   1,491    (15,694)

Increase (decrease) in cash
  and cash equivalents                           (7,056)     7,338
Cash and cash equivalents
   at beginning of period                        16,691      4,996

Cash and cash equivalents
   at end of period                              $9,635    $12,334





See notes to consolidated condensed financial statements.

                       WORTHINGTON INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

Note A - Management's Opinion

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all ad-justments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of
     November 30, 1993 and May 31, 1993; the results of operations for the three and six months ended November 30, 1993 and 1992; and the cash flows for the six months then ended.

          The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1993 Worthington Industries, Inc. Annual Report to Share-holders which is incorporated by reference in the Company's 1993 Form 10-K.

Note B - Income Taxes

          The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income. The tax rate increased to 38.5% for the three and six month periods ended November 30, 1993 from 37% for the same periods of the prior year reflecting the higher tax rates and decreased deductions provided by the "Omnibus Budget Reconciliation Act of 1993," which became law during August 1993.

Note C - Earnings Per Share

          Earnings per common share for the quarter and six months ended November 30, 1993 and 1992 are based on the weighted average common shares outstanding during each of the respective periods, after giving effect to the three-for-two share split which was distributed on October 22, 1993. Earnings per common share for the quarters ended August 31, 1993 and 1992, adjusted for the share split, are $.18 and $.14, respectively.

Note D - Contingent Liabilities

          In March 1993, a trial court in Chicago, Illinois issued a decision against the Company's subsidiary, Buckeye Steel Castings Company ("Buckeye") in the amount of approximately $5.8 million in damages, interest, and attorney's fees and costs. The dispute involves the infringement of a patent, which Buckeye believed to be invalid. The patent expired in 1989. Buckeye has appealed the judgment on various issues which if successful would substantially reduce or eliminate the amount of the judgment. Management and legal counsel are presently unable to predict the outcome or to estimate the amount of any liability Buckeye may ultimately have with respect to this lawsuit.

          The Company is a defendant in certain other legal actions. In the opinion of management, the outcome of the above and other actions, which is not clearly determinable at the present time, would not significantly affect the Company's consolidated financial position or future operations.

Note E - Results of Operations

        The results of operations for the three and six months ended November 30, 1993 and 1992 are not necessarily indicative of the results to be expected for the full year.

                       WORTHINGTON INDUSTRIES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     For the three months ended November 30, 1993, net sales reached a second quarter record of $295.9 million, 13% higher than the previous record set last year. Net earnings of $15.9 million and earnings per share of $.18, were records as well, increasing 7% and 6%, respectively, from the same period in 1992.

     Records were also set for the first six months of fiscal 1994. Net sales reached $586 million, 14% higher than in the previous year. Net earnings of $32.2 million and earnings per share of $.36 were 16% higher.

     The record results were achieved in spite of difficult operating circumstances for several of the Company's business segments. The strength came from the core businesses, as steel processing and pressure cylinders produced strong sales and earnings growth. Gross margin improved 7% for the quarter, less than the growth in sales because of start-up inefficiencies on several new jobs for custom plastics and a temporary decrease in demand for railcar castings. The 4% increase in selling, general and administrative expenses for the quarter was in line with the sales increase.

     Interest expense declined for the quarter and six months as a lower average interest rate more than offset higher average debt outstanding.

     Income taxes increased more than earnings for the three and six month periods, reflecting the higher tax rates and decreased deductions provided by the "Omnibus Budget Reconciliation Act of 1993," which passed in August. The income tax rate rose to 38.5% for the three and six month periods from 37% for the same periods of the prior year.

     Sales and earnings for the processed steel products segment showed significant increases for the three and six month periods. The steel processing operations continued to gain market share and demand remained strong. This was offset somewhat during the second quarter by an unfavorable sales mix at some locations. A portion of the sales increases for both the three and six month periods was attributable to higher prices as increases from the steel mills were generally passed through to customers. The Porter, Indiana plant continued to improve its results and contribution to this segment. The six month comparison was also helped as the Malvern, Pennsylvania plant experienced a strike during last year's first quarter. Sales for the pressure cylinder business increased over the second quarter and first six months of last year. Earnings rose at a higher rate because of improved product mix and a related reduction in labor costs.


     The custom products segment showed a slight increase in sales for the quarter and six months, but earnings have lagged. The plastics operation has virtually replaced the sales lost when certain car models were phased out during the summer, but earnings have not kept pace due to start-up inefficiencies on the new jobs. For the quarter, precision metal's sales and earnings increased as productivity on the new jobs has improved. Six month earnings for the segment remain below the prior year because of the job start-up inefficiencies experienced in the first quarter.

     In the cast products segment, sales and earnings were lower compared to the same periods of the prior year. Steel castings earnings for the quarter dropped significantly as a temporary decrease in demand for freight railcar castings, which was impacted by the Midwest flooding, depressed sales early in the quarter. See Note F to the Consolidated Condensed Financial Statements concerning the contingent liability of the steel castings operation with respect to certain patent litigation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position has strengthened since fiscal year-end. At November 30, 1993, working capital was $219.7 million and the current ratio was 2.6:1. Long-term debt was 11% of total capital.

     During the six months, the Company used $7.1 million of its cash position and $15 million of short-term borrowings to help fund its cash needs. Cash was also provided by net earnings of $32.2 million, depreciation of $16.0 million, and a $17.3 million decrease in accounts receivable. Cash was used to fund a $13.6 million increase in inventories, a $8.4 million increase in other current assets, a $27.5 million decrease in accounts payable and accrued expenses, a $24.5 million net cash investment in capital expenditures, and $16.0 million of cash dividends. The decrease in accounts receivable occurred with the reduced activity of the first six months compared to the fourth quarter of fiscal 1993. Accounts payable and accrued expenses have decreased since fiscal year-end as the Company has aggressively pursued vendor prepayment discounts. The increase in inventory occurred largely in the processed steel products segment, where the amount of inventory rose in anticipation of higher sales volumes and raw material costs were up reflecting the price increases from the steel mills.

     Days sales in accounts receivable has improved since fiscal year-end and the inventory turn has remained constant despite the increased investment in inventory.

     The Company expects its operating results and cash from normal operating activities to improve during fiscal 1994. The Company has $40 million in unsecured, short-term lines of credit available at below the prime rate. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating costs, dividends, debt payments and capital expenditures for existing businesses.

                       PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

          A.   Exhibits - None

     B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended November 30, 1993.


                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WORTHINGTON INDUSTRIES, INC.




Date: January 12, 1994       By:/s/Donald G. Barger, Jr.
                                Donald G. Barger, Jr.
                                Vice President -
                                Chief Financial Officer