Form 10-Q
period 1994-02-28
WORTHINGTON INDUSTRIES INC
filed 1994-04-13
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 - Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 1994   Commission File No. 0-4016

WORTHINGTON INDUSTRIES, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE
(State of Incorporation)

31-1189815
(I.R.S. Employer Identification No.)

1205 Dearborn Drive, Columbus, Ohio                43085
(Address of Principal Executive Offices)           (Zip Code)

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value            90,546,732
Class                                   Outstanding March 31, 1994

                           Page 1 of 12 pages

                      WORTHINGTON INDUSTRIES, INC.


                                  INDEX

                                                                    Page

PART I.  Financial Information

        Consolidated Condensed Balance Sheets -
        February 28, 1994 and May 31, 1993. . . . . . . . . . . . . .3

        Consolidated Condensed Statements of Earnings -
        Three and Nine Months Ended February 28, 1994 and 1993  . . .4

        Consolidated Condensed Statements of Cash Flows -
        Nine Months Ended February 28, 1994 and 1993. . . . . . . . .5

        Notes to Consolidated Condensed Financial Statements. . . . .6

        Management's Discussion and Analysis of
        Results of Operations and Financial Condition . . . . . . . .9


PART II. Other Information. . . . . . . . . . . . . . . . . . . . . 12


                     PART I.  FINANCIAL  INFORMATION
                     WORTHINGTON  INDUSTRIES,  INC.
                CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                     (In Thousands Except Per Share)
                               (Unaudited)
                                                  February 28  May 31
                                                      1994       1993
                                 ASSETS
Current Assets
  Cash and cash equivalents                         $20,977    $16,691
  Short-term investments                                132        898
  Accounts receivable - net                         170,804    168,855
  Inventories
    Raw materials                                   104,543    100,239
    Work in process and finished products            62,214     58,748
                                                    166,757    158,987
  Prepaid expenses and other current assets          24,148     18,082
    Total Current Assets                            382,818    363,513

Investment in Equity Affiliates                      29,492     17,945
Other Assets                                         23,359     19,359

Property, plant and equipment                       523,788    488,921
Less accumulated depreciation                       218,317    195,529
    Property, Plant and Equipment - net             305,471    293,392

    Total Assets                                   $741,140   $694,209

                 LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current Liabilities
  Accounts payable                                  $88,045    $90,461
  Notes payable                                       6,000
  Accrued compensation, contributions to
   employee benefit plans and related taxes          30,630     34,546
  Dividends payable                                   8,145      7,810
  Other accrued items                                 9,061      8,974
  Income taxes                                       13,569      3,996
  Current maturities of long-term debt                1,163      1,165
    Total Current Liabilities                       156,613    146,952

Accrued Pension Cost                                    547        507
Long-Term Debt                                       54,577     55,626
Deferred Income Taxes                                54,210     52,936

Shareholders' Equity
  Common shares, $.01 par value                         905        601
  Additional paid-in capital                         84,475     81,250
  Minimum pension liability                         (1,674)      (230)
  Retained earnings                                 391,487    356,567
    Total Shareholders' Equity                      475,193    438,188

Total Liabilities and Shareholders' Equity         $741,140   $694,209

See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (In Thousands Except Per Share)
                                  (Unaudited)


                           Three Months Ended           Nine Months Ended
                               February 28                 February 28
                             1994        1993            1994        1993
Net sales                $323,130    $275,821        $908,914     $787,177
Cost of goods sold        274,951     232,547         773,615      667,701
  Gross Margin             48,179      43,274         135,299      119,476

Selling, general and
administrative expense     18,299      17,793          51,881       49,125
Operating Income           29,880      25,481          83,418       70,351

Interest income               248         221             609          364
Interest expense             (697)       (840)         (2,076)      (2,665)
Equity in net income
(loss) of unconsolidated
affiliates                  1,862      (1,001)         12,639        2,525
  Earnings Before
  Income Taxes             31,293      23,861          94,590       70,575
Income taxes               11,553       8,829          35,540       26,113
  Net Earnings            $19,740     $15,032         $59,050      $44,462


Average Common
Shares Outstanding         90,473      89,884          90,324       89,577


Earnings Per Common
Share                       $0.22       $0.17           $0.65        $0.50


Cash Dividends
Declared Per Common
Share                       $0.09       $0.08           $0.27        $0.24













See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)
                                                      Nine Months Ended
                                                          February 28
                                                      1994           1993
OPERATING ACTIVITIES
  Net Earnings                                        $59,050      $44,462
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation                                       24,568       21,894
    Equity in net income of unconsol. affil.          (12,639)      (2,525)
    Provision for deferred income taxes                 8,788          752
    Changes in assets and liabilities:
      Decrease (increase) in:
        Short-term investments                            766           46
        Accounts receivable                            (1,949)        (691)
        Inventories                                    (7,770)     (11,395)
        Other currents assets                          (6,066)      (5,646)
        Investment in of equity affiliates               (352)      (4,521)
        Other assets                                   (4,000)      (2,776)
      Increase (decrease) in:
        Accounts payable and accrued expenses          (3,851)       5,342
        Accrued pension cost                               40         (981)
     Net Cash Provided By Operating Activities         56,585       43,961

INVESTING ACTIVITIES
     Net Cash Invested in Property,
       Plant and Equipment                            (36,647)     (20,188)

FINANCING ACTIVITIES
  Net proceeds from short-term borrowings               6,000
  Principal payments on long-term debt                 (1,051)      (2,183)
  Proceeds from issuance of common shares               3,531        6,300
  Repurchase of common shares                             (27)      (2,279)
  Dividends paid                                      (24,105)     (21,518)
     Net Cash Used By Financing Activities            (15,652)     (19,680)

Increase in cash
  and cash equivalents                                  4,286        4,093
Cash and cash equivalents
   at beginning of period                              16,691        4,996

Cash and cash equivalents
   at end of period                                   $20,977       $9,089





See notes to consolidated condensed financial statements.

WORTHINGTON INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

Note A - Management's Opinion

           In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all ad-justments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of
     February 28, 1994 and May 31, 1993; the results of operations for the three and nine months ended February 28, 1994 and 1993; and the cash flows for the nine months then ended.

           The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1993 Worthington Industries, Inc. Annual Report to Share-holders which is incorporated by reference in the Company's 1993 Form 10-K.

Note B - Income Taxes

           The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income. The tax rate increased to 37.6% for the nine month period ended February 28, 1994 from 37% for the same period of the prior year reflecting the higher tax rates and decreased deductions provided by the "Omnibus Budget Reconciliation Act of 1993," which became law during August 1993. The full impact of the new law was offset somewhat by permanent differences which became a larger percentage of pre-tax earnings.

Note C - Earnings Per Share

           Earnings per common share for the quarter and nine months ended February 28, 1994 and 1993 are based on the weighted average common shares outstanding during each of the respective periods, after giving effect to the three-for-two share split which was distributed on October 22, 1993. Earnings per common share for the previous quarters, adjusted for the share split and the restatement (see Note E), are as follows: for the quarters ended August 31, 1993 and 1992, $.22 and $.16, respectively, and for the quarters ended November 30, 1993 and 1992, $.21 and $.17, respectively.


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

Note E - Investment in Equity Affiliates

           The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Worthington Specialty Processing (50%), London Industries, Inc.(60%), Worthington Armstrong Venture (50%), TWB Company (50%) and Rouge Steel Company (See Below).

           During February 1994, the Company contracted to increase its voting ownership in Rouge Steel Company. Accordingly, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. The financial statements of prior years have been restated back to December 1989, the date of the original investment in Rouge. Certain reclassifications were made to prior year's amounts to conform with the 1994 presentation.

           The Company's equity in Rouge for the restatement periods is shown at 25% interest. After Rouge's initial public offering (IPO) which commenced March 29, 1994, the Company's interest will be approximately 28%. The market value of the Company's investment in Rouge at the IPO price of $22 per share was approximately $132 million.

           The effect of the change was to increase net income for the quarter by $1.6 million ($.02 per share) and for the nine months ended February 28, 1994 by $8.7 million ($.09 per share). The effect on the prior year was to decrease net income for the quarter by $.7 million ($.00 per share) and increase net income for the nine months by $1.0 million ($.02 per share).


           Financial information for affiliated companies accounted
     for by the equity method is as follows:
                         Quarter Ended       Nine Months Ended
                          February 28,        February 28,
                        1994       1993       1994       1993
     Net Sales        $317,353   $249,219   $923,015   $773,353
     Gross Margin       20,102      4,377     79,674     37,226
     Net Income          8,283     (4,245)    50,832      7,728

Note F - Results of Operations

          The results of operations for the three and nine months ended February 28, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.



                      WORTHINGTON INDUSTRIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     For the three months ended February 28, 1994, net sales reached a third quarter record of $323.1 million, 17% higher than the previous record set last year. Record net earnings of $19.7 million and earnings per share of $.22 bettered last year's amounts by 31% and 29%, respectively.

     Records were also set for the first nine months of fiscal
1994. Net sales reached $908.9 million, 15% higher than the previous year. Net earnings of $59.1 million and earnings per share of $.65 were 33% and 30% higher, respectively.

     The Company increased its ownership of Rouge Steel Company and changed the method of reporting Rouge from the cost to the equity method (See Note E, Notes to Consolidated Condensed Financial Statements). Rouge is a billion dollar steel producer which had its initial public(IPO) offering on March 29, 1994. The Company owns approximately 28% of Rouge after the IPO.

     The strength in the Company's businesses continues to come in large part from the core operations, as steel processing and pressure cylinders are producing strong sales and earnings growth. Gross margin improved 11% for the quarter, less than the growth in sales because of start-up inefficiencies on several new jobs for custom plastics. Operating income improved 17% for the quarter, in line with sales, as selling, general and administrative expenses increased only 3%.

     Interest expense declined for the quarter and nine months as a lower average interest rate more than offset higher average debt outstanding.

     Income taxes increased more than earnings for the nine month period, reflecting the higher tax rates and decreased deductions provided by the "Omnibus Budget Reconciliation Act of 1993," which passed in August. The effective tax rate rose to 37.6% for the nine month period ended February 28, 1994 from 37% for the same period of the prior year. The full effect of the law's increase in tax rates was somewhat offset by permanent differences which became a larger percentage of pre-tax earnings.

     Sales and earnings for the processed steel products segment for the three and nine month periods increased significantly above those periods in the prior year. The steel processing operations continued to gain market share and demand remained strong at most of the locations. The results were achieved despite weather-related shipping problems that occurred during the quarter. A portion of the sales increases for both the three and nine month periods was attributable to higher prices as increases from the steel mills were generally passed through to customers. The nine month comparison is also favorable as a strike at the Malvern, Pennsylvannia plant depressed results for last year's first quarter. Sales for the pressure cylinder business increased over the third quarter and first nine months of last year. Earnings rose at a higher rate. All product lines registered excellent growth, particularly the largest lines, steel portables and non-refillables. Customers were building inventory in anticipation of a strong summer season.


     Sales for the custom products segment increased for the quarter and nine months, but earnings were lower. The plastics operation has virtually replaced the sales lost when certain car models were phased out during the summer, but earnings have continued to lag due to start-up inefficiencies on the new jobs. Sales volume has been helped by the increase in automobile production. For the quarter and nine months, precision metal's sales and earnings increased significantly. Results are tracking the increased automotive production and productivity on the new jobs continues to improve.

     In the cast products segment, sales increased above the prior year's third quarter and nine month periods; however, earnings for the nine months are still behind. Led by strong demand for freight railcars, steel castings rebounded from weak product demand in the second quarter, which was impacted by the Midwest flooding, to post record revenues for the third quarter. Quarterly earnings also improved despite shipping problems caused by the severe winter weather. See Note D to the Consolidated Condensed Financial Statements concerning the contingent liability of the steel castings operation with respect to certain patent litigation.

     Equity in net income(loss) of unconsolidated affiliates increased dramatically for the quarter and nine month periods. This is largely as a result of the equity from Rouge Steel which has benefitted from the present market environment for integrated steel producers as demand and pricing are very favorable. Start-up problems at TWB, that have effected the equity in affiliates, have been largely overcome by the end of the quarter.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position has strengthened since fiscal year-end. At February 28, 1994, working capital was $226.2 million and the current ratio was 2.4:1. Long-term debt was 10% of total capital.

     During the nine months, the Company used $.7 million of its cash position and $6 million of short-term borrowings to help fund its cash needs. Cash was also provided by net earnings of $59.1 million and depreciation of $24.6 million expenses. Cash was used to fund a $7.8 million increase in inventories, a $6.1 million increase in other current assets, a $3.9 million decrease in accounts payable and accrued expenses, a $36.6 million net cash investment in capital expenditures, and $24.1 million of cash dividends. Accounts payable and accrued expenses have decreased since fiscal year-end, despite the higher inventory levels, as the Company has aggressively pursued vendor prepayment discounts. The increase in inventory occurred largely in the processed steel products segment, where the amount of inventory rose in anticipation of higher sales volumes in the fourth quarter and raw material costs were up reflecting the price increases from the steel mills.

     Days sales in accounts receivable has improved since fiscal year-end as has inventory turns despite the increased investment in inventory.

     The Company expects its operating results and cash from normal operating activities to continue to improve during the fourth quarter. The Company has $40 million in unsecured, short-term lines of credit available at below the prime rate. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating costs, dividends, debt payments and capital expenditures for existing businesses.

                      PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     A.    Exhibits - None

     B.    Reports on Form 8-K.

            A Current Report on Form 8-K dated February 28, 1994 was filed to report the acquisition of additional shares of Rouge Steel Company and the Company's change in its method of accounting for its investment from the cost to the equity method.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WORTHINGTON INDUSTRIES, INC.




Date: April 13, 1994             By:/s/Donald G. Barger, Jr.
                                    Donald G. Barger, Jr.
                                    Vice President -
                                    Chief Financial Officer