Form 10-K
period 1994-05-31
WORTHINGTON INDUSTRIES INC
filed 1994-08-29
CIK 108516

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 - K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
	For the fiscal year ended May 31, 1994 Commission File No. 0-4016 WORTHINGTON INDUSTRIES, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE                                         31-1189815
(State of incorporation)               (IRS Employer Identification No.)
1205 Dearborn Drive, Columbus, Ohio                 43085
(Address of principal executive offices)          (Zip Code)
(614) 438-3210
(Registrant's telephone number, including area code)
Securities Registered Pursuant To Section 12(b) of the Act:
None
Securities Registered Pursuant To Section 12(g) of the Act:
Title of each class:
Common Stock, $.01 par value (90,651,804 shares outstanding at August 8, 1994)
	Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                                YES  X   NO __
	Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         X
	The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 8, 1994 was $1,478,609,834
(computed by reference to the closing price for such shares on such date).
	Portions of the Registrant's annual report to shareholders for the fiscal year ended May 31, 1994 are incorporated by reference into Part I and Part II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on September 22, 1994 are incorporated by reference into Part III.
	Exhibit index begins on page 24 of consecutively numbered original


PART I

Item 1.  -  Business.

	Worthington Industries, Inc. was initially incorporated in Ohio in 1955. It reincorporated in Delaware in 1986 through a statutory merger. Worthington Industries, Inc. and its subsidiaries are herein referred to as the "Company." The
Company's operations are grouped into three segments: processed steel products, custom products and cast products.

	The processed steel products segment is engaged in the business of processing flat rolled steel to close tolerances for sale to industrial customers who require steel of precise thickness, length, width, shape, surface finish and temper for their own product fabrication. The Company also makes its own line of finished processed steel products such as low pressure cylinders for containing liquefied petroleum, refrigerant and other gases.

	The custom products segment produces injection-molded plastic and precision metal parts for sale to manufacturers of automobiles, appliances, lawn equipment, audio equipment, recreational items, housewares and other items in North America.

	The cast products segment produces a broad line of cast steel products for sale to the freight railcar, mass transit and industrial markets.

	For information regarding the net sales and revenues, earnings from continuing operations before income taxes, and identifiable assets attributable to each segment for each of the last three fiscal years, reference is made to page 25 of the Company's annual report to shareholders for the year ended
May 31, 1994 which is incorporated herein by reference.

	During the year ended May 31, 1994, the Company acquired additional equity in Rouge Steel Company, exercising a favorable option acquired when the original investment was made in fiscal 1990. This brought the Company's equity ownership in Rouge to approximately 28% and the Company was required by generally accepted accounting principles to change its method of carrying the investment from cost to equity. See Note J of the Notes to the Company's Consolidated Financial Statements, which are included in Item 8 hereof, for additional information concerning the Company's investment in Rouge Steel Company and other unconsolidated affiliates.

Processed Steel Products.

	The Company buys coils of wide, open tolerance sheet steel from major steel mills, and processes it to the custom order of more than 1,700 industrial customers in the automotive, automotive supply, appliance, electrical, communications, construction, office furniture, office equipment, agricultural, machinery, leisure time and other industries. The Company does not process steel for inventory.

	Techniques such as slitting, roller leveling, cold reduc-tion, edge rolling, blanking, coating, annealing and pickling are used to process steel to specified thickness, length, width, shape, temper and surface quality. One or more processes are applied to produce steel of specified character and dimension which the customer can stamp, blank, draw, roll form, fabricate or otherwise incorporate into component parts or end products. Slitting is cutting steel to specified widths. Roller leveling is flattening steel and cutting it to exact lengths. Cold reduction is rolling steel to close tolerances of thickness and temper. Edge rolling imparts round, smooth or knurled edges. Blanking cuts the steel into specific shapes. Coating results in the production of painted, galvanized or nickel-plated steel. Annealing is a thermal process which changes the hardness of steel. Pickling is a chemical process whereby an acidic solution removes the surface oxide, commonly called "scale", which develops on steel when it is hot rolled.

	Steel processing is highly competitive. The Company competes with many other intermediate processors. The Company knows of no other intermediate processor which offers the same type and extent of technical service support provided by the Company relating to material testing and application of material suited to the particular needs of customers (see "Technical Services"). The Company is unable to gauge, however, the extent to which its technical service capability has improved its competitive position.

	The Company manufactures steel cylinders having refrigerant gas capacities of 15 to 1000 pounds, and steel and aluminum cylinders with liquefied petroleum gas capacities of 4-1/4 to 420 pounds. These cylinders are designed and produced in accordance with safety requirements prescribed by the U.S. Department of Transportation which specify materials, design limitations, and marking, inspection and testing procedures to be used. The cylinders are produced by precision stamping, deep drawing and welding of component parts to customer specifications. They are then tested, painted and packaged as required.

	Disposable steel cylinders manufactured by the Company are sold predominantly to major refrigerant gas producers who fill the cylinders with refrigerant gases and re-sell them to dealers for use in charging residential, commercial, automotive and other air conditioning and refrigeration systems. Reusable steel and aluminum cylinders are built to contain liquefied petroleum gas for use as a fuel, and the major buyers are manufacturers of barbecue grills. Reusable cylinders are also sold to propane and gas grill distributors, mass merchandisers and manufacturers and users of materials-handling, heating, cooking and camping equipment. The Company also manufactures other cylinder products such as recapture and recycling tanks for refrigerant gases, helium tanks and compressed air tanks. It also sells acetylene cylinders for welding applications. While a large percentage of sales are made to major accounts, the Company has over 1,000 cylinder customers.

	The Company has two principal competitors in its major pressure cylinder markets, of which management believes the Company has the largest share. However, the Company has no reliable information with respect to the size of any of its various product markets or its relative position therein for any segment.

	The largest customer of the processed steel products segment is General Motors Corporation, purchasing through decentralized divisions and subsidiaries and in different geographical areas.
(See "Marketing and Competition"). The loss of General Motors as a customer could have an adverse effect on the segment, but the Company has no reason to believe that the loss of this customer is likely.

	The Company purchases steel in large quantities, at regular intervals from major primary producers for its steel processing and pressure cylinder operations. During the fiscal year ended
May 31, 1994 the Company's major suppliers were Rouge Steel
Company (in which the Company holds a minority equity position) Bethlehem Steel Corporation, LTV Steel Corporation, USX Corporation, WCI Steel, Inc., Weirton Steel Corporation and Wheeling-Pittsburgh Steel Corporation. During the fiscal year ended May 31, 1994, the Company's major suppliers of aluminum for pressure cylinders were Alumax Aluminum Sales Corporation
Cressona Aluminum Company and Aluminum Corporation of America. Management believes that its supplier relationships are good.

Custom Products.

	In the custom products segment, the Company manufactures injection molded plastic and precision metal parts to customer specifications. The primary customers of this segment are in the automotive original equipment markets, but sales are also made to manufacturers of appliances, lawn equipment, audio equipment, recreational items, hand tools, housewares and other items.
Principal products of the segment are a variety of custom made injection molded plastic components (both functional and decorative) which, depending on the customers' needs, can also be painted, assembled, silk screened, vacuum metalized, hot stamped, roll foiled, vinyl wrapped, foamed in-place and/or appliqued by the Company.
Precision metal components are made primarily for power steering, transmission, brake and other mechanical systems.

	The custom products segment relies heavily on sales to General Motors Corporation, The Ford Motor Company and Chrysler Corporation. The loss of any of these customers could have an adverse effect on the segment but the Company has no reason to believe that the loss of any of these customers is likely.

	Plastic resins and bar steel, the major raw materials required by this segment, are available from many sources.

	The Company has numerous competitors in the sale of its custom products. This business competes in its markets by seeking to provide well-engineered, quality products within required delivery terms to meet the specific needs of its plastic parts and precision metal component customers.

Cast Products.

	The Company's cast products segment operates a steel castings business. The steel castings operation manufactures a diverse line of cast steel products ranging in size from 100 pounds to 30 tons. These products are offered to the railroad, mass transit, construction and off-highway markets, and are produced to satisfy customer orders. The Company can also pour ingots of special alloy steel which are converted to coils, plates, bars and forgings by outside users.

	In general, there are a number of companies involved in the sale of steel castings. However, there are four major competitors in the sale of certain railcar castings. The
Company's cast products are generally sold under trademark which is a stylized "Circle B", and the Company utilizes various other owned and licensed trademarks and patents in connection with its cast products. The Company is the leading North American designer and producer of undercarriages for mass transit cars and holds numerous patents for them.

	Scrap steel, the major raw material required by the cast products segment, is purchased from several sources, including a wholly-owned subsidiary of the Company. Supplies of scrap steel have been adequate, although pricing in the market tends to be volatile. Other raw materials used by this segment are obtained from a number of major suppliers.

Technical Services.

	The Company employs a staff of engineers and other technical personnel and maintains fully-equipped, modern laboratories to support its operations. The facilities enable the Company to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of its raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat rolled steel and steel castings required for the particular needs of the Company's customers. In order to provide such service, the Company maintains a continuing program of developmental engineering with respect to the characteristics and performance of its products under varying conditions. Laboratory facilities are also used to perform the quality control and extensive testing of all low pressure cylinders required by the regulations of the U. S. Department of Transportation and associated agencies, as well as varying customer requirements. The Company also maintains a separate testing facility for its steel castings operation.

Marketing and Competition.

	The Company's products and services are sold primarily by Company sales personnel.

	As a percentage of the Company's consolidated sales and revenues, sales of steel processing services represented 59% for fiscal 1994, 56% for fiscal 1993 and 52% for fiscal 1992; sales of pressure cylinders represented 13% for 1994, 13% for 1993 and 11% for 1992; and sales of custom plastics represented 17% in 1994, 19% in 1993 and 20% in 1992.

	During the fiscal year ended May 31, 1994, General Motors Corporation, purchasing through decentralized divisions and subsidiaries in different geographical areas, accounted for approximately 12.6% of the Company's consolidated sales and revenues.

	The principal methods of competition encountered by the Company are quality of product, ability to meet delivery requirements of customers, and price. Geographic proximity to customers has a significant effect upon relative ability to meet customer delivery schedules and impacts the freight charge portion of overall product price. See also the information set forth above as to competition in the various segments.

Environmental Regulation.

	The Company's manufacturing facilities, generally in common with those similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and to effect cost savings related to environmental compliance. Management does not anticipate that capital expenditures for environmental control facilities required in order to meet environmental requirements will be material when compared with the Company's overall capital expenditures.

Employees.

	The Company employs approximately 7,700 people.

Investments in Unconsolidated Affiliates.

	The Company participates in four joint ventures as follows:
(a) Worthington Armstrong Venture manufactures suspended ceiling systems for concealed and lay-in panel ceilings from three plants located in Pennsylvania, Maryland and France; (b) Worthington Specialty Processing processes wide sheet steel from its plant in Jackson, Michigan; (c) TWB Company, located in the Detroit, Michigan area, produces laser welded steel blanks for the automobile industry; and (d) London Industries, Inc. produces injection molded plastic products in London, Ohio. The Company also owns a minority equity interest (28%) in Rouge Steel
Company, an integrated steel mill located near Detroit, Michigan. See Note J of the Notes to the Company's Consolidated Financial Statements for additional information on these unconsolidated affiliates of the Company.

Item 2. - Properties.

	The Company's principal properties presently consist of 25 owned and 2 leased manufacturing and office facilities. These properties are located in Ohio (12), Alabama (1), Georgia (3), Indiana (1), Kentucky (1), Maryland (1), Michigan (2), Oklahoma
(1), Ontario (1), Pennsylvania (1), South Carolina (2) and Tennessee (1). These plants and offices are used in the processed steel products (16), custom products (7) and cast products (3) segments and for general corporate purposes (1).
The above facilities, all of which are well maintained and in good operating condition, contain in excess of 5,000,000 square feet, and are adequate to meet the Company's present needs.

	See Item 1 under the heading "Investments in Unconsolidated Affiliates" for the location of the Company's unconsolidated affiliates.

Item 3. - Legal Proceedings.

	The Ohio EPA has threatened to sue the Company's subsidiary, Buckeye Steel Castings Company, for various alleged air pollution matters at its foundry in Columbus, Ohio. The primary allegations concern (a) alleged emissions of fugitive dust from the facility, mainly related to malfunctions of its dust collection systems (i.e. baghouses) in 1989; (b) alleged failures to obtain permits in a timely manner; and (c) alleged failures in prior years to use reasonably available control measures to collect dust inside its facility. The Company disputes the alleged violations, and is currently involved in negotiations in an attempt to resolve the matter. Any remedy will be discussed as part of the negotiations.

Item 4. - Submission of Matters to a Vote of Security Holders.

	Not applicable.

Executive Officers of the Registrant.

	The following table lists the names, positions held, and ages of all the executive officers of the Company:


                                                 							            Present Office
Name                    Age     Positions with the Company          Held Since

John H. McConnell       71      Chairman of the Board and Director  1955
John P. McConnell       40      Vice Chairman, Chief Execu-
                         				   tive Officer and Director           1993
Donald G. Barger, Jr.   51      Vice President-Finance and
                         				   Chief Financial Officer             1993
Robert J. Borel         51      Vice President-Engineering          1985
Edward A. Ferkany       57      Vice President-Processed Steel      1985
Thomas L. Hockman       50      Vice President-Personnel            1993
Robert J. Klein         57      Executive Vice President-Market-
                         				   ing and Planning and Director       1985
Pete A. Klisares        58      Executive Vice President
                         				   and Director                        1993
Donal H. Malenick       55      President, Chief Operating
                         				   Officer and Director                1976
Charles D. Minor        67      Secretary and Director              1955



	The principal employment of Donal H. Malenick, Robert J.
Klein, Robert J. Borel and Edward A. Ferkany for more than the last five years has been in their present capacity with the Company.

	John H. McConnell was also Chief Executive Officer of the
Company from its founding in 1955 until June 1, 1993 at which time he retired as CEO and remained Chairman of the Board.

	John P. McConnell's principal occupation for more than five years prior to July 1990 had been in various capacities with the Company. In July 1990, he resigned his employment with the Company to become President of JMAC, Inc., a private holding company. John
P. McConnell was elected Vice Chairman of the Company in June 1992 and became Chief Executive Officer as of June 1, 1993.

	Donald G. Barger, Jr. was Vice President-Corporate Controller for B. F. Goodrich Company for more than five years prior to September 1993, when he became Vice President-Finance and Chief
Financial Officer of the Company.

	Thomas L. Hockman was Assistant Treasurer and Manager of
Compensation and Benefits for the Company for more than five years prior to becoming Vice President-Personnel in January 1993.

	Pete A. Klisares was Manufacturing Vice President and General Manager for AT&T for more than five years prior to May 1991 and Executive Director of JMAC, Inc. from May 1991 through December
1991. He became Assistant to the Chairman of the Company in December 1991 and was named Executive Vice President effective
August 1993.

	Charles D. Minor was a partner in the law firm of Vorys, Sater, Seymour and Pease, counsel to the Company, for more than five years prior to January 1993. In January 1993 he became counsel to that firm.

	Executive officers serve at the pleasure of the directors. John H. McConnell is the father of John P. McConnell. There are no other family relationships among the executive officers of the Company. No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer.

PART II

Item 5. - Market for Registrant's Common Equity and Related
Stockholder Matters.

	The information called for by this Item 5 is incorporated by reference herein from the information set forth on pages 32 and 33 of the Company's annual report to shareholders for the year ended
May 31, 1994.

Item 6. - Selected Financial Data.

	The information called for by this Item 6 is incorporated by reference herein from the information presented for each of the Company's five most recent fiscal years under "Eleven Year Selected Financial Data" set forth on pages 30 and 31 of the Company's annual report to shareholders for the year ended May 31, 1994.

Item 7. - Management's Discussion and Analysis of Financial
Condition and Results of Operations.

	The information called for by this Item 7 is incorporated by reference herein from "Management's Discussion and Analysis" set forth on pages 19, 20 and 21 of the Company's annual report to shareholders for the year ended May 31, 1994.


Item 8. - Financial Statements and Supplementary Data.

	The following consolidated financial statements of Worthington Industries, Inc. and Subsidiaries and Report of Independent
Auditors, included in the Company's annual report to shareholders for the year ended May 31, 1994, on pages 21 through 29 thereof are incorporated herein by reference.

Consolidated Balance Sheets--May 31, 1994 and 1993

Consolidated Statements of Earnings--Years ended May 31, 1994, 1993 and 1992

Consolidated Statements of Shareholders' Equity--Years ended
May 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows--Years ended May 31, 1994,
1993 and 1992

Notes to Consolidated Financial Statements

Report of Independent Auditors

Item 9. - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

	Not applicable.

PART III

Item 10. - Directors and Executive Officers of the Registrant.

	In accordance with General Instruction G(3), the information required by this Item 10 is incorporated by reference herein from the material under the heading "Election of Directors" contained on pages 2 through 5 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 22, 1994. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under an appropriate caption. No disclosure is required to be made under Item 405 of Regulation S-K.

Item 11. - Executive Compensation.

	In accordance with General Instruction G(3), the information required by this Item 11 is incorporated by reference herein from the information contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 22, 1994 under the heading "Election of Directors - Compensation of Directors" on page 5 and under the heading "Executive Compensation"
- - - "Summary of Cash and Certain Other Compensation" on pages 7 and 8, "Option Grants" on page 8, and "Option Exercises and Holdings" on page 9.

Item 12. - Security Ownership of Certain Beneficial Owners and
Management.

	In accordance with General Instruction G(3), the information required by this Item 12 is incorporated by reference herein from the material under the headings "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" contained on page 2 and "Election of Directors" contained on pages
2 through 4 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 22, 1994.

Item 13. - Certain Relationships and Related Transactions.

	In accordance with General Instruction G(3), the information required by this Item 13 is incorporated by reference herein from the material under the heading "Election of Directors" contained on pages 2 through 5 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 22, 1994.

PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report--See List of Financial Statements and Financial Statement
Schedules on page F-1 of this report - Page 14 of consecutively numbered original.

   (3) Listing of Exhibits--See Index to Exhibits beginning on page E-1 of this report - Page 24 of consecutively numbered original. The index to exhibits specifically identifies each management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b)     No report on Form 8-K was filed during the quarter ended
May 31, 1994.

(c)     Exhibits filed with this report are attached hereto.

(d)     Financial Statement Schedules--The response to this portion of
Item 14 is submitted as a separate section of this report--See
List of Financial Statements and Financial Statement Schedules on Page F-1 - Page 14 of consecutively numbered original.



	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.


Date:  August 25, 1994  By:  /s/Donal H. Malenick
				Donal H. Malenick, President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	SIGNATURE               DATE        TITLE


	       *                        *       Director, Chairman of the
John H. McConnell                        Board

	       *                        *       Director, Vice Chairman,
John P. McConnell                        Chief Executive Officer

/s/Donal H. Malenick             *       Director, President,
Donal H. Malenick                        Chief Operating Officer

	       *                        *       Director, Executive Vice
Pete A. Klisares                         President

	       *                        *       Director, Executive Vice
Robert J. Klein                          President-Marketing and
				                                     Planning

	       *                        *       Vice President-Finance,
Donald G. Barger, Jr.                    Chief Financial Officer

	       *                        *       Director, Secretary
Charles D. Minor

	       *                        *       Director
Charles R. Carson

	       *                        *       Director
John E. Fisher



	       *                        *       Director
John F. Havens

	       *                        *       Director
Katherine S. LeVeque

	       *                        *       Director
Robert B. McCurry

	       *                        *       Director
Gerald B. Mitchell

	       *                        *       Director
James Petropoulos

					*       Director
James W. Phillips




*By:  /s/Donal H. Malenick          Date:  8/25/94
	 Donal H. Malenick
	 Attorney-In-Fact






                 			  ANNUAL REPORT ON FORM 10K
		              ITEM 14 (a) (1) AND (2) AND ITEM 14 (d)
	            WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Worthington
Industries, Inc., and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended May 31, 1994, are incorporated by reference in Item 8:


Consolidated Balance Sheets -- May 31, 1994 and 1993

Consolidated Statements of Earnings -- Years ended May 31, 1994,
1993 and 1992

Consolidated Statements of Shareholders' Equity -- Years ended
May 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows -- Years ended May 31,
1994, 1993 and 1992

Notes to Consolidated Financial Statements


The following consolidated financial statement schedules of Worthington Industries, Inc. and Subsidiaries are included in
Item 14 (d):

Schedule V      - Property, plant and equipment

Schedule VI - Accumulated depreciation, depletion, and amortization of property, plant and equipment

Schedule VII    - Guarantees of securities of other issuers

Schedule VIII   - Valuation and qualifying accounts

Schedule IX     - Short-term borrowings

Schedule X      - Supplementary income statement information


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, therefore have been omitted.




SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

                         				Balance                                           Other Changes-     Balance
CLASSIFICATION               at Beginning      Additions          Retirements  Add (Deduct)-      at End
                    			      of Period         at Cost                         Describe           of Period

Year Ended May 31, 1994:
  Land                       $  9,765,113      $    98,345 (A)    $   98,733                       $  9,764,725

  Buildings                   103,617,744        6,904,448 (A)     1,033,294        234,602 (B)     109,723,500

  Machinery and equipment     363,573,317       29,545,629 (A)     3,248,731        815,185 (B)     390,685,400

  Construction in progress     11,964,826       10,460,336 (A)                   (1,049,787)(B)      21,375,375

                     			     $488,921,000      $47,008,758        $4,380,758             $0         531,549,000

Year Ended May 31, 1993:
  Land                       $  9,408,534      $   416,210 (A)    $    59,631                      $  9,765,113

  Buildings                   100,407,944        4,134,631 (A)      1,109,844       185,013 (B)     103,617,744

  Machinery and equipment     342,141,357       15,361,546 (A)      8,847,592    14,918,006 (B)     363,573,317

  Construction in progress     12,924,165       14,294,245 (A)        150,565   (15,103,019)(B)      11,964,826

                     			     $464,882,000      $34,206,632        $10,167,632  $          0        $488,921,000

Year Ended May 31, 1992:
  Land                       $  9,269,087      $   147,172 (A)        $38,596  $     30,871 (B)    $  9,408,534

  Buildings                    83,730,892        9,784,161 (A)        110,722     7,003,613 (B)     100,407,944

  Machinery and equipment     287,347,666       36,606,990 (A)      9,390,811    27,577,512 (B)     342,141,357

  Construction in progress     44,903,355        3,341,976 (A)        709,170   (34,611,996)(B)      12,924,165

                     			     $425,251,000      $49,880,299        $10,249,299  $          0        $464,882,000


Note A - Such additions relate principally to expansion of existing facilities and to or replacement of existing equipment.

Note B - Such amounts represent reclassifications.

Note C - The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates:

		     Buildings                 2-1/2% to 20%
		     Machinery and equipment       5% to 25%


SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES


                         				Balance                                               Other Changes-    Balance
CLASSIFICATION               at Beginning      Additions          Retirements    Add (Deduct)-       at End
		                    	      of Period         at Cost                           Describe            of Period
Year Ended May 31, 1994:

  Buildings                  $ 26,901,434      $ 4,371,841        $   498,869                  $ 30,774,406

  Machinery and equipment     168,627,566       28,013,159        $ 3,427,131                   193,213,594

                     			     $195,529,000      $32,385,000        $ 3,926,000        $ 0       $223,988,000


Year Ended May 31, 1993:

  Buildings                  $ 23,100,558      $ 3,985,654        $   184,778                  $ 26,901,434

  Machinery and equipment     148,325,442       25,218,346          4,916,222                   168,627,566

                     			     $171,426,000      $29,204,000        $ 5,101,000        $ 0       $195,529,000


Year Ended May 31, 1992:

  Buildings                  $ 19,629,483      $ 3,531,722        $    60,647                  $ 23,100,558

  Machinery and equipment     130,398,517       23,355,278          5,428,353                   148,325,442

                     			     $150,028,000      $26,887,000        $ 5,489,000        $ 0       $171,426,000



SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER ISSUERS

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

May 31, 1994
                                                                  												            	                 Nature of Any
                                                                                                            Default by Issuer
													                                                                                               of Securities
		                                                					       Amount                                        Guaranteed in
							                                                       Owned by                                      Principal, Interest,
	                                 				       Total            Person or       Amount in                     Sinking Fund or
NAME OF ISSUER OF       Title of Issue       Amount           Persons         Treasury of                   Redemption
SECURITIES GUARANTEED   of Each Class        Guaranteed       for Which       Issuer of                     Provisions, or
BY PERSON FOR WHICH     of Securities           and           Statement      Securities    Nature of        Payment of
STATEMENT IS FILED      Guaranteed           Outstanding      Is Filed        Guarantee    Guarantee        Dividends

		                      Unsecured bank                                                    Principal
Worthington Specialty   note payable -                                                       and
Processing              LIBOR plus .375     $10,400,000                                   interest           None


                     			Unsecured bank                                                     Principal
			                     note payable -                                                        and
London Industries, Inc. LIBOR plus .375     $ 8,800,000                                    interest          None


                     			Unsecured bank                                                     Principal
		                      notes payable -                                                      and
TWB Company             LIBOR plus .375     $18,000,000                                    interest          None



SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES


                                                     					     Additions
                     			      Balance                    (1)                  (2)                               Balance at
DESCRIPTION                   at Beginning         Charged to Cost      Charged to Other     Deductions         End of
			                           of Period            and Expenses         Accounts - Describe   - Describe        Period


Year Ended May 31, 1994:

 Deducted from asset accounts:
  Allowance for possible
    losses on trade accounts
    receivable                 $2,351,000          $  339,172              $ 0             $  155,172(A)     $2,535,000


Year Ended May 31, 1993:

 Deducted from asset accounts:
  Allowance for possible
    losses on trade accounts
    receivable                 $2,148,000          $1,132,389              $ 0             $  929,389(A)     $2,351,000


Year Ended May 31, 1992:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable               $2,320,000          $1,752,667                              $1,924,667(A)     $2,148,000

    Allowance for unrealized
      losses on marketable
      securities                  483,000                                                     483,000(B)              0

                     			       $2,803,000          $1,752,667                $0            $2,407,667        $2,148,000


Note A - Uncollectible accounts charged to the allowance.

Note B - Adjustment to bring the cost of marketable securities to market value.



SCHEDULE IX -- SHORT-TERM BORROWINGS

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
                                                                    							   (B)            (C)
							                                                      Maximum       Average        Weighted
						                                           Weighted    Amount        Amount         Average
				                               Balance       Average     Outstanding   Outstanding    Interest Rate
CATEGORY OF AGGREGATE              at End of     Interest    During the    During the     During the
SHORT-TERM BORROWINGS              Period         Rate       Period        Period         Period

Year Ended May 31, 1994:

  Notes payable to bank           $10,000,000     4.8%        $44,100,000   $16,294,000       3.7%


Year Ended May 31, 1993:

  Notes payable to bank                    $0                 $29,400,000   $ 6,005,000       3.5%


Year Ended May 31, 1992:

  Notes payable to bank                    $0                 $25,000,000   $ 6,542,000       4.7%




Note A - Notes payable to bank mature generally a week from date of borrowing with no provision for the extension of their maturity.

Note B - The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

Note C - The weighted average interest rate during the period was computed by dividing short-term interest expense by average daily short-term debt outstanding.



SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES



      ITEM                                             CHARGED TO COSTS AND EXPENSES
                                                 							    Year Ended May 31,
                                          						  1994            1993          1992

Maintenance and repairs                      $37,864,362(A)    $32,444,498   $32,454,932


Note A - The increase in maintenance and repairs for 1994 from 1993 is principally due to a general increase in maintenance and repair expenditures.


Amounts for depreciation and amortization of intangible assets, preoperating costs and similar deferrals; taxes, other than payroll and income taxes; royalties and advertising costs are not presented as such amounts are less than 1% of total sales and revenues.






WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1994


Exhibit
Number              Description                Page Number

 3(a)       Certificate of Incorporation       Incorporated herein by
       	    of Worthington Industries, Inc.    reference to Exhibit 3 of
					       the Company's Annual Report
					       on Form 10-Q for the Quarter
					       ended August 31, 1993

 3(b)       Bylaws of Worthington              Incorporated herein by
       	    Industries, Inc.                   reference to Exhibit 3(b) of
					       the Company's Annual Report
					       on Form 10-K for the fiscal
					       year ended May 31, 1992

 4          Agreement to furnish               Page 26*
       	    instruments defining
	           rights of holders of
	           long-term debt

10(a)       Amended 1980 Stock Option          Incorporated herein by
       	    Plan, as amended**                 reference to Annex B to the
					       Prospectus filed as part of
					       Post-Effective Amendment No.
					       1 to the Company's
					       Registration Statement on
					       Form S-8 (Registration No.
					       2-80094)

10(b)       1990 Stock Option Plan**           Incorporated herein by
					       reference to Exhibit 10(d)
					       of the Company's Annual
					       Report on Form 10-K for the
					       fiscal year ended May 31,
					       1994.

10(c)       Executive Deferred                 Incorporated herein by
       	    Compensation Plan**                reference to Exhibit 10(e)
					       of the Company's Annual
					       Report on Form 10-K for the
					       fiscal year ended May 31,
					       1984


10(d)       Deferred Compensation Plan         Incorporated herein by
       	    for Directors**                    reference to Exhibit 10(f)
					       of the Company's Annual
					       Report on Form 10-K for the
					       fiscal year ended May 31,
					       1984

13          Portions of 1994 Annual            Page 28*
					       Report to security holders
					       incorporated by reference
					       into Form 10-K

21          Subsidiaries of the Company        Page 54*

23          Consent of Independent
       	    Auditors                           Page 57*

24          Powers of Attorney                 Page 59*

___________________

*Page number in consecutively numbered original.
**Management compensation plan.
