Form 10-Q
period 1994-08-31
WORTHINGTON INDUSTRIES INC
filed 1994-10-13
CIK 108516

UNITED STATES SECURITIES AND
                           EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR
                                 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended: August 31, 1994     Commission File No. 0-4016


                        WORTHINGTON INDUSTRIES, INC.
          (Exact name of Registrant as specified in its Charter)

              DELAWARE                             31-1189815
     (State of Incorporation)         (I.R.S. Employer Identification No.)

 1205 Dearborn Drive, Columbus, Ohio             43085
       (Address of Principal                   (Zip Code)
         Executive Offices)

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

    Common Stock, $.01 par value              90,706,650
               Class               Outstanding September 30, 1994


                  WORTHINGTON INDUSTRIES, INC.


                              INDEX


                                                             Page

PART I.  Financial Information

       Consolidated Condensed Balance Sheets -
       August 31, 1994 and May 31, 1994                       3

       Consolidated Condensed Statements of Earnings -
       Three Months Ended August 31, 1994 and 1993            4

       Consolidated Condensed Statements of Cash Flows -
       Three Months Ended August 31, 1994 and 1993            5

       Notes to Consolidated Condensed Financial Statements   6

       Management's Discussion and Analysis of
       Results of Operations and Financial Condition          7


PART II. Other Information                                    9



                   PART I.  FINANCIAL INFORMATION
                    WORTHINGTON INDUSTRIES, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In Thousands, Except Per Share)


                                                August 31    May 31
                                                   1994       1994
                                ASSETS         (Unaudited)  (Audited)

Current Assets
 Cash and cash equivalents                        $1,165     $13,275
 Accounts receivable - net                       176,994     189,741
  Raw materials                                  152,447     125,243
  Work in process and finished products           61,062      59,639
 Inventories                                     213,509     184,882
 Prepaid expenses and other current assets        28,887      25,218
  Total Current Assets                           420,555     413,116
Investment in Unconsolidated Affiliates           64,252      51,961
Other Assets                                      25,397      25,935
Property, plant and equipment                    549,588     531,549
Less accumulated depreciation                    231,962     223,988
  Property, Plant and Equipment - net            317,626     307,561
  Total Assets                                  $827,830    $798,573
               LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current Liabilities
 Accounts payable                                $80,636     $97,699
 Notes payable                                    30,000      10,000
 Accrued compensation, contributions to
  employee benefit plans and related taxes        32,235      37,578
 Dividends payable                                 9,067       9,056
 Other accrued items                              10,531      10,089
 Income taxes                                     22,435      14,607
 Current maturities of long-term debt              1,482       1,490
  Total Current Liabilities                      186,386     180,519
Accrued Pension Cost                                 538         792
Long-Term Debt                                    53,553      54,136
Deferred Income Taxes                             63,713      59,233
Shareholders' Equity
 Common shares, $.01 par value                       907         906
 Additional paid-in capital                       99,746      96,427
 Minimum pension liability of unconsolidated
  affiliate                                       (1,628)     (1,674)
 Retained earnings                               424,615     408,234
  Total Shareholders' Equity                     523,640     503,893
  Total Liabilities and Shareholders' Equity    $827,830    $798,573

See notes to consolidated condensed financial statements.




                    WORTHINGTON INDUSTRIES, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                   (In Thousands Except Per Share)
                             (Unaudited)

                                                     Three Months Ended
                                                         August 31
                                                      1994         1993

Net sales                                           $346,257    $289,890
Cost of goods sold                                   294,125     245,826
      Gross Margin                                    52,132      44,064

Selling, general and administrative expense           19,491      17,039
      Operating Income                                32,641      27,025
Other income (expense):
   Miscellaneous income                                  267         162
   Interest expense                                   (1,194)       (649)
   Equity in net income of unconsolidated affiliates   9,003       5,505
      Earnings Before Income Taxes                    40,717      32,043
Income taxes                                          15,269      12,145
      Net Earnings                                   $25,448     $19,898


Average Common Shares Outstanding                     90,621      90,186


Earnings Per Common Share                              $0.28       $0.22


Cash Dividends Declared Per Common Share               $0.10       $0.09

See notes to consolidated condensed financial statements.





                    WORTHINGTON INDUSTRIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (In Thousands, Unaudited)

                                                        Three Months Ended
                                                             August 31
                                                           1994     1993

Operating Activities
 Net earnings                                           $25,448    $19,898
 Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
   Depreciation                                           8,453      7,694
   Equity in undistributed net income of
     unconsolidated affiliates                           (8,883)    (5,505)
   Provision for deferred income taxes                    3,338      3,252
 Changes in assets and liabilities:
   Decrease (increase) in:
       Short-term investments                              --           35
       Accounts receivable                               12,747     24,026
       Inventories                                      (28,627)   (15,009)
       Other currents assets                             (3,669)    (4,386)
       Other assets                                         440     (1,529)
    Increase (decrease) in:
       Accounts payable and accrued expenses            (14,136)   (14,666)
       Accrued pension cost                                (254)        14
   Net Cash Provided (Used) By Operating Activities      (5,143)    13,824

Investing Activities
   Net Cash Invested in Property, Plant and Equipment   (18,518)   (11,167)

Financing Activities
 Net proceeds from short-term borrowings                 20,000       --
 Principal payments on long-term debt                      (591)      (115)
 Proceeds from issuance of common shares                  1,198      1,076
 Dividends paid                                          (9,056)    (7,820)
   Net Cash Provided (Used) By Financing Activities      11,551     (6,859)

Decrease in cash and cash equivalents                   (12,110)    (4,202)

Cash and cash equivalents at beginning of period         13,275     16,691

Cash and cash equivalents at end of period               $1,165    $12,489

See notes to consolidated condensed financial statements.





                      WORTHINGTON INDUSTRIES, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)



Note A - Management's Opinion

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of August 31, 1994 and May 31, 1994; the results of operations for the three months ended August 31, 1994 and 1993; and the cash flows for the three months then ended.

          The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1994 Worthington Industries, Inc. Annual Report to Shareholders which is incorporated by reference in the Company's 1994 Form 10-K.

Note B - Income Taxes

          The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income.

Note C - Earnings Per Share

          Earnings per common share for the quarter ended August 31, 1994 and 1993 are based on the weighted average common shares outstanding during each of the respective periods, after giving effect to the three-for-two share split which was distributed on October 22, 1993.

Note D - Results of Operations

         The results of operations for the three months ended
     August 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.





                  WORTHINGTON INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     For the three months ended August 31, 1994, net sales reached a first quarter record of $346.3 million, 19% higher than the previous record set last year. Net earnings of $25.4 million and earnings per share of $.28 were also records, increasing 28% and 27%, respectively. This was the Company's sixth consecutive record quarter.

     All business lines showed improved results with strong increases in sales and earnings above the prior year's first quarter. Higher volumes and increased selling prices contributed to the rise in sales. Gross margin improved 18% for the quarter, less than the growth in sales, as profit margins were squeezed somewhat due to a lag in selling price increases. Margins will improve since some contracts were repriced late in the quarter. Gross margin as a percentage of sales decreased slightly to 15.1% from 15.2%. Operating income improved 21% for the quarter, greater than the sales increase, as selling, general and administrative expenses increased only 14%. As a percentage of sales, operating income improved to 9.4% from 9.3%.

     Interest expense increased 84% for the quarter as the average interest rate rose to 5.3% from 3.6% and average debt outstanding increased . Average debt rose because of increased short-term borrowings to support the higher levels of working capital and capital expenditures.

     Income taxes increased slightly less than earnings for the three month period. The effective tax rate decreased to 37.5% from 37.9% for the same period of the prior year.

     The processed steel products segment increased sales and earnings above last year's first quarter and continued to benefit from the higher demand in the auto, appliance and other consumer durables markets. The improved sales and earnings for the steel processing operations resulted from higher volume and increased selling prices. Results for the pressure cylinder business were also up for the quarter. This operation realized growth in most product lines, although demand for refrigerant tanks softened due to the relatively cool summer weather.

     The custom products segment increased sales and earnings dramatically, setting a record for the quarter. These results evidence this operation's success in replacing a major portion of business phased out in last year's first quarter and the improved operating efficiencies on this new business. The new plant in St. Matthews, South Carolina is increasing production and should start contributing to operating income this coming quarter. Results for precision metals improved significantly, thanks to strong automotive production and continuation of productivity gains on new and existing jobs.

     Sales and earnings for the cast products segment also increased significantly. Demand for freight railcars continues to be strong and the order backlog remains at a high level.
Productivity has improved  at  the high volume levels.

     Equity in net income of unconsolidated affiliates was up solidly for the quarter. Equity from Rouge Steel was the largest contributor as industry demand for steel remains at high levels. London Industries and Worthington Specialty Processing also had good quarters and contributed nicely to this income. Worthington Armstrong Venture suffered from lackluster domestic demand for its products but has already started to see a contribution from its plant in France and overall made a modest contribution. Startup problems have been largely overcome at TWB Company, but, volume was less than expected due to lackluster demand for certain car models .

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position has strengthened since fiscal year-end. At August 31, 1994, working capital was $234.2 million and the current ratio was 2.3:1. Long-term debt was 9% of total capital.

     During the three months, the Company's cash position was decreased by $12.1 million. Short-term borrowings of $20 million were used to help fund its cash needs. Despite record profits, cash used by operations was $5.1 million, due largely to a $28.6 million increase in inventories. This increase occurred largely in the processed steel products segment, to support the higher sales volumes, anticipated price increases, and also reflects the higher cost of raw material. Capital expenditures were $18.5 million and dividends paid were $9.1 million. Accounts payable and accrued expenses have decreased $14.1 million since fiscal year-end despite the higher inventory levels, but this is consistent with experience in prior years.

     The Company anticipates a rise in the level of investment in accounts receivable due to the recent selling price increases, however, days sales outstanding should remain constant.

     The Company expects its operating results and cash from normal operating activities to improve during the year. The Company also has $40 million in committed, unsecured, short-term lines of credit available at attractive rates, of which $35 million was unused at August 31, 1994. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating costs, dividends, debt payments and capital expenditures for existing businesses.




                  PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     A.   Exhibits - Included is Exhibit 27.

B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended August 31, 1994.




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WORTHINGTON INDUSTRIES, INC.



Date: October 13, 1994         By:  /s/Donald G. Barger, Jr.
                                       Donald G. Barger, Jr.
                                       Vice President-Chief Financial Officer