Form 10-Q
period 1994-11-30
WORTHINGTON INDUSTRIES INC
filed 1995-01-12
CIK 108516

UNITED STATES SECURITIES AND
        EXCHANGE COMMISSION
      Washington, D.C.  20549
            FORM 10 - Q

 QUARTERLY REPORT UNDER SECTION 13
            OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



  For Quarter Ended: November 30, 1994           Commission File No. 0-4016


    WORTHINGTON INDUSTRIES, INC.
    (Exact name of Registrant as
     specified in its Charter)


              DELAWARE                     31-1189815
             (State of                  (I.R.S. Employer
           Incorporation)              Identification No.)


1205 Dearborn Drive, Columbus, Ohio            43085
  (Address of Principal Executive            (Zip Code)
             Offices)

           (614) 438-3210
  (Registrant's Telephone Number,
        Including Area Code)

           Not Applicable
  (Former Name, Former Address and
        Former Fiscal Year,
    If Changed From Last Report)

Indicate by check mark whether the
Registrant (1) has filed all reports
required to be filed by Section 13
or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12
months (or for such shorter period
that the Registrant was required to
file such reports) and (2) has been
subject to such filing requirements
for the past 90 days.      YES__X__          NO_____


Indicate the number of shares
outstanding of each of the Issuer's
classes of common stock, as of the
latest practicable date.


    Common Stock, $.01 par value                  90,774,856
               Class                      Outstanding January 1, 1995



                  WORTHINGTON INDUSTRIES, INC.


                              INDEX


                                                             Page


PART I.  Financial Information

       Consolidated Condensed Balance Sheets -
       November 30, 1994 and May 31, 1994                     3

       Consolidated Condensed Statements of Earnings -
       Three and Six Months Ended November 30, 1994 and 1993  4

       Consolidated Condensed Statements of Cash Flows -
       Six Months Ended November 30, 1994 and 1993            5

       Notes to Consolidated Condensed Financial Statements   6

       Management's Discussion and Analysis of
       Results of Operations and Financial Condition          7


PART II. Other Information                                    9


                 PART I.  FINANCIAL INFORMATION
                 WORTHINGTON INDUSTRIES, INC.
            CONSOLIDATED CONDENSED BALANCE SHEETS
                (In Thousands, Except Per Share)

                                         November 30    May 31
                                            1994         1994
                          ASSETS         (Unaudited)   (Audited)

Current Assets
 Cash and cash equivalents                     $4,520   $13,275
 Accounts receivable - net                    190,776   189,741
  Raw materials                               149,958   125,243
  Work in process and finished products        63,154    59,639
 Inventories                                  213,112   184,882
 Prepaid expenses and other current assets     26,909    25,218
  Total Current Assets                        435,317   413,116
Investment in Unconsolidated Affiliates        74,244    51,961

Other Assets                                   25,154    25,935

Property, plant and equipment                 567,530   531,549
Less accumulated depreciation                 240,831   223,988
  Property, Plant and Equipment - net         326,699   307,561
  Total Assets                               $861,414  $798,573

             LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current Liabilities
 Accounts payable                            $101,450   $97,699
 Notes payable                                 26,000    10,000
 Accrued compensation, contributions to
  employee benefit plans and related taxes     36,946    37,578
 Dividends payable                              9,074     9,056
 Other accrued items                            8,358    10,089
 Income taxes                                  13,323    14,607
 Current maturities of long-term debt           1,482     1,490
  Total Current Liabilities                   196,633   180,519
Accrued Pension Cost                              554       792

Long-Term Debt                                 53,553    54,136

Deferred Income Taxes                          66,996    59,233

Shareholders' Equity
 Common shares, $.01 par value                    907       906
 Additional paid-in capital                   100,561    96,427
 Minimum pension liability of
    unconsolidated affiliate                   (1,595)   (1,674)
 Retained earnings                            443,805   408,234
  Total Shareholders' Equity                  543,678   503,893
  Total Liabilities and Shareholders' Equity $861,414  $798,573

See notes to consolidated condensed financial statements.



                  WORTHINGTON INDUSTRIES, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (In Thousands Except Per Share)
                           (Unaudited)


                            Three Months Ended       Six Months Ended

                                November 30              November 30
                             1993         1994         1993       1994

Net sales                   $363,276     $295,894     $709,533    $585,784
Cost of goods sold           305,268      252,838      599,393     498,664
   Gross Margin               58,008       43,056      110,140      87,120

Selling, general and
   administrative expense     20,536      16,543        40,027      33,582
Operating Income              37,472      26,513        70,113      53,538

Other income (expense):
   Misc. income (expense)       (138)        199           129         361
   Interest expense           (1,580)       (730)       (2,774)     (1,379)
   Equity in net income of
     unconsolidated
     affiliates                9,469       5,272        18,472      10,777
   Earnings Before
          Income Taxes        45,223      31,254        85,940      63,297

Income taxes                  16,959      11,842        32,228      23,987
   Net Earnings              $28,264     $19,412       $53,712     $39,310


Average Common
   Shares Outstanding         90,709      90,317        90,665      90,251


Earnings Per
   Common Share                 $.31        $.21          $.59        $.43


Cash Dividends Declared
   Per Common Share             $.10        $.09          $.20        $.18



See notes to consolidated condensed financial statements.




                  WORTHINGTON INDUSTRIES, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (In Thousands, Unaudited)


                                                          Six Months Ended
                                                            November 30
                                                           1994     1993

Operating Activities
 Net earnings                                            $53,712   $39,310

 Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
   Depreciation                                           17,259    15,974

   Equity in undistributed net income of
      unconsolidated affiliates                          (18,232)  (10,905)

   Provision for deferred income taxes                     6,621     6,508

 Changes in assets and liabilities:
   Decrease (increase) in:
       Short-term investments                                 --        41

       Accounts receivable                                (1,035)   17,276

       Inventories                                       (28,230)  (13,595)

       Prepaid expenses and other currents assets         (1,691)   (8,429)

           Other assets                                      280    (2,783)

    Increase (decrease) in:
       Accounts payable and accrued expenses                (103)  (27,478)

       Accrued pension cost                                 (238)       29

   Net Cash Provided By Operating Activities              28,343    15,948


Investing Activities
   Net Cash Invested in Property, Plant and
      Equipment                                          (36,397)  (24,495)

Financing Activities
 Net proceeds from short-term borrowings                  16,000    15,000

 Principal payments on long-term debt                       (591)     (228)

 Proceeds from issuance of common shares                   2,013     2,706

   Repurchase of common shares                               --        (27)

 Dividends paid                                          (18,123)  (15,960)

   Net Cash Provided (Used) By Financing Activities         (701)    1,491


Decrease in cash and cash equivalents                     (8,755)   (7,056)


Cash and cash equivalents at beginning of period          13,275    16,691


Cash and cash equivalents at end of period                $4,520    $9,635


See notes to consolidated condensed financial statements.






                  WORTHINGTON INDUSTRIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)




Note A - Management's Opinion

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of November 30, 1994 and May 31, 1994; the results of operations for the three and six months ended November 30, 1994 and 1993; and the cash flows for the six months then ended.

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

Note C - Earnings Per Share

          Earnings per common share for the three and six months ended November 30, 1994 and 1993 are based on the weighted average common shares outstanding during each of the respective periods, after giving effect to the three-for-two share split which was distributed on October 22, 1993.

Note D - Results of Operations

          The results of operations for the three and six months ended November 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.



                  WORTHINGTON INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     The Company achieved record sales and earnings for the three and six month periods ended November 30, 1994.

     For second quarter, net sales of $363.3 million surpassed those for last year's second quarter by 23%. Net earnings of $28.3 million and earnings per share of $.31 increased 46% and 48%, respectively. This was the most profitable quarter in the Company's history.

     For the six months, net sales reached $709.5 million, 21% higher than in the previous year. Net earnings of $53.7 million and earnings per share of $.59 were 37% higher.

     All business lines continue to show strong increases in sales and operating income. The overall sales increase resulted from both higher volumes, due to strong demand and market share gains, and higher selling prices. The gross margin improvement, 35% for the quarter and 26% for the six months, outpaced the growth in sales due to higher operating efficiencies and selling price increases. Gross margin as a percentage of sales increased to 15.9% from 14.6% for the quarter and to 15.5% from 14.9% for the six months. Selling, general and administrative expense increased 24% for the quarter and 19% year-to-date but remained constant as a percentage of sales. The majority of both increases was due to increased profit sharing expense. Operating income improved 41% for the quarter and 31% year-to-date due to the sales increase and improved gross margins. As a percentage of sales, operating income rose to 10.3% from 9.0% for the quarter and to 9.9% from 9.1% for the six months.

     Interest expense increased 101% for the six months as the average interest rate rose to 5.6% from 3.6% and average debt outstanding increased. Average debt rose because of increased short-term borrowings to support higher levels of working capital and capital expenditures.

     Equity in net income of unconsolidated affiliates was up 80% for the quarter and 71% for the six months. Equity from Rouge Steel remains the largest contributor as industry demand for steel remained at a high level and steel prices continued to increase. London Industries(plastics), Worthington Specialty Processing(steel) and Worthington Armstrong Venture(ceiling grid) all posted increased sales and operating income. TWB Company's volume increased as the laser welding operation continues to ramp-up and is booking additional business for the future.

     Income taxes increased slightly less than earnings for the three and six month periods as the effective tax rate decreased to 37.5% from 37.9%.

     The processed steel products segment posted increases in sales and earnings. Sales and earnings for the steel processing operations rose due to higher volume and increased selling prices. Results for the pressure cylinder business were also up for both periods as this operation realized growth in most product lines, although demand for non-refillable tanks has been lower than expected.

     The custom products segment also posted increased sales and earnings. The plastics operation experienced strong automotive demand particularly in certain car models in which it participates and improved operating efficiencies on the newer jobs. Results for precision metals improved significantly, also due to strong automotive production and continued productivity improvements.

     The cast products segment had dramatic increases in sales and earnings for both periods. Strong demand for freight railcars continued and the order backlog remains at a high level. The comparison is also helped as last year's second quarter was impacted by a temporary decrease in demand for railcars due to the Midwest flooding.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remains very strong.  At
November 30, 1994, working capital was $238.7 million and the current ratio was 2.2:1. Long-term debt was 9% of total capital.

     During the six months, the Company's cash position decreased by $8.8 million and short-term borrowings of $16 million were used to help fund cash needs. Record profits led to cash provided by operations of $28.3 million, despite a $28.2 million increase in inventories. The inventory increase occurred largely in the processed steel products segment, reflecting higher steel costs and increased tonnage to support
the higher sales.   Forecasted days sales in inventory for the
Company has increased only slightly since fiscal year-end. Capital expenditures were $36.4 million, continuing on a record pace for the fiscal year, and dividends paid were $18.1 million.


     The Company anticipates an increase in accounts receivable due to the recent selling price increases, however, days sales outstanding should remain constant.

     The Company expects its operating results and cash from normal operating activities to improve during the year.
However, as in the first half of the year, borrowings may be needed to support the increasing sales volume and anticipated capital expenditures. The Company has $40 million in committed, unsecured, short-term lines of credit available at rates below the prime rate, of which $35 million was unused at November 30, 1994. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses.




                  PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     A.   Exhibits - None

B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended November 30, 1994.





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WORTHINGTON INDUSTRIES, INC.




Date: January 12, 1995          By:/s/Donald G. Barger, Jr.
                                      Donald G. Barger, Jr.
                                      Vice President-Chief Financial Officer