Form 10-Q
period 1995-02-28
WORTHINGTON INDUSTRIES INC
filed 1995-04-13
CIK 108516

UNITED STATES SECURITIES AND
        EXCHANGE COMMISSION
      Washington, D.C.  20549
            FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR
              15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: February 28, 1995    Commission File No. 0-4016


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

Indicate by check mark whether the
Registrant (1) has filed all reports
required to be filed by Section 13
or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12
months (or for such shorter period
that the Registrant was required to
file such reports) and (2) has been
subject to such filing requirements
for the past 90 days.
       YES__x__          NO


Indicate the number of shares
outstanding of each of the Issuer's
classes of common stock, as of the
latest practicable date.

    Common Stock, $.01 par value              90,823,878
               Class                   Outstanding March 31, 1995

                     WORTHINGTON INDUSTRIES, INC.


                                 INDEX





                                                             Page

PART I.  Financial Information

     Consolidated Condensed Balance Sheets -
     February 28, 1995 and May 31, 1994                       3

     Consolidated Condensed Statements of Earnings -
     Three and Nine Months Ended February 28, 1995 and 1994   4

     Consolidated Condensed Statements of Cash Flows -
     Nine Months Ended February 28, 1995 and 1994             5

     Notes to Consolidated Condensed Financial Statements     6

     Management's Discussion and Analysis of
     Results of Operations and Financial Condition            7


PART II. Other Information                                   10

                    PART I.  FINANCIAL  INFORMATION
                    WORTHINGTON  INDUSTRIES,  INC.
               CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                   (In Thousands, Except Per Share)

                                            February 28   May 31
                                                1995      1994
ASSETS                                      (Unaudited)(Audited)
Current Assets
 Cash and cash equivalents                     $7,148   $13,275
 Accounts receivable - net                    207,673   189,741
  Raw materials                               149,984   125,243
  Work in process and finished products        67,716    59,639
 Inventories                                  217,700   184,882
 Prepaid expenses and other current assets     28,026    25,218
  Total Current Assets                        460,547   413,116
Investment in Unconsolidated Affiliates        84,493    51,961
Other Assets                                   27,784    25,935
Property, plant and equipment                 587,801   531,549
Less accumulated depreciation                 249,117   223,988
  Property, Plant and Equipment - net         338,684   307,561
  Total Assets                               $911,508  $798,573
                LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current Liabilities
 Accounts payable                            $104,733   $97,699
 Notes payable                                 48,700    10,000
 Accrued compensation, contributions to
  employee benefit plans and related taxes     38,114    37,578
 Dividends payable                              9,079     9,056
 Other accrued items                           10,359    10,089
 Income taxes                                  12,113    14,607
 Current maturities of long-term debt             774     1,490
  Total Current Liabilities                   223,872   180,519
Accrued Pension Cost                              571       792
Long-Term Debt                                 53,081    54,136
Deferred Income Taxes                          70,369    59,233
Shareholders' Equity
 Common shares, $.01 par value                    908       906
 Additional paid-in capital                   101,317    96,427
 Minimum pension liability
  of unconsolidated affiliate                  (1,987)   (1,674)
 Retained earnings                            463,377   408,234
  Total Shareholders' Equity                  563,615   503,893
  Total Liabilities and Shareholders' Equity $911,508  $798,573

See notes to consolidated condensed financial statements.

                     WORTHINGTON INDUSTRIES, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (In Thousands Except Per Share)
                              (Unaudited)


                                Three Months Ended       Nine Months Ended
                                   February 28              February 28
                                 1995       1994      1995           1994

Net sales                      $370,117    $323,130 $1,079,650    $908,914
Cost of goods sold              309,725     274,951    909,118     773,615
  Gross Margin                   60,392      48,179    170,532     135,299

Selling, general and
 admin. expense                  23,117      18,299     63,144      51,881
  Operating Income               37,275      29,880    107,388      83,418
Other income (expense):
 Misc. income, net                  185         248        314         609
 Interest expense                (1,530)       (697)    (4,304)     (2,076)
  Equity in net income of
  un-consolidated affiliates      9,910       1,862     28,382      12,639
       Earnings Before
          Income Taxes           45,840      31,293    131,780      94,590
Income taxes                     17,189      11,553     49,417      35,540
  Net Earnings                  $28,651     $19,740    $82,363     $59,050

Average Common
   Shares Outstanding            90,772      90,473     90,700      90,324

Earnings Per
   Common Share                    $.32        $.22       $.91        $.65

Cash Dividends Declared
   Per Common Share                $.10        $.09       $.30        $.27


See notes to consolidated condensed financial statements.

                     WORTHINGTON INDUSTRIES, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (In Thousands, Unaudited)


                                                    Nine Months Ended
                                                       February 28
                                                      1995      1994
Operating Activities
 Net earnings                                      $82,363    $59,050
  Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
   Depreciation                                     25,998     24,568
   Equity in undistributed net income of
     unconsolidated affiliates                     (28,022)   (12,639)
   Provision for deferred income taxes               9,539      8,788
 Changes in assets and liabilities:
   Decrease (increase) in:
       Short-term investments                           --        766
       Accounts receivable                         (17,932)    (1,949)
       Inventories                                 (32,818)    (7,770)
       Prepaid expenses and other currents assets   (2,484)    (6,066)
           Other assets                             (1,849)    (4,352)
    Increase (decrease) in:
       Accounts payable and accrued expenses         5,075     (3,851)
       Accrued pension cost                           (221)        40
   Net Cash Provided By Operating Activities        39,649     56,585
Investing Activities
 Investment in property, plant and equipment, net  (57,121)   (36,647)
 Investment in unconsolidated affiliates            (1,157)       --
   Net Cash Used By Investing Activities           (58,278)   (36,647)
Financing Activities
 Net proceeds from short-term borrowings            38,700      6,000
 Principal payments on long-term debt               (1,771)    (1,051)
 Proceeds from issuance of common shares             2,770      3,531
   Repurchase of common shares                          --        (27)
 Dividends paid                                    (27,197)   (24,105)
   Net Cash Provided (Used) By Financing Activities 12,502    (15,652)
Increase (decrease) in cash and cash equivalents    (6,127)     4,286
Cash and cash equivalents at beginning of period    13,275     16,691
Cash and cash equivalents at end of period          $7,148    $20,977

See notes to consolidated condensed financial statements.

                  WORTHINGTON INDUSTRIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


Note A - Management's Opinion

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of February 28, 1995 and May 31, 1994; the results of operations for the three and nine months ended February 28, 1995 and 1994; and the cash flows for the nine months then ended.

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

Note C - Earnings Per Share

          Earnings per common share for the three and nine months ended February 28, 1995 and 1994 are based on the weighted average common shares outstanding during each of the respective periods.

Note D - Results of Operations

         The results of operations for the three and nine months ended February 28, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                  WORTHINGTON INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS
     The Company achieved record sales and earnings for the three and nine month periods ended February 28, 1995, marking its eighth consecutive quarter for record results.

     Net sales of $370.1 million were 15% better than last year's third quarter. Net earnings of $28.7 million and earnings per share of $.32 increased 45%. This was the most profitable quarter in the Company's history.

     For the nine months, net sales reached $1.08 billion, 19% higher than in the previous year. Net earnings of $82.4 million and earnings per share of $.91 were 39% and 40% higher, respectively. Net earnings are within 3% of full year 1994 earnings.

     All business segments contributed to the record results with each posting historical bests. The sales increase includes both higher volumes, due to continued strong demand
and order activity, and higher selling prices.   Gross
margin has improved 25% for the quarter and 26% for the nine months, outpacing the growth in sales, as operating efficiencies continue to improve and selling prices have increased more than costs. Last year's gross margin was hurt by start-up inefficiencies on several new jobs in custom plastics and a lag in the time raw material cost
increases were passed on to customers.   Gross margin as a
percentage of sales for the quarter was 16.3% and has increased every quarter since November 1993. Selling, general and administrative expense increased 26% for the quarter and 22% year-to-date. These percentages exceeded the percentage sales increase because of higher profit sharing expense from the record profits. Operating income improved 25% for the quarter and 29% year-to-date. As a percentage of sales, operating income rose to 10.1% from 9.2% for the quarter and to 9.9% from 9.2% for the nine months.

     Interest expense increased $2.2 million for the nine months as the average interest rate rose to 5.9% from 3.6% and average debt outstanding has increased. Average debt rose because of increased short-term borrowings to support higher levels of working capital and capital expenditures.

     Equity in net income of unconsolidated affiliates was up $8.0 million for the quarter and $15.7 million for the nine months. Equity from Rouge Steel remains the largest contributor as industry demand and selling prices for steel continued to be very favorable.

     Income taxes increased in line with pre-tax earnings for the nine month periods as the effective tax rate for both periods was approximately 37.5%.

     The processed steel products segment posted increases in sales and earnings for the quarter and year-to-date periods. Operating margins remained at high levels and compared favorably to last year's third quarter which
suffered somewhat due to weather related problems.   Sales
and earnings for the steel processing operations continued to rise due to higher volume from increased demand and new customers, and increased selling prices. Pressure cylinder's results were also up for both periods as growth continued in most product lines. Demand remained above last year and selling prices increased to reflect higher material costs.

     The custom products segment increased sales and earnings for both periods. The plastics operation benefited from new business and from high demand for the many car models in which it participates. In addition, operating efficiencies have improved on newer jobs which were in the start-up phase during last year's first nine
months.   Results for this year include non-automotive sales
from the new plant in St. Matthews, South Carolina which was in the start-up mode last year. The new facility in Lebanon, Kentucky was opened during the quarter. Precision metals, despite experiencing some production problems during the quarter, has increased sales and earnings significantly for the nine months, due to strong automotive production and productivity improvements.

     The cast products segment continued its strong performance, setting sales and earnings records for both periods. Strong demand for freight railcars continued and order backlogs are expected to remain high for the foreseeable future. Last year's nine months was impacted by a temporary decrease in demand for railcars due to the Midwest flooding.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1995, the Company's current ratio was 2.1:1, down from 2.3:1 at May 31, 1994 because of increased
short-term debt.   Long-term debt remained low at 9% of
total capital. Working capital was $236.7 million , 42% of the Company's total net worth, down from 46% at fiscal 1994 year-end.

     During the nine months, the Company's cash position decreased by $6.1 million and short-term borrowings of $38.7 million were used to help fund cash needs. Record profits led to cash provided by operations of $39.6 million, despite a $32.8 million increase in inventories and a $17.9 million increase in accounts receivable. The inventory increase occurred largely in the processed steel products segment, reflecting higher steel costs and increased tonnage to support the higher sales and to hedge anticipated mill price
increases.   Forecasted days sales in inventory for the
Company has decreased since fiscal year-end. The increase in accounts receivable reflects the sales increase and the Company anticipates further investment in accounts receivable due to the recent selling price increases and the upcoming fourth quarter sales volume; however, days sales outstanding should remain constant. Capital expenditures were $57.1 million and dividends paid were $27.2 million.

     The Company expects its operating results and cash from normal operating activities to improve during the remainder of the year. However, as in the first nine months of the year, borrowings may be needed to support the increasing sales volume and anticipated capital expenditures. The Company has $40 million in committed, unsecured, short-term lines of credit available at rates below the prime rate, of which $35 million was unused at February 28, 1995. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses.


                  PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

A.   Exhibits - None

B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended February 28, 1995.





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WORTHINGTON INDUSTRIES, INC.




Date: April 12, 1995         By:/s/Donald  G. Barger, Jr.
                                   Donald G. Barger, Jr.
                                   Vice President-
                                   Chief Financial Officer