Form 10-K
WORTHINGTON INDUSTRIES INC
filed 1995-08-28
CIK 108516

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10 - K


      /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
 For the fiscal year ended May 31,1995       Commission File No. 0-4016

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

   Securities Registered Pursuant To Section 12(g) of the Act:
                      Title of each class:
 Common Stock, $.01 par value (90,906,630 shares outstanding at
                         August 8, 1995)
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           __X__


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                 YES  X   NO __

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 8, 1995 was $1,505,425,000 (computed by reference to the closing price for such shares on such date).
     Portions of the Registrant's annual report to shareholders for the fiscal year ended May 31, 1995 are incorporated by reference into Part I and Part II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on September 21, 1995 are incorporated by reference into Part III.
     Exhibit index begins on page 16 of consecutively numbered original.

                             PART I
Item 1.  -  Business.
     Worthington Industries, Inc. was initially incorporated in Ohio in 1955. It reincorporated in Delaware in 1986 through a statutory merger. Worthington Industries, Inc. and its subsidiaries are herein referred to as the "Company." The Company's operations are grouped into three segments: processed steel products, custom products and cast products.
     The processed steel products segment is engaged in the business of processing flat rolled steel to close tolerances for sale to industrial customers who require steel of precise thickness, length, width, shape, surface finish and temper for their own product fabrication. The Company also makes its own line of finished processed steel products such as low pressure cylinders for containing liquefied petroleum, refrigerant and other gases.
     The custom products segment produces injection-molded plastic and precision metal parts for sale to manufacturers of automobiles, appliances, lawn equipment, sporting goods and other items in North America.
     The cast products segment produces a broad line of cast steel products for sale to the freight railcar, mass transit and industrial markets.
     For information regarding the net sales and revenues, earnings from continuing operations before income taxes, and identifiable assets attributable to each segment for each of the last three fiscal years, reference is made to page 22 of the Company's annual report to shareholders for the year ended May 31, 1995 which is incorporated herein by reference.
     See Note J of the Notes to the Company's Consolidated Financial Statements, which are included in Item 8 hereof, for information concerning the Company's investments in unconsolidated affiliates.

Processed Steel Products.
     The Company buys coils of wide, open tolerance sheet steel from major steel mills, and processes it to the custom order of more than 1,700 industrial customers in the automotive, automotive supply, appliance, electrical, communications, construction, office furniture, office equipment, agricultural, machinery, leisure time and other industries. The Company does not process steel for inventory.
     Techniques such as slitting, roller leveling, cold reduc tion, edge rolling, blanking, coating, annealing and pickling are used to process steel to specified thickness, length, width, shape, temper and surface quality. One or more processes are applied to produce steel of specified character and dimension which the customer can stamp, blank, draw, roll form, fabricate or otherwise incorporate into component parts or end products. Slitting is cutting steel to specified widths. Roller leveling is flattening steel and cutting it to exact lengths. Cold reduction is rolling steel to close tolerances of thickness and temper. Edge rolling imparts round, smooth or knurled edges. Blanking cuts the steel into specific shapes. Coating results in the production of painted, galvanized or nickel-plated steel. Annealing is a thermal process which changes the hardness of steel. Pickling is a chemical process whereby an acidic solution removes the surface oxide, commonly called "scale", which develops on steel when it is hot rolled.
     Steel processing is highly competitive. The Company competes with many other intermediate processors. The Company knows of no other intermediate processor which offers the same type and extent of technical service support provided by the Company relating to material testing and application of material suited to the particular needs of customers (see "Technical Services"). The Company is unable to gauge, however, the extent to which its technical service capability has improved its competitive position.
     The Company manufactures steel cylinders having refrigerant gas capacities of 15 to 1000 pounds, and steel and aluminum cylinders with liquefied petroleum gas capacities of 4-1/4 to 420 pounds. These cylinders are designed and produced in accordance with safety requirements prescribed by the U.S. Department of Transportation which specify materials, design limitations, and marking, inspection and testing procedures to be used. The cylinders are produced by precision stamping, deep drawing and welding of component parts to customer specifications. They are then tested, painted and packaged as required.
     Steel refrigerant cylinders manufactured by the Company are sold predominantly to major refrigerant gas producers who fill the cylinders with refrigerant gases and re-sell them to dealers for use in charging residential, commercial, automotive and other air conditioning and refrigeration systems. Reusable steel and aluminum LP gas cylinders are built to contain liquefied petroleum gas for use as a fuel, and the major buyers are manufacturers of barbecue grills. Reusable LP gas cylinders are also sold to propane and gas grill distributors, mass merchandisers and manufacturers and users of materials-handling, heating, cooking and camping equipment. The Company also manufactures other cylinder products such as recapture and recycling tanks for refrigerant gases, helium tanks and compressed air tanks. It also sells acetylene cylinders for welding applications. While a large percentage of sales are made to major accounts, the Company has over 2,000 cylinder customers.
     The Company has two principal competitors in its major pressure cylinder markets, of which management believes the Company has the largest share. However, the Company has no reliable information with respect to the size of any of its various product markets or its relative position therein for any segment.
     The largest customer of the processed steel products segment is General Motors Corporation, purchasing through decentralized divisions and subsidiaries and in different geographical areas. (See "Marketing and Competition"). The loss of General Motors as a customer could have an adverse effect on the segment, but the Company has no reason to believe that the loss of this customer is likely.
     The Company purchases steel in large quantities, at regular intervals from major primary producers for its steel processing and pressure cylinder operations. During the fiscal year ended
May 31, 1995 the Company's major suppliers were Rouge Steel Company (in which the Company holds a minority equity position), AK Steel Corporation, Bethlehem Steel Corporation, LTV Steel Corporation, USX Corporation, WCI Steel, Inc., Weirton Steel Corporation and Wheeling-Pittsburgh Steel Corporation. During the fiscal year ended May 31, 1995, the Company's major suppliers of aluminum for pressure cylinders were Alumax Aluminum Sales Corporation, Aluminum Corporation of America, Cressona Aluminum Company, Kaiser Aluminum and Specialty Blanks Incorporated. Management believes that its supplier relationships are good.

Custom Products.
     In the custom products segment, the Company manufactures injection molded plastic and precision metal parts to customer specifications. The primary customers of this segment are in the automotive original equipment markets, but sales are also made to manufacturers of appliances, lawn and garden equipment, audio equipment, recreational items, hand tools, housewares and other items. Principal products of the segment are a variety of custom made injection molded plastic components (both functional and decorative) which, depending on the customers' needs, can also be painted, assembled, silk screened, vacuum metalized, hot stamped, roll foiled, vinyl wrapped, foamed in-place and/or appliqued by the Company. Precision metal components are made primarily for power steering, transmission, brake and other mechanical systems.
     The custom products segment relies heavily on sales to General Motors Corporation, The Ford Motor Company and Chrysler Corporation. The loss of any of these customers could have an adverse effect on the segment but the Company has no reason to believe that the loss of any of these customers is likely.
     Plastic resins and bar steel, the major raw materials required by this segment, are available from many sources.
     The Company has numerous competitors in the sale of its custom products. This business competes in its markets by seeking to provide well-engineered, quality products within required delivery terms to meet the specific needs of its plastic parts and precision metal component customers.

Cast Products.
     The Company's cast products segment operates a steel castings business. The steel castings operation manufactures a diverse line of cast steel products ranging in size from 100 pounds to 30 tons. These products are offered to the railroad, mass transit, construction and off-highway markets, and are produced to satisfy customer orders. The Company can also pour ingots of special alloy steel which are converted to coils, plates, bars and forgings by outside users.
     In general, there are a number of companies involved in the sale of steel castings. However, there are three major competitors in the sale of certain railcar castings. The Company's cast products are generally sold under trademark which is a stylized "Circle B", and the Company utilizes various other owned and licensed trademarks and patents in connection with its cast products. The Company is the leading North American designer and producer of undercarriages for mass transit cars and holds numerous patents for them.
     Scrap steel, the major raw material required by the cast products segment, is purchased from several sources, including a wholly-owned subsidiary of the Company. Supplies of scrap steel have been adequate, although pricing in the market tends to be volatile. Other raw materials used by this segment are obtained from a number of major suppliers.

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

Marketing and Competition.
     The Company's products and services are sold primarily by Company sales personnel.
     As a percentage of the Company's consolidated sales and revenues, sales of steel processing services represented 57% for fiscal 1995, 59% for fiscal 1994, and 56% for fiscal 1993; sales of pressure cylinders represented 12% for 1995, 13% for 1994 and 13% for 1993; and sales of custom plastics represented 17% in 1995, 17% in 1994 and 19% in 1993.
     During the fiscal year ended May 31, 1995, General Motors Corporation, purchasing through decentralized divisions and subsidiaries in different geographical areas, accounted for approximately 13.8% of the Company's consolidated sales and revenues.
     The principal methods of competition encountered by the Company are quality of product, ability to meet delivery requirements of customers, and price. Geographic proximity to customers has a significant effect upon relative ability to meet customer delivery schedules and impacts the freight charge portion of overall product price. See also the information set forth above as to competition in the various segments. Environmental Regulation.
     The Company's manufacturing facilities, generally in common with those similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and to effect cost savings related to environmental compliance. Management does not anticipate that capital expenditures for environmental control facilities required in order to meet environmental requirements will be material when compared with the Company's overall capital expenditures.

Employees.
     The Company employs approximately 8,200 people.

Investments in Unconsolidated Affiliates.
     The  Company participates in five joint ventures as follows:
(a) Worthington Armstrong Venture manufactures suspended ceiling systems for concealed and lay-in panel ceilings from three plants located in Pennsylvania, Maryland and France; (b) Worthington Specialty Processing processes wide sheet steel from its plant in Jackson, Michigan; (c) TWB Company, located in Monroe, Michigan, produces laser welded steel blanks for the automobile industry;
(d) London Industries, Inc. produces injection molded plastic products in London, Ohio; and (e) Acerex S.A. de C.V. is a steel processor in Monterrey, Mexico. The Company also owns a minority equity interest (28%) in Rouge Steel Company, an integrated steel mill located near Detroit, Michigan. See Note J of the Notes to the Company's Consolidated Financial Statements for additional information on these unconsolidated affiliates of the Company.


Item 2. - Properties.
     The Company's principal properties presently consist of 28 owned manufacturing and office facilities. These properties are located in Ohio (13), Alabama (1), Georgia (2), Indiana (1), Kentucky (2), Maryland (1), Michigan (4), Oklahoma (1), Ontario
(1), Pennsylvania (1), South Carolina (2) and Tennessee (1). These plants and offices are used in the processed steel products
(17), custom products (7) and cast products (3) segments and for general corporate purposes (1). The above facilities, all of which are well maintained and in good operating condition, contain in excess of 5,000,000 square feet, and are adequate to meet the Company's present needs.
     See Item 1 under the heading "Investments in Unconsolidated Affiliates" for the location of the Company's unconsolidated affiliates.


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


Item 4. - Submission of Matters to a Vote of Security Holders.
     Not applicable.

Executive Officers of the Registrant.
     The following table lists the names, positions held, and ages of all the executive officers of the Company:
                                                          Present
                                                           Office
Name                   Age  Positions with the Company      Held
                                                           Since
John H. McConnell      72   Chairman of the Board
                            and Director                    1955
John P. McConnell      41   Vice Chairman, Chief Executive
                            Officer and Director            1993
Donald G. Barger, Jr.  52   Vice President-Finance and
                            Chief Financial Officer         1993
Robert J. Borel        52   Vice President-Engineering      1985
Edward A. Ferkany      58   Vice President-Processed Steel  1985
Thomas L. Hockman      51   Vice President-Personnel        1993
Robert J. Klein        58   Executive Vice President-Marketing
                            and Planning and Director       1985
Pete A. Klisares       59   Executive Vice President
                            and Director                    1993
Donal H. Malenick      56   President, Chief Operating
                            Officer and Director            1976
Charles D. Minor       68   Secretary and Director          1955

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


                              PART II


Item 5. - Market for Registrant's Common Equity and Related
Stockholder Matters.
      The information called for by this Item 5 is incorporated by reference herein from the information set forth on pages 30 and 31 of the Company's annual report to shareholders for the year ended May 31, 1995.


Item 6. - Selected Financial Data.
     The information called for by this Item 6 is incorporated by reference herein from the information presented for each of the Company's five most recent fiscal years under "Eleven Year Selected Financial Data" set forth on pages 28 and 29 of the Company's annual report to shareholders for the year ended May 31, 1995.


Item 7. - Management's Discussion and Analysis of Financial
Condition and Results of Operations.
     The information called for by this Item 7 is incorporated by reference herein from "Management's Discussion and Analysis" set forth on pages 16, 17 and 18 of the Company's annual report to shareholders for the year ended May 31, 1995.


Item 8. - Financial Statements and Supplementary Data.
     The following consolidated financial statements of Worthington Industries, Inc. and Subsidiaries and Report of Independent Auditors, included in the Company's annual report to shareholders for the year ended May 31, 1995, on pages 18 through 27 thereof are incorporated herein by reference.
     Consolidated Balance Sheets--May 31, 1995 and 1994 Consolidated Statements of Earnings--Years ended May 31, 1995, 1994 and 1993
     Consolidated Statements of Shareholders' Equity--Years ended May 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows--Years ended May 31, 1995, 1994 and 1993
     Industry Segment Data
     Notes to Consolidated Financial Statements
     Report of Independent Auditors


Item 9. - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.
     Not applicable.


                             PART III


Item 10. - Directors and Executive Officers of the Registrant.
     In accordance with General Instruction G(3), the information required by this Item 10 is incorporated by reference herein from the material under the heading "Election of Directors" contained on pages 2 through 6 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 21, 1995. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under an appropriate caption. No disclosure is required to be made under Item 405 of Regulation S-K.

Item 11. - Executive Compensation.
     In accordance with General Instruction G(3), the information required by this Item 11 is incorporated by reference herein from the information contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 21, 1995 under the heading "Election of Directors - Compensation of Directors" on page 5 and under the heading "Executive Compensation"
- "Summary of Cash and Certain Other Compensation" on pages 7 and 8, "Option Grants" on page 8, and "Option Exercises and Holdings" on page 9.

Item 12. - Security Ownership of Certain Beneficial Owners and
Management.
     In accordance with General Instruction G(3), the information required by this Item 12 is incorporated by reference herein from the material under the headings "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" contained on page 2 and "Election of Directors" contained on pages 2 through 6 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 21, 1995.

Item 13. - Certain Relationships and Related Transactions.
     In accordance with General Instruction G(3), the information required by this Item 13 is incorporated by reference herein from the material under the heading "Election of Directors" contained on pages 2 through 5 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 21, 1995.

                              PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.
(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report--See List of Financial Statements and Financial Statement Schedules on page F-1 of this report - Page 14 of consecutively numbered original.
   (3)                   Listing of Exhibits--See Index to Exhibits
               beginning on page E-1 of this report - Page 16 of consecutively numbered original. The index to exhibits specifically identifies each management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(b)  No  report  on  Form  8-K was filed during the  quarter  ended
     May 31, 1995.
(c)  Exhibits filed with this report are attached hereto.
(d)  Financial Statement Schedules--The response to this portion of
     Item 14 is submitted as a separate section of this report--See List of Financial Statements and Financial Statement Schedules on Page F-1 - Page 14 of consecutively numbered original.




                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WORTHINGTON INDUSTRIES, INC.


Date:  August 28, 1995        By: /s/____________________________
                                     Donal H. Malenick, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   SIGNATURE             DATE           TITLE


          *                         *  Director, Chairman of the Board
John H. McConnell

          *                         *  Director, Vice Chairman,
John P. McConnell                      Chief Executive Officer

                                       8/28/95    Director, President,
Donal H. Malenick                      Chief Operating Officer

          *                         *  Director, Executive Vice
Pete A. Klisares                       President

          *                         *  Director, Executive Vice
Robert J. Klein                        President-Marketing and Planning

          *                         *  Vice President-Finance,
Donald G. Barger, Jr.                  Chief Financial Officer

          *                         *   Director, Secretary
Charles D. Minor

          *                         *   Director
Charles R. Carson

          *                         *   Director
John E. Fisher

          *                         *   Director
John F. Havens

          *                         *   Director
Katherine S. LeVeque

          *                         *   Director
Robert B. McCurry

          *                         *   Director
Gerald B. Mitchell

          *                         *   Director
James Petropoulos




*By:  __________________________           Date: 8/28/95
      Donal H. Malenick
      Attorney-In-Fact



MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Fiscal 1995 was the third consecutive record year for the Company. Net sales of $1.484 billion, net earnings of $116.7 million and earnings per share of $1.29 were all records, increasing 15%, 38% and 37%, respectively. This followed a strong fiscal 1994 when net sales of $1.285 billion, net earnings of $84.9 million and earnings per share of $.94 had increased 15%, 25% and 24%, respectively.
     Profitability after taxes continued to improve in 1995. Return on sales rose to 7.9% in fiscal 1995 from 6.6% in 1994 and 6.1% in 1993. Return on average assets increased to 13.6% in 1995 from 11.4% in 1994 and 10.3% in 1993. Return on average shareholder's equity rose to 21.3% from 18.0% in 1994 and 16.4% in 1993.
     Every quarter during the fiscal year was a record as the Company continued to benefit from high demand in its markets. The economy continued to expand and most product lines stayed strong throughout the year.
     The higher sales for 1995 and 1994 were largely as a result of higher volume and order levels. Both years included some selling price increases, as higher raw material prices were generally passed through to customers.
     Cost of goods sold increased 14% in 1995, slightly less than the sales increase, and 17% in 1994. In both years, higher raw material costs offset the benefits gained from leveraging fixed costs, cost reductions and the increased productivity that resulted from higher volumes.
     Gross margin increased 25% in 1995, following a 10% increase in 1994. As a percentage of sales, gross margin was 16.1% in 1995, 14.9% in 1994 and 15.7% in 1993. Margins
improved in 1995 as the expanding economy provided a more favorable environment for passing raw material price increases to customers. In 1994, margins were squeezed as some selling price increases did not match raw material cost increases and new job start-up inefficiencies existed in Custom Products.
     Selling, general and administrative expense increased 18% in fiscal 1995 and 5% in 1994 because of the higher sales volumes and increased profit sharing from the higher profits. Profit sharing is not a fixed cost and represented 24% of total selling, general, and administrative expense in 1995 and 1994. Selling, general and administrative expense as a percentage of sales was 6.2% in 1993, 5.6% in 1994 and 5.7% in 1995.
     Operating income for core businesses increased 29% after a 13% increase in 1994. As a percentage of sales, operating income was up to 10.4% from 9.3% in 1994 and 9.5% in 1993.
     Interest expense increased 100% in 1995 following a 12% decrease in fiscal 1994. In 1995, both the average debt outstanding and the average interest rate increased. In 1994, higher average debt outstanding was offset somewhat by a lower average interest rate. The increases in average debt outstanding were due to the Company's aggressive capital spending program and increasing working capital to support the sales growth. The average interest rate was 6.2% in 1995, up from 4.0% in 1994 and 4.7% and 1993.
     Equity in net income of unconsolidated affiliates increased 103% in 1995, after a 311% increase in 1994. This followed a 16% decline in 1993. The majority of the increases came from the equity in Rouge Steel which continued to benefit from the favorable market environment for integrated steel producers and higher steel prices. TWB Company is still in a start-up mode, but its loss was down significantly from 1994. Worthington Armstrong Venture (WAVE) contributed to the increased equity in 1995 as demand for its products was favorable and the plant in France became profitable in its first full year of operation.
     Income taxes increased in line with earnings for fiscal 1995. The effective tax rate increased slightly to 37.5% from 37.4% in 1994 and 37.0% in 1993. Increases in state tax rates and a shift in sales to higher state rates was offset by permanent differences which became a larger percentage of pre-tax earnings. The increase from 1993 to 1994 resulted from the higher rates and decreased deductions from the "Omnibus Budget Reconciliation Act of 1993.

Processed Steel Products
     In 1995, sales of processed steel products rose 12% to $1,028 million and operating income and increased 15% to $112.4 million, both setting records. Return on sales increased to 10.9% from 10.7%. The steel processing operations continued to gain market share as demand remained strong due to the expanding economy, increased auto production and strength in the non-automotive sector. The sales increase was attributable mostly to higher volume and, to a lesser extent, higher prices as increases from the steel mills were generally passed through to customers. In pressure cylinders, high worldwide demand led to higher volumes in most product lines, particularly the largest lines, steel portables and non-refillables. The cylinder sales increase also contained a price factor, as selling prices rose to reflect the increase in steel prices and the higher cost of the newly required "quick connect" valve.
     In fiscal 1994, sales increased 20% and operating income rose 24%. Steel processing experienced favorable automotive and non-automotive markets and pressure cylinders had excellent growth in its major product lines.
     In May the Company announced plans to build a steel processing facility in Delta, Ohio. This plant will have pickling, slitting and galvanizing capabilities and will be supported by a supply agreement with the North Star/BHP mini-mill located adjacent. This arrangement is expected to complement the supply/equity relationship with Rouge Steel and purchases from other mills.

Custom Products
     Custom Products posted record results, as sales increased 21% to $302.1 million and operating income increased 29% to $19.8 million. Return on sales rose to 6.5% from 6.1% in 1994. The plastics operation benefited from high demand for automobiles and non-automotive products. The new plastics facility in St. Matthews, South Carolina became profitable during the year and the new plant in Lebanon, Kentucky became profitable in its fourth month of operation. Metals sales and profits were up due to higher production levels and increased experience on new contracts started last year.
     In fiscal 1994, this segment suffered through the loss of major jobs due to the phase-out of certain car models and the normal start-up inefficiencies associated with new jobs. Efficiencies and profits improved later in the year as the jobs became more mature.

Cast Products
     In the cast products segment, sales increased 33% to a record $153.8 million, while operating income rose 261% to a record $21.7 million. Return on sales increased to 14.2% from 5.2% in 1994. This segment was led by strong demand for freight railcars, which drove volume and productivity gains. Industry environment is favorable for this segment to take advantage of its market position for the foreseeable future.
     In fiscal 1994 sales of cast products rose 11% and operating income decreased 8%. Demand for freight railcar castings suffered temporarily, due primarily to the flooding in the midwest and shipping problems caused by severe winter weather.


LIQUIDITY AND CAPITAL RESOURCES
     At May 31, 1995, the Company's balance sheet remained strong and flexible. Working capital increased to $272.7 million, representing 30% of total assets and 18% of sales, in line with historic trends. The current ratio increased to 2.5 to 1 from 2.3 to 1 at May 31, 1994. Total balance debt stood at $92 million. Long-term debt was $53.5 million, only 8% of total capital.
     During 1995, the Company used $11.3 million of its beginning cash position, $66.4 million in cash provided by operating activities, $4.2 million of proceeds from common shares and $28.2 million of net short-term borrowings to fund $61.5 million of capital expenditures, $10.9 million of investments in unconsolidated affiliates and $36.3 million of cash dividends.
     Dividends paid during 1995 were a record and represented 31% of net earnings. Capital investment in businesses (capital expenditures and investments in affiliates) increased 55% in 1995. The most significant projects were the Lebanon, Kentucky plastics plant and a business information system for steel processing.
     Accounts receivable, inventory, and accounts payable and accrued expenses continued to increase to support the higher sales level. Inventory turnover decreased to 6.0 times while days sales in accounts receivable increased to 46 days.
     The Company entered into a $150 million long-term revolving credit agreement with several banks during the fourth quarter, replacing the $40 million unsecured line of credit. At May 31, 1995, $110 million of the revolver was unused. The Company's immediate borrowing capacity, plus its cash generated from operations, should be more than sufficient to fund expected normal operating costs, dividends, debt payments and capital expenditures for existing businesses. While there are no specific needs, the Company regularly considers long-term debt issuance as an alternative depending on financial market conditions.
     The Company believes that environmental issues will not have a material effect on capital expenditures, consolidated financial position or future results of operations.



         WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
                       INDEX TO EXHIBITS
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1995

Exhibit
Number        Description                  Page Number
3(a)    Certificate of           Incorporated herein by
        Incorporation of         reference to Exhibit 3 of the
        Worthington Industries,  Company's Annual Report on Form
        Inc.                     10-Q for the Quarter ended
                                 August 31, 1994
3(b)    Bylaws of Worthington    Incorporated herein by
        Industries,Inc.          reference to Exhibit 3(b) of
                                 the Company's Annual Report on
                                 Form 10-K for the fiscal year
                                 ended May 31, 1992
4       Agreement to furnish     Page 19*
        instruments defining
        rights of holders of
        long-term debt
10(a)   Amended 1980 Stock       Incorporated herein by
        Option Plan, as          reference to Annex B to the
        amended**                Prospectus filed as part of
                                 Post-Effective Amendment No. 1
                                 to the Company's Registration
                                 Statement on Form S-8
                                 (Registration No. 2-80094)
10(b)   1990 Stock Option        Incorporated herein by
        Plan**                   reference to Exhibit 10(d) of
                                 the Company's Annual Report on
                                 Form 10-K for the fiscal year
                                 ended May 31, 1991.
10(c)   Executive Deferred       Incorporated herein by
        Compensation Plan**      reference to Exhibit 10(e) of
                                 the Company's Annual Report on
                                 Form 10-K for the fiscal year
                                 ended May 31, 1984
10(d)   Deferred Compensation    Incorporated herein by
        Plan for Directors**     reference to Exhibit 10(f) of
                                 the Company's Annual Report on
                                 Form 10-K for the fiscal year
                                 ended May 31, 1984
13      Portions of 1995 Annual  Page 21*
        Report to security
        holders incorporated
        by reference into
        Form 10-K
21      Subsidiaries of the      Page 54*
        Company
23      Consent of Independent   Page 57*
        Auditors
24      Powers of Attorney       Page 59*
27      Financial Data Schedule  Page 74*

-------------
 *Page number in consecutively numbered original.
**Management compensation plan.