Form 10-Q
period 1995-08-31
WORTHINGTON INDUSTRIES INC
filed 1995-10-11
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended: August 31, 1995         Commission File No. 0-4016


                         WORTHINGTON INDUSTRIES, INC.
         --------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

           DELAWARE                                     31-1189815
---------------------------------             --------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)


     1205 Dearborn Drive, Columbus, Ohio               43085
   (Address of Principal Executive Offices)    ---------------------
                                                     (Zip Code)

                                   (614) 438-3210
         ----------------------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

                                Not Applicable
         ----------------------------------------------------------------
                (Former Name, Former Address and Former Fiscal Year,
                             If Changed From Last Report)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                     90,746,675
---------------------------------------      -----------------------------
                 Class                      Outstanding September 30, 1995

                         WORTHINGTON INDUSTRIES, INC.


                                     INDEX





                                                                          Page

PART I.  Financial Information

         Consolidated Condensed Balance Sheets -
         August 31, 1995 and May 31, 1995...................................3

         Consolidated Condensed Statements of Earnings -
         Three Months Ended August 31, 1995 and 1994 .......................4

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended August 31, 1995 and 1994........................5

         Notes to Consolidated Condensed Financial Statements...............6

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................7


PART II. Other Information..................................................9

                         PART I. FINANCIAL INFORMATION
                         WORTHINGTON INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In Thousands, Except Per Share)

                                                        August 31      May 31
                                                         1995          1995
                                    ASSETS             (Unaudited)   (Audited)
Current Assets
  Cash and cash equivalents                               $12,137      $2,003
  Accounts receivable - net                               180,473     216,443
   Raw materials                                          132,420     142,738
   Work in process and finished products                   58,944      58,140
                                                         --------     -------
  Inventories                                             191,364     200,878
  Prepaid expenses and other current assets                40,880      32,578
                                                          -------     -------
   Total Current Assets                                   424,854     451,902

Investment in Unconsolidated Affiliates                   117,471     104,764
Other Assets                                               26,452      25,381
Property, plant and equipment                             610,967     589,286
Less accumulated depreciation                             263,000     254,369
                                                         --------    --------
   Property, Plant and Equipment - net                    347,967     334,917
                                                         --------    --------
   Total Assets                                          $916,744    $916,964
                                                         ========    ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $81,220     $87,329
  Notes payable                                                        38,200
  Accrued compensation, contributions to
   employee benefit plans and related taxes                23,448      31,741
  Dividends payable                                        10,000       9,992
  Other accrued items                                       7,493       8,597
  Income taxes                                             13,464       2,709
  Current maturities of long-term debt                        660         660
                                                       ----------     ----------
   Total Current Liabilities                              136,285     179,228

Other Liabilities                                          17,181      18,055
Long-Term Debt                                             83,146      53,476
Deferred Income Taxes                                      78,346      75,873
Shareholders' Equity
  Common shares, $.01 par value                               909         908
  Additional paid-in capital                              103,617     102,733
  Min. pension liability / foreign currency translation      (933)     (1,017)
   Retained earnings                                      498,193     487,708
                                                          -------     -------
   Total Shareholders' Equity                             601,786     590,332
                                                          -------     -------
   Total Liabilities and Shareholders' Equity            $916,744    $916,964
                                                         ========    ========

See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (In Thousands Except Per Share)
                                  (Unaudited)

                                                          Three Months Ended
                                                              August 31
                                                        1995           1994

Net sales                                              $325,736      $346,257
Cost of goods sold                                      278,731       294,125
                                                        -------       -------
 Gross Margin                                            47,005        52,132

Selling, general and administrative expense              19,869        19,491
                                                        -------        ------
 Operating Income                                        27,136        32,641

Other income (expense):
   Miscellaneous income                                     247           267
   Interest expense                                      (1,407)       (1,194)
   Equity in net income of unconsolidated affiliates      8,436         9,003
                                                          -----       -------
      Earnings Before Income Taxes                       34,412        40,717

Income taxes                                             12,904        15,269
                                                         ------      --------
 Net Earnings                                           $21,508       $25,448
                                                        =======       =======


Average Common Shares Outstanding                        90,886        90,621


Earnings Per Common Share                                  $.24          $.28
                                                           ----          ----


Cash Dividends Declared Per Common Share                   $.11          $.10
                                                           ----          ----


See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)


                                                             Three Months Ended
                                                                     August 31
                                                               1995       1994
Operating Activities
  Net earnings .........................................   $ 21,508    $ 25,448
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
    Depreciation .......................................      9,134       8,453
    Provision for deferred income taxes ................      2,473       3,338
    Equity in undistributed net income of unconsolidated     (8,316)     (8,883)
       affiliates
    Changes in assets and liabilities:
        Accounts receivable ............................     35,970      12,747
    Inventories ........................................      9,514     (28,627)
        Prepaid expenses and other current assets ......     (8,206)     (3,669)
        Other assets ...................................     (1,071)        440
        Accounts payable and accrued expenses ..........     (4,751)    (14,136)
           Other liabilities ...........................       (874)       (254)
                                                           --------    --------
    Net Cash Provided (Used) By Operating Activities ...     55,381      (5,143)

Investing Activities
  Investment in property, plant and equipment, net .....    (22,184)    (18,518)
  Investment in unconsolidated affiliates ..............     (4,403)       --
                                                           --------    --------
    Net Cash Used By Investing Activities ..............    (26,587)    (18,518)

Financing Activities
  Proceeds from (payments on) short-term borrowings ....    (38,200)     20,000
  Proceeds from long-term debt .........................     30,000        --
  Principal payments on long-term debt .................       (330)       (591)
  Proceeds from issuance of common shares ..............        947       1,198
   Repurchase of common shares .........................     (1,085)       --
  Dividends paid .......................................     (9,992)     (9,056)
                                                           --------    --------
    Net Cash Provided (Used) By Financing Activities ...    (18,660)     11,551
                                                           --------    --------

Increase (decrease) in cash and cash equivalents .......     10,134     (12,110)

Cash and cash equivalents at beginning of period .......      2,003      13,275
                                                           --------    --------

Cash and cash equivalents at end of period .............   $ 12,137    $  1,165
                                                           ========    ========

See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)




Note A - Management's Opinion

            In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments
      (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of August 31, 1995 and May 31, 1995; the results of operations and cash flows for the three months ended August 31, 1995 and 1994.


            The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1995 Worthington Industries, Inc. Annual Report to Shareholders which is incorporated by reference in the Company's 1995 Form 10-K.


Note B - Income Taxes


            The income tax rate is based on statutory federal and state rates,
      and  an  estimate  of  annual   earnings   adjusted  for  the  permanent
      differences between reported earnings and taxable income.


Note C - Earnings Per Share


            Earnings  per common  share for the three  months ended August 31,
      1995  and  1994  are  based  on  the  weighted   average  common  shares
      outstanding during each of the respective periods.

Note D - Results of Operations

            The results of operations for the three months ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                         WORTHINGTON INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS


      Results for the three months ended August 31,1995 were below the same period of the prior year. Net sales of $325.7 million were 6% lower and net earnings of $21.5 million and earnings per share of $.24 were 15% and 14% lower, respectively.


      Results reflect principally a slowing of economic activity from the strong levels experienced last year. Last year's first quarter results were driven by volume and selling price increases. Demand in most of the Company's markets softened this year resulting in lower volumes and lower pricing. Inventory adjustments by customers anticipating a more favorable pricing environment also impacted demand. Gross margin was down 10% for the quarter. This was greater than the sales shortfall, due to selling price pressure and the working down of more expensive inventory . Last year's gross margin was squeezed somewhat due to a lag in passing on raw material price increases to customers. Gross margin as a percentage of sales for the quarter was 14.4% compared to 15.1% last year. Selling, general and administrative expense increased 2% for the quarter as this year included expenses for new operations offset by lower profit-sharing. As a percent of sales, this expense was 6.1% compared to 5.6% last year. Operating income was 17% lower for the quarter. As a percentage of sales, operating income decreased to 8.3% from 9.4%.


      Interest expense increased 18% for the three months as the average interest rate rose to 6.8% from 5.3% and average debt outstanding increased. Average debt rose because of increased borrowings to support capital expenditures. Interest of $450,000 was capitalized during the quarter.


      Equity in net income of unconsolidated affiliates was down 6% for the quarter. Equity from Rouge Steel was down as industry demand and selling prices decreased. Equity from Worthington Armstrong Venture was up significantly on increased volume in both the U.S. and Europe.


      Income taxes decreased in line with pre-tax earnings for the three month period as the effective tax rate for both periods was 37.5%.


      The processed steel products segment posted decreases in sales and earnings for the quarter. Steel processing shipments were off mainly due to lower automotive output as car companies reduced inventories due to anticipated lower demand and lower steel prices. Operating margins were lower due to the reduced volume and selling price pressures. Pressure cylinder's results were also down as demand, specifically for refrigerant cylinders, was negatively impacted by the cool, rainy spring weather. Last year's first quarter benefited from favorable demand and selling prices.

      Sales for the custom products segment were flat and earnings were lower than last year's first three months. The plastics operation generated good results despite lower automotive demand. In addition, results for this year include non-automotive sales from new plants in St. Matthews, South Carolina and Lebanon, Kentucky which were in the start-up mode last year. Volume from new jobs increased sales for precision metals above last year, but profits suffered from start-up inefficiencies and adjustments due to specification changes and increased volume on certain parts.


      The cast products segment continued its strong performance. Strong demand for freight railcars continued to drive sales. Margins increased greater than sales due to the efficiencies from the high volume level. Last year's first three months also benefited from railcar demand and high production levels.


LIQUIDITY AND CAPITAL RESOURCES


      At August 31, 1995, the Company's current ratio was 3.1:1, up from 2.5:1 at May 31, 1995, as $30 million of short-term debt was replaced with long-term debt. Long-term debt increased to 12% of total capital. Working capital was $288.6 million, 48% of the Company's total net worth, up from 46% at May 31, 1995.


      During the three months, the Company's cash position increased by $10.1 million. Cash provided by operating activities was $55.4 million, aided by a $9.5 million decrease in inventories and a $36 million decrease in accounts receivable. The inventory and accounts receivable decreases occurred in part because of the lower sales volume. Days sales in accounts receivable was constant since fiscal year-end and days of inventory was down modestly. Capital expenditures and investments in affiliates were $26.6 million and dividends paid were $10 million.


      The Company expects its operating results to improve during the year; however, borrowings may be needed to support anticipated capital expenditures. The Company has a $150 million committed, revolving credit agreement, of which $80 million was unused at August 31, 1995. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses.

                       PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.


      A.    Exhibits - Exhibit 27, Financial Data Schedule

B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended August 31, 1995.





                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WORTHINGTON INDUSTRIES, INC.



Date: October 11, 1995         By:  /s/Donald G. Barger, Jr.
                                    -------------------------------
                                       Donald G. Barger, Jr.
                                       Vice President-Chief Financial Officer