Form 10-Q
period 1995-11-30
WORTHINGTON INDUSTRIES INC
filed 1996-01-12
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10 - Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: November 30, 1995        Commission File No. 0-4016

                         WORTHINGTON INDUSTRIES, INC.

        --------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                 DELAWARE                                31-1189815
     ---------------------------------      ------------------------------------
         (State of Incorporation)           (I.R.S. Employer Identification No.)


     1205 DEARBORN DRIVE, COLUMBUS, OHIO               43085
  ----------------------------------------     ---------------------
  (Address of Principal Executive Offices)           (Zip Code)

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

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                     90,779,668
   --------------------------------------      -----------------------------
                    Class                      Outstanding December 31, 1995

                         WORTHINGTON INDUSTRIES, INC.

                                     INDEX

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
         November 30, 1995 and May 31, 1995.................................3

         Consolidated Condensed Statements of Earnings -
         Three and Six Months Ended November 30, 1995 and 1994 .............4

         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended November 30, 1995 and 1994........................5

         Notes to Consolidated Condensed Financial Statements...............6

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................7

PART II. OTHER INFORMATION.................................................10

                         PART I. FINANCIAL INFORMATION
                         WORTHINGTON INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In Thousands, Except Per Share)

                                                         November 30     May 31
                                                            1995          1995
                                                        -------------  ---------
                                   ASSETS                (Unaudited)   (Audited)
CURRENT ASSETS
  Cash and cash equivalents ......................     $  14,856      $   2,003
  Accounts receivable - net ......................       185,223        216,443
   Raw materials .................................       117,230        142,738
   Work in process and finished products .........        57,589         58,140
                                                       ---------      ---------
  Inventories ....................................       174,819        200,878
  Prepaid expenses and other current assets ......        37,183         32,578
                                                       ---------      ---------
   TOTAL CURRENT ASSETS ..........................       412,081        451,902

Investment in Unconsolidated Affiliates ..........       131,966        104,764
Other Assets .....................................        24,017         25,381
Property, plant and equipment ....................       633,140        589,286
Less accumulated depreciation ....................       271,428        254,369
                                                       ---------      ---------
   Property, Plant and Equipment - net ...........       361,712        334,917
                                                       ---------      ---------
   TOTAL ASSETS ..................................     $ 929,776      $ 916,964
                                                       =========      =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................     $  81,617      $  87,329
  Notes payable ..................................                       38,200
  Accrued compensation, contributions to
   employee benefit plans and related taxes ......        26,440         31,741
  Dividends payable ..............................         9,980          9,992
  Other accrued items ............................         7,688          8,597
  Income taxes ...................................         6,159          2,709
  Current maturities of long-term debt ...........           660            660
                                                       ---------      ---------

   TOTAL CURRENT LIABILITIES .....................       132,544        179,228

Other Liabilities ................................        17,471         18,055
Long-Term Debt ...................................        83,146         53,476
Deferred Income Taxes ............................        81,636         75,873
Shareholders' Equity
  Common shares, $.01 par value ..................           908            908
  Additional paid-in capital .....................       104,280        102,733
  Min. pension liability/
     foreign currency translation ................        (1,841)        (1,017)
   Retained earnings .............................       511,632        487,708
                                                       ---------      ---------
   Total Shareholders' Equity ....................       614,979        590,332
                                                       ---------      ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....     $ 929,776      $ 916,964
                                                       =========      =========

See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (In Thousands Except Per Share)
                                  (Unaudited)

                                  Three Months Ended          Six Months Ended
                                      November 30                November 30
                                  ------------------       --------------------
                                    1995        1994          1995        1994
                                    ----        ----          ----        ----

Net sales ...................   $ 354,544    $ 363,276    $ 680,280    $ 709,533
Cost of goods sold ..........     301,533      305,268      580,264      599,393
                                ---------    ---------    ---------    ---------
 GROSS MARGIN ...............      53,011       58,008      100,016      110,140

Selling, general &
  administrative expense ....      21,499       20,536       41,368       40,027
                                ---------    ---------    ---------    ---------
 OPERATING INCOME ...........      31,512       37,472       58,648       70,113

Other income (expense):

   Miscellaneous income
    (expense) ...............         139         (138)         386          129
   Interest expense .........      (1,234)      (1,580)      (2,641)      (2,774)
   Equity in net income of
     unconsolidated
      affiliates ............      11,442        9,469       19,878       18,472
                                ---------    ---------    ---------    ---------
 EARNINGS BEFORE INCOME TAXES      41,859       45,223       76,271       85,940

Income taxes ................      15,671       16,959       28,575       32,228
                                ---------    ---------    ---------    ---------
 NET EARNINGS ...............   $  26,188    $  28,264    $  47,696    $  53,712
                                =========    =========    =========    =========


AVERAGE COMMON SHARES
   OUTSTANDING ..............      90,748       90,709       90,817       90,665


EARNINGS PER COMMON SHARE ...   $     .29    $     .31    $     .53    $     .59
                                ---------    ---------    ---------    ---------


CASH DIVIDENDS DECLARED
     PER COMMON SHARE .......   $     .11    $     .10    $     .22    $     .20
                                ---------    ---------    ---------    ---------

See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                             Six Months Ended
                                                                November 30
                                                             ----------------
                                                              1995       1994
                                                              ----       ----
OPERATING ACTIVITIES
  Net earnings .........................................   $ 47,696    $ 53,712
  Adjustments to reconcile net
    earnings to net cash provided
    (used) by operating activities:

    Depreciation .......................................     18,482      17,259
    Provision for deferred income taxes ................      5,763       6,621
    Equity in undistributed net income of
      unconsolidated affiliates ........................    (19,576)    (18,232)

    Changes in assets and liabilities:

        Accounts receivable ............................     31,220      (1,035)
        Inventories ....................................     26,059     (28,230)
        Prepaid expenses and other current assets ......     (4,604)     (1,691)
        Other assets ...................................      1,364         280
        Accounts payable and accrued expenses ..........     (8,472)       (103)
        Other liabilities ..............................       (584)       (238)
                                                           --------    --------
    Net Cash Provided (Used) By Operating Activities ...     97,348      28,343

INVESTING ACTIVITIES
  Investment in property, plant and equipment, net .....    (45,277)    (36,397)
  Investment in unconsolidated affiliates ..............     (8,290)       --
                                                           --------    --------
    Net Cash Used By Investing Activities ..............    (53,567)    (36,397)

FINANCING ACTIVITIES
  Proceeds from (payments on) short-term borrowings ....    (38,200)     16,000
  Proceeds from long-term debt .........................     43,000        --
  Principal payments on long-term debt .................    (13,330)       (591)
  Proceeds from issuance of common shares ..............      1,618       2,013
  Repurchase of common shares ..........................     (4,024)       --
  Dividends paid .......................................    (19,992)    (18,123)
                                                           --------    --------
    Net Cash Provided (Used) By Financing Activities ...    (30,928)       (701)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents .......     12,853      (8,755)

Cash and cash equivalents at beginning of period .......      2,003      13,275
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 14,856    $  4,520
                                                           ========    ========
See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - MANAGEMENT'S OPINION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of November 30, 1995 and May 31, 1995; the results of operations for the three and six months ended November 30, 1995 and 1994; and the cash flows for the six months then ended.

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

NOTE C - EARNINGS PER SHARE

     Earnings per common share for the three and six months ended November 30, 1995 and 1994 are based on the weighted average common shares outstanding during each of the respective periods.

NOTE D - RESULTS OF OPERATIONS

     The results of operations for the three and six months ended November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                         WORTHINGTON INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     For the three months ended November 30, 1995, net sales of $354.5 million were 2% lower and net earnings of $26.2 million and earnings per share of $.29 were 7% and 6%, respectively, lower than the results from last year's second quarter.

     For the first six months of fiscal 1996, net sales were $680.3 million, 4% below those of the same period last year. Net earnings of $47.7 million and earnings per share of $.53 were off 11% and 10%, respectively, from the first half of last year.

     Demand in most of the Company's markets softened this year from a strong fiscal 1995. The Company started to see improved market demand for its products in the second quarter, but results still reflect lower volume and prices from last year. Results for the second quarter and first six months of fiscal 1995 were driven principally by volume and selling price increases.

     Gross margin was down 9% for both the quarter and the six months. This was greater than the sales shortfall, primarily due to the soft selling price environment and the working down of more expensive inventory. Last year's gross margin outpaced the growth in sales due to higher operating efficiencies and selling price increases. Gross margin as a percentage of sales for the quarter was 15.0% compared to 16.0% last year and for the six months, 14.7% compared to 15.5%.

     Selling, general and administrative expense increased 5% for the quarter and 3% for the six months due to the inclusion of expenses for new operations offset by lower profit-sharing. Last year's expense was driven by higher profit sharing. As a percent of sales, this expense for the quarter was 6.1% compared to 5.7% last year and for the six months was 6.1% compared to 5.6%. Operating income was 16% lower for the quarter and six month periods. As a percentage of sales, operating income decreased to 8.9% from 10.3% for the quarter and to 8.6% from 9.9% for the six months.

     Interest expense decreased 22% for the three months and 5% for the six months. The average interest rate rose to 6.7% from 5.6% and average debt outstanding increased offset by $1,010,000 of capitalized interest for the six months. Average debt rose because of increased borrowings to support capital expenditures.

     Equity in net income of unconsolidated affiliates was up 21% for the quarter. Equity from Rouge Steel was up as a one time gain more than offset decreased operating earnings caused by lower industry demand and selling prices. Equity from Worthington Armstrong Venture was up significantly on increased volume in both the U.S. and Europe. This venture's French facility is expanding to meet demand and the new Las Vegas plant is in startup. The Acerex joint venture in Mexico started production in October and is shipping within Mexico and into the southwest U.S.

     Income taxes decreased in line with pre-tax earnings for both the three and six month periods as the effective tax rate for both years was 37.5%.

     The processed steel products segment saw decreases in sales and earnings for the second quarter and the first six months. Steel processing shipments, although improved from the first quarter, were below those of last year mainly due to lower automotive demand. Operating margins also remain lower due to the reduced volume and lower selling prices. Pressure cylinder's sales for the quarter were up, but results for the six months were below last year as increased demand for heating tanks did not fully offset lower shipments of refrigerant cylinders. Pressure cylinders had realized growth in most product lines in the prior year.

     Sales for the custom products segment were up for both the second quarter and six months; however, earnings were lower for both periods. The plastics operation increased sales and earnings as it continued to perform well despite overall lower industry automotive demand due to new automotive and appliance contracts. Volume from new jobs increased sales for precision metals above last year for both periods, but profits are lower due to inefficiencies caused by startups and specification changes on certain parts.

     The cast products segment results were down slightly for the quarter as demand has leveled somewhat from last year. This segment continues to perform well as sales and earnings remain above last year's strong six month numbers. Last year's results benefited from very strong railcar demand and high production levels.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1995, the Company's current ratio was 3.1:1, up from 2.5:1 at May 31, 1995, as $30 million of short-term debt was replaced with long-term debt. Long-term debt increased to 10.7% from 7.4% of total capital (defined as long-term debt, deferred taxes and shareholders' equity.) Working capital was $279.5 million, 45% of the Company's total net worth, down from 46% at May 31, 1995.

     During the six months, the Company's cash position increased by $12.9 million. Cash provided by operating activities was $97.3 million, aided by a $26.1 million decrease in inventories and a $31.2 million decrease in accounts receivable, which occurred in part because of lower raw material costs and lower sales volume and prices. Days sales in accounts receivable was down 3 days from fiscal year-end and days of inventory was down modestly. Capital expenditures and investments in affiliates totaled $53.6 million and dividends paid were $20 million.

     The Company expects its operating results to improve during the year; however, borrowings may be needed to support anticipated capital expenditures. The Company has a $150 million committed, revolving credit agreement, of which $80 million was unused at November 30, 1995. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses.

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Annual Meeting of Shareholders was held on September 21, 1995. In connection with the meeting, proxies were solicited. Following are the voting results on proposals considered and voted upon.

1. All nominees for Class of Directors whose term expires in 1998 were elected by the stockholders who were present or represented by proxy.


                          Votes for           Votes
                        the Election       Withholding        Shares
                         of Director    Authority to Vote    Not Voted
                        ____________    _________________    _________

Robert J. Klein          76,152,495           65,984            -0-
Katherine LeVeque        76,092,427          126,052            -0-
John P. McConnell        76,155,495           62,984            -0-
Robert B. McCurry        76,114,912          103,567            -0-
Gerald B. Mitchell       76,133,988           84,491            -0-


2. The appointment of Ernst & Young LLP as the Registrant's independent auditors for the year ending May 31, 1996 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

     FOR: 75,978,256    AGAINST: 65,520    ABSTAIN: 174,703    NOT VOTED: -0-




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits - Exhibit 27 Financial Data Schedule

B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended November 30, 1995.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 12, 1996                By: /S/DONALD G. BARGER, JR.
                                          ______________________________
                                          Donald G. Barger, Jr.
                                          Vice President-Chief Financial Officer