Form 10-Q
period 1996-02-29
WORTHINGTON INDUSTRIES INC
filed 1996-04-12
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended: February 29, 1996        Commission File No. 0-4016


                         WORTHINGTON INDUSTRIES, INC.
        --------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                  DELAWARE                               31-1189815
     ---------------------------------     -------------------------------------
          (State of Incorporation)          (I.R.S. Employer Identification No.)

     1205 Dearborn Drive, Columbus, Ohio               43085
   (Address of Principal Executive Offices)    ---------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES_X_       NO___


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                      90,819,040
  --------------------------------------         -----------------------------
                    Class                         Outstanding March 31, 1996

                         WORTHINGTON INDUSTRIES, INC.


                                     INDEX





                                                                          Page

PART I.  Financial Information

         Consolidated Condensed Balance Sheets -
         February 29, 1996 and May 31, 1995.................................3

         Consolidated Condensed Statements of Earnings -
         Three and Nine Months Ended February 29, 1996 and
         February 28, 1995..................................................4

         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended February 29, 1996 and February 28, 1995..........5

         Notes to Consolidated Condensed Financial Statements...............6

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................8


PART II. Other Information.................................................11

                         PART I. FINANCIAL INFORMATION
                         WORTHINGTON INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In Thousands, Except Per Share)

                                                       February 29     May 31
                                                          1996          1995
                                                       -----------   ---------
                                    ASSETS             (Unaudited)   (Audited)
Current Assets
  Cash and cash equivalents                                $7,536      $2,003
  Accounts receivable - net                               217,304     216,443
   Raw materials                                          136,068     142,738
   Work in process and finished products                   80,850      58,140
                                                          -------      ------
  Inventories                                             216,918     200,878
  Prepaid expenses and other current assets                32,829      32,578
                                                          -------     -------
   Total Current Assets                                   474,587     451,902
Investment in Unconsolidated Affiliates                   134,327     104,764
Intangible Assets                                          86,729
Other Assets                                               25,687      25,381
Property, plant and equipment                             741,854     589,286
Less accumulated depreciation                             280,711     254,369
                                                         --------    --------
   Property, Plant and Equipment - net                    461,143     334,917
                                                         --------    --------
   Total Assets                                        $1,182,473    $916,964
                                                       ==========    ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $97,814     $87,329
  Notes payable                                           193,800      38,200
  Accrued compensation, contributions to
   employee benefit plans and related taxes                28,966      31,741
  Dividends payable                                         9,988       9,992
  Other accrued items                                      20,897       8,597
  Income taxes                                              8,310       2,709
  Current maturities of long-term debt                      1,514         660
                                                     ------------    --------

   Total Current Liabilities                              361,289     179,228

Other Liabilities                                          21,329      18,055
Long-Term Debt                                             78,742      53,476
Deferred Income Taxes                                      94,150      75,873
Shareholders' Equity
  Common shares, $.01 par value                               908         908
  Additional paid-in capital                              104,937     102,733
  Min. pension liability / foreign
    currency translation                                   (1,419)     (1,017)
   Retained earnings                                      522,537     487,708
                                                          -------     -------
   Total Shareholders' Equity                             626,963     590,332
                                                          -------     -------
   Total Liabilities and Shareholders' Equity          $1,182,473    $916,964
                                                       ==========    ========

See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                       (In Thousands, Except Per Share)
                                  (Unaudited)

                                    Three Months Ended           Nine Months Ended
                                    Feb. 29      Feb. 28      Feb. 29        Feb. 28
                                    -------      -------      -------        -------
                                      1996        1995         1996            1995

Net sales                          $360,224     $370,117   $1,040,504     $1,079,650
Cost of goods sold                  305,935      309,725      886,199        909,118
                                    -------      -------      -------        -------
 Gross Margin                        54,289       60,392      154,305        170,532

Selling, general &
  administrative expense             23,939       23,117       65,307         63,144
                                     ------       ------       ------         ------
 Operating Income                    30,350       37,275       88,998        107,388

Other income (expense):
   Miscellaneous income                 468          185          854            314
   Interest expense                  (2,025)      (1,530)      (4,666)        (4,304)
   Equity in net income of
      unconsolidated affiliates       4,683        9,910       24,561         28,382
 Earnings Before Income Taxes        33,476       45,840      109,747        131,780

Income taxes                         12,580       17,189       41,155         49,417
                                     ------       ------       ------        -------
 Net Earnings                       $20,896      $28,651      $68,592        $82,363
                                    =======      =======      =======        =======


Average Common Shares Outstanding    90,777       90,772       90,810         90,700


Earnings Per Common Share              $.23        $.32         $.76            $.91
                                       ----        ----         ----            ----


Cash Dividends Declared
     Per Common Share                  $.11        $.10         $.33            $.30
                                       ----        ----         ----            ----

                                     -4-

See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)


                                                              Nine Months Ended
                                                              Feb. 29   Feb. 28
                                                              -------   -------
                                                               1996       1995
                                                              -------   -------
Operating Activities
  Net earnings ........................................   $  68,592    $ 82,363
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation ......................................      28,614      25,998
    Provision for deferred income taxes ...............       6,728       9,539
    Equity in undistributed net income of
      unconsolidated affiliates .......................     (21,477)    (28,022)
    Changes in assets and liabilities:
        Accounts receivable ...........................      21,108     (17,932)
    Inventories .......................................      25,499     (32,818)
        Prepaid expenses and other current assets .....      (4,372)     (2,484)
        Other assets ..................................        (160)     (1,849)
        Accounts payable and accrued expenses .........      (9,983)      5,075
           Other liabilities ..........................        (191)       (221)
                                                          ---------    --------
    Net Cash Provided By Operating Activities .........     114,358      39,649

Investing Activities
  Investment in property, plant and equipment, net ....     (79,340)    (57,121)
  Purchase of Dietrich Industries, Inc.,
    net of cash acquired ..............................    (169,391)       --
  Investment in unconsolidated affiliates .............      (8,310)     (1,157)
                                                          ---------    --------
    Net Cash Used By Investing Activities .............    (257,041)    (58,278)

Financing Activities
  Net proceeds from short-term borrowings .............     155,600      38,700
  Proceeds from long-term debt ........................      43,000        --
  Principal payments on long-term debt ................     (18,660)     (1,771)
  Proceeds from issuance of common shares .............       2,275       2,770
   Repurchase of common shares ........................      (4,024)       --
  Dividends paid ......................................     (29,975)    (27,197)
                                                          ---------    --------
    Net Cash Provided By Financing Activities .........     148,216      12,502
                                                          ---------    --------

Increase (decrease) in cash and cash equivalents ......       5,533      (6,127)

Cash and cash equivalents at beginning of period ......       2,003      13,275
                                                          ---------    --------

Cash and cash equivalents at end of period ............   $   7,536    $  7,148
                                                          =========    ========

See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



Note A - Management's Opinion

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of February 29, 1996 and May 31, 1995; the results of operations for the three and nine months ended February 29, 1996 and February 28, 1995; and the cash flows for the nine months then ended.


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


Note C - Earnings Per Share


     Earnings per common share for the three and nine months ended February 29, 1996 and February 28, 1995 are based on the weighted average common shares outstanding during each of the respective periods.

Note D - Results of Operations

     The results of operations for the three and nine months ended February 29, 1996 and February 28 1995 are not necessarily indicative of the results to be expected for the full year.

Note E - Acquisition

     On February 5, 1996, the Company acquired all of the outstanding capital stock of Dietrich Industries, Inc. for approximately $146 million in cash and $23 million in assumed liabilities, net of cash acquired. Dietrich, based in Pittsburgh, Pa., is involved primarily in the manufacture and sale of metal framing products for the commercial and residential construction markets. The acquisition was accounted for using purchase accounting with results for Dietrich included since the purchase date. The purchase price exceeded the fair value of the net assets acquired by approximately $87 million which is being amortized over 40 years.


     The following pro forma data summarizes the results of operations of the Company for the nine months ended February 29, 1996 and February 28, 1995, assuming Dietrich was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Dietrich's accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense:


                                           Nine Months       Nine Months
                                              Ended            Ended
                                         Feb. 29, 1996      Feb. 28, 1995
                                         -------------      -------------

            Net Sales .................... $1,223,481        $1,292,666
                                           ==========        ==========

            Net Earnings .................   $69,753            $86,427
                                           ==========        ==========

            Earnings Per Common Share ....      $.77               $.95
                                                =====              ====


     The pro forma information does not purport to be indicative of the results of operations which would have actually been obtained if the acquisition had occurred on the dates indicated or the results of operations which will be reported in the future.




Note F - Debt

     The funds to purchase Dietrich Industries, Inc. and to refinance $31 million of Dietrich debt, were obtained through a $180 million acquisition bridge loan credit facility with several banks. The facility expires on October 28, 1996. The Company intends to refinance the facility with permanent long-term financing before the expiration date. The interest rate is variable based on LIBOR plus a fixed percentage and was 5.7% at February 29, 1996. Also during the quarter, the commitment for the $150,000,000 revolving credit agreement was extended one year to April 2001.

                         WORTHINGTON INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS


      For the three months ended February 29, 1996, net sales of $360.2 million were 3% lower and net earnings of $20.9 million and earnings per share of $.23 were down 27% and 28%, respectively, from last year's third quarter.


      For the first nine months of fiscal 1996, net sales were $1.041 billion, 4% below those of the same period last year. Net earnings of $68.6 million and earnings per share of $.76 were off 17% and 16%, respectively.


      On February 5, 1996, the Company acquired all of the outstanding capital stock of Dietrich Industries, Inc. for approximately $146 million in cash and $23 million in assumed liabilities, net of cash acquired. Dietrich, based in Pittsburgh, Pa., is involved primarily in the manufacture and sale of metal framing products for the commercial and residential construction markets.


      Demand in most of the Company's markets remained behind last year. Results for the quarter continue to reflect lower volume and prices from last year's periods. The record results for the third quarter and first nine months of fiscal 1995 in all business segments had been driven by both volume and selling price increases.


      Gross margin was down 10% for both the quarter and the nine months. This was greater than the sales shortfall, primarily due to a softer selling price environment, the working down of more expensive inventory and product mix changes. Last year's gross margin increase outpaced the growth in sales due to higher operating efficiencies and selling price increases. Gross margin as a percentage of sales for the quarter was 15.1% compared to 16.3% last year and for the nine months 14.8% compared to 15.8%.


      Selling, general and administrative expense increased 4% for the quarter and 3% for the nine months due to the inclusion of expenses for new operations and for Dietrich, offset by lower profit-sharing. The increase in this expense last year was driven mostly by higher profit sharing. As a percent of sales, this expense for the quarter was 6.6% compared to 6.2% last year and for the nine months was 6.3% compared to 5.8%. Operating income was 19% lower for the quarter and 17% lower for the nine months. As a percentage of sales, operating income decreased to 8.4% from 10.1% for the quarter and to 8.6% from 9.9% for the nine months.

      Interest expense in 1996 increased 32% for the three months and 8% for the nine months. The average interest rate rose to 6.3% from 5.9%. Average debt outstanding increased to support capital expenditures and to fund the purchase of Dietrich Industries. Interest of $1,420,000 was capitalized for the nine months ended February 29, 1996.


      Equity in net income of unconsolidated affiliates was down 53% for the quarter and 13% year-to-date, primarily due to lower equity from Rouge Steel resulting from slow industry demand and selling price pressure. Equity in net income from affiliates excluding Rouge increased over the prior year. Equity in net income from Worthington Armstrong Venture was up significantly on increased volume in both the U.S. and Europe. This venture's French facility is expanding to meet demand and the new Las Vegas plant is in operation. The Acerex joint venture in Mexico started production in October and is shipping within Mexico and into the southwest U.S.


      Income taxes decreased in line with pre-tax earnings for both the three and nine month periods as the effective tax rate for both years was 37.5%.


      The processed steel products segment saw decreases in sales and earnings for the third quarter and the first nine months. Steel processing shipments continue below those of last year mainly due to lower automotive demand. Operating margins also remain lower due to the reduced volume and lower selling prices. Last year's results included volume and selling price increases. Dietrich's operations, which were included from the date of acquisition only, faced selling price and material cost pressures, and suffered from the slow commercial construction season. Pressure cylinders' sales and earnings were down for both periods as increased demand for heating tanks did not fully offset lower shipments of refrigerant cylinders. A shift in product mix also affected margins. Pressure cylinders had realized growth in most product lines in the prior year.


      Sales for the custom products segment were up for both the third quarter and nine months. Earnings for the quarter were higher, but remained lower for the nine months. The plastics operation increased sales and earnings for both periods as it continued to perform well, despite overall lower industry automotive demand, due to new automotive and appliance contracts. Last year's periods were supported by high automotive demand and operating efficiencies. Volume from new jobs increased sales for precision metals above last year for both periods, but profits were lower due to inefficiencies caused by startups and specification changes on certain parts.


      The cast products segment had lower sales and earnings for the quarter and nine months as railcar demand was down from earlier quarters. Last year's results benefited from very strong railcar demand and high production levels.

LIQUIDITY AND CAPITAL RESOURCES


      At February 29, 1996, the Company's current ratio was 1.3:1, down from 2.5:1 at May 31, 1995, as $180 million of short-term bridge loan financing was used to purchase Dietrich. This debt, which matures October 28, 1996, is expected to be refinanced long-term before the expiration date. Long-term debt increased to 9.8% (26% including the bridge loan) from 7.4% of total capital (defined as long-term debt, deferred taxes and shareholders' equity). Working capital was $113.3 million ($293.3 million without the bridge loan), 18% of the Company's total net worth(47% without the bridge loan), compared to 46% at May 31, 1995.


      During the nine months ended February 29, 1996, the Company's cash position increased by $5.5 million. Cash provided by operating activities was $114.4 million, aided by a $25.5 million decrease in inventories and a $21.1 million decrease in accounts receivable, which occurred in part because of lower raw material costs and lower sales volume and prices. Days sales in accounts receivable was down 1 day from fiscal year-end and days of inventory was down 10 days. Capital expenditures and investments in affiliates totaled $87.7 million and dividends paid were $30 million. The funds to purchase Dietrich for a net cash price of $169 million were obtained through the $180 million acquisition bridge loan credit facility. The Company intends to refinance this facility before the expiration date into long-term permanent financing.

The Company expects to continue to generate cash from operations to significantly fund capital expenditures and dividends; however, borrowings may be needed to partially support these expenditures. The Company has a $150 million committed, revolving credit agreement, of which $85 million was unused at February 29, 1996.

PART II.   OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.


      A.    Exhibits - Exhibit 27 Financial Data Schedule

      B.    Reports on Form 8-K.

     A Current Report on Form 8-K dated February 5, 1996 was filed to report the acquisition of the capital stock of Dietrich Industries, Inc. Financial statements of the business acquired and pro forma financial information of the Registrant will be filed by amendment to that report.




                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.



Date: April 12, 1996                By: /s/Donald G. Barger, Jr.
                                        ______________________________________
                                        Donald G. Barger, Jr.
                                        Vice President-Chief Financial Officer

                                    By: /s/Michael R. Sayre
                                        ______________________________________
                                        Michael R. Sayre
                                        Controller