Form 10-K
period 1996-05-31
WORTHINGTON INDUSTRIES INC
filed 1996-08-29
CIK 108516

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - K
                                       -
             /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended May 31,1996                 Commission File No. 0-4016

                         WORTHINGTON INDUSTRIES, INC.
                         ----------------------------
            (Exact name of Registrant as specified in its Charter)

                DELAWARE                                  31-1189815
       ------------------------                ---------------------------------
       (State of Incorporation)                (IRS Employer Identification No.)

                 1205 Dearborn Drive, Columbus, Ohio       43085
              ----------------------------------------   ----------
              (Address of principal executive offices)   (Zip Code)

                                (614) 438-3210
                          --------------------------
             (Registrant's telephone number, including area code)

       Securities Registered Pursuant To Section 12(b) of the Act: None

          Securities Registered Pursuant To Section 12(g) of the Act:

                             Title of each class:
                             ---------------------
 Common Stock, $.01 par value (90,826,161 shares outstanding at August 8, 1996)

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 8, 1996 was $1,398,150,000 (computed by reference to the closing price for such shares on such date).

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1996 are incorporated by reference into Part I and Part II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on September 19, 1996 are incorporated by reference into Part III.

                                    PART I


Item 1.  -  Business.


     Worthington Industries, Inc. was initially incorporated in Ohio in 1955. It reincorporated in Delaware in 1986 through a statutory merger. Worthington Industries, Inc. and its subsidiaries are herein referred to as the "Company." The Company's operations are grouped into three segments: processed steel products, custom products and cast products. The Company's sales for its fiscal year ended May 31, 1996 were $1.48 billion.


     The Company, through its subsidiaries, is the largest independent flat rolled steel processor in the United States. The Company's steel processing operations do not make steel, but rather, they purchase it from steel producers and then process it to exact specifications for over 1,700 industrial customers primarily in the automotive, automotive supply, appliance, electrical, communication, construction, office furniture, office equipment, agricultural, machinery and leisure time industries. The Company believes it offers the widest array of steel processing services in the industry, which include slitting, roller leveling, cold reduction, edge rolling, blanking, coating, annealing, pickling and other services. The Company currently operates ten steel processing facilities (with its eleventh near completion) and is a partner in three steel processing joint ventures, most of which are located in the largest steel consuming region of the United States.


     For the year ended May 31, 1996, net sales of the Company's processed steel products segment were approximately $1 billion, representing approximately 68.5% of the Company's total fiscal year 1996 sales. In addition to steel processing, this segment also includes the Company's pressure cylinder business which management believes to be the largest producer of portable low pressure L.P. gas cylinders and refrigerant gas cylinders in North America.


     In February 1996, the Company acquired Dietrich Industries, Inc. ("Dietrich"), the nation's largest producer and supplier of metal framing products for the commercial and residential construction markets. Dietrich is a large user of galvanized steel and services a product market not previously supplied by the Company. Dietrich has been included in the processed steel products segment since its acquisition.


     The Company's other operations comprise the custom products and cast product segments. Custom products includes Worthington Custom Plastics, Inc., one of the ten largest plastic injection molding companies in the United States, which sells primarily to the automotive, lawn and garden and appliance industries, and Worthington Precision Metals, Inc., which supplies components primarily for automotive transmission, power steering and brake applications. The Company's cast products business consists primarily of Buckeye Steel Castings Company, one of the two largest suppliers of large railcar castings in the United States and the leading North American designer and producer of undercarriages for mass transit cars.

     For information regarding the net sales and revenues, earnings from continuing operations before income taxes, and identifiable assets attributable to each segment for each of the last three fiscal years, reference is made to such information appearing on page 24 of the Company's annual report to shareholders for the year ended May 31, 1996 which information is incorporated herein by reference.


     See Note J of the Notes to the Company's Consolidated Financial Statements, which are included in Item 8 hereof, for information concerning the Company's investments in unconsolidated affiliates.


     The Company has taken steps relative to its investment in Rouge Steel Company which will result in the Company accounting for this investment on the cost method rather than the equity method effective for its 1997 fiscal year. Rouge contributed $21.7 million, $32.1 million, and $19.4 million to the Company's pre-tax earnings during fiscal 1996, 1995 and 1994, respectively.


Processed Steel Products.


     The Company's processed steel products segment includes its steel processing businesses, its pressure cylinder business and commencing with its acquisition in February 1996, the Dietrich metal framing business. For the fiscal year ended May 31, 1996, sales of the processed steel products segment were $1.013 billion, approximately 68.5% of the Company's total sales.


     The Company's steel processing operations are conducted through its Worthington Steel Company subsidiaries ("Worthington Steel"). Worthington Steel occupies a niche in the steel industry by focusing on more specialized products requiring more exact specifications, which typically cannot be supplied as efficiently by steel mills, metal service centers or steel end users. Worthington Steel is the largest independent flat rolled steel processor in the United States and operates ten processing facilities, with a concentration in the Michigan, Ohio and Indiana market, the largest flat rolled steel consuming market in the United States. The Company's eleventh steel processing facility, located in Delta, Ohio, is scheduled for start-up late in calendar 1996.


     Worthington Steel buys coils of wide, open tolerance steel from major integrated steel mills and mini-mills and processes it to the precise type, thickness, length, width, shape, temper and surface quality specified by more than 1,700 industrial customers, principally in the automotive, automotive supply, appliance, electrical, communications, construction, office furniture, office equipment, agricultural, machinery and leisure time industries. The

Company purchases and supplies steel based on the specific orders of customers and does not typically process steel for inventory. Worthington Steel's computer-aided processing capabilities include among others: pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot rolled steel; slitting, which cuts steel to specific widths; roller leveling, a method of applying pressure to achieve precise flatness tolerances for steel which is cut into exact lengths; cold reduction, which achieves close tolerances of thickness and temper by rolling; edge rolling, which conditions the edges of the steel by imparting round, smooth or knurled edges; blanking, through which steel is cut into specific shapes; coating, a means of producing painted, galvanized or nickel plated steel; and annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel.


     Worthington Steel also "toll processes" steel for the steel mills and large end users. Toll processing is similar to Worthington's normal steel processing, except the mill or end user retains the title to the steel and has the responsibility for selling the product. Toll processing enables the Company to participate in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills, rather than by intermediate steel processors.


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


     On February 5, 1996, the Company acquired Dietrich, the largest supplier of metal framing products for the commercial and residential construction markets in the United States. The Company believes that Dietrich is the only national supplier of metal framing products and supplies approximately 35% of the metal framing products sold in the United States. Dietrich is a large user of galvanized steel and services a product market not previously supplied by the Company. Dietrich operates nineteen facilities in eleven states.


     The Company believes Dietrich to be the largest and only national supplier of metal framing products in the United States. It has five large regional competitors and numerous small, more localized competitors.


     The Company's processed steel products segment also includes Worthington Cylinder Corporation ("Worthington Cylinders"), the nation's largest producer of portable low pressure L.P. gas and refrigerant cylinders. Worthington Cylinders' primary products are steel cylinders with refrigerant gas capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with L.P. gas capacities of 4-1/4 to 420 lbs. These cylinders are designed and produced in accordance with safety requirements prescribed by the U.S. Department of Transportation which specify materials, design limitations, and marking, inspection and testing procedures. The cylinders are produced by precision stamping, deep drawing and welding of component parts to customer specifications. They are then tested, painted and packaged as required.


     The Company's refrigerant cylinders are used primarily by major refrigerant gas producers to contain refrigerant gases for use in charging residential, commercial, automotive and other air conditioning and refrigeration systems. Reusable steel and aluminum L.P. gas cylinders are sold to manufacturers of barbecue grills, propane and gas grill distributors, mass merchandisers, and manufacturers and users of material handling, heating, cooking and camping equipment. The Company manufactures other low pressure cylinder products, including recapture and recycling tanks for refrigerant gases, helium tanks, and cylinders to hold other gases. The Company also produces high pressure acetylene, industrial, medical, halon and electronic gas cylinders. While a large percentage of sales are made to major accounts, Worthington Cylinders has over 2,000 customers. It operates seven manufacturing facilities located in Ohio, Oklahoma, Georgia, Alabama and Ontario.


     The Company has two principal competitors in its major low pressure cylinder markets, of which management believes the Company has the largest share. The Company also has two principal competitors in its high pressure cylinder markets, both of which have a larger share than the Company. However, the Company otherwise has no reliable information with respect to the size of any of its various product markets or its relative position therein.


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


     The Company purchases steel in large quantities, at regular intervals from major primary producers for its steel processing, metal framing and pressure cylinder operations. During the fiscal year ended May 31, 1996 the Company's major suppliers were Rouge Steel Company (in which the Company holds a minority equity position), AK Steel Corporation, Bethlehem Steel Corporation, LTV Steel Corporation, USX Corporation, WCI Steel, Inc., Weirton Steel Corporation and Wheeling-Pittsburgh Steel Corporation. During the fiscal year ended May 31, 1996, the Company's major suppliers of aluminum for pressure cylinders were Alumax Aluminum Sales Corporation, Aluminum
Corporation of America, Cressona Aluminum Company, Johnson Metals, and Specialty Blanks Incorporated. Management believes that its supplier relationships are good.

Custom Products.


     The Company's custom products segment includes its custom plastics business and its precision metal business. Sales by the custom products segment totaled $321 million for the year ended May 31, 1996, representing approximately 21.7% of the Company's net sales. The Company's custom plastics business represents the major portion of these sales.


     The Company's custom plastics business is conducted through Worthington Custom Plastics, Inc., one of the ten largest producers of injection molded plastic products in the United States. Historically, sales to the automotive market have dominated the customs plastic business, although in recent years the Company has increased sales to manufacturers of appliances, lawn and garden equipment, audio equipment, recreational products, and other items. The Company believes it is now one of the two largest suppliers of injection molded plastic parts for non-automotive uses. Principal custom products are a variety of custom made injection molded plastic components (both functional and decorative) which, depending on the customers' needs, can also be painted, assembled, silk screened, vacuum metalized, hot stamped, roll foiled, vinyl wrapped, foamed in-place and/or appliqued by the Company. Worthington Custom Plastics operates five plants located in Ohio, Kentucky and South Carolina.


     The Company's precision metals business is conducted through Worthington Precision Metals, Inc. which supplies metal components requiring extremely precise tolerances for use primarily in the automotive industry for transmission, power steering and brake applications. This business operates two facilities located in Ohio and Tennessee.


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


Cast Products.


     The Company's cast products segment consists primarily of Buckeye Steel Castings Company ("Buckeye Steel") which operates the largest single site steel foundry in the United States. Buckeye Steel manufactures a diverse line of cast steel products ranging in size from 100 lbs. to 30 tons. These products are offered to the railroad, mass transit, construction and off highway equipment markets. The Company believes Buckeye Steel is one of the two largest suppliers of large railcar castings in the United States and is the leading North American designer and producer of undercarriages for mass transit cars. The cast products segment had sales of $144 million for the year ended May 31, 1996, representing approximately 9.7% of total Company sales.


     In general, there are a number of companies involved in the sale of steel castings; however, there are three major competitors in the sale of certain railcar castings. The Company's cast products are generally sold under trademark which is a stylized "Circle B", and the Company utilizes various other owned and licensed trademarks and patents in connection with its cast products.


     Scrap steel, the major raw material required by the cast products segment, is purchased from several sources. Supplies of scrap steel have been adequate, although pricing in the market tends to be volatile. Other raw materials used by this segment are obtained from a number of major suppliers.


Joint Ventures


     The Company is a partner in five unconsolidated joint ventures.


     * Worthington/Armstrong Venture ("WAVE"), a 50% owned joint venture with Armstrong World Industries, is one of the three leading United States manufacturers of suspended ceiling systems for concealed and lay-in panel ceilings. WAVE operates facilities in Pennsylvania, Maryland, Nevada and France and expects to expand into China in fiscal year 1997.


     * TWB Company, a 50% owned joint venture Thyssen Stahl of Germany, is located in Monroe, Michigan. It produces laser welded blanks for use in the auto industry for products such as inner door frames.


     * Acerex S.A. de C.V., a 50% owned joint venture with Hylsa S.A. de C.V., is a steel processing company located in Monterrey, Mexico.


     * Worthington Specialty Processing, a 50% owned joint venture with USX Corporation, operates a plant in Jackson, Michigan which primarily toll processes for USX Corporation.


     * London Industries, Inc., a 60% owned London, Ohio joint venture with Sumitomo and Nissen Chemitech of Japan, produces injection molded plastics parts, concentrating on sales to foreign transplant automakers.

     See Note J of the Notes to the Company's Consolidated Financial Statements for additional information on these unconsolidated affiliates of the Company.


Investment In Rouge Steel


     The Company also owns a minority interest (28%) in Rouge Steel Company, an integrated steel mill located in Dearborn, Michigan. This relationship, along with a long term steel supply agreement, have assured the Company a steady supply of high quality steel at competitive prices in all market conditions. Since Worthington acquired its equity position in 1990, Rouge Steel has been the Company's largest steel supplier.


     The Company has taken steps relative to its investment in Rouge Steel Company which will result in the Company accounting for this investment on the cost method rather than the equity method effective for its 1997 fiscal year. Under the equity method, Rouge contributed $21.7 million, $32.1 million, and $19.4 million to the Company's pre-tax earnings during fiscal 1996, 1995 and 1994, respectively.


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


     As a percentage of the Company's consolidated sales and revenues, sales of steel processing services represented 51% for fiscal 1996, 57% for fiscal 1995, and 59% for fiscal 1994; sales of pressure cylinders represented 12% for 1996, 12% for 1995, and 13% for 1994; and sales of custom plastics represented 18% for 1996, 17% in 1995, and 17% in 1994.

     During fiscal year ended May 31, 1996, General Motors Corporation, purchasing through decentralized divisions and subsidiaries in different geographical areas, accounted for approximately 14.2% of the Company's consolidated sales and revenues.


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


Environmental Regulation.


     The Company's manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and to effect cost savings related to environmental compliance. Management does not anticipate that capital expenditures for environmental control facilities required in order to meet environmental requirements will be material when compared with the Company's overall capital expenditures.


Employees.


     The Company employs approximately 10,000 people.


Item 2. - Properties.


     The Company's corporate offices are located in Columbus, Ohio. Its principal properties consist of 46 manufacturing facilities, excluding those of unconsolidated affiliates but including the Delta Ohio steel processing plant currently being completed. These facilities, all of which are well maintained and in good operating condition, contain in excess of 8,000,000 sq. ft. in the aggregate, and are adequate to meet the Company's present needs.


     The locations of these facilities are set forth on page 34 of the Company's annual report to shareholders for the year ended May 31, 1996, which information is incorporated herein by reference.


     See Item 1 under the heading "Joint Ventures" for the location of the Company's unconsolidated affiliates.

Item 3. - Legal Proceedings.


     The Company's subsidiary, Buckeye Steel Castings Company, has agreed to settle certain allegations made by Ohio EPA relating to air pollution matters at its foundry in Columbus, Ohio. The primary allegations concern (a) alleged omissions of fugitive dust from the facility, mainly related to malfunctions of its dust collection systems (i.e. baghouses) in 1989; (b) alleged failures to obtain permits in a timely manner, primarily related to periods prior to 1990; and (c) alleged failures in prior years to use reasonably available control measures to collect dust inside its facility. Although the Company disputes the alleged violations, it has elected to settle the matter and avoid costly litigation.


     Under the terms of the settlement, the Company has agreed to (i) pay a cash settlement of $275,000; (b) make a contribution to the Ohio Department of Natural Resources of $65,000; and (c) undertake credit projects primarily related to the replacement and upgrading of an old dust collection system, which credit projects will involve capital expenditures aggregating approximately $1 million over the Company's next two fiscal years.


Item 4. - Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant.


     The following table lists the names, positions held, and ages of all the executive officers of the Company:

                                                                 Present
                                                                 Office
Name                   Age    Positions with the Company        Held Since
- --------------------------------------------------------------------------------

John H. McConnell      73     Chairman of the Board
                              and Director                             1955

John P. McConnell      42     Vice Chairman, Chief Executive
                              Officer and Director                     1993

Donald G. Barger, Jr.  53     Vice President-Finance and
                              Chief Financial Officer                  1993

Robert J. Borel        53     Vice President-Engineering               1985

William S. Dietrich    58     President of Dietrich Industries
                              Inc., a subsidiary of the Company
                              and Director                             1996

Edward A. Ferkany      59     Vice President-Processed Steel           1985

Thomas L. Hockman      52     Vice President-Personnel                 1993

Robert J. Klein        59     Executive Vice President-Marketing
                              and Planning and Director                1985

Pete A. Klisares       60     Executive Vice President
                              and Director                             1993

Donal H. Malenick      57     President, Chief Operating
                              Officer and Director                     1976

Charles D. Minor       69     Secretary and Director                   1955


     The principal employment of Donal H. Malenick, Robert J. Klein, Robert J. Borel and Edward A. Ferkany for more than the last five years has been in their present capacity with the Company. William S. Dietrich has been President of Dietrich Industries for more than the last five years.


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

                                    PART II


Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters.

     The information called for by this Item 5 is incorporated by reference herein from the information set forth on pages 32 and 33 of the Company's annual report to shareholders for the year ended May 31, 1996.

Item 6. - Selected Financial Data.


     The information called for by this Item 6 is incorporated by reference herein from the information presented for each of the Company's five most recent fiscal years under "Eleven Year Selected Financial Data" set forth on pages 30 and 31 of the Company's annual report to shareholders for the year ended May 31, 1996.


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The information called for by this Item 7 is incorporated by reference herein from "Management's Discussion and Analysis" set forth on pages 18, 19 and 20 of the Company's annual report to shareholders for the year ended May 31, 1996.


Item 8. - Financial Statements and Supplementary Data.


     The following consolidated financial statements of Worthington Industries, Inc. and Subsidiaries and Report of Independent Auditors, included in the Company's annual report to shareholders for the year ended May 31, 1996, on pages 20 through 29 thereof are incorporated herein by reference.


               Consolidated Balance Sheets--May 31, 1996 and 1995


               Consolidated Statements of Earnings--Years ended May 31, 1996, 1995 and 1994


               Consolidated Statements of Shareholders' Equity--Years ended May 31, 1996, 1995 and 1994


               Consolidated Statements of Cash Flows--Years ended May 31, 1996, 1995 and 1994


               Notes to Consolidated Financial Statements


               Report of Independent Auditors

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     Not applicable.

                                   PART III

Item 10. - Directors and Executive Officers of the Registrant.


     In accordance with General Instruction G(3), the information required by this Item 10 is incorporated by reference herein from the material under the heading "Election of Directors" contained on pages 2 through 6 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 19, 1996. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under an appropriate caption. Disclosure required under Item 405 of Regulation S-K is included on page 6 of the proxy statement.


Item 11. - Executive Compensation.


     In accordance with General Instruction G(3), the information required by this Item 11 is incorporated by reference herein from the information contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 19, 1996 under the heading "Election of Directors - Compensation of Directors" on page 5 and under the heading "Executive Compensation" "Summary of Cash and Certain Other Compensation" on pages 7 and 8, "Option Grants" on page 8, and "Option Exercises and Holdings" on page 8.


Item 12. - Security Ownership of Certain Beneficial Owners and Management.


     In accordance with General Instruction G(3), the information required by this Item 12 is incorporated by reference herein from the material under the headings "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" contained on page 2 and "Election of Directors" contained on pages 2 through 6 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 19, 1996.


Item 13. - Certain Relationships and Related Transactions.


     In accordance with General Instruction G(3), the information required by this Item 13 is incorporated by reference herein from the material under the heading "Election of Directors" contained on pages 2 through 5 of the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of shareholders to be held on September 19, 1996.

                                    PART IV


Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)(1) and (2)      The  response to this portion of Item 14 is submitted as a separate  section of this  report--See  List of  Financial
                    Statements and Financial Statement Schedules on page F-1 of this report.




   (3) Listing of Exhibits--See Index to Exhibits beginning on page E-1 of this report. The index to exhibits specifically identifies each management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.




(b) A Form 8-K(A) dated April 19, 1996 was filed as Amendment No. 1 to Registrant's Current Report on Form 8-K dated February 5, 1996 to amend
     Item 7 and includes the following financial statements and information:


     Financial Statements--Dietrich Industries, Inc. and Subsidiaries.
          Independent Auditors' Report
          Consolidated Balance Sheet as of December 31, 1995
          Consolidated Statement of Income and Retained Earnings -
             Year Ended December 31, 1995
          Consolidated Statement of Cash Flows - Year Ended December 31, 1995 Notes to Consolidated Financial Statements


     Unaudited Pro Form Financial Information--Worthington Industries, Inc.
          Pro Forma Condensed Consolidated Statement of Earnings - Year Ended May 31, 1995
          Pro Forma Condensed Consolidated Statement of Earnings - Nine months ended February 29, 1996
          Notes to Pro Forma Condensed Consolidated Financial Statements


(c)  Exhibits filed with this report are attached hereto.


(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report--See List of Financial Statements and Financial Statement Schedules on Page F-1.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  WORTHINGTON INDUSTRIES, INC.


Date:  August 29, 1996                   By:  /s/Donal H. Malenick
                                              ____________________________
                                              Donal H. Malenick, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    SIGNATURE                  DATE                TITLE
   -----------                ------              -------


          *                      *         Director, Chairman of the Board
John H. McConnell

          *                      *         Director, Vice Chairman,
John P. McConnell                          Chief Executive Officer

/s/Donal H. Malenick          8/29/96      Director, President,
Donal H. Malenick                          Chief Operating Officer

          *                      *         Director, Executive Vice
Pete A. Klisares                           President

          *                      *         Vice President-Finance,
Donald G. Barger, Jr.                      Chief Financial Officer

          *                      *         Director, Secretary
Charles D. Minor

          *                      *         Director
William S. Dietrich

          *                      *         Director
Charles R. Carson

          *                      *         Director
John E. Fisher

          *                      *         Director
John F. Havens

          *                      *         Director
Katherine S. LeVeque

          *                      *         Director
Robert B. McCurry

          *                      *         Director
Gerald B. Mitchell

          *                      *         Director
James Petropoulos




*By:  /s/Donal H. Malenick               Date: 8/29/96
      __________________________
      Donal H. Malenick
      Attorney-In-Fact

                           ANNUAL REPORT ON FORM 10K
                    ITEM 14 (a) (1) AND (2) AND ITEM 14 (d)
                 WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Worthington Industries, Inc., and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended May 31, 1996, are incorporated by reference in
Item 8:


Consolidated Balance Sheets -- May 31, 1996 and 1995

Consolidated Statements of Earnings -- Years ended May 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity -- Years ended May 31, 1996, 1995 and 1994

Consolidated  Statements  of Cash Flows -- Years ended May 31, 1996,  1995 and
1994

Notes to Consolidated Financial Statements

The following consolidated financial statement schedules of Worthington Industries, Inc. and Subsidiaries are included in Item 14 (d):


Schedule II - Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, therefore have been omitted.


               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------------------------------------------
      COL. A                           COL.B                 COL.C                   COL.D              COL.E
- --------------------------------------------------------------------------------------------------------------------
                                                           Additions
- --------------------------------------------------------------------------------------------------------------------
                                     Balance at   (1)Charged to   (2) Charged      Deductions -     Balance at End
    DESCRIPTION                     Beginning of     Cost and      to Other        Describe         of Period
                                      Period         Expenses      Accounts -
                                                                   Describe
- --------------------------------------------------------------------------------------------------------------------
Year Ended May 31, 1996:
  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                      $2,397,000      $355,199     $750,000 (A)      $724,199(B)       $2,778,000
                                     =============================================================================

Year Ended May 31, 1995:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                      $2,535,000      $881,866            $0       $1,019,866(B)       $2,397,000
                                     =============================================================================

Year Ended May 31, 1994:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                      $2,351,000      $339,172            $0         $155,172(B)       $2,535,000
                                     =============================================================================

Note A -  Amount from Dietrich acquisition.
Note B -  Uncollectible  accounts charged
          to the allowance.

                                     F-2

Exhibit
Number                 Description


3(a)      Certificate of Incorporation  Incorporated herein by reference to
          of Worthington Industries,    Exhibit 3 of the Company's Annual
          Inc.                          Report on Form 10-Q for the Quarter
                                        ended August 31, 1994

3(b)      Bylaws of Worthington         Incorporated herein by reference to
          Industries, Inc.              Exhibit 3(b) of the Company's Annual
                                        Report on Form 10-K for the fiscal
                                        year ended May 31, 1992

4(a)      Form of Indenture dated as    Incorporated herein by reference to
          of ______, 1996 between       Exhibit 4 of the Company's
          the Company and PNC Bank,     Registration Statement on Form S-3
          Ohio, National Association,   filed May 2, 1996 (Registration No.
          as Trustee, relating to up    333-03087)
          to $450,000,000 of debt
          securities

4(b)      Form of 7-1/8% Notes due
          2007

4(c)      Agreement to furnish
          instruments defining rights
          of holders of long-term debt

10(a)     Amended 1980 Stock Option     Incorporated here by reference to
          Plan, as amended*             Annex B to the Prospectus filed as
                                        part of Post-Effective Amendment No.
                                        1 to the Company's Registration
                                        Statement on Form S-8 (Registration
                                        No. 2-80094)

10(b)     1990 Stock Option Plan*       Incorporated herein by reference to
                                        Exhibit 10(d) of the Company's Annual
                                        Report on Form 10-K for the fiscal
                                        year ended May 31, 1991.

10(c)     Executive Deferred            Incorporated herein by reference to
          Compensation Plan*            Exhibit 10(e) of the Company's Annual
                                        Report on Form 10-K for the fiscal
                                        year ended May 31, 1984

10(d)     Deferred Compensation Plan    Incorporated herein by reference to
          for Directors*                Exhibit 10(f) of the Company's Annual
                                        Report on Form 10-K for the fiscal
                                        year ended May 31, 1984

13        Portions of 1996 Annual
          Report to security holders
          incorporated by reference
          into Form 10-K

21        Subsidiaries of the Company

23(b)     Consent of Ernst & Young LLP

24        Powers of Attorney

27        Financial Data Schedule

                                 EXHIBIT 4(b)


                         Form of 7-1/8% Notes due 2007

                                     NOTE


UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR THE INDIVIDUAL DEBT SECURITIES REPRESENTED HEREBY, THIS GLOBAL SECURITY MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY


Unless this certificate is presented by an authorized representative of the Depository Trust Company, a New York corporation ("DTC"), to the Issuer or its agent for registration of transfer, exchange, or payment, and any certificate issued is registered in the name of Cede & Co. or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.


                         WORTHINGTON INDUSTRIES, INC.


                         7-1/8% Note Due May 15, 2006


CUSIP No. 981811AB8                                               $150,000,000
No. ___


     Worthington Industries, Inc., a corporation duly organized and existing under the laws of the State of Delaware (herein called the "Issuer", which term includes any successor Person under the Indenture hereinafter referred
to) as obligor, for value received, hereby promises to pay to CEDE & CO., or registered assigns, the principal sum of ONE HUNDRED FIFTY MILLION and 00/100 DOLLARS on May 15, 2006, and to pay interest thereon from May 24, 1996, or from the most recent interest payment date to which interest has been paid or duly provided for, semi-annually on May 15 and November 15 in each year, commencing November 15, 1996, at the rate of 7-1/8% per annum, until the principal hereof is paid or made available for payment. The Issuer shall also pay interest on overdue principal or installments of interest at such rate. The interest so payable, and punctually paid or duly provided for, on any interest payment date will, as provided in such Indenture, be paid to the Person in whose name this Debt Security is registered at the close of business on the record date for such interest, which shall be May 1 or November 1 (whether or not a business day), as the case may be, next preceding such interest payment date. Any interest on this Debt Security which is payable, but is not punctually paid or duly provided for, on the dates and in the manner provided in the Debt Security and such Indenture shall forthwith cease to be payable to the Registered Holder hereof on the relevant record date, and such Defaulted Interest may be paid by the Issuer to the Person in whose name this Debt Security is registered at the close of business on a special record date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to the Holder hereof not less than 10 days prior to such special record date, or may be paid by the Issuer on this Debt Security in any other lawful manner not inconsistent with the requirements of any securities exchange on which this Debt Security may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.


     As provided in the Indenture and subject to certain limitations therein set forth, payment of interest on this Debt Security shall be made at the corporate trust office of the Trustee, or at the option of the Issuer, by check mailed to the address of the Person entitled hereto as such address shall appear in the Debt Security Register, or, at the option of the Registered Holder by wire transfer to an account designated by the Registered Holder, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts.


     This Debt Security is one of a duly authorized issue of securities of the Issuer (herein called the "Debt Securities"), issued and to be issued in one or more series under an Indenture, dated as of May 15, 1996 (herein called the "Indenture", which term shall have the meaning assigned to it in such instrument), between the Issuer and PNC Bank, Ohio, National Association as
Trustee (herein called the "Trustee", which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitation of rights, duties and immunities thereunder of the Issuer, the Trustee and the Registered Holders of the Debt Securities and of the terms upon which the Debt Securities are, and are to be, authenticated and delivered. This Debt Security is one of the series designated on the face hereof.


     This Debt Security is not subject to redemption and is not callable prior to maturity.


     The Indenture contains provisions for defeasance at any time of the entire indebtedness of this Debt Security or certain restrictive covenants and Events of Default with respect to this Debt Security, in each case upon compliance with certain conditions set forth in the Indenture. Such provisions shall be applicable to this Debt Security.

     If an Event of Default with respect to this Debt Security shall occur and be continuing, the principal of and interest on this Debt Security may be declared due and payable in the manner and with the effect provided in the Indenture.


     The Indenture permits, with certain exceptions as therein provided, without notice to any Holder but with the consent of Holders of not less than a majority in aggregate principal amount of the Outstanding Debt Securities of each series affected by such supplemental Indenture, the Company and the Trustee at any time to enter into an Indenture or supplemental Indenture for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Indenture or of any supplemental Indenture or of modifying in any manner the rights of the Holders of the Debt Securities of such series. The Indenture also permits, with certain exceptions as therein provided, prior to the acceleration of the maturity of the Debt Securities of any series, the Holders of specified percentages in aggregate principal amount of the Debt Securities of that series at the time Outstanding may on behalf of the Holders of all the Debt Securities of that series waive any past Default or Event of Default and its consequences for that series specified in the terms thereof. Any such consent or waiver by the Holder of this Debt Security shall be conclusive and binding upon such Holder and upon all future Holders of this Debt Security and of any Debt Security issued upon the registration of transfer hereof or in lieu hereof, whether or not notation of such consent or waiver is made upon this Debt Security.


     As provided in and subject to the provisions of the Indenture, the Holder of this Debt Security shall not have the right to institute any action or proceeding at law or in equity or in bankruptcy or otherwise, upon or under or with respect to the Indenture, or for the appointment of a receiver or trustee, or for any other remedy thereunder, unless such Holder previously shall have given to the Trustee written notice of an Event of Default with respect to the Debt Securities of this series and of the continuance thereof and unless the Holders of not less than 25% in aggregate principal amount of the Outstanding Debt Securities of this series shall have made written request upon the Trustee to institute such action or proceedings in respect of such Event of Default in its own name as Trustee thereunder and shall have offered to the Trustee such reasonable indemnity, and the Trustee, for 60 days after its receipt of such notice, request and offer of indemnity shall have failed to institute any such action or proceedings and no direction inconsistent with such written request shall have been given to the Trustee by the Holders of a majority in aggregate principal amount of the Debt Securities of this series at the time Outstanding. The foregoing shall not apply to any suit instituted by the Holder of this Debt Security for the enforcement of any payment of principal hereof or interest hereon on or after the respective due dates expressed herein.

     No  reference  herein  to the  Indenture  and no  provision  of this Debt
Security or other Indenture shall alter or impair the obligation of the Issuer, which is absolute and unconditional, to pay the principal of and interest on this Debt Security at the times, place and rate, and in the coin or currency, herein prescribed.


     As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Debt Security is registrable in the Debt Security Register, upon surrender of this Debt Security for registration of transfer at the office or agency of the Issuer in any Place of Payment, duly endorsed or accompanied by a written instrument or instruments of transfer, in form satisfactory to the Issuer, the Trustee and the Registrar duly executed by the Registered Holder or his attorney duly authorized in writing, and thereupon the Issuer shall execute and the Trustee shall authenticate and deliver in the name of the transferee or transferees a new Debt Security or Debt Securities of authorized denominations for a like aggregate principal amount.


     The Debt Securities of this series are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Debt Securities of this series are exchangeable in whole or in part for a like aggregate principal amount of Debt Securities of this series and of like tenor and terms of a different authorized denomination, as requested by the Holder surrendering the same.


     As provided in the Indenture and subject to certain limitations therein set forth, no service charge shall be made for any such registration of transfer of Debt Securities, but the Issuer may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.


     Prior to due presentation for registration of transfer of this Debt Security, the Issuer, the Trustee, any payment agent or any Registrar may deem and treat the Person in whose name this Debt Security is registered as the absolute owner hereof for all purposes, whether or not this Debt Security be overdue, and none of the Issuer, the Trustee, any payment agent or Registrant shall be affected by notice to the contrary.


     All terms used in this Security which are defined in the Indenture shall have the meanings assigned to them in the Indenture.


     Unless the certificate of authentication hereon has been executed by the Trustee referred to herein by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Issuer has caused this instrument to be duly executed under its corporate seal.


Dated:  May 24, 1996
                                                  WORTHINGTON INDUSTRIES, INC.



                                             By: /s/Donald G. Barger, Jr.
                                                 _______________________________
                                                 Donald G. Barger, Jr.,
                                                 Vice President and
                                                 Chief Financial Officer




                                             By: /s/Dale T. Brinkman
                                                 _______________________________
                                                 Dale T. Brinkman,
                                                 Assistant Secretary


                             ____________________


                    TRUSTEE'S CERTIFICATE OF AUTHENTICATION

     This is one of the Debt Securities of the series designated therein referred to in the within-mentioned Indenture.

                                          PNC Bank, Ohio, National Association
                                          As Trustee



                                       By: _____________________________________
                                           Authorized Signature

                                 EXHIBIT 4(c)

 Agreement to furnish instruments defining rights of holders of long-term debt

                                                               August 29, 1996






Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20549

                   Re:  Worthington Industries, Inc. - Form 10-K

Gentlemen:

                   Worthington Industries, Inc., a Delaware corporation, is today executing a Form 10-K, Annual Report.

                   Pursuant to the instructions relating to the Exhibits, Worthington Industries, Inc. hereby agrees to furnish to the Commission, upon request, copies of instruments and agreements defining the rights of holders of its long-term debt and of the long-term debt of its consolidated subsidiaries.

                                                  Very truly yours,

                                                  WORTHINGTON INDUSTRIES, INC.

                                                  /s/Donal H. Malenick
                                                  ____________________________
                                                  Donal H. Malenick
                                                  President

Enclosures

                                  EXHIBIT 13


              PORTIONS OF 1996 ANNUAL REPORT TO SECURITY HOLDERS
                   INCORPORATED BY REFERENCE INTO FORM 10-K



CONSOLIDATED STATEMENTS OF EARNINGS

- -----------------------------------------------------------------------------------------------------------
In thousands, except per share            Year Ended May 31          1996           1995           1994
- -----------------------------------------------------------------------------------------------------------
SALES

Net sales                                                        $ 1,477,838    $ 1,483,569    $ 1,285,134
Cost of goods sold                                                 1,256,574      1,244,633      1,093,350
                                                                 -----------    -----------    -----------
                             Gross Margin                            221,264        238,936        191,784
Selling, general and administrative expense                           95,123         85,102         72,372
                                                                 -----------    -----------    -----------
                             Operating Income                        126,141        153,834        119,412
Other income (expense):
   Miscellaneous income                                                  950            573            389
   Interest expense                                                   (8,350)        (6,036)        (3,017)
   Equity in net income of
      affiliates - Joint Ventures                                      7,333          6,216           (555)
   Equity in net income of
      affiliate - Rouge                                               21,729         32,111         19,406
                                                                 -----------    -----------    -----------
                             Earnings Before Income Taxes            147,803        186,698        135,635
Income taxes                                                          56,461         70,012         50,782
                                                                 -----------    -----------    -----------
EARNINGS
                             Net Earnings                        $    91,342    $   116,686    $    84,853
                                                                 ===========    ===========    ===========
                             Average Common Shares Outstanding        90,812         90,730         90,378

EARNINGS
PER SHARE
                             Earnings Per Share                  $      1.01    $      1.29    $       .94
                                                                 ===========    ===========    ===========


See notes to consolidated financial statements.


                                 Worthington Industries, Inc. and Subsidiaries





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

- --------------------------------------------------------------------------------------------------
Dollars in thousands, except for per share                      1996         1995          1994
- --------------------------------------------------------------------------------------------------
COMMON SHARES

Balance at beginning of year                                  $     908    $     906    $     601

Sale of common shares under stock option plan,
   (116,051 in 1996; 198,144 in 1995; 375,155 in 1994)                1            2            4
Par value of shares issued in connection with share split          --           --            301
Purchase and retirement of common shares,
   (216,500 in 1996; 1,436 in 1994)                                  (1)        --           --
                                                              ---------    ---------    ---------
                             Balance at May 31                $     908    $     908    $     906
                                                              ---------    ---------    ---------
ADDITIONAL
PAID-IN CAPITAL

Balance at beginning of year                                  $ 102,733    $  96,427    $  81,250
Sale of common shares under stock option plan,
   (116,051 in 1996; 198,144 in 1995; 375,155 in 1994)            1,549        2,569        3,875
Sale of shares under dividend reinvestment plan,
   (90,561 in 1996; 81,102 in 1995; 74,101 in 1994)               1,820        1,664        1,471
Par value of shares issued in connection with share split          --           --           (301)
Transactions of unconsolidated affiliate                             10        2,073       10,134
Purchase and retirement of common shares,
   (216,500 in 1996; 1,436 in 1994)                                (243)        --             (2)

                                                              ---------    ---------    ---------
                             Balance at May 31                $ 105,869    $ 102,733    $  96,427
                                                              ---------    ---------    ---------
MINIMUM PENSION
LIABILITY

Balance at beginning of year                                  $    (871)   $  (1,674)   $    (230)
Transactions of unconsolidated affiliate                            682          803       (1,444)
                                                              ---------    ---------    ---------
                             Balance at May 31                $    (189)   $    (871)   $  (1,674)
                                                              ---------    ---------    ---------
TRANSLATION
ADJUSTMENT

Balance at beginning of year                                  $    (146)        --           --
Foreign currency translation adjustment                          (1,102)   $    (146)        --
                                                              ---------    ---------    ---------
                             Balance at May 31                $  (1,248)   $    (146)        --
                                                              ---------    ---------    ---------
RETAINED EARNINGS

Balance at beginning of year                                  $ 487,708    $ 408,234    $ 356,567
Net earnings                                                     91,342      116,686       84,853
Cash dividends declared:
   (per share: $.450 in 1996; $.410 in 1995; $.367 in 1994)     (40,872)     (37,212)     (33,161)
Purchase and retirement of common shares,
   (216,500 in 1996; 1,436 in 1994)                              (3,978)        --            (25)
                                                              ---------    ---------    ---------
                             Balance at May 31                $ 534,200    $ 487,708    $ 408,234
                                                              ---------    ---------    ---------

                                     E-12

See notes to consolidated financial statements.

                                 Worthington Industries, Inc. and Subsidiaries




CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------
Dollars in thousands                           May 31          1996         1995
- -----------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                               $    19,029    $   2,003
  Accounts receivable, less allowances of
     $2,778 and $2,397 at May 31, 1996 and 1995               224,956      216,443
  Inventories
    Raw materials                                             128,884      142,738
    Work in process and finished products                      79,141       58,140
                                                          -----------    ---------
                                                              208,025      200,878
  Prepaid expenses and other current assets                    24,031       32,578
                                                          -----------    ---------
           Total Current Assets                               476,041      451,902

Investment in Unconsolidated Affiliates                       138,212      104,764
Intangible Assets                                              65,256         --
Other Assets                                                   28,280       25,381

Property, Plant and Equipment
  Land                                                         20,658       11,383
  Buildings                                                   154,774      122,073
  Machinery and equipment                                     528,965      427,927
  Construction in progress                                     88,877       27,903
                                                          -----------    ---------
                                                              793,274      589,286
  Less accumulated depreciation                               280,938      254,369
                                                          -----------    ---------
                                                              512,336      334,917
                                                          -----------    ---------
           Total Assets                                   $ 1,220,125    $ 916,964
                                                          ===========    =========


LIABILITIES

Current Liabilities
  Accounts payable                                        $    82,178    $  87,329
  Notes payable                                                  --         38,200
  Accrued compensation, contributions to
    employee benefit plans and related taxes                   33,234       31,741
  Dividends payable                                            10,901        9,992
  Other accrued items                                          17,652        8,597
  Income taxes                                                  5,829        2,709
  Current maturities of long-term debt                          1,475          660
                                                          -----------    ---------
           Total Current Liabilities                          151,269      179,228

Other Liabilities                                              17,912       18,055

Long-Term Debt                                                298,742       53,476

Deferred Income Taxes                                         112,662       75,873

Contingent Liabilities --  Note G



EQUITY

Shareholders' Equity
  Preferred shares, $1.00 par value, authorized--
    1,000,000 shares, issued and outstanding--none               --           --
  Common shares, $.01 par value, authorized --
    150,000,000 shares, issued and outstanding--
    1996 --90,830,440 shares; 1995 --90,840,328 shares            908          908
  Additional paid-in capital                                  105,869      102,733
  Minimum pension liability of unconsolidated affiliate          (189)        (871)
  Foreign currency translation adjustment                      (1,248)        (146)
  Retained earnings                                           534,200      487,708
                                                          -----------    ---------
                                                              639,540      590,332
                                                          -----------    ---------
           Total Liabilities and Shareholders' Equity     $ 1,220,125    $ 916,964
                                                          ===========    =========

- --------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                 Worthington Industries, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS

- -------------------------------------------------------------------------------------------------
In thousands                        Year Ended May 31             1996         1995        1994
- -------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net earnings                                                  $  91,342    $ 116,686    $ 84,853
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
   Depreciation                                                  39,222       34,129      32,385
   Gain on sale of short-term investments                          --           --          (911)
   Provision for deferred income taxes                           10,355       15,541       7,911
   Equity in undistributed net income of
        unconsolidated affiliates                               (25,153)     (37,847)    (19,345)
   Changes in assets and liabilities:
       Accounts receivable                                       13,456      (26,702)    (20,886)
       Inventories                                               35,175      (15,996)    (25,895)
       Prepaid expenses and other current assets                  2,443       (7,418)     (6,460)
       Other assets                                              (1,951)         554      (6,576)
       Accounts payable and accrued expenses                    (25,990)     (11,156)      4,001
       Other liabilities                                           (457)      (1,390)     11,777
                                                              ---------    ---------    --------
           Net Cash Provided By Operating Activities            138,442       66,401      60,854

INVESTING ACTIVITIES


  Investment in property, plant and equipment, net             (108,996)     (61,485)    (46,554)
  Acquisition of Dietrich Industries, net of cash acquired     (169,391)        --          --
  Investments in unconsolidated affiliates                       (8,315)     (10,857)       --
  Other, net                                                       --           --         1,287
                                                              ---------    ---------    --------
           Net Cash Used By Investing Activities               (286,702)     (72,342)    (45,267)



FINANCING ACTIVITIES


  Proceeds from (payments on) short-term borrowings             (38,200)      28,200      10,000
  Proceeds from long-term debt                                  424,774       27,000        --
  Principal payments on long-term debt                         (180,473)     (28,490)     (1,165)
  Proceeds from issuance of common shares                         3,370        4,235       5,350
  Repurchase of common shares                                    (4,222)        --           (27)
  Dividends paid                                                (39,963)     (36,276)    (33,161)
                                                              ---------    ---------    --------
           Net Cash Provided (Used) By Financing Activities     165,286       (5,331)    (19,003)
                                                              ---------    ---------    --------
Increase(decrease) in cash and cash equivalents                  17,026      (11,272)     (3,416)
Cash and cash equivalents at beginning of year                    2,003       13,275      16,691
                                                              ---------    ---------    --------
           Cash and Cash Equivalents at End of Year           $  19,029    $   2,003    $ 13,275
                                                              =========    =========    ========

- --------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                 Worthington Industries, Inc. and Subsidiaries


INDUSTRY SEGMENT DATA

- ------------------------------------------------------------------------------------------------------------------------------------
In thousands                        May 31            1996              1995              1994              1993             1992
- ------------------------------------------------------------------------------------------------------------------------------------

SALES
Net Sales
    Processed steel products                      $ 1,013,099       $ 1,028,326       $   920,199       $   767,682       $ 668,578
    Custom products                                   321,013           302,096           249,459           241,916         217,731
    Cast products                                     143,726           153,147           115,476           103,644          85,037
                                                  -----------       -----------       -----------       -----------       ---------
                                                  $ 1,477,838       $ 1,483,569       $ 1,285,134       $ 1,113,242       $ 971,346
                                                  ===========       ===========       ===========       ===========       =========

EARNINGS

Operating Income
    Processed steel products                      $    93,379       $   112,390       $    98,062       $    79,187       $  70,317
    Custom products                                    18,200            19,754            15,334            20,360          13,948
    Cast products                                      14,562            21,690             6,016             6,544           4,092
                                                  -----------       -----------       -----------       -----------       ---------
                                                      126,141           153,834           119,412           106,091          88,357
    Miscellaneous income                                  950               573               389               598           1,289
    Interest expense                                   (8,350)           (6,036)           (3,017)           (3,421)         (3,986)
    Equity in net income of
        unconsolidated affiliates                      29,062            38,327            18,851             4,587           5,440
                                                  -----------       -----------       -----------       -----------       ---------
                                                  $   147,803       $   186,698       $   135,635       $   107,855       $  91,100
                                                  ===========       ===========       ===========       ===========       =========

ASSETS

Identifiable Assets
    Processed steel products                      $   758,836       $   507,073       $   471,458       $   428,891       $ 410,051
    Custom products                                   178,679           165,619           138,015           117,856         105,483
    Cast products                                      71,225            78,099            75,733            69,843          62,350
    Corporate                                          73,173            61,409            61,406            59,674          41,273
                                                  -----------       -----------       -----------       -----------       ---------
                                                    1,081,913           812,200           746,612           676,264         619,157
    Investment in unconsolidated
        affiliates                                    138,212           104,764            51,961            17,945           8,803
                                                  -----------       -----------       -----------       -----------       ---------

                                                  $ 1,220,125       $   916,964       $   798,573       $   694,209       $ 627,960
                                                  ===========       ===========       ===========       ===========       =========
DEPRECIATION

Depreciation Expense
    Processed steel products                      $    22,054       $    19,041       $    19,075       $    17,745       $  15,927
    Custom products                                    10,330             8,710             7,047             5,598           5,233
    Cast products                                       4,647             4,362             4,095             3,900           3,879
    Corporate                                           2,191             2,016             2,168             1,961           1,848
                                                  -----------       -----------       -----------       -----------       ---------

                                                  $    39,222       $    34,129       $    32,385       $    29,204       $  26,887
                                                  ===========       ===========       ===========       ===========       =========
EXPENDITURES

Capital Expenditures
    Processed steel products                      $    79,551       $    31,869       $    14,693       $     9,876       $  28,081
    Custom products                                    17,423            22,254            19,086            12,640           9,345
    Cast products                                       5,427             4,041             6,787             5,283           1,631
    Corporate                                           6,595             3,321             5,988             1,341           6,063
                                                  -----------       -----------       -----------       -----------       ---------
                                                  $   108,996       $    61,485       $    46,554       $    29,140       $  45,120
                                                  ===========       ===========       ===========       ===========       =========

- --------------------------------------------------------------------------------
( ) Indicates deduction

Corporate expenses are allocated on a consistent basis among industry segments over the five-year period. Earnings are before income taxes and cumulative effect of accounting changes. "Capital expenditures" are net of normal disposals and exclude amounts in connection with acquisitions and divestitures.

See notes to consolidated financial statements.
                                 Worthington Industries, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

NOTE A - Summary of Significant Accounting Policies

     Consolidation: The consolidated financial statements include the accounts of Worthington Industries, Inc. and Subsidiaries (the "Company"). Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. Certain reclassifications were made to prior years' amounts to conform with the 1996 presentation.


     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


     Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for steel processing and the first-in, first-out method for all other businesses.


     Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes.


     Capitalized   Interest:   Interest  is  capitalized  in  connection  with
construction of qualified assets. Under this policy, interest of $2,085,000 was capitalized in 1996 and $529,000 in 1995.


     Post Retirement Benefits Other Than Pensions: The Company adopted Financial Accounting Standards Board (FASB) issued Statement No. 106, "Employer's Accounting for Post Retirement Benefits Other Than Pensions," effective June 1, 1993. The adoption of this Statement did not have a material impact on the Company's operating results or financial position. As permitted by Statement 106, the Company elected not to restate the financial statements of prior years.


     Stock-Based Compensation: During 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," effective June 1, 1996. This Statement sets forth standards for accounting for stock-based compensation or allows companies to continue using Accounting Principles Board Opinion (APB) No. 25 with additional disclosures in the notes to consolidated financial statements. It is the Company's intention to continue using APB No. 25 with additional disclosures in the notes beginning in 1997.


     Statements of Cash Flows: With respect to non-cash activities, the Company recorded its increased equity from the Rouge Steel Company's initial public offering as an increase in investments in unconsolidated affiliates of $3,215,000 in 1995 and $15,451,000 in 1994 and additional paid-in-capital (net of deferred taxes) of $2,073,000 in 1995 and $10,134,000 in 1994.


     Supplemental cash flow information for the years ended May 31, is as follows:

In thousands                              1996            1995            1994
- --------------------------------------------------------------------------------
Interest paid                            $10,936         $ 6,688         $ 2,973
Income taxes paid                        46, 131          60,520          39,957

     Fair  Value  of  Financial   Instruments:   The  following   methods  and
assumptions were used by the Company in estimating the fair value of its financial instruments:


     Cash and cash equivalents, other assets, and long-term debt - The carrying amounts reported in the balance sheets approximate fair value.


     The concentration of credit risks from financial instruments, related to the markets discussed in Business Profile on page 3 is not expected to have a material effect on the Company's consolidated financial position, cash flow or future results of operations.



NOTE B - Shareholders' Equity


     On September 16, 1993, the Company's Board of Directors authorized a three-for-two split of the common shares, with distribution of the additional shares on October 22, 1993, to holders of record on October 1, 1993. Also on September 16, 1993, the shareholders adopted an amendment to the Certificate of Incorporation of the Company to increase the authorized number of common shares from 100,000,000 shares to 150,000,000 shares. References in this annual report to per share amounts and to the number of common shares have been adjusted, where appropriate, to give retroactive effect to the share split.


     The Board of Directors is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation, voting rights and other terms of the preferred shares when issued.



NOTE C - Debt


Debt at May 31, is summarized as follows:

In thousands                                                  1996        1995
- --------------------------------------------------------------------------------
Short-term notes payable to bank - unsecured                    --       $38,200
Industrial development revenue bonds and notes              $ 13,476      14,136
Notes payable to banks - unsecured                              --        13,000
Revolver - unsecured                                          85,000      27,000
Senior notes due 2006 - unsecured                            200,000        --
Other                                                          1,741        --
                                                            --------     -------
                                                             300,217      92,336
Less current maturities                                        1,475      38,860
                                                            --------     -------
                                                            $298,742     $53,476
                                                            ========     =======


     The industrial development revenue bonds and notes (IRBs) represent loans to purchase facilities and equipment costing $24,601,000. The IRBs mature serially through 2011 and may be retired in whole or in part at any time. At May 31, 1996, the IRBs have fixed interest rates: $9,945,000 at 5.9% and the remainder at 8.0%.


     The Company maintains a $150,000,000 revolving credit agreement with five banks, of which $65,000,000 was available on May 31, 1996. The credit agreement is committed through 2001 and has one annual extension option. The rate of interest is determined at the time of borrowing, based upon a choice of options as specified in the agreement, and was 5.6% at May 31, 1996.

     During the year ended May 31, 1996, the Company filed a shelf registration for the issuance of up to $450,000,000 of debt securities and issued $200,000,000 of 7.125% Notes due 2006. The majority of the proceeds were used to repay a bridge loan credit facility that was used to finance the acquisition of Dietrich Industries (see Note K).


     The Company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. At May 31, 1996, agreements were in place that effectively converted $150,000,000 of fixed rate debt to floating. The counterparties to these agreements are major financial institutions.


     Various debt agreements place restrictions on financial conditions and require maintenance of certain ratios. One of these restrictions limits cash dividends and certain other payments to $3,000,000 plus 75% of net earnings, as defined, subsequent to May 31, 1976. Retained earnings of $347,333,000 were unrestricted at May 31, 1996.


     Principal payments on long-term debt, including lease purchase obligations, in the next five fiscal years are as follows: 1997 -- $1,475,000; 1998 -- $5,057,000; 1999 -- $720,000; 2000 -- $660,000; 2001 -- $660,000; and
thereafter -- $291,645,000.


     The Company is guarantor on bank loans for four separate joint ventures. The guarantees totaled $30,700,000 at May 31, 1996, and relate to debt with varying maturities. The Company believes the guarantees will not significantly affect the consolidated financial position or future results of operations.



NOTE D - Income Taxes


Income taxes for the years ended May 31, were as follows:


In thousands                                         1996       1995      1994
- --------------------------------------------------------------------------------
Current:  Federal                                  $ 38,704    $45,559   $36,907
          State and local                             7,403      8,912     5,964
Deferred: Federal                                    10,386     14,382     7,627
          State                                         (32)     1,159       284
                                                   ========    =======   =======
                                                   $ 56,461    $70,012   $50,782
                                                   ========    =======   =======


     Under Statement of Financial Accounting Standards Board Number 109, "Accounting for Income Taxes," the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Deferred   income  taxes   reflect  the  net  tax  effects  of  temporary
differences  between  the  carrying  amounts  of assets  and  liabilities  for financial reporting and the amounts used for income tax purposes. The components of the Company's deferred tax liabilities and assets as of May 31 are as follows:
- --------------------------------------------------------------------------------

In thousands                                             1996        1995
- --------------------------------------------------------------------------------
Deferred tax assets:
            Allowance for doubtful accounts              $1,176     $1,284
            Inventory                                   (5,352)      1,375
            Accrued expenses                              4,317      3,888
            Income taxes                                  2,916      2,460
            Other                                           553        388
                                                            ---        ---
                                                          3,610      9,395

Deferred tax liabilities:
            Property, plant and equipment                73,751     45,426
            Undistributed earnings of unconsolidated
               affiliates                                38,911     30,447
                                                       --------    -------
                                                        112,662     75,873
                                                       --------    -------
Net deferred tax liability                             $109,052    $66,478
                                                       --------    -------


     The reasons for the difference between the effective income tax rate and the statutory federal income tax rate were as follows:

                                        1996          1995         1994
- --------------------------------------------------------------------------------
Federal statutory rate                   35.0%          35.0%         35.0%
State and local income taxes, net
     of federal tax benefit                3.4            3.6           3.0
Other                                     (.2)          (1.1)          (.6)
                                    -----------   ------------   -----------
                                         38.2%          37.5%         37.4%
                                    ===========   ============   ===========


NOTE E - Employee Benefit Plans


     Nonunion employees of the Company participate in a current cash profit sharing plan and a deferred profit sharing plan. Contributions to and costs of these plans are determined as a percentge of the Company's pretax income before profit sharing.


     Certain operations have non-contributory defined benefit pension plans covering a majority of their employees qualified by age and service. Company contributions to these plans comply with ERISA's minimum funding requirements.


     A summary of the components of net periodic pension cost for the defined benefit plans in 1996, 1995 and 1994, and the contributions charged to pension expense for the defined contribution plans follows:


In thousands                                               1996       1995       1994
- -----------------------------------------------------------------------------------------
Defined benefit plans:
       Service cost (benefits earned during the period)   $ 1,171    $ 1,078    $ 1,089
       Interest cost on projected benefit obligation        3,330      3,091      2,875
       Actual return on plan assets                        (9,480)    (3,884)    (1,222)
       Net amortization and deferral                        5,582        283     (2,544)
                                                          -------    -------    -------
       Net pension cost on defined benefit plans              603        568        198
Defined contribution plans                                  4,307      4,985      3,935
                                                          -------    -------    -------
       Total pension expense                              $ 4,910    $ 5,553    $ 4,133
                                                          =======    =======    =======


     Pension expense was calculated assuming a weighted average discount rate and an expected long-term rate of return on plan assets of 8%. Plan assets consist principally of listed equity securities and fixed income instruments. The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheet for defined benefit pension plans at May 31:

                                                                                  Plans Whose
                                                 Plans Whose Assets Exceed   Accumulated Benefits
                                                    Accumulated Benefits        Exceed Assets
In thousands                                         1996        1995          1996       1995
- --------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
             Vested                                $ 37,849    $ 35,546       $ 6,399    $ 6,361
                                                   ========    ========       =======    =======
             Accumulated                           $ 38,200    $ 35,945       $ 6,809    $ 6,590
                                                   ========    ========       =======    =======
Projected benefit obligation                       $ 38,200    $ 35,945       $ 6,809    $ 6,590
Plan assets at fair value                            52,199      43,922         6,020      5,022
                                                   --------    --------       -------    =======
Projected benefit obligation less than
  (in excess of) plan assets                       $ 13,999    $  7,977       $  (789)   $(1,568)
                                                   ========    ========       =======    =======
             Comprised of:
Accrued pension cost                                   --          --         $  (557)   $(1,361)
Prepaid pension cost                               $  3,244    $  2,030           (23)      --
Unrecognized:
       Net gain                                      15,541      10,905           829         60
       Prior service cost                            (6,505)     (6,950)       (1,292)    (1,393)
Unrecorded net asset (obligation) at transition,
       net of amortization                            1,718       1,992           (48)       (45)
Adjustment to recognize minimum liability              --          --             302      1,171
                                                   --------    --------       -------    =======
                                                   $ 13,999    $  7,977    $  (789)   $(1,568)
                                                   ========    ========    =======    =======

NOTE F -- Stock Options


     Under its employee stock option plans, the Company may grant employees incentive stock options to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the Stock Option Committee. Generally, options are exercisable at the rate of 20% a year beginning one year from date of grant and expire ten years thereafter.


     The following table summarizes the option plans:


In thousands,                  Price Range                 Number of Options
except per share                Per Share           1996            1995            1994
- ------------------------------------------------------------------------------------------
Exercised                     $4.68- $19.25           116             198             375
At May 31,
       Granted               $19.25-$21.375           501             882
       Outstanding           $7.11- $21.375         2,174           1,821           1,164
       Exercisable                                    996           1,115             933
       Available for grants                         3,117           3,618           4,500

     The options outstanding at May 31, 1996, were held by 688 persons, had an average exercise price of $15.57 per share and had expiration dates ranging from May 1997 to March 2006.

NOTE G -- Contingent Liabilities


     The Company is a defendant in certain legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not significantly affect the Company's consolidated financial position or future results of operations.


NOTE H - Industry Segment Data


     Industry segment descriptions on page 3, Company locations on page 34, and segment data on page 24 of the annual report are an integral part of these financial statements.


     Sales for processed steel products and custom products include $209,826,000 in 1996, $204,338,000 in 1995 and $161,602,000 in 1994 to a major automobile manufacturer purchasing through decentralized divisions and subsidiaries in different geographical areas.


NOTE I -- Related Party Transactions

     The Company purchases from and sells to affiliated companies, certain raw materials and services at prevailing market prices. Sales for fiscal 1996, 1995 and 1994, totaled $51 million, $61 million and $62 million, respectively. Accounts receivable related to these transactions were $10 million and $12 million at May 31, 1996 and 1995, respectively. Purchases for fiscal 1996, 1995 and 1994, totaled $167 million, $194 million and $168 million, respectively. Accounts payable related to these transactions included $18 million and $27 million at May 31, 1996 and 1995, respectively.

NOTE J - Investment in Unconsolidated Affiliates


     The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Worthington Specialty Processing, partnership (50%), London Industries, Inc. (60%), Worthington Armstrong Venture, partnership (50%), TWB Company, partnership (50%), Acerex, S.A. de C.V. (50%) and Rouge Steel Company (28%).


     The market value of the Company's investment in the class A and class B common stock of Rouge at May 31 1996, ($22.25 per share) was approximately $134 million. At May 31, 1996, the Company's share of the underlying net assets of Rouge exceeded the carrying amount included in investment in unconsolidated affiliates of $101,134,000 by $9,106,000. The excess is being amortized into income by increasing equity in net income of unconsolidated affiliates using the straight-line method over 12 years.


     Financial information for affiliated companies accounted for by the equity method is as follows:


In thousands                              1996            1995           1994
- --------------------------------------------------------------------------------
Current assets                        $  553,023      $  569,447
Noncurrent assets                        287,247         227,315
Current liabilities                      233,441         240,044
Noncurrent liabilities                   176,618         167,915
Minority interests                         6,404          21,404
Net sales                              1,383,343       1,386,824      $1,189,470
Gross margin                             122,500         170,234         106,309
Net income                            $   88,644      $  122,116      $   64,152

     The  Company's  share  of   undistributed   earnings  of   unconsolidated
affiliates included in consolidated retained earnings was $67,935,000 at May 31, 1996.


Note K - Acquisition


     On February 5, 1996, the Company acquired all of the outstanding capital stock of Dietrich Industries, Inc. for approximately $146 million in cash and $23 million in assumed liabilities, net of cash acquired. Dietrich, based in Pittsburgh, Pa., is involved primarily in the manufacture and sale of metal framing products for the commercial and residential construction markets. The acquisition was accounted for using purchase accounting with results for Dietrich included since the purchase date. The purchase price exceeded the fair value of the net assets acquired by approximately $66 million which is being amortized over 40 years.


     The following pro forma data summarizes the results of operations of the Company for the twelve months ended May 31, 1996 and May 31, 1995, assuming Dietrich was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Dietrich's accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense:


In thousands,                                          Twelve Months Ended
except per share (unaudited)                     May 31, 1996      May. 31, 1995
- ---------------------------------               -------------      -------------

Net sales                                         $ 1,660,815         $1,768,931
                                                  ===========         ==========

Net earnings                                      $    92,503         $  120,459
                                                  ===========         ==========

Earnings per common share                         $      1.02         $     1.33
                                                  ===========         ==========


     The pro forma information does not purport to be indicative of the results of operations which would have actually been obtained if the acquisition had occurred on the dates indicated or the results of operations which will be reported in the future.


NOTE L - Quarterly Results of Operations (Unaudited)


     The following is a summary of the unaudited quarterly results of operations for the years ended May 31, 1996 and 1995:


In thousands,                                Three Months Ended
                    ------------------------------------------------------------
except per share                   Aug.          Nov.        Feb.         May
- --------------------------------------------------------------------------------
1996
Net sales                        $325,736     $354,544     $360,224     $437,334
Gross margin                       47,005       53,011       54,289       66,958
Net earnings                       21,508       26,188       20,896       22,750
Earnings per share               $    .24     $    .29     $    .23     $    .25

1995
Net sales                        $346,257     $363,276     $370,117     $403,919
Gross margin                       52,132       58,008       60,392       68,404
Net earnings                       25,448       28,264       28,651       34,323
Earnings per share               $    .28     $    .31     $    .32     $    .38

                             Report of Management


     The  management  of  Worthington   Industries  is  responsible   for  the
preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles appropriate in the circumstances. Management is also responsible for the determination of estimates and judgments used in the financial statements, and the preparation of other financial information included in this annual report to shareholders. The financial statements have been audited by Ernst & Young LLP, independent auditors.


     The management of the Company has established and maintains an accounting system and related internal controls that it believes are sufficient to provide reasonable assurance that assets are safeguarded against unauthorized acquisition, use or disposition, that transactions are executed and recorded in accordance with management's authorization and that the financial records are reliable for preparing financial statements. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of the factors requires estimates and judgments. Management considers the recommendations of the internal auditors and independent certified public accountants concerning the Company's system of internal control and takes appropriate actions which are cost effective in the circumstances.


     The Board of Directors has an Audit Committee of Directors who are not members of management. The Audit Committee meets periodically with the Company's management, internal auditors and independent certified public accountants to review matters relating to financial reporting, auditing and internal control. To ensure auditor independence, both the internal auditors and independent certified public accountants have full and free access to the Audit Committee.



/s/ John H. McConnell
John H. McConnell, Chairman & Founder


/s/ John P. McConnell
John P. McConnell, Vice Chairman & CEO


/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr., Vice President-CFO


/s/ Michael R. Sayre
Michael R. Sayre, Controller

                        REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Worthington Industries, Inc.


     We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worthington Industries, Inc. and Subsidiaries at May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.




                                                          /s/Ernst & Young LLP
                                                         _____________________
                                                             ERNST & YOUNG LLP

Columbus, Ohio
June 14, 1996



SELECTIVE FINANCIAL DATA

- ------------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share         May 31          1996            1995            1994            1993           1992
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RESULTS

Net Sales                                          $ 1,477,838     $ 1,483,569     $ 1,285,134     $ 1,113,242     $ 971,346
Cost of Goods Sold                                   1,256,574       1,244,633       1,093,350         938,342       820,587
                                                   -----------     -----------     -----------     -----------     ---------
Gross Margin                                           221,264         238,936         191,784         174,900       150,759
Selling, General & Administrative Expense               95,123          85,102          72,372          68,809        62,402
                                                   -----------     -----------     -----------     -----------     ---------

Operating Income                                       126,141         153,834         119,412         106,091        88,357
Miscellaneous Income                                       950             573             389             598         1,289
Interest Expense                                        (8,350)         (6,036)         (3,017)         (3,421)       (3,986)
Equity in Net Income of Unconsolidated
   Affiliates - Joint Ventures                           7,333           6,216            (555)          1,816         1,522
Equity in Net Income of Unconsolidated
   Affiliate - Rouge                                    21,729          32,111          19,406           2,771         3,918
                                                   -----------     -----------     -----------     -----------     ---------

Earnings From Continuing Operations Before Taxes
   and Accounting Changes                              147,803         186,698         135,635         107,855        91,100
Income Taxes                                            56,461          70,012          50,782          39,907        33,069
                                                   -----------     -----------     -----------     -----------     ---------

Earnings From Continuing Operations  Before
   Accounting Changes                                   91,342         116,686          84,853          67,948        58,031
  Per Share                                               1.01            1.29            0.94            0.76          0.65
Depreciation                                            39,222          34,129          32,385          29,204        26,887
Cash Provided By Operating Activities                  138,442          66,401          60,854          65,924        72,905
Cash Dividends Declared                                 40,872          37,212          33,161          29,329        27,127
  Per Share                                             0.4501          0.4101          0.3669          0.3270        0.3048
Capital Expenditures                               $   108,996     $    61,485     $    46,554     $    29,140     $  45,120
Average Shares Outstanding                              90,812          90,730          90,378          89,699        88,990
                                                   -----------     -----------     -----------     -----------     ---------

============================================================================================================================


FINANCIAL POSITION

Current Assets                                     $   476,041     $   451,902     $   413,116     $   363,513     $ 311,247
Current Liabilities                                    151,269         179,228         161,866         139,791       121,008
                                                   -----------     -----------     -----------     -----------     ---------

Working Capital                                        324,772         272,674         251,250         223,722       190,239
Net Fixed Assets                                       512,336         334,917         307,561         293,392       293,456
Total Assets                                         1,220,125         916,964         798,573         694,209       627,960
Long-Term Debt                                         298,742          53,476          54,136          55,626        57,345
Shareholders' Equity                                   639,540         590,332         503,893         438,188       392,295
  Per Share                                               7.04            6.50            5.56            4.86          4.39
Total Capital                                      $   938,282     $   643,808     $   558,029     $   493,814     $ 449,640
Shares Outstanding                                      90,830          90,840          90,561          90,113        89,308

==============================================================================================================================

PERFORMANCE COMPARISON

Profitability (After Taxes)
Return on Net Sales                                        6.2%            7.9%            6.6%            6.1%          6.0%
Return on Average Total Assets                             8.5%           13.6%           11.4%           10.3%          9.7%
Return on Average Total Capital                           11.5%           19.4%           16.1%           14.4%         13.4%
Return on Average Shareholders' Equity                    14.9%           21.3%           18.0%           16.4%         15.4%
Financial Condition
Current Ratio                                              3.2  X          2.5  X          2.6  X          2.6  X        2.6  X
Long-Term Debt/Total Capital                                32%              8%             10%             11%           13%
Asset Use
Inventory Turnover                                         6.5  X          6.0  X          6.4  X          6.4  X        6.1  X
Accounts Receivable/Days Sales                              43              46              43              45            47
Growth
Net Sales                                                -0.4%            15.4%           15.4%           14.6%         11.5%
Earnings From Continuing Operations
    Before Accounting Changes                           -21.7%            37.5%           24.9%           17.1%         21.4%
Earnings Per Share From Continuing Operations
    Before Accounting Changes                           -21.7%            37.2%           23.7%           16.9%         20.4%
Cash Dividends Declared Per Share                          9.7%           11.8%           12.2%            7.3%         12.6%


================================================================================

SHAREHOLDER INFORMATION


- ------------------------------------------------------------------------------------------------------
        Quarterly Volume, Price and Dividend Information                             NASDAQ
                                                                                     Prices
                                                                           -------------------------
Fiscal 1995              Shares         Average Daily  Price Earnings                                         Cash
Quarter Ended            Traded            Volume        Ratio Range           Low            High          Dividends
- --------------------------- --------------------- ------------------------ -------------------------     --------------
August 31               9,542,161          146,802          19-24          $   17.50       $   22.00       $    0.100
November 30            15,776,732          250,424          19-23          $   19.25       $   23.50       $    0.100
February 28            12,795,463          209,762          17-20          $   18.75       $   21.75       $    0.100
May 31                 14,825,214          231,643          15-19          $   18.13       $   22.38       $    0.110



- ------------------------------------------------------------------------------------------------------
        Quarterly Volume, Price and Dividend Information                             NASDAQ
                                                                                     Prices
                                                                           -------------------------
Fiscal 1996              Shares         Average Daily  Price Earnings                                         Cash
Quarter Ended            Traded            Volume        Ratio Range           Low            High          Dividends
- --------------------------- --------------------- ------------------------ -------------------------     --------------
August 31              17,608,160          270,895          15-18          $   19.13       $   23.25       $    0.110
November 30            25,205,177          400,082          13-16          $   16.63       $   20.25       $    0.110
February 29            18,062,061          291,324          15-18          $   18.50       $   22.13       $    0.110
May 31                 14,697,302          229,645          17-20          $   19.50       $   22.50       $    0.120



At May 31, 1996 (10,563 Shareholders)

Shares Trading

     Shares  of  Worthington   Industries  common  stock  are  traded  in  the
over-the-counter market as part of the NASDAQ National Market System. The Company is identified by the NASDAQ symbol "WTHG" and in most newspaper listings as "WorthtnInd."

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS


     Fiscal 1996 was the second best year in the 41 year history of the Company. Net sales of $1.478 billion were comparable to last year's results, while earnings of $91.3 million and earnings per share of $1.01 were off 22% from last year's strong records. Fiscal 1995 net sales of $1.484 billion , net earnings of $116.7 million, and earnings per share of $1.29 were all records, increasing 15%, 38% and 37%, respectively, from fiscal 1994.


     On February 5, 1996, the Company purchased Dietrich Industries, Inc. for $169 million. Dietrich, based in Pittsburgh, is involved primarily in the manufacture and sale of metal framing products for the commercial and residential construction markets. Results for this metal framing business since the purchase date are included in the Company's financial results.


     Fiscal 1996 profitability percentages reflected the year's lower earnings. Return on sales was 6.2% for 1996, down from 7.9% in 1995 and 6.6% in 1994. Return on average assets decreased to 8.5% in 1996 from 13.6% in 1995 and 11.4% in 1994 due to the lower earnings and the addition of Dietrich assets. Return on average shareholders' equity decreased to 14.9% from 21.3% in 1995 and 18.0% in 1994.

     Fiscal 1996 results were affected by slowing demand in most of the Company's product lines. Margins declined due to the lower volume and lower selling prices used to stimulate demand. Shifts in product mix, designed to increase volume in some lines of business while increasing overall profitability, reduced average selling prices and margins.


     In fiscal 1995, as the economy continued to expand, the Company benefited from high demand throughout its markets, high volume economies, and the productivity efforts of its employees. The higher sales for 1995 were a result of higher order levels and some selling price increases, as higher raw material costs were generally passed through to customers.


     Cost of goods sold increased 1% for 1996, reflecting the interplay between the addition of Dietrich in February and lower volume in the Company's other businesses. Manufacturing and direct labor costs also increased due to the same factors. In fiscal 1995, cost of goods sold increased 14%, roughly in line with sales, as higher raw material costs offset the benefits gained from cost reductions, increased productivity, and the leveraging of fixed costs with higher volume.


     Gross margin decreased 7% in 1996, following a 25% increase in 1995. As a percentage of sales, gross margin was 15.0% in 1996, 16.1% in 1995 and 14.9% in 1994. In 1996, lower volumes in steel processing, steel castings and a mix change in cylinders more than offset Dietrich's contribution to gross margin. In 1995, gross margin improved as the expanding economy provided a more favorable environment for passing raw material cost increases to customers.

     Selling, general and administrative (S,G&A) expense as a percentage of sales was 6.4% in 1996, 5.7% in 1995 and 5.6% in 1994. During 1996, higher benefit costs and the addition of Dietrich's costs were only partially offset by decreased profit sharing. Dietrich's cost structure is more S,G&A intensive than that of the Company's other businesses. Fiscal 1995's increase was attributable to higher sales volumes and increased profit sharing distributions resulting from the higher profits.


     For the reasons discussed above, fiscal 1996 operating income decreased 18%, after a 29% increase in 1995. As a percentage of sales, operating income decreased to 8.5% from 10.4% in 1995 and 9.3% in 1994.


     Interest expense increased 38% in 1996 following a 100% increase in fiscal 1995. In 1996, both the average debt outstanding and the average interest rate increased. Debt levels rose in 1996 due to the high level of capital spending and the acquisition of Dietrich. During May 1996, the Company issued $200 million of public debt was issued primarily to pay off the bridge loan used to acquire Dietrich. In 1995, both the average debt outstanding and average interest rate increased. The 1995 increase in average debt outstanding was due to the high level of capital spending and increased working capital to support the sales growth. The average interest rate was 6.3% in 1996, up from 6.2% in 1995 and 4.0% in 1994. Interest of $2.1 million was capitalized during 1996.

     Equity in net income of unconsolidated affiliates decreased 24% in 1996. This was primarily due to a decline in equity income from Rouge Steel resulting from competitive pricing pressure in the primary steel industry. Equity in net income from affiliates excluding Rouge, increased 18%. Equity from Worthington Armstrong Venture (WAVE) was up significantly on increased volume in both the U.S. and Europe. TWB made good progress and its operating loss decreased. The Acerex joint venture in Mexico started production in October 1995 and is shipping within Mexico and into the southwest U.S.


     The majority of 1995's fourfold increase in equity in net income of affiliates came from the equity in Rouge Steel, which benefited from higher steel prices that year. TWB Company, in its startup mode, lost significantly less than in 1994. WAVE contributed to the increased equity in 1995 as demand for its products grew and its plant in France became profitable in its first full year of operation.


     In fiscal 1997, the Company initiated steps relative to its investment in Rouge which, if completed, would result in the Company accounting for this investment on the cost method instead of the equity method. Rouge contributed $21.7 million, $32.1 million, and $19.4 million to pretax earnings during fiscal 1996, 1995 and 1994, respectively.

     The effective tax rate rose in fiscal 1996 due to permanent differences which became a larger percentage of pretax earnings. The effective tax rate increased to 38.2% from 37.5% in 1995 and 37.4% in 1994. In 1995, increases in state tax rates and a shift in sales to states with higher rates were partially offset by permanent differences.


Processed Steel Products


     In 1996, the processed steel products segment had its second best year ever, but both sales and operating income were lower than in 1995. Sales of $1.013 billion and operating income of $93.4 million were down 1% and 17%, respectively. Operating income return on sales decreased to 9.2%. Steel processing sales were below last year primarily due to lower volume. Operating margins were lower due to the reduced volume and lower selling prices. Profits were also affected by the General Motors strike during the third quarter and the shutdown of a zinc plating line at the Malvern, Pennsylvania plant in the fourth quarter, which is being replaced by a new nickel plating line. Dietrich's operations, which were included from the date of acquisition only , suffered from pricing pressures, and the traditionally slow winter commercial construction season. Pressure cylinders' sales and earnings were down as increased demand for heating tanks did not fully offset lower shipments of refrigerant cylinders. This shift in product mix also affected margins.

     In fiscal 1995, sales of processed steel products rose 12% to $1.028 billion and operating income increased 15% to $112.4 million, setting new records. Return on sales increased to 10.9% from 10.7%. The steel processing operations continued to gain market share and demand remained strong due to the expanding economy, increased auto production and strength in the non-automotive sector. The sales increase was attributable generally to higher volume and, to a lesser extent, higher prices as increases from the steel mills were generally passed through to customers. In pressure cylinders, strong worldwide demand led to higher volumes in most product lines, particularly the largest lines, steel portables and non-refillables. Cylinder sales increase also contained a price factor, as selling prices rose to reflect the increase in steel prices and the higher cost of the newly required "quick connect" valve.


     In June 1996, the Company purchased SCM Technologies which designs, engineers and manufactures high pressure industrial, medical, halon and electronic gas cylinders. SCM, which is located just outside Windsor, Ontario, will enable the Company to increase its penetration in the high pressure cylinder market.


     The Company's new steel processing facility in Delta, Ohio is expected to begin operating late in calendar 1996. This plant will have pickling, slitting and hot dipped galvanizing capabilities and will be supported by a supply agreement with the adjacent North Star/BHP mini-mill. This arrangement is expected to complement the supply/equity relationship with Rouge Steel and purchases from other mills. In addition, major capital investments are currently in process in a number of the Company's steel processing operations.

Custom Products


     Sales for custom products of $321 million were up 6% in fiscal 1996. Operating income decreased 8% to $18.2 million or 5.7% of sales, as better performance by custom plastics was offset by lower results for precision metals. The plastics operations increased sales and earnings due to new automotive and appliance contracts and improvements at the newer facilities in South Carolina and Kentucky. Volume from new jobs increased sales for precision metals above last year, but profits were lower due to inefficiencies caused by startups and specification changes on certain high volume parts.


     In fiscal 1995, custom products posted record results, as sales increased 21% to $302.1 million and operating income increased 29% to $19.8 million. Return on sales rose to 6.5% from 6.1% in 1994. The plastics operation benefited from high demand for automobiles and non-automotive products. The new plastics facility in St. Matthews, South Carolina, became profitable during the year and the new plant in Lebanon, Kentucky, became profitable in its fourth month of operation. Precision metals sales and profits were also up due to higher production levels and increased experience and productivity on new contracts started in fiscal 1994.

Cast Products


     During 1996, sales for cast products decreased 6% to $143.7 million and operating income was down 33% to $14.6 million. Railcar demand was down from last year's high levels resulting in a decrease of volume, selling prices and the leveraging of fixed costs.


     During 1995, sales increased 33% to $153.1 million, while operating income rose 261% to a record $21.7 million. Return on sales increased to 14.2% from 5.2% in 1994. Strong demand for freight railcars drove volume and productivity gains.


Liquidity and Capital Resources


     At May 31, 1996, the Company's balance sheet remained strong. Working capital increased to $324.8 million, representing 27% of total assets and 22% of sales, in line with historic trends. The current ratio increased to 3.2 to 1 from 2.5 to 1 at May 31, 1995. Total debt stood at $300.2 million. Long-term debt was $298.7 million, or 32% of total capital, compared to 8% at the end of fiscal 1995.


     Cash provided by operating activities was an all-time record reaching $138.4 million, aided by a $13.5 million decrease in accounts receivable and a $35.2 million decrease in inventories, which occurred because of lower raw material costs, better inventory management, and lower sales volume and prices. At fiscal year-end, days sales in accounts receivable and days of inventory were down 3 and 5 days, respectively, from the end of 1995. The funds to purchase Dietrich for a net cash price of $169 million were originally obtained through a $180 million acquisition bridge loan credit facility. The bridge facility was then paid off with the proceeds of a $200 million public debt offering in May 1996.

     Dividends paid during 1996 of $40 million were a record for the 28th consecutive year. Capital investment in businesses (capital expenditures and investments in unconsolidated affiliates) totaled $117 million in 1996,a 62% increase from fiscal 1995. The most significant project was the Delta, Ohio steel processing and galvanizing plant.


     In 1995, the Company entered into a $150 million long-term revolving credit agreement with several banks, replacing a $40 million unsecured line of credit . At May 31, 1996, $65 million of the revolver was unused. The Company's immediate borrowing capacity, plus its cash generated from operations, should be more than sufficient to fund expected normal operating costs, dividends, debt payments and capital expenditures for existing businesses. While there are no specific needs, the Company regularly considers long-term debt issuance as a alternative depending on financial market conditions.


     The Company believes that environmental issues will not have a material effect on capital expenditures, consolidated financial position or future results of operations.

                              COMPANY LOCATIONS:

PROCESSED STEEL PRODUCTS                    CAST PRODUCTS

                                            Buckeye Steel Castings Company
The Worthington Steel Company               Columbus, Ohio

Columbus, Monroe & Delta, Ohio              Worthington Machine Technology
Louisville, Kentucky                        Columbus, Ohio
Rock Hill, South Carolina
Baltimore, Maryland
Jackson & Taylor, Michigan
Midland, Georgia                            CUSTOM PRODUCTS
Malvern, Pennsylvania
Porter, Indiana                             Worthington Custom Plastics, Inc.
                                            Mason, Salem & Upper Sandusky, Ohio
Worthington Cylinder Corporation            St. Matthews, South Carolina
                                            Lebanon, Kentucky
Columbus, Jefferson & Westerville, Ohio
Claremore, Oklahoma
Midland, Georgia                            Worthington Precision Metals, Inc.
Guelph, Ontario                             Mentor, Ohio
Citronelle, Alabama                         Franklin, Tennessee
Tilbury, Ontario


Dietrich Industries

Hammond & LaPorte, Indiana
Hicksville, Warren & Aurora, Ohio
Ashville, Alabama
Baltimore, Maryland
Lunenburg, Massachusetts
Colton & Stockton, California
Phoenix, Arizona
Wildwood & Miami, Florida
East Brunswick, New Jersey
Hutchins, Texas
Fredericksburg, Virginia
Denver, Colorado
Lenexa, Kansas

                                  EXHIBIT 21


                          SUBSIDIARIES OF THE COMPANY

                                  EXHIBIT 21

                 WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
                                Jurisdiction of
                         Subsidiary (1) Incorporation

WI Investments, Inc.                                     Delaware
Dietrich Industries, Inc.                                Pennsylvania
Subsidiaries of WI Investments, Inc.
    Worthington Industries, Incorporated                 Ohio
    The Worthington Steel Company                        Indiana
    The Worthington Steel Company                        Kentucky
    The Worthington Steel Company                        Maryland
    The Worthington Steel Company                        Michigan
    The Worthington Steel Company                        North Carolina
    The Worthington Steel Company                        Pennsylvania
       NRM Trucking Co. (2)                              Delaware
       Worthington Ventures, Inc. (2)(3)                 Delaware
    Worthington Steel of Michigan, Inc.                  Michigan
    Worthington Cylinder Corporation                     Ohio
       Worthington Acetylene Cylinders, Inc. (4)         Alabama
       (d/b/a North American Cylinders, Inc.)
       Worthington Cylinders of Canada, Inc. (4)         Ontario, Canada
          Steel Cylinder Manufacturing, Limited (5)      Ontario, Canada
    Buckeye Steel Castings Company                       Ohio
       Buckeye Energy Company, Inc. (6)                  Ohio
       B-I Sales, Inc. (6)                               Michigan
       GSI Engineering, Inc. (6)                         Delaware
       Buckeye International Development, Inc.(6)        Ohio
       Worthington Custom Plastics, Inc. (6)             Ohio
          Worthington Precision Metals, Inc. (7)         Tennessee
    Worthington Industries of Mexico, S.A. de C.V.       Mexico

                                  * * * * * *

(1) All subsidiaries are 100% owned by the listed parent unless otherwise noted Some minor or non-functioning corporations are not listed

(2)  Wholly-owned subsidiary of Worthington Steel Company (PA)

(3)  Holding company for Worthington Armstrong Venture

(4)  Wholly-owned subsidiary of Worthington Cylinder Corporation

(5)  Wholly-owned subsidiary of Worthington Cylinders of Canada, Inc.

(6)  Wholly-owned subsidiary of Buckeye Steel Castings Company

(7)  Wholly-owned subsidiary of Worthington Custom Plastics, Inc.

JOINT VENTURES

    Worthington Specialty Processing (8)                 Michigan
    London Industries, Inc. (9)                          Ohio
    TWB Company (10)                                     Michigan
    Worthington Armstrong Venture (11)                   Delaware
    Acerex, S.A. de C.V. (12)                            Mexico

                                  * * * * * *

(8) 50% Joint Venture with USX Corp.-Partnership owned by Worthington Steel of Michigan

(9)  60% owned Joint Venture with Nissen, Sumitomo & Sumitomo Corp. of America
     - owned by WCP

(10) 50% Joint Venture with Thyssen Steel- Partnership owned by Worthington Steel of Michigan

(11) 50% Joint Venture with Armstrong Ventures, Inc.-Partnership owned by Worthington Ventures, Inc.

(12) 50% Joint Venture with Hylsa S.A. de C.V. & Worthington Industries Mexico, S.A. de C.V.