Form 10-Q
period 1996-08-31
WORTHINGTON INDUSTRIES INC
filed 1996-10-15
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended: August 31, 1996            Commission File No. 0-4016


                         WORTHINGTON INDUSTRIES, INC.
        --------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


                  DELAWARE                              31-1189815
     ---------------------------------     ------------------------------------
          (State of Incorporation)         (I.R.S. Employer Identification No.)

     1205 Dearborn Drive, Columbus, Ohio                    43085
    --------------------------------------          ---------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                  YES _X_      NO ___


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                      90,825,090
   --------------------------------------        ------------------------------
                    Class                        Outstanding September 30, 1996

                         WORTHINGTON INDUSTRIES, INC.


                                     INDEX





                                                                          Page
                                                                         ------
PART I.  Financial Information

         Consolidated Condensed Balance Sheets -
          August 31, 1996 and May 31, 1996..................................3

         Consolidated Condensed Statements of Earnings -
         Three Months Ended August 31, 1996 and 1995 .......................4

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended August 31, 1996 and 1995........................5

         Notes to Consolidated Condensed Financial Statements...............6

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................7


PART II. Other Information.................................................10

                         PART I. FINANCIAL INFORMATION
                         WORTHINGTON INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In Thousands, Except Per Share)



                                                        August 31      May 31
                                                         1996          1996
                                                       -----------   ---------
                                    ASSETS             (Unaudited)   (Audited)
Current Assets
  Cash and cash equivalents                               $11,206     $19,029
  Accounts receivable - net                               207,158     224,956
   Raw materials                                          136,057     128,884
   Work in process and finished products                   82,328      79,141
                                                         --------     -------
  Inventories                                             218,385     208,025
  Prepaid expenses and other current assets                26,039      24,031
                                                          -------     -------
   Total Current Assets                                   462,788     476,041
Investment in Unconsolidated Affiliates                    38,963     138,212
Intangible Assets                                          69,209      65,256
Other Assets                                              162,483      28,280
Property, plant and equipment                             839,489     793,274
Less accumulated depreciation                             289,083     280,938
                                                         --------    --------
   Property, Plant and Equipment - net                    550,406     512,336
                                                         --------    --------
   Total Assets                                        $1,283,849  $1,220,125
                                                       ==========  ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                        $84,809     $82,178
  Notes payable                                            10,690
  Accrued compensation, contributions to
   employee benefit plans and related taxes                27,898      33,234
  Dividends payable                                        10,899      10,901
  Other accrued items                                      21,314      17,652
  Income taxes                                             16,152       5,829
  Current maturities of long-term debt                      2,245       1,475
                                                     ------------   ---------
   Total Current Liabilities                              174,007     151,269
Other Liabilities                                          17,242      17,912
Long-Term Debt                                            298,870     298,742
Deferred Income Taxes                                     124,198     112,662
Shareholders' Equity
  Common shares, $.01 par value                               910         908
  Additional paid-in capital                              106,361     105,869
  Unrealized gain on investment                            21,524
  Foreign currency translation                             (1,579)     (1,437)
   Retained earnings                                      542,316     534,200
                                                          -------     -------
   Total Shareholders' Equity                             669,532     639,540
                                                          -------     -------
   Total Liabilities and Shareholders' Equity          $1,283,849  $1,220,125
                                                       ==========  ==========


See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (In Thousands Except Per Share)
                                  (Unaudited)

                                                          Three Months Ended
                                                              August 31
                                                              ---------
                                                        1996             1995
                                                     -----------       ------

Net sales                                              $402,571      $325,736
Cost of goods sold                                      344,896       278,731
                                                        -------       -------
 Gross Margin                                            57,675        47,005

Selling, general and administrative expense              25,224        19,869
                                                        -------      --------
 Operating Income                                        32,451        27,136

Other income (expense):
   Miscellaneous income                                     424           247
   Interest expense                                      (3,725)       (1,407)
   Equity in net income of unconsolidated
      affiliates - Joint Ventures                         2,615         1,214
   Equity in net income of unconsolidated
      affiliates - Rouge                                                7,222
                                                        -------       -------
      Earnings Before Income Taxes                       31,765        34,412

Income taxes                                             12,166        12,904
                                                         ------      --------
 Net Earnings                                           $19,599       $21,508
                                                        =======       =======


Average Common Shares Outstanding                        90,838        90,886


Earnings Per Common Share                                  $.22          $.24
                                                           ----          ----


Cash Dividends Declared Per Common Share                   $.12          $.11
                                                           ----          ----



See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)


                                                             Three Months Ended
                                                                  August 31
                                                               1996       1995
                                                               ----       ----
Operating Activities
  Net earnings                                             $ 19,599    $ 21,508
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
    Depreciation and amortization                            12,139       9,134
    Deferred income taxes                                       (54)      2,473
    Equity in undistributed net income of
       unconsolidated affiliates                             (2,615)     (8,316)
    Changes in assets and liabilities:
        Current assets                                        9,421      37,278
        Other assets                                            110      (1,071)
        Current liabilities                                   9,259      (4,751)
           Other liabilities                                   (475)       (874)
                                                           --------    --------
    Net Cash Provided By Operating Activities                47,384      55,381

Investing Activities
  Investment in property, plant and equipment, net          (46,671)    (22,184)
  Acquisition of SCM Technologies, net of cash acquired      (8,380)
  Investment in unconsolidated affiliates                                (4,403)
                                                           --------    --------
    Net Cash Used By Investing Activities                   (55,051)    (26,587)

Financing Activities
  Proceeds from (payments on) short-term borrowings          10,690     (38,200)
  Proceeds from long-term debt                                  475      30,000
  Principal payments on long-term debt                         (330)       (330)
  Proceeds from issuance of common shares                       533         947
   Repurchase of common shares                                 (623)     (1,085)
  Dividends paid                                            (10,901)     (9,992)
                                                           --------    --------
    Net Cash Used By Financing Activities                      (156)    (18,660)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents             (7,823)     10,134

Cash and cash equivalents at beginning of period             19,029       2,003
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 11,206    $ 12,137
                                                           ========    ========


See notes to consolidated condensed financial statements.

                         WORTHINGTON INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Management's Opinion

            In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments
      (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of August 31, 1996 and May 31, 1996; the results of operations and cash flows for the three months ended August 31, 1996 and 1995.

            The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1996 Worthington Industries, Inc. Annual Report to Shareholders which is incorporated by reference in the Company's 1996 Form 10-K.

Note B - Income Taxes

            The income tax rate is based on statutory federal and state rates,
      and  an  estimate  of  annual   earnings   adjusted  for  the  permanent
      differences between reported earnings and taxable income.

Note C - Earnings Per Share

            Earnings  per common  share for the three  months ended August 31,
      1996  and  1995  are  based  on  the  weighted   average  common  shares
      outstanding during each of the respective periods.

Note D - Results of Operations

            The results of operations for the three months ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note E - Accounting Change

            During the first quarter, the Company took certain steps relative to its investment in Rouge Steel, which resulted in the Company accounting for this investment on the cost method instead of the equity method. As a result, for the quarter ended August 31, 1996, the Company's equity share of Rouge earnings will no longer be included in reported earnings or earnings per share. The investment in Rouge common stock has been reclassified to other assets and adjusted to market value as an "available-for-sale" security with a net of tax adjustment to shareholder's equity.

                         WORTHINGTON INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

      Sales for the three months ended August 31,1996 were a record $402.6 million, 24% higher than last year's first quarter. Net earnings were $19.6 million and earnings per share were $.22. Comparisons with last year's first quarter are discussed below.

      During the first quarter, the Company took certain steps relative to its investment in Rouge Steel, which resulted in the Company accounting for this investment on the cost method instead of the equity method. As a result, effective for the quarter ended August 31, 1996, the Company's equity share of Rouge earnings will no longer be included in reported earnings or earnings per share. The Company believes that to appropriately compare periods, fiscal 1996 results should be adjusted to eliminate the impact of Rouge equity earnings. In the first quarter of fiscal 1996, Rouge contributed $.05 to the Company's reported earnings per share of $.24, and the steel, plastics, castings and joint venture businesses contributed $.19 per share. This year's first quarter earnings per share of $.22 (which does not include Rouge equity earnings because of the accounting change), were 16% higher than last year's results excluding Rouge, of $.19 per share.

      The sales increase principally reflects the inclusion of the metal framing business in this year's results. Gross margin was up 23% for the quarter in line with the sales increase. Gross margin as a percentage of sales for the quarter was 14.3% compared to 14.4% last year. Selling, general and administrative expense increased 27% for the quarter because of higher profit-sharing and the inclusion of the metal framing business expenses this year. As a percent of sales, this expense was 6.3% compared to 6.1% last year. Operating income was 20% higher for the quarter due to better performances in the processed steel products and custom products segments. As a percentage of sales, operating income was 8.1% compared to 8.3%.

      Interest expense increased 165% for the three months. Average debt rose because of increased borrowings to acquire the metal framing business and to support higher levels of capital expenditures. The average interest rate decreased to 5.9% from 6.8% last year. Interest of $929,000 was capitalized during the quarter. Overall, interest expense will increase as the Company continues to fund its growth through debt financing rather than equity financing.

      Equity in net income of unconsolidated affiliates was down 69% for the quarter because of the elimination of equity earnings from the investment in Rouge due to the accounting change discussed above. Excluding Rouge, equity from unconsolidated affiliates was up 115%. Worthington Armstrong Venture was up significantly on increased demand.

      Income taxes decreased less than pre-tax earnings for the three month period as the effective tax rate increased to 38.3% from 37.5% last year due to an increase in state taxes.

          The processed steel products segment posted record sales with the inclusion of the metal framing business this year and record earnings due to improvements in its businesses. Steel processing shipments were down mainly due to lower automotive volume but earnings increased due to more favorable pricing and product mix. Pressure cylinders had record sales for the first three months because of increased non-refillable refrigerant volume. Also, in June 1996, the Company purchased SCM Technologies which designs, engineers and manufactures high pressure industrial, medical, halon and electronic gas cylinders. SCM, which is located just outside Windsor, Ontario, will enable the Company to increase its penetration in the high pressure cylinder market.

      The custom products segment sales and earnings were records for the first quarter. The plastics operation benefited from higher volume in its automotive contracts and improvement at its newer, non-automotive plants. Precision metals increased sales and operating income above last year.

        The cast products segment results were lower than in last year's first quarter. Improved industrial volume was more than offset by lower demand for freight railcars. Operating income was also lower due to the decrease in volume and the resulting decreases in production efficiencies and coverage of fixed costs.


LIQUIDITY AND CAPITAL RESOURCES

      At August 31, 1996, the Company's current ratio was 2.7:1, down from 3.2:1 at May 31, 1996. Long-term debt was 31% of total capital. Working capital was $288.8 million, 43% of the Company's total net worth, down from 51% at fiscal 1996 year-end.

      During the three months ended August 31, 1996, the Company's cash position decreased by $7.8 million. Cash provided by operations was $47.4 million, consisting mostly of cash from earnings and a $18.7 million decrease in some working capital items. The working capital decrease occurred because of the lower sales volume of the first quarter versus the fourth quarter. Capital expenditures and investments in acquisitions were $55.1 million and dividends paid were $10.9 million.

      The Company expects its operating results and cash from normal operating activities to improve during the year. However, as in the first three months of the year, borrowings may be needed to support anticipated capital expenditures. The Company has a $150 million committed, revolving credit agreement, of which $65 million was unused at August 31, 1996. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses. The Company intends to offer $75 to $100 million of three year notes exchangeable into Class A

Common Stock of Rouge Steel Company in the form of DECS (SM) (Debt Exchangeable for Common Stock (SM)). At maturity, holders of the DECS will receive in exchange for the principle amount of the notes, shares of Rouge Steel held by the Company (or at the Company's option, cash in lieu of the shares). The number of Rouge shares (or the amount of cash) will be based upon the price of Rouge Steel Class A Common Stock shortly before the maturity of the DECS. The Company plans to use the proceeds from the DECS offering to pay down borrowings under its current revolving credit agreement or for general corporate purposes. The DECS will be offered only by means of a Prospectus.

PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     A.   Exhibits - None

     B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended August 31, 1996.





                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WORTHINGTON INDUSTRIES, INC.




Date: October 14, 1996           By:  /s/ Donald G. Barger, Jr.
                                          --------------------------------------
                                          Donald G. Barger, Jr.
                                          Vice President-Chief Financial Officer

                                 By:  /s/ Michael R. Sayre
                                          --------------------------------------
                                          Michael R. Sayre
                                          Controller