Form 10-Q
period 1996-11-30
WORTHINGTON INDUSTRIES INC
filed 1997-01-14
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: November 30, 1996                  Commission File No. 0-4016


                          WORTHINGTON INDUSTRIES, INC.
   ---------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        DELAWARE                                      31-1189815
-------------------------               --------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

          1205 DEARBORN DRIVE, COLUMBUS, OHIO           43085
       ----------------------------------------       ----------
       (Address of Principal Executive Offices)       (Zip Code)

                                 (614) 438-3210
 ------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed From Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                           YES __X__   NO_____


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                           90,898,234
------------------------------------             -----------------------------
             Class                               Outstanding December 31, 1996

                          WORTHINGTON INDUSTRIES, INC.


                                      INDEX





                                                                         PAGE

PART I.  Financial Information

           Consolidated Condensed Balance Sheets -
           November 30, 1996 and May 31, 1996.............................3

           Consolidated Condensed Statements of Earnings -
           Three and Six Months Ended November 30, 1996 and 1995 .........4

           Consolidated Condensed Statements of Cash Flows -
           Six Months Ended November 30, 1996 and 1995....................5

           Notes to Consolidated Condensed Financial Statements...........6

           Management's Discussion and Analysis of
           Results of Operations and Financial Condition..................7


PART II. Other Information...............................................10

                          PART I. FINANCIAL INFORMATION
                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)

                                                    November 30        May 31
                                                       1996             1996
                                                    -----------      ---------
                                    ASSETS          (Unaudited)      (Audited)
Current Assets
  Cash and cash equivalents                        $       342      $    19,029
  Accounts receivable - net                            214,240          224,956
    Raw materials                                      150,245          128,884
    Work in process and finished products               83,654           79,141
                                                   -----------      -----------
  Inventories                                          233,899          208,025
  Prepaid expenses and other current assets             25,592           24,031
                                                   -----------      -----------
    Total Current Assets                               474,073          476,041
Investment in Unconsolidated Affiliates                 37,735          138,212
Intangible Assets                                       68,921           65,256
Other Assets                                           160,320           28,280
Property, plant and equipment                          867,721          793,274
Less accumulated depreciation                          299,999          280,938
                                                   -----------      -----------
    Property, Plant and Equipment - net                567,722          512,336
                                                   -----------      -----------
    Total Assets                                   $ 1,308,771      $ 1,220,125
                                                   ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $    69,644      $    82,178
  Notes payable                                         33,500
  Accrued compensation, contributions to
   employee benefit plans and related taxes             30,963           33,234
  Dividends payable                                     10,902           10,901
  Other accrued items                                   14,983           17,652
  Income taxes                                           3,819            5,829
  Current maturities of long-term debt                   2,034            1,475
                                                   -----------      -----------
    Total Current Liabilities                          165,845          151,269
Other Liabilities                                       17,046           17,912
Long-Term Debt                                         326,236          298,742
Deferred Income Taxes                                  122,683          112,662
Shareholders' Equity
  Common shares, $.01 par value                            909              908
  Additional paid-in capital                           107,300          105,869
  Unrealized gain on investment                         18,811
  Foreign currency translation                          (1,435)          (1,437)
   Retained earnings                                   551,376          534,200
                                                   -----------      -----------
    Total Shareholders' Equity                         676,961          639,540
                                                   -----------      -----------
    Total Liabilities and Shareholders' Equity     $ 1,308,771      $ 1,220,125
                                                   ===========      ===========

See notes to consolidated condensed financial statements.


                          WORTHINGTON INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (In Thousands, Except Per Share)
                                   (Unaudited)

                                                Three Months Ended           Six Months Ended
                                                    November 30                 November 30
                                                ------------------           ----------------
                                                1996          1995          1996          1995
                                               ------        ------        ------        ------
Net sales                                    $ 429,250     $ 354,544     $ 831,821     $ 680,280
Cost of goods sold                             369,047       301,533       713,943       580,264
                                             ---------     ---------     ---------     ---------
 Gross Margin                                   60,203        53,011       117,878       100,016

Selling, general & administrative expense       28,063        21,499        53,287        41,368
                                             ---------     ---------     ---------     ---------
 Operating Income                               32,140        31,512        64,591        58,648

Other income (expense):
   Miscellaneous income                            299           139           723           386
   Interest expense                             (3,172)       (1,234)       (6,897)       (2,641)
Equity in net income of unconsolidated
      affiliates - Joint Ventures                3,153         1,894         5,768         3,108
Equity in net income of unconsolidated
      affiliates - Rouge                                       9,548                      16,770
                                             ---------     ---------     ---------     ---------
 Earnings Before Income Taxes                   32,420        41,859        64,185        76,271

Income taxes                                    11,903        15,671        24,069        28,575
                                             ---------     ---------     ---------     ---------
 Net Earnings                                $  20,517     $  26,188     $  40,116     $  47,696
                                             =========     =========     =========     =========


Average Common Shares Outstanding               90,835        90,748        90,836        90,817


Earnings Per Common Share                    $     .23     $     .29     $     .44     $     .53
                                             ---------     ---------     ---------     ---------


Cash Dividends Declared
     Per Common Share                        $     .12     $     .11     $     .24     $     .22
                                             ---------     ---------     ---------     ---------


See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)


                                                             Six Months Ended
                                                                November 30
                                                             1996         1995
                                                            ------       ------
Operating Activities
  Net earnings                                            $ 40,116     $ 47,696
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
     Depreciation and amortization                          24,065       18,482
     Deferred income taxes                                    (108)       5,763
     Equity in undistributed net income of
        unconsolidated affiliates                           (1,616)     (19,576)
     Changes in assets and liabilities:
        Current assets                                     (12,544)      52,675
        Other assets                                        (1,188)       1,364
        Current liabilities                                (21,505)      (8,472)
        Other liabilities                                     (671)        (584)
                                                          --------     --------
     Net Cash Provided By Operating Activities              26,549       97,348

Investing Activities
  Investment in property, plant and equipment, net         (75,913)     (45,277)
  Acquisitions, net of cash acquired                        (8,380)
  Investment in unconsolidated affiliates                                (8,290)
                                                          --------     --------
     Net Cash Used By Investing Activities                 (84,293)     (53,567)

Financing Activities
  Proceeds from (payments on) short-term borrowings         33,500      (38,200)
  Proceeds from long-term debt                              28,459       43,000
  Principal payments on long-term debt                      (1,159)     (13,330)
  Proceeds from issuance of common shares                    1,268        1,618
  Repurchase of common shares                               (1,211)      (4,024)
  Dividends paid                                           (21,800)     (19,992)
                                                          --------     --------
     Net Cash Provided (Used) By Financing Activities       39,057      (30,928)
                                                          --------     --------

Increase (decrease) in cash and cash equivalents           (18,687)      12,853

Cash and cash equivalents at beginning of period            19,029        2,003
                                                          --------     --------

Cash and cash equivalents at end of period                $    342     $ 14,856
                                                          ========     ========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - MANAGEMENT'S OPINION
               In  the  opinion  of  management,   the  accompanying   unaudited
        consolidated  condensed  financial  statements  contain all  adjustments
        (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of November 30, 1996 and May 31, 1996, the results of operations for the three and six months ended November 30, 1996 and 1995, and cash flows for the six months ended November 30, 1996 and 1995.
               The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1996 Worthington Industries, Inc. Annual Report to Shareholders which is incorporated by reference in the Company's 1996 Form 10-K.

Note B - INCOME TAXES
               The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income.

Note C - EARNINGS PER SHARE
               Earnings per common share for the three and six months ended November 30, 1996 and 1995 are based on the weighted average common shares outstanding during each of the respective periods.

Note D - RESULTS OF OPERATIONS
              The results of operations for the three and six months ended November 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note E - ACCOUNTING CHANGE
              During the first quarter ended August 31, 1996, the Company took certain steps relative to its investment in Rouge Steel, which resulted in the Company accounting for this investment on the cost method instead of the equity method. As a result, after May 31, 1996, the Company's equity share of Rouge earnings is no longer included in reported earnings or earnings per share. The investment in Rouge common stock has been reclassified to other assets and adjusted to market value as an "available-for-sale" security with a net of tax adjustment to shareholders' equity.

Note F - SUBSEQUENT EVENT

             On December 3, 1996, the Company purchased the net assets of Plastics Manufacturing, Inc. (PMI). The acquisition will be recorded as a purchase under generally accepted accounting principles.

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS
        Sales for the three months ended November 30,1996 were a record $429.3 million, 21% higher than last year's second quarter. Net earnings were $20.5 million and earnings per share were $.23. Comparisons with last year's first quarter are discussed below.

        Sales for the six months ended November 30,1996 were a record $831.8 million, 22% higher than last year's first six months. Net earnings were $40.1 million and earnings per share were $.44. Comparisons with last year's first six months are discussed below.

        During the first quarter ended August 31, 1996, the Company took certain steps relative to its investment in Rouge Steel, which resulted in the Company accounting for this investment on the cost method instead of the equity method. As a result, after May 31, 1996, the Company's equity share of Rouge earnings is no longer included in reported earnings or earnings per share. The Company believes that to appropriately compare periods, fiscal 1996 results should be adjusted to eliminate the impact of Rouge equity earnings.

        In the second quarter of fiscal 1996, Rouge contributed $.07 to the Company's reported earnings per share of $.29, and the steel, plastics, castings and joint venture businesses contributed $.22 per share. This year's second quarter earnings per share of $.23 (which does not include Rouge equity earnings because of the accounting change), were 5% higher than last year's results, excluding Rouge, of $.22 per share.

        In the first six months of fiscal 1996, Rouge contributed $.12 to the Company's reported earnings per share of $.53, and the steel, plastics, castings and joint venture businesses contributed $.41 per share. This year's first six months earnings per share of $.44 (which does not include Rouge equity earnings because of the accounting change), were 7% higher than last year's results, excluding Rouge, of $.41 per share.

        The sales increase for the quarter and six months principally reflects the inclusion of the metal framing business in this year's results. Gross margin was up 14% for the quarter and 18% year-to-date. Gross margin as a percentage of sales for the quarter was 14.0% (15.0% last year) and for the six months was 14.2% (14.7% last year). The lower gross profit margins were due mostly to the inclusion of the metal framing business, reduced margins in cast products and higher profit-sharing. Selling, general and administrative expense increased 31% for the quarter and 29% for the six months because of higher profit-sharing and the inclusion of the metal framing business expenses this year. As a percentage of sales for the quarter, this expense was 6.5% (6.1% last year) and for the six months was 6.4% (6.1% last year). Operating income was 2% higher for the quarter and 10% higher year-to-date due to better performances in the custom products segment and the addition of the metal framing business. As a percentage of sales, operating income for the quarter was 7.5% (8.9% last year) and for the six months 7.8% (8.6% last year).

        Interest expense increased 1-1/2 times for the three months and six months. Average debt rose because of increased borrowings to acquire the metal framing business and to support higher levels of capital expenditures. The average interest rate decreased to 5.8% from 6.7% last year. Interest of $1,968,000 was capitalized during the quarter and $2,897,000 year-to-date. Overall, interest expense will increase as the Company continues to fund its growth through debt financing.

        Equity in net income of unconsolidated affiliates was down approximately 70% for the quarter and year-to-date because of the elimination of equity earnings from the investment in Rouge due to the accounting change discussed above. Excluding Rouge, equity from unconsolidated affiliates was up 66% for the quarter and 86% year-to-date. Worthington Armstrong Venture was up significantly, principally due to increased demand.

        The effective income tax rate decreased to 36.7% from 37.4% last year for the second quarter due to a decrease in state taxes and remained at 37.5% for the six months.

        The processed steel products segment posted record sales with the inclusion of the metal framing business this year. Earnings were up for the quarter and six months as the effect of the automotive strikes were more than offset by pressure cylinders and metal framing profits. Steel processing shipments were up slightly for the quarter but earnings decreased due to the strikes and start-up of the new nickel line at the Malvern plant. Pressure cylinders had record sales for the second quarter and six months because of increased non-refillable refrigerant volume and the June 1996 purchase of SCM Technologies which designs, engineers and manufactures high pressure industrial, medical, halon and electronic gas cylinders. SCM, which is located just outside Windsor, Ontario, will enable the Company to increase its penetration in the high pressure cylinder market.

        The custom products segment continued to post record sales and earnings during the quarter. The plastics operation benefited from higher volume in its automotive contracts and improvement at its newer, non-automotive plants. During December, the Company purchased the assets of Plastics Manufacturing, Inc.
(PMI). PMI, based in Harrisburg, North Carolina, is one of the largest manufacturers of plastic injection molded and thermoformed parts in the Southeastern United States. PMI primarily serves the business equipment, commercial airline and medical industries. Precision metals increased sales and operating income above last year for both periods.

        The cast products segment results were lower than in last year's second quarter and first six months. Improved industrial volume was more than offset by lower demand for freight railcars. Operating income was also lower due to the decrease in volume and the resulting decreases in production efficiencies and coverage of fixed costs.

LIQUIDITY AND CAPITAL RESOURCES

        At November 30, 1996, the Company's current ratio was 2.9:1, down from 3.2:1 at May 31, 1996. Long-term debt was 33% of total capital. Working capital was $308.2 million, 46% of the Company's total net worth, down from 51% at fiscal 1996 year-end.

        During the six months  ended  November  30,  1996,  the  Company's  cash position decreased by $18.7 million. Cash provided by operations of $26.5 million, consisting mostly of cash from earnings, was offset by a $34.0 million increase in some working capital items. The working capital increase occurred principally due to higher inventory in anticipation of higher sales volume in the second half of the year. Capital expenditures and investments in acquisitions of $84.3 million and dividends paid of $21.8 million were funded by cash from operations, $18.7 million of beginning cash and $60.8 million of additional net borrowings.

        The Company expects its operating results and cash from normal operating activities to improve during the year. The Company has a $150 million committed, revolving credit agreement (the "Revolver"), of which $45 million was unused at November 30, 1996. However, as in the first six months of the year, borrowings may be needed to support additional anticipated capital expenditures. Uncommitted short-term lines of credit were used to finance the PMI acquisition. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses.

        The Company intends to offer $75 to $100 million of three year notes exchangeable into Class A Common Stock of Rouge Steel Company in the form of DECS (SM) (Debt Exchangeable for Common Stock (SM)). At maturity, holders of the DECS will receive in exchange for the principle amount of the notes, shares of Rouge Steel held by the Company (or at the Company's option, cash in lieu of the shares). The number of Rouge shares (or the amount of cash) will be based upon the price of Rouge Steel Class A Common Stock shortly before the maturity of the DECS. The Company plans to use the proceeds from the DECS offering to pay down borrowings under the Revolver, to finance the investment in the galvanizing joint venture with Rouge or to finance other growth opportunities.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Registrant's Annual Meeting of Shareholders was held on September 19, 1996. In connection with the meeting, proxies were solicited. Following are the voting results on proposals considered and voted upon.

1. All nominees for Class of Directors whose term expires in 1999 were elected by the stockholders who were present or represented by proxy.


                          Votes for               Votes
                         the Election          Withholding             Shares
                         of Director        Authority to Vote        Not Voted
                         ------------       -----------------        ---------

Pete A. Klisares         74,649,741              820,332             15,356,087
Donal H. Malenick        74,613,550              856,524             15,356,087
John H. McConnell        74,673,230              796,843             15,356,087
James Petropoulos        74,518,211              951,862             15,356,087

2. The appointment of Ernst & Young LLP as the Registrant's independent auditors for the year ending May 31, 1997 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

 For: 75,258,859    Against: 63,776    Abstain: 147,439    Not Voted: 15,356,087

Item 6.  Exhibits and Reports on Form 8-K.

A.   Exhibits - Exhibit 27 Financial Data Schedule

B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended November 30, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.


Date: January 13, 1997             By: /s/Donald G. Barger, Jr.
                                       _________________________________________
                                          Donald G. Barger, Jr.
                                          Vice President-Chief Financial Officer

                                   By: /s/Michael R. Sayre
                                       _________________________________________
                                          Michael R. Sayre
                                          Controller