Form 10-Q
period 1997-02-28
WORTHINGTON INDUSTRIES INC
filed 1997-04-14
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: February 28, 1997                  Commission File No. 0-4016


                          WORTHINGTON INDUSTRIES, INC.
           ___________________________________________________________
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                 31-1189815
        ________________________            ____________________________________
        (State of Incorporation)            (I.R.S. Employer Identification No.)

   1205 Dearborn Drive, Columbus, Ohio                     43085
________________________________________                 __________
(Address of Principal Executive Offices)                 (Zip Code)

                                 (614) 438-3210
            ________________________________________________________
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
           ___________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed From Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                        YES__X__       NO_____


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value                       96,624,973
       ____________________________               __________________________
                   Class                          Outstanding March 31, 1997

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX



                                                                            Page
PART I.  Financial Information

  Consolidated Condensed Balance Sheets -
  February 28, 1997 and May 31, 1996.........................................3

  Consolidated Condensed Statements of Earnings -
  Three and Nine Months Ended February 28, 1997 and February 29, 1996........4

  Consolidated Condensed Statements of Cash Flows -
  Nine Months Ended February 28, 1997 and February 29, 1996..................5

  Notes to Consolidated Condensed Financial Statements.......................6

  Management's Discussion and Analysis of
  Results of Operations and Financial Condition..............................8


PART II. Other Information..................................................12

                          PART I. FINANCIAL INFORMATION
                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)


                                                     February 28       May 31
                                                         1997           1996
                              ASSETS                 (Unaudited)      (Audited)
Current Assets
  Cash and cash equivalents                         $     2,763     $    17,580
  Accounts receivable - net                             270,108         244,256
    Raw materials                                       185,151         130,839
    Work in process and finished products               101,081          85,320
                                                    -----------     -----------
  Inventories                                           286,232         216,159
  Prepaid expenses and other current assets              21,205          27,109
                                                    -----------     -----------
    Total Current Assets                                580,308         505,104
Investment in Unconsolidated Affiliates                  46,598         138,212
Intangible Assets                                        98,747          65,256
Other Assets                                            127,189          29,800
Property, plant and equipment                           989,535         848,775
Less accumulated depreciation                           336,406         304,723
                                                    -----------     -----------
    Property, Plant and Equipment - net                 653,129         544,052
                                                    -----------     -----------
    Total Assets                                    $ 1,505,971     $ 1,282,424
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $    97,389     $    88,718
  Notes payable                                         142,100
  Accrued compensation, contributions to
   employee benefit plans and related taxes              36,116          39,217
  Dividends payable                                      11,591          10,901
  Other accrued items                                    19,947          18,454
  Income taxes                                            6,625           7,820
  Current maturities of long-term debt                    1,980           2,475
                                                    -----------     -----------
    Total Current Liabilities                           315,748         167,585
Other Liabilities                                        18,949          17,912
Long-Term Debt                                          360,913         315,522
Deferred Income Taxes                                   112,092         114,087
Shareholders' Equity
  Common shares, $.01 par value                             966             965
  Additional paid-in capital                            108,401         106,079
   Unrealized loss on investment                         (3,126)
  Foreign currency translation                           (1,593)         (1,437)
   Retained earnings                                    593,621         561,711
                                                    -----------     -----------
    Total Shareholders' Equity                          698,269         667,318
                                                    -----------     -----------
    Total Liabilities and Shareholders' Equity      $ 1,505,971     $ 1,282,424
                                                    ===========     ===========

See notes to consolidated condensed financial statements.


                          WORTHINGTON INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         (In Thousands Except Per Share)
                                   (Unaudited)


                                                 Three Months Ended               Nine Months Ended
                                               Feb. 28         Feb. 29         Feb. 28          Feb. 29
                                                 1997          1996             1997              1996
                                              ---------      ---------      -----------      -----------
Net sales                                     $ 486,551      $ 386,454      $ 1,375,192      $ 1,107,966
Cost of goods sold                              418,312        325,226        1,177,910          939,399
                                              ---------      ---------      -----------      -----------
 Gross Margin                                    68,239         61,228          197,282          168,567

Selling, general & administrative expense        33,166         25,861           89,723           69,735
                                              ---------      ---------      -----------      -----------
 Operating Income                                35,073         35,367          107,559           98,832

Other income (expense):
   Miscellaneous income                             354            478            1,083              908
   Interest expense                              (4,386)        (1,919)         (11,623)          (4,795)
   Equity in net income of unconsolidated
      affiliates                                  3,525          4,683            9,293           24,561
                                              ---------      ---------      -----------      -----------
 Earnings Before Income Taxes                    34,566         38,609          106,312          119,506

Income taxes                                     12,749         14,550           39,867           45,111
                                              ---------      ---------      -----------      -----------
 Net Earnings                                 $  21,817      $  24,059      $    66,445      $    74,395
                                              =========      =========      ===========      ===========


Average Common Shares Outstanding                96,570         96,452           96,530           96,485


Earnings Per Common Share                     $     .23      $     .25      $       .69      $       .77
                                              ---------      ---------      -----------      -----------


Cash Dividends Declared
     Per Common Share                         $     .12      $     .11      $       .36      $       .33
                                              ---------      ---------      -----------      -----------


See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)


                                                            Nine Months Ended
                                                          Feb. 28       Feb. 29
                                                           1997           1996
                                                          -------       -------
Operating Activities
  Net earnings                                          $  66,445     $  74,395
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                         40,209        30,054
     Deferred income taxes                                   (312)        6,652
     Equity in undistributed net income
        of unconsolidated affiliates                       (5,141)      (21,477)
     Changes in assets and liabilities:
         Current assets                                   (64,696)       34,914
         Other assets                                        (647)         (945)
         Current liabilities                               (6,348)       (3,001)
           Other liabilities                                1,232          (191)
                                                        ---------     ---------
     Net Cash Provided By Operating Activities             30,742       120,401

Investing Activities
  Investment in property, plant and equipment, net       (124,679)      (87,397)
  Acquisitions, net of cash acquired                      (69,942)     (169,391)
  Investment in unconsolidated affiliates                  (5,424)       (8,310)
                                                        ---------     ---------
     Net Cash Used By Investing Activities               (200,045)     (265,098)

Financing Activities
  Proceeds from (payments on) short-term borrowings       142,100       155,600
  Proceeds from long-term debt                             63,469        45,550
  Principal payments on long-term debt                    (19,326)      (18,660)
  Proceeds from issuance of common shares                   2,156         2,275
   Repurchase of common shares                             (1,211)       (4,024)
  Dividends paid                                          (32,702)      (29,975)
                                                        ---------     ---------
     Net Cash Provided By Financing Activities            154,486       150,766
                                                        ---------     ---------

Increase (decrease) in cash and cash equivalents          (14,817)        6,069

Cash and cash equivalents at beginning of period           17,580         1,893
                                                        ---------     ---------

Cash and cash equivalents at end of period              $   2,763     $   7,962
                                                        =========     =========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Management's Opinion

               In  the  opinion  of  management,   the  accompanying   unaudited
        consolidated  condensed  financial  statements  contain all  adjustments
        (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of February 28, 1997 and May 31, 1996; the results of operations for the three and nine months ended February 28, 1997 and February 29, 1996, and cash flows for the nine months ended February 28, 1997 and February 29, 1996.


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


Note C - Earnings Per Share


               Earnings per common share for the three and nine months ended February 28, 1997 and February 29, 1996 are based on the weighted average common shares outstanding during each of the respective periods.

Note D - Results of Operations

               The results of operations for the three and nine months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.


Note E - Accounting Change


               During the first quarter ended August 31, 1996, the Company took certain steps relative to its investment in Rouge Steel which resulted in the Company accounting for this investment on the cost method instead of the equity method. As a result, after May 31, 1996, the Company's equity share of Rouge earnings is no longer included in reported earnings or earnings per share. The investment in Rouge common stock has been reclassified to other assets and adjusted to market value as an "available-for-sale" security with a net of tax adjustment to shareholder's equity.

Note F - Acquisitions
               On December 3, 1996, the Company acquired the net assets of Plastics Manufacturing, Inc. (PMI) in a business combination accounted for as a purchase. PMI is a manufacturer of plastic injection molded and thermoformed parts. The results of operations for PMI are included in the financial statements of the Company since the date of acquisition. Proforma results including PMI since the beginning of the earliest period presented would not be materially different than actual results.
               During February 1997, the Company acquired The Gerstenslager Company (Gerstenslager) in a business combination accounted for as a pooling of interests. Gerstenslager was primarily owned by JMAC, Inc., an investment company which John H. McConnell, Chairman Emeritus and John P. McConnell, Chairman and CEO of the Company, are the principle shareholders, is a producer of aftermarket automotive body panels in the United States. All of the stock of Gerstenslager was exchanged for 5,675,000 shares of the Company. The Board of Directors of the Company received an opinion from an independent party attesting to the fairness of this consideration. All financial statements of the Company have been restated to include Gerstenslager. Sales and net income for Gerstenslager for the periods presented are as follows:

                             Three Months Ended            Nine Months Ended
                           Feb. 28        Feb. 29        Feb. 28      Feb. 29
     ($000)                  1997          1996            1997         1996
     ------                --------      --------        --------     -------
     Net sales             $32,533       $26,230          $89,353     $67,462
     Net income            $ 2,973       $ 3,163          $ 7,485     $ 5,803

Note G - Subsequent Event
               During March 1997, the Company issued approximately $93 million of three year notes exchangeable into Class A Common Stock of Rouge Steel Company in the form of DECS (SM) (Debt Exchangeable for Common Stock (SM)). The DECS have an interest rate of 7.25% and are due March 1, 2000. At maturity, holders of the DECS will receive in exchange for the principle amount of the notes, shares of Rouge Steel held by the Company (or at the Company's option, cash in lieu of the shares). It is the Company's intention to settle the majority of the DECS using Rouge shares. The number of Rouge shares (or the amount of cash to be paid) will be based upon the price of Rouge Steel Class A Common Stock shortly before the maturity of the DECS. If the value of Rouge stock increases to a certain point the DECS liability would increase, partially offsetting the market value increase in the stock included in other assets. Because the stock is considered an "available for sale" security a net of tax adjustment to shareholder's equity will be made for the net change both in stock value and the carrying amount of the DECS liability. The Company used the net proceeds from the DECS offering to pay down short-term notes payable and to partially fund the Spartan Steel joint venture.

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS


        For the three months ended February 28, 1997, net sales of $486.6 million were 26% higher than in last year's third quarter. Net earnings were $21.8 million and earnings per share were $.23. Comparisons with last year's third quarter are discussed below. These results and results from comparable periods in fiscal 1996 include Gerstenslager, which was acquired in February 1997 through a pooling of interests.


        For the first nine months of fiscal 1997, net sales were $1.375 billion, 24% higher than in the same period last year. Net earnings were $66.4 million and earnings per share were $.69. Comparisons with last year's first nine month's are discussed below.


        During the first quarter ended August 31, 1996, the Company took certain steps relative to its investment in Rouge Steel, which resulted in the Company accounting for this investment on the cost method instead of the equity method. As a result, after May 31, 1996, the Company's equity share of Rouge's earnings is no longer included in reported earnings or earnings per share. The Company believes that to appropriately compare periods, fiscal 1996 results should be adjusted to eliminate the impact of Rouge equity earnings.


        In the third quarter of fiscal 1996, Rouge contributed $.02 to the Company's reported earnings per share of $.25, and the steel, plastics, castings and joint venture businesses contributed $.23 per share. This year's third quarter earnings per share of $.23 (which does not include Rouge equity earnings because of the accounting change), were equal to last year's results, excluding Rouge, of $.23 per share.


        In the first nine months of fiscal 1996, Rouge contributed $.13 to the Company's reported earnings per share of $.77, and the steel, plastics, castings and joint venture businesses contributed $.64 per share. This year's first nine months earnings per share of $.69 (which does not include Rouge equity earnings because of the accounting change), were 8% higher than last year's results, excluding Rouge, of $.64 per share.


        The sales increase for the quarter was driven by volume increases in steel processing, automotive body panels and cylinders, and the acquisitions of the metal framing business, PMI and SCM Technologies. The sales increase for the nine months principally reflects the inclusion of the metal framing business and PMI and volume increases in automotive body panels and cylinders. Earnings for the quarter were impacted by weaker than expected results in the metal framing business and the Malvern steel processing facility offset by improvement in cylinders and plastics. For the nine months, earnings increases for automotive body panels, cylinders and plastics offset lower results from cast products.

        Gross margin was up 11% for the quarter and 17% for the nine months. Gross margin as a percentage of sales for the quarter was 14.0% (15.8% last year) and for the nine months was 14.3% (15.2% last year). Material, labor and overhead costs were higher for the quarter and nine months due to the inclusion of the metal framing business for the full periods and only one month last year. The acquisition of PMI also increased costs for the quarter.


        Selling, general and administrative expense increased 28% for the quarter and 29% for the nine months due mostly to the inclusion of expenses for acquisitions in the current year and not in the prior year. As a percent of sales, this expense for the quarter was 6.8% (6.7% last year) and for the nine months was 6.5% (6.3% last year). Operating income was 1% lower for the quarter and 9% higher for the nine month period. As a percentage of sales, operating income was 7.2% for the quarter (9.2% last year) and 7.8% for the nine months (8.9% last year).


        Interest expense increased 129% for the three months and 142% for the nine months. Average debt outstanding increased due to the acquisitions of the metal framing business and PMI, and higher levels of capital expenditures. The Company capitalized interest of $2,027,000 ($410,000 last year) during the quarter and $4,924,000 ($1,420,000 last year) for the nine months. Overall, interest expense is expected to continue to increase as the Company continues to fund its growth through debt financing.


        Equity in net income of unconsolidated affiliates was down 25% for the quarter and 62% for the nine months because of the elimination of equity earnings from the investment in Rouge due to the accounting change discussed above. Excluding Rouge, equity in net income from unconsolidated affiliates was up 99% for the quarter and 90% year-to-date. Equity from Worthington Armstrong Venture and Acerex were up significantly for both periods on increased volume.


        Income taxes decreased more than pre-tax earnings for both the three and nine month periods as the effective tax rate was 36.9% and 37.5%, respectively, due to lower state taxes.


        The processed steel products segment posted record sales for both periods due to the inclusion of the metal framing business and increased volume for auto body panels and cylinders. Steel processing shipments improved from both periods last year; however, operating margins were lower due to weak performance at the Malvern, Pennsylvania plant, which is replacing its electro-zinc plating line with added nickel plating capacity, and the start-up of the Delta, Ohio facility. Pressure cylinder's sales and operating income for both periods were up because of increased volume for heating tanks and high pressure cylinders and the acquisition of SCM. During the quarter, the Company formed a joint venture with three major gas distributors in Brazil to produce pressure cylinders in that country. The metal framing business, although it contributed to the increased sales and operating income for the segment, had weaker than expected results due to selling price pressure and increased raw material costs. The auto body panel business experienced increased volume for both periods and contributed higher operating income for the nine months.


        Sales and operating income for the custom products segment were up for both the third quarter and nine months. The plastics operation increased sales and earnings as it benefited from higher volume on its automotive contracts and the acquisition of PMI. Precision Metals profits increased above last year for the quarter, but remained lower for the nine months.


        The cast products segment continues to suffer from lower volume as both sales and operating income were down for the quarter and nine months. Higher industrial casting volume was more than offset by lower railroad and mass transit sales.





LIQUIDITY AND CAPITAL RESOURCES


        At February 28, 1997, the Company's current ratio was 1.8:1, down from 3.0:1 at May 31, 1996, due to an increase in short-term debt of $142 million. Long-term debt as a percentage of total capital increased to 34% from 32% and total debt to capital increased to 42% from 32% as the Company continued its planned growth mostly with debt financing. Working capital was $264.6 million, 38% of the Company's total net worth, down from 51% at May 31, 1996 mainly due to a $142 million increase in short-term debt.


        During the nine months, the Company's cash position decreased by $14.8 million. Cash provided by operating activities was $30.7 million. Cash flow from earnings increased compared to last year's nine months; however, a $64.7 million increase in inventories reduced cash provided by operations below last year. Inventory levels have increased in anticipation of pending raw material price increases and to support the higher sales levels. Capital expenditures, investments in affiliates and amounts spent for acquisitions of $200 million and dividends paid of $32.7 million were funded in part from $142 million of short-term debt and an increase in net long-term debt of $44 million. Capital expenditures were up 42% over last year and will continue at high levels with the construction of the Decatur, Alabama steel processing plant, the new nickel plating line at the Malvern plant, and funding of the Spartan Steel joint venture.

               The Company expects its operating results and cash from normal operating activities to improve during the fourth quarter. As in the first nine months of the year, additional borrowings may be needed to support anticipated capital expenditures. Uncommitted short-term lines of credit were used to finance the PMI acquisition. Immediate borrowing capacity plus cash generated from operations will be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses.

               During March 1997, the Company issued approximately $93 million of three year notes exchangeable into Class A Common Stock of Rouge Steel Company in the form of DECS (SM) (Debt Exchangeable for Common Stock (SM)). The Company used the net proceeds from the DECS offering to pay down short-term notes payable and to partially fund the Spartan Steel joint venture. Since the DECS obligation can be settled with either Rouge stock, cash or a combination of both, for debt/capitalization purposes the Company does not consider the DECS as debt. These securities were issued as a part of the $450 million "shelf" registration filed during fiscal 1996, of which $157 million remains unissued at February 28, 1997.


FORWARD-LOOKING INFORMATION

               This document contains various forward-looking statements based on assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including those identified in this section. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, estimated or projected. Additionally, new risk factors may emerge from time to time and management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.


  A.    Exhibits - Exhibit 27 Financial Data Schedule

  B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended February 28, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.



Date: April 14, 1997               By: /s/Donald  G. Barger, Jr.
                                       __________________________________
                                          Donald G. Barger, Jr.
                                          Vice President-Chief Financial Officer


                                   By: /s/Michael R. Sayre
                                       __________________________________
                                           Michael R. Sayre
                                           Controller