Form 10-K
period 1997-05-31
WORTHINGTON INDUSTRIES INC
filed 1997-08-28
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - K

              /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31,1997                 Commission File No. 0-4016

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

               DELAWARE                            31-1189815
               --------                            ----------
       (State of Incorporation)         (IRS Employer Identification No.)

  1205 Dearborn Drive, Columbus, Ohio                                   43085
  -----------------------------------                                   -----
(Address of principal executive offices)                              (Zip Code)

                                 (614) 438-3210
                                 --------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant To Section 12(b) of the Act: None
                                                                    ----
           Securities Registered Pursuant To Section 12(g) of the Act:

                              Title of each class:
                              --------------------
 Common Stock, $.01 par value (96,749,759 shares outstanding at August 8, 1997)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                           YES X NO
                                                                       ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 8, 1997 was approximately $1,500,000,000 (computed by reference to the closing price for such shares on such date).

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 are incorporated by reference into Part I and
Part II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on September 18, 1997 are incorporated by reference into Part III.

                                     PART I


Item 1.  -  Business.
---------------------

         Worthington Industries, Inc. was initially incorporated in Ohio in 1955. It reincorporated in Delaware in 1986 through a statutory merger. Worthington Industries, Inc. and its subsidiaries are herein referred to as the "Company." The Company's operations are grouped into three segments: processed steel products, custom products and cast products. The Company's sales for its fiscal year ended May 31, 1997 were $1.9 billion.

         The Company is the largest independent flat rolled steel processor in the United States. The Company's steel processing operations do not make steel, but rather, they purchase it from steel producers and then process it to exact specifications for approximately 1,700 industrial customers primarily in the automotive, automotive supply, appliance, electrical, communication, construction, office furniture, office equipment, agricultural, machinery, aerospace and leisure time industries. The Company believes it offers the widest array of steel processing services in the industry. The Company currently operates eleven steel processing facilities (with its twelfth under construction) and is a partner in three steel processing joint ventures, with a concentration in the largest steel consuming region of the United States.

         For the year ended May 31, 1997, net sales of the Company's processed steel products segment were approximately $1.4 billion, representing approximately 74.1% of the Company's total fiscal year 1997 sales. In addition to steel processing, this segment also includes (i) the Company's pressure cylinder business which management believes to be the largest producer of portable low pressure liquefied petroleum gas cylinders and refrigerant gas cylinders in North America, (ii) the Company's metal framing products business, Dietrich Industries, which is the nation's largest producer and supplier of metal framing products for the commercial and residential construction markets, and (iii) the recently acquired automotive body panel business of The Gerstenslager Company ("Gerstenslager").

         The Company acquired Gerstenslager on February 21, 1997 in a tax-free, stock-for-stock exchange valued at approximately $113 million and accounted for as a pooling of interests. Gerstenslager is a major independent producer of aftermarket automotive body panels in the United States. Gerstenslager's sales in fiscal 1997 were approximately $123 million. Gerstenslager's customers include domestic automobile and truck manufacturers and foreign automotive transplants. Based in Wooster, Ohio, Gerstenslager employs over 1,000 people and occupies over 800,000 square feet of manufacturing, warehouse and office space. Under pooling of interests accounting, Gerstenslager has been included in the processed steel products segment as if it were always a part of the Company.

         The principal stockholder of Gerstenslager was JDEL, Inc., an investment vehicle of John H. McConnell, the Company's Chairman Emeritus and Founder, John P. McConnell, the Company's Chairman and Chief Executive Officer, and their families. In connection with the transaction, the Company received a fairness opinion from an independent investment banker and approval of the transaction by a Special Committee of the Company's Board of Directors comprised of independent directors.

         The Company's custom products segment includes Worthington Custom Plastics, Inc., one of the ten largest plastic injection molding companies in the United States, which sells primarily to the automotive, lawn and garden, recreational, appliance, furniture, business equipment, audio equipment, airline and medical industries, and Worthington Precision Metals, Inc., which supplies components primarily for automotive transmission, power steering and brake applications.

         The Company's cast products segment consists primarily of Buckeye Steel Castings Company, one of the two largest suppliers of large railcar castings in the United States and the leading North American designer and producer of undercarriages for mass transit cars.

         For information regarding the net sales and revenues, earnings before income taxes, and identifiable assets attributable to each segment for each of the last three fiscal years, reference is made to such information appearing on page I-14 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

         See Note J of the Company's Notes to Consolidated Financial Statements, which are incorporated by reference into Item 8 hereof, for information concerning the Company's investments in unconsolidated affiliates.

Processed Steel Products.
-------------------------

         The Company's processed steel products segment includes its steel processing businesses, its pressure cylinder business and commencing with its acquisition in February 1996, the metal framing business. It also includes the Gerstenslager automotive body panel business. Since Gerstenslager was acquired in a pooling of interests transaction, its results are included as if it were always part of the Company. For the fiscal year ended May 31, 1997, sales of the processed steel products segment were $1.418 billion, approximately 74.1% of the Company's total sales.

         The Company's steel processing operations are conducted through its Worthington Steel Company operations ("Worthington Steel"). Worthington Steel occupies a niche in the steel industry by focusing on more specialized products requiring more exact specifications, which typically cannot be supplied as efficiently by steel mills, metal service centers or steel end users. Worthington Steel is the largest independent flat rolled steel processor in the United States and operates eleven processing facilities, with a concentration in the Michigan, Ohio and Indiana market, the largest flat rolled steel consuming market in the United States. The Company's newest steel processing facility, located in Delta, Ohio, started up its slitting and pickling operations late in calendar 1996 and its hot dipped galvanizing line in April 1997. The Company's twelfth steel processing facility, located in Decatur, Alabama, is scheduled for start-up in calendar 1998.

         Worthington Steel buys coils of wide, open tolerance steel from major integrated steel mills and mini-mills and processes it to the precise type, thickness, length, width, shape, temper and surface quality specified by approximately 1,700 industrial customers, principally in the automotive, automotive supply, appliance, electrical, communications, construction, office furniture, office equipment, agricultural, machinery and leisure time industries. The Company purchases and supplies steel based on the specific orders of customers and does not typically process steel for inventory. Worthington Steel's computer-aided processing capabilities include among others: pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot rolled steel; slitting, which cuts steel to specific widths; cut-to-length, which flattens the steel and cuts it to exact lengths; roller leveling, a method of applying pressure to achieve precise flatness tolerances for steel which is cut into exact lengths; cold reduction, which achieves close tolerances of thickness and temper by rolling; edge rolling, which conditions the edges of the steel by imparting round, smooth or knurled edges; blanking, through which steel is cut into specific shapes; painting; hot dipped galvanizing; nickel plating; and annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel.

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

         Worthington Cylinder Corporation ("Worthington Cylinders") is the nation's largest producer of portable low pressure L.P. gas and refrigerant cylinders.

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

         The Company's refrigerant cylinders are used primarily by major refrigerant gas producers to contain refrigerant gases for use in charging residential, commercial, automotive and other air conditioning and refrigeration systems. Reusable steel and aluminum L.P. gas cylinders are sold to manufacturers of barbecue grills, propane and gas grill distributors, mass merchandisers, and manufacturers and users of material handling, heating, cooking and camping equipment. The Company manufactures other low pressure cylinder products, including recapture and recycling tanks for refrigerant gases, helium tanks, and cylinders to hold other gases. The Company also produces high pressure acetylene, industrial, medical, halon and electronic gas cylinders. While a large percentage of sales are made to major accounts, Worthington Cylinders has over 2,000 customers. It operates seven manufacturing facilities located in Ohio, Oklahoma, Alabama and Ontario, and a joint venture facility near Sao Paulo, Brazil.

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

         The Company's metal framing business is carried on by Dietrich Industries, which was acquired on February 5, 1996. Dietrich is the largest supplier of metal framing products for the commercial and residential construction markets in the United States. The Company believes that Dietrich is the only national supplier of metal framing products and supplies approximately 35% of the metal framing products sold in the United States. It has five large regional competitors and numerous small, more localized competitors. Dietrich operates eighteen facilities in thirteen states.

         On February 21, 1997 the Company acquired The Gerstenslager Company, a leading independent supplier of Class A exterior body panels to the North American automotive original equipment and service part markets. The Company believes Gerstenslager to be the largest independent supplier of exposed sheet metal products for the North American automotive aftermarket. Gerstenslager is unique in its ability to handle the very large number of low volume parts managing over

3,000 die sets for component parts on past and current automobile and truck production models. The Company's largest customers are the domestic automobile manufacturers. It also serves transplant automobile manufacturers, heavy duty truck manufacturers, and suppliers to the automotive industry.

         Gerstenslager competes with captive stamping plants owned by the automotive companies and independent tier one suppliers of current model components, however these stampers are generally unwilling to keep tooling for past model service business which has a low volume nature. The Company has a number of smaller competitors in this market, but believes that Gerstenslager has the largest share of the automotive aftermarket for exterior body panels.

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

         The Company purchases steel in large quantities, at regular intervals from major primary producers for its steel processing, pressure cylinder, metal framing and automotive body panel operations. During the fiscal year ended May 31, 1997 the Company's major suppliers were Rouge Steel Company (in which the Company holds a minority equity position), AK Steel Corporation, Bethlehem Steel Corporation, LTV Steel Corporation, USX Corporation, WCI Steel, Inc. and Weirton Steel Corporation. During the fiscal year ended May 31, 1997, the Company's major suppliers of aluminum for pressure cylinders were Alumax Aluminum Sales Corporation and Specialty Blanks Incorporated. Management believes that its supplier relationships are good.

Custom Products.
----------------

         The Company's custom products segment includes its custom plastics business and its precision metal business. Sales by the custom products segment totaled $380 million for the year ended May 31, 1997, representing approximately 19.9% of the Company's net sales. The Company's custom plastics business represents the major portion of these sales.

         The Company's custom plastics business is conducted through Worthington Custom Plastics, Inc., one of the ten largest producers of injection molded plastic products in the United States. Historically, sales to the automotive market had dominated the customs plastic business. In recent years the Company has increased sales to manufacturers of appliances, lawn and garden equipment, audio equipment, business equipment, furniture, recreational products, and other items.

         On December 3, 1996, the Company acquired substantially all of the assets of Plastics Manufacturing, Inc. ("PMI") of Harrisburg, North Carolina, one of the largest manufacturers of plastic injection molded and thermoformed parts in the southeastern United States. With annualized revenues of approximately $80 million, PMI primarily serves the business equipment, commercial airline and medical industries. The Company believes that Worthington Custom Plastics is one of the two largest suppliers of injection molded plastic parts for non-automotive uses.

         Principal custom products are a variety of custom made injection molded plastic components (both functional and decorative) which, depending on the customers' needs, can also be painted, assembled, silk screened, vacuum metalized, hot stamped, roll foiled, vinyl wrapped, foamed in-place and/or appliqued by the Company. Worthington Custom Plastics operates nine plants located in Ohio, Kentucky, North Carolina and South Carolina.

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

Cast Products.
--------------

         The Company's cast products segment consists primarily of Buckeye Steel Castings Company ("Buckeye Steel") which operates the largest single site steel foundry in the United States. Buckeye Steel manufactures a diverse line of cast steel products ranging in size from 100 lbs. to 30 tons. These products are offered to the railroad, mass transit, construction and off highway equipment markets. The Company believes Buckeye Steel is one of the two largest suppliers of large railcar castings in the United States and is the leading North American designer and producer of undercarriages for mass transit cars. The cast products segment had sales of $114 million for the year ended May 31, 1997, representing approximately 6.0% of total Company sales.

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

Joint Ventures
--------------

         The Company is a member in one consolidated and six unconsolidated joint ventures.

         - Spartan Steel Coating, L.L.C., a 52% owned consolidated joint venture with Rouge Steel, is constructing a cold rolled hot dipped galvanizing facility near Monroe, Michigan. This facility is expected to begin operations in mid-1998.

         - Worthington/Armstrong Venture ("WAVE"), a 50% owned joint venture with Armstrong World Industries, is one of the three leading United States manufacturers of suspended ceiling systems for concealed and lay-in panel ceilings. WAVE operates facilities in Pennsylvania, Maryland, Nevada, Spain, China, and France and expects to open facilities in England and Michigan.

         - Worthington Specialty Processing, a 50% owned joint venture with USX Corporation, operates a plant in Jackson, Michigan which primarily toll processes for USX Corporation.

         -        Acerex S.A. de C.V., a 50% owned joint venture with Hylsa S.A.
                  de C.V., is a steel processing company located in Monterrey, Mexico.

         - TWB Company, a 33.3% owned joint venture with Thyssen Steel, Rouge Steel, LTV Steel and Bethlehem Steel, is located in Monroe, Michigan. It produces laser welded blanks for use in the auto industry for products such as inner door frames.

         - Worthington S.A., a 52% owned joint venture with three Brazilian propane producers, operates a cylinder manufacturing facility near Sao Paulo, Brazil.

         - London Industries, Inc., a 60% owned London, Ohio joint venture with Sumitomo and Nissen Chemitech of Japan, produces injection molded plastics parts, concentrating on sales to foreign transplant automakers.


         See Note J of the Company's Notes to Consolidated Financial Statements for additional information on these joint ventures.

Investment In Rouge Steel
-------------------------

         The Company also owns a minority interest (27%) in Rouge Steel Company, an integrated steel mill located in Dearborn, Michigan. This relationship, along with a long term steel supply agreement, have assured the Company a steady supply of high quality steel at competitive prices in all market conditions. Since Worthington acquired its equity position in 1990, Rouge Steel has been the Company's largest steel supplier.

         In the first quarter of fiscal 1997, the Company converted certain of its Class B common stock of Rouge Steel into Class A common stock of Rouge Steel, which reduced its voting percentage in Rouge Steel below 20%, and it resigned from its two seats on the Rouge Steel Board of Directors. As a result, the Company's investment in Rouge no longer qualified for the equity method of accounting and was changed to the cost method for the 1997 fiscal year. Under the equity method, Rouge Steel had contributed $21.7 million and $32.1 million to the Company's pre-tax earnings during fiscal 1996 and 1995, respectively. Under the cost method of accounting, only dividends received by Worthington from its Rouge Common Stock are credited to pre-tax earnings.

         In March 1997, the Company issued 5,999,600 DECS SM (Debt Exchangeable for Common Stock SM). Under the DECS the Company issued $93 million principal amount of 7-1/4% exchangeable notes due March 1, 2000. At maturity of the Notes, the principal amount of each DECS will be mandatorily exchanged by Worthington into shares of Rouge Class A Common Stock (or at the Company's option cash equivalent for all or part thereof) at a defined exchange rate. The Company's current Rouge stockholdings are sufficient to settle the DECS liability.

Technical Services.
-------------------

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

Marketing and Competition.
--------------------------

         The Company's products and services are sold primarily by Company sales personnel.

         As a percentage of the Company's consolidated sales and revenues, sales of steel processing services represented 42% for fiscal 1997, 48% for fiscal 1996, and 54% for fiscal 1995; sales of metal framing products represented 15.6% for fiscal 1997 and less than 10% in fiscal 1996 and 1995 since it was acquired in February 1996; sales of pressure cylinders represented 10% for fiscal 1997, 11% for fiscal 1996, and 12% for 1995; sales of custom plastics represented 17% for fiscal 1997, 17% in 1996, and 16% in 1995.

         During fiscal year ended May 31, 1997, General Motors Corporation, purchasing through decentralized divisions and subsidiaries in different geographical areas, accounted for approximately 14.0% of the Company's consolidated sales and revenues.

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

Environmental Regulation.
-------------------------

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

Employees.
----------

         The Company employs approximately 12,000 people.

Subsequent Event
----------------

         On August 14, 1997, the Company experienced a fire at its steel processing facility in Monroe, Ohio. The fire significantly damaged the pickling area of the facility and caused less extensive damage to the remainder of the plant. The Company has shifted as much business as possible to its other locations, with the remainder being sent to third party processors. Although the Company has not yet been able to fully evaluate the damages and the time for repairs or replacement of the facilities and its equipment, the Company anticipates that operations will return in stages, with blanking to return first, slitting second, and pickling over a longer period.

         The Company carries both property damage and business interruption insurance and as a result, the Company does not expect the fire to have a material adverse impact on the Company's financial results.

Item 2. - Properties.
---------------------

         The Company's corporate offices are located in Columbus, Ohio. Its principal properties consist of 52 manufacturing facilities, excluding those of unconsolidated affiliates. These facilities are well maintained and in good operating condition, excluding the Monroe, Ohio steel processing facility which was recently damaged by a fire - see Item 1 under "Subsequent Events." These facilities contain in excess of 9,000,000 sq. ft. in the aggregate and are adequate to meet the Company's present needs.

         The locations of these facilities are set forth on page I-28 of the Company's Annual Report to Shareholders for the year ended May 31, 1997, which information is incorporated herein by reference.

         See Item 1 under the heading "Joint Ventures" for the location of the Company's unconsolidated affiliates.

Item 3. - Legal Proceedings.
----------------------------

         Not Applicable.

Item 4. - Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         Not Applicable.

Executive Officers of the Registrant.
-------------------------------------

         The following table lists the names, positions held, and ages of all the executive officers of the Company:

                                                                      PRESENT
                                                                      OFFICE
NAME                   AGE        POSITIONS WITH THE COMPANY        HELD SINCE
------------------------------------------------------------------------------

John H. McConnell       74        Chairman Emeritus, Founder              1996

John P. McConnell       43        Vice Chairman, Chief Executive
                                  Officer                                 1996

Donald G. Barger, Jr.   54        Vice President, Chief Financial
                                  Officer                                 1993

Robert J. Borel         54        Vice President-Engineering              1985

William S. Dietrich     59        President - Dietrich Industries
                                  Inc., a subsidiary of the Company       1997

Edward A. Ferkany       60        Vice President-Processed Steel          1985

Thomas L. Hockman       53        Vice President-Administration           1997

Pete A. Klisares        61        Assistant to the Chairman               1993

Donal H. Malenick       58        President, Chief Operating Officer      1976

Charles D. Minor        70        Secretary                               1955

Ralph V. Roberts        50        Vice President-Corporate Development    1997

Mark H. Stier           50        Vice President-Human Resources          1997

         The principal employment of Donal H. Malenick, Robert J. Borel and Edward A. Ferkany for more than the last five years has been in their present capacity with the Company. William S. Dietrich has been President of Dietrich Industries for more than the last five years.

         John P. McConnell's principal occupation for more than five years prior to July 1990 had been in various capacities with the Company. In July 1990, he resigned his employment with the Company to become President of JMAC, Inc., a private holding company. John P. McConnell was elected Vice Chairman of the Company in June 1992, Chief Executive Officer as of June 1, 1993, and Chairman of the Board in September 1996.

         John H. McConnell was Chairman and Chief Executive Officer of the Company from its founding in 1955 until he retired from the position of Chief Executive Officer in 1993 and as Chairman in 1996.

         Donald G. Barger, Jr. was Vice President-Corporate Controller for B. F. Goodrich Company for more than five years prior to September 1993, when he became Vice President, Chief Financial Officer of the Company.

         Thomas L. Hockman was Assistant Treasurer and Manager of Compensation and Benefits for the Company for more than five years prior to becoming Vice President-Personnel in January 1993. He became Vice President-Administration in 1997.

         Pete A. Klisares was Manufacturing Vice President and General Manager for AT&T for more than five years prior to May 1991 and Executive Director of JMAC, Inc. from May 1991 through December 1991. He became Assistant to the Chairman of the Company in December 1991. He was named Executive Vice President effective August 1993 and maintained that position until August 1997 when he again assumed the position of Assistant to the Chairman.

         Charles D. Minor was a partner in the law firm of Vorys, Sater, Seymour and Pease, counsel to the Company, for more than five years prior to January 1993. In January 1993 he became counsel to that firm.

         Ralph V. Roberts served as President of Worthington Armstrong Venture, a joint venture between the Company and Armstrong World Industries, Inc. from its formation in June 1992 until he became Vice President Corporate Development in June 1997. Prior to that time, he served in various positions with the Company including as Vice President-General Manager of two of the Company's steel processing facilities.

         Mark H. Stier was Vice President - General Manager of the Company's subsidiary, The Worthington Steel Company, Porter, Indiana, for more than ten years prior to August 1997, when he became Vice President-Corporate Human Resources of the Company. Prior to that time he had served in various capacities with the Company.

         Executive officers serve at the pleasure of the directors. John H. McConnell is the father of John P. McConnell. There are no other family relationships among the executive officers of the Company. No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer.

                                     PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

         The information called for by this Item 5 is incorporated by reference herein from the information set forth under the caption "Stock Trading, Price and Dividend Information" on page I-4 of the Company's 1997 Annual Report to Shareholders.

Item 6. - Selected Financial Data.
----------------------------------

         The information called for by this Item 6 is incorporated by reference herein from the information on page I-5 under the caption "Five Year Selected Financial Data" under the headings "Financial Results" and "Financial Position."

Item 7. - Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
----------------------

         The information called for by this Item 7 is incorporated by reference herein from the information set forth under the caption "Management's Discussion and Analysis" on pages I-6 through I-9 of the Company's 1997 Annual Report to Shareholders.

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk.
----------------------------------------------------------------------

         Not applicable.

Item 8. - Financial Statements and Supplementary Data.
------------------------------------------------------

         The following consolidated financial statements of Worthington Industries, Inc. and Subsidiaries and Report of Independent Auditors, set forth on pages I-10 through I-27 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.

         Consolidated Balance Sheets--May 31, 1997 and 1996

         Consolidated Statements of Earnings--Years ended May 31, 1997, 1996 and 1995.

         Consolidated Statements of Shareholders' Equity--Years ended May 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows--Years ended May 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements

         Report of Independent Auditors

Item 9. - Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
---------------------

         Not applicable.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant.
--------------------------------------------------------------

         In accordance with General Instruction G(3), the information required by this Item 10 is incorporated by reference herein from the material under the heading "Election of Directors" contained on pages 2 through 5 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on September 18, 1997. The information regarding Executive Officers required by
Item 401 of Regulation S-K is included in Part I hereof under an appropriate caption. Disclosure required under Item 405 of Regulation S-K is included on page 5 of the Proxy Statement.

Item 11. - Executive Compensation.
----------------------------------

         In accordance with General Instruction G(3), the information required by this Item 11 is incorporated by reference herein from the information contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Election of Directors - Compensation of Directors" on pages 4 and 5, and under the heading "Executive Compensation" - "Summary of Cash and Certain Other Compensation" on page 12, "Option Grants" on page 13, and "Option Exercises and Holdings" on pages 13 and 14.

Item 12. - Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------

         In accordance with General Instruction G(3), the information required by this Item 12 is incorporated by reference herein from the material under the headings "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" contained on page 2 and "Election of Directors" contained on pages 3 and 4 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 13. - Certain Relationships and Related Transactions.
----------------------------------------------------------

         In accordance with General Instruction G(3), the information required by this Item 13 is incorporated by reference herein from footnote 2 to the table under the heading "Election of Directors" contained on page 3 and the material under the heading "Gerstenslager Transaction" on page 13 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
----------------------------------------------------------------------------

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

   (b)   None.

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

                                   WORTHINGTON INDUSTRIES, INC.



Date:  August 27, 1997             By: /s/Donald G. Barger
                                       --------------------
                                       Donald G. Barger, Jr.
                                       Vice President-Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    SIGNATURE                     DATE                 TITLE
    ---------                     ----                 -----
      *                            *           Director, Chairman and
-----------------------                        Chief Executive Officer
John P. McConnell

          *                        *           Director, Chairman Emeritus
-----------------------                        and Founder
John H. McConnell

          *                        *           Director, President and
-----------------------                        Chief Operating Officer
Donal H. Malenick

          *                        *           Director, Assistant to the
-----------------------                        Chairman
Pete A. Klisares

 /s/Donald G. Barger               *           Vice President,
-----------------------                        Chief Financial Officer
Donald G. Barger, Jr.

          *                        *           Director, Secretary
-----------------------
Charles D. Minor

          *                        *           Director
-----------------------
William S. Dietrich

          *                        *           Director
-----------------------
Charles R. Carson

          *                        *           Director
-----------------------
John E. Fisher

          *                        *           Director
-----------------------
John F. Havens

          *                        *           Director
-----------------------
Katherine S. LeVeque

          *                        *           Director
-----------------------
Robert B. McCurry

          *                        *           Director
-----------------------
Gerald B. Mitchell

          *                        *           Director
-----------------------
James Petropoulos


*By:/s/Donald G. Barger, Jr.                   Date:   8/27/97
    -------------------------                          -------
    Donald G. Barger, Jr.
    Attorney-In-Fact

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14 (a) (1) AND (2) AND ITEM 14 (d)
                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Worthington Industries, Inc., and Subsidiaries, set forth on pages I-10 through I-27 of the Company's 1997 Annual Report to Shareholders, are incorporated by reference in Item 8:

Consolidated Balance Sheets -- May 31, 1997 and 1996

Consolidated Statements of Earnings -- Years ended May 31, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity -- Years ended May 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows -- Years ended May 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Report of Independent Auditors

The following consolidated financial statement schedules of Worthington Industries, Inc. and Subsidiaries are included in Item 14 (d):

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------
              COL. A                   COL.B                     COL.C                      COL.D            COL.E
---------------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                   ------------------------------------
                                       Balance           (1)                (2)                            Balance at
            DESCRIPTION             at Beginning   Charged to Cost   Charged to Other     Deductions         End of
                                      of Period     and Expenses    Accounts - Describe    -Describe         Period
---------------------------------------------------------------------------------------------------------------------
Year Ended May 31, 1997:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                     $2,792,000        $947,368        $300,000 (C)      $139,368 (A)     $3,900,000
                                     ==========        ========        ========        ==========         ==========

Year Ended May 31, 1996:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                     $2,411,000        $355,199        $750,000 (B)      $724,199 (A)     $2,792,000
                                     ==========        ========        =========       ==========         ==========

Year Ended May 31, 1995:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                     $2,549,000        $881,866            $152        $1,020,018 (A)     $2,411,000
                                     ==========        ========        =========       ==========         ==========

Note A - Uncollectible accounts charged to the allowance.
Note B - Amount from Dietrich acquisition.
Note C - Amount from PMI acquisition.

                                EXHIBIT INDEX
                                -------------


3(a)   Certificate of Incorporation of        Incorporation herein by reference
       Worthington Industries, Inc.           to Exhibit 3 of the Company's
                                              Quarterly Report on Form 10-Q for
                                              the Quarter ended August 31, 1994

3(b)   Bylaws of Worthington Industries,      Incorporated herein by reference
       Inc.                                   to Exhibit 3(b) of the Company's
                                              Annual Report on Form 10-K for the
                                              fiscal year ended May 31, 1992

4(a)   Form of Indenture dated as of May
       15, 1996 between the Company and
       PNC Bank, Ohio, National Association,
       as Trustee, relating to up to
       $450,000,000 of debt securities

4(b)   Form of 7-1/8% Notes due 2006

4(c)   First Supplemental Indenture dated
       as of February 27, 1997 between the
       Company and PNC Bank as Trustee

4(d)   7-1/4% Exchangeable Note Due March 1,
       2000

4(e)   Revolving Credit Agreement dated
       as of May 30, 1997 between the Company
       and The Bank of Nova Scotia, PNC Bank,
       Ohio, National Association,
       Nationsbank, N.A., Wachovia Bank of
       Georgia, N.A., ABN Amro Bank N.V. and
       Bank One, N.A.

4(f)   Agreement to furnish instruments
       defining rights of holders of long-
       term debt

10(a)   Amended 1980 Stock Option Plan,      Incorporated herein by reference
        as amended*                          to Annex B to the Prospectus filed
                                             as part of Post-Effective Amendment
                                             No. 1 to the Company's Registration
                                             Statement on Form S-8 (Registration
                                             No. 2-80094)

10(b)   1990 Stock Option Plan*              Incorporated herein by reference to
                                             Exhibit 10(d) of the Company's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended May 31, 1991

10(c)  Executive Deferred Compensation       Incorporated herein by reference
       Plan*                                 to Exhibit 10(e) of the Company's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended May 31, 1984

10(d)   Deferred Compensation Plan for       Incorporated herein by reference to
        Directors*                           Exhibit 10(f) of the Company's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended May 31, 1984

10(e)   1997 Long-Term Incentive Plan

13      Annual Report to Shareholders

21      Subsidiaries of the Company

23      Consent of Ernst & Young, LLP

24      Powers of Attorney

27      Financial Data Schedule


         *Management Compensation Plan