Form 10-Q
period 1997-08-31
WORTHINGTON INDUSTRIES INC
filed 1997-10-15
CIK 108516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: August 31, 1997                   Commission File No. 0-4016


                          WORTHINGTON INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                               31-1189815
        ------------------------           -----------------------------------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

  1205 Dearborn Drive, Columbus, Ohio                     43085
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)

                                 (614) 438-3210
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed From Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                         96,782,431
     ----------------------------               -------------------------------
                Class                           Outstanding  September 30, 1997

                          WORTHINGTON INDUSTRIES, INC.


                                      INDEX


                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
         August 31, 1997 and May 31, 1997.................................3

         Consolidated Condensed Statements of Earnings -
         Three Months Ended August 31, 1997 and 1996......................5

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended August 31, 1997 and 1996......................6

         Notes to Consolidated Condensed Financial Statements.............7

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition....................9


PART II. OTHER INFORMATION...............................................12

                          PART I. FINANCIAL INFORMATION
                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)

                                                     August 31       May 31
                                                       1997           1997
                                                    (Unaudited)     (Audited)
                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents                         $    1,599     $    7,212
   Accounts receivable - net                            243,480        266,836
   Inventories
     Raw materials                                      192,223        187,572
     Work in process and finished products              110,283        109,316
                                                     ----------     ----------
       Total Inventories                                302,506        296,888
   Prepaid expenses and other current assets             28,451         23,192
                                                     ----------     ----------

     TOTAL CURRENT ASSETS                               576,036        594,128

Investment in Unconsolidated Affiliates                  56,142         57,040
Intangible Assets                                        97,535         98,132
Other Assets                                             28,514         32,365
Investment in Rouge                                      92,244         88,494
Property, plant and equipment                         1,110,858      1,036,621
Less accumulated depreciation                           359,562        345,594
                                                     ----------     ----------
     Property, Plant and Equipment - net                751,296        691,027
                                                     ----------     ----------

     TOTAL ASSETS                                    $1,601,767     $1,561,186
                                                     ==========     ==========

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)

                                                        August 31         May 31
                                                          1997             1997
                                                       (Unaudited)      (Audited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                    $  124,639      $  117,910
   Notes payable                                           51,300          50,000
   Accrued compensation, contributions to
    employee benefit plans and related taxes               34,046          38,058
   Dividends payable                                       12,578          12,572
   Other accrued items                                     23,278          20,244
   Income taxes                                            12,603           2,026
   Current maturities of long-term debt                     2,384           5,984
                                                       ----------      ----------

     TOTAL CURRENT LIABILITIES                            260,828         246,794

Other Liabilities                                          19,325          18,839
Long-Term Debt:
   Conventional long-term debt                            362,958         361,899
Debt exchangeable for common stock                         86,051          88,494
                                                       ----------      ----------
     Total Long-Term Debt                                 449,009         450,393
Deferred Income Taxes                                     122,878         120,765
Minority Interest                                          19,438           8,877

Shareholders' Equity
   Common shares, $.01 par value                              968             968
   Additional paid-in capital                             114,667         114,052
   Unrealized loss on investment                           (1,532)         (5,563)
   Foreign currency translation                            (1,861)         (1,861)
   Retained earnings                                      618,047         607,922
                                                       ----------      ----------

     TOTAL SHAREHOLDERS' EQUITY                           730,289         715,518
                                                       ----------      ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,601,767      $1,561,186
                                                       ==========      ==========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         (In Thousands Except Per Share)
                                   (Unaudited)

                                                        Three Months Ended
                                                            August 31
                                                            ---------
                                                       1997            1996
                                                       ----            ----
Net sales                                            $500,427        $430,292
Cost of goods sold                                    429,096         366,937
                                                     --------        --------
  GROSS MARGIN                                         71,331          63,355

Selling, general & administrative expense              32,432          26,868
                                                     --------        --------
  OPERATING INCOME                                     38,899          36,487

Other income (expense):
   Miscellaneous income (expense)                        (208)            427
   Interest expense                                    (6,778)         (3,947)
   Equity in net income of unconsolidated
      affiliates                                        4,205           2,615
                                                     --------        --------
  EARNINGS BEFORE INCOME TAXES                         36,118          35,582

Income taxes                                           13,364          13,621
                                                     --------        --------
  NET EARNINGS                                       $ 22,754        $ 21,961
                                                     ========        ========


AVERAGE COMMON SHARES OUTSTANDING                      96,739          96,512


EARNINGS PER COMMON SHARE
                                                         $.24            $.23
                                                         ----            ----


CASH DIVIDENDS DECLARED
     PER COMMON SHARE
                                                         $.13            $.12
                                                         ----            ----

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)

                                                                            Three Months Ended
                                                                                August 31
                                                                                ---------
                                                                            1997          1996
                                                                            ----          ----
OPERATING ACTIVITIES
   Net earnings                                                           $ 22,754      $ 21,961
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                         14,922        12,953
      Deferred income taxes                                                    (54)          (54)
      Equity in undistributed net income of unconsolidated affiliates          881        (2,615)
      Minority interest in net loss of consolidated subsidiary
      Changes in assets and liabilities:
          Current assets                                                    12,445        12,688
          Other assets                                                       3,698           251
          Current liabilities                                               16,328         8,931
          Other liabilities                                                    486          (475)
                                                                          --------      --------
      Net Cash Provided By Operating Activities                             71,460        53,640

INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                        (74,436)      (48,148)
   Acquisitions, net of cash acquired                                                     (8,380)
                                                                          --------      --------
      Net Cash Used By Investing Activities                                (74,436)      (56,528)

FINANCING ACTIVITIES
   Proceeds from (payments on) short-term borrowings                         1,300        10,690
   Proceeds from long-term debt                                              1,900           475
   Principal payments on long-term debt                                     (4,441)       (5,135)
   Proceeds from issuance of common shares                                     615           533
   Proceeds from minority interest                                          10,561
   Repurchase of common shares                                                              (623)
   Dividends paid                                                          (12,572)      (10,901)
                                                                          --------      --------
      Net Cash Used By Financing Activities                                 (2,637)       (4,961)
                                                                          --------      --------

Decrease in cash and cash equivalents                                       (5,613)       (7,849)

Cash and cash equivalents at beginning of period                             7,212        17,580
                                                                          --------      --------

Cash and cash equivalents at end of period                                $  1,599      $  9,731
                                                                          ========      ========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - MANAGEMENT'S OPINION

                  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of August 31, 1997 and May 31, 1997; the results of operations for the three months ended August 31, 1997 and 1996, and cash flows for the three months ended August 31, 1997 and 1996.

                  The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1997 Worthington Industries, Inc. Annual Report to Shareholders which is included in the Company's 1997 Form 10-K.


NOTE B - INCOME TAXES

                  The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income.


NOTE C - EARNINGS PER SHARE

                  Earnings per common share for the three months ended August 31, 1997 and 1996 are based on the weighted average common shares outstanding during each of the respective periods.


NOTE D - RESULTS OF OPERATIONS

                  The results of operations for the three months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE E - INVOLUNTARY CONVERSION OF ASSETS

                  On August 14, 1997, the Company experienced a fire at its steel processing facility in Monroe, Ohio. The fire significantly damaged the pickling area of the facility and caused less extensive damage to the remainder of the plant. The Company has shifted as much business as possible to its other locations, with the remainder being sent to third party processors. The blanking operations are currently running, slitting is expected to return within a few months, and pickling in around one year.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         The Company carries both property damage and business interruption insurance and as a result, management does not expect the fire to have a material adverse impact on the Company's financial results. The total loss from business interruption, extra expenses and property damage is expected to be in excess of $60 million. The deductible portion of the loss (one-half million dollars) was included as other expense during the quarter ended August 31, 1997. The Company will record the expected insurance recovery for business interruption and extra expenses as a receivable, netted with amounts advanced by the insurance company. The estimated net benefit from the business interruption insurance which approximates the operating income which would have resulted had the fire not occurred, is included in net sales and other revenues.

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

         The first quarter results were a record for sales and core earnings (excluding Rouge Steel equity earnings). For the three months ended August 31, 1997, net sales of $500.4 million were 16% higher than in last year's first quarter. Net earnings were $22.7 million and earnings per share were $.24, both up 4% from the previous year.

         Sales increases for the quarter were achieved for all segments. Volume increased in the metal framing, automotive body panel, cylinder, plastic and steel castings businesses. Pricing increased in metal framing and automotive body panels. Earnings for the quarter were supported by significant increases in metal framing, automotive body panels, cylinders and equity in net income of unconsolidated affiliates.

         Gross margin was up 13% for the quarter and as a percentage of sales was 14.3% (14.7% last year). Material, labor and overhead costs were higher for the quarter due to the inclusion of acquired operations in the current year amounts and the startup of the Delta steel processing plant. The material cost component of cost of goods sold, primarily in steel processing, contributed to most of the increase.

         Selling, general and administrative expense increased 21% for the quarter due mostly to the startup of Delta and the inclusion of expenses for acquired operations in the current year. As a percent of sales, this expense for the quarter was 6.5% (6.2% last year). Operating income was 7% higher for the quarter. As a percentage of sales, operating income was 7.8% for the quarter (8.5% last year).

         Interest expense increased 72% for the three months. Average debt outstanding increased due to the high level of capital expenditures and the average interest rate increased from last year. The Company capitalized interest of $1,469,000 ($929,000 last year) during the quarter.

         Equity in net income of unconsolidated affiliates was up 61% for the quarter. Equity from Worthington Armstrong Venture and Acerex were up significantly for the period.

         Income taxes decreased 2% for the three month period as the effective tax rate was lower (37.0% compared to 38.3%) due to lower state taxes.

         The processed steel products segment posted record sales for the period due to increased volume for the metal framing business, auto body panels and cylinders and the startup of the Delta, Ohio facility. Steel processing sales improved from last year despite summer strikes, shutdowns in the automotive and appliance markets and a fire at the Monroe, Ohio plant. The new nickel plating line at the Malvern, Pa. plant started production in June.

         On August 14, 1997, the Company experienced a fire at its steel processing facility in Monroe. The fire significantly damaged the pickling area of the facility and caused less extensive damage to the remainder of the plant. The Company has shifted as much business as possible to its other locations, with the remainder being sent to third party processors. Blanking is now back in operation, while slitting is expected to return within a few months and pickling in around one year. The estimated net benefit from the business interruption insurance, which approximates the operating income which would have resulted had the fire not occurred, is included in net sales and other revenues.

         Pressure cylinders' sales and operating income were up because of increased volume for steel portables and high pressure cylinders. The metal framing business contributed to the increased sales and operating income for the segment, benefiting from improved market conditions and operating efficiency gains. The auto body panel business experienced increased volume and higher operating income for the three months due to strong demand for its automotive replacement parts.

         Sales for the custom products segment were up for the first quarter; however, operating income was lower. The plastics operation increased sales due to the acquisition of PMI in December 1996. Operating income was lower because of the summer strikes and shutdowns in the automotive and appliance sectors. During the quarter, a strategic alliance with a German plastics company, Troester Systeme und Komponenten, was formed allowing global growth without additional capital investment. Precision Metals profits increased above last year's first quarter on sales that were flat.

         The cast products segment continues to suffer from lower volume and operating income was down for the quarter.


LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1997, the Company's current ratio was 2.2:1, down from 2.4:1 at May 31, 1997, mostly due to a decrease in accounts receivable. Total debt as a percentage of total committed capital (total debt and shareholder's equity), both excluding DECS, decreased to 36% from 37% at May 31, 1997. Working capital was $315.2 million, 43% of the Company's total net worth, down from 49% at May 31, 1997. As a percentage of annualized sales, working capital was 15.7%, down from 17.3% for last year's first quarter.

         During the three months, the Company's cash position decreased by $5.6 million. Cash provided by operating activities was $71.5 million, up from $53.6 last year. Capital expenditures of $74.4 million and dividends paid of $12.6 million were funded mostly from cash provided from operations and proceeds from minority interest investment. Capital expenditures were up 55% over last year and will continue at high levels with the construction of the Decatur, Alabama steel processing plant and funding of the Spartan Steel joint venture.

         At August 31, 1997, $50 million of the $190 million revolving credit facility was unused. The Company expects its operating results and cash from normal operating activities to improve during the remainder of the fiscal year. Additional borrowings may be needed to support anticipated capital expenditures. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses. The Company regularly considers long-term debt issuance an alternative depending on financial market conditions.


FORWARD-LOOKING INFORMATION

         The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements by the Company relating to future revenues and cash, growth, or plant start-ups or capabilities and other statements which are not historical information constitute "forward looking statements" within the meaning of the Act. All forward looking statements are subject to risks and uncertainties which could cause actual results to differ from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions; conditions in the Company's major markets; competitive factors and pricing pressures; product demand and changes in product mix; changes in pricing or availability of raw material, particularly steel; delays in construction or equipment supply; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant's annual Meeting of Shareholders was held on September 18, 1997. In connection with the meeting, proxies were solicited. Following are the voting results on proposals considered and voted upon.


1. All nominees for Class of Directors whose term expires in 2000 were elected by the stockholders who were present or represented by proxy.

                                           VOTES FOR                VOTES
                                         THE ELECTION            WITHHOLDING
                                         OF DIRECTOR          AUTHORITY TO VOTE
                                         -----------          -----------------
         Charles R. Carson                83,919,790                749,982
         William S. Dietrich              83,552,443              1,147,329
         John E. Fisher                   83,889,465                780,307
         John F. Havens                   83,893,855                775,918
         Charles D. Minor                 83,901,772                767,991

2. The Amendment to the Worthington Industries, Inc. 1990 Stock Option Plan to insert limitations called for under Section 162(m) of the Internal Revenue Code was approved by the following vote:

         FOR: 81,524,539        AGAINST: 2,700,926       ABSTAIN: 444,307

3. The Worthington Industries, Inc. 1997 Long-Term Incentive Plan was approved by the following vote:

         FOR: 69,562,133        AGAINST: 14,661,477      ABSTAIN: 446,162

4. The selection of Ernst & Young as auditors of the Company was ratified by the following vote:

         FOR: 84,331,578        AGAINST: 121,462         ABSTAIN: 216,732


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits - Exhibit 27 Financial Data Schedule

B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended August 31, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WORTHINGTON INDUSTRIES, INC.


Date: October 14, 1997                       By: /s/Donald  G. Barger, Jr.
                                                 -------------------------
                                                 Donald  G.  Barger, Jr.
                                                 Vice President-Chief
                                                 Financial Officer


                                             By: /s/Michael R. Sayre
                                                 -------------------------
     `                                           Michael R. Sayre
                                                 Controller