Form 10-Q
period 1997-11-30
WORTHINGTON INDUSTRIES INC
filed 1998-01-14
CIK 108516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: November 30, 1997                  Commission File No. 0-4016


                          WORTHINGTON INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         DELAWARE                                      31-1189815
------------------------               -----------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

1205 Dearborn Drive, Columbus, Ohio                      43085
-----------------------------------                  --------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (614) 438-3210
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed From Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               96,819,510
----------------------------                      ------------------------------
          Class                                   Outstanding  December 31, 1997

                          WORTHINGTON INDUSTRIES, INC.


                                      INDEX





                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

             Consolidated Condensed Balance Sheets -
             November 30, 1997 and May 31, 1997...........................3

             Consolidated Condensed Statements of Earnings -
             Three and Six Months Ended November 30, 1997 and 1996........5

             Consolidated Condensed Statements of Cash Flows
             Six Months Ended November 30, 1997 and 1996..................6

             Notes to Consolidated Condensed Financial Statements.........7

             Management's Discussion and Analysis of
             Results of Operations and Financial Condition................9


PART II. OTHER INFORMATION................................................13

                          PART I. FINANCIAL INFORMATION
                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)


                                                    November 30         May 31
                                                       1997              1997
                                                    -----------        ---------
                                                    (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents                        $    6,300        $    7,212
   Accounts receivable - net                           257,343           266,836
   Inventories
     Raw materials                                     172,234           187,572
     Work in process and finished products             106,405           109,316
                                                    ----------        ----------
       Total Inventories                               278,639           296,888
   Prepaid expenses and other current assets            37,865            23,192
                                                    ----------        ----------

     TOTAL CURRENT ASSETS                              580,147           594,128

Investment in Unconsolidated Affiliates                 60,956            57,040
Intangible Assets                                       96,690            98,132
Other Assets                                            30,106            32,365
Investment in Rouge                                     91,494            88,494
Property, plant and equipment                        1,189,108         1,036,621
Less accumulated depreciation                          373,554           345,594
                                                    ----------        ----------
     Property, Plant and Equipment - net               815,554           691,027
                                                    ----------        ----------

     TOTAL ASSETS                                   $1,674,947        $1,561,186
                                                    ==========        ==========

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)


                                                    November 30         May 31
                                                       1997              1997
                                                    -----------      -----------
                                                    (Unaudited)        (Audited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                 $   121,370      $   117,910
   Notes payable                                        107,661           50,000
   Accrued compensation, contributions to
    employee benefit plans and related taxes             37,785           38,058
   Dividends payable                                     12,587           12,572
   Other accrued items                                   36,047           20,244
   Income taxes                                           3,475            2,026
   Current maturities of long-term debt                   2,463            5,984
                                                    -----------      -----------

     TOTAL CURRENT LIABILITIES                          321,388          246,794

Other Liabilities                                        16,657           18,839
Long-Term Debt:
   Conventional long-term debt                          362,595          361,899
   Debt exchangeable for common stock                    91,494           88,494
                                                    -----------      -----------
     Total Long-Term Debt                               454,089          450,393
Deferred Income Taxes                                   120,657          120,765
Minority Interest                                        26,142            8,877

Shareholders' Equity
   Common shares, $.01 par value                            969              968
   Additional paid-in capital                           115,557          114,052
   Unrealized loss on investment                         (5,556)          (5,563)
   Foreign currency translation                          (2,417)          (1,861)
   Retained earnings                                    627,461          607,922
                                                    -----------      -----------

     TOTAL SHAREHOLDERS' EQUITY                         736,014          715,518
                                                    -----------      -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,674,947      $ 1,561,186
                                                    ===========      ===========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         (In Thousands Except Per Share)
                                   (Unaudited)


                                                         Three Months Ended                     Six Months Ended
                                                            November 30                           November 30
                                                            -----------                           -----------
                                                      1997                1996              1997                1996
                                                      ----                ----              ----                ----

Net sales                                        $   520,320         $   458,349         $ 1,020,747         $   888,641
Cost of goods sold                                   447,529             392,661             876,625             759,598
                                                 -----------         -----------         -----------         -----------
  GROSS MARGIN                                        72,791              65,688             144,122             129,043

Selling, general & administrative expense             37,008              29,689              69,440              56,557
                                                 -----------         -----------         -----------         -----------
  OPERATING INCOME                                    35,783              35,999              74,682              72,486

Other income (expense):
   Miscellaneous income (expense)                        685                 302                 477                 729
   Interest expense                                   (6,876)             (3,290)            (13,654)             (7,237)
   Equity in net income of unconsolidated
      affiliates                                       5,170               3,153               9,375               5,768
                                                 -----------         -----------         -----------         -----------
  EARNINGS BEFORE INCOME TAXES                        34,762              36,164              70,880              71,746

Income taxes                                          12,862              13,497              26,226              27,118
                                                 -----------         -----------         -----------         -----------
  NET EARNINGS                                   $    21,900         $    22,667         $    44,654         $    44,628
                                                 ===========         ===========         ===========         ===========


AVERAGE COMMON SHARES OUTSTANDING                     96,784              96,510              96,761              96,511


EARNINGS PER COMMON SHARE                               $.23                $.23                $.46                $.46
                                                        ----                ----                ----                ----


CASH DIVIDENDS DECLARED
     PER COMMON SHARE                                   $.13                $.12                $.26                $.24
                                                        ----                ----                ----                ----







See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)


                                                                                   Six Months Ended
                                                                                     November 30
                                                                                     -----------
                                                                                1997              1996
                                                                                ----              ----
OPERATING ACTIVITIES
   Net earnings                                                              $  44,654         $  44,628
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                             30,264            24,126
      Deferred income taxes                                                       (108)             (108)
      Equity in undistributed net income of unconsolidated affiliates           (4,289)           (1,616)
      Minority interest in net loss of consolidated subsidiary                     (16)
      Changes in assets and liabilities:
          Current assets                                                        12,835           (11,460)
          Other assets                                                           2,212              (843)
          Current liabilities                                                   20,439           (17,448)
          Other liabilities                                                     (2,182)             (671)
                                                                             ---------         ---------
      Net Cash Provided By Operating Activities                                103,809            36,608

INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                           (153,295)          (78,582)
   Acquisitions, net of cash acquired                                                             (8,380)
                                                                             ---------         ---------
      Net Cash Used By Investing Activities                                   (153,295)          (86,962)

FINANCING ACTIVITIES
   Proceeds from (payments on) short-term borrowings                            57,661            33,500
   Proceeds from long-term debt                                                  2,267            28,459
   Principal payments on long-term debt                                         (5,092)           (8,689)
   Proceeds from issuance of common shares                                       1,607             1,268
   Proceeds from minority interest                                              17,281
   Repurchase of common shares                                                                    (1,211)
   Dividends paid                                                              (25,150)          (21,800)
                                                                             ---------         ---------
      Net Cash Provided By Financing Activities                                 48,574            31,527
                                                                             ---------         ---------

Decrease in cash and cash equivalents                                             (912)          (18,827)

Cash and cash equivalents at beginning of period                                 7,212            17,580
                                                                             ---------         ---------

Cash and cash equivalents at end of period                                   $   6,300         $   1,247
                                                                             =========         =========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - MANAGEMENT'S OPINION
         --------------------

                  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of November 30, 1997 and May 31, 1997; the results of operations for the three and six months ended November 30, 1997 and 1996, and cash flows for the six months ended November 30, 1997 and 1996.


                  The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1997 Worthington Industries, Inc. Annual Report to Shareholders which is included in the Company's 1997 Form 10-K.


NOTE B - INCOME TAXES
         ------------

                  The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income.


NOTE C - EARNINGS PER SHARE
         ------------------

                  Earnings per common share for the three and six months ended November 30, 1997 and 1996 are based on the weighted average common shares outstanding during each of the respective periods.

NOTE D - RESULTS OF OPERATIONS
         ---------------------

                  The results of operations for the three and six months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE E - INVOLUNTARY CONVERSION OF ASSETS
         --------------------------------

                 On August 14, 1997, the Company experienced a fire at its steel processing facility in Monroe, Ohio. The fire significantly damaged the pickling area of the facility and caused less extensive damage to the remainder of the plant. The Company has shifted as much business as possible to its other locations, with the remainder being sent to third party processors. Blanking operations have resumed with slitting expected to return within a few months, and pickling in less than one year.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


                 The Company carries both property damage and business interruption insurance and as a result, management does not expect the fire to have a material adverse impact on the Company's financial results. The total loss from business interruption, extra expenses and property damage is expected to be around $75 million. The Company will record the expected insurance recovery for business interruption and extra expenses as a receivable, netted with amounts advanced by the insurance company. The estimated lost net benefit from the business interruption insurance for the reporting period, which approximates the operating income which would have resulted had the fire not occurred thru November 30, 1997 was approximately $4,000,000 and was included in net sales and other revenues.


NOTE F - DEBT
         ----

                 On December 9, 1997, the Company issued $150 million of 6.7% Notes due 2009. The proceeds were used to pay down $90 million of the revolving credit facility (leaving $140 million available) and to pay $60 million of other debt. The Notes were issued against the $450 million shelf registration.

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

         The second quarter sales were a record for the Company. For the three months ended November 30, 1997, net sales of $520.3 million were 14% higher than in last year's second quarter. Net earnings were $21.9 million, down 3% from last year. Earnings per share were $.23, even with the previous year.

         Sales for the first six months results were a record. For the six months ended November 30, 1997, net sales of $1.02 billion were 15% higher than in last year's first six months. Net earnings were $44.7 million and earnings per share were $.46, both even with the previous year.

         Sales increases for the quarter and six months were achieved for all segments. Increased earnings for the quarter and six months for processed steel products were offset by lower results for custom products and cast products.

         Gross margin was up 11% for the quarter and 12% for the six months, and as a percentage of sales was 14.0% for the quarter(14.3% last year) and 14.1% for the six months (14.5% last year). Material, labor and overhead costs were higher for the quarter and six months due to the inclusion of acquired operations in the current year amounts and the startup of the Delta steel processing plant. The material cost component of cost of goods sold, primarily in steel processing, contributed to most of the increase in costs.

         Selling, general and administrative expense increased 25% for the quarter and 23% for the six months due mostly to the startup of the Delta and Decatur steel processing plants and the inclusion of expenses for acquired operations in the current year. As a percent of sales, this expense was 7.1% for the quarter (6.5% last year) and 6.8% for the six months (6.4% last year). Operating income was 1% lower for the quarter and 3% higher for the six months. As a percentage of sales, operating income was 6.9% for the quarter (7.9% last year) and 7.3% for the six months (8.2% last year).

         Interest expense increased 109% for the three months and 89% year to date. Average debt outstanding increased due to the high level of capital expenditures and the average interest rate increased over last year. The Company capitalized interest of $1,786,000 ($1,968,000 last year) during the quarter and $3,255,000 ($2,897,000 last year) for the six months.

         Equity in net income of unconsolidated affiliates was up 64% for the quarter and 63% for the six months. Equity from Worthington Armstrong Venture, TWB and Acerex were up significantly for each period.

         Income taxes decreased 5% for the three month period and 3% for the six months as the effective tax rate was lower (37.0% for the quarter and year-to-date compared to last year's 37.3% for the quarter and 37.8% year-to-date) due to lower state taxes.

         The processed steel products segment posted record sales for both periods as all lines of business increased sales. Operating income was up significantly for both periods and margin percentages equal to last year. Last year's results were up for both periods from fiscal 1996 as the effect of automotive strikes were more than offset by increased profitability at pressure cylinders and metal framing. Steel processing sales improved from last year at the majority of the plants despite summer strikes, shutdowns in the automotive and appliance markets and a fire at the Monroe, Ohio plant. New sales from the start-up of the Delta, Ohio plant contributed the largest increase. Steel processing operating income was up for the quarter and down for the six month period. Second quarter's profitability was supported by the Delta's startup and some margin improvements. Steel processing had lower margins in the first six months and poor volume at the Malvern, PA plant.

         On August 14, 1997, the Company experienced a fire at its steel processing facility in Monroe. The fire significantly damaged the pickling area of the facility and caused less extensive damage to the remainder of the plant. The Company has shifted as much business as possible to its other locations, with the remainder being sent to third party processors. Blanking is now back in operation, while slitting is expected to return within a few months and pickling in around one year. The estimated net benefit from the business interruption insurance, which approximates the lost operating income which would have resulted had the fire not occurred thru November 30, 1997 was approximately $4,000,000 and was included in net sales and other revenues.

         Pressure cylinders' sales were up for the quarter due to product mix; however, the change in mix resulted in lower operating income. For the six months sales and operating income were up due to increased volume from market share gains. The metal framing business increased sales and operating income due with higher volume and selling prices due to improved market conditions and operating efficiency gains. The auto body panel business continued to contribute significantly to the segment's increased operating income for the quarter and six month periods. Increased volume continued due to strong demand for its automotive replacement parts.

       Sales for the custom products segment were up for the first quarter and six months; however, operating income was lower for both periods. Last year's results for each period improved over fiscal 1996 due to higher volume for automotive contracts and improvement at newer, non-automotive plants. The Plastics operations increased sales for both periods due to the acquisition of PMI in December 1996. Operating income was lower for both periods because of the summer strikes and shutdowns in the automotive and appliance sectors and the end of a major automotive contract. During August, the plastics operation formed a strategic alliance with a German plastics company, Troester Systeme und Komponenten, opening up opportunities for global growth without additional capital investment. Precision Metals profits increased above last year's second quarter and six months on sales that were flat for the quarter and slightly lower for the six month period.


         Sales for the cast products segment sales were higher than in last year's second quarter and first six months; however, operating income was lower due to lower selling prices, higher material costs and production inefficiencies. Last year's results were lower than in fiscal 1996 because of lower volume and the resulting decreases in production efficiencies and coverage of fixed costs.


LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1997, the Company's current ratio was 1.8:1, down from 2.4:1 at May 31, 1997, mostly due to an increase in notes and accounts payable. Total debt as a percentage of total committed capital (total debt and shareholder's equity), both excluding DECS, increased to 39% from 37% at May 31, 1997. Working capital was $258.8 million, 35% of the Company's total net worth, down from 49% at May 31, 1997. As a percentage of annualized sales, average working capital was 14.8%, down from 18.4% for last year's first six months.


         During the six months, the Company's cash position decreased by $.9 million. Cash provided by operating activities was $103.8 million, up from $36.6 million last year. Capital expenditures of $153.3 million and dividends paid of $25.2 million were funded mostly from cash provided from operations, short-term borrowings and proceeds from minority interest investment. Capital expenditures were up 95% over last year and will continue at high levels throughout the fiscal year with the construction of the Decatur, Alabama steel processing plant and funding of the Spartan Steel joint venture.


         At November 30, 1997, $140 million of the $190 million revolving credit facility was unused. On December 9, 1997, the Company issued $150 million of 6.7% notes due 2009 against the $450 million "shelf" registration established in May 1996. The Company expects its operating results and cash from normal operating activities to improve during the remainder of the fiscal year. Additional borrowings may be needed to support anticipated capital expenditures.

Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses. The Company will continue to consider long-term debt issuance as an alternative depending on financial market conditions.

IMPACT OF YEAR 2000

The Company has completed an assessment regarding modifications of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $1.8 million ($.6 million incurred to date), the remaining amount will be evenly expensed between now and the estimated completion date in the fourth calendar quarter of 1998. The Company believes, that with the modifications to existing software, the Year 2000 Issue will not pose significant operational problems. The Company has initiated communications with significant vendors and customers to confirm their plans to become Year 2000 compliant and assess any possible risk or effects to the Company's operations. The Company believes their systems will be properly converted and sufficiently compliant as to not materially affect operations.


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

   PART II.   OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


A. Exhibits - Exhibit 4 Second Supplemental Indenture dated as of December 12, 1997 between the Company and PNC Bank, National Association, as Trustee Exhibit 27 Financial Data Schedule

B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended November 30, 1997.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WORTHINGTON INDUSTRIES, INC.



Date: January 13, 1998              By: /s/ Donald  G. Barger, Jr.
      ----------------                 -----------------------------------------
                                        Donald G. Barger, Jr.
                                        Vice President-Chief Financial Officer


                                    By: /s/ Michael R. Sayre
                                        ----------------------------------------
                                        Michael R. Sayre
                                        Controller