Form 10-Q
period 1998-02-28
WORTHINGTON INDUSTRIES INC
filed 1998-04-14
CIK 108516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended: February 28, 1998           Commission File No. 0-4016


                          WORTHINGTON INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                 31-1189815
 -------------------------------------     -------------------------------------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

   1205 Dearborn Drive, Columbus, Ohio                     43085
----------------------------------------               --------------
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


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                       96,724,122
 -------------------------------------     -------------------------------------
                Class                            Outstanding March 31, 1998

                          WORTHINGTON INDUSTRIES, INC.


                                      INDEX


                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

             Consolidated Condensed Balance Sheets -
             February 28, 1998 and May 31, 1997...........................3

             Consolidated Condensed Statements of Earnings -
             Three and Nine Months Ended February 28, 1998 and 1997.......5

             Consolidated Condensed Statements of Cash Flows
             Nine Months Ended February 28, 1998 and 1997.................6

             Notes to Consolidated Condensed Financial Statements.........7

             Management's Discussion and Analysis of
             Results of Operations and Financial Condition...............10


PART II. OTHER INFORMATION...............................................15

                          PART I. FINANCIAL INFORMATION
                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)

                                                    February 28        May 31
                                                       1998             1997
                                                    -----------        ------
                                                    (Unaudited)       (Audited)

                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents                        $    7,147       $    7,212
   Accounts receivable - net                           304,466          266,836
   Inventories
     Raw materials                                     167,945          187,572
     Work in process and finished products             112,854          109,316
                                                    ----------       ----------
       Total Inventories                               280,799          296,888
   Prepaid expenses and other current assets            31,055           23,192
                                                    ----------       ----------

     TOTAL CURRENT ASSETS                              623,467          594,128

Investment in Unconsolidated Affiliates                 62,196           57,040
Intangible Assets                                       96,055           98,132
Other Assets                                            34,878           32,365
Investment in Rouge                                     88,494           88,494
Property, plant and equipment                        1,229,913        1,036,621
Less accumulated depreciation                          371,324          345,594
                                                    ----------       ----------
     Property, Plant and Equipment - net               858,589          691,027
                                                    ----------       ----------

     TOTAL ASSETS                                   $1,763,679       $1,561,186
                                                    ==========       ==========

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)

                                                    February 28        May 31
                                                       1998             1997
                                                    -----------        ------
                                                    (Unaudited)       (Audited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                 $  159,684       $  117,910
   Notes payable                                        55,700           50,000
   Accrued compensation, contributions to
    employee benefit plans and related taxes            38,359           38,058
   Dividends payable                                    12,574           12,572
   Other accrued items                                  23,114           20,244
   Income taxes                                         15,051            2,026
   Current maturities of long-term debt                  2,038            5,984
                                                    ----------       ----------

     TOTAL CURRENT LIABILITIES                         306,520          246,794

Other Liabilities                                       17,217           18,839
Long-Term Debt:
   Conventional long-term debt                         422,124          361,899
Debt exchangeable for common stock                      88,494           88,494
                                                    ----------       ----------
     Total Long-Term Debt                              510,618          450,393
Deferred Income Taxes                                  131,627          120,765
Minority Interest                                       35,171            8,877

Shareholders' Equity
   Common shares, $.01 par value                           968              968
   Additional paid-in capital                          115,661          114,052
   Unrealized loss on investment                        (5,556)          (5,563)
   Foreign currency translation                         (2,497)          (1,861)
   Retained earnings                                   653,950          607,922
                                                    ----------       ----------

     TOTAL SHAREHOLDERS' EQUITY                        762,526          715,518
                                                    ----------       ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,763,679       $1,561,186
                                                    ==========       ==========


See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         (In Thousands Except Per Share)
                                   (Unaudited)
                                                      Three Months Ended                   Nine Months Ended
                                                          February 28                         February 28
                                                          -----------                         -----------
                                                     1998             1997              1998               1997
                                                     ----             ----              ----               ----
Net sales                                          $518,520         $486,551         $1,539,267         $1,375,192
Cost of goods sold                                  446,557          418,312          1,323,182          1,177,910
                                                   --------         --------         ----------         ----------
  GROSS MARGIN                                       71,963           68,239            216,085            197,282

Selling, general & administrative expense            35,748           33,166            105,188             89,723
                                                   --------         --------         ----------         ----------
  OPERATING INCOME                                   36,215           35,073            110,897            107,559

Other income (expense):
   Miscellaneous income                                 242              354                719              1,083
   Interest expense                                  (5,816)          (4,386)           (19,470)           (11,623)
   Equity in net income of unconsolidated
      affiliates                                      4,832            3,525             14,207              9,293
                                                   --------         --------         ----------         ----------
  EARNINGS BEFORE INCOME TAXES                       35,473           34,566            106,353            106,312

Income taxes                                         13,125           12,749             39,351             39,867
                                                   --------         --------         ----------         ----------
  EARNINGS BEFORE EXTRAORDINARY ITEM                 22,348           21,817             67,002             66,445
  EXTRAORDINARY ITEM, NET OF TAXES                   18,771                              18,771                 --
                                                   --------         --------         ----------         ----------
  NET EARNINGS                                     $ 41,119         $ 21,817         $   85,773         $   66,445
                                                   ========         ========         ==========         ==========


AVERAGE COMMON SHARES OUTSTANDING                    96,781           96,570             96,768             96,530


EARNINGS PER COMMON SHARE - BASIC & DILUTED
-------------------------------------------
   EARNINGS BEFORE EXTRAORDINARY ITEM              $    .23         $    .23         $      .69         $      .69
   EXTRAORDINARY ITEM, NET OF TAXES                     .19               --                .19                 --
                                                   --------         --------         ----------         ----------
   NET EARNINGS                                    $    .42         $    .23         $      .88         $      .69
                                                   ========         ========         ==========         ==========


CASH DIVIDENDS DECLARED
     PER COMMON SHARE                              $    .13         $    .12         $      .39         $      .36
                                                   --------         --------         ----------         ----------

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)
                                                                                  Nine Months Ended
                                                                                     February 28
                                                                                     -----------
                                                                                1998              1997
                                                                                ----              ----
OPERATING ACTIVITIES
   Net earnings                                                              $  85,773         $  66,445
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                             45,513            40,209
      Deferred income taxes                                                     10,862              (312)
      Equity in undistributed net income of unconsolidated affiliates           (5,755)           (5,141)
      Minority interest in net loss of consolidated subsidiary                    (106)
      Extraordinary Gain                                                       (29,795)
      Changes in assets and liabilities:
          Current assets                                                       (29,492)          (64,696)
          Other assets                                                          (2,664)             (647)
          Current liabilities                                                   57,970            (6,348)
           Other liabilities                                                    (1,622)            1,232
                                                                             ---------         ---------
Net Cash Provided By Operating Activities                                      130,684            30,742

INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                           (219,728)         (124,679)
   Acquisitions, net of cash acquired                                                            (69,942)
   Investment in unconsolidated affiliates                                                        (5,424)
   Proceeds from property insurance                                             38,683
                                                                             ---------         ---------
      Net Cash Used By Investing Activities                                   (181,045)         (200,045)

FINANCING ACTIVITIES
   Proceeds from (payments on) short-term borrowings                             5,700           142,100
   Proceeds from long-term debt                                                152,829            63,469
   Principal payments on long-term debt                                        (96,550)          (19,326)
   Proceeds from issuance of common shares                                       1,846             2,156
   Proceeds from minority interest                                              26,400
   Repurchase of common shares                                                  (2,192)           (1,211)
   Dividends paid                                                              (37,737)          (32,702)
                                                                             ---------         ---------
      Net Cash Provided By Financing Activities                                 50,296           154,486
                                                                             ---------         ---------
Decrease in cash and cash equivalents                                              (65)          (14,817)
Cash and cash equivalents at beginning of period                                 7,212            17,580
                                                                             ---------         ---------
Cash and cash equivalents at end of period                                   $   7,147         $   2,763
                                                                             =========         =========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S OPINION
         --------------------

                  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of February 28, 1998 and May 31, 1997; the results of operations for the three and nine months ended February 28, 1998 and 1997, and cash flows for the nine months ended February 28, 1998 and 1997.

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


NOTE C - RESULTS OF OPERATIONS
         ---------------------

                  The results of operations for the three and nine months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE D - ACCOUNTING CHANGE - START-UP COSTS
         ----------------------------------

                  During December 1997, the Accounting Standards Executive Committee (AcSEC) cleared for issuance a proposed Statement of Position
         (SOP), "Reporting on the Costs of Start-Up Activities." This SOP, when issued, would be effective for fiscal 2000, and require that start-up costs be expensed as incurred and that such costs capitalized previously be expensed as a cumulative effect of change in accounting principle. As of February 28, 1998, the Company has capitalized (net of amortization) $9,665,000 of start-up costs. The Company will continue to capitalize these costs until June 1, 1999 and estimates that the total unamortized costs at that time will be approximately $12,000,000.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE E- EARNINGS PER SHARE
        ------------------

                  During February 1997, the Financial Accounting Standards Board
         (FASB) issued Statement No. 128, "Earnings Per Share," effective for the Company's third quarter ended February 28, 1998. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended                    Nine Months Ended
                                                                  February 28                           February 28
                                                                  -----------                           -----------
                                                            1998               1997               1998               1997
                                                            ----               ----               ----               ----
         ($000)
         Numerator(Basic & Diluted):
         ---------------------------

         Earnings Before Extraordinary
         Item-income available to common
         shareholders                                    $    22,348        $    21,817        $    67,002        $    66,445
                                                         ===========        ===========        ===========        ===========

         Denominator:
         ------------
         Denominator for basic earnings per
         share - weighted-average shares                  96,780,972         96,569,575         96,767,931         96,530,461

         Effect of dilutive securities -
         employee stock options                              169,371            272,381            206,293            298,047
                                                         -----------        -----------        -----------        -----------

         Denominator for diluted earnings per
         share - adjusted weighted-average shares         96,950,343         96,841,956         96,974,224         96,828,508
                                                         ===========        ===========        ===========        ===========

         Basic earnings per share - before
         extraordinary item                              $       .23        $       .23        $       .69        $       .69
                                                         ===========        ===========        ===========        ===========

         Diluted earnings per share - before
         extraordinary item                              $       .23        $       .23        $       .69        $       .69
                                                         ===========        ===========        ===========        ===========

         Antidilutive securities (a)                       2,004,396            730,311          1,510,631            433,654
                                                         ===========        ===========        ===========        ===========

         (a) Securities that could potentially dilute basic EPS not included in the computation of diluted EPS because to do so would have been antidilutive for the period(s) presented.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE F - EXTRAORDINARY ITEM - INVOLUNTARY CONVERSION OF ASSETS
         -----------------------------------------------------

                 On August 14, 1997, the Company experienced a fire at its steel processing facility in Monroe, Ohio. The fire significantly damaged the pickling area of the facility and caused less extensive damage to the remainder of the plant. The Company has shifted as much business as possible to its other locations, with the remainder being sent to third party processors. Blanking and slitting operations have resumed and pickling is expected to resume by first quarter of fiscal 1999.

                  The Company carries both property damage and business interruption insurance and as a result, management does not expect the fire to have a material adverse impact on the Company's financial results. The total loss from business interruption, extra expenses and property damage is expected to be in excess of $75 million.

                  Insurance proceeds received to February 28, 1998 were as follows:
                         ($000)
                         ------
                         Property and equipment             $38,683
                         Inventory                            2,500
                         Business interruption               12,800
                         Other expenses                       7,917
                                                            -------
                                                            $61,900
                                                            =======

                  The proceeds related to damaged inventory approximated cost. The proceeds related to business interruption represent $6,060,000 for lost operating income which is included in net sales, and $6,740,000 for costs incurred to mitigate the loss which have been reflected as an offsetting reduction of the related expense. The proceeds for other expenses represent reimbursement for non-recurring expenses related to the fire and were reflected as an offsetting reduction of manufacturing costs.

                  During the quarter, the Company settled the property portion of the insurance claim and the business interruption portion through February 28, 1998. The property settlement, $38,683,000, resulted in an extraordinary gain as these proceeds were for "replacement value", which was significantly in excess of the remaining book value. The breakdown of the extraordinary item shown on the consolidated condensed statements of earnings is as follows:
                         ($000)
                         ------
                         Proceeds                           $38,683
                         Less book value                      8,888
                         Gain on involuntary conversion      29,795
                         Income tax provision                11,024
                                                            -------
                                                            $18,771
                                                            =======

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

         For the three months ended February 28, 1998, net sales of $518.5 million were 7% higher than in last year's third quarter. Earnings before extraordinary item of $22.3 million, were up 2% from last year. Earnings per share before extraordinary item of $.23, were even with the previous year.

         For the nine months ended February 28, 1998, net sales of $1.5 billion were 12% higher than in last year's first nine months. Earnings before extraordinary item of $67.0 million, were up 1% from last year. Earnings per share before extraordinary item of $.69, were even with the previous year.

         During the quarter, the Company settled the property portion of the insurance claim and the business interruption portion (through February 28, 1998) arising from the August 1997 fire at its Monroe, Ohio steel processing facility. The property settlement resulted in an after-tax gain of $18.8 million and represents the difference between the book value of the destroyed assets and the settlement. With the extraordinary gain, third quarter earnings were $41.1 million versus the prior year's $21.8 million. Earnings during the nine month period with the extraordinary gain were $85.8 million compared to last year's $66.4 million.

         Sales increases for the quarter were achieved for the Processed Steel Products and Cast Products segments, driven mostly by volume. All segments' sales remain ahead of last year's first nine months. Earnings increased for the quarter and nine months due to increased results for processed steel products and joint ventures which were offset by lower results for custom products and cast products. Last year's third quarter sales increase was driven by volume increases in steel processing, automotive body panels and cylinders, and the acquisitions of the metal framing business, PMI and SCM Technologies. Fiscal 1997's nine month sales increase reflected the inclusion of the metal framing business, PMI and SCM, and volume increases in automotive body panels and cylinders. Earnings for last year's third quarter were impacted by weaker than expected results for the metal framing business and the Malvern steel processing facility offset by increases in cylinders and plastics. Last year's nine months earnings increases were in automotive body panels, cylinders and plastics offset by lower results from cast products.

         Gross margin was up 5% for the quarter and 10% for the nine months, and as a percentage of sales was 13.9% for the quarter (14.0% last year) and 14.0% for the nine months (14.3% last year). Material, labor and overhead costs were higher for the quarter and nine months due to the inclusion of acquired operations in the current year amounts and the startup of the Delta steel processing plant. The material cost component of cost of goods sold, primarily in steel processing, contributed to most of the increase in costs.

         Selling, general and administrative expense increased 8% for the quarter and 17% for the nine months due mostly to the startup of the Delta and Decatur steel processing plants and the inclusion of expenses for acquired operations in the current year. As a percent of sales, this expense was 6.9% for the quarter (6.8% last year) and 6.8% for the nine months (6.5% last year). Operating income was 3% higher for the quarter and nine months. As a percentage of sales, operating income was 7.0% for the quarter (7.2% last year) and 7.2% for the nine months (7.8% last year).

         Interest expense increased 33% for the three months and 68% year to date. Average debt outstanding increased due to the high level of capital expenditures and the average interest rate increased from 5.7% last year to 6.5% this year. The Company capitalized interest of $3,877,000 ($2,027,000 last year) during the quarter and $7,131,000 ($4,924,000 last year) for the nine months.

         Equity in net income of unconsolidated affiliates was up 37% for the quarter and 53% for the nine months. Equity from Worthington Armstrong Venture
(WAVE), TWB and Acerex continue to contribute earnings increases. During the quarter, WAVE opened a ceiling grid plant in Benton Harbor, Michigan, its sixth new plant in four years.

         Income taxes increased 3% for the three month period and decreased 1% for the nine months as the effective tax rate of 37.0% was slightly higher for the quarter (36.9% last year) and lower year-to-date (37.5% last year) due to lower state taxes.

         The processed steel products segment posted record sales for both periods as all lines of business increased sales. Both operating income and margin percentages increased for the quarter and nine month periods. Last year's results for both periods were up from fiscal 1996 due to the inclusion of the metal framing business and increased volume for automotive body panels and cylinders. Steel processing sales improved from last year at a majority of the plants due to volume increases despite the fire at the Monroe, Ohio plant. New sales from the start-up of the Delta, Ohio plant contributed the largest increase. Steel processing operating income was up for the quarter because of increased volume and higher gross margin, and for the nine month period due to increased volume. The gains were offset somewhat by poor performance at the Malvern, Pennsylvania plant.

         On August 14, 1997, the Company experienced a fire at its steel processing facility in Monroe. The fire significantly damaged the pickling area of the facility and caused less extensive damage to the remainder of the plant. The Company has shifted as much business as possible to its other locations, with the remainder being sent to third party processors. Blanking returned to operation in September 1997, and slitting in March 1998. Pickling is expected to startup in the first quarter of fiscal 1999. The estimated net benefit from the business interruption insurance, which approximates the lost operating income which would have resulted had the fire not occurred through February 28, 1998 was $6,060,000 and was included in net sales.

         Pressure cylinders' sales were up for the quarter and nine months primarily due to higher volume in most product lines and from higher selling prices due to a more expensive valve with a new overfill protection device. The metal framing business increased sales for the quarter and nine months with higher volume and selling prices. Operating income was slightly lower for the quarter because of higher material costs. The automotive body panel business contributed to the segment's increased operating income and sales for the quarter and nine month periods. Increased volume continued due to strong demand for its automotive replacement parts. On February 23, 1998, the Company announced the signing of a definitive agreement to purchase Jos. Heiser vormals
J. Winter's Sohn, Gmbh. (Heiser). Based in Gaming, Austria, Heiser is Europe's leading producer of high pressure industrial gas cylinders.

         Sales and operating income for the custom products segment were down for the third quarter and nine months. Last year's results for each period improved over fiscal 1996 due to higher volume on certain automotive contracts and the acquisition of PMI. The Plastics operations increased sales for the nine months due to the acquisition of PMI which was not included until the third quarter of fiscal 1997. Sales for the quarter were down; however, because of decreased volume. Operating income was lower for both periods because of the summer strikes and shutdowns in the automotive and appliance sectors, the end of a major automotive contract and lower volume at PMI. In August 1998, the plastics operation formed a strategic alliance with a German plastics company, Troester Systeme und Komponenten, opening up opportunities for global growth without additional capital investment. Precision Metals profits increased above last year's third quarter and nine months on sales that were flat for both periods from the prior year.

         Sales for the cast products segment were higher than in last year's third quarter and first nine months because of increased volume; however, operating income was lower due to lower selling prices and higher material costs. Last year's results were lower than in fiscal 1997 because of lower volume and the resulting decreases in production efficiencies and coverage of fixed costs.

SUBSEQUENT EVENT

         On April 1, 1998, the Company announced its intention to explore strategic options to maximize the value of its subsidiaries, Worthington Custom Plastics, Worthington Precision Metals, and Buckeye Steel Castings. The combined companies, which make up the Company's Custom Products and Cast Products business segments, accounted for 26% of fiscal 1997 revenues. The review will involve an examination of strategic alternatives available to the Company, including the possible sale or spin off of one or more of the three business units. No target date has been set for the completion of the review. Any proceeds from the sale, if that is the outcome of the strategic review, would be used to finance the Company's steel and steel related businesses through capital spending or acquisition, repurchase of common stock, pay down debt, or some combination of these alternatives. More than 80% of the Company's capital spending over the last six years has been concentrated in the largest business segment, processed steel products. The focus has been on enhancing the Company's position in value-added steel processing and steel-related niche markets.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1998, the Company's current ratio was 2.0:1, down from 2.4:1 at May 31, 1997, mostly due to an increase in accounts payable. Total debt as a percentage of total committed capital (total debt and shareholder's equity), both excluding DECS, increased to 39% from 37% at May 31, 1997. Working capital was $316.9 million, 42% of the Company's total net worth, down from 49% at May 31, 1997. As a percentage of annualized sales, average working capital was 16.2%, down from 16.7% for last year's first nine months.

         During the nine months, the Company's cash position decreased by $.7 million. Cash provided by operating activities was $130.7 million, up from $30.7 million last year. Capital expenditures of $219.7 million and dividends paid of $37.7 million were funded mostly from cash provided from operations of $130.7 million, net long-term borrowings of $56.3 million, proceeds from minority interest investment of $26.4 million and the property insurance settlement of $38.7 million. Capital expenditures were up 76% over last year and will continue at high levels throughout the fiscal year with the construction of the Decatur, Alabama steel processing plant and funding of the Spartan Steel joint venture.

         At February 28, 1998, $140 million of the Company's $190 million revolving credit facility was unused. On December 9, 1997, the Company issued $150 million of 6.7% notes due 2009 against the $450 million "shelf" registration established in May 1996. The proceeds from this issuance were used to pay down existing debt. The Company expects its operating results and cash from normal operating activities to improve during the remainder of the fiscal year. Additional borrowings may be needed to support anticipated capital expenditures. Immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund expected normal operating cash needs, dividends, debt payments and capital expenditures for existing businesses. The Company will continue to consider long-term debt issuance as an alternative depending on financial market conditions.

IMPACT OF YEAR 2000

         The Company has completed an assessment regarding modifications of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $1.8 million. Approximately $.7 million has been incurred to date and the remaining amount will be evenly expensed between now and the estimated completion date in the fourth calendar quarter of 1998. The Company believes that, with the modifications to existing software, the Year 2000 Issue will not pose significant operational problems. The Company has initiated communications with significant vendors and customers to confirm their plans to become Year 2000 compliant and assess any possible risk or effects to the Company's operations. The Company believes their systems will be properly converted and sufficiently compliant as to not materially affect operations.

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

PART II.   OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On April 1, 1998, the Company announced its intention to explore strategic options to maximize the value of its subsidiaries, Worthington Custom Plastics, Worthington Precision Metals, and Buckeye Steel Castings, and that it had engaged investment bankers to assist in its strategic review. The review will involve an examination of the strategic alternatives available to the Company, including the possible sale or spin off of one or more of the three business units. These three businesses, which make up the Company's custom products and cast products business segments, accounted for approximately 26% of the Company's revenues for fiscal year 1997. No target date has been set for the completion of the review.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits - Exhibit 27 Financial Data Schedule

         B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended February 28, 1998.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WORTHINGTON INDUSTRIES, INC.

Date: April 14, 1998                By: /s/Donal H. Malenick
      --------------                    -------------------------------------
                                        Donal H. Malenick
                                        President and Chief Operating Officer


Date: April 14, 1998                By: /s/Michael R. Sayre
      --------------                    -------------------------------------
                                        Michael R. Sayre
                                        Controller