Form 10-K405
period 1998-05-31
WORTHINGTON INDUSTRIES INC
filed 1998-08-28
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31,1998               Commission File No. 0-4016

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                      31-1189815
---------------------------                   -------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

           1205 Dearborn Drive, Columbus, Ohio           43085
           -----------------------------------           -----
         (Address of principal executive offices)        (Zip Code)

                                 (614) 438-3210
                                 --------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                              Title of each class:
                              --------------------
 Common Stock, $.01 par value (95,692,509 shares outstanding at August 3, 1998)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 3, 1998 was approximately $1,053,000,000 (computed by reference to the closing price for such shares on such date).

      Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998 are incorporated by reference into Part I and Part II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on September 24, 1998 are incorporated by reference into Part III.

                                     PART I


ITEM 1.  -  BUSINESS.
--------------------

     Worthington Industries, Inc. was initially incorporated in 1955. Worthington Industries, Inc., together with its subsidiaries, is referred to herein as the "Company." The Company's corporate headquarters are located at 1205 Dearborn Drive, Columbus, Ohio 43085.


     During the fiscal year ended May 31, 1998, the Company operated three business segments: Processed Steel Products, Custom Products and Cast Products. In the fourth quarter of fiscal 1998, the Company completed a strategic review to explore options to maximize the value of its subsidiaries, Worthington Custom Plastics, Inc. and Worthington Precision Metals, Inc., which comprise the Custom Products segment, and Buckeye Steel Castings Company which represents the majority of the Cast Products segment. The strategic review resulted in decisions to divest those businesses and continue to focus on the Company's steel processing and metal fabricating businesses, in order to maximize the Company's strengths and opportunities. As a result of the decision to divest these three businesses, the Custom Products and Cast Products segments of the Company have been restated in the Company's Consolidated Financial Statements as Discontinued Operations. Accordingly, the Company's Continuing Operations consist of only the Processed Steel Products segment and its equity in the joint ventures discussed below.


PROCESSED STEEL PRODUCTS.
-------------------------

     The Processed Steel Products segment is made up of four lines of business. For the years ended May 31, 1998, 1997 and 1996, the percentage of sales from continuing operations generated by these four businesses was as follows: Steel Processing 56%, 56% and 68%; Pressure Cylinders 14%, 14% and 15%; Metal Framing 21%, 21% and 8%; and Aftermarket Body Panels 9%, 9% and 9%. (The percentage for 1996 for the Metal Framing business includes its sales only from February 5, 1996, the date of its acquisition.)


STEEL PROCESSING.
-----------------

     The Company's steel processing operations are conducted through its Worthington Steel Company operations ("Worthington Steel"). Worthington Steel occupies a niche in the steel industry by focusing on specialized products requiring exact specifications, which typically cannot be supplied as efficiently by steel mills, metal service centers or steel end users. Worthington Steel is the largest independent flat rolled steel processor in the United States and operates eleven processing facilities, with a concentration in the Michigan, Ohio and Indiana market, the largest flat rolled steel consuming market in the United States. In fiscal 1997, the Company started-up its Delta, Ohio, steel processing facility with slitting, pickling and hot dipped galvanizing capabilities. The Company's newest steel processing facility, located in Decatur, Alabama, started-up slitting and pickling operations in May 1998. It is expected to start-up its cold rolling mill and its temper mill later in calendar 1998.


     Worthington Steel buys coils of wide, open tolerance steel from major integrated steel mills and mini-mills and processes it to the precise type, thickness, length, width, shape, temper and surface quality specified by approximately 1,700 industrial customers, principally in the automotive, automotive supply, appliance, electrical, communications, construction, office furniture, office equipment, agricultural, machinery and leisure time industries. The Company purchases and supplies steel based on the specific orders of customers and does not typically process steel for inventory. Worthington Steel's computer-aided processing capabilities include among others: pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot rolled steel; slitting, which cuts steel to specific widths; cut-to-length, which flattens the steel and cuts it to exact lengths; roller leveling, a method of applying pressure to achieve precise flatness tolerances for steel which is cut into exact lengths; cold reduction, which achieves close tolerances of thickness and temper by rolling; edge rolling, which conditions the edges of the steel by imparting round, smooth or knurled edges; blanking, through which steel is cut into specific shapes; painting; hot dipped galvanizing; nickel plating; nickel-zinc plating; and annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel.


     Worthington Steel also "toll processes" steel for the steel mills and large end users. Toll processing is similar to Worthington Steel's normal steel processing, except the mill or end user retains the title to the steel and has the responsibility for selling the end product. Toll processing enables the Company to participate in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills, rather than by intermediate steel processors.


     Steel processing is highly competitive. The Company competes with many other intermediate processors. The Company knows of no other intermediate processor offering the same type and extent of technical service support provided by the Company relating to material testing and application of material to the particular needs of customers (see "Technical Services"). The Company is unable to gauge, however, the extent to which its technical service capability has improved its competitive position.


PRESSURE CYLINDERS.
------------------

     Worthington Cylinder Corporation ("Worthington Cylinders") is the nation's largest producer of portable low pressure (L.P.) gas and refrigerant cylinders, and is a global leader in the production of portable high pressure cylinders. Worthington Cylinders' primary low pressure cylinder products are steel cylinders with refrigerant gas capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with L.P. gas capacities of 4-1/4 to 420 lbs. These cylinders are designed and produced in accordance with safety requirements prescribed by the U.S. Department of Transportation which specify materials, design limitations, and marking, inspection and testing procedures. Low pressure cylinders are produced by precision stamping, deep drawing and welding of component parts to customer specifications. They are then tested, painted and packaged as required.


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


     In June 1998, the Company acquired Jos. Heiser vormals J. Winter's Sohn, Gmbh (Heiser), of Gaming, Austria, Europe's leading producer of high pressure industrial gas cylinders. Combining Heiser with the Company's other high pressure cylinders capabilities positions the Company as a leading global producer of those products.


     The Company's high pressure cylinders are manufactured by deep drawing, billet piercing and hot spinning. The Company's high pressure cylinders are used as containers for acetylene, medical, industrial, halon and electronics gases. They are sold primarily to gas suppliers and fillers.


     While a large percentage of cylinder sales are made to major accounts, Worthington Cylinders has over 2,000 customers. It operates eight manufacturing facilities located in Ohio, Oklahoma, Alabama, Ontario and Austria, including a joint venture facility near Sao Paulo, Brazil.


     The Company has two principal domestic competitors in its major low pressure cylinder markets, of which management believes the Company has the largest domestic share. The Company also has two principal domestic competitors in its high pressure cylinder markets, both of which have a larger domestic share than the Company. The Company believes that Heiser has the largest share of the European industrial gas cylinder market. However, the Company otherwise has no reliable information with respect to the size of any of its various product markets or its relative position therein.


METAL FRAMING
-------------

     The Company's metal framing business is conducted by Dietrich Industries, Inc. ("Dietrich") which was acquired on February 5, 1996. Dietrich is the largest supplier of metal framing products for the commercial and residential construction markets in the United States. Dietrich's products include items such as steel studs, floor joists and other metal accessory products. Its major customers include building products distributors, commercial and residential contractors and gypsum producers.


     The Company believes that Dietrich is the only national supplier of metal framing products and supplies approximately 35% of the metal framing products sold in the United States. It has five large regional competitors and numerous small, more localized competitors. Dietrich operates eighteen facilities in thirteen states.


AUTOMOTIVE BODY PANELS.
-----------------------


     The Company's automotive body panel business is conducted by The Gerstenslager Company ("Gerstenslager"), acquired in a pooling-of-interests transaction in February 1997. Gerstenslager is a leading independent supplier of Class A exterior body panels to the North American automotive original equipment and service part markets. The Company believes Gerstenslager to be the largest independent supplier of exposed sheet metal products for the North American automotive aftermarket. Gerstenslager is unique in its ability to handle a very large number of low volume aftermarket parts managing over 3,000 die sets for component parts on past and current automobile and truck production models. The Company's largest customers are the domestic automobile manufacturers. It also serves transplant automobile manufacturers, heavy duty truck manufacturers and suppliers to the automotive industry.


     Gerstenslager competes with captive stamping plants owned by the automotive companies and independent tier one suppliers of current model components; however these stampers are generally unwilling to keep tooling for past model service business which is low volume business. The Company has a number of smaller competitors in this market, but believes that, excluding captive plants, Gerstenslager has the largest share of the automotive aftermarket for exterior body panels.


CUSTOMERS AND SUPPLIERS
-----------------------


     The largest customer of the Processed Steel Products segment is General Motors Corporation, purchasing through decentralized divisions and subsidiaries and in different geographical areas. (See "Marketing and Competition"). The loss of General Motors as a customer could have an adverse effect on the segment, but the Company has been doing business with General Motors for many years and has no reason to believe that the loss of this customer is likely.


     The Company purchases steel in large quantities at regular intervals from major primary producers for its steel processing, pressure cylinder, metal framing and automotive body panel operations. During the fiscal year ended May 31, 1998, the Company's major suppliers were Rouge Industries (in which the Company holds a minority equity position), Bethlehem Steel Corporation, Inland Steel Company, LTV

Steel Corporation, Northstar BHP Steel, TRICO Steel, USX Corporation, WCI Steel, Inc. and Weirton Steel Corporation. During the fiscal year ended May 31, 1998, the Company's major suppliers of aluminum for pressure cylinders were Alumax Aluminum Sales Corporation and Specialty Blanks Incorporated. Management believes that its supplier relationships are good.


TECHNICAL SERVICES.
-------------------


     The Company employs a staff of engineers and other technical personnel and maintains fully-equipped, modern laboratories to support its operations. The facilities enable the Company to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of its raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat rolled steel required for the particular needs of the Company's customers. In order to provide such services, the Company maintains a continuing program of developmental engineering with respect to the characteristics and performance of its products under varying conditions. Laboratory facilities are also used to perform the quality control and extensive testing of all low pressure cylinders required by the regulations of the U. S. Department of Transportation and associated agencies, as well as varying customer requirements.


MARKETING AND COMPETITION.
--------------------------


     The Company's products and services are sold primarily by Company sales personnel.


     The principal methods of competition encountered by the Company are quality of product, ability to meet delivery requirements of customers, and price. Geographic proximity to customers has a significant effect upon relative ability to meet customer delivery schedules and impacts the freight charge portion of overall product price. See also the information set forth above as to competition in the lines of business.


EMPLOYEES.
----------


     The Company employs approximately 6,500 people in its continuing operations, excluding unconsolidated Joint Ventures.


JOINT VENTURES
--------------


     The Company is a member in one consolidated and five unconsolidated joint ventures.


- Spartan Steel Coating, L.L.C., a 52% owned consolidated joint venture with Rouge Industries, operates a cold rolled hot dipped galvanizing facility near Monroe, Michigan. Production testing and trials began in May 1998.

- Worthington/Armstrong Venture ("WAVE"), a 50% owned joint venture with Armstrong World Industries, is one of the three leading United States manufacturers of suspended ceiling systems for concealed and lay-in panel ceilings. WAVE operates facilities in Pennsylvania, Maryland, Michigan, Nevada, Spain, France, China and England.


- Worthington Specialty Processing, a 50% owned joint venture with USX Corporation, operates a steel processing plant in Jackson, Michigan, which primarily toll processes for USX Corporation.


- Acerex S.A. de C.V., a 50% owned joint venture with Hylsa S.A. de C.V., is a steel processing company located in Monterrey, Mexico.


- TWB Company, L.L.C., a 33.3%-owned joint venture with Thyssen Inc., Rouge Industries, LTV Steel and Bethlehem Steel, is located in Monroe, Michigan. It produces laser welded blanks for use in the auto industry for products such as inner door frames.


- Worthington S.A., a 52%-owned joint venture with three Brazilian propane producers, operates a cylinder manufacturing facility near Sao Paulo, Brazil.


     See Note J of the Company's Notes to Consolidated Financial Statements for additional information on these joint ventures.


INVESTMENT IN ROUGE INDUSTRIES, INC.
------------------------------------


     The Company also owns a minority interest (27%) in Rouge Industries, Inc. ("Rouge"), which operates an integrated steel mill located in Dearborn, Michigan. Since Worthington acquired its equity position in 1990, Rouge has been the Company's largest steel supplier.


     In the first quarter of fiscal 1996, the Company converted certain of its Class B common stock of Rouge into Class A common stock of Rouge, which reduced its voting percentage in Rouge below 20% and it resigned from its two seats on the Rouge Board of Directors. As a result, the Company's investment in Rouge no longer qualified for the equity method of accounting and was changed to the cost method. Under the equity method, Rouge had contributed $21.7 million to the Company's pre-tax earnings during fiscal 1996. Under the cost method of accounting, only dividends received by Worthington from its Rouge Common Stock are credited to pre-tax earnings.


     In March 1997, the Company issued 5,999,600 DECS SM (Debt Exchangeable for Common Stock SM). Under the DECS, the Company issued $93 million principal amount of 7-1/4% exchangeable notes due March 1, 2000. At maturity of the Notes, the principal amount of each DECS will be mandatorily exchanged by

Worthington into shares of Rouge Class A Common Stock at the Company's option, cash equivalent for all or part thereof. The Company's current Rouge stockholdings are sufficient to settle the DECS liability and the Company intends to settle the liability with those holdings.


DISCONTINUED OPERATIONS.
------------------------


     CUSTOM PLASTICS. Worthington Custom Plastics manufactures and supplies injection molded plastic parts to automobile manufacturers and their suppliers, and to manufacturers of appliances, lawn and garden products, recreational products, business equipment, audio equipment, furniture and other items. Worthington Custom Plastics operates nine plants located in Ohio, Kentucky, North Carolina and South Carolina.


     PRECISION METALS. Worthington Precision Metals produces extremely close tolerance metal components for use by automobile manufacturers and their suppliers in power steering, transmission, anti-lock brake and other automotive mechanical systems. This business operates two facilities located in Ohio and Tennessee.


     STEEL CASTINGS. Buckeye Steel Castings designs, produces and machines a broad line of railcar and industrial steel castings. Buckeye is also North America's leading designer and producer of undercarriages for mass transit cars. Buckeye's facility in Columbus, Ohio is the largest single site steel foundry in the United States.


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


ITEM 2. - PROPERTIES.
---------------------


     The Company's corporate offices are located in Columbus, Ohio. Its principal properties for continuing operations consist of 38 manufacturing facilities, excluding those of unconsolidated joint ventures. These facilities are well maintained and in good operating condition. These facilities contain in excess of 9,000,000 sq. ft. in the aggregate and are adequate to meet the Company's present needs.

     The locations of these facilities are set forth on page 29 of the Company's Annual Report to Shareholders for the year ended May 31, 1998, which information is incorporated herein by reference.


     See Item 1 under the heading "Joint Ventures" for the location of the Company's joint venture facilities.


ITEM 3. - LEGAL PROCEEDINGS.
----------------------------


     Not Applicable.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------


     Not Applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------


     The following table lists the names, positions held, and ages of all the executive officers of the Company:

                                                                   PRESENT OFFICE
         NAME        AGE POSITIONS WITH THE COMPANY                   HELD SINCE
         ----        --- ---------------------------                   ----------
John H. McConnell    75   Chairman Emeritus, Founder                      1996
John P. McConnell    44   Chairman, Chief Executive                       1996
                          Officer
Donal H. Malenick    59   President, Chief Operating                      1976
                          Officer
Charles D. Minor     71   Secretary                                       1955
William S. Dietrich  60   Chairman - Dietrich Industries                  1998
                          Inc., a subsidiary of the
                          Company
Edward A. Ferkany    61   Executive Vice President                        1998
Ralph V. Roberts     51   Group President-Steel                           1998
                          Processing
Robert J. Borel      55   Vice President-Engineering                      1985
Mark H. Stier        51   Vice President-Human Resources                  1997
Thomas L. Hockman    53   Vice President-Personnel                        1993
Dale T. Brinkman     45   General Counsel & Asst.                         1982
                          Secretary
John T. Baldwin      41   Treasurer                                       1997
Michael R. Sayre     41   Corporate Controller                            1993

     The principal employment of Donal H. Malenick, Robert J. Borel, Dale T. Brinkman and Thomas L. Hockman for more than the last five years has been in their present capacity with the Company.


     John H. McConnell was Chairman of the Board and Chief Executive Officer of the Company from its founding in 1955 until he retired from the position of Chief Executive Officer in 1993 and as Chairman in 1996, when he assumed the title of Chairman Emeritus and Founder.


     John P. McConnell was elected Vice Chairman of the Company in June 1992, Chief Executive Officer as of June, 1993, and Chairman of the Board in September 1996. Previously, Mr. McConnell held various positions with the Company.


     Charles D. Minor was a partner in the law firm of Vorys, Sater, Seymour and Pease LLP, counsel to the Company, for more than five years prior to January 1993. In January 1993, he became counsel to that firm.


     William S. Dietrich was President of Dietrich for more than five years prior to January 1998 when he was named Chairman of Dietrich.


     Edward A. Ferkany was named Executive Vice President in June 1998. For more than five years prior to June 1998, he was Vice President-Steel Processing.


     Ralph V. Roberts served as President of WAVE from its formation in June 1992 until he became Vice President - Corporate Development in June 1997. He was named Group President - Steel Processing in June 1998. Prior to 1992 he served in various positions with the Company including Vice President-General Manager of two of the Company's steel processing facilities.


     Mark H. Stier was Vice President - General Manager of the Company's subsidiary, The Worthington Steel Company, Porter, Indiana, for more than ten years prior to August 1997, when he became Vice President-Corporate Human Resources of the Company. Prior to that time, he had served in various capacities with the Company.


     John T. Baldwin became Treasurer of the Company in September 1997. For more than five years prior thereto, he was Assistant Treasurer of Tenneco, Inc.


     Michael R. Sayre became Corporate Controller of the Company in February 1996. For more than three years prior to 1996, he had served in various financial and accounting positions with the Company.


     Executive officers serve at the pleasure of the directors. John H. McConnell is the father of John P. McConnell. There are no other family relationships among the executive officers of the Company. No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer.

                              PART II


ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
MATTERS.
--------


     The information called for by this Item 5 is incorporated by reference herein from the information set forth under the caption "Stock Trading, Price and Dividend Information" on page 3 of the Company's 1998 Annual Report to Shareholders.


ITEM 6. - SELECTED FINANCIAL DATA.
----------------------------------


     The information called for by this Item 6 is incorporated by reference herein from the information on page 4 of the Company's 1998 Annual Report to Shareholders under the caption "Five Year Selected Financial Data" under the headings "Financial Results" and "Financial Position."


ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------


     The information called for by this Item 7 is incorporated by reference herein from the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 9 of the Company's 1998
Annual Report to Shareholders.


ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
----------------------------------------------------------------------


     Not applicable.


ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------


     The consolidated financial statements of Worthington Industries, Inc. and Subsidiaries and Report of Independent Auditors, set forth on pages 10 through 28 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.


     Consolidated Balance Sheets--May 31, 1998 and 1997

     Consolidated Statements of Earnings--Years ended May 31, 1998, 1997 and
     1996.

     Consolidated Statements of Shareholders' Equity--Years ended May 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows--Years ended May 31, 1998, 1997 and 1996.

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

                             PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------


     In accordance with General Instruction G(3), the information required by this Item 10 is incorporated by reference herein from the material under the heading "Election of Directors" contained on pages 2 through 5 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on September 24, 1998. The information regarding Executive Officers required by
Item 401 of Regulation S-K is included in Part I hereof under an appropriate caption. No disclosure is required to be made under Item 405 of Regulation S-K.


ITEM 11. - EXECUTIVE COMPENSATION.
----------------------------------


     In accordance with General Instruction G(3), the information required by this Item 11 is incorporated by reference herein from the information contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the heading "Election of Directors - Compensation of Directors" on page 5, and under the heading "Executive Compensation" - "Summary of Cash and Certain Other Compensation" on pages 35 and 36, "Option Grants" on page 36, "Option Exercises and Holdings" on page 36 and Long-Term Incentive Plan Awards on page 37.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------


     In accordance with General Instruction G(3), the information required by this Item 12 is incorporated by reference herein from the material under the headings "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" contained on page 2 and "Election of Directors" contained on pages 3 and 4 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
----------------------------------------------------------


     In accordance with General Instruction G(3), the information required by this Item 13 is incorporated by reference herein from the second paragraph after footnote 7 to the table under the heading "Election of Directors" contained on page 4 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

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


                                             WORTHINGTON INDUSTRIES, INC.

Date:  August 27, 1998                       By:/s/ Donal H. Malenick
                                                ----------------------
                                                Donal H. Malenick
                                                President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



    SIGNATURE               DATE           TITLE
    ---------               ----           -----


       *                      *      Director, Chairman and
-------------------------            Chief Executive Officer
John P. McConnell

       *                      *      Director, Chairman Emeritus
-------------------------            and Founder
John H. McConnell

/s/Donal H. Malenick          *      Director, President and
--------------------------           Chief Operating Officer
Donal H. Malenick


       *                      *      Treasurer
--------------------------
John T. Baldwin

       *                      *      Corporate Controller
--------------------------
Michael R. Sayre

       *                      *      Director, Secretary
--------------------------
Charles D. Minor

       *                      *      Director
--------------------------
William S. Dietrich

       *                      *      Director
--------------------------
John B. Blystone

       *                      *      Director
--------------------------
Charles R. Carson

       *                      *      Director
-------------------------
John F. Havens

       *                      *      Director
--------------------------
Peter Karmanos, Jr.

       *                      *      Director
--------------------------
Pete A. Klisares

       *                      *      Director
--------------------------
Katherine S. LeVeque

       *                      *      Director
--------------------------
Robert B. McCurry

       *                      *      Director
--------------------------
Gerald B. Mitchell

       *                      *      Director
--------------------------
James Petropoulos



*By: /s/Donal H. Malenick            Date:  8/27/98
    -----------------------
    Donal H. Malenick
    Attorney-In-Fact

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14 (a) (1) AND (2) AND ITEM 14 (d)
                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES


The following consolidated financial statements of Worthington Industries, Inc., and Subsidiaries, which are set forth on pages 10 through 27 of the Company's 1998 Annual Report to Shareholders, are incorporated by reference in Item 8:

Consolidated Balance Sheets -- May 31, 1998 and 1997

Consolidated Statements of Earnings -- Years ended May 31, 1998, 1997 and
1996

Consolidated Statements of Shareholders' Equity -- Years ended May 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows -- Years ended May 31, 1998, 1997 and 1996

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

            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

             WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES




------------------------------------------------------------------------------------------------------------------------------
              COL. A                    COL.B                   COL.C                       COL.D              COL.E
------------------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                   -----------------------------------
                                       Balance          (1)             (2)                                  Balance at
           DESCRIPTION               at Beginning  Charged to Cost  Charged to Other      Deductions           End of
                                      of Period     and Expenses    Accounts - Describe    -Describe           Period
------------------------------------------------------------------------------------------------------------------------------
Year Ended May 31, 1998:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                     $3,900,000       $1,098,713            $0              $868,713 (A)     $4,130,000
                                     ==========       ==========    ==========            ==========         ==========


Year Ended May 31, 1997:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                     $2,792,000         $947,368      $300,000 (C)          $139,368 (A)     $3,900,000
                                     ==========       ==========    ==========            ==========         ==========


Year Ended May 31, 1996:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                     $2,411,000         $355,199      $750,000 (B)          $724,199 (A)     $2,792,000
                                     ==========       ==========    ==========            ==========         ==========


Note A - Uncollectible accounts charged to the allowance.
Note B - Amount from Dietrich acquisition.
Note C - Amount from PMI acquisition.

                                INDEX TO EXHIBITS




3(a)    Certificate of Incorporation of     Incorporated herein by reference to
        Worthington Industries, Inc.        Exhibit 3 of the Registrant's
                                            Quarterly Report on Form 10-Q for
                                            the Quarter ended August 31, 1993


3(b)    Bylaws of Worthington Industries,   Incorporated herein by reference to
        Inc.                                Exhibit 3(b) of the Registrant's
                                            Annual Report on Form 10-K for the
                                            fiscal year ended May 31, 1992



4(a)    Form of Indenture dated as of May   Incorporated herein by reference to
        15, 1996 between the Company and    Exhibit 4(a) of the Registrant's
        PNC Bank, Ohio, National            Annual Report on Form 10-K for
        Association, as Trustee, relating   fiscal year ended May 31, 1997
        to up to $450,000,000 of debt
        securities



4(b)    Form of 7-1/8% Notes due 2007       Incorporated herein by reference to
                                            Exhibit 4(b) of the Registrant's
                                            Annual Report on Form 10-K for
                                            fiscal year ended May 31, 1997

4(c)    First Supplemental Indenture dated  Incorporated herein by reference to
        as of February 27, 1997 between     Exhibit 4(c) of Annual Report on
        the Company and PNC Bank as         Form 10-K for fiscal year ended
        Trustee                             May 31, 1997



4(d)    7-1/4% Exchangable Note Due March   Incorporated herein by reference to
        1, 2000                             Exhibit 4(d) of the Registrant's
                                            Annual Report on Form 10-K for
                                            fiscal year ended May 31, 1997




4(e)     Revolving Credit Agreement dated   Incorporated herein by reference to
         as of May 30, 1997 between the     Exhibit 4(e) of Annual Report on
         Company and The Bank of Nova       Form 10-K for fiscal year ended
         Scotia, PNC Bank, Ohio, National   May 31, 1997
         Association, NationsBank, NA,
         Wachovia Bank of Georgia, N.A.,
         ABN Amro Bank NV and Bank One, NA

4(f)    Form of 6.7% Notes due 2009

4(g)    Second Supplemental Indenture
        dated as of December 12,1997
        between Worthington Industries,
        Inc. and PNC Bank, Ohio, National
        Association, as Trustee

4(h)    Agreement to furnish instruments
        defining rights of holders of
        long-term debt

10(a)   Amended 1980 Stock Option Plan, as  Incorporated herein by reference to
        amended*                            Annex B to the Prospectus filed as
                                            part of Post-Effective Amendment No.
                                            1 to the Company's Registration
                                            Statement on Form S-8 (Registration
                                            No. 2-80094)



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

10(c)    Executive Deferred Compensation    Incorporated herein by reference to
         Plan*                              Exhibit 10(e) of the Company's
                                            Annual Report on Form 10-K for the
                                            fiscal year ended May 31, 1984


10(d)    Deferred Compensation Plan for     Incorporated herein by reference to
         Directors*                         Exhibit 10(f) of the Company's
                                            Annual Report on Form 10-K for the
                                            fiscal year ended May 31, 1984



10(e)    1997 Long-Term Incentive Plan*     Incorporated herein by reference to
                                            Exhibit 10(e) of the Company's
                                            Annual Report on Form 10-K for the
                                            fiscal year ended May 31, 1997

13      Annual Report to
        Shareholders

21       Subsidiaries of the Company

23       Consent of Ernst & Young LLP

24       Powers of Attorney

27       Financial Data Schedule

         *Management Compensation Plan