Form 10-Q
period 1998-08-31
WORTHINGTON INDUSTRIES INC
filed 1998-10-15
CIK 108516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended: August 31, 1998       Commission File No. 0-4016


                          WORTHINGTON INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          OHIO                                       31-1189815
------------------------               -----------------------------------
(State of Incorporation)               (I.R.S. Employer Identification No.)

          1205 Dearborn Drive, Columbus, Ohio                      43085
         (Address of Principal Executive Offices)                ----------
                                                                 (Zip Code)

                                 (614) 438-3210
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
             ------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed From Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

   Common Shares, without par value                    92,469,609
  -----------------------------------          ----------------------------
                 Class                         Outstanding October 13, 1998

                          WORTHINGTON INDUSTRIES, INC.


                                      INDEX





                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
             Consolidated Condensed Balance Sheets -
             August 31, 1998 and May 31, 1998...............................3

             Consolidated Condensed Statements of Earnings -
             Three Months Ended August 31, 1998 and 1997....................5

             Consolidated Condensed Statements of Cash Flows
             Three Months Ended August 31, 1998 and 1997....................6

             Notes to Consolidated Condensed Financial Statements...........7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............9


PART II. OTHER INFORMATION.................................................14

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)

                                                    August 31           May 31
                                                      1998               1998
                                                   -----------        ---------
                                                   (Unaudited)        (Audited)
                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $   11,196        $    3,788
   Accounts receivable - net                          269,016           310,155
   Inventories
     Raw materials                                    180,110           172,920
     Work in process and finished products            140,491           115,991
                                                   ----------        ----------
       Total Inventories                              320,601           288,911
   Income taxes receivable                                  -             5,429
  Prepaid expenses and other current assets            40,758            34,712
                                                   ----------        ----------

     TOTAL CURRENT ASSETS                             641,571           642,995

Investment in Unconsolidated Affiliates                64,496            61,694
Intangible Assets                                     108,153            95,725
Other Assets                                           34,746            33,025
Investment in Rouge                                    46,497            75,745
Property, plant and equipment                       1,380,563         1,315,668
Less accumulated depreciation                         394,938           382,510
                                                   ----------        ----------
     Property, Plant and Equipment - net              985,625           933,158
                                                   ----------        ----------

     TOTAL ASSETS                                  $1,881,088        $1,842,342
                                                   ==========        ==========

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          August 31          May 31
                                                             1998             1998
                                                         -----------      ----------
                                                         (Unaudited)       (Audited)
CURRENT LIABILITIES
   Accounts payable                                      $  151,283       $  176,752
   Notes payable                                            257,868          136,600
   Accrued compensation, contributions to
    employee benefit plans and related taxes                 43,315           43,867
   Dividends payable                                         12,946           13,532
   Other accrued items                                       46,261           37,800
   Income taxes                                               5,234                -
   Current maturities of long-term debt                       4,892            1,480
                                                         ----------       ----------

     TOTAL CURRENT LIABILITIES                              521,799          410,031

Other Liabilities                                            30,129           24,788
Long-Term Debt:
   Conventional long-term debt                              368,726          363,870
Debt exchangeable for common shares                          46,497           75,745
                                                         ----------       ----------
     Total Long-Term Debt                                   415,223          439,615
Deferred Income Taxes                                       145,176          145,230
Minority Interest                                            44,772           42,405

Shareholders' Equity
   Common shares, no par value                                  926              968
   Additional paid-in capital                               112,306          116,696
   Unrealized loss on investment                             (5,563)          (5,563)
   Foreign currency translation                              (3,068)          (2,812)
   Retained earnings                                        619,388          670,984
                                                         ----------       ----------

     TOTAL SHAREHOLDERS' EQUITY                             723,989          780,273
                                                         ----------       ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,881,088       $1,842,342
                                                         ==========       ==========


See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         (In Thousands Except Per Share)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            August 31,
                                                                   --------------------------
                                                                     1998              1997
                                                                   --------          --------
Net sales                                                          $409,280          $387,561
Cost of goods sold                                                  347,602           326,386
                                                                   --------          --------
  GROSS MARGIN                                                       61,678            61,175

Selling, general & administrative expense                            32,072            25,602
                                                                   --------          --------
  OPERATING INCOME                                                   29,606            35,573

Other income (expense):
   Miscellaneous income (expense)                                     2,362              (208)
   Interest expense                                                  (8,943)           (6,778)
   Equity in net income of unconsolidated
      affiliates                                                      5,055             4,701
                                                                   --------          --------
  EARNINGS BEFORE INCOME TAXES                                       28,080            33,288

Income taxes                                                         10,390            12,317
                                                                   --------          --------
  EARNINGS FROM CONTINUING OPERATIONS                                17,690            20,971

Discontinued Operations:
  INCOME (LOSS) FROM OPERATIONS, NET OF TAXES                        (1,316)            1,783
                                                                   --------          --------

  NET EARNINGS                                                     $ 16,374          $ 22,754
                                                                   ========          ========

AVERAGE COMMON SHARES OUTSTANDING                                    95,750            96,739

EARNINGS PER COMMON SHARE - BASIC & DILUTED
   EARNINGS FROM CONTINUING OPERATIONS                             $    .18          $    .22
    EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES                (.01)              .02
                                                                   --------          --------
   NET EARNINGS                                                    $    .17          $    .24
                                                                   ========          ========

CASH DIVIDENDS DECLARED
     PER COMMON SHARE                                              $    .14          $    .13
                                                                   --------          --------


See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)

                                                                                    Three Months Ended
                                                                                         August 31,
                                                                                 -------------------------
                                                                                   1998             1997
                                                                                 --------         --------
OPERATING ACTIVITIES
   Net earnings                                                                  $ 16,374         $ 22,754
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                                18,641           14,922
      Deferred income taxes                                                           (54)             (54)
      Equity in undistributed net income of unconsolidated affiliates              (3,460)             881
      Minority interest in net loss of consolidated subsidiary                     (1,473)               -
      Net gain on sale of assets                                                     (600)               -
      Changes in assets and liabilities:
          Current assets                                                           16,578           12,445
          Other assets                                                             (1,339)           3,698
          Current liabilities                                                     (17,532)          16,328
          Other liabilities                                                            34              486
                                                                                 --------         --------
      Net Cash Provided By Operating Activities                                    27,169           71,460

INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                               (48,862)         (74,436)
   Acquisitions, net of cash acquired                                             (26,718)               -
   Proceeds from sale of assets                                                     2,759                -
                                                                                 --------         --------
Net Cash Used By Investing Activities                                             (72,821)         (74,436)

FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                            121,268            1,300
   Proceeds from long-term debt                                                     2,550            1,900
   Principal payments on long-term debt                                            (1,609)          (4,441)
   Proceeds from issuance of common shares                                            (34)             615
   Proceeds from minority interest                                                  3,839           10,561
   Repurchase of common shares                                                    (59,422)               -
   Dividends paid                                                                 (13,532)         (12,572)
                                                                                 --------         --------
      Net Cash Provided (Used) By Financing Activities                             53,060           (2,637)
                                                                                 --------         --------

Increase (decrease) in cash and cash equivalents                                    7,408           (5,613)
Cash and cash equivalents at beginning of period                                    3,788            7,212
                                                                                 --------         --------

Cash and cash equivalents at end of period                                       $ 11,196         $  1,599
                                                                                 ========         ========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - MANAGEMENT'S OPINION


                  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of those of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of August 31, 1998 and May 31, 1998; the results of operations for the three months ended August 31, 1998 and 1997, and cash flows for the three months ended August 31, 1998 and 1997.


                  The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1998 Worthington Industries, Inc. Annual Report to Shareholders which is included in the Company's 1998 Form 10-K.


NOTE B - INCOME TAXES


                  The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income.


NOTE C- RESULTS OF OPERATIONS


                  The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE D- ACQUISITION


                  In June, 1998, the Company acquired the stock of Jos. Heiser vormals J. Winter's Sohn, Gmbh (Heiser) for approximately $27 million (net of cash acquired) plus $7.3 million of debt assumed, in a business combination accounted for as a purchase. Based in Gaming, Austria, Heiser is Europe's leading producer of high pressure industrial gas cylinders. The results of operations for Heiser are included in the financial statements of the Company since the date of acquisition. Goodwill in the amount of $12.9 million resulting from the purchase is being amortized using the straight-line method over 40 years. Proforma results including Heiser since the beginning of the earliest period presented would not be materially different than actual results.

NOTE E- COMPREHENSIVE INCOME


                  In June 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires separate reporting of certain items affecting shareholders' equity outside of those included in arriving at net earnings. The statement is effective for periods beginning in fiscal 1999 and requires disclosing comprehensive income for interim periods which is shown below.

                                                                    Three Months Ended August 31
                                                                    ----------------------------
                                                                         1998            1997
                                                                         ----            ----
           Comprehensive Income:
            Net Income                                                  $16,374         $22,754
            Other Comprehensive Income (Loss), net of tax:
               Unrealized Gain on Investment                                 --           4,031
               Foreign Currency Translation                               (256)              --
                                                                        -------         -------
                 Other Comprehensive Income (Loss)                        (256)           4,031
                                                                        -------         -------
           Comprehensive Income                                         $16,118         $26,785
                                                                        =======         =======

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



DISCONTINUED OPERATIONS


         As a result of the decision of the Company to divest its subsidiaries, Worthington Custom Plastics, Worthington Precision Metals and Buckeye Steel Castings Company, the Custom Products and Cast Products segments of the Company have been restated as Discontinued Operations. Accordingly, the Company's Continuing Operations consist of only the Processed Steel Products segment and its equity in joint ventures. During the quarter, the Company sold its scrap recycling business, I.H. Schlezinger, Inc. and reached agreements to sell the Worthington Precision Metals business and the garage door division of the metal framing business.


RESULTS


         For the first quarter ended August 31, 1998, sales increased 6% to $409.3 million. Earnings from continuing operations were $17.7 million compared to $21.0 million for the previous year's first quarter and earnings per share from continuing operations were $.18 versus $.22 last year. Discontinued operations had a net loss for the quarter of $1.3 million, down 174% from last year. Net earnings and net earnings per share, which include the Company's discontinued operations, were $16.4 million and $.17 respectively, compared to $22.8 million and $.24 for the previous year.


RESULTS FROM CONTINUING OPERATIONS


         Overall for the first quarter, demand in most of the Company's continuing product lines was stronger in fiscal 1999 than in fiscal 1998, reflected in increased sales for all lines of business. Profit margins from continuing operations were down, however, as a result of the strike at General Motors and startup costs relating to the ramp-up of the Decatur and Spartan operations. The Company estimates the impact of those items was $.05 per share on continuing operations. The impact of the startup costs will continue to be felt through fiscal 1999. For the first quarter, gross margin as a percentage of sales was 15.1% in fiscal 1999 and 15.8% in 1998. Operating income as a percent of sales decreased to 7.2% in fiscal 1999 from 9.2% in fiscal 1998. The fire at the Monroe, Ohio facility (discussed below) did not materially impact margins due to recoveries under business interruption insurance, which approximated the lost operating income which would have resulted had the fire not occurred. For the three months ended August 31, 1998, $1.6 million of business interruption insurance recovery was included in net sales.


         Steel processing sales were flat compared to fiscal 1998's first quarter. Additional sales generated by Delta, Decatur and Spartan were offset by the effect of the General Motors strike and the lost sales at Monroe. Operating income in steel processing was lower due to the strike and start-up losses at Decatur and Spartan offset by the profit contribution from the Delta plant. In June 1998, the Company purchased Jos. Heiser vormals J. Winter's Sohn, Gmbh (Heiser) for approximately $27 million (net of cash acquired) plus $7.3 million of debt assumed. Based in Gaming, Austria, Heiser is Europe's leading producer of high pressure industrial gas cylinders. Pressure cylinders sales and operating income were up over fiscal 1998's first quarter due to increased volume in most product lines and the acquisition of Heiser. Both sales and operating income increased for the metal framing operation, reflecting higher overall selling prices. Sales and operating income from the automotive body panel business were up in the first quarter, reflecting additional volume and a favorable shift in product mix to service parts versus those sold to original equipment manufacturers (OEMs).


         On August 14, 1997, the Company experienced a fire at the Monroe, Ohio, facility. The fire destroyed the pickling area of the facility and caused extensive damage to other parts of the plant. The Company shifted a significant amount of the business to other locations, with the remainder sent to third party processors. Blanking returned to operation in September 1997, and slitting returned in March 1998. Pickling resumed in September 1998. The Company has increased both pickling and storage capacity at this facility beyond its pre-fire capabilities.


         For the first quarter, selling, general and administrative (SG&A) expense as a percentage of sales was 7.8% in fiscal 1999 and 6.6% in 1998. The SG&A percentage increased in the first quarter of fiscal 1999 because of the overhead costs incurred at the Decatur and Spartan facilities without corresponding sales levels. Because of restating for discontinued operations, all corporate overhead costs have been reflected in the results from continuing operations.


         Quarterly interest expense of $8.9 million increased 32% over first quarter of fiscal 1998 as a result of higher debt levels. Average debt outstanding for the quarter was $656 million in fiscal 1999 and $512 million in 1998. Debt levels rose in fiscal 1999 to fund capital spending, including the construction of the Decatur and the Spartan facilities, and the acquisition of Heiser. At August 31, 1998, approximately 43% of the Company's total debt (excluding DECS) was at fixed rates of interest. During September 1998, the Company unwound $100,000,000 of interest rate swap agreements that were in place at August 31, 1998. Capitalized interest for the first quarter totaled $3.0 million in fiscal 1999 and $1.5 million in 1998.


         Equity in net income of unconsolidated affiliates increased 8% in the first quarter of fiscal 1999. WAVE continued to be the major contributor to joint venture equity by posting increases in sales and earnings. WSP and TWB also contributed to the increased equity. Acerex's equity was down, due to the recent drop in the value of the peso.

         The effective tax rate for the first quarter of fiscal 1999 remained at 37%.


RESULTS FROM DISCONTINUED OPERATIONS


         First quarter fiscal 1999 sales from discontinued operations of $97 million were down 14% from 1998, primarily due to the strike at General Motors. Sales increased for Cast Products but this was offset by a sales decrease for Custom Products. The Cast Products increase was due to significant rail car volume improvement. Net earnings for the first quarter decreased to a loss of $1.3 million in fiscal 1999 from the previous year's $1.8 million of income due to the decrease at Custom Products noted above.


LIQUIDITY AND CAPITAL RESOURCES


         During the three months ended August 31, 1998, total assets increased slightly to $1.9 billion, primarily reflecting the Company's increased investment in property, plant and equipment and a $32 million increase in inventory offset by a $41 decrease in accounts receivable. Capital investments totaled $76 million for the three months, including $27 million for the Heiser acquisition. The most significant projects were the Decatur, Alabama, steel processing plant, and the rebuild of the Monroe, Ohio, facility. Accounts receivable decreased in line with the Company's normal sales decline from the fourth quarter of the previous year to the first quarter of the new fiscal year. Inventory increased mostly due to the higher levels needed to support the Delta and Decatur startups.


         Current liabilities increased by $112 million during the quarter to $522 million, primarily due to a $121 million increase in notes payable. Accordingly, the current ratio at August 31, 1998 was 1.2 to 1 versus 1.6 to 1 at May 31, 1998.


         The Company uses short-term uncommitted lines of credit extended by various commercial banks to finance its business operations. Maturities on these borrowings typically range from one to ninety days. To ensure liquidity, the Company maintains a revolving credit facility with a group of commercial banks. During October 1998, the Company increased the amount of the revolving credit facility to $300 million from $190 million. The $110 million increase in commitments was extended by the existing bank group and expires in September 1999. Previously existing commitments totalling $190 million continue to expire in May 2003. At August 31, 1998, there were no outstanding borrowings under the revolving credit facility.


         In March 1997, Debt Exchangeable for Common Stock (DECS), payable in Rouge stock, was issued by the Company. In the opinion of the Company, it is appropriate to examine the Company's debt without the DECS, since the Company may satisfy the DECS with currently owned Rouge stock. The DECS value as of August 31, 1998 was $46.5 million due to a decrease in the value of the Rouge common stock.


         At August 31, 1998, the Company's total debt (excluding the DECS) was $631 million compared to $502 million (excluding the DECS) at the end of fiscal 1998. As a result, total debt to committed capital increased to 47% (excluding the DECS) versus fiscal year end's 39% (excluding the DECS). Debt was incurred primarily to finance the Company's capital investments in property, plant and equipment and the Heiser acquisition, and to repurchase stock. During the quarter, the Company repurchased approximately 4.2 million shares of stock for $59 million and the Board of Directors increased the repurchase authorization by 10 million additional shares.


         Cash provided by operating activities of $27 million was down from $71 million in fiscal 1998, primarily due to increased working capital requirements.


         On December 9, 1997, the Company issued $150 million of 6.7% notes due 2009 off of the $450 million "shelf" registration established in May 1996, substantially depleting the shelf. As there were no plans to issue any of the remainder of this "shelf" registration, it was deregistered by post effective amendment in June 1998.


         The Company's immediate borrowing capacity, in addition to cash generated from operations, should be more than sufficient to fund expected normal operating costs, dividends, debt payments and capital expenditures for existing businesses. While there are no specific needs at this time, the Company regularly considers long-term debt issuance an alternative depending on financial market conditions.


                                 ENVIRONMENTAL


         The Company believes environmental issues will not have a material effect on capital expenditures, consolidated financial position, future results or operations.


                              IMPACT OF YEAR 2000


         The Company is currently conducting a detailed assessment of all information technology (IT) and non-information technology (non-IT) hardware and software with regard to year 2000 issues. Non-IT components include embedded technology in the manufacturing plants in equipment-related hardware and software, as well as communication systems.


         The Company is not materially reliant on third party systems (e.g. electronic data interchange) to conduct business. In addition, the Company has initiated communications with significant vendors and customers to confirm their plans to become year 2000 ready and assess any possible risk to or effects on the Company's operations. The vendor and customer responses are being evaluated and incorporated into the current detailed assessment.


         Over the last two years, the Company has utilized both internal and external resources to modify, replace, and test mainframe software to make it year 2000 ready. These year 2000 projects are at varying stages of completion. Some systems have been or are currently being replaced with year 2000 ready systems for business reasons and some mainframe code updates have been or are currently being implemented. A comprehensive review of these projects is also being performed as part of the detailed assessment in progress. In fiscal 1998, approximately $1 million was expended to remediate year 2000 issues. This amount excludes the cost of year 2000 ready hardware and software recently implemented by the Company.


         Since this assessment is in progress, the estimated total cost to remediate all year 2000 issues is not readily determinable. Preliminary estimates to update mainframe codes were approximately $2 million. This figure will be revised as a result of the current assessment. The assessment is expected to be completed in November 1998. Year 2000 projects to date have inspected approximately 50% of the software and hardware potentially not ready for the year 2000 (i.e., those systems not recently replaced with year 2000 ready systems.)


         In summary, while the Company continues its efforts to evaluate and remediate year 2000 issues, the final assessment is not complete. The Company expects no material impact to its results from operations or financial condition as a result of year 2000 issues. The scope of contingency planning will hinge upon the results of the current assessment.


                                 EURO-CURRENCY


         The European Union's new common currency is scheduled to be introduced on January 1, 1999. The Company expects no material impact to its results from operations or financial condition as a result of this change, due to the Company's limited overseas operations.


                             SAFE HARBOR STATEMENT


         The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements by the Company relating to future revenues and growth, stock appreciation, plant start-ups, capabilities, the impact of year 2000 and other statements which are not historical information constitute "forward looking statements" within the meaning of the Act. All forward looking statements are subject to risks and uncertainties which could cause actual results to differ from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions; conditions in the Company's major markets; competitive factors and pricing pressures; product demand and changes in product mix; changes in pricing or availability of raw material, particularly steel; delays in construction or equipment supply; year 2000 issues; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


         The information provided under Item 5 of this report is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         The Registrant's Annual Meeting of Shareholders was held on September 24, 1998. In connection with the meeting, proxies were solicited. Following are the voting results on proposals considered and voted upon.


         1. All nominees for the election to the Class of Directors whose term expires in 2001 were elected by the shareholders who were present or represented by proxy.


                                  VOTES FOR
                                 THE ELECTION       AUTHORITY TO
                                 OF DIRECTOR        VOTE WITHHELD
                                 -----------        -------------

         John P. McConnell       81,045,644             978,767
         Robert B. McCurry       80,913,729           1,110,682
         Gerald B. Mitchell      81,039,134             985,277
         Mary Schiavo            80,997,394           1,027,017


         2. The proposal which provided, among other things, for the change of the Company's state of incorporation from Delaware to Ohio through a merger of the Company into Worthington Industries, Inc., an Ohio corporation and a wholly-owned subsidiary of the Company, and for related changes to the Company's organizational documents was approved by the following vote:

         FOR: 69,529,770                         AGAINST: 2,338,033
         ABSTAIN: 279,775                        BROKER NON-VOTES: 9,876,834

         3. The selection of Ernst & Young LLP as auditors of the Company for the fiscal year ending May 31, 1999 was ratified by the following vote:

         FOR: 81,710,478          AGAINST: 115,034           ABSTAIN: 198,899

ITEM 5.  OTHER INFORMATION


         On October 13, 1998, Worthington Industries, Inc., a Delaware corporation("Worthington Delaware"), was merged (the "Merger") with and into Worthington Industries, Inc., an Ohio corporation and a wholly-owned subsidiary of Worthington Delaware ("Worthington Ohio"). Each share of common stock, par value $0.01 per share (the "Worthington Delaware Shares"), of Worthington Delaware was converted into one common share, without par value (the "Worthington Ohio Common Shares"), of Worthington Ohio. By virtue of the Merger, Worthington Ohio has succeeded to all the business, properties, assets and liabilities of Worthington Delaware and the directors, officers and employees of Worthington Delaware have become directors, officers and employees of Worthington Ohio. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Worthington Ohio Common Shares are deemed to be registered under the Exchange Act.


         In addition, Worthington Ohio assumed all of the obligations of Worthington Delaware under the Indenture, dated as of May 15, 1996, as supplemented, of Worthington Delaware to PNC Bank, National Association (formerly known as PNC Bank, Ohio, National Association), and the debt securities issued thereunder.


         The following paragraphs summarize the material attributes of the Worthington Ohio Common Shares. The statements with respect to the Worthington Ohio Common Shares are brief summaries of the provisions of the Amended Articles of Incorporation (the "Articles") of Worthington Ohio and the Code of Regulations (the "Regulations") of Worthington Ohio, which are filed as exhibits hereto. The following statements are qualified in their entirety by reference to the Articles and the Regulations.


GENERAL


         The Articles authorize 150,000,000 Worthington Ohio Common Shares, 500,000 Class A Preferred Shares, without par value, and 500,000 Class B Preferred Shares, without par value (collectively, the "Preferred Shares"). As of October 13, 1998, the effective date of the Merger, 92,469,609 Worthington Ohio Common Shares were issued and outstanding and there were no Preferred Shares issued. The Articles authorize the Board of Directors of Worthington Ohio to issue the Preferred Shares in one or more series and to establish the designations, preferences and rights of each such series. Until changed by the Worthington Ohio shareholders, each Class A Preferred Share will have one vote and each Class B Preferred Share will have ten votes on each matter submitted to holders of the Preferred Shares.


         The Worthington Ohio Common Shares are designated Nasdaq National Market securities.

VOTING RIGHTS

Quorum for Meetings of Shareholders

         The Regulations provide that the holders of one-third of the voting power of Worthington Ohio must be present in person or by proxy to constitute a quorum at a meeting of shareholders called by the Board of Directors. Otherwise, the holders of a majority of the voting power of Worthington Ohio must be present in order to constitute a quorum.

General Voting Rights

         Each Worthington Ohio Common Share entitles the holder thereof to one vote for the election of directors and for all other matters submitted to the shareholders of Worthington Ohio for their consideration.


         The Regulations provide that all elections of directors will be determined by a plurality of the votes cast. Except as otherwise required by law, the Articles or the Regulations, any other matter submitted to the shareholders for their vote will be decided by the vote of the holders of a majority of the votes entitled to be cast by the holders of all then outstanding voting shares, present in person or by proxy, and entitled to vote with respect to such matter.

Special Vote Requirements

         The Articles require the affirmative vote of the holders of 75% of the outstanding shares of Worthington Ohio entitled to vote generally in the election of directors (the "Voting Stock") to adopt amendments to the provisions of the Articles addressing the classification of the Board of Directors, the fixing of the number of directors, the advance notification of shareholder nominations, the removal of directors and the filing of vacancies, the calling of special meetings of shareholders, the requirement that shareholders take actions at a meeting, the vote required for approval of business combinations with 15% shareholders (must also include the affirmative vote of the holders of a majority of the outstanding Voting Stock excluding the 15% shareholder in question), the factors to be considered by the directors in evaluating significant corporate transactions and the required vote for the amendment of the Articles and the Regulations. Other amendments must be approved by the affirmative vote of the holders of a majority of the outstanding Voting Stock.


         The Articles require the affirmative vote of the holders of 75% of the outstanding Voting Stock to approve an amendment, alteration, change or repeal of the Regulations unless it has been approved by three-fourths of the authorized number of directors, in which case the required affirmative vote is a majority of the outstanding Voting Stock.


         Articles SEVENTH of the Articles (the "Supermajority Voting Provisions") provides that Business Combinations (as defined below) between Worthington Ohio, or a subsidiary thereof, and a Substantial Shareholder (as defined below) require the affirmative vote of the holders of not less than 75% of the Voting Stock; provided that such affirmative vote must include the affirmative vote of a majority of all then outstanding shares of Voting Stock not beneficially owned by the Substantial Shareholder. Three-fourths of the authorized number of directors may, in all such cases, determine not to require such supermajority vote, but only if a majority of the directors in office and acting upon such matter are "Continuing Directors" (as defined). Such determination may be made either before or after any Substantial Shareholder in question achieves such status.


         A "Substantial Shareholder" generally is defined as the "beneficial owner" (as defined) of 15% or more of the outstanding shares of Voting Stock. A Substantial Shareholder does not include Worthington Ohio, any subsidiary thereof, any employee benefit plan thereof, the trustees of any such plan or any affiliate of Worthington Ohio owning in excess of 10% of the outstanding Worthington Delaware Shares on August 3, 1998.


         A "Business Combination" subject to the Supermajority Voting Provisions includes: a merger or consolidation involving Worthington Ohio, or any subsidiary thereof, and a Substantial Shareholder; a sale, lease or other disposition of a "substantial part" of the assets of Worthington Ohio or any subsidiary thereof (that is, assets constituting in excess of 10% of the book value of the total consolidated assets of Worthington Ohio) to a Substantial Shareholder; an issuance of equity securities of Worthington Ohio to a Substantial Shareholder for consideration aggregating $25,000,000 or more; a liquidation or dissolution of Worthington Ohio (if as of the record date for the determination of shareholders entitled to vote with respect thereto, any person is a Substantial Shareholder); and a reclassification or recapitalization of securities (including any reverse stock split) of Worthington Ohio or any subsidiary thereof or a reorganization, in any case having the effect, directly or indirectly, of increasing the percentage interest of a Substantial Shareholder in any class of equity securities of Worthington Ohio or such subsidiary.


         A "Continuing Director" is defined as any individual serving as a director of Worthington Ohio on October 13, 1998, or any individual elected or appointed prior to the time the Substantial Shareholder in question acquires such status, or an individual designated as a Continuing Director (prior to his or her initial election or appointment) by three-fourths of the authorized number of directors, but only if a majority thereof then consists of Continuing Directors.


         Worthington Ohio has opted out of Section 1701.831 of the Ohio Revised Code (the "Ohio Control Share Acquisition Statute") and Chapter 1704 of the Ohio Revised Code (the "Merger Moratorium Statute").

NOMINATION PROCEDURE; NUMBER OF DIRECTORS; CLASSIFIED BOARD

         The Regulations provide that a shareholder nomination for election to the Board of Directors must be made in writing and must be received at the principal executive offices of Worthington Ohio not less than 14 days nor more than 50 days prior to any meeting of shareholders called for the election of directors; however, if less than 21 days' notice of the meeting is given to the shareholders, such nomination must be so received not later than the close of business on the seventh day following the day on which the notice of the meeting was mailed. The notification must contain the following information to the extent known to the notifying shareholder: (a) the name, age, business address and residence address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the number of shares of Worthington Ohio beneficially owned by the proposed nominee and by the notifying shareholder; (d) the name and address of the notifying shareholder; and (e) any other information required to be disclosed with respect to a nominee for election as a director in proxy solicitations pursuant to Regulation 14A under the Exchange Act or any successor statute, rule or provision. Nominations which the chairman of the meeting determines are not made in accordance with the Regulations would be disregarded.


         Subject to the rights of any holders of Preferred Shares, the number of directors may be determined by the affirmative vote of shareholders holding 75% of the outstanding voting power or by the affirmative vote of a majority of the whole authorized number of directors. The number of directors may not be fewer than three or more than eighteen.


         The Board of Directors of Worthington Ohio is divided into three classes. The election of each class of directors constitutes a separate election. Directors serve for terms of three years and until their respective successors are duly elected and qualified, or until their earlier resignation, removal from office or death. As a result of the classification of the Worthington Ohio Board, a minimum of two annual meetings of shareholders will be necessary for a majority of the Board members to stand for election.

ADVANCE NOTIFICATION OF SHAREHOLDER PROPOSALS

         The Regulations provide that a shareholder must give advance notice of any proposal relating to business to be conducted at a meeting. To be timely, a shareholder's notice must be received at the principal executive offices of Worthington Ohio not less than 30 days prior to the meeting; however, if less than 40 days' notice of the meeting is given or made to the shareholders, such notice must be received no later than the close of business on the tenth day following the day on which the notice of the meeting was mailed. The shareholder's notice must set forth in writing as to each matter the shareholder proposes to bring before the meeting: (1) a brief description of the business to be brought before the meeting and the reasons for conducting such business at the meeting; (2) the name and address, as they appear on Worthington Ohio's books, of the shareholder of record proposing such business; (3) the class and number of shares of Worthington Ohio that are beneficially owned by such shareholder; and (4) any material interest of the shareholder in such proposal. A shareholder will also be required to comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder governing shareholder proposals. The determination as to whether the notice provisions have been met will be made by the chairman of the meeting. This provision applies only to new business and not to other reports of officers, directors or committees of the Board of Directors.

REMOVAL OF DIRECTORS AND FILLING OF VACANCIES

         Subject to the rights of holders of Preferred Shares, a director may be removed from office, with or without cause, by the affirmative vote of the holders of 75% of the outstanding Voting Stock or for cause, by the affirmative vote of three-fourths of the directors then in office. Subject to the rights of holders of Preferred Shares, vacancies in the Board of Directors and any newly-created directorships resulting from any increase in the number of directors may be filled by the affirmative vote of a majority of the directors then in office.

PRE-EMPTIVE RIGHTS

         Shareholders of Worthington Ohio do not have pre-emptive rights.

REPURCHASES

         Worthington Ohio has the right to repurchase, if and when any shareholder desires to sell, or on the happening of any event is required to sell, shares previously issued. However, Worthington Ohio may not repurchase shares if immediately thereafter its assets would be less than its liabilities plus its stated capital, if any, or if Worthington Ohio is insolvent or would be rendered insolvent by such a purchase.

DIVIDEND RIGHTS

         Worthington Ohio may pay dividends in an amount which does not exceed the combination of the surplus of Worthington Ohio and the difference between
(a) the reduction in surplus that results from the immediate recognition of the transition obligation under Statement of Financial Accounting Standards No. 106 ("SFAS No. 106") issued by the Financial Accounting Standards Board and (b) the aggregate amount of the transition obligation that would have been recognized as of the date of the declaration of a dividend or distribution if Worthington Ohio had elected to amortize its recognition of the transition obligation under SFAS No. 106. No dividend may be paid to the holders of Common Shares in violation of the rights of holders of Preferred Shares or when Worthington Ohio is insolvent or there is reasonable ground to believe that by such payment it would be rendered insolvent. Worthington Ohio must notify its shareholders if a dividend is paid out of capital surplus.

LIQUIDATION RIGHTS

         In the event of any dissolution, liquidation or winding up of the affairs of Worthington Ohio, the holders of Worthington Ohio Common Shares will be entitled, after payment or provision for payment in full of the debts and other liabilities of Worthington Ohio and the amounts to which the holders of Preferred Shares would be entitled, to share ratably in the remaining assets of Worthington Ohio available for distribution to its shareholders to the exclusion of the Preferred Shares (unless otherwise provided by the Board of Directors in any resolution providing for the issue of a series of Class A Preferred Shares or of Class B Preferred Shares).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits.


                  Exhibit 2 Agreement of Merger, dated as of August 20, 1998, between Worthington Industries, Inc., the Delaware corporation and Worthington Industries, Inc., the Ohio corporation


                  Exhibit 3(a)      Amended Articles of Incorporation


                  Exhibit 3(b)      Code of Regulations


                  Exhibit 27        Financial Data Schedule


         B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended August 31, 1998.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WORTHINGTON INDUSTRIES, INC.



Date: October 14, 1998                    By:/s/ JOHN P. MCCONNELL
      ----------------                       -----------------------
                                               John P. McConnell
                                               Chairman & CEO


                                          By:/s/ MICHAEL R. SAYRE
                                             -----------------------
                                               Michael R. Sayre
                                               Controller