Form 10-Q
period 1998-11-30
WORTHINGTON INDUSTRIES INC
filed 1998-12-23
CIK 108516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended: November 30, 1998     Commission File No. 0-4016


                          WORTHINGTON INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         OHIO                                             31-1189815
-------------------------                   ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

   1205 Dearborn Drive, Columbus, Ohio                      43085
----------------------------------------                 ------------
 (Address of Principal Executive Offices)                 (Zip Code)

                                 (614) 438-3210
             -------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
            ---------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed From Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

  Common Shares, without par value                       92,486,504
-----------------------------------         --------------------------------
               Class                          Outstanding December 8, 1998

                          WORTHINGTON INDUSTRIES, INC.


                                      INDEX





                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
             Consolidated Condensed Balance Sheets -
             November 30, 1998 and May 31, 1998...............................3

             Consolidated Condensed Statements of Earnings -
             Three and Six Months Ended November 30, 1998 and 1997............5

             Consolidated Condensed Statements of Cash Flows
             Six Months Ended November, 1998 and 1997.........................6

             Notes to Consolidated Condensed Financial Statements.............7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................10


PART II. OTHER INFORMATION...................................................17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)

                                     ASSETS

                                                                                  November 30,          May 31,
                                                                                      1998                1998
                                                                                      ----                ----
                                                                                   (Unaudited)         (Audited)
CURRENT ASSETS
     Cash and cash equivalents                                                          $22,788            $3,788
   Accounts receivable - net                                                            281,292           310,155
   Inventories
     Raw materials                                                                      179,443           172,920
     Work in process and finished products                                              131,239           115,991
                                                                                     ----------        ----------
       Total Inventories                                                                310,682           288,911
   Income taxes receivable                                                                    -             5,429
Prepaid expenses and other current assets                                                34,766            34,712
                                                                                     ----------        ----------

     TOTAL CURRENT ASSETS                                                               649,528           642,995

Investment in Unconsolidated Affiliates                                                  64,282            61,694
Intangible Assets                                                                       108,264            95,725
Other Assets                                                                             30,460            33,025
Investment in Rouge                                                                      49,497            75,745
Property, plant and equipment                                                         1,345,412         1,315,668
Less accumulated depreciation                                                           377,682           382,510
                                                                                     ----------        ----------
     Property, Plant and Equipment - net                                                967,730           933,158
                                                                                     ----------        ----------

     TOTAL ASSETS                                                                    $1,869,761        $1,842,342
                                                                                     ==========        ==========

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  November 30,          May 31,
                                                                                      1998                1998
                                                                                  ------------        ----------
                                                                                   (Unaudited)         (Audited)
CURRENT LIABILITIES
   Accounts payable                                                                    $163,980         $176,752
   Notes payable                                                                        221,721          136,600
   Accrued compensation, contributions to
    employee benefit plans and related taxes                                             45,804           43,867
   Dividends payable                                                                     12,947           13,532
   Other accrued items                                                                   43,573           37,800
   Income taxes                                                                          12,039                -
   Current maturities of long-term debt                                                   5,081            1,480
                                                                                     ----------       ----------

     TOTAL CURRENT LIABILITIES                                                          505,145          410,031

Other Liabilities                                                                        30,981           24,788
Long-Term Debt:
   Conventional long-term debt                                                          366,074          363,870
   Debt exchangeable for common shares                                                   49,497           75,745
                                                                                     ----------       ----------
     Total Long-Term Debt                                                               415,571          439,615
Deferred Income Taxes                                                                   139,934          145,230
Minority Interest                                                                        44,043           42,405

Shareholders' Equity
   Common shares, without par value                                                     113,394                -
   Common shares, $.01 par value                                                              -              968
   Additional paid-in capital                                                                 -          116,696
   Unrealized loss on investment                                                         (5,563)          (5,563)
   Foreign currency translation                                                          (2,491)          (2,812)
   Retained earnings                                                                    628,747          670,984
                                                                                     ----------       ----------

     TOTAL SHAREHOLDERS' EQUITY                                                         734,087          780,273
                                                                                     ----------       ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $1,869,761       $1,842,342
                                                                                     ==========       ==========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         (In Thousands Except Per Share)
                                   (Unaudited)

                                                          Three Months Ended                          Six Months Ended
                                                               November 30,                              November 30,
                                                      -----------------------------             --------------------------
                                                        1998                1997                  1998               1997
                                                      ---------          ----------             ---------         --------
Net sales                                              $436,428           $392,690               $845,708          $780,251
Cost of goods sold                                      367,258            334,967                714,860           661,353
                                                       --------            -------                -------           -------
  GROSS MARGIN                                           69,170             57,723                130,848           118,898
Selling, general & administrative expense                35,320             29,433                 67,392            55,035
                                                       --------             ------                 ------            ------
  OPERATING INCOME                                       33,850             28,290                 63,456            63,863
Other income (expense):
   Miscellaneous income                                     961                685                  3,323               477
   Interest expense                                     (11,743)            (6,876)               (20,686)          (13,654)
   Equity in net income of unconsolidated
      affiliates                                          6,072              4,958                 11,127             9,659
                                                       --------             ------                 ------            ------
  EARNINGS BEFORE INCOME TAXES                           29,140             27,057                 57,220            60,345
Income taxes                                             10,781             10,011                 21,171            22,328
                                                       --------            -------                 ------           -------
  EARNINGS FROM CONTINUING
    OPERATIONS                                           18,359             17,046                 36,049            38,017

  DISCONTINUED OPERATIONS, NET OF TAXES                   3,948              4,854                  2,632             6,637
                                                       --------              -----                  -----             -----
  NET EARNINGS                                          $22,307            $21,900                $38,681           $44,654
                                                       ========            =======                =======           =======

AVERAGE COMMON SHARES OUTSTANDING                        92,474             96,784                 94,121            96,762

EARNINGS PER COMMON SHARE - BASIC & DILUTED
-------------------------------------------
  EARNINGS FROM CONTINUING
     OPERATIONS                                            $.20               $.18                   $.38              $.39
  DISCONTINUED OPERATIONS, NET OF TAXES                     .04                .05                    .03               .07
  NET EARNINGS                                             $.24               $.23                   $.41              $.46
                                                           ====               ====                   ====              ====

CASH DIVIDENDS DECLARED
   PER COMMON SHARE                                        $.14               $.13                   $.28              $.26
                                                           ----               ----                   ----              ----


See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                           November 30,
                                                                                                    -----------------------
                                                                                                    1998               1997
                                                                                                    ----               ----
OPERATING ACTIVITIES
   Net earnings                                                                                   $38,681          $44,654
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                                                39,054           30,264
      Deferred income taxes                                                                           (83)            (108)
      Equity in undistributed net income of unconsolidated affiliates                              (4,522)          (4,289)
      Minority interest in net loss of consolidated subsidiary                                     (2,202)             (16)
      Net gain on sale of assets                                                                   (4,283)               -
      Changes in assets and liabilities:
          Current assets                                                                            7,088           12,835
          Other assets                                                                              2,417            2,212
          Current liabilities                                                                       5,194           20,439
          Other liabilities                                                                           886           (2,182)
                                                                                                      ---        ----------
      Net Cash Provided By Operating Activities                                                    82,230          103,809

INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                                               (84,980)        (153,295)
   Acquisitions, net of cash acquired                                                             (26,718)               -
   Proceeds from sale of assets                                                                    46,802                -
                                                                                                   ------        ---------
Net Cash Used By Investing Activities                                                             (64,896)        (153,295)

FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                                             85,121           57,661
   Proceeds from long-term debt                                                                     2,600            2,267
   Principal payments on long-term debt                                                            (4,122)          (5,092)
   Proceeds from issuance of common shares                                                            128            1,607
   Proceeds from minority interest                                                                  3,839           17,281
   Repurchase of common shares                                                                    (59,422)               -
   Dividends paid                                                                                 (26,478)         (25,150)
                                                                                                  --------         --------
      Net Cash Provided By Financing Activities                                                     1,666           48,574
                                                                                                    -----           ------

Increase (decrease) in cash and cash equivalents                                                   19,000             (912)
Cash and cash equivalents at beginning of period                                                    3,788            7,212
                                                                                                    -----            -----

Cash and cash equivalents at end of period                                                        $22,788           $6,300
                                                                                                  =======           ======

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - MANAGEMENT'S OPINION
         --------------------

                  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of those of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of November 30, 1998 and May 31, 1998; the results of operations for the three and six months ended November 30, 1998 and 1997, and the cash flows for the six months ended November 30, 1998 and 1997.


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


NOTE C - RESULTS OF OPERATIONS
         ---------------------

                  The results of operations for the three and six months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE D - SHAREHOLDER'S EQUITY AND COMMON STOCK
         -------------------------------------

                  On October 13, 1998, Worthington Industries, Inc., a Delaware corporation (Worthington Delaware) was merged with and into Worthington Industries, Inc., an Ohio corporation (Worthington Ohio) and a wholly-owned subsidiary of Worthington Delaware. Each share of common stock, par value $.01 per share, of Worthington Delaware was converted into one common share, without par value, of Worthington Ohio.

NOTE E - ACQUISITION
         -----------

                  In June, 1998, the Company acquired the stock of Jos. Heiser vormals J. Winter's Sohn, Gmbh (Worthington Heiser) for approximately $27 million (net of cash acquired) plus $7.3 million of debt assumed, in a business combination accounted for as a purchase. Based in Gaming, Austria, Worthington Heiser is Europe's leading producer of high pressure industrial gas cylinders. The results of operations for Worthington Heiser are included in the financial statements of the Company since the date of acquisition. Goodwill in the amount of $12.9 million resulting from the purchase is being amortized using the straight-line method over 40 years. Proforma results including Worthington Heiser since the beginning of the earliest period presented would not be materially different than actual results.


NOTE F - COMPREHENSIVE INCOME
         --------------------

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


                                                                          Three Months                   Six Months
                                                                          ------------                   ----------

                                                                                       Ended November 30,
                                                                                       ------------------

           ($000)                                                          1998           1997          1998          1997
                                                                           ----           ----          ----          ----
           Comprehensive Income:
            Net Income                                                   $22,307      $21,900       $38,681       $44,654
            Other Comprehensive Income (Loss),
               net of tax:
               Unrealized Gain (Loss) on Investment                            -       (4,026)            -             5
               Foreign Currency Translation                                  577         (556)          321          (556)
                                                                             ---         -----          ---          -----
                 Other Comprehensive Income (Loss)                           577       (4,582)          321          (551)
                                                                             ---       -------          ---          -----
           Comprehensive Income                                          $22,884      $17,318       $39,002       $44,103
                                                                         =======      =======       =======       =======

NOTE G - DISCONTINUED OPERATIONS
         -----------------------

                  On October 30, 1998, the Company completed the sale of its Worthington Precision Metals subsidiary as part of the previously announced decision to sell its Custom Products and Cast Products segments. The subsidiary was sold for approximately $42 million. Summarized operating results of this subsidiary included in the Discontinued Operations amount on the Company's consolidated income statement follow:


                                                                                Three Months               Six Months
                                                                                ------------               ----------

                                                                                           Ended November 30,
                                                                                           ------------------

           ($000)                                                             1998         1997         1998          1997
                                                                              ----         ----         ----          ----
            Income from operations before income
              taxes                                                            $609        $441          $129          $938
            Income Taxes                                                        226         163            48           347
                                                                               ----        ----          ----          ----
              Net Income from Operations                                        383         278            81           591
                                                                               ----        ----          ----          ----

           Net Loss on Sale, net of taxes of $5,055                          (1,806)          -        (1,806)            -
                                                                            -------        ----        -------         ----
           Net Income (Loss) from
             Discontinued Operations                                        ($1,423)       $278       $(1,725)         $591
                                                                           ========        ====       ========         ====


           Earnings Per Common Share -
             Basic & Diluted:
              Net Income from Operations                                       $  -        $  -       $     -          $.01
              Net Loss on Sale                                                 (.02)          -          (.02)            -
                                                                              -----        -----        ------         ----
           Net Income (Loss) from
             Discontinued Operations                                          ($.02)       $  -       $  (.02)         $.01
                                                                              ======       =====        ======         ====


                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



DISCONTINUED OPERATIONS


         As a result of the decision of the Company to divest its subsidiaries, Worthington Custom Plastics, Worthington Precision Metals and Buckeye Steel Castings Company, the Custom Products and Cast Products segments of the Company have been restated as Discontinued Operations. Accordingly, the Company's Continuing Operations consist of only its steel processing business, which consists of the Worthington Steel Company and the metals related businesses including Worthington Cylinder Corporation, Dietrich Industries, Inc., and The Gerstenslager Company, and its equity interest in a number of joint ventures in steel processing and other metals related markets. During the second quarter ended November 30, 1998, the Company sold the Worthington Precision Metals business and its interest in the London Industries joint venture.


RESULTS


         For the quarter ended November 30, 1998, sales increased 11% to $436.4 million. Earnings from continuing operations were $18.4 million compared to $17.0 million for the previous year's second quarter and earnings per share from continuing operations were $.20 versus $.18 last year. Earnings from discontinued operations for the quarter were $3.9 million, down 19% from last year. Net earnings and net earnings per share, which include the Company's discontinued operations, were $22.3 million and $.24 respectively, compared to $21.9 million and $.23 for the second quarter of the previous year.


         For the first six months, sales increased 8% to $845.7 million. Earnings from continuing operations were $36.0 million compared to $38.0 million for the previous year's first six months and earnings per share from continuing operations were $.38 versus $.39 last year. Earnings from discontinued operations for the first six months were $2.6 million, down 60% from last year. Net earnings and net earnings per share, which include the Company's discontinued operations, were $38.7 million and $.41 respectively, compared to $44.7 million and $.46 for the first six months of the previous year.


RESULTS FROM CONTINUING OPERATIONS


         Overall for the quarter and six months ended November 30, 1998, demand for most product lines for continuing operations was stronger in fiscal 1999 than in fiscal 1998. Sales were up for all lines of business for the quarter and six months, except for the metal framing business where sales were essentially even for the quarter. Operating income was up for the quarter and flat for six months. For the quarter, favorable market share growth, the gain on the sale of the garage door operations in the metal framing business and favorable raw material costs were partially offset by the expected impact from the two steel processing facility start-ups (described below), estimated by the Company to be $.05 per share. For the six months, the second quarter favorable results were offset by the first quarter unfavorable impact of the two facility start-ups and the General Motors strike. The estimated combined impact on continuing operations of the start-ups and strike was $.05 and $.10 per share for the quarter and six months, respectively. The impact from the start-ups will continue to be felt throughout fiscal 1999.


         Gross margin as a percent of net sales was 15.8% (14.7% last year) for the quarter and 15.5% (15.2% last year) for six months. This improved performance was due to a more profitable sales mix and lower raw material costs. The fire at the Monroe, Ohio facility (discussed below) did not materially impact margins due to recoveries under business interruption insurance, which approximated the lost operating income which would have resulted had the fire not occurred. In the first quarter, $1.6 million of business interruption insurance recovery was included in net sales. The last of the operations affected by the fire, pickling, resumed early in the second quarter. A final insurance settlement is likely in the third quarter.


         Operating income as a percent of net sales was 7.8% (7.2% last year) for the quarter and 7.5% (8.2% last year) for six months. The improved performance for the quarter was driven by gross margin improvement, partially offset by relatively higher selling, general and administrative (SG&A) costs for the quarter and six months. SG&A as a percent of net sales was 8.1% (7.5% last year) for the quarter and 8.0% (7.1% last year) for six months. The SG&A as a percent of net sales increase is driven by the negative impact of overhead without corresponding sales levels at the two start-up facilities and the impact of the Year 2000 issue (described below).


         Steel processing sales increased and operating income declined for the quarter and six months. Additional sales during the quarter were driven by the continued ramp-up of the Delta, Ohio facility and the recent start-ups at the Decatur, Alabama and Spartan Steel facilities. The Decatur, Alabama facility produced its first commercially saleable cold rolled coils in August 1998. Spartan Steel, the Company's hot dipped galvanizing joint venture with Rouge Industries in Monroe, Michigan, commenced operations in the fourth quarter of fiscal 1998. Overall sales growth for the first six months was driven by the start-ups, partially offset by first quarter lost sales due to the General Motors strike. For the quarter, operating income in steel processing was lower due to the impact of the start-ups, partially offset by favorable raw material costs. For the six months, results also reflect the negative impact of the General Motors strike.


         On August 14, 1997, the Company experienced a fire at the Monroe, Ohio, steel processing facility. The fire destroyed the pickling area of the facility and caused extensive damage to other parts of the plant. The Company shifted a significant amount of the business to other locations, with the remainder sent to third party processors. Blanking returned to operation in September 1997, slitting returned in March 1998, and pickling resumed in September 1998. The Company has increased both pickling and storage capacity at this facility beyond its pre-fire capabilities.

         Pressure cylinder sales and operating income were up over fiscal 1998's second quarter and six months due to increased volume in most product lines. The cylinder business showed strong growth in international sales during the first half of the year, both through exports and the acquisition of Jos. Heiser vormals J. Winter's Sohn, GmbH (Worthington Heiser) in June 1998. Based in Gaming, Austria, Worthington Heiser is Europe's leading producer of high pressure cylinders.


         Metal framing sales for the quarter were essentially even as continued growth in the building products line was offset by lower sales from the Aurora, Ohio stainless facility due to a labor dispute. For the six months, sales increased due to the building products sales growth. Operating income increased for the quarter and six months reflecting the increased sales volume in the building products line, lower material costs, and the gain on sale of the garage door operations, lessened by the impact from the Aurora labor dispute.


         Automotive body panel sales and operating income increased for the quarter and six months reflecting additional volume.


         Interest expense increased 71% to $11.7 million for the second quarter and increased 52% to $20.7 million for the first six months as a result of higher debt levels. Average debt outstanding (excluding DECS) totaled $612 million ($445 million last year) for the quarter and $547 million ($445 million last year) for six months. Debt levels rose in fiscal 1999 to fund capital spending, including the construction of the Decatur and the Spartan facilities, and the acquisition of Worthington Heiser, partially offset by proceeds from divestitures, primarily the Metals business. At November 30, 1998, approximately 63% of the Company's total debt (excluding DECS) was at fixed rates of interest. During September 1998, the Company unwound $100 million of interest rate swap agreements that were in place at August 31, 1998. Capitalized interest totaled $0.7 million ($1.8 million last year) for the quarter and $3.7 million ($3.3 million last year) for six months as projects came on-line.


         Equity in net income of unconsolidated affiliates increased 18% and 15% for the quarter and first six months, respectively. WAVE continued to be the major contributor to income by posting increases in earnings for the quarter and six months. TWB also contributed to the increased income for the quarter and six months, while WSP's contribution was essentially flat for the quarter and six months.


         The effective tax rate for the second quarter and first six months of fiscal 1999 remained at 37%.


RESULTS FROM DISCONTINUED OPERATIONS


         Sales from discontinued operations for the quarter were $122.3 million, down 4% from last year. Sales increased 34% for Cast Products due to significant rail car volume improvement. However, the improvement was more than offset by a 15% decline from Custom Products due to softer sales volumes and the October divestiture of the Metals business. Earnings from discontinued operations for the quarter were $3.9 million, down

19% from last year. Excluding the $1.8 million after-tax loss on the sale of the Metals business, net income from the operations was up 19%.


         Sales from discontinued operations for the six months were $218.9 million, down 9% from last year. The decline in sales is primarily due to a 21% decline in Custom Products sales driven by the impact from the first quarter strike at General Motors and the October divestiture of the Metals business. Partially offsetting this unfavorable performance was a 34% increase in Cast Products sales due to significant improvement in rail car volume. Earnings from discontinued operations for the first six months were $2.6 million, down 60% from last year. Excluding the $1.8 million after-tax loss on the sale of the Metals business, net income from the operations was down 33%.


LIQUIDITY AND CAPITAL RESOURCES


         During the six months ended November 30, 1998, total assets increased slightly to $1.9 billion, primarily reflecting the Company's increased investment in property, plant and equipment and a $22 million increase in inventory offset by a $29 million decrease in accounts receivable. Capital investments included $85 million ($81 million, net of Rouge Industries' capital investment in Spartan Steel) for the six months and $27 million for the Worthington Heiser acquisition. The most significant projects were the Decatur, Alabama steel processing plant, and the rebuild of the Monroe, Ohio facility. Accounts receivable decreased in line with the Company's normal sales profile from the fourth quarter of the previous year. Inventory increased mostly due to the higher levels needed to support the Decatur start-up.


         Current liabilities increased by $95 million during the six months to $505 million, primarily due to an $85 million increase in notes payable (described below). Accordingly, the current ratio at November 30, 1998 was 1.3 to 1 versus 1.6 to 1 at May 31, 1998.


         The Company uses short-term uncommitted lines of credit extended by various commercial banks to finance its business operations. Maturities on these borrowings typically range from one to ninety days. To ensure liquidity, the Company maintains a revolving credit facility with a group of commercial banks. During October 1998, the Company increased the amount of the revolving credit facility to $300 million from $190 million. The $110 million increase in commitments was extended by the existing bank group and expires in September 1999. Previously existing commitments totaling $190 million continue to expire in May 2003. At November 30, 1998, there were no outstanding borrowings under the revolving credit facility.


         In March 1997, Debt Exchangeable for Common Stock (DECS), payable in Rouge stock, was issued by the Company. In the opinion of the Company, it is appropriate to examine the Company's debt without the DECS, since the Company may satisfy the DECS with currently owned Rouge stock. The DECS value as of November 30, 1998 was $49.5 million, down from $75.7 million at May 31,1998 due to a decrease in the value of the Rouge common stock.

         At November 30, 1998, the Company's total debt (excluding the DECS) was $593 million compared to $502 million (excluding the DECS) at the end of fiscal 1998. As a result, total debt to committed capital increased to 46% (excluding the DECS) versus fiscal year end's 39% (excluding the DECS). Along with the divestiture proceeds, additional debt (primarily notes payable) was incurred and used to finance the Company's capital investments in property, plant and equipment, the Worthington Heiser acquisition, and stock repurchases. During the first quarter, the Company repurchased approximately 4.2 million shares of stock for $59 million and the Board of Directors increased the repurchase authorization by 10 million additional shares.


         Cash provided by operating activities for the first six months totaled $82 million, down from $104 million in fiscal 1998, primarily due to increased working capital requirements.


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


IMPACT OF YEAR 2000


         Year 2000 issues occur in computerized systems when only two digits are used to identify the year in a date instead of four (i.e., the years 1900 and 2000 are both represented as "00") and the two-digit years are used for decision-making in the operation of those systems. As the year 2000 approaches, the use of two-digit years in computer hardware or software, or any other equipment reliant on embedded computer chip technology, could result in computer system or equipment failures, potentially leading to business and manufacturing disruptions.


         Several initiatives related to year 2000 issues have been started in the Company's businesses. The Company formed a year 2000 project team, comprised of business and technical representatives from across the Company and external consultants, to assess and resolve year 2000 issues, including the year 2000 readiness of its significant suppliers and customers. Inventories and assessments of the Company's mainframe systems, as well as the information technology (IT) and non-information technology (non-IT) hardware and software at eight of the Company's representative manufacturing sites, have been completed by the project team and are the basis for the discussion below. The project team is continuing the inventory and assessment process at the remaining Company sites and is estimating completion of the process by the end of the third fiscal quarter.

         The Company has utilized both internal and external resources to inventory, assess, remediate, test, and re-deploy mainframe software to make it year 2000 ready. These mainframe projects are estimated to be over 70% complete. Although remediation steps have been taken at certain of the Company's sites, further efforts are necessary to determine year 2000 readiness of non-mainframe IT systems and non-IT hardware and software. The Company estimates that over 50% of the non-mainframe hardware and software has been inspected. The Company has initiated communications with significant suppliers and customers to confirm their plans to become year 2000 ready and assess the possible impact on the Company's operations. While this assessment is not complete, the Company presently believes it is not materially reliant on third party systems (e.g. electronic data interchange) to conduct business.


         To date, approximately $1.2 million has been expended to resolve mainframe year 2000 issues and an additional $1.6 million has been expended by the project team to assess remaining mainframe and non-mainframe hardware and software year 2000 issues. The assessment work to date has provided the project team with information that is currently being used to develop a detailed remediation plan for remaining issues. It is possible that significant additional expenditures will be necessary. However, the project team remediation plan must be substantially prepared before meaningful estimates of additional expenditures can be made. The Company anticipates that it will be able to make initial estimates of the additional expenditures for its year 2000 readiness efforts by the end of the third fiscal quarter.


         While possible, the Company does not currently believe that year 2000 issues or expenditures will have a material adverse impact on the results of operations or the financial position of the Company. Projects already anticipated for business reasons may be implemented sooner, if they will simultaneously resolve year 2000 issues. A portion of the Year 2000 expenditures will be capitalized under generally accepted accounting principles. Existing internal resources are being re-deployed to perform year 2000 activities. The Company will use all commercially reasonable efforts to complete all critical year 2000 projects before January 1, 2000. The Company recognizes the need for analyses of worst case scenarios and contingency planning and will be able to plan for contingencies once the detailed remediation plan is complete. It estimates that those contingency plans will also be in place before January 1, 2000.


         THE YEAR 2000 STATEMENTS CONTAINED HEREIN ARE YEAR 2000 READINESS DISCLOSURES (as defined under the Year 2000 Information and Readiness Act) and shall be treated as such for all purposes permissible under such Act. These statements are based on management's analysis of all information obtained to date and use what management believes to be reasonable assumptions in estimating costs, project timing, and the occurrence of future events. There can be no assurance that actual costs will not exceed any stated estimates, that all possible year 2000 issues will be resolved by the stated times, or that there will be no adverse impact on the Company due to system failures caused by either internal or external year 2000 issues.

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

PART II.   OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits.


                  Exhibit 27        Financial Data Schedule


         B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended November 30, 1998.



                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WORTHINGTON INDUSTRIES, INC.



Date: December 22, 1998            By:/s/John T. Baldwin
      -----------------               ------------------
                                        John T. Baldwin
                                        Vice President & Chief Financial Officer


                                   By:/s/Michael R. Sayre
                                      -------------------
                                        Michael R. Sayre
                                        Controller