Form 10-Q
period 1999-02-28
WORTHINGTON INDUSTRIES INC
filed 1999-04-14
CIK 108516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended: February 28, 1999     Commission File No. 0-4016


                          WORTHINGTON INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          OHIO                                          31-1189815
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


   1205 Dearborn Drive, Columbus, Ohio                            43085
----------------------------------------                        ----------
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
YES X  NO [ ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Common Shares, without par value                             91,849,127
--------------------------------                     --------------------------
           Class                                     Outstanding March 31, 1999

                          WORTHINGTON INDUSTRIES, INC.


                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
             Consolidated Condensed Balance Sheets -
             February 28, 1999 and May 31, 1998.............................  3

             Consolidated Condensed Statements of Earnings -
             Three and Nine Months Ended February 28, 1999 and 1998.........  5

             Consolidated Condensed Statements of Cash Flows
             Nine Months Ended February 28, 1999 and 1998...................  6

             Notes to Consolidated Condensed Financial Statements...........  7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... 10


PART II. OTHER INFORMATION.................................................. 19

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)

                                     ASSETS

                                             February 28,    May 31,
                                                 1999         1998
                                             ------------   ---------
                                             (Unaudited)    (Audited)
CURRENT ASSETS
   Cash and cash equivalents                 $   16,750    $    3,788
   Accounts receivable - net                    294,278       310,155
   Inventories
     Raw materials                              163,529       172,920
     Work in process and finished products      132,030       115,991
                                             ----------    ----------
       Total Inventories                        295,559       288,911
   Income taxes receivable                           --         5,429
   Prepaid expenses and other
     current assets                              37,272        34,712
                                             ----------    ----------

     TOTAL CURRENT ASSETS                       643,859       642,995

Investment in Unconsolidated Affiliates          66,406        61,694
Intangible Assets                               106,905        95,725
Other Assets                                     40,792        33,025
Investment in Rouge                              59,621        75,745
Property, plant and equipment                 1,246,989     1,315,668
Less accumulated depreciation                   318,806       382,510
                                             ----------    ----------
     Property, Plant and Equipment - net        928,183       933,158
                                             ----------    ----------

     TOTAL ASSETS                            $1,845,766    $1,842,342
                                             ==========    ==========

                          WORTHINGTON INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Per Share)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   February 28,     May 31,
                                                       1999          1998
                                                   -----------     ---------
                                                   (Unaudited)     (Audited)
CURRENT LIABILITIES
   Accounts payable                                 $  173,140    $  176,752
   Notes payable                                       161,099       136,600
   Accrued compensation, contributions to
    employee benefit plans and related taxes            35,737        43,867
   Dividends payable                                    12,957        13,532
   Other accrued items                                  86,995        37,800
   Income taxes                                         31,035            --
   Current maturities of long-term debt                  4,588         1,480
                                                    ----------    ----------

     TOTAL CURRENT LIABILITIES                         505,551       410,031

Other Liabilities                                       34,752        24,788
Long-Term Debt:
   Conventional long-term debt                         365,040       363,870
Debt exchangeable for common shares                     59,621        75,745
                                                    ----------    ----------
     Total Long-Term Debt                              424,661       439,615
Deferred Income Taxes                                  116,269       145,230
Minority Interest                                       43,378        42,405

Shareholders' Equity
   Common shares, without par value,
     at stated capital amount                          113,964            --
   Common shares, $.01 par value                            --           968
   Additional paid-in capital                               --       116,696
   Unrealized loss on investment                        (5,563)       (5,563)
   Foreign currency translation                         (5,258)       (2,812)
   Retained earnings                                   618,012       670,984
                                                    ----------    ----------

     TOTAL SHAREHOLDERS' EQUITY                        721,155       780,273
                                                    ----------    ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,845,766    $1,842,342
                                                    ==========    ==========

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         (In Thousands Except Per Share)
                                   (Unaudited)

                                               Three Months Ended        Nine Months Ended
                                                   February 28,             February 28,
                                              --------------------    ------------------------
                                                1999        1998         1999          1998
                                              --------    --------    ----------    ----------
Net sales                                     $422,074    $397,529    $1,267,782    $1,177,780
Cost of goods sold                             349,737     338,176     1,064,597       999,529
                                              --------    --------    ----------    ----------
  GROSS MARGIN                                  72,337      59,353       203,185       178,251
Selling, general & administrative expense       37,246      28,709       104,638        83,744
                                              --------    --------    ----------    ----------
  OPERATING INCOME                              35,091      30,644        98,547        94,507
Other income (expense):
   Miscellaneous income                          1,268         242         4,592           719
   Interest expense                            (11,384)     (5,816)      (32,070)      (19,470)
   Equity in net income of unconsolidated
      affiliates                                 5,336       4,805        16,463        14,464
                                              --------    --------    ----------    ----------
  EARNINGS BEFORE INCOME TAXES                  30,311      29,875        87,532        90,220
Income taxes                                    11,216      11,054        32,387        33,382
                                              --------    --------    ----------    ----------
  EARNINGS FROM CONTINUING
    OPERATIONS                                  19,095      18,821        55,145        56,838

  DISCONTINUED OPERATIONS,
    NET OF TAXES                               (16,870)      3,527       (14,238)       10,164
  EXTRAORDINARY ITEM, NET OF TAXES                  --      18,771            --        18,771
                                              --------    --------    ----------    ----------
  NET EARNINGS                                $  2,225    $ 41,119    $   40,907    $   85,773
                                              ========    ========    ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING               92,510      96,781        93,590        96,768

EARNINGS PER COMMON SHARE - BASIC & DILUTED
-------------------------------------------
   EARNINGS FROM CONTINUING
     OPERATIONS                               $    .21    $    .19    $      .59    $      .59
  DISCONTINUED OPERATIONS, NET OF TAXES           (.19)        .04          (.15)          .10
  EXTRAORDINARY ITEM, NET OF TAXES                  --         .19            --           .19
                                              --------    --------    ----------    ----------
  NET EARNINGS                                $    .02    $    .42    $      .44    $      .88
                                              ========    ========    ==========    ==========

CASH DIVIDENDS DECLARED
   PER COMMON SHARE                           $    .14    $    .13    $      .42    $      .39
                                              --------    --------    ----------    ----------

See notes to consolidated condensed financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                February 28,
                                                                          -----------------------
                                                                            1999           1998
                                                                          --------      ---------
OPERATING ACTIVITIES
   Net earnings                                                           $ 40,907      $  85,773
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                         58,757         45,513
      Deferred income taxes                                                (23,590)        10,862
      Equity in undistributed net income of unconsolidated affiliates       (7,340)        (5,755)
      Minority interest in net loss of consolidated subsidiary              (2,867)          (106)
      Net loss on sale of assets                                            21,744             --
      Extraordinary gain                                                        --        (29,795)
      Changes in assets and liabilities:
          Current assets                                                   (24,607)       (29,492)
          Other assets                                                       1,054         (2,664)
          Current liabilities                                               26,872         57,970
          Other liabilities                                                    656         (1,622)
                                                                          --------      ---------
Net Cash Provided By Operating Activities                                   91,586        130,684

INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                        (96,098)      (219,728)
   Acquisitions, net of cash acquired                                      (26,718)            --
   Proceeds from property insurance                                             --         38,683
   Proceeds from sale of assets                                            117,056             --
                                                                          --------      ---------
Net Cash Used By Investing Activities                                       (5,760)      (181,045)

FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                      24,499          5,700
   Proceeds from long-term debt                                              2,600        152,829
   Principal payments on long-term debt                                     (5,649)       (96,550)
   Proceeds from issuance of common shares                                     694          1,846
   Proceeds from minority interest                                           3,840         26,400
   Repurchase of common shares                                             (59,422)        (2,192)
   Dividends paid                                                          (39,426)       (37,737)
                                                                          --------      ---------
      Net Cash Provided (Used) By Financing Activities                     (72,864)        50,296
                                                                          --------      ---------

Increase (decrease) in cash and cash equivalents                            12,962            (65)
Cash and cash equivalents at beginning of period                             3,788          7,212
                                                                          --------      ---------

Cash and cash equivalents at end of period                                $ 16,750      $   7,147
                                                                          ========      =========

See notes to consolidated condensed financial statements

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - MANAGEMENT'S OPINION
         --------------------

                  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of those of a normal recurring nature) necessary to present fairly the financial position of Worthington Industries, Inc. and Subsidiaries (the Company) as of February 28, 1999 and May 31, 1998, the results of operations for the three and nine months ended February 28, 1999 and 1998, and the cash flows for the nine months ended February 28, 1999 and 1998.

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


NOTE C - RESULTS OF OPERATIONS
         ---------------------

                  The results of operations for the three and nine months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE D - SHAREHOLDERS' EQUITY AND COMMON STOCK
         -------------------------------------

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

NOTE E - ACQUISITION
         -----------

                  In June 1998, the Company acquired the stock of Jos. Heiser vormals J. Winter's Sohn, Gmbh (Worthington Heiser) for approximately $27 million (net of cash acquired) plus $7.3 million of debt assumed in a business combination accounted for as a purchase. Based in Gaming, Austria, Worthington Heiser produces high pressure industrial gas cylinders. The results of operations for Heiser are included in the financial statements of the Company since the date of acquisition. Goodwill in the amount of $12.9 million resulting from the purchase is being amortized using the straight-line method over 40 years. Proforma results including Worthington Heiser since the beginning of the earliest period presented would not be materially different than actual results.


NOTE F - COMPREHENSIVE INCOME
         --------------------

                  In June 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires separate reporting of certain items affecting shareholders' equity outside of those included in arriving at net earnings. The statement is effective for periods beginning in fiscal 1999 and requires disclosing comprehensive income for interim periods, which is shown below.


                                                  Three Months                Nine Months
                                                  ------------                -----------
                                                             Ended February 28,
                                                             ------------------
 ($000)                                        1999          1998          1999          1998
                                               ----          ----          ----          ----
 Comprehensive Income:
  Net Income                                 $  2,225      $ 41,119      $ 40,907      $ 85,773
  Other Comprehensive Income (Loss),
     net of tax:
     Unrealized Gain on Investment                 --            --            --             7
     Foreign Currency Translation              (2,767)          (80)       (2,446)         (636)
                                             --------      --------      --------      --------
       Other Comprehensive Income (Loss)       (2,767)          (80)       (2,446)         (629)
                                             --------      --------      --------      --------
 Comprehensive Income (Loss)                 $   (542)     $ 41,039      $ 38,461      $ 85,144
                                             ========      ========      ========      ========

NOTE G - DISCONTINUED OPERATIONS
         -----------------------

                  As part of the previously announced decision to sell its Custom Products and Cast Products segments, the Company completed the sale of its Worthington Precision Metals subsidiary for approximately $42 million on October 30, 1998. On February 10, 1999, the Company completed the sale of its Buckeye Steel Castings business for approximately $85 million. In addition, on February 26, 1999, a definitive agreement was signed for the sale of the assets of Worthington Custom Plastics in North Carolina, South Carolina and Kentucky. The Company reserved $35 million after taxes for estimated losses resulting from sales of discontinued operations. Summarized results of the Discontinued Operations amount on the Company's consolidated income statement follow:


                                             Three Months              Nine Months
                                             ------------              -----------
                                                       Ended February 28,
                                                       ------------------
($000)                                     1999         1998        1999          1998
                                           ----         ----        ----          ----
Income from operations before income
  taxes                                  $  1,198      $5,598     $  7,779      $16,133
Income Taxes                                  443       2,107        2,878        5,969
                                         --------      ------     --------      -------
  Net Income from Operations                  755       3,527        4,901       10,164
                                         --------      ------     --------      -------

Net Loss on Sales                         (26,139)         --      (22,427)          --
Income Taxes                               (8,514)         --       (3,288)          --
                                         --------      ------     --------      -------
Net Loss on Sales, net of taxes           (17,625)         --      (19,139)          --
                                         --------      ------     --------      -------
Net Income (Loss) from
  Discontinued Operations                $(16,870)     $3,527     $(14,238)     $10,164
                                         ========      ======     ========      =======

Earnings Per Common Share -
  Basic & Diluted:
   Net Income from Operations            $    .00      $  .04     $    .05      $   .10
   Net Loss on Sale                          (.19)         --         (.20)          --
                                         --------      ------     --------      -------
Net Income (Loss) from
  Discontinued Operations                $   (.19)     $  .04     $   (.15)     $   .10
                                         ========      ======     ========      =======

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



DISCONTINUED OPERATIONS

         As a result of the decision of the Company to divest its subsidiaries, Worthington Custom Plastics, Worthington Precision Metals and Buckeye Steel Castings Company, the Custom Products and Cast Products segments of the Company have been reflected as Discontinued Operations. Accordingly, the Company's Continuing Operations consist of only its steel processing business, which consists of the Worthington Steel Company and the metals related businesses including Worthington Cylinder Corporation, Dietrich Industries, Inc., and The Gerstenslager Company, and its equity interest in a number of joint ventures in steel processing and other metals related markets.

         During the third quarter ended February 28, 1999, the Company sold the Buckeye Steel Castings business (Buckeye Steel) and signed a definitive agreement for the sale of the assets of Worthington Custom Plastics in North Carolina, South Carolina and Kentucky (Non-Automotive Plastics business). The Company recorded an after-tax loss of $17.6 million in the third quarter reflecting a gain from the sale of Buckeye Steel and a reserve for estimated losses resulting from the pending sales of discontinued operations.


RESULTS

         For the quarter ended February 28, 1999, sales increased 6% to $422.1 million. Earnings from continuing operations were $19.1 million compared to $18.8 million for the previous year's third quarter and earnings per share from continuing operations were $.21 versus $.19 last year. The loss from discontinued operations was $16.9 million compared to earnings of $3.5 million last year. Net earnings and net earnings per share before the prior year extraordinary item were $2.2 million and $.02 respectively, compared to $22.3 million and $.23 for the third quarter of the previous year.

         For the first nine months, sales increased 8% to $1,267.8 million. Earnings from continuing operations were $55.1 million compared to $56.8 million for the previous year's first nine months and earnings per share from continuing operations were $.59, even with last year. The loss from discontinued operations was $14.2 million compared to earnings of $10.2 million last year. Net earnings and net earnings per share before the prior year extraordinary item were $40.9 million and $.44, respectively, compared to $67.0 million and $.69 for the first nine months of the previous year.

RESULTS FROM CONTINUING OPERATIONS

         Overall for the quarter and nine months ended February 28, 1999, sales increased due to the steel processing facility start-ups, Worthington Heiser, and stronger demand for most product lines for continuing operations. Operating income was up for the quarter and nine months. For the quarter, favorable market share growth and raw material costs were partially offset by the impact of startup losses from the two steel processing facilities (described below), estimated by the Company to be $.06 per share. For the nine months, the second and third quarter favorable results were partially offset by the General Motors strike in the first quarter and the unfavorable impact of the two facility start-ups. The estimated combined impact on continuing operations of the start-ups and strike was $.06 and $.16 per share for the quarter and nine months, respectively.

         Gross margin as a percent of net sales was 17.1% (14.9% last year) for the quarter and 16.0% (15.1% last year) for nine months. This improved performance was due to lower raw material costs. The fire at the Monroe, Ohio facility (discussed below) did not materially impact margins in the nine months due to recoveries under business interruption insurance approximating the lost operating income which would have resulted had the fire not occurred. In the third quarter, $3.9 million of business interruption was recorded in net sales.

         Operating income as a percent of net sales was 8.3% (7.7% last year) for the quarter and 7.8% (8.0% last year) for nine months. The improved performance for the quarter was driven by gross margin improvement, partially offset by relatively higher selling, general and administrative (SG&A) costs. SG&A as a percent of net sales was 8.8% (7.2% last year) for the quarter and 8.3% (7.1% last year) for nine months. The SG&A as a percent of net sales increase is due to the impact of the Year 2000 issue (described below) and the negative impact of overhead without corresponding sales levels at the two start-up facilities.

         For steel processing, sales increased and operating income declined for the quarter and nine months. Additional sales during the quarter were driven by the recent start-ups at the Decatur, Alabama and Spartan Steel facilities. The Decatur, Alabama facility produced its first commercially saleable cold rolled coils in August 1998. Spartan Steel, the Company's hot dipped galvanizing joint venture with Rouge Industries in Monroe, Michigan, commenced operations in the fourth quarter of fiscal 1998. Overall sales growth for the first nine months was driven by the start-ups, partially offset by first quarter lost sales due to the General Motors strike. For the quarter, operating income in steel processing was lower due to the impact of the start-ups and partially offset by favorable raw material costs. For the nine months, results also reflect the negative impact of the General Motors strike.

         On August 14, 1997, the Company experienced a fire at the Monroe, Ohio, steel processing facility. The fire destroyed the pickling area of the facility and caused extensive damage to other parts of the plant. The Company shifted a significant amount of the business to other locations, with the remainder sent to third party processors. Blanking returned to operation in September 1997, slitting returned in March 1998, and pickling resumed in September 1998. The Company has increased both pickling and storage capacity at this facility beyond its pre-fire capabilities. The Company has reached a final settlement with its insurance provider.

         Pressure cylinder sales and operating income were up over fiscal 1998's third quarter and nine months due to increased volume in most product lines. The cylinder business showed strong growth in international sales during the first nine months of the year through the acquisition of Jos. Heiser vormals J. Winter's Sohn, GmbH (Worthington Heiser) in June 1998. Based in Gaming, Austria, Worthington Heiser produces high pressure cylinders.

         Metal framing sales for the quarter were essentially even as continued lower sales from stainless products and the sale of the garage door operations during the second quarter offset growth in building products. Stainless product sales began to recover mid-quarter as the Aurora, Ohio labor dispute was settled. For the nine months, sales increased due to the building products sales volume growth. Operating income increased for the quarter and nine months reflecting the increased sales volume, lower net material costs, and the gain on sale of the garage door operations, and decreased by the impact from the Aurora labor dispute.

         Interest expense increased 96% to $11.4 million for the third quarter and increased 65% to $32.1 million for the first nine months. Average debt outstanding (excluding DECS) totaled $562 million ($476 million last year) for the quarter and $516 million ($449 million last year) for nine months. Debt levels rose in fiscal 1999 to fund capital spending, including the construction of the Decatur and Spartan facilities, the acquisition of Worthington Heiser and share repurchases. This increase was partially offset by proceeds from divestitures, primarily the Buckeye Steel Castings and Metals businesses. At February 28, 1999, approximately 69% of the Company's total debt (excluding
DECS) was at fixed rates of interest. Capitalized interest totaled $0.1 million ($3.9 million last year) for the quarter and $3.7 million ($7.1 million last year) for nine months.

         Equity in net income of unconsolidated affiliates increased 11% and 14% for the quarter and first nine months, respectively. WAVE continued to be a strong contributor to income by posting increases in earnings for the quarter and nine months. TWB also contributed to the increased income for the quarter and nine months, while WSP's contribution was down for the quarter and nine months, primarily due to lower volumes.

         The effective tax rate for the third quarter and first nine months of fiscal 1999 remained at 37%.


RESULTS FROM DISCONTINUED OPERATIONS

         Sales from discontinued operations for the quarter were $92.8 million, down 23% from last year. Sales decreased 20% for Cast Products due to the sale of the business on February 10, 1999. A 25% decline from Custom Products was due to lower sales volumes and the October 1998 divestiture of the Precision Metals business. Results from discontinued operations amounted to a $16.9 million loss compared to earnings of $3.5 million last year. Excluding the after-tax loss of $17.6 million recorded for the actual and pending sales of discontinued businesses, net income from the discontinued operations was approximately $.7 million.

         Sales from discontinued operations for the nine months were $311.7 million, down 14% from last year. The decline in sales is primarily due to a 25% decline in Custom Products sales due to the impact of the first quarter strike at General Motors and the October 1998 divestiture of the Metals business. Partially offsetting this unfavorable performance was a 13% increase in Cast Products sales, due to significant improvement in rail car volume during the first half of the fiscal year. Results from discontinued operations amounted to a $14.2 million loss compared to earnings of $10.2 million last year. Excluding the after-tax loss of $19.1 million recorded for the actual and pending sales of discontinued businesses, net income from the discontinued operations was $4.9 million, down 52%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $17 million at February 28, 1999, an increase of $13 million over May 31, 1998. During the first nine months, the Company generated $92 million in cash from operating activities down from $131 million during the first nine months of fiscal 1998. The decrease from the prior year is primarily due to higher levels of interest and lower operating results from discontinued operations. For the nine months ended February 28,1999, higher inventory levels were needed to support the Decatur start up and higher income taxes payable were related to the sale of discontinued businesses.

         The $92 million of net cash from operating activities and the sale proceeds of $117 million in the first nine months provided most of the resources needed to dividend $39 million to share owners, fund investing activities, and repurchase $59 million of the Company's common stock (described below). Investing activities included capital projects of $96 million ($92 million, net of Rouge Industries' capital investment in Spartan Steel) and $27 million for the Worthington Heiser acquisition. The most significant capital projects were the Decatur, Alabama steel processing plant, and the rebuild of the Monroe, Ohio facility.

         On February 28, 1999, the Company's current assets, which include discontinued operations, were even with the end of fiscal 1998. Current liabilities increased by $96 million during the nine months to $506 million. The increase in current liabilities was primarily due to a $50 million accrual established for losses on the pending sale of the Non-Automotive Plastics business, a $31 million increase in income taxes payable due to completed sales of discontinued businesses, and a $24 million increase in notes payable. Accordingly, the current ratio at February 28, 1999 was 1.3 to 1 versus 1.6 to 1 at May 31, 1998.

         The Company uses short-term uncommitted lines of credit extended by various commercial banks to finance its business operations. Maturities on these borrowings typically range from one to ninety days. To ensure liquidity, the Company maintains a revolving credit facility with a group of commercial banks. During October 1998, the Company increased the amount of the revolving credit facility to $300 million from $190 million. The $110 million increase in commitments was extended by the existing bank group and expires in September 1999, unless extended. The $190 million of previously existing commitments expire in May 2003. At February 28, 1999, there were no outstanding borrowings under the revolving credit facility.

         In March 1997, Debt Exchangeable for Common Stock (DECS), payable in Rouge stock, was issued by the Company. In the opinion of the Company, it is appropriate to examine the Company's debt without the DECS, since the Company may satisfy the DECS with currently owned Rouge stock. The DECS liability as of February 28, 1999 was $59.6 million, down from $75.7 million at May 31,1998 due to a decrease in the value of the Rouge common stock.

         At February 28, 1999, the Company's total debt (excluding the DECS) was $531 million compared to $502 million at the end of fiscal 1998. Total debt to committed capital (excluding the DECS) increased to 42% versus 39% at prior fiscal year end. Along with cash from operations and proceeds from discontinued businesses, additional debt (primarily notes payable) was incurred and used to finance the Company's investments.

         During the first quarter, the Company repurchased approximately 4.2 million shares of stock for $59 million and the Board of Directors increased the repurchase authorization by 10 million additional shares.

         The Company's immediate borrowing capacity, in addition to cash generated from operations, should be more than sufficient to fund expected normal operating costs, dividends, and capital expenditures for existing businesses. While there are no specific needs at this time, the Company regularly considers long-term debt issuance an alternative depending on financial market conditions.

ENVIRONMENTAL

         The Company believes environmental issues will not have a material effect on capital expenditures, consolidated financial position, future results or operations.


IMPACT OF YEAR 2000

         Year 2000 issues occur in computerized systems when only two digits are used to identify the year in a date instead of four (i.e., the years 1900 and 2000 are both represented as "00") and the two-digit years are used for calculating or decision-making in the operation of those systems. As the year 2000 approaches, the use of two-digit years in computer hardware or software, or any other equipment reliant on embedded computer chip technology, could result in computer system or equipment failures, potentially leading to business and manufacturing disruptions. In the discussion below, information technology (IT) generally refers to hardware and software that processes information used to manage the business. Non-information technology (non-IT) generally refers to hardware and software used to control specific manufacturing processes on the plant floor, such as programmable controllers, or to serve basic administrative needs, such as telephone systems, copiers, or facsimile machines.


State of Readiness

         Several initiatives related to year 2000 issues have been on going in the Company's businesses. The Company formed a year 2000 project team comprised of business and technical representatives from across the Company and external consultants to assess and resolve remaining year 2000 issues, including the year 2000 readiness of its equipment manufacturers and significant suppliers. In addition, this team will be assessing the possible impact of significant customers who may not be year 2000 ready. The project team is using a two-phase approach at all continuing operations to accomplish its objectives. The phases are:

         Inventory and Assessment - A physical inventory of all IT and non-IT hardware and software is taken by a trained inventory team, including such information as manufacturers and model numbers. Each item on the physical inventory is reviewed for both known problems for particular vendors and models and for potential problems based on internal and external expertise. Those inventory items identified as having or possibly posing a year 2000 issue are further grouped for remediation planning.

         Remediation and Testing - The groups of inventory items are prioritized in the following classifications based on the expected impact to operations if they are not remediated by year 2000: 1) those that will immediately and materially impact operations; 2) those that will materially impact operations within a relatively short time frame; 3) those that could eventually have a material impact on operations; and 4) those not expected to have a material impact on operations. In priority order, items with known year 2000 issues are repaired, replaced, or retired as expected to resolve the issue. Items with possible year 2000 issues that are not retired are tested in priority order for possible issues and repaired or replaced as further expected to resolve the issue. After remediation, items are tested in an actual or simulated production environment, verified as remediated, and re-deployed into production. Contingency planning is a formal part of this process.

         Both phases are audited for process quality by an independent group staffed with both internal and external subject matter experts.

         The Inventory and Assessment phase has been completed at all continuing operations. The Remediation and Testing phase is in progress. The following table summarizes the status on March 31, 1999, of the year 2000 remediation efforts on identified items that may materially impact operations:



   ------ Estimated Current Completion % and Month of Expected Completion --------
                                Inventory and  Assessment   Remediation  and Testing

          Area                      %         Expected           %        Expected
                                 Complete    Completion       Complete   Completion
IT Hardware and Software:

     Financial                     100%       Complete          90%       May 1999

     Non-Financial                 100%       Complete          30%       Sep 1999

Non-IT Hardware and Software       100%       Complete          30%       Sep 1999

Third-Party Systems*                60%       Jul 1999           *             *

Products                           N/A           N/A            N/A           N/A


* The Company has initiated communications with significant suppliers and selected customers to confirm their plans to become year 2000 ready and assess the potential impact of non-ready third-party systems on the Company's operations. The Company estimates contingency planning for potential disruptions caused by non-ready third-party systems that could materially impact operations will be completed by October 1999.

Costs

         To date, approximately $3.9 million net of tax savings ($2.2 million in the third quarter) has been expensed related to year 2000 issues in continuing operations. An additional $.4 million in capital expenditures has been incurred on these projects. The Company currently projects additional expenses in its efforts to resolve year 2000 issues of $12 million net of tax savings. An additional $6 million in capital expenditures is currently projected by the Company to result from these efforts. Year 2000 expenditures are expected to be funded through operating cash flow.

         Responsibility for the costs of becoming year 2000 ready for those businesses sold to date has been transferred to the acquiring companies. Year 2000 projects are on-going in the remaining discontinued operations and are currently not expected to have a material adverse impact on the consolidated results of the Company.

         The Company has elected to delay certain IT projects and re-direct the internal resources to year 2000 projects to minimize year 2000 related costs. The Company expects no material adverse consequences due to the re-direction of these resources.


Risks and Contingency Planning

         The Company is using all commercially reasonable efforts and expects to complete critical year 2000 projects by September 1999. However, there can be no assurance that all systems on which the Company relies will be year 2000 ready.

         Worst case scenarios include the possible shutting down of an entire operation for an extended period of time. Historically, the business losses from such events have been mitigated through the use of other company-owned facilities with similar manufacturing capabilities. However, this is not possible for all products the Company manufactures. In the event of the shut down of an operation, orders may be serviced from inventories or alternate manufacturing sites for short periods of time. An extended shut down may result in the out-sourcing of some manufacturing to third parties or an actual loss of business.

         In addition, the formal remediation process includes the identification of year 2000 issues that could have a material impact on operations as well as contingency planning for such issues. This process is expected to minimize risks to the Company. Additional contingency planning for worst case scenarios is in progress and expected to be completed by November 1999.

         While possible, the Company does not currently believe the advent of the year 2000 will have a material impact on the results of operations or the financial position of the Company.

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


EURO-CURRENCY

         The European Union's new common currency was introduced on January 1, 1999. The Company expects no material impact to its results from operations or financial condition due to the Company's limited overseas operations.


SAFE HARBOR STATEMENT

         The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements by the Company relating to future revenues and growth, stock appreciation, plant start-ups, capabilities, the impact of year 2000 and other statements which are not historical information constitute "forward looking statements" within the meaning of the Act. All forward-looking statements are subject to risks and uncertainties which could cause actual results to differ from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions; conditions in the Company's major markets; competitive factors and pricing pressures; product demand and changes in product mix; changes in pricing or availability of raw material, particularly steel; delays in construction or equipment supply; year 2000 issues; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A. Exhibits.


            Exhibit 27        Financial Data Schedule


         B. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended February 28, 1999.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WORTHINGTON INDUSTRIES, INC.


Date: April 12, 1999                           By:/s/John T. Baldwin
      --------------                              -------------------------
                                                  John T. Baldwin
                                                  Vice President & CFO


                                               By:/s/Michael R. Sayre
                                                  -------------------------
                                                  Michael R. Sayre
                                                  Controller