Form 10-K
period 1999-05-31
WORTHINGTON INDUSTRIES INC
filed 1999-08-27
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended  May 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from______________ to _____________

                           Commission File No. 0-4016

                          WORTHINGTON INDUSTRIES, INC.
             (Exact name of Registrant as specified in its Charter)
             ------------------------------------------------------

             OHIO                                        31-1189815
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   1205 Dearborn Drive, Columbus, Ohio                     43085
----------------------------------------           ---------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code       (614) 438-3210
                                                  ---------------------------

Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                           --------

Securities Registered Pursuant to Section 12(g) of the Act:

  Common Shares, no par value (89,733,956 shares outstanding at August 6, 1999)
  -----------------------------------------------------------------------------
                                (Title of Class)

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

         The aggregate market value of the common shares held by non-affiliates of the Registrant at August 6, 1999 was approximately $1,054,093,361 (computed by reference to the closing price for such shares on such date).

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1999 are incorporated by reference into Part I and
Part II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 23, 1999 are incorporated by reference into Part III.

                                     PART I


         Certain statements contained in this FORM 10-K, including, without limitation, the statements incorporated by reference into "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. Such forward-looking statements include, without limitation, statements relating to future operating results, growth, stock appreciation, plant start-ups, capabilities, the impact of year 2000 and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; inherent risks of international development, including foreign currency risks; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; year 2000 issues; general economic conditions, business environment and the impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the Securities and Exchange Commission.

ITEM 1. - BUSINESS
------------------

         Worthington Industries, Inc. is referred to herein individually as the "Registrant" or "Worthington" or, together with its subsidiaries, as the "Company". Founded in 1955, the Company is a diversified steel processor that focuses on steel processing and metals-related businesses. It operates 39 facilities worldwide and its corporate headquarters are located at 1205 Dearborn Drive, Columbus, Ohio, 43085. The Company also holds equity positions in seven joint ventures, which operate 14 facilities worldwide.

         For the fiscal year ended May 31, 1999 ("fiscal 1999"), the Company's continuing operations are reported principally in three business segments:
Processed Steel Products, Metal Framing and Pressure Cylinders. The Processed Steel Products segment includes The Worthington Steel Company business unit and The Gerstenslager Company business unit. The Metal Framing segment is made up of Dietrich Industries, Inc. and the Pressure Cylinders segment consists of Worthington Cylinder Corporation. In addition, the Company holds an equity position in seven joint ventures as described below. During fiscal 1999, in keeping with its strategy to focus on steel processing and metals-related businesses, the Company divested its Worthington Custom Plastics, Inc., Worthington Precision Metals, Inc. and Buckeye Steel Castings Company operations. The divested operations, which previously made up the Company's Custom Products and Cast Products segments, have been reported as discontinued operations for fiscal 1999.

         During fiscal 1999, Worthington reincorporated from the State of Delaware into the State of Ohio. On October 13, 1998, Worthington Industries, Inc., a Delaware corporation ("Worthington Delaware"), was merged (the "Merger") with and into Worthington, an Ohio corporation and, at the time, a wholly-owned subsidiary of Worthington Delaware. Each share of common stock, par value $0.01 per share (the "Worthington Delaware Shares"), of Worthington Delaware was converted into one common share, without par value, of Worthington. By virtue of the Merger, Worthington succeeded to all the business, properties, assets and liabilities of Worthington Delaware and the directors, officers and employees of Worthington Delaware became directors, officers and employees of Worthington.

PROCESSED STEEL PRODUCTS
------------------------

         The Processed Steel Products segment consists of two business units, The Worthington Steel Company ("Worthington Steel") and The Gerstenslager Company ("Gerstenslager"), which was acquired by the Company in a pooling-of-interests transaction in February 1997. For fiscal 1999, and the fiscal years ended May 31, 1998 ("fiscal 1998") and May 31, 1997 ("fiscal 1997"), the percentage of sales from continuing operations generated by the Processed Steel Products segment was 63.2%, 64.6% and 64.6%, respectively.

         As an intermediate processor of flat-rolled steel, the Company's Processed Steel Products segment focuses on specialized products requiring exact specifications, which typically cannot be supplied as efficiently by steel mills, metal service centers or steel end users. The Company believes that Worthington Steel is the largest independent flat rolled steel processor in the United States. Gerstenslager is a leading independent supplier of Class A exterior body panels to the North American automotive original equipment and service part markets.

         The Company's Processed Steel Products segment operates 12 processing facilities as well as Spartan Steel Coating, L.L.C., the Company's consolidated joint venture with Rouge Steel Company. These facilities are concentrated in the Michigan, Ohio and Indiana market, the largest flat rolled steel consuming market in the United States. The segment serves over 1,000 industrial customers, principally in the automotive, automotive supply, appliance, electrical, communications, construction, office furniture, office equipment, agricultural, machinery and leisure time industries.

         The two newest processed steel products facilities are located in Decatur, Alabama ("Decatur") and Delta, Ohio ("Delta"). Decatur began commercial slitting and pickling operations in May 1998 and produced its first commercially saleable cold-rolled coils in August 1998, contributing to the Company's fiscal 1999 increase in sales. Delta completed its first full year of operation during fiscal 1998, contributing to the Company's fiscal 1998 increase in sales. In addition, the Monroe, Ohio facility resumed pickling operations during fiscal 1999, marking the completion of its recovery from an August 1997 fire that caused extensive damage to the plant.

         The Company buys coils of wide, open-tolerance steel from major integrated steel mills and mini-mills and processes it to the precise type, thickness, length, width, shape, temper and surface quality customer specifications. The Company's computer-aided processing capabilities include among others: pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel; slitting, which cuts steel to specific widths; cut-to-length, which flattens the steel and cuts it to exact lengths; roller leveling, a method of applying pressure to achieve precise flatness tolerances for steel which is cut into exact lengths; cold reduction, which achieves close tolerances of thickness and temper by rolling; edge rolling, which conditions the edges of the steel by imparting round, smooth or knurled edges; configured blanking, through which steel is cut into specific shapes; painting; hot dipped galvanizing; nickel and zinc/nickel plating; and annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel. The Company also stamps, assembles, primes and packages exterior automotive body panels. In addition, the Company "toll processes" steel for steel mills and large end users. Toll processing is similar to the Company's normal steel processing, except the mill or end user retains the title to the steel and has the responsibility for selling the end product. Toll processing enables the Company to participate in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

         Steel processing is highly competitive and the Company competes with many other independent intermediate processors. With respect to automotive stamping, the Company competes with captive processors owned by the automotive companies, independent tier one suppliers of current model components, who are generally unwilling to keep tooling for low volume past model service business, and a number of smaller competitors. The Company believes it is unique in its ability to handle a very large number of low volume aftermarket automotive body parts, managing over 3,000 die sets for component parts on past and current automobile and truck production models. Despite the competitive nature of the processed steel products industry, the Company knows of no other intermediate processor offering the same type and extent of technical service support provided by the Company relating to material testing and application of material to the particular needs of customers (see "Technical Services"). The Company is unable to gauge, however, the extent to which its technical service capability has improved its competitive position.

METAL FRAMING
-------------

         The Metal Framing segment consists of one business unit, Dietrich Industries, Inc. ("Dietrich"), which was acquired by the Company in February 1996. Dietrich is the largest supplier of metal framing products for the commercial and residential construction markets in the United States. For fiscal 1999, fiscal 1998 and fiscal 1997, the percentage of sales from continuing operations generated by Dietrich was 19.1%, 20.7% and 20.9%, respectively. Dietrich's products include steel studs, floor joists and other metal accessory products. Dietrich has over 2,000 customers, primarily consisting of building products distributors, commercial and residential contractors and gypsum producers.

         The Company believes that Dietrich is the only national supplier of metal framing products and supplies approximately 45% of the metal framing products sold in the United States. It has five large regional competitors and numerous small, more localized competitors. Dietrich operates 18 facilities in thirteen states.

PRESSURE CYLINDERS
------------------

         The Pressure Cylinders segment consists of one business unit, Worthington Cylinder Corporation ("Worthington Cylinders"). For fiscal 1999, fiscal 1998 and fiscal 1997, the percentage of sales from continuing operations generated by Worthington Cylinders was 17.3%, 13.8% and 13.9%, respectively.

         During fiscal 1999, the Company expanded its Pressure Cylinders segment by acquiring the cylinder operations of Jos. Heiser vormals J. Winter's Sohn, GmbH ("Heiser"), based in Kienberg, Austria, in June 1998; Metalurgica Progresso de Vale de Cambra, Lda., based in Vale de Cambra, Portugal, in May 1999; and a majority interest in Gastec spol. s.r.o., based in Hustopece, Czech Republic, in February 1999.

         Worthington Cylinders is the nation's largest producer of portable low pressure liquid propane and refrigerant gas cylinders, and is a global leader in the production of portable high pressure cylinders. Worthington Cylinders' primary low pressure cylinder products are steel cylinders with refrigerant gas capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with liquid propane gas capacities of 4-1/4 to 420 lbs. These cylinders are designed and produced in accordance with safety requirements prescribed by the U.S. Department of Transportation which specify materials, design limitations, and marking, inspection and testing procedures. Low pressure cylinders are produced by precision stamping, drawing and welding of component parts to customer specifications. They are then tested, painted and packaged as required.

         The Company's refrigerant gas cylinders are used primarily by major refrigerant gas producers to contain refrigerant gases for use in charging residential, commercial, automotive and other air conditioning and refrigeration systems. Reusable steel and aluminum liquid propane gas cylinders are sold to manufacturers and distributors of barbecue grills and propane, mass merchandisers and manufacturers and users of material handling, heating, cooking and camping equipment. The Company manufactures other low pressure cylinder products, including recapture and recycling tanks for refrigerant gases, helium tanks, and cylinders to hold other gases.

         Worthington Cylinders' high pressure cylinders are manufactured by deep drawing, billet piercing and hot spinning. They are sold primarily to gas suppliers and fillers as containers for acetylene, medical, industrial, halon and electronics gases.

         While a large percentage of cylinder sales are made to major accounts, Worthington Cylinders has over 3,000 customers. It operates eight wholly-owned manufacturing facilities throughout the United States, Austria, Canada and Portugal; and two joint venture facilities, Worthington S.A. in Itu, Brazil and Worthington Gastec a.s. in the Czech Republic.

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

SEGMENT DATA
------------

         For financial information about the Company's segments, see "Note H - Industry Segment Data" of the Company's Notes to Consolidated Financial Statements included in Worthington's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

CUSTOMERS
---------

         During fiscal 1999, the Company's Processed Steel Products, Metal Framing and Pressure Cylinders segments served over 1,000, 2,000 and 3,000 customers, respectively. The Company's customers are located primarily in the United States, Canada and Europe and operate in a variety of industries, including without limitation, the automotive, automotive supply, appliance, electrical, building products distribution, communications, commercial and residential construction, office furniture and equipment, agricultural, machinery and leisure industries. See "Item 1 - Business - Processed Steel Products," "--Metal Framing," and "--Pressure Cylinders" for a discussioN regarding customers within the Company's segments.

         Only one customer, General Motors Corporation ("General Motors"), accounted for over 10% of the Company's consolidated net sales. Fiscal 1999 sales from continuing operations in the Processed Steel Products segment include $112 million to General Motors, which purchases through decentralized divisions and subsidiaries in different geographic areas. Fiscal 1999 sales from discontinued operations also include $107 million to General Motors. The General Motors' strike in the first quarter of fiscal 1999 contributed to the decrease in operating income for the Processed Steel Products segment for the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Processed Steel Products" included in Worthington's 1999 Annual Report to Shareholders, which is incorporated herein by reference. The loss of General Motors as a customer could have an adverse effect on the Processed Steel Products segment, but, given the Company's long-standing relationship with General Motors, the Company has no reason to believe that the loss of this customer is likely.

SUPPLIERS
---------

         In fiscal 1999, the Company purchased in excess of three million tons of steel for use as raw material for its Processed Steel Products, Pressure Cylinders and Metal Framing segments. It purchases steel in large quantities at regular intervals from major primary producers, both domestically and globally. The Company primarily purchases and supplies steel based on the specific orders of customers and does not typically process steel for inventory. The Company purchases the majority of its raw materials in the open market at prevailing market prices, but, occasionally, will enter into long-term fixed-price contracts. During fiscal 1999, the Company's major suppliers of steel were Bethlehem Steel Corporation, Inland Steel Company, LTV Steel Corporation, Northstar BHP Steel, Rouge Industries, Inc. (in which the Company holds a minority equity position), TRICO Steel, USX Corporation and WCI Steel, Inc. In addition, the Company's primary aluminum suppliers in fiscal 1999 for its Pressure Cylinders segment were Alcoa, Inc. and Specialty Blanks Incorporated. Management believes that its supplier relationships are good.

MARKETING AND COMPETITION
-------------------------

         The Company believes that it has established and maintains customer relationships primarily because of its tradition of leadership in value-added steel processing and metals-related industries. The Company's products and services are sold primarily by Company sales personnel, who receive orders on both an order-by-order basis and through long-term program commitments. Foreign operations and exports represent less than 10% of the Company's production, sales and assets.

         The Company competes primarily on the basis of quality of product, ability to meet delivery requirements and price. Geographic proximity to customers has a significant effect upon relative ability to meet customer delivery schedules and impacts the freight charge portion of overall product price.

         See "Item 1 - Business - Processed Steel Products," "--Metal Framing," and "--Pressure Cylinders" for a discussion regarding marketing and competition within the Company's segments.

TECHNICAL SERVICES
------------------

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

EMPLOYEES
---------

         As of May 31, 1999, the Company employed approximately 7,500 employees in its continuing operations, excluding unconsolidated joint ventures. Approximately 20% of the Company's labor force is covered by collective bargaining agreements. The Company believes that it has good relationships with its employees.

JOINT VENTURES
--------------

         As part of its strategy to selectively develop new products, markets and technological capabilities, and to expand its international presence while mitigating the risks and costs associated with such activities, the Company participates in three consolidated and four unconsolidated joint ventures.

         Worthington Armstrong Venture ("WAVE"), a 50%-owned joint venture with Armstrong World Industries, Inc., is one of the three leading global manufacturers of suspended ceiling systems for concealed and lay-in panel ceilings. WAVE operates facilities in Pennsylvania, Maryland, Michigan, Nevada, England, France, Spain and China.

         TWB Company, L.L.C., a 33%-owned joint venture with Thyssen Krupp, Rouge Steel, LTV Steel and Bethlehem Steel, is located in Monroe, Michigan. It produces laser welded blanks for use in the auto industry for products such as inner door frames.

         Acerex S.A. de C.V., a 50%-owned joint venture with Hylsa S.A. de C.V., is a steel processing company located in Monterrey, Mexico.

         Worthington Specialty Processing, a 50%-owned joint venture with USX Corporation in Jackson, Michigan, operates primarily as a toll processor for USX Corporation.

         Worthington Gastec a.s., a 51%-owned consolidated joint venture with a local Czech Republic entrepreneur, operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

         Spartan Steel Coating, L.L.C., a 52%-owned consolidated joint venture with Rouge Steel Company, operates a cold rolled hot dipped galvanizing facility near Monroe, Michigan.

         Worthington S.A., a 52%-owned consolidated joint venture with three Brazilian propane producers, operates a cylinder manufacturing facility in Itu, Brazil.

         See "Note J - Investment in Unconsolidated Affiliates" of the Company's Notes to Consolidated Financial Statements included in Worthington's 1999 Annual Report to Shareholders for additional information on the Company's unconsolidated joint ventures.

INVESTMENT IN ROUGE INDUSTRIES, INC.
------------------------------------

         The Company also owns a minority interest (27%) in Rouge Industries, Inc. ("Rouge"), which operates an integrated steel mill located in Dearborn, Michigan.

         In March 1997, the Company issued 5,999,600 DECS SM (Debt Exchangeable for Common Stock SM). Under the DECS, the Company issued $93 million principal amount of 7-1/4% exchangeable notes due March 1, 2000. At maturity of the Notes, the principal amount of each DECS will be mandatorily exchanged by Worthington into shares of Rouge Class A Common Stock or, at the Company's option, cash equivalent for all or part thereof. Worthington's current Rouge stockholdings are sufficient to settle the DECS liability and the Company intends to settle the liability with those holdings.

DISCONTINUED OPERATIONS
-----------------------

         CUSTOM PLASTICS. The Company completed the divestiture of its Worthington Custom Plastics businesses in the fourth quarter of fiscal 1999. While operated by the Company, Worthington Custom Plastics manufactured and supplied injection molded plastic parts to automobile manufacturers and their suppliers, and to manufacturers of appliances, lawn and garden products, recreational products, business equipment, audio equipment, furniture and other items. Worthington Custom Plastics operated six manufacturing facilities in Ohio, Kentucky, North Carolina and South Carolina.

         PRECISION METALS. The Company completed the divestiture of its Worthington Precision Metals operations in the second quarter of fiscal 1999. While operated by the Company, Worthington Precision Metals produced extremely close tolerance metal components for use by automobile manufacturers and their suppliers in power steering, transmission, anti-lock brake and other automotive mechanical systems. This business operated two facilities located in Ohio and Tennessee.

         STEEL CASTINGS. The Company completed the divestiture of its Buckeye Steel Castings operations in the third quarter of fiscal 1999. While operated by the Company, Buckeye Steel Castings designed, produced and machined a broad line of railcar and industrial steel castings. The Company believes Buckeye is North America's leading designer and producer of undercarriages for mass transit cars. Buckeye's facility in Columbus, Ohio is the largest single site steel foundry in the United States.

ENVIRONMENTAL REGULATION
------------------------

         The Company's manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and to effect cost savings related to environmental compliance. Management does not anticipate that capital expenditures for environmental control facilities required in order to meet environmental requirements will be material when compared with the Company's overall capital expenditures and, accordingly, will not be material to its financial position or results of operations.

ITEM 2. - PROPERTIES
--------------------

         The Company's corporate offices are located in Columbus, Ohio. Its principal properties consist of 41 manufacturing facilities, excluding those of unconsolidated joint ventures. These facilities are well maintained and in good operating condition. The Company's manufacturing facilities contain in excess of 9,000,000 sq. ft. in the aggregate and are adequate to meet the Company's present needs.

         The locations of these facilities, as well as the Company's joint ventures, are set forth on page 36 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

         See "Item 1 - Business - Processed Steel Products," "- Metal Framing," and "- Pressure Cylinders" for further discussion on properties owned within particular segments.

ITEM 3. - LEGAL PROCEEDINGS
---------------------------

         Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table lists the names, positions held, and ages of all executive officers of the Company:

                                                                                      PRESENT OFFICE HELD
      NAME                 AGE      POSITIONS WITH THE COMPANY                             SINCE
      ----                 ---      --------------------------                             -----
John H. McConnell          76       Chairman Emeritus & Founder                            1996
John P. McConnell          45       Chairman & Chief Executive Officer                     1996
John S. Christie           49       President & Chief Operating Officer                    1999
Edward A. Ferkany          62       Executive Vice President                               1998
Ralph V. Roberts           52       President, The Worthington Steel Company               1998
John T. Baldwin            42       Vice President & Chief Financial Officer               1998
Dale T. Brinkman           46       Vice President-Administration, General Counsel &       1998
                                    Assistant Secretary
Mark H. Stier              52       Vice President-Human Resources                         1997
Michael R. Sayre           42       Controller                                             1996
Gregory P. Youngblood      40       Treasurer                                              1999

         John H. McConnell founded the Company in 1955 and served as its Chief Executive Officer and Chairman of the Board of Directors until May 1993. Mr. McConnell retired from the position of Chief Executive Officer in May 1993 and as Chairman of the Board in September 1996, when he assumed the title of Chairman Emeritus and Founder.

         John P. McConnell has served as Chief Executive Officer of the Company since June 1993 and Chairman of the Board of Directors since September 1996. Mr. McConnell served on the Board of Directors of the Company since 1990 and as Vice Chairman of the Company from 1992 through 1996.

         John S. Christie succeeded Donal H. Malenick as President and Chief Operating Officer of the Company in June 1999. Prior to joining the Company, Mr. Christie served as President of JMAC, Inc., a private investment company, from 1995 through 1999. From 1988 through 1995, Mr. Christie served as Senior Vice President, Corporate Development for Battelle Memorial Institute, a non-profit research and development institute.

         Edward A. Ferkany has served as Executive Vice President of the Company since June 1998. Prior to June 1998, Mr. Ferkany served as Group Vice President-Processed Steel for the Company since 1985.

         Ralph V. Roberts has served as President, The Worthington Steel Company since June 1998. Prior thereto, Mr. Roberts served as Vice President-Corporate Development from June 1997 through May 1998, and as President of the Company's WAVE joint venture from its formation in June 1992 through June 1997.

         John T. Baldwin has served as Vice President and Chief Financial Officer of the Company since December 1998. Prior to that time, Mr. Baldwin served as Treasurer of the Company since September 1997. Before joining the Company, Mr. Baldwin served as Assistant Treasurer of Tenneco, Inc. from 1994 through September 1997.

         Dale T. Brinkman has served as Vice President-Administration, General Counsel and Assistant Secretary of the Company since December 1998. Prior to that time, Mr. Brinkman served as General Counsel and Assistant Secretary for the Company.

         Mark H. Stier has served as Vice President-Human Resources of the Company since August 1997. Prior to that time, Mr. Stier served for more than ten years as General Manager of The Worthington Steel Company, Porter, Indiana.

         Michael R. Sayre has served as Controller of the Company since February 1996. Prior to 1996, Mr. Sayre served as Controller of The Worthington Steel Company, Columbus, Ohio since November 1993.

         Gregory P. Youngblood has served as Treasurer of the Company since he joined the Company in January 1999. Prior thereto, Mr. Youngblood served in various Treasury capacities, including as Assistant Treasurer, for Cardinal Health, Inc., a healthcare products company from October 1995 through January 1999. Prior to October 1995, Mr. Youngblood served in various capacities for Lyondell Petrochemical Co., a chemical company, including Treasury Management Consultant, from 1994 through 1995.

         Executive officers serve at the pleasure of the directors. John H. McConnell is the father of John P. McConnell. There are no other family relationships among the executive officers of the Company. No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer.


                                     PART II


ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

         The information called for by this Item 5 is incorporated herein by reference to the information set forth under the caption "Stock Trading, Price and Dividend Information" on page 3 of the Worthington Industries, Inc.
1999 Annual Report to Shareholders (the "1999 Annual Report").

ITEM 6. - SELECTED FINANCIAL DATA
---------------------------------

         The information called for by this Item 6 is incorporated herein by reference to the information set forth under the caption "Five Year Selected Financial Data" on page 4 of the 1999 Annual Report.


ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

         The information called for by this Item 7 is incorporated herein by reference to the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 13 of the 1999 Annual Report and should be read in conjunction with the information incorporated by reference into Item 8 of this Form 10-K.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

         Because the Company's exposures to market risk are not material, no response to this item is required.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

         The following Consolidated Financial Statements of Worthington Industries, Inc. and Subsidiaries, Notes to Consolidated Financial Statements and Report of Independent Auditors, set forth on pages 14 through 19, 20 through 33 and 35, respectively, of the 1999 Annual Report are incorporated herein by reference:

         Consolidated Balance Sheets--May 31, 1999 and 1998

         Consolidated Statements of Earnings--Years ended May 31, 1999, 1998 and 1997.

         Consolidated Statements of Shareholders' Equity--Years ended May 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows--Years ended May 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements

         Report of Independent Auditors


ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 10 with respect to the identification of directors is incorporated herein by reference to the material under the heading "Election of Directors" contained on pages 2 through 6 of the Worthington Industries, Inc. definitive Proxy Statement (the "Proxy Statement") for the 1999 Annual Meeting of Shareholders to be held on September 23, 1999, a copy of which was filed with the Securities and Exchange Commission on August 16, 1999. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the heading "Executive Officers of the Company." The information required by Item 405 of Regulation S-K is incorporated herein by reference to the material under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" contained on page 6 of the Proxy Statement.

ITEM 11. - EXECUTIVE COMPENSATION
---------------------------------

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 is incorporated herein by reference to the information contained in the Proxy Statement under the headings "Election of Directors --Compensation of Directors" on page 5, "Executive Compensation -- Summary of Cash and Certain OtheR Compensation" on pages 7 and 8, "--Option Grants" on page 8, "--Option Exercises and Holdings" on pages 8 and 9, anD "--Long-Term Incentive Plan Awards" on page 9.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 12 is incorporated herein by reference to the material contained in the Proxy Statement under the headings "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" on page 2 and "Election of Directors" contained on pages 2 through 5.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 13 is incorporated herein by reference to footnote (3) and the second paragraph after footnote (7) to the table under the heading "Election of Directors," both contained on page 4 of the Proxy Statement.

                                     PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
----------------------------------------------------------------------------

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report--See "List of Financial Statements and Financial Statement Schedules" on page F-1 of this report.

         (3) Listing of Exhibits--See "Index to Exhibits" beginning on page E-1 of this report. The index to exhibits specifically identifies each management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b)      None.

(c)      Exhibits filed with this report are attached hereto.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report--See "List of Financial Statements and Financial Statement Schedules" on Page F-1.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WORTHINGTON INDUSTRIES, INC.

Date:  August 27, 1999             By:  /s/John S. Christie
                                      -------------------------
                                        John S. Christie
                                        President & Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



     SIGNATURE                      DATE             TITLE
     ---------                      ----             -----


        *                            *               Director, Chairman &
---------------------                                Chief Executive Officer
John P. McConnell

        *                            *               Director, Chairman Emeritus
---------------------                                & Founder
John H. McConnell

/s/John S. Christie           August 27, 1999        Director, President &
---------------------                                Chief Operating Officer
John S. Christie

s/John T. Baldwin             August 27, 1999        Vice President & Chief
---------------------                                Financial Officer
John T. Baldwin

/s/Michael R. Sayre           August 27, 1999        Controller
---------------------
Michael R. Sayre

        *                            *               Director, Secretary
---------------------
Charles D. Minor

        *                            *               Director
---------------------
John B. Blystone

        *                            *               Director
---------------------
Charles R. Carson

        *                            *               Director
---------------------
William S. Dietrich

        *                            *               Director
---------------------
John F. Havens

        *                            *               Director
---------------------
Peter Karmanos, Jr.

        *                            *               Director
---------------------
Pete A. Klisares

        *                            *               Director
---------------------
Donal H. Malenick

        *                            *               Director
---------------------
Robert B. McCurry

        *                            *               Director
---------------------
Gerald B. Mitchell

        *                            *               Director
---------------------
James Petropoulos

        *                            *               Director
---------------------
Mary Fackler Schiavo


*By: /s/John S. Christie                             Date: August 27, 1999
    --------------------------                            -----------------
    John S. Christie
    Attorney-In-Fact

                                       F-1
                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14 (a) (1) AND (2) AND ITEM 14 (d)
                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES


The following Consolidated Financial Statements of Worthington Industries, Inc., and Subsidiaries, Notes to Consolidated Financial Statements and Report of Independent Auditors, are set forth on pages 14 through 19, 20 through 33 and page 35, respectively, of Worthington Industries, Inc.'s 1999 Annual Report to Shareholders, are incorporated by reference in Item 8:

Consolidated Balance Sheets -- May 31, 1999 and 1998

Consolidated Statements of Earnings -- Years ended May 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity -- Years ended May 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows -- Years ended May 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Report of Independent Auditors

The following consolidated financial statement schedules of Worthington Industries, Inc. and Subsidiaries are included in Item 14 (d):


Schedule II - Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is provided in the Consolidated Financial Statements of Worthington Industries, Inc. and its Subsidiaries or the Notes thereto.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES


---------------------------------------------------------------------------------------------------------------------------
         COL. A                         COL. B                      COL. C                        COL. D          COL. E
                                                                   Additions
                                                     --------------------------------------
                                        Balance            (1)                  (2)                             Balance at
      DESCRIPTION                     at beginning   Charged to Cost     Charged to Other       Deductions        End of
                                       of Period       and Expenses      Accounts - Describe    -Describe         Period
---------------------------------------------------------------------------------------------------------------------------

You Ended May 31, 1999:

Deducted from asset accounts:                                                $ 140,927
 Allowance for possible                                                       (269,467)(C)
  losses on trade accounts                                                     307,705(D)
                                                                             ---------
  receivable                          $4,130,000        $  290,365           $ 179,210         $390,575(A)     $4,209,000
                                      ==========        ==========           =========         ========        ==========


You Ended May 31, 1998:

Deducted from asset accounts:
 Allowance for possible
  losses on trade accounts
  receivable                          $3,900,000        $1,098,713           $       0         $868,713(A)     $4,130,000
                                      ==========        ==========           =========         ========        ==========



You Ended May 31, 1997:

Deducted from asset accounts:
 Allowance for possible
  losses on trade accounts
  receivable                          $2,792,000        $  947,368           $ 300,000(E)      $139,368(A)     $3,900,000
                                      ==========        ==========           =========         ========        ==========

Note A - Uncollectible accounts charged to the allowance.
Note B - Amount from Heiser acquisition.
Note C - Amount from discontinued operations.
Note D - Miscellaneous amounts
Note E - Amount from PMI acquisition

                                INDEX TO EXHIBITS


2           Agreement of Merger, dated as               Incorporated herein by reference to
            of August 20, 1998, between                 Exhibit 2 of the Registrant's Quarterly
            Worthington Industries, Inc.,               Report on Form 10-Q for the quarter
            the Delaware corporation, and               ended August 31, 1998
            Worthington Industries, Inc.,
            the Ohio corporation.

3(a)        Amended Articles of                         Incorporated herein by reference to
            Incorporation of Worthington                Exhibit 3(a) of the Registrant's
            Industries, Inc.                            Quarterly Report on Form 10-Q for the
                                                        quarter ended August 31, 1998

3(b)        Code of Regulations  of                     Incorporated herein by reference to
            Worthington Industries, Inc.                Exhibit 3(b) of the Registrant's
                                                        Quarterly Report on Form 10-Q for the
                                                        quarter ended August 31, 1998

4(a)        Form of Indenture dated as of May 15,       Incorporated herein by reference to
            1996 between the                            Exhibit 4(a) of the Registrant's Annual
            Company and PNC Bank,                       Report on Form 10-K for fiscal year
            Ohio, National Association, as              ended May 31, 1997
            Trustee, relating to up to
            $450,000,000 of debt securities

4(b)        Form of 7-1/8% Notes due                    Incorporated herein by reference to
            2006                                        Exhibit 4(b) of the Registrant's Annual
                                                        Report on Form 10-K for fiscal year
                                                        ended May 31, 1997

4(c)        First Supplemental Indenture,               Incorporated herein by reference to
            dated as of February 27, 1997               Exhibit 4(c) of the Registrant's Annual
            between the Company and                     Report on Form 10-K for fiscal year
            PNC Bank, Ohio, National                    ended May 31, 1997
            Association, as Trustee


4(d)        Form of 7-1/4% Exchangeable                  Incorporated herein by reference to
            Note Due March 1, 2000                       Exhibit 4(d) of the Registrant's Annual
                                                         Report on Form 10-K for fiscal year ended
                                                         May 31, 1997

4(e)        Second Amended and Restated Loan
            Agreement, dated as of October 14, 1998, between Worthington Industries, Inc., The
            Bank of Nova Scotia, PNC Bank, National
            Association, NationsBank, N.A., Wachovia
            Bank of Georgia, N.A., NBD Bank, Bank
            One, N.A. and National City Bank

4(f)        Form of 6.7% Notes due 2009                 Incorporated herein by reference to Exhibit 4(f)
                                                        of the Registrant's Annual Report on Form 10-K for
                                                        the fiscal year ended May 31, 1998.

4(g)        Second Supplemental Indenture, dated as     Incorporated herein by reference to Exhibit 4(g) the
            of December 12,1997, between Worthington    Registrant's Annual Report on Form 10-K for of the
            Industries, Inc. and PNC Bank, Ohio,        fiscal year ended May 31, 1998
            National Association, as Trustee

4(h)        Third Supplemental Indenture, dated as of
            October 13, 1998, between Worthington
            Industries, Inc., a Delaware corporation,
            Worthington Industries, Inc., an Ohio
            corporation, and PNC Bank, National
            Association, as Trustee

4(i) Assignment and Assumption Agreement, dated as of October 14, 1998, between Worthington Industries, Inc., a Delaware corporation, Worthington Industries, Inc., an Ohio corporation, The Bank of Nova
            Scotia and PNC Bank, Ohio, National
            Association, as Agents.

4(j) Agreement to furnish instruments defining rights of holders of long-term debt

10(a)       Amended 1980 Stock Option Plan, as          Incorporated herein by reference to Annex B to the
            amended*                                    Prospectus filed as part of Post-Effective
                                                        Amendment No. 1 to the Registrant's Registration
                                                        Statement on Form S-8 (Registration No. 2-80094)

10(b)       1990 Stock Option Plan, as amended*

10(c)       Executive Deferred Compensation Plan*       Incorporated herein by reference to Exhibit
                                                        10(e) of the Registrant's Annual  Report on
                                                        Form 10-K for the fiscal year ended  May 31, 1984

10(d)       Deferred Compensation Plan for              Incorporated herein by reference to Exhibit
            Directors*                                  10(f) of the Registrant's Annual Report on Form 10-K
                                                        for the fiscal year ended May 31, 1984

10(e)       1997 Long-Term Incentive Plan*              Incorporated herein by reference to Exhibit 10(e)
                                                        of the Registrant's Annual Report on Form 10-K for
                                                        the fiscal year ended May 31, 1997

13          1999 Annual Report to Shareholders

21          Subsidiaries of the Registrant

23          Consent of Ernst & Young LLP

24          Powers of Attorney

27          Financial Data Schedule

            *Management Compensation Plan