Form 10-Q
period 1999-08-31
WORTHINGTON INDUSTRIES INC
filed 1999-10-15
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10 - Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31,1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the period from __________________ to __________________

                           Commission File No. 0-4016

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

               OHIO                                      31-1189815
---------------------------------------       ---------------------------------
      (State of Incorporation)                (IRS Employer Identification No.)

 1205 Dearborn Drive, Columbus, Ohio                      43085
---------------------------------------       ---------------------------------
Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (614) 438-3210
                                                  -----------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed from last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES /X/   NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of September 30, 1999, 89,112,853 shares of the Issuer's common stock, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets -
             August 31, 1999 and May 31, 1999...................................3

             Condensed Consolidated Statements of Earnings -
             Three Months Ended August 31, 1999 and 1998........................5

             Condensed Consolidated Statements of Cash Flows -
             Three Months Ended August 31, 1999 and 1998........................6

             Notes to Condensed Consolidated Financial Statements...............7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................8

PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................17

SIGNATURES.....................................................................18

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                        August 31,      May 31,
                                                          1999           1999
                                                       ----------     ----------
                                                      (Unaudited)     (Audited)
CURRENT ASSETS
  Cash and cash equivalents                            $    7,054     $    7,641
  Accounts receivable, net                                254,756        281,706
  Inventories
    Raw materials                                         170,792        163,277
    Work in process and finished products                 117,961         93,733
                                                       ----------     ----------
      Total Inventories                                   288,753        257,010

  Investment in Rouge                                      43,497         52,497
  Other current assets                                     11,547         25,401
                                                       ----------     ----------
    TOTAL CURRENT ASSETS                                  605,607        624,255

Property, plant and equipment                           1,141,515      1,131,761
Less accumulated depreciation                             274,097        260,414
                                                       ----------     ----------
    Property, Plant and Equipment, net                    867,418        871,347

Other Assets                                              194,914        191,349
                                                       ----------     ----------
    TOTAL ASSETS                                       $1,667,939     $1,686,951
                                                       ==========     ==========

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       August 31,       May 31,
                                                          1999           1999
                                                       ----------     ----------
                                                       (Unaudited)     (Audited)
CURRENT LIABILITIES
  Accounts payable                                     $  171,839     $  161,264
  Notes payable                                           101,909        122,277
  Current maturities of long-term debt                      3,249          5,234
  Debt exchangeable for common stock                       43,497         52,497
  Other current liabilities                               120,831         86,453
                                                       ----------     ----------
    TOTAL CURRENT LIABILITIES                             441,325        427,725

Long-Term Debt                                            364,172        365,802
Other Liabilities                                          79,472         79,331
Deferred Income Taxes                                      96,607        124,444

Shareholders' Equity                                      686,363        689,649
                                                       ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,667,939     $1,686,951
                                                       ==========     ==========

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Thousands, Except Per Share)
                                   (Unaudited)

                                                          Three Months Ended
                                                               August 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
Net sales                                                $ 462,911    $ 409,280
Cost of goods sold                                         379,736      347,602
                                                         ---------    ---------
      GROSS MARGIN                                          83,175       61,678
Selling, general & administrative expense                   41,879       32,072
                                                         ---------    ---------
      OPERATING INCOME                                      41,296       29,606
Other income (expense):
  Miscellaneous income                                         962        2,362
  Interest expense                                         (10,215)      (8,943)
  Equity in net income of unconsolidated affiliates          6,770        5,055
                                                         ---------    ---------
      EARNINGS BEFORE INCOME TAXES                          38,813       28,080
Income taxes                                                14,555       10,390
                                                         ---------    ---------
      EARNINGS FROM CONTINUING OPERATIONS                   24,258       17,690
      Discontinued Operations, net of taxes                     --       (1,316)
      Cumulative Effect of Accounting Change,
         net of taxes                                           --       (7,836)
                                                         ---------    ---------
      NET EARNINGS                                       $  24,258    $   8,538
                                                         =========    =========

AVERAGE COMMON SHARES OUTSTANDING - DILUTED                 89,953       95,871

EARNINGS PER COMMON SHARE - BASIC & DILUTED
      Earnings From Continuing Operations                $    0.27    $    0.18
      Discontinued Operations, net of taxes                     --        (0.01)
      Cumulative Effect of Accounting Change,
         net of taxes                                           --        (0.08)
                                                         ---------    ---------
      NET EARNINGS                                       $    0.27    $    0.09
                                                         =========    =========

CASH DIVIDENDS DECLARED PER COMMON SHARE                 $    0.15    $    0.14
                                                         =========    =========

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                August 31,
                                                           1999         1998
                                                         ---------    ---------
OPERATING ACTIVITIES
   Net earnings                                          $  24,258    $   8,538
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                         17,251       18,641
      Other adjustments                                        422        2,249
      Changes in current assets and liabilities             20,249       (2,259)
                                                         ---------    ---------
      Net Cash Provided By Operating Activities             62,180       27,169

INVESTING ACTIVITIES
   Investment in property, plant and equipment, net        (13,914)     (48,862)
   Acquisitions, net of cash acquired                           --      (26,718)
   Proceeds from sale of assets                                523        2,759
                                                         ---------    ---------
Net Cash Used By Investing Activities                      (13,391)     (72,821)

FINANCING ACTIVITIES
   Proceeds from (payments on) short-term borrowings       (20,368)     121,268
   Proceeds from long-term debt                                 86        2,550
   Principal payments on long-term debt                     (3,798)      (1,609)
   Repurchase of common shares                             (11,597)     (59,422)
   Dividends paid                                          (13,492)     (13,532)
   Other                                                      (207)       3,805
                                                         ---------    ---------
      Net Cash Provided (Used) By Financing Activities     (49,376)      53,060
                                                         ---------    ---------
Increase (decrease) in cash and cash equivalents              (587)       7,408
Cash and cash equivalents at beginning of period             7,641        3,788
                                                         ---------    ---------
Cash and cash equivalents at end of period               $   7,054    $  11,196
                                                         =========    =========

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Worthington Industries, Inc.'s Annual Report to Shareholders and incorporated by reference in its 1999 Form 10-K.

NOTE B- INDUSTRY SEGMENT DATA

                                        Three Months Ended
                                            August 31,
                                 ----------------------------------
($000)                                1999              1998
                                 ---------------   ----------------
NET SALES:
  Processed Steel Products             $300,404           $253,102
  Metal Framing                          88,487             91,507
  Pressure Cylinders                     73,040             63,048
  Other                                     980              1,623
                                 ===============   ================
                                       $462,911           $409,280
                                 ===============   ================

OPERATING INCOME:
  Processed Steel Products              $23,761            $15,107
  Metal Framing                          10,602              6,696
  Pressure Cylinders                      8,202              7,918
  Other                                 (1,269)              (115)
                                 ===============   ================
                                        $41,296            $29,606
                                 ===============   ================




NOTE C- COMPREHENSIVE INCOME

Total comprehensive income was $22,398 and $8,282 for the three months ended August 31, 1999 and 1998, respectively.

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Form 10-Q, as filed with the SEC, including, without limitation, the Management's Discussion and Analysis that follows, constitute "forward looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. Such forward looking statements include, without limitation, statements relating to future operating results, growth, stock appreciation, plant start-ups, capabilities, the impact of year 2000 and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw material, particularly steel; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; inherent risks of international development, including foreign currency risks; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; year 2000 issues; general economic conditions, business environment and the impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the Securities and Exchange Commission.

                                    OVERVIEW

         Worthington Industries, Inc. (the "Company") is a diversified steel processor that focuses on value-added steel processing and metals related businesses. It operates 39 wholly-owned facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing, and Pressure Cylinders. The Company also holds equity positions in seven joint ventures, which operate 14 facilities worldwide.

                                     RESULTS

         For the first quarter ended August 31, 1999 (the "first quarter") of the fiscal year ending May 31, 2000 ("fiscal 2000"), sales increased 13% to $462.9 million from $409.3 million for the comparable quarter of the fiscal year ended May 31, 1999 ("fiscal 1999"). Earnings from continuing operations for the first quarter increased 37% to $24.3 million from $17.7 million in the comparable quarter of fiscal 1999. Earnings per share from continuing operations increased 50% to $0.27 for the first quarter of fiscal 2000 from $0.18 in the comparable quarter of fiscal 1999 as a result of increased earnings and a reduced share count.

          The following table presents selected consolidated sales and earnings data and percentage changes:


                                                      THREE MONTHS ENDED
                                                           AUGUST 31,                PERIOD
            DOLLARS IN MILLIONS,                    ------------------------        TO PERIOD
            EXCEPT PER SHARE DATA                     1999           1998            CHANGE
                                                    -------         -------        -----------
Sales                                               $ 462.9         $ 409.3           13%

Net Earnings:
      Continuing Operations                          $ 24.3          $ 17.7           37%
      Discontinued Operations                             -            (1.3)
      Accounting Change                                   -            (7.8)

Net Earnings per Share (Diluted):
      Continuing Operations                          $ 0.27          $ 0.18           50%
      Discontinued Operations                             -           (0.01)
      Accounting Change                                   -           (0.08)

                       RESULTS FROM CONTINUING OPERATIONS

         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere in this report. The Company's Form 10-K, as filed with the SEC for the fiscal year ended May 31, 1999, includes additional information about the Company, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

         For the first quarter of fiscal 2000, sales increased 13% to $462.9 million from $409.3 million in the comparable quarter of fiscal 1999. The overall increase in sales was due to higher volumes, partially offset by lower market-driven pricing in most of the Company's product lines. The Processed Steel segment led the increase with new business and the return of sales missed in the prior year period due to the General Motors strike. Metal Framing sales were lower due to the sale of its garage door operations in fiscal 1999, despite increased volumes in the core building products line. Pressure Cylinders sales volumes increased in the liquefied petroleum gas (LPG) product line due to expansion into the European market, and in the refrigerant product line due to higher export sales.

         Gross margin on sales increased to 18.0% for the first quarter of fiscal 2000 from 15.1% in the comparable quarter of fiscal 1999. This improvement was primarily due to favorable material costs reflected across all segments. A gross margin summary follows:

                                    THREE MONTHS ENDED
                                        AUGUST 31,              PERIOD
                                  ------------------------     TO PERIOD
            DOLLARS IN MILLIONS    1999            1998         CHANGE
                                  -------         --------     ---------
Gross Margin                      $ 83.2          $ 61.7         35%
% of Net Sales                      18.0%           15.1%

         Selling, general, and administrative costs ("SG&A") increased 31% to $41.9 million for the first quarter of fiscal 2000. SG&A increased to 9.0% of sales for the first quarter of fiscal 2000 from 7.8% in the comparable quarter of fiscal 1999. This increase is primarily due to the Year 2000 issue (discussed below). Operating income increased 39% to $41.3 million for the first quarter of fiscal 2000 from $29.6 million in the comparable quarter of fiscal 1999.
A summary of SG&A, operating income and percentage changes follows:

                                                      THREE MONTHS ENDED
                                                          AUGUST 31,              PERIOD
                                                    ------------------------     TO PERIOD
                 DOLLARS IN MILLIONS                 1999            1998         CHANGE
                                                    ------          ------       ---------
SG&A                                                $ 41.9          $ 32.1           31%
% of Sales                                             9.0%            7.8%

Operating Income                                    $ 41.3          $ 29.6           39%
% of Sales                                             8.9%            7.2%

         Interest expense increased 14% to $10.2 million for the first quarter of fiscal 2000 from $8.9 million in the comparable quarter of fiscal 1999. The increase was due to lower capitalized interest, partially offset by lower interest rates. Capitalized interest associated with the construction of capital projects totaled $0.1 million during the first quarter of fiscal 2000, down from $3.0 million in the comparable quarter of fiscal 1999. The higher capitalized interest in the first quarter of fiscal 1999 was mainly due to financing the construction of both the Decatur, Alabama and Monroe, Ohio facilities. Interest rates on short-term unsecured notes payable decreased to 5.25% for the first quarter of fiscal 2000, down from 5.77% for the comparable quarter of fiscal 1999. At August 31, 1999, approximately 78% of the Company's $469.3 million of total debt (excluding debt exchangeable for common stock (the "DECS")) was at fixed rates of interest. A summary of interest cost and percentage change follows:

                                                    THREE MONTHS ENDED
                                                        AUGUST 31,              PERIOD
                                                  ----------------------       TO PERIOD
                DOLLARS IN MILLIONS                1999           1998          CHANGE
                                                  ------          ------       ---------
Interest Expense                                  $ 10.2           $ 8.9           14%

Capitalized Interest                                 0.1             3.0
                                                  ------          ------
      Total Interest Cost                         $ 10.3          $ 11.9

         Equity in net income of unconsolidated affiliates increased 34% to $6.8 million for the first quarter of fiscal 2000 from $5.1 million in the comparable quarter of fiscal 1999. The Company's Worthington Armstrong Venture ("WAVE"), TWB Company and Acerex joint ventures posted increases in sales and earnings. Worthington Specialty Processing ("WSP") also posted profits for the quarter.

         The effective tax rate was 37.5% for the first quarter of fiscal 2000, up from 37.0% in fiscal 1999 due to increased business in higher-taxed foreign and domestic locations, the result of divestiture and acquisition activity concluded in fiscal 1999.

                            PROCESSED STEEL PRODUCTS

         Processed Steel Products sales increased 19% to $300.4 million for the quarter ended August 31, 1999 from $253.1 million in the comparable quarter of fiscal 1999. The increase in sales is due to new business at the Delta, Ohio plant and the Decatur, Alabama and Spartan Steel facilities, combined with the recovery of prior period sales missed by other facilities during last year's General Motors strike. The increase occurred despite lower steel selling prices compared to the prior period. Operating income increased 57% to $23.8 million for the quarter ended August 31, 1999 from $15.1 million in the same quarter of fiscal 1999, due to higher volumes and lower material costs, partially offset by the Company's Year 2000 costs. The following table sets forth the Processed Steel Products segment's sales, operating income and percentage changes:

                                              THREE MONTHS ENDED
                                                   AUGUST 31,                 PERIOD
                                            -------------------------        TO PERIOD
             DOLLARS IN MILLIONS               1999            1998            CHANGE
                                             -------         -------         ---------
Sales                                         $ 300.4        $ 253.1             19%
Operating Income                              $  23.8        $  15.1             57%
% Sales                                           7.9%           6.0%

                                  METAL FRAMING

         Metal Framing sales decreased 3% to $88.5 million for the first quarter of fiscal 2000 from $91.5 million in the comparable quarter of fiscal 1999, due to the sale of its garage door operations in fiscal 1999. A strong commercial building products market for the metal-framed wall product line resulted in higher sales volumes, offset by slightly lower market pricing. Initial shipments of the new roof truss and floor joist product lines have begun in the residential construction market. Operating income increased 58% to $10.6 million for the first quarter of fiscal 2000 from $6.7 million in the comparable quarter of fiscal 1999. Operating income increased due to higher volumes at an improved operating margin of 12.0% as a result of lower material costs and increased manufacturing efficiencies, partially offset by the Company's Year 2000 costs. The following table sets forth the Metal Framing segment's sales and operating income and percentage changes:


                                                THREE MONTHS ENDED
                                                     AUGUST 31,                PERIOD
                                               ------------------------       TO PERIOD
             DOLLARS IN MILLIONS                1999           1998             CHANGE
                                               ------         ------          ---------
Sales                                          $ 88.5         $ 91.5             -3%
Operating Income                               $ 10.6         $ 6.7              58%
% Sales                                          12.0%          7.3%

                               PRESSURE CYLINDERS

         Pressure Cylinders sales increased 16% to $73.0 million for the first quarter of fiscal 2000 from $63.0 million in the comparable quarter of fiscal 1999. This increase was due to volume growth from the LPG business expansion in Europe and higher refrigerant export sales, partially offset by lower pricing due to competition in domestic markets. Operating income increased 4% to $8.2 million for the first quarter of fiscal 2000 from $7.9 million in the comparable quarter of fiscal 1999 due to higher volumes. Operating margins declined from the comparable quarter of fiscal 1999 to 11.2% due to the Company's Year 2000 costs.

         The Company acquired three European businesses in fiscal 1999. These acquisitions contributed to the increased sales during the quarter and offer significant future growth opportunities for the segment given their full product offerings and geographic coverage throughout Europe.

         The following table sets forth the Pressure Cylinders segment's sales, operating income and percentage changes:





                                                THREE MONTHS ENDED
                                                     AUGUST 31,                PERIOD
                                               ------------------------       TO PERIOD
             DOLLARS IN MILLIONS                1999           1998             CHANGE
                                               ------         ------          ---------
Sales                                          $ 73.0         $ 63.0             16%
Operating Income                                $ 8.2          $ 7.9              4%
% Sales                                         11.2%          12.6%


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $7.1 million at August 31, 1999, a decrease of $0.5 million from May 31, 1999. For the first quarter of fiscal 2000, the Company generated $62.2 million in cash from operating activities, an increase from $27.2 million in the comparable quarter of fiscal 1999. The higher operating cash flow in fiscal 2000 is due to improved operating results and a decrease in net working capital requirements for the Company's continuing operations.

         The $62.2 million of net cash from operating activities for the first quarter of fiscal 2000 provided the resources needed to pay shareholders $13.5 million in dividends, invest $13.9 million in capital projects, and finance the repurchase of $11.6 million of the

Company's common stock. Capital investments for the quarter included amounts for expanding the Processed Steel segment's annealing capacity at the Decatur, Alabama plant and adding the ability to apply a dry film lubricant at the Monroe, Ohio facility. The expenditures also provided for continuing implementation of the Pressure Cylinders segment's new business information system, and for the further development of the Metal Framing segment's structural design software.

         Net working capital decreased $32.2 million from May 31, 1999 to $164.3 million on August 31, 1999. Current assets decreased $18.6 million to $605.6 million on August 31, 1999 and current liabilities increased $13.6 million to $441.3 million on August 31, 1999. Accounts receivable decreased due to lower Pressure Cylinders segment sales during the first quarter. Inventories and accounts payable both increased, due to the Processed Steel segment's replenishment of low inventory levels and anticipated sales increases over the next quarter. Other current liabilities increased due to first quarter taxes payable and reclassifications from other current assets and long-term liabilities of deferred taxes totaling $17.7 million related to the DECS liability (described below), maturing in March 2000. Current notes payable declined by $20.4 million during the first quarter to $101.9 million.

         The Company uses short-term uncommitted lines of credit extended by various commercial banks to finance its business operations. Maturities on these borrowings typically range from one to ninety days. To ensure liquidity, the Company maintains a $300 million revolving credit facility with a group of commercial banks. The $300 million revolving credit facility includes a $190 million tranche expiring May 2003 and a $110 million, 365 day facility expiring September 2000. At August 31, 1999, there were no outstanding borrowings under the revolving credit facility.

         In March 1997, debt exchangeable for common stock ("DECS"), payable in Rouge stock, was issued by the Company. In management's opinion, it is appropriate to examine the Company's debt without the DECS, since the Company may satisfy the DECS with currently owned Rouge stock. The DECS liability as of August 31, 1999 was $43.5 million, as compared to $52.5 million at May 31,1999, the result of a decrease in the value of the Rouge common stock.

         At August 31, 1999, the Company's total debt (excluding the DECS) was $469.3 million compared to $493.3 million at the end of fiscal 1999. Total debt to committed capital (excluding the DECS) decreased to 40.6% versus 41.7% at the prior fiscal year end.

         During the first quarter of fiscal 2000, the Company repurchased approximately 848,000 common shares. Approximately 6.6 million shares remain available for repurchase under the Board of Directors' authorization. The timing and amount of any future repurchases will be at the Company's discretion and will depend upon market conditions and the Company's operating performance and liquidity. Any repurchase will also be subject to the covenants contained in the Company's credit facilities as well as its other debt instruments.

         The Company's immediate borrowing capacity, in addition to cash generated from operations, should be more than sufficient to fund expected normal operating costs, dividends, and capital expenditures for existing businesses. While there are no specific needs at this time, the Company regularly considers long-term debt issuance an alternative depending on financial market conditions.

                               IMPACT OF YEAR 2000

         Year 2000 issues occur in computerized systems when only two digits are used to identify the year in a date instead of four (i.e., the years 1900 and 2000 are both represented as "00") and the two-digit years are used for calculating or decision-making in the operation of those systems. As the year 2000 approaches, the use of two-digit years in computer hardware or software, or any other equipment reliant on embedded computer chip technology, could result in computer system or equipment failures, potentially leading to business and manufacturing disruptions. In the discussion below, information technology (IT) generally refers to hardware and software that processes information used to manage the business. Non-information technology (non-IT) generally refers to hardware and software used to control specific manufacturing processes on the plant floor, such as programmable controllers, or to serve basic administrative needs, such as telephone systems, copiers or facsimile machines.

STATE OF READINESS

         Most initiatives related to year 2000 issues have been completed in the Company's businesses. The Company formed a year 2000 project team comprised of business and technical representatives from across the Company and external consultants to assess and resolve year 2000 issues, including the year 2000 readiness of its equipment manufacturers and significant suppliers. In addition, this team assessed the possible impact of significant customers who may not be year 2000 ready. The project team is using a two-phase approach at all continuing operations to accomplish its objectives. The phases are:

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

         The Inventory and Assessment phase has been completed at all operations. The Remediation and Testing phase has been completed for identified items that may materially impact domestic operations and is in various stages of progress for identified items that may materially impact foreign operations. The following table summarizes the status on October 15, 1999 of the year 2000 remediation efforts on identified items that may materially impact the results of operations of the Company as a whole:

                      --- ESTIMATED CURRENT COMPLETION PERCENT AND MONTH OF EXPECTED COMPLETION ---

                                                Inventory and  Assessment                Remediation  and Testing
                                            ---------------------------------------------------------------------------
                 Area                       % Complete     Expected Completion       % Complete    Expected Completion
-----------------------------------------------------------------------------------------------------------------------
IT Hardware & Software:

     Financial                                 100%               Complete               98%         Early November 1999

     Non-Financial                             100%               Complete               98%         Early November 1999

Non-IT Hardware and Software                   100%               Complete              100%              Complete

Third-Party Systems*                           100%               Complete                *                   *

Products                                        N/A                  N/A                 N/A                 N/A



* The Company has initiated communications with significant suppliers relative to their systems to confirm their plans to become year 2000 ready and assess the potential impact of non-ready significant suppliers' systems on the Company's operations. Initial contingency plans for potential disruptions caused by non-ready significant suppliers' systems that could materially impact operations of the Company have been completed. The Company will continue to monitor the systems of significant suppliers.

COSTS

         As of August 31, 1999, cumulative expenditures for year 2000 issues totaling approximately $14.1 million have been charged to expense in continuing operations. Of this amount approximately $4.0 million was charged to expense for first quarter of fiscal 2000. An additional $2.2 million in capital expenditures has been incurred on these projects as of August 31, 1999. The Company currently projects additional expenses in its efforts to resolve year 2000 issues of $3.6 million. An additional $1.2 million in capital expenditures is currently projected by the Company to result from these efforts. Year 2000 expenditures are expected to be funded through operating cash flow.

         Responsibility for the costs of discontinued operations becoming year 2000 ready has been transferred by contract to the companies who acquired those businesses.

         The Company has elected to delay certain IT projects and re-direct the internal resources to year 2000 projects to minimize year 2000 related costs. The Company expects no material adverse consequences due to the re-direction of these resources.

RISKS AND CONTINGENCY PLANNING

         The Company has used all commercially reasonable efforts to complete critical year 2000 projects. However, there can be no assurance that all systems on which the Company relies will be year 2000 ready.

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

         The formal remediation process includes the identification of year 2000 issues that could have a material impact on operations, as well as contingency planning for such issues. This process is expected to minimize risks to the Company. Additional contingency plans for worst case scenarios are in place.

         While possible, the Company does not currently believe the advent of the year 2000 will have a material impact on the future results of operations or the financial position of the Company.

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



PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Registrant's Annual Meeting of Shareholders was held on September 23, 1999. In connection with the meeting, proxies were solicited. Following are the voting results on proposals considered and voted upon.

1. All nominees for the election to the Class of Directors whose term expires in 2002 were elected by the shareholders who were present or represented by proxy.

                                            VOTES FOR
                                           THE ELECTION                                VOTES WITHHOLDING
                                            OF DIRECTOR                                AUTHORITY TO VOTE
                                           -------------                               -----------------
         John S. Christie                    76,637,297                                   1,470,191
         Michael J. Endres                   76,652,270                                   1,455,219
         Peter Karmanos, Jr.                 76,101,765                                   2,005,724
         John H. McConnell                   76,695,690                                   1,411,799

2. The selection of Ernst & Young LLP as auditors of the Company for the fiscal year ending May 31, 2000 was ratified by the following vote:

        FOR: 77,746,055       AGAINST: 105,239       ABSTAIN: 256,194

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

         4 Amendment to Second Amended and Restated Loan Agreement, dated as of August 13, 1999, between Worhtington Industries, Inc., The Bank of Nova Scotia, PNC Bank, National Association, Bank of America, N.A., Wachovia Bank, N.A., Bank One, Michigan, Bank One, N.A., and National City Bank.

         27       Financial Data Schedule

Reports on Form 8-K:

         There were no reports on Form 8-K during the three months ended August 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 14, 1999         By:/s/John T. Baldwin
      ----------------            -----------------------------------------
                                  John T. Baldwin
                                  Vice President & Chief Financial Officer
                                  (On behalf of the Registrant and as Principal
                                  Financial Officer)