Form 10-Q
period 1999-11-30
WORTHINGTON INDUSTRIES INC
filed 2000-01-14
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended November 30,1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from __________________ to __________________

                           Commission File No. 0-4016

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

               OHIO                                       31-1189815
---------------------------------------       ---------------------------------
      (State of Incorporation)                (IRS Employer Identification No.)

 1205 Dearborn Drive, Columbus, Ohio                        43085
----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (614) 438-3210
                                                  ------------------------------

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

         As of December 31, 1999, 89,236,703 of the Issuer's common shares, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX



                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets -
             November 30, 1999 and May 31, 1999.............................3

             Condensed Consolidated Statements of Earnings -
             Three and Six Months Ended November 30, 1999 and 1998..........5

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended November 30, 1999 and 1998....................6

             Notes to Condensed Consolidated Financial Statements...........7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............8


PART II. OTHER INFORMATION

         ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K...........................14

SIGNATURES.................................................................14

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                           November 30,     May 31,
                                             1999            1999
                                           ----------     ----------
                                           (Unaudited)     (Audited)

CURRENT ASSETS
  Cash and cash equivalents                $    7,211     $    7,641
  Accounts receivable, net                    259,697        281,706
  Inventories
    Raw materials                             200,144        163,277
    Work in process                            65,893         39,786
    Finished products                          62,518         53,947
                                           ----------     ----------
      Total Inventories                       328,555        257,010

  Investment in Rouge                          44,997         52,497
  Other current assets                         12,477         25,401
                                           ----------     ----------

    TOTAL CURRENT ASSETS                      652,937        624,255

Property, plant and equipment               1,150,658      1,131,761
Less accumulated depreciation                 289,310        260,414
                                           ----------     ----------
    Property, Plant and Equipment, net        861,348        871,347

Other Assets                                  171,212        191,349
                                           ----------     ----------

    TOTAL ASSETS                           $1,685,497     $1,686,951
                                           ==========     ==========

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               November 30,     May 31,
                                                  1999           1999
                                               ----------     ----------
                                               (Unaudited)    (Audited)

CURRENT LIABILITIES
  Accounts payable                             $  172,442     $  161,264
  Notes payable                                   105,769        122,277
  Current maturities of long-term debt              2,514          5,234
  Debt exchangeable for common stock               44,997         52,497
  Other current liabilities                       113,413         86,453
                                               ----------     ----------

    TOTAL CURRENT LIABILITIES                     439,135        427,725

Long-Term Debt                                    363,826        365,802
Other Liabilities                                  80,851         79,331
Deferred Income Taxes                             103,303        124,444

Shareholders' Equity                              698,382        689,649
                                               ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,685,497     $1,686,951
                                               ==========     ==========

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Thousands, Except Per Share)
                                   (Unaudited)

                                               Three Months Ended            Six Months Ended
                                                  November 30,                 November 30,
                                           ------------------------      ------------------------
                                             1999            1998           1999          1998
                                           ---------      ---------      ---------      ---------
Net sales                                  $ 473,331      $ 436,428      $ 936,242      $ 845,708
Cost of goods sold                           388,289        367,258        768,025        714,860
                                           ---------      ---------      ---------      ---------
      GROSS MARGIN                            85,042         69,170        168,217        130,848
Selling, general & administrative
   expense                                    41,832         35,320         83,711         67,392
                                           ---------      ---------      ---------      ---------
      OPERATING INCOME                        43,210         33,850         84,506         63,456
Other income (expense):
  Miscellaneous income                            24            961            986          3,323
  Interest Expense                           (10,079)       (11,743)       (20,294)       (20,686)
  Equity in net income of unconsolidated
    affiliates                                 6,406          6,072         13,176         11,127
                                           ---------      ---------      ---------      ---------
      EARNINGS BEFORE INCOME TAXES            39,561         29,140         78,374         57,220
Income Taxes                                  14,835         10,781         29,390         21,171
                                           ---------      ---------      ---------      ---------
      Earnings From Continuing
        Operations                            24,726         18,359         48,984         36,049
      Discontinued Operations, net of
         taxes                                    --          3,948             --          2,632
      Cumulative Effect of Accounting
         Change, net of taxes                     --             --             --         (7,836)
                                           ---------      ---------      ---------      ---------
      NET EARNINGS                         $  24,726      $  22,307      $  48,984      $  30,845
                                           =========      =========      =========      =========

AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                      89,483         92,566         89,796         94,227

EARNINGS PER COMMON SHARE - BASIC
   & DILUTED
      Earnings From Continuing
         Operations                        $    0.28      $    0.20      $    0.55      $    0.38
      Discontinued Operations, net of
         taxes                                    --           0.04             --           0.03
      Cumulative Effect of Accounting
         Change, net of taxes                     --             --             --          (0.08)
                                           ---------      ---------      ---------      ---------
      NET EARNINGS                         $    0.28      $    0.24      $    0.55      $    0.33
                                           =========      =========      =========      =========

CASH DIVIDENDS DECLARED PER
   COMMON SHARE                            $    0.15      $    0.14      $    0.30      $    0.28
                                           =========      =========      =========      =========


See notes to condensed consolidated financial statements

                          WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                               Six Months Ended
                                                                 November 30,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
OPERATING ACTIVITIES
  Net Earnings                                             $ 48,984      $ 30,845
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                          35,285        39,054
      Other adjustments                                      26,482            49
      Changes in current assets and liabilities             (19,521)       12,282
                                                           --------      --------
      Net Cash Provided By Operating Activities              91,230        82,230

INVESTING ACTIVITIES
  Investment in property, plant and equipment, net          (31,946)      (84,980)
  Acquisitions, net of cash acquired                             --       (26,718)
  Proceeds from sale of assets                                  519        46,802
                                                           --------      --------
      Net Cash Used By Investing Activities                 (31,427)      (64,896)

FINANCING ACTIVITIES
  Proceeds from (payments on) short-term borrowings         (16,508)       85,121
  Proceeds from long-term debt                                   86         2,600
  Principal payments on long-term debt                       (4,633)       (4,122)
  Repurchase of common shares                               (12,902)      (59,422)
  Dividends paid                                            (26,858)      (26,478)
  Other                                                         582         3,967
                                                           --------      --------
      Net Cash Provided (Used) By Financing Activities      (60,233)        1,666
                                                           --------      --------

Increase (decrease) in cash and cash equivalents               (430)       19,000
Cash and cash equivalents at beginning of period              7,641         3,788
                                                           --------      --------
Cash and cash equivalents at end of period                 $  7,211      $ 22,788
                                                           ========      ========


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
         ---------------------


         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Worthington Industries, Inc.'s Annual Report to Shareholders and incorporated by reference in its 1999 Form 10-K.

NOTE B - INDUSTRY SEGMENT DATA
         ---------------------


                                  Three Months Ended             Six Months Ended
                                     November 30,                  November 30,
                               ------------------------      ------------------------
($000)                           1999           1998           1999            1998
                               ---------      ---------      ---------      ---------
NET SALES:
  Processed Steel Products     $ 316,012      $ 289,079      $ 616,416      $ 542,181
  Metal Framing                   84,315         84,513        172,802        176,020
  Pressure Cylinders              71,443         61,569        144,483        124,617
  Other                            1,561          1,267          2,541          2,890
                               ---------      ---------      ---------      ---------
                               $ 473,331      $ 436,428      $ 936,242      $ 845,708
                               =========      =========      =========      =========

OPERATING INCOME:
  Processed Steel Products     $  27,491      $  21,626      $  51,252      $  36,733
  Metal Framing                   10,306          5,192         20,908         11,888
  Pressure Cylinders               6,929          7,075         15,131         14,993
  Other                           (1,516)           (43)        (2,785)          (158)
                               ---------      ---------      ---------      ---------
                               $  43,210      $  33,850      $  84,506      $  63,456
                               =========      =========      =========      =========

NOTE C - COMPREHENSIVE INCOME
         --------------------


Total comprehensive income was $25,386 and $22,884 for the three months ended November 30, 1999 and 1998, respectively. Total comprehensive income was $47,784 and $31,166 for the six months ended November 30, 1999 and 1998, respectively.

                          WORTHINGTON INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Certain statements contained in this Form 10-Q, as filed with the SEC, including, without limitation, the Management's Discussion and Analysis that follows, constitute "forward looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. Such forward looking statements include, without limitation, statements relating to future operating results, growth, stock appreciation, plant start-ups, capabilities, the impact of year 2000 and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; inherent risks of international development, including foreign currency risks; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; year 2000 issues; general economic conditions, business environment and the impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the SEC.


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

         For the second quarter ended November 30, 1999 (the "second quarter") of the fiscal year ending May 31, 2000 ("fiscal 2000"), sales increased 8% to $473.3 million, up $36.9 million from the comparable quarter of the fiscal year ended May 31, 1999 ("fiscal

1999"). For the first six months of fiscal 2000 net sales of $936.2 million were $90.5 million, or 11% higher than the same period of fiscal 1999. The overall increase in sales was due to higher volumes primarily from growth in the Steel Processing Products start-up facilities and the recent acquisitions by Pressure Cylinders.

         Gross margin on sales increased to 18.0% for the second quarter of fiscal 2000 from 15.8% in the comparable quarter of fiscal 1999. For the first six months of fiscal 2000 the gross margin of 18.0% was up 2.5 percentage points over the comparable period in fiscal 1999. This improvement was primarily due to favorable material costs reflected across all segments. A gross margin summary follows:

                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                     NOVEMBER 30,            NOVEMBER 30,            % CHANGE
                                 --------------------    --------------------    --------------------
          DOLLARS IN MILLIONS      1999        1998        1999        1998      3 MONTHS    6 MONTHS
                                 --------    --------    --------    --------    --------    --------
         Net Sales               $  473.3    $  436.4    $  936.2    $  845.7        8%         11%
         Gross Margin                85.0        69.2       168.2       130.8       23%         29%
         % of Sales                  18.0%       15.8%       18.0%       15.5%

         For the second quarter of fiscal 2000 selling, general, and administrative ("SG&A") costs of $41.8 million increased 18% over the comparable quarter of fiscal 1999. For the first six months of fiscal 2000 SG&A expenses increased 24% to $83.7 million over the comparable period of fiscal 1999. Year 2000 testing and remediation costs of $4.0 million and $8.0 million for the quarter and the first six months of fiscal 2000, respectively, combined with increased overhead attributable to the start-ups in the Steel Processing Products segment and recent acquisitions in Pressure Cylinders segment are the main reasons for the increase.

         Operating income increased 28% to $43.2 million for the second quarter of fiscal 2000 from $33.9 million in the comparable quarter of fiscal 1999. For the first six months of fiscal 2000 operating income increased 33% to $84.5 million over the comparable period of fiscal 1999. Stronger sales and favorable material costs more than offset the increase in SG&A expenses resulting in an increase to operating income. A summary of SG&A and operating income follows:


                         NOVEMBER 30,          NOVEMBER 30,          % CHANGE
                     ------------------    ------------------    ------------------
 DOLLARS IN MILLIONS    1999      1998       1999       1998     3 MONTHS  6 MONTHS
                     -------    -------    -------    -------    --------  --------
SG&A                 $  41.8    $  35.3    $  83.7    $  67.3       18%       24%
% of Sales               8.8%       8.1%       8.9%       8.0%

Operating Income     $  43.2    $  33.9    $  84.5    $  63.5       28%       33%
% of Sales               9.1%       7.8%       9.0%       7.5%


         Interest expense decreased 14% to $10.1 million for the second quarter of fiscal 2000 from $11.7 million in the comparable quarter of fiscal 1999. Year-to-date interest expense decreased 2% to $20.3 million from the comparable period of fiscal 1999. The decrease was due to lower average debt levels and interest rates, partially offset by higher capitalized interest in fiscal 1999. The year-to-date average rate of 5.39% for fiscal 2000 is lower than the 5.71% experienced in the comparable period in fiscal 1999. The higher capitalized interest in fiscal 1999 was mainly due to financing the construction of the Decatur, Alabama plant and rebuild of the Monroe, Ohio facility. At November 30, 1999, approximately 78% of the Company's $472.1 million of total debt (excluding debt exchangeable for common stock (the "DECS")) was at fixed rates of interest. A summary of interest cost follows:


                                       THREE MONTHS ENDED  SIX MONTHS ENDED
                                           NOVEMBER 30,        NOVEMBER 30,         % CHANGE
                                       ------------------  -----------------    -------------------
              DOLLARS IN MILLIONS        1999      1998      1999      1998     3 MONTHS   6 MONTHS
                                       -------   -------   -------   -------    --------   --------
         Interest Expense              $  10.1   $  11.7   $  20.3   $  20.7      -14%        -2%
         Capitalized Interest              0.1       3.0       0.3       3.7
                                       -------   -------   -------   -------
               Total Interest Cost     $  10.2   $  14.7   $  20.6   $  24.4      -31%        -16%

         Equity in net income of unconsolidated affiliates increased 6% to $6.4 million for the second quarter of fiscal 2000 from $6.1 million in the comparable quarter of fiscal 1999. Year-to-date equity in net income of unconsolidated affiliates increased 18% to $13.2 million from $11.1 million in the comparable period of fiscal 1999. The TWB and Acerex joint ventures accounted for the majority of the increase as they continued to post increases in sales and earnings. The Company's Worthington Armstrong Venture ("WAVE") also posted higher profits for the period.

         The effective tax rate for fiscal 2000 is 37.5%, up from 37.0% in fiscal 1999 due to increased business in higher-taxed foreign and domestic locations, the result of divestiture and acquisition activity concluded in fiscal 1999.

                            PROCESSED STEEL PRODUCTS

         Processed Steel Products sales increased 9% to $316.0 million for the quarter ended November 30, 1999 from $289.1 million in the comparable quarter of fiscal 1999. For the first six months of fiscal 2000 sales increased 14% to $616.4 million from $542.2 million in the comparable period of fiscal 1999. The increase in sales is due to the continued ramp up in the new facilities in Delta, Ohio, in Decatur, Alabama and at Spartan Steel, combined with the recovery of prior period sales missed by other facilities during the General Motors strike in the first quarter of fiscal 1999. The increase occurred despite lower steel selling prices compared to the prior fiscal year. Operating income increased 27% to $27.5 million for the quarter ended November 30, 1999 from $21.6 million in the same quarter of fiscal 1999. For the first six months of fiscal 2000 operating income increased 40% to $51.3 million from $36.7 million in the comparable period of fiscal 1999. This was due to higher sales volumes and lower material costs, partially offset by increased SG&A expenses due to year 2000 costs and the continued ramp up in the new facilities. The following table sets forth the Processed Steel Products segment's sales and operating income:


                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                  NOVEMBER 30,            NOVEMBER 30,             % CHANGE
                              --------------------    --------------------    -------------------
          DOLLARS IN MILLIONS    1999        1998       1999        1998      3 MONTHS   6 MONTHS
                              --------    --------    --------    --------    --------   --------
         Sales                $  316.0    $  289.1    $  616.4    $  542.2        9%        14%
         Operating Income     $   27.5    $   21.6    $   51.3    $   36.7       27%        40%
         % of Sales                8.7%        7.5%        8.3%        6.8%


                                  METAL FRAMING


         Metal Framing sales of $84.3 million for the second quarter of fiscal 2000 remained fairly constant compared to $84.5 million in the comparable quarter of fiscal 1999. For the first six months of fiscal 2000 sales decreased 2% to $172.8 million from $176.0 million in the comparable period of fiscal 1999, due to the sale of the garage door operations in November 1998. A strong commercial building products market continued to drive higher sales volumes, partially offset by lower market pricing. Initial shipments of the new roof truss and floor joist product lines have begun in the residential construction market. Operating income increased 98% to $10.3 million for the second quarter of fiscal 2000 from $5.2 million in the comparable quarter of fiscal 1999. For the first six months of fiscal 2000 operating income increased 76% to $20.9 million from $11.9 million in the comparable period of fiscal 1999. Operating income increased due to higher volumes at an improved operating margin resulting from lower material costs and increased manufacturing efficiencies, partially offset by the Company's year 2000 costs. The following table sets forth the Metal Framing segment's sales and operating income:


                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                  NOVEMBER 30,          NOVEMBER 30,            % CHANGE
                              ------------------    --------------------    ------------------
          DOLLARS IN MILLIONS   1999       1998       1999        1998      3 MONTHS  6 MONTHS
                              -------    -------    --------    --------    --------  --------
         Sales                $  84.3    $  84.5    $  172.8    $  176.0        0%       -2%
         Operating Income     $  10.3    $   5.2    $   20.9    $   11.9       98%       76%
         % of Sales              12.2%       6.2%       12.1%        6.8%



                               PRESSURE CYLINDERS


         Pressure Cylinders sales increased 16% to $71.4 million for the second quarter of fiscal 2000 from $61.6 million in the comparable quarter of fiscal 1999. For the first six months of fiscal 2000 sales also increased 16% to $144.5 million from $124.6 million in the comparable period of fiscal 1999. This increase was due to the recent acquisitions in Europe and higher sales volumes in steel portables, high-pressure and refrigerant product lines, partially offset by lower pricing due to competition in domestic markets. Operating income decreased 2% to $6.9 million for the second quarter of fiscal 2000 from $7.1 million in the comparable quarter of fiscal 1999 due to year 2000 costs. For the first six months of fiscal 2000 operating income increased 1% to $15.1 million from $15.0 million in the comparable period of fiscal 1999. Year-to-date operating margins declined from the comparable quarter of fiscal 1999 to 10.5% due to increased SG&A expenses related to year 2000 costs and recent acquisitions. The following table sets forth the Pressure Cylinders segment's sales and operating income:


                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                  NOVEMBER 30,          NOVEMBER 30,             % CHANGE
                              ------------------    --------------------    --------------------
          DOLLARS IN MILLIONS   1999       1998       1999        1998      3 MONTHS    6 MONTHS
                              -------    -------    --------    --------    --------    --------
         Sales                $  71.4    $  61.6    $  144.5    $  124.6        16%        16%
         Operating Income     $   6.9    $   7.1    $   15.1    $   15.0        -2%         1%
         % of Sales               9.7%      11.5%       10.5%       12.0%


                         LIQUIDITY AND CAPITAL RESOURCES


         The Company's cash and cash equivalents were $7.2 million at November 30, 1999, a decrease of $0.4 million from May 31, 1999. For the first six months of fiscal 2000, the Company generated $91.2 million in cash from operating activities, a $9.0 million increase from the comparable period of fiscal 1999. The higher operating cash flow in fiscal 2000 is due to improved operating results and a non-recurring $25 million dividend from WAVE, partially offset by an increase in net working capital requirements for the Company's continuing operations.

         The $91.2 million of net cash from operating activities for the first six months of fiscal 2000 provided the resources needed to invest $31.9 million in capital projects, pay shareholders $26.9 million in dividends, repurchase $12.9 million of the Company's common stock and fund the Company's working capital requirements. Capital investments during the first six months included amounts for expanding the Processed Steel Products segment's annealing capacity at the Decatur, Alabama plant and adding the ability to apply a dry film lubricant at the Monroe, Ohio facility. The expenditures also provided for continuing implementation of the Pressure Cylinders segment's new business information system, and for the further development of the Metal Framing segment's structural design software.

         Net working capital increased $17.2 million from May 31, 1999 to $213.8 million on November 30, 1999. Accounts receivable decreased due to lower than year-end sales levels in the Pressure Cylinders segment. Inventories and accounts payable both increased due to the growth in the Processed Steel Products segment and their anticipation of increased sales in the next quarter. Other current liabilities increased due to second quarter taxes payable and a reclassification of deferred taxes related to the DECS liability (described below), maturing in March 2000. Current notes payable declined by $16.5 million during the first six months to $105.8 million.

         The Company uses short-term uncommitted lines of credit extended by various commercial banks to finance its business operations. Maturities on these borrowings typically range from one to ninety days. To ensure liquidity, the Company maintains a $300 million revolving credit facility with a group of commercial banks. The $300 million revolving credit facility includes a $190 million tranche expiring May 2003 and a $110 million, 364 day facility expiring September 2000. At November 30, 1999, there were no outstanding borrowings under the revolving credit facility.

         In March 1997, debt exchangeable for common stock ("DECS"), payable in Rouge stock, was issued by the Company. In management's opinion, it is appropriate to examine the Company's debt without the DECS, since the Company may satisfy the DECS with currently owned Rouge stock. The DECS liability as of November 30, 1999 was $45.0 million, as compared to $52.5 million at May 31,1999, the result of a decrease in the value of the Rouge common stock.

         At November 30, 1999, the Company's total debt (excluding the DECS) was $472.1 million compared to $493.3 million at the end of fiscal 1999. Total debt to committed capital (excluding the DECS) decreased to 40.3% from 41.7% at the prior fiscal year end.

         During the first six months of fiscal 2000, the Company repurchased approximately 870,700 common shares. Approximately 6.6 million shares remain available for repurchase under the Board of Directors' authorization. The timing and amount of any future repurchases will be at the Company's discretion and will depend upon market conditions and the Company's operating performance and liquidity. Any repurchase will also be subject to the covenants contained in the Company's credit facilities.


         The Company's immediate borrowing capacity, in addition to cash generated from operations, should be sufficient to fund expected normal operating costs, dividends, and capital expenditures for existing businesses. While there are no specific needs at this time, the Company regularly considers long-term debt issuance an alternative depending on financial market conditions.


                               IMPACT OF YEAR 2000


         As planned, prior to December 31, 1999 the Company completed all remediation and testing procedures for identified year 2000 issues that could have materially impacted the results of operations. This concluded the Company's effort to identify and correct any issues that may have an adverse impact due to computer technology which used two-digit years. As of January 13, 2000, the Company has not experienced any year 2000 problems with its systems. While the Company doesn't believe there will be any future impact to its operations, it will continue to monitor its systems to ensure that no problems arise.


         Cumulative expenditures for year 2000 issues of approximately $21.2 million have been spent over the life of this project. During fiscal 2000, amounts charged to operations amounted to $4.0 million and $8.0 million for the second quarter and year-to-date periods, respectively. Of the $21.2 million, $3.1 million was for capital expenditures, $2.4 million of which occurred in the first six months of fiscal 2000. The Company does not expect to have any significant additional expenditures.

         THE YEAR 2000 STATEMENTS CONTAINED HEREIN ARE YEAR 2000 READINESS DISCLOSURES (AS DEFINED UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE
ACT) AND SHALL BE TREATED AS SUCH FOR ALL PURPOSES PERMISSIBLE UNDER SUCH ACT. THESE STATEMENTS ARE BASED ON AVAILABLE INFORMATION OBTAINED TO DATE AND USE WHAT MANAGEMENT BELIEVES TO BE REASONABLE ASSUMPTIONS RELATIVE TO THE OCCURRENCE OF FUTURE EVENTS. THERE CAN BE NO ASSURANCE THAT ALL POSSIBLE YEAR 2000 ISSUES HAVE BEEN RESOLVED OR THAT THERE WILL BE NO FUTURE ADVERSE IMPACT ON THE COMPANY DUE TO SYSTEM FAILURES CAUSED BY EITHER INTERNAL OR EXTERNAL YEAR 2000 ISSUES.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:


       27  Financial Data Schedule


Reports on Form 8-K:


       There were no reports on Form 8-K during the three months ended November 30, 1999.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WORTHINGTON INDUSTRIES, INC.



Date: January 13, 2000             By: /s/John T. Baldwin
      ----------------                ---------------------------------------
                                      John T. Baldwin
                                      Vice President & Chief Financial Officer
                                      (On behalf of the Registrant and as
                                      Principal Financial Officer)