Form 10-Q
period 2000-02-29
WORTHINGTON INDUSTRIES INC
filed 2000-04-14
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

                           Commission File No. 0-4016

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

         Ohio                                            31-1189815
------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

         1205 Dearborn Drive, Columbus, Ohio                    43085
-------------------------------------------------        --------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code         (614) 438-3210
                                                         --------------------

         Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

         As of March 31, 2000, 86,200,225 of the Issuer's common shares, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX



                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets -
        February 29, 2000 and May 31, 1999................................3

        Condensed Consolidated Statements of Earnings -
        Three and Nine Months Ended February 29, 2000 and
        February 28,1999..................................................5

        Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended February 29, 2000 and February 28, 1999.........6

        Notes to Condensed Consolidated Financial Statements..............7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................9


PART II. OTHER INFORMATION

     ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.............................15

SIGNATURES...............................................................15

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                                                February 29,                 May 31,
                                                                                    2000                       1999
                                                                            ----------------------     ---------------------
                                                                                 (Unaudited)                (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                                             $  18,077                  $  7,641
  Accounts receivable, net                                                                293,390                   281,706
  Inventories
    Raw materials                                                                         216,860                   163,277
    Work in process                                                                        70,081                    39,786
    Finished products                                                                      68,603                    53,947
                                                                            ----------------------     ---------------------
      Total Inventories                                                                   355,544                   257,010

  Investment in Rouge                                                                      46,122                    52,497
  Other current assets                                                                     14,136                    25,401
                                                                            ----------------------     ---------------------

    TOTAL CURRENT ASSETS                                                                  727,269                   624,255

Property, plant and equipment                                                           1,170,386                 1,131,761
Less accumulated depreciation                                                             304,405                   260,414
                                                                            ----------------------     ---------------------
    Property, Plant and Equipment, net                                                    865,981                   871,347

Other Assets                                                                              171,420                   191,349
                                                                            ----------------------     ---------------------

    TOTAL ASSETS                                                                       $1,764,670                $1,686,951
                                                                            ======================     =====================

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                      February 29,               May 31,
                                                                                          2000                     2000
                                                                                  ---------------------    ---------------------
                                                                                      (Unaudited)               (Audited)

CURRENT LIABILITIES
  Accounts payable                                                                          $  174,904        $         161,264
  Notes payable                                                                                208,654                  122,277
  Current maturities of long-term debt                                                           2,325                    5,234
  Debt exchangeable for common stock                                                            46,122                   52,497
  Other current liabilities                                                                    106,000                   86,453
                                                                                  ---------------------    ---------------------

    TOTAL CURRENT LIABILITIES                                                                  538,005                  427,725

Long-Term Debt                                                                                 363,015                  365,802
Other Liabilities                                                                               80,617                   79,331
Deferred Income Taxes                                                                          113,749                  124,444

Shareholders' Equity                                                                           669,284                  689,649
                                                                                  ---------------------    ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $1,764,670          $     1,686,951
                                                                                  =====================    =====================

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Thousands, Except Per Share)
                                   (Unaudited)

                                                    Three Months Ended                  Nine Months Ended
                                              -----------------------------       -----------------------------
                                                Feb. 29           Feb. 28         Feb. 29             Feb. 28
                                                  2000              1999             2000               1999
                                              -----------       -----------       -----------       -----------
Net sales                                     $   486,535       $   422,074       $ 1,422,777       $ 1,267,782
Cost of goods sold                                406,894           349,737         1,174,919         1,064,597
                                              -----------       -----------       -----------       -----------
      GROSS MARGIN                                 79,641            72,337           247,858           203,185
Selling, general & administrative
   Expense                                         39,385            37,246           123,096           104,638
                                              -----------       -----------       -----------       -----------
      OPERATING INCOME                             40,256            35,091           124,762            98,547
Other income (expense):
  Miscellaneous income                                947             1,268             1,933             4,592
  Interest Expense                                (10,313)          (11,384)          (30,607)          (32,070)
  Equity in net income of unconsolidated
    affiliates                                      6,250             5,336            19,426            16,463
                                              -----------       -----------       -----------       -----------
      EARNINGS BEFORE INCOME TAXES                 37,140            30,311           115,514            87,532
Income Taxes                                       13,928            11,216            43,318            32,387
                                              -----------       -----------       -----------       -----------
      Earnings From Continuing                     23,212            19,095            72,196            55,145
        Operations
      Discontinued Operations, net of
         Taxes                                          -           (16,870)                -           (14,238)
      Cumulative Effect of Accounting
         Change, net of taxes                           -                 -                 -            (7,836)
                                              -----------       -----------       -----------       -----------

      NET EARNINGS                            $    23,212       $     2,225       $    72,196       $    33,071
                                              ===========       ===========       ===========       ===========

AVERAGE COMMON SHARES                              88,847            92,588            89,412            93,687
   OUTSTANDING - DILUTED

EARNINGS PER COMMON SHARE - BASIC
   & DILUTED
      Earnings From Continuing
         Operations                           $      0.26       $      0.21       $      0.81       $      0.59
      Discontinued Operations, net of
         Taxes                                          -             (0.19)                -             (0.15)
      Cumulative Effect of Accounting
         Change, net of taxes                           -                 -                 -             (0.08)
                                              -----------       -----------       -----------       -----------
      NET EARNINGS                            $      0.26       $      0.02       $      0.81       $      0.36
                                              ===========       ===========       ===========       ===========

CASH DIVIDENDS DECLARED PER
   COMMON SHARE                               $      0.15       $      0.14       $      0.45       $      0.42
                                              ===========       ===========       ===========       ===========
See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                                 Nine Months Ended
                                                                                      -----------------------------------------
                                                                                          Feb. 29                Feb. 28
                                                                                            2000                   1999
                                                                                      ------------------     ------------------
OPERATING ACTIVITIES
  Net Earnings                                                                        $          72,196      $         33,071
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                                                              53,983                58,757
      Other adjustments                                                                          23,648                (2,507)
      Changes in current assets and liabilities                                                 (81,580)                2,265
                                                                                      ------------------     ------------------
      Net Cash Provided By Operating Activities                                                  68,247                91,586

INVESTING ACTIVITIES
  Investment in property, plant and equipment, net                                              (56,882)              (96,098)
  Acquisitions, net of cash acquired                                                                  -               (26,718)
  Proceeds from sale of assets                                                                    2,403               117,056
                                                                                      ------------------     ------------------
      Net Cash Used By Investing Activities                                                     (54,479)               (5,760)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                                                            86,463                24,499
  Proceeds from long-term debt                                                                        -                 2,600
  Principal payments on long-term debt                                                           (5,429)               (5,649)
  Repurchase of common shares                                                                   (51,239)              (59,422)
  Dividends paid                                                                                (40,231)              (39,426)
  Other                                                                                           7,104                 4,534
                                                                                      ------------------     ------------------
      Net Cash Used By Financing Activities                                                      (3,332)              (72,864)
                                                                                      ------------------     ------------------

Increase in cash and cash equivalents                                                            10,436                 12,962
Cash and cash equivalents at beginning of period                                                  7,641                  3,788
                                                                                      ------------------     ------------------
Cash and cash equivalents at end of period                                            $          18,077      $          16,750
                                                                                      ==================     ==================


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION


         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Worthington Industries, Inc.'s 1999 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the fiscal year ended May 31, 1999.


NOTE B - INDUSTRY SEGMENT DATA

                                               Three Months Ended                           Nine Months Ended
                                        ----------------------------------          ----------------------------------
                                           Feb. 29             Feb. 28                  Feb. 29            Feb. 28
($000)                                       2000               1999                      2000              1999
                                        ----------------   ----------------         -----------------  ----------------
NET SALES:
  Processed Steel Products                     $313,090           $266,947                  $929,506          $809,128
  Metal Framing                                  85,201             76,955                   258,003           252,975
  Pressure Cylinders                             86,640             76,417                   231,123           201,034
  Other                                           1,604              1,755                     4,145             4,645
                                        ----------------   ----------------         -----------------  ----------------
                                               $486,535           $422,074                $1,422,777        $1,267,782
                                        ================   ================         =================  ================

OPERATING INCOME:
  Processed Steel Products                      $21,163            $21,081                   $72,415           $57,814
  Metal Framing                                  10,772              3,799                    31,680            15,687
  Pressure Cylinders                              9,426             10,158                    24,557            25,151
  Other                                         (1,105)                 53                    (3,890)             (105)
                                        ----------------   ----------------         -----------------  ----------------
                                                $40,256            $35,091                  $124,762           $98,547
                                        ================   ================         =================  ================


NOTE C - COMPREHENSIVE INCOME (LOSS)


Total comprehensive income (loss) was $22,243 and $(542) for the three months ended February 29, 2000 and February 28, 1999, respectively. Total comprehensive income was $70,027 and $38,461 for the nine months ended February 29, 2000 and February 28, 1999, respectively.

NOTE D - SUBSEQUENT EVENT


On March 1, 2000, the Company satisfied its 7.25% exchangeable notes ("DECS") liability with its shares of Class A Common Stock of Rouge Industries, Inc. The DECS liability was valued at $46.1 million at February 29, 2000. The exchange transaction reduces net income approximately $5.3 million in the fourth quarter of fiscal 2000.

                          WORTHINGTON INDUSTRIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Quarterly Report on Form 10-Q, as filed with the SEC, including, without limitation, the Management's Discussion and Analysis that follows, constitute "forward looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. Such forward looking statements include, without limitation, statements relating to future operating results, growth, stock appreciation, plant start-ups, capabilities and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; inherent risks of international development, including foreign currency risks; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; general economic conditions, business environment and the impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the SEC.


                                    OVERVIEW

         Worthington Industries, Inc. (the "Company") is a diversified steel processor that focuses on value-added steel processing and metals related businesses. It operates 39 wholly owned facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing, and Pressure Cylinders. The Company also holds equity positions in seven joint ventures, which operate 14 facilities worldwide.


                       RESULTS FROM CONTINUING OPERATIONS

         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere in this report. The Company's Annual Report on Form 10-K, as filed with the SEC for the fiscal year ended May 31, 1999, includes additional information about the Company, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

         For the third quarter ended February 29, 2000 (the "third quarter") of the fiscal year ending May 31, 2000 ("fiscal 2000"), net sales increased 15% to $486.5 million, up $64.4 million from the comparable quarter of the fiscal year ended May 31, 1999 ("fiscal

1999"). For the first nine months of fiscal 2000, net sales increased 12% to $1,422.8 million, up $155.0 million compared to the same period of fiscal 1999. The overall increase in sales was due to higher volumes primarily from growth in the start-up facilities within the Processed Steel Products segment and the prior year acquisitions by the Pressure Cylinders segment.

         Gross margin on sales decreased to 16.4% for the third quarter of fiscal 2000 from 17.1% in the comparable quarter of fiscal 1999. For the first nine months of fiscal 2000, the gross margin of 17.4% was up 1.4 percentage points over the comparable period in fiscal 1999. The current quarter decrease reflects the impact of increasing material prices in the Processed Steel Products and Pressure Cylinders segments. A gross margin summary follows:

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                --------------------     ------------------------

                                FEB. 29      FEB. 28      FEB. 29        FEB. 28          % GROWTH RATES
      DOLLARS IN MILLIONS        2000          1999         2000          1999         3 MONTHS      9 MONTHS
                                --------     --------    ----------     ----------     -----------------------
Net Sales                       $ 486.5      $ 422.1     $ 1,422.8      $ 1,267.8           15%            12%
Gross Margin                       79.6         72.3         247.9          203.2           10%            22%
% of Sales                         16.4%        17.1%         17.4%          16.0%

         For the third quarter of fiscal 2000, selling, general, and administrative ("SG&A") costs of $39.4 million increased 6% over the comparable quarter of fiscal 1999. For the first nine months of fiscal 2000, SG&A expenses increased 18% to $123.1 million over the comparable period of fiscal 1999. Year 2000 testing and remediation costs of $8.0 million and $5.7 million for the first nine months of fiscal 2000 and fiscal 1999, respectively, combined with increased expenses attributable to the start-ups in the Processed Steel Products segment and recent acquisitions in the Pressure Cylinders segment, are the main reasons for the increases.

         Operating income increased 15% to $40.3 million for the third quarter of fiscal 2000 from $35.1 million in the comparable quarter of fiscal 1999. For the first nine months of fiscal 2000 operating income increased 27% to $124.8 million over the comparable period of fiscal 1999. Stronger sales and favorable material costs on a year to date basis partially offset by the increase in SG&A expenses resulted in an increase of operating income for the first nine months of fiscal 2000. A summary of SG&A and operating income follows:

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                       -----------------------       ------------------------          % GROWTH RATES
                                        FEB. 29        FEB. 28        FEB. 29        FEB. 28        ----------------------
          DOLLARS IN MILLIONS            2000            1999           2000           1999         3 MONTHS      9 MONTHS
                                        -------        -------        -------        -------        --------      --------

SG&A                                    $ 39.4          $ 37.2        $ 123.1        $ 104.6            6%            18%
% of Sales                                8.1%            8.8%           8.7%           8.3%

Operating Income                        $ 40.3          $ 35.1        $ 124.8         $ 98.5           15%            27%
% of Sales                                8.3%            8.3%           8.8%           7.8%

         Interest expense decreased 9% to $10.3 million for the third quarter of fiscal 2000 from $11.4 million in the comparable quarter of fiscal 1999. Year-to-date interest expense decreased 5% to $30.6 million from the comparable period of fiscal 1999. The decrease was due to lower average debt levels, partially offset by lower capitalized interest in fiscal 2000. The year-to-date average interest rates on short term unsecured notes payable of 5.67% for fiscal 2000 is comparable to the 5.60% experienced in fiscal 1999. The higher capitalized interest in fiscal 1999 was mainly due to financing the construction of the Decatur, Alabama plant and rebuilding the Monroe, Ohio facility. At February 29, 2000, approximately 64% of the Company's $574.0 million of debt (excluding debt exchangeable for common stock (the "DECS")) was at fixed rates of interest. A summary of interest cost follows:

                                          Three Months Ended             Nine Months Ended
                                       -----------------------        ----------------------           % Growth Rates
                                       Feb. 29         Feb. 28        Feb. 29        Feb. 28        ----------------------
          Dollars in Millions            2000            1999           2000           1999         3 Months      9 Months
                                       -------         -------        -------        -------        --------      --------
Interest Expense                        $ 10.3          $ 11.4         $ 30.6         $ 32.1           -9%            -5%
Capitalized Interest                       0.1             0.1            0.4            3.8
      Total Interest Cost               $ 10.4          $ 11.5         $ 31.0         $ 35.9           -9%           -14%

         Equity in net income of unconsolidated affiliates increased 17% to $6.3 million for the third quarter of fiscal 2000 from $5.3 million in the comparable quarter of fiscal 1999. Year-to-date equity in net income of unconsolidated affiliates increased 18% to $19.4 million from $16.5 million in the comparable period of fiscal 1999. Strong sales and favorable material costs in the WAVE joint venture contributed to the increase over the prior quarter. TWB, Acerex and WAVE all contributed to the nine-month increase as they continued to post increases in sales and earnings.

         The effective tax rate for fiscal 2000 is 37.5%, up from 37.0% in fiscal 1999 due to increased business in higher-taxed foreign and domestic locations, the result of divestiture and acquisition activity concluded in fiscal 1999.


                            PROCESSED STEEL PRODUCTS

         Processed Steel Products sales increased 17% to $313.1 million for the quarter ended February 29, 2000 from $266.9 million in the comparable quarter of fiscal 1999. For the first nine months of fiscal 2000, sales increased 15% to $929.5 million from $809.1 million in the comparable period of fiscal 1999. In spite of lower selling prices for the first nine months, sales were up due to increased volume from the new facilities in Delta, Ohio, in Decatur, Alabama and at Spartan Steel. Also impacting the increase was the recovery of prior period sales missed during the General Motors strike in the first quarter of fiscal 1999 partially offset by $3.9 and $5.5 million business interruption proceeds related to the Monroe fire in fiscal 1998 and recorded in net sales for the third quarter and nine months of fiscal 1999, respectively. Operating income of $21.2 million was comparable to the same quarter of fiscal 1999. For the first nine months of fiscal 2000, operating income increased 25% to $72.4 million from $57.8 million in the comparable period of fiscal 1999. In addition to the favorable sales impact, year-to-date operating income increased over fiscal 1999 due to lower material costs. While material prices are favorable on a year-to-date basis, recent increases have started to affect the margins as is evidenced in the quarter to quarter comparison. The following table sets forth the Processed Steel Products segment's sales and operating income:



                                          Three Months Ended             Nine Months Ended
                                       -----------------------       -----------------------           % Growth Rates
                                       Feb. 29         Feb. 28        Feb. 29        Feb. 28        ----------------------
          Dollars in Millions            2000            1999           2000           1999         3 Months      9 Months
                                       -------         -------        -------        -------        --------      --------
Sales                                  $ 313.1         $ 266.9        $ 929.5        $ 809.1           17%           15%
Operating Income                        $ 21.2          $ 21.1         $ 72.4         $ 57.8            0%           25%
% of Sales                                6.8%            7.9%           7.8%           7.1%


                                  METAL FRAMING


         Metal Framing sales of $85.2 million for the third quarter of fiscal 2000 increased 11% from $77.0 million in the comparable quarter of fiscal 1999. The increase in sales was due to continued strength in the building products market, partially offset by lower selling prices. For the first nine months of fiscal 2000, sales increased 2% to $258.0 million from $253.0 million in the comparable period of fiscal 1999. The lower rate of increase for the nine-month period was primarily due to the sale of the garage door operations in November 1998. Operating income increased 184% to $10.8 million for the third quarter of fiscal 2000 from $3.8 million in the comparable quarter of fiscal 1999. For the first nine months of fiscal 2000, operating income increased 102% to $31.7 million from $15.7 million in the comparable period of fiscal 1999. The increase in sales combined with favorable raw material prices and manufacturing efficiencies were the reasons for the increased operating income. The following table sets forth the Metal Framing segment's sales and operating income:



                                          Three Months Ended             Nine Months Ended
                                       -----------------------       -----------------------           % Growth Rates
                                       Feb. 29         Feb. 28        Feb. 29        Feb. 28        ----------------------
          Dollars in Millions            2000            1999           2000           1999         3 Months      9 Months
                                       -------         -------        -------        -------        --------      --------
Sales                                   $ 85.2          $ 77.0        $ 258.0        $ 253.0           11%            2%
Operating Income                        $ 10.8           $ 3.8         $ 31.7         $ 15.7          184%          102%
% of Sales                               12.6%            4.9%          12.3%           6.2%

                               PRESSURE CYLINDERS


         Pressure Cylinders sales increased 13% to $86.6 million for the third quarter of fiscal 2000 from $76.4 million in the comparable quarter of fiscal 1999. For the first nine months of fiscal 2000, sales increased 15% to $231.1 million from $201.0 million in the comparable period of fiscal 1999. The increases were due to the recent acquisitions in Europe and to higher domestic sales volumes in the steel portables, refrigerant and helium product lines. Operating income decreased 7% to $9.4 million for the third quarter of fiscal 2000 from $10.2 million in the comparable quarter of fiscal 1999. For the first nine months of fiscal 2000, operating income decreased 2% to $24.6 million from $25.2 million in the comparable period of fiscal 1999. Lower operating margins in the acquired European operations caused by reduced demand, was the principal reason for the decline. In addition, recent raw material price increases have begun to reduce the margins. The following table sets forth the Pressure Cylinders segment's sales and operating income:



                                          Three Months Ended             Nine Months Ended
                                       -----------------------       -----------------------           % Growth Rates
                                       Feb. 29         Feb. 28        Feb. 29        Feb. 28        ----------------------
          Dollars in Millions            2000            1999           2000           1999         3 Months      9 Months
                                       -------         -------        -------        -------        --------      --------
Sales                                    $ 86.6         $ 76.4         $ 231.1        $ 201.0            13%           15%
Operating Income                          $ 9.4         $ 10.2          $ 24.6         $ 25.2            -7%           -2%
% of Sales                                10.9%          13.3%           10.6%          12.5%

                         LIQUIDITY AND CAPITAL RESOURCES


         The Company's cash and cash equivalents were $18.1 million at February 29, 2000, an increase of $10.4 million from May 31, 1999. For the first nine months of fiscal 2000, the Company generated $68.2 million in cash from operating activities representing a $23.3 million decrease from the comparable period of fiscal 1999. Compared to the prior nine months of fiscal 1999, the Company had increased net income from operations and a non-recurring $25 million dividend from WAVE which were offset by the Company's increased net working capital requirements, particularly inventory, causing a decrease in cash generated from operating activities.

         In the first nine months of fiscal 2000, the Company invested $56.9 million in capital projects, repurchased $51.2 million of the Company's common shares, paid shareholders $40.2 million in dividends and provided for the working capital requirements of the Company. These transactions were funded by the cash flow from the operations and short-term borrowings.

         Capital investments during the first nine months included amounts for expanding the Processed Steel Products segment's annealing capacity at the Decatur, Alabama plant and adding the ability to apply a dry film lubricant at the Monroe, Ohio facility. The expenditures also provided for continuing implementation of the Pressure Cylinders segment's new business information system, and for the further development of the Metal Framing segment's structural design software as well as the acquisition of a new corporate facility.

         Net working capital decreased $7.3 million from May 31, 1999 to $189.3 million on February 29, 2000. The decrease was due to an $86.4 million increase in short-term notes payable and a net reclassification of $17.7 million to current liabilities from long-term deferred taxes (related to the settlement of the DECS liability) and current deferred tax assets, partially offset by a $98.5 million increase in inventory. Accounts receivable increased over the prior year end level due mainly to increased sales in the Processed Steel Products segment. Inventories and accounts payable both increased due to the growth in the Processed Steel Products segment and the anticipation of increased sales in that segment for the next quarter.

         During the first nine months of fiscal 2000, the Company repurchased approximately 3.8 million of its common shares. Approximately 3.7 million common shares remain available for repurchase under the Board of Directors' authorization. The timing and amount of any future repurchases will be at the Company's discretion and will depend upon market conditions and the Company's operating performance and liquidity. Any repurchase will also be subject to the covenants contained in the Company's credit facilities.

         In March 1997, debt exchangeable for common stock ("DECS"), payable in Rouge stock, was issued by the Company. The DECS liability as of February 29, 2000 was $46.1 million, as compared to $52.5 million at May 31,1999, the result of a decrease in the value of the Rouge common stock.

         As planned, the Company satisfied its DECS liability on March 1, 2000 by exchanging the related shares of Rouge stock. The impact of this transaction will be to decrease net income by approximately $5.3 million in the fourth quarter of fiscal 2000.

         The Company uses short-term uncommitted lines of credit extended by various commercial banks to finance its business operations. Maturities on these borrowings typically range from one to ninety days. To ensure liquidity, the Company maintains a $300 million revolving credit facility with a group of commercial banks. The $300 million revolving credit facility includes a $190 million tranche expiring May 2003 and a $110 million, 364-day facility expiring September 2000. At February 29, 2000, there were no outstanding borrowings under the revolving credit facility.

         At February 29, 2000, the Company's total debt (excluding the DECS) was $574.0 million compared to $493.3 million at the end of fiscal 1999. Total debt to committed capital (excluding the DECS) increased to 46.2% from 41.7% at the prior fiscal year end.

         The Company's immediate borrowing capacity, in addition to cash generated from operations, should be sufficient to fund expected normal operating costs, dividends, and capital expenditures for existing businesses. While there are no specific needs at this time, the Company regularly considers long-term debt issuance an alternative depending on financial market conditions.


                               IMPACT OF YEAR 2000

         The Company continues to monitor any potential impact to its systems from the affects of computer technology using two-digit years ("Y2K"). Due to the testing and remediation of it systems performed prior to December 31, 1999, the Company has not experienced any Y2K problems as of April 13, 2000. While the Company does not believe there will be any future impact to its operations, it will continue to monitor its systems to ensure that no problems arise. No additional spending above the previously reported $21.2 million has been incurred related to Y2K.

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


PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:


      27       Financial Data Schedule


Reports on Form 8-K:


         There were no reports on Form 8-K filed during the three months ended February 29, 2000.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WORTHINGTON INDUSTRIES, INC.



Date:   April 13, 2000                   By: /s/John T. Baldwin
      ------------------                     -----------------------------
                                             John T. Baldwin
                                             Vice President & Chief Financial
                                             Officer
                                             (On behalf of the Registrant
                                             and as Principal Financial Officer)