Form 10-K405
period 2000-05-31
WORTHINGTON INDUSTRIES INC
filed 2000-08-29
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended May 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________ to _____________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

          OHIO                                        31-1189815
----------------------------------            ---------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

1205 Dearborn Drive, Columbus, Ohio                         43085
-----------------------------------            ---------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code         (614) 438-3210
                                                   -----------------------------

Securities Registered Pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered
        -------------------          -----------------------------------------

    Common Shares, Without Par Value            New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:   None
                                                            -------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based upon the closing price of the Common Shares on August 11, 2000, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of the Common Shares held by non-affiliates of the Registrant as of such date was approximately $795,320,759.

         The number of Common Shares issued and outstanding as of August 11, 2000, was 85,754,525.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2000 are incorporated by reference into Part I and
Part II of this Form 10-K. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 28, 2000 are incorporated by reference into
Part III of this Form 10-K.

                              SAFE HARBOR STATEMENT


         Statements contained in this FORM 10-K, including, without limitation, the statements incorporated by reference into "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. Such forward-looking statements include, without limitation, statements relating to future operating results, growth, stock appreciation, projected capacity levels, pricing trends, anticipated capital expenditures, plant start-ups and capabilities and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; ability to integrate recent acquisitions; inherent risks of international development, including foreign currency risks; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; general economic conditions, business environment and the impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. - BUSINESS
------------------


         Worthington Industries, Inc. is referred to herein individually as the "Registrant" or "Worthington" or, together with its subsidiaries, as the "Company". Founded in 1955, the Company is a diversified steel processor that focuses on steel processing and metals-related businesses. It operates 40 facilities worldwide and its corporate headquarters are located at 1205 Dearborn Drive, Columbus, Ohio 43085. The Company also holds equity positions in seven joint ventures, which operate 15 facilities worldwide.


         For the fiscal year ended May 31, 2000 ("fiscal 2000"), the Company's operations are reported principally in three business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. The Processed Steel Products segment includes The Worthington Steel Company business unit and The Gerstenslager Company business unit. The Metal Framing segment is made up of Dietrich Industries, Inc. and the Pressure Cylinders segment consists of Worthington Cylinder Corporation. In addition, the Company holds an equity position in seven joint ventures as described below. During the fiscal year ended May 31, 1999 ("fiscal 1999") in keeping with its strategy to focus on steel processing and metals-related businesses, the Company divested its Worthington Custom Plastics, Inc., Worthington Precision Metals, Inc. and Buckeye Steel Castings Company operations. The divested operations, which previously made up the Company's Custom Products and Cast Products segments, have been reported as discontinued operations for fiscal 1999 and prior thereto.


         During fiscal 1999, Worthington reincorporated from the State of Delaware into the State of Ohio. On October 13, 1998, Worthington Industries, Inc., a Delaware corporation ("Worthington Delaware"), was merged (the "Merger") with and into Worthington, an Ohio corporation and, at the time, a wholly-owned subsidiary of Worthington Delaware. Each share of common stock, par value $0.01 per share, of Worthington Delaware was converted into one common share, without par value, of Worthington. By virtue of the Merger, Worthington succeeded to all the business, properties, assets and liabilities of Worthington Delaware and the directors, officers and employees of Worthington Delaware became directors, officers and employees of Worthington.


PROCESSED STEEL PRODUCTS
------------------------


         The Processed Steel Products segment consists of two business units, The Worthington Steel Company ("Worthington Steel") and The Gerstenslager Company ("Gerstenslager"). For fiscal 2000, fiscal 1999, and the fiscal year ended May 31, 1998 ("fiscal 1998"), the percentage of the Company's sales from continuing operations generated by the Processed Steel Products segment was 65.6%, 63.2% and 64.6%, respectively.


         Both Worthington Steel and Gerstenslager are intermediate processors of flat-rolled steel. Worthington Steel occupies a niche in the steel industry by focusing on specialized products requiring exact specifications, which typically cannot be supplied as efficiently by steel mills, metal service centers or steel end users. The Company believes that Worthington Steel is the largest independent flat rolled steel processor in the United States. Gerstenslager is a leading independent supplier of Class A exterior body panels to the North American automotive original equipment and service part markets.


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

         The Company buys coils of wide, open-tolerance steel from major integrated steel mills and mini-mills and processes it to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. The Company's computer-aided processing capabilities include among others: pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel; slitting, which cuts steel to specific widths; cutting-to-length, which flattens the steel and cuts it to exact lengths; roller leveling, a method of applying pressure to achieve precise flatness tolerances for steel which is cut into exact lengths; cold reduction, which achieves close tolerances of thickness and temper by rolling; edge rolling, which conditions the edges of the steel by imparting round, smooth or knurled edges; configured blanking, through which steel is cut into specific shapes; painting; hot dipped galvanizing, which coats the steel with zinc and zinc alloys through a hot dipped process; nickel and zinc/nickel plating, which coats the steel with zinc or zinc and nickel using an electronic process; and annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel. The Company also stamps, assembles, primes and packages exterior automotive body panels. In addition, the Company "toll processes" steel for steel mills and large end users. Toll processing is similar to the Company's normal steel processing, except the mill or end user retains the title to the steel and has the responsibility for selling the end product. Toll processing enables the Company to participate in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.


         The Processed Steel Products Industry is fragmented and highly competitive. The Company competes with many other independent intermediate processors and, with respect to automotive stamping, captive processors owned by the automotive companies, independent tier one suppliers of current model components and a number of smaller competitors. The Company believes it is unique in its ability to handle a very large number of low volume aftermarket automotive body parts, managing over 3,000 die sets for component parts on past and current automobile and truck production models. Despite the competitive nature of the processed steel products industry, the Company knows of no other intermediate processor offering the same type and extent of technical service support provided by the Company relating to material testing and application of material to the particular needs of customers. See "Item 1 - Business - Technical Services." The Company is unable to gauge, however, the extent to which its technical service capability has improved its competitive position.

METAL FRAMING
-------------


         The Metal Framing segment consists of one business unit, Dietrich Industries, Inc. ("Dietrich"), which is the largest supplier of metal framing products for the commercial and residential construction markets in the United States. For fiscal 2000, fiscal 1999 and fiscal 1998, the percentage of the Company's sales from continuing operations generated by Dietrich was 17.9%, 19.1%, and 20.7%, respectively. Dietrich's products include steel studs, floor and wall system components, roof trusses and other metal accessory products. Dietrich has over 2,000 customers, primarily consisting of building products distributors, commercial and residential contractors, and gypsum producers.

         The Company believes that Dietrich is the only national supplier of metal framing products and supplies approximately 36% of the metal framing products sold in the United States. It has five large regional competitors and numerous small, more localized competitors. Dietrich operates 18 facilities in thirteen states.


PRESSURE CYLINDERS
------------------

         The Pressure Cylinders segment consists of one business unit, Worthington Cylinder Corporation ("Worthington Cylinders"). For fiscal 2000, fiscal 1999 and fiscal 1998, the percentage of the Company's sales from continuing operations generated by Worthington Cylinders was 16.2%, 17.3%, and 13.8%, respectively.


         During fiscal 1999, the Company expanded its Pressure Cylinders segment by acquiring the cylinder operations of Jos. Heiser vormals J. Winter's Sohn, GmbH ("Worthington Austria"), based in Kienberg, Austria, in June 1998; certain assets of Metalurgica Progresso de Vale de Cambra, Lda. ("Worthington Portugal"), based in Vale de Cambra, Portugal, in May 1999; and a majority interest in Gastec spol. s.r.o. ("Worthington Czech"), based in Hustopece, Czech Republic, in February 1999.


         Worthington Cylinders is the nation's largest producer of portable low-pressure liquid propane and refrigerant gas cylinders, and is a global leader in the production of portable high-pressure cylinders. Worthington Cylinders' primary low-pressure cylinder products are steel cylinders with refrigerant gas capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with liquid propane gas capacities of 4-1/4 to 420 lbs. The Company produces low-pressure cylinders in accordance with U. S. Department of Transportation safety requirements as well as various International requirements and standards. Low-pressure cylinders are produced by precision stamping, drawing and welding of component parts to customer specifications. They are then tested, painted and packaged as required.


         The Company's refrigerant gas cylinders are used primarily by major refrigerant gas producers to contain refrigerant gases for use in charging residential, commercial, automotive and other air conditioning and refrigeration systems. Reusable steel and aluminum liquid propane gas cylinders are sold to manufacturers and distributors of barbecue grills and propane, mass merchandisers and manufacturers and users of material handling, heating, cooking and camping equipment. The Company manufactures other low-pressure cylinder products, including recapture and recycling tanks for refrigerant gases, helium tanks, and cylinders to hold other gases.

         Worthington Cylinders' high-pressure cylinders are manufactured by several processes, including deep drawing, billet piercing and spinning. They are sold primarily to gas suppliers and fillers as containers for acetylene, medical, industrial, halon, electronics, cutting and welding gases.

         While a large percentage of cylinder sales are made to major accounts, Worthington Cylinders has over 3,000 customers. It operates nine wholly-owned manufacturing operations throughout the United States, Austria, Canada and Portugal; and two joint venture facilities, Worthington S.A. in Itu, Brazil and Worthington Czech.


         The Company has two principal domestic competitors in its major low-pressure cylinder markets, as to which management believes the Company has the largest domestic market share. The Company also has two principal domestic competitors in its high-pressure cylinder markets, both of which have a larger domestic market share than the Company. The Company believes that Worthington Austria has the largest share of the European industrial gas cylinder market. However, the Company otherwise has no reliable information with respect to the size of any of its various product markets or its relative position therein.


SEGMENT DATA
------------


         For financial information about the Company's segments, see "Note H - Industry Segment Data" of the Company's Notes to Consolidated Financial Statements included in Worthington's 2000 Annual Report to Shareholders, which is incorporated herein by reference.


CUSTOMERS
---------


         During fiscal 2000, the Company's Processed Steel Products, Metal Framing and Pressure Cylinders segments served over 1,000, 2,000 and 3,000 customers, respectively. The Company's customers are located primarily in the United States, Canada and Europe and operate in a variety of industries, including without limitation, the automotive, automotive supply, appliance, electrical, building products distribution, communications, commercial and residential construction, office furniture and equipment, agricultural, machinery and leisure industries. See "Item 1 - Business - Processed Steel Products," "--Metal Framing," and "--Pressure Cylinders" for a discussion regarding customers within the Company's segments. The Company has no single customer that accounts for over 10% of the Company's consolidated net sales.

SUPPLIERS
---------


         In fiscal 2000, the Company purchased in excess of three million tons of steel for use as raw material for its Processed Steel Products, Pressure Cylinders and Metal Framing segments. It purchases steel in large quantities at regular intervals from major primary producers, both domestically and globally. The Company primarily purchases and supplies steel based on the specific orders of customers and does not typically purchase steel for inventory. The Company purchases the majority of its raw materials in the open market at prevailing market prices, but, occasionally, will enter into long-term fixed-price contracts. During fiscal 2000, the Company's major suppliers of steel were Bethlehem Steel Corporation, Inland Steel Company, LTV Steel Corporation, NorthStar BHP Steel, Rouge Industries, Inc., TRICO Steel, USX Corporation and WCI Steel, Inc. In addition, the Company's primary aluminum suppliers in fiscal 2000 for its Pressure Cylinders segment were Alcoa, Inc. and Specialty Blanks Incorporated. Management believes that its supplier relationships are good.


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


EMPLOYEES
---------


         As of May 31, 2000, the Company employed approximately 8,000 employees in its operations, excluding unconsolidated joint ventures. Approximately 20% of the Company's labor force is covered by collective bargaining agreements. The Company believes that it has good relationships with its employees.


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


         TWB Company, L.L.C., a 33%-owned joint venture with Thyssen Krupp, Rouge Steel, LTV Steel and Bethlehem Steel produces laser-welded tailored blanks which the North American automotive industry uses in the production of products such as door inner panels, frame rails, and body side frames. TWB's two facilities are located in Monroe, Michigan and Saltillo, Mexico.


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


         Spartan Steel Coating, L.L.C., a 52%-owned consolidated joint venture with Rouge Steel Company, operates a cold rolled hot dipped galvanizing facility in Monroe, Michigan.

         Worthington S.A., a 52%-owned consolidated joint venture with three Brazilian propane producers, operates a cylinder manufacturing facility in Itu, Brazil.


         See "Note J - Investment in Unconsolidated Affiliates" of the Company's Notes to Consolidated Financial Statements included in Worthington's 2000 Annual Report to Shareholders for additional information on the Company's unconsolidated joint ventures.


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


ITEM 2. - PROPERTIES
--------------------


         The Company's corporate offices are located in Columbus, Ohio. Its principal properties consist of 40 manufacturing facilities, excluding those of unconsolidated joint ventures. These facilities are well maintained and in good operating condition. The Company's manufacturing facilities contain in excess of 9,000,000 sq. ft. in the aggregate and are adequate to meet the Company's present needs.


         The locations of these facilities, as well as the Company's joint ventures, are set forth on page 33 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.


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


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------


         None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------


         The following table lists the names, positions held, and ages of all executive officers of the Registrant:

                                                                                                      PRESENT OFFICE HELD
       NAME                          AGE      POSITIONS WITH THE REGISTRANT                                  SINCE
       ----                          ---      -----------------------------                                  -----
John H. McConnell                    77       Chairman Emeritus & Founder                                     1996
John P. McConnell                    46       Chairman & Chief Executive Officer                              1996
John S. Christie                     50       President & Chief Operating Officer                             1999
Edward A. Ferkany                    63       Executive Vice President                                        1998
John T. Baldwin                      43       Vice President & Chief Financial Officer                        1998
Dale T. Brinkman                     47       Vice President-Administration, General Counsel &                1998
                                              Assistant Secretary
Ralph V. Roberts                     53       President, The Worthington Steel Company                        1998
Mark H. Stier                        53       Vice President-Human Resources                                  1997
Richard G. Welch                     42       Controller                                                      2000
Gregory P. Youngblood                41       Treasurer                                                       1999

         John H. McConnell founded Worthington in 1955 and served as its Chief Executive Officer and Chairman of the Board of Directors until May 1993. Mr. McConnell retired from the position of Chief Executive Officer in May 1993 and as Chairman of the Board in September 1996, when he assumed the role of Chairman Emeritus and Founder. John H. McConnell is John P. McConnell's father.


         John P. McConnell has served as Worthington's Chief Executive Officer since June 1993 and Chairman of the Board of Directors since September 1996. Mr. McConnell has served as a Director continuously since 1990 and as Vice Chairman of Worthington from 1992 through 1996. John P. McConnell is John H. McConnell's son.


         John S. Christie has served as President and Chief Operating Officer of Worthington since June 1999. Prior to that time, Mr. Christie served as President of JMAC, Inc., a private investment company, from 1995 through 1999. From 1988 through 1995, Mr. Christie served as Senior Vice President, Corporate Development for Battelle Memorial Institute, a non-profit research and development institute.


         Edward A. Ferkany has served as Executive Vice President of Worthington since June 1998. Prior to that time, Mr. Ferkany served as Group Vice President-Processed Steel for Worthington from 1985 through 1998.

         John T. Baldwin has served as Vice President and Chief Financial Officer of Worthington since December 1998. Prior to that time, Mr. Baldwin served as Worthington's Treasurer since September 1997. Before joining Worthington, Mr. Baldwin served as Assistant Treasurer of Tenneco, Inc. from 1994 through September 1997.


         Dale T. Brinkman has served as Vice President-Administration, General Counsel and Assistant Secretary of Worthington since December 1998. Prior to that time, Mr. Brinkman served as Worthington's General Counsel and Assistant Secretary from 1982 through 1998.


         Ralph V. Roberts has served as President, The Worthington Steel Company since June 1998. Prior to that time, Mr. Roberts served as Worthington's Vice President-Corporate Development from June 1997 through May 1998, and as President of Worthington's WAVE joint venture from its formation in June 1992 through June 1997.


         Mark H. Stier has served as Vice President-Human Resources of Worthington since August 1997. Prior to that time, Mr. Stier served for more than ten years as General Manager of Worthington's steel processing facility in Porter, Indiana.


         Richard G. Welch has served as Controller of Worthington since March 2000 and, prior thereto, as Assistant Controller since September 1999. Prior to that time, Mr. Welch served in various accounting and financial reporting capacities with Time Warner Cable, a distributor of cable programming, including as Assistant Controller from March 1999 through September 1999 and as an accounting director from September 1990 through March 1999.


         Gregory P. Youngblood has served as Treasurer since he joined Worthington in January 1999. Prior thereto, Mr. Youngblood served in various treasury capacities, including as Assistant Treasurer, for Cardinal Health, Inc., a healthcare products company from October 1995 through January 1999. Prior to October 1995, Mr. Youngblood served in various capacities for Lyondell Petrochemical Co., a chemical company, including Treasury Management Consultant, from 1994 through 1995.


         Executive officers serve at the pleasure of the directors. John H. McConnell is the father of John P. McConnell. There are no other family relationships among the executive officers or directors of the Registrant. No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an executive officer.

                                     PART II


ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-------------------------------------------------------------------------------


         The information called for by this Item 5 is incorporated herein by reference to the information set forth under the caption "Stock Trading, Price and Dividend Information" on page 3 of the Worthington Industries, Inc. 2000 Annual Report to Shareholders (the "2000 Annual Report").


ITEM 6. - SELECTED FINANCIAL DATA
---------------------------------


         The information called for by this Item 6 is incorporated herein by reference to the information set forth under the caption "Six Year Selected Financial Data" on page 4 of the 2000 Annual Report.


ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------


         The information called for by this Item 7 is incorporated herein by reference to the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 11 of the 2000 Annual Report and should be read in conjunction with the information incorporated by reference into Item 8 of this Form 10-K.


ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------


         The information called for by this Item 7A is incorporated herein by reference to the information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 11 of the 2000 Annual Report.


ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------


         The following Consolidated Financial Statements of Worthington Industries, Inc. and Subsidiaries, Notes to Consolidated Financial Statements and Report of Independent Auditors, set forth on pages 12 through 17, 18 through 30 and 32, respectively, of the 2000 Annual Report are incorporated herein by reference:

         Consolidated Balance Sheets--May 31, 2000 and 1999
         Consolidated Statements of Earnings--Years ended May 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity--Years ended May 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows--Years ended May 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

         Report of Independent Auditors


ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

         None.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 10 with respect to the identification of directors is incorporated herein by reference to the material under the heading "PROPOSAL 1: ELECTION OF DIRECTORS" contained on pages 3 through 7 of the Worthington Industries, Inc. definitive Proxy Statement (the "Proxy Statement") for the 2000 Annual Meeting of Shareholders to be held on September 28, 2000. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the heading "Executive Officers of the Company." No disclosure is required to be made under Item 405 of Regulation S-K.


ITEM 11. - EXECUTIVE COMPENSATION
---------------------------------

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 is incorporated herein by reference to the information contained in the Proxy Statement under the headings "PROPOSAL 1:
ELECTION OF DIRECTORS --Compensation of Directors" on page 6, "EXECUTIVE COMPENSATION -- Summary of Cash and Other Compensation" on page 12, "--Option Grants" on page 14, "--Option Exercises and Holdings" on page 15, and "--Long-Term Incentive Plan Awards" on page 15.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 12 is incorporated herein by reference to the material contained in the Proxy Statement under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF - Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 and "PROPOSAL 1: ELECTION OF DIRECTORS" contained on pages 3 through 7.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 13 is incorporated herein by reference to the biographical information for John H. McConnell and John P. McConnell under the heading "PROPOSAL 1: ELECTION OF DIRECTORS" both contained on pages 4 and 5 of the Proxy Statement.


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


(b)      No reports on Form 8-K were filed during the last quarter of fiscal
         2000.


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


                                       WORTHINGTON INDUSTRIES, INC.

Date:  August 29, 2000                 By:    /s/John P. McConnell
                                          --------------------------
                                              John P. McConnell
                                              Chairman & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



       SIGNATURE                    DATE                      TITLE
       ---------                    ----                      -----


/s/John P. McConnell           August 29, 2000       Director, Chairman &
---------------------------                          Chief Executive Officer
John P. McConnell

            *                           *            Director, Chairman Emeritus
---------------------------                          & Founder
John H. McConnell

            *                           *            Director, President &
---------------------------                          Chief Operating Officer
John S. Christie

s/John T. Baldwin              August 29, 2000       Vice President & Chief
---------------------------                          Financial Officer
John T. Baldwin

            *                           *            Director, Secretary
---------------------------
Charles D. Minor

            *                           *            Director
---------------------------
John B. Blystone

            *                           *            Director
---------------------------
Charles R. Carson

            *                           *            Director
---------------------------
William S. Dietrich, II

            *                           *            Director
---------------------------
Michael J. Endres

            *                           *            Director
---------------------------
John F. Havens

            *                           *            Director
---------------------------
Peter Karmanos, Jr.

            *                           *            Director
---------------------------
Robert B. McCurry

            *                           *            Director
---------------------------
Gerald B. Mitchell

            *                           *            Director
---------------------------
Mary Fackler Schiavo


*By: /s/John P. McConnell                            Date:  August 29, 2000
    --------------------------------                      -----------------
     John P. McConnell
     Attorney-In-Fact

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14 (a) (1) AND (2) AND ITEM 14 (d)
                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following Consolidated Financial Statements of Worthington Industries, Inc., and Subsidiaries, Notes to Consolidated Financial Statements and Report of Independent Auditors, set forth on pages 12 through 17, 18 through 30 and page 32, respectively, of Worthington Industries, Inc.'s 2000 Annual Report to Shareholders, are incorporated by reference in Item 8:

Consolidated Balance Sheets -- May 31, 2000 and 1999

Consolidated Statements of Earnings -- Years ended May 31, 2000, 1999 and 1998

Consolidated Statements of Shareholders' Equity -- Years ended May 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows -- Years ended May 31, 2000, 1999 and 1998

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

                 COL. A              COL.B                        COL.C                            COL.D                 COL.E
------------------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                 -------------------------------------------
                                      Balance                                                                         Balance at
               DESCRIPTION        at Beginning    Charged to Costs      Charged to Other         Deductions             End of
                                   of Period       and Expenses       Accounts - Describe        -Describe              Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended May 31, 2000:

  Deducted from asset accounts:

    Allowance for possible
      losses on trade accounts
      receivable                    $4,209,000        $1,842,000            $ (409,000)(A)        $1,763,000 (B)        $3,879,000
                                 ==============  ================    ==================     =================    ==================



Year Ended May 31, 1999:

  Deducted from asset accounts:                                              $ 141,000 (C)
                                                                              (269,000)(D)
    Allowance for possible                                                     307,000 (A)
      losses on trade accounts                                       ------------------
      receivable                    $4,130,000          $291,000             $ 179,000              $391,000 (B)        $4,209,000
                                 ==============  ================    ==================     =================    ==================



Year Ended May 31, 1998:

  Deducted from asset accounts:

    Allowance for possible
      losses on trade accounts
      receivable                    $3,900,000        $1,099,000                    $0              $869,000 (B)        $4,130,000
                                 ==============  ================    ==================     =================    ==================



Note A - Miscellaneous amounts.
Note B - Uncollectible  accounts charged to the allowance.
Note C - Amount from Heiser acquisition.
Note D - Amount from discontinued operations.

                                INDEX TO EXHIBITS


   Exhibit                    Description                                      Location
--------------- ----------------------------------------- ---------------------------------------------------
2               Agreement of Merger, dated as of August   Incorporated herein by reference to Exhibit 2 of
                20, 1998, between Worthington             the Registrant's Quarterly Report on Form 10-Q
                Industries, Inc., the Delaware            for the quarter ended August 31, 1998
                corporation, and Worthington
                Industries, Inc., the Ohio corporation.

3(a)            Amended Articles of Incorporation of      Incorporated herein by reference to Exhibit 3(a)
                Worthington Industries, Inc.              of the Registrant's Quarterly Report on Form 10-Q
                                                          for the quarter ended August 31, 1998

3(b)            Code of Regulations of Worthington        Incorporated by reference to Exhibit 3(b) of the
                Industries, Inc.                          Registrant's Quarterly Report on Form 10-Q for
                                                          the quarter ended August 31, 1998

4(a)            Form of Indenture dated as of May 15,     Incorporated herein by reference to Exhibit 4(a)
                1996 between Worthington Industries,      of the Registrant's Annual Report on Form 10-K
                Inc. and PNC Bank, Ohio, National         for fiscal year ended May 31, 1997
                Association, as Trustee, relating to up
                to $450,000,000 of debt securities

4(b)            Form of 7-1/8% Notes due 2006             Incorporated herein by reference to Exhibit 4(b)
                                                          of the Registrant's Annual Report on Form 10-K
                                                          for fiscal year ended May 31, 1997

4(c)            First Supplemental Indenture, dated as    Incorporated herein by reference to Exhibit 4(c)
                of February 27, 1997 between              of the Registrant's Annual Report on Form 10-K
                Worthington Industries, Inc. and PNC      for fiscal year ended May 31, 1997
                Bank, Ohio, National Association, as
                Trustee

4(d)            Form of 7-1/4% Exchangeable Note Due      Incorporated herein by reference to Exhibit 4(d)
                March 1, 2000                             of the Registrant's Annual Report on Form 10-K
                                                          for fiscal year ended May 31, 1997

4(e)(i)         Second Amended and Restated Loan          Incorporated herein by referenced to Exhibit 4(e)
                Agreement, dated as of October 14,        of the Registrant's Annual Report on Form 10-K
                1998, between Worthington Industries,     for fiscal year ended May 31, 1999
                Inc., The Bank of Nova Scotia, PNC
                Bank, National Association,
                NationsBank, N.A., Wachovia Bank of
                Georgia, N.A., NBD Bank, Bank One, N.A.
                and National City Bank

4(e)(ii)        Amendment to Second Amended and           Incorporated herein by reference to Exhibit (4)
                Restated Loan Agreement, dated as of      of the Registrant's Quarterly Report on Form 10-Q
                August 13, 1999 between Worthington       for fiscal quarter ended August 31, 2000
                Industries, Inc., The Bank of Nova
                Scotia, PNC Bank, National Association
                Bank of America, N.A., Wachovia Bank,
                N.A., Bank One, Michigan, Bank One,
                N.A. and National City Bank

4(f)            Form of 6.7% Notes due 2009               Incorporated herein by reference to Exhibit 4(f)
                                                          of the Registrant's Annual Report on Form 10-K
                                                          for the fiscal year ended May 31, 1998.

4(g)            Second Supplemental Indenture, dated as   Incorporated herein by reference to Exhibit 4(g)
                of December 12,1997, between              of the Registrant's Annual Report on Form 10-K
                Worthington Industries, Inc. and PNC      for the fiscal year ended May 31, 1998
                Bank, Ohio, National Association, as
                Trustee

4(h)            Third Supplemental Indenture, dated       Incorporated herein by reference to Exhibit  4(h)
                as of October 13, 1998, between           of the Registrant's Annual Report on Form 10-K
                Worthington Industries, Inc., a           for fiscal year ended May 31, 1999
                Delaware corporation, Worthington
                Industries, Inc., an Ohio corporation,
                and PNC Bank, National Association

4(i)            Assignment and Assumption Agreement,      Incorporated herein by referenced to Exhibit 4(i)
                dated as of October 14, 1998, between     of the Registrant's Annual Report on Form 10-K
                Worthington Industries, Inc., a           for fiscal year ended May 31, 1999
                Delaware corporation, Worthington
                Industries, Inc., an Ohio corporation,
                The Bank of Nova Scotia and PNC Bank,
                Ohio, National Association, as Agents.

4(j)            Agreement to furnish instruments          Filed herewith
                defining rights of holders of long-term
                debt

10(a)           Amended 1980 Stock Option Plan, as        Incorporated herein by reference to Annex B to
                amended*                                  the Prospectus filed as part of Post-Effective
                                                          Amendment No. 1 to the Registrant's Registration
                                                          Statement on Form S-8 (Registration No. 2-80094)

10(b)           1990 Stock Option Plan, as amended*       Incorporated herein by reference to Exhibit 10(b)
                                                          of the Registrant's Annual Report on Form 10-K
                                                          for the fiscal year ended May 31, 1999

10(c)           Executive Deferred Compensation Plan,     Filed herewith
                as Amended and Restated

10(d)           Deferred Compensation Plan for            Filed herewith
                Directors, As Amended and Restated

10(e)           1997 Long-Term Incentive Plan*            Incorporated herein by reference to Exhibit 10(e)
                                                          of the Registrant's Annual Report on Form 10-K
                                                          for the fiscal year ended May 31, 1997

10(f)           Non-Qualified Deferred Compensation       Filed herewith
                Plan*

13              2000 Annual Report to Shareholders        Not deemed to be filed except for portions of
                                                          which are specifically incorporated by reference
                                                          in this Annual Report on Form 10-K

21              Subsidiaries of the Registrant            Filed herewith

23              Consent of Ernst & Young LLP              Filed herewith

24              Powers of Attorney                        Filed herewith

27              Financial Data Schedule                   Filed herewith

                *Management Compensation Plan