Form 10-Q
period 2000-08-31
WORTHINGTON INDUSTRIES INC
filed 2000-10-16
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _____________

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                         31-1189815
------------------------------------------   -----------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

  1205 Dearborn Drive, Columbus, Ohio                        43085
------------------------------------------   -----------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (614) 438-3210
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

         As of September 30, 2000, 85,754,525 of the Registrant's common shares, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                Condensed Consolidated Balance Sheets -
                August 31, 2000 and May 31, 2000..............................3

                Condensed Consolidated Statements of Earnings -
                Three Months Ended August 31, 2000 and 1999 ..................5

                Condensed Consolidated Statements of Cash Flows -
                Three Months Ended August 31, 2000 and 1999 ..................6

                Notes to Condensed Consolidated Financial Statements..........7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................9


PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................14


SIGNATURES...................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                        August 31,                  May 31,
                                                          2000                       2000
                                                       ----------                 ----------
                                                       (Unaudited)                 (Audited)

CURRENT ASSETS
  Cash and cash equivalents                            $      240                 $      538
  Accounts receivable, net                                272,028                    301,175
  Inventories
    Raw materials                                         158,548                    144,903
    Work in process                                        74,194                     81,632
    Finished products                                      68,404                     64,669
                                                       ----------                 ----------
      Total Inventories                                   301,146                    291,204

  Other current assets                                     30,578                     31,312
                                                       ----------                 ----------

    TOTAL CURRENT ASSETS                                  603,992                    624,229

Property, plant and equipment                           1,196,871                  1,180,622
Less accumulated depreciation                             333,856                    318,110
                                                       ----------                 ----------
    Property, plant and equipment, net                    863,015                    862,512

Other Assets                                              191,564                    187,132
                                                       ----------                 ----------

TOTAL ASSETS                                           $1,658,571                 $1,673,873
                                                       ==========                 ==========


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       August 31,                May 31,
                                                                                          2000                     2000
                                                                                    ---------------           --------------
                                                                                      (Unaudited)                (Audited)

CURRENT LIABILITIES
  Accounts payable                                                                   $  160,752                  $  157,998
  Notes payable                                                                         173,517                     160,194
  Current maturities of long-term debt                                                    2,546                       2,688
  Other current liabilities                                                              79,033                     112,390
                                                                                     ----------                  ----------

    TOTAL CURRENT LIABILITIES                                                           415,848                     433,270

Long-Term Debt                                                                          361,721                     362,190
Other Liabilities                                                                        79,410                      79,117
Deferred Income Taxes                                                                   129,619                     125,942

Shareholders' Equity                                                                    671,973                     673,354
                                                                                     ----------                  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $1,658,571                  $1,673,873
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

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Thousands, Except Per Share)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                   August 31,
                                                                                      --------------------------------------
                                                                                           2000                     1999
                                                                                      -------------            -------------

Net sales                                                                               $ 484,224                 $ 462,911
Cost of goods sold                                                                        420,346                   379,736
                                                                                        ---------                 ---------
      GROSS MARGIN                                                                         63,878                    83,175
Selling, general & administrative expense                                                  41,991                    41,879
                                                                                        ---------                 ---------
      OPERATING INCOME                                                                     21,887                    41,296
Other income (expense):
  Miscellaneous income                                                                         83                       962
  Interest expense                                                                         (9,357)                  (10,215)
  Equity in net income of unconsolidated affiliates                                         7,036                     6,770
                                                                                        ---------                 ---------
      EARNINGS BEFORE INCOME TAXES                                                         19,649                    38,813
Income taxes                                                                                7,172                    14,555
                                                                                        ---------                 ---------

      NET EARNINGS                                                                      $  12,477                 $  24,258
                                                                                        =========                 =========

AVERAGE COMMON SHARES OUTSTANDING - DILUTED                                                85,755                    89,953

                                                                                        ---------                 ---------
EARNINGS PER COMMON SHARE - BASIC & DILUTED                                             $    0.15                 $    0.27
                                                                                        =========                 =========

CASH DIVIDENDS DECLARED PER COMMON SHARE                                                $    0.16                 $    0.15
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

                          WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     August 31,
                                                                                      -------------------------------------
                                                                                            2000                   1999
                                                                                      --------------         --------------
OPERATING ACTIVITIES
  Net Earnings                                                                          $ 12,477                  $ 24,258
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                                                       17,843                    17,251
      Other adjustments                                                                   (1,068)                     (864)
      Changes in current assets and liabilities                                           (8,512)                   21,535
                                                                                        --------                  --------
      Net Cash Provided By Operating Activities                                           20,740                    62,180

INVESTING ACTIVITIES
  Investment in property, plant and equipment, net                                       (18,165)                  (13,914)
  Proceeds from sale of assets                                                               221                       523
                                                                                        --------                  --------
      Net Cash Used By Investing Activities                                              (17,944)                  (13,391)

FINANCING ACTIVITIES
  Proceeds from (payments on) short-term borrowings                                       13,323                   (20,368)
  Proceeds from long-term debt                                                               482                        86
  Principal payments on long-term debt                                                    (1,001)                   (3,798)
  Repurchase of common shares                                                               (737)                  (11,597)
  Dividends paid                                                                         (13,721)                  (13,492)
  Other                                                                                   (1,440)                     (207)
                                                                                        --------                  --------
      Net Cash Used By Financing Activities                                               (3,094)                  (49,376)
                                                                                        --------                  --------

Decrease in cash and cash equivalents                                                       (298)                     (587)
Cash and cash equivalents at beginning of period                                             538                     7,641
                                                                                        --------                  --------

Cash and cash equivalents at end of period                                              $    240                  $  7,054
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

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Worthington Industries, Inc. 2000 Annual Report to Shareholders and incorporated by reference in the Form 10-K for the fiscal year ended May 31, 2000 of Worthington Industries, Inc.

NOTE B - INDUSTRY SEGMENT DATA

                                          Three Months Ended
                                              August 31,
                                     --------------------------------
($000)                                    2000              1999
                                     -------------     --------------
NET SALES:
  Processed Steel Products              $ 318,113         $ 300,404
  Metal Framing                            95,010            88,487
  Pressure Cylinders                       69,976            73,040
  Other                                     1,125               980
                                        ---------         ---------
                                        $ 484,224         $ 462,911
                                        =========         =========

OPERATING INCOME:
  Processed Steel Products              $   9,364         $  23,761
  Metal Framing                             9,027            10,602
  Pressure Cylinders                        5,313             8,202
  Other                                    (1,817)           (1,269)
                                        ---------         ---------
                                        $  21,887         $  41,296
                                        =========         =========

NOTE C - COMPREHENSIVE INCOME

         Total comprehensive income was $12,340 and $22,398 for the three months ended August 31, 2000 and 1999, respectively.

NOTE D - SUBSEQUENT EVENT

         On October 13, 2000, Worthington Techs, L.P., a subsidiary of Worthington Industries, Inc., signed an agreement to acquire substantially all of the net assets of MetalTech, NexTech and GalvTech (collectively "the Techs") for $260 million in cash. The acquisition is expected to close during the second fiscal quarter of Worthington Industries, Inc. Under the terms of the agreement, the purchase price may increase by up to $60 million over a three-year period following the closing, depending upon capacity utilization and certain market conditions. The cash purchase price is also subject to adjustment based upon certain changes in working capital. The transaction is contingent upon obtaining financing satisfactory to the Company and other typical closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements contained in this Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission (the SEC), including, without limitation, the Management's Discussion and Analysis that follows, constitute "forward-looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. Such forward-looking statements include, without limitation, statements relating to future operating results, growth, stock appreciation, projected capacity levels, pricing trends, anticipated capital expenditures, plant start-ups and capabilities and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; ability to integrate recent acquisitions; inherent risks of international development, including foreign currency risks; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; general economic conditions, business environment and the impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the SEC.

                                    OVERVIEW

         Worthington Industries, Inc. is a diversified steel processor that focuses on value-added steel processing and metals-related businesses. We operate 40 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in seven joint ventures, which operate 15 facilities worldwide.

                             RESULTS FROM OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements included elsewhere in this report. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2000, includes additional information about Worthington, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

         For the first quarter ended August 31, 2000 (the "first quarter") of the fiscal year ending May 31, 2001 ("fiscal 2001"), net sales increased 5% to $484.2 million, up $21.3 million from the comparable quarter of the fiscal year ended May 31, 2000 ("fiscal 2000"). The overall increase in net sales was due to volume growth within the Processed Steel Products and Metal Framing segments partially offset by lower volume in the Pressure Cylinders segment. The following provides further information on net sales by segment:

         - Processed Steel Products. Net sales increased 6% to $318.1 million for the first quarter of fiscal 2001 from $300.4 million in the comparable quarter of fiscal 2000. Net sales were up due to increased volume at the Decatur, Alabama facility where our recently completed annealing expansion is allowing us to ship additional tons and at our Monroe, Ohio facility where our dry-lube line started to make a significant contribution. Volume increases from these newer facilities helped offset a 19% decline in our toll processing volume.

         - Metal Framing. Net sales of $95.0 million for the first quarter of fiscal 2001 increased 7% from $88.5 million in the comparable quarter of fiscal 2000. The increase in net sales was due to increased volume particularly in the building products line of business partially offset by lower selling prices resulting from competitive pressures.

         - Pressure Cylinders. Net sales decreased 4% to $70.0 million for the first quarter of fiscal 2001 from $73.0 million in the comparable quarter of fiscal 2000. The decrease was due to reduced demand and increased competition in the European market and lower domestic sales volume in the refrigerant products line of business resulting from the unusually cool summer season.

         Gross margin on sales decreased to 13.2% for the first quarter of fiscal 2001 from 18.0% in the comparable quarter of fiscal 2000. The majority of the decrease occurred in the Processed Steel Products segment because of the inability to pass along the cost of higher priced steel in a declining market as well as lower toll processing volumes.

         For the first quarter of fiscal 2001, selling, general and administrative ("SG&A") costs of $42.0 million were virtually unchanged from the comparable quarter of fiscal 2000. Expenditures on Y2K in fiscal 2000 were replaced by higher health care costs and spending on systems initiatives in fiscal 2001.

         Operating income decreased 47% to $21.9 million for the first quarter of fiscal 2001 from $41.3 million in the comparable quarter of fiscal 2000. The operating income decline resulted mostly from lower gross margins in the Processed Steel Products segment, higher raw material costs in the Metal Framing segment and reduced demand in certain Pressure Cylinders' markets. The following provides further information on operating income by segment:

         - Processed Steel Products. Operating income decreased 61% to $9.4 million for the first quarter of fiscal 2001 from $23.8 million in the comparable quarter of fiscal 2000. The inability to pass along the cost of higher priced steel in a rapidly declining market as well as lower toll processing volumes were the main reasons for the decrease.

         - Metal Framing. Operating income decreased 15% to $9.0 million for the first quarter of fiscal 2001 from $10.6 million in the comparable quarter of fiscal 2000. The increase in net sales was more than offset by unfavorable raw material prices resulting in decreased operating income.

         - Pressure Cylinders. Operating income decreased 35% to $5.3 million for the first quarter of fiscal 2001 from $8.2 million in the comparable quarter of fiscal 2000. Lower net sales were the major cause of the decreased operating income.

         Interest expense decreased 8% to $9.4 million for the first quarter of fiscal 2001 from $10.2 million in the comparable quarter of fiscal 2000. The decrease was mostly due to the absence of the interest expense for the DECS paid off during the fourth quarter of fiscal 2000, which was partially offset by higher average short-term debt levels and increased interest rates. The first quarter average interest rate on short-term unsecured notes payable was 6.74% for fiscal 2001 compared to 5.25% in the first quarter of fiscal 2000. At August 31, 2000, approximately 68% of the Company's $537.8 million of debt was at fixed rates of interest.

           Equity in net income of unconsolidated affiliates increased 4% to $7.0 million for the first quarter of fiscal 2001 from $6.8 million in the comparable quarter of fiscal 2000. Increased sales and operating income for the WAVE and Acerex joint ventures contributed to the increase over the prior year.

         The effective tax rate for the first quarter of fiscal 2001 was 36.5%, down from 37.5% in fiscal 2000 due to ongoing tax planning initiatives, primarily in state and local areas.

                         LIQUIDITY AND CAPITAL RESOURCES

         For the first quarter of fiscal 2001, we generated $20.7 million in cash from operating activities representing a $41.4 million decrease from the comparable period of fiscal 2000. The decrease was due to lower net earnings and a $31.0 million tax payment relating to the tax gain from the disposition of our investment in the common shares of Rouge Industries which occurred in the fourth quarter of fiscal 2000.

         During the first quarter of fiscal 2001, we invested $18.2 million in capital projects, paid our shareholders $13.7 million in dividends and provided for our working capital requirements. These transactions were funded by the cash flow from operations and short-term borrowings.

         Capital investments during the first quarter included amounts for expanding the annealing capacity at the Decatur, Alabama plant, adding the ability to apply a dry film lubricant at the Monroe, Ohio facility and continued construction on Gerstenlager's Clyde facility all within the Processed Steel Products segment. Additional expenditures were made in Pressure Cylinders segment's new low-pressure cylinder line in Portugal and for additional weld cells at our steel pallet business, SteelPac.

         Net working capital decreased $2.8 million from May 31, 2000 to $188.1 million on August 31, 2000. The decrease was mostly due to a $29.1 million decrease in accounts receivable which is normal for the first quarter of each fiscal year offset by the previously mentioned tax payment.

         During the first three months of fiscal 2001, we did not repurchase any of our common shares. However, we did disburse $737,000 in cash for shares that were purchased in the fourth quarter of fiscal 2000. Approximately 2.9 million common shares remain available for repurchase under programs authorized by our Board of Directors. The timing and amount of any future repurchases will be at our discretion and will depend upon market conditions and our operating performance and liquidity. Any repurchase will also be subject to the covenants contained in our credit facilities as well as our other debt instruments.

         We use short-term uncommitted lines of credit extended by various commercial banks to finance our business operations. Maturities on these borrowings typically range from one to ninety days. In addition, we maintain a $300 million revolving credit facility with a group of commercial banks. As of August 31, 2000, our $300 million revolving credit facility included a $190 million tranche expiring May 2003 and a $110 million facility expiring September 2000. The $110 million tranche expired in September and was not renewed. The Company intends to negotiate a new $300 million credit facility. At August 31, 2000, there were no outstanding borrowings under the revolving credit facility.

         At August 31, 2000, our total debt was $537.8 million compared to $525.1 million at the end of fiscal 2000. Total debt to committed capital increased to 44.5% from 43.8% at the end of fiscal 2000 due mainly to the increase in short-term debt.

         From time to time we engage in discussions with respect to selected acquisitions and expect to continue to assess these and other acquisition opportunities as they arise. Accordingly, on October 13, 2000, Worthington Techs, L.P., a subsidiary of Worthington Industries, Inc., signed an agreement to acquire substantially all of the net assets of MetalTech, NexTech and GalvTech (collectively "the Techs") for $260 million in cash. The acquisition is expected to close during our second fiscal quarter. Under the terms of the agreement, the purchase price may increase by up to $60 million over a three-year period following the closing, depending upon capacity utilization and certain market conditions. The cash purchase price is also subject to adjustment based upon certain changes in working capital. The transaction is contingent upon obtaining satisfactory financing and other typical closing conditions. We currently plan to issue long-term debt to finance this acquisition.

         We may also require additional financing if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, any such acquisitions will be consummated or that any needed additional financing will be available when required on satisfactory terms. Absent any acquisitions, we anticipate that cash flows from operations, working capital and unused short-term borrowing capacity should be more than sufficient to fund expected normal operating costs, dividends, and capital expenditures for existing businesses.

                                      PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Registrant's Annual Meeting of Shareholders was held on September 28, 2000. In connection with the meeting, proxies were solicited. Following are the voting results on the proposals considered and voted upon.

1. All nominees for election to the class of directors whose terms expire in 2003 were elected by the following vote:

                                          VOTES FOR            VOTES WITHHELD
                                          ---------            --------------

         John B. Blystone                 72,455,698             1,563,792
         William S. Dietrich              72,455,089             1,564,400
         Sidney A. Ribeau                 72,218,982             1,800,508

         Continuing directors through 2001 are as follows: John P. McConnell, Robert B. McCurry, Gerald B. Mitchell and Mary Fackler Schiavo

         Continuing directors through 2002 are as follows: John S. Christie, Michael J. Endres, Peter Karmanos, Jr. and John H. McConnell.

2. The amendment to Section 1.10 of the Registrant's Code of Regulations to permit the Registrant's shareholders to appoint proxies in any manner permitted under Ohio law was adopted by the following vote (there were no broker non-votes):

         FOR:  72,088,069           AGAINST:  606,643        ABSTAIN: 1,324,778

3. The Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors was approved by the following vote (there were no broker non-votes):

         FOR:  67,303,586           AGAINST:  5,004,386      ABSTAIN: 1,711,518

4. The selection of Ernst & Young LLP as auditors of the Registrant for the fiscal year ending May 31, 2001 was ratified by the following vote (there were no broker non-votes):

         FOR:  72,581,433           AGAINST:  272,287        ABSTAIN: 1,165,769

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

          3(b) Code of Regulations of Worthington Industries, Inc., as amended through September 28, 2000, for SEC reporting compliance purposes only.

         10(g) Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors.*

         27       Financial Data Schedule

          *       Management Compensation Plan.

Reports on Form 8-K:


         There were no reports on Form 8-K filed during the three months ended August 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WORTHINGTON INDUSTRIES, INC.

Date:   October 13, 2000          By: /s/John T. Baldwin
      --------------------            ------------------------------------------
                                      John T. Baldwin
                                      Vice President & Chief Financial Officer
                                      (On behalf of the Registrant and as
                                      Principal Financial Officer)