Form 10-Q
period 2000-11-30
WORTHINGTON INDUSTRIES INC
filed 2001-01-16
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2000

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Ohio                                               31-1189815
---------------------------------------------  ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

    1205 Dearborn Drive, Columbus, Ohio                      43085
---------------------------------------------   --------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (614) 438-3210
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

         As of December 31, 2000, 85,375,425 of the Registrant's common shares, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
              Condensed Consolidated Balance Sheets -
              November 30, 2000 and May 31, 2000.............................3

              Condensed Consolidated Statements of Earnings -
              Three and Six Months Ended November 30, 2000 and 1999 .........5

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended November 30, 2000 and 1999 ...................6

              Notes to Condensed Consolidated Financial Statements...........7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............9


PART II. OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................15


SIGNATURES..................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                           November 30,        May 31,
                                                              2000              2000
                                                           ----------        ----------
                                                           (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents                                $      936        $      538
  Accounts receivable, less allowances of $4,881 at
    November 30, 2000 and $3,879 at May 31, 2000              154,502           301,175
  Inventories
    Raw materials                                             132,206           144,903
    Work in process                                            61,767            81,632
    Finished products                                          77,668            64,669
                                                           ----------        ----------
      Total Inventories                                       271,641           291,204

  Other current assets                                         29,897            31,312
                                                           ----------        ----------

    TOTAL CURRENT ASSETS                                      456,976           624,229

Property, plant and equipment                               1,208,377         1,180,622
Less accumulated depreciation                                 350,247           318,110
                                                           ----------        ----------
    Property, plant and equipment, net                        858,130           862,512

Other Assets                                                  193,543           187,132
                                                           ----------        ----------

TOTAL ASSETS                                               $1,508,649        $1,673,873
                                                           ==========        ==========


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 November 30,         May 31,
                                                     2000              2000
                                                  ----------        ----------
                                                  (Unaudited)         (Audited)

CURRENT LIABILITIES
  Accounts payable                                $  148,697        $  157,998
  Notes payable                                       56,692           160,194
  Current maturities of long-term debt                 2,498             2,688
  Other current liabilities                           70,378           112,390
                                                  ----------        ----------

    TOTAL CURRENT LIABILITIES                        278,265           433,270

Long-Term Debt                                       361,367           362,190
Other Liabilities                                     75,698            79,117
Deferred Income Taxes                                129,226           125,942

Shareholders' Equity                                 664,093           673,354
                                                  ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,508,649        $1,673,873
                                                  ==========        ==========


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Thousands, Except Per Share)
                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                          November 30,                       November 30,
                                                 ---------------------------         ---------------------------
                                                    2000              1999             2000              1999
                                                 ---------         ---------         ---------         ---------

Net sales                                        $ 457,369         $ 473,331         $ 941,593         $ 936,242
Cost of goods sold                                 400,748           388,289           821,094           768,025
                                                 ---------         ---------         ---------         ---------
      GROSS MARGIN                                  56,621            85,042           120,499           168,217
Selling, general & administrative expense           41,975            41,832            83,966            83,711
                                                 ---------         ---------         ---------         ---------
      OPERATING INCOME                              14,646            43,210            36,533            84,506
Other income (expense):
  Miscellaneous income (expense)                      (430)               24              (347)              986
  Interest expense                                  (9,550)          (10,079)          (18,907)          (20,294)
  Equity in net income of unconsolidated
    affiliates                                       6,168             6,406            13,204            13,176
                                                 ---------         ---------         ---------         ---------
      EARNINGS BEFORE INCOME TAXES                  10,834            39,561            30,483            78,374
Income taxes                                         3,954            14,835            11,126            29,390
                                                 ---------         ---------         ---------         ---------

      NET EARNINGS                               $   6,880         $  24,726         $  19,357         $  48,984
                                                 =========         =========         =========         =========

AVERAGE COMMON SHARES OUTSTANDING
  - DILUTED                                         85,755            89,483            85,755            89,796

EARNINGS PER COMMON SHARE - BASIC &
  DILUTED                                        $    0.08         $    0.28         $    0.23         $    0.55
                                                 =========         =========         =========         =========

CASH DIVIDENDS DECLARED PER COMMON
  SHARE                                          $    0.16         $    0.15         $    0.32         $    0.30
                                                 =========         =========         =========         =========


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                 Six Months Ended
                                                                  November 30,
                                                          ---------------------------
                                                            2000              1999
                                                          ---------         ---------
OPERATING ACTIVITIES
  Net Earnings                                            $  19,357         $  48,984
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                          35,848            35,285
      Other adjustments                                      (6,563)           26,482
      Changes in current assets and liabilities             120,001           (19,521)
                                                          ---------         ---------
      Net Cash Provided By Operating Activities             168,643            91,230

INVESTING ACTIVITIES
  Investment in property, plant and equipment, net          (32,697)          (31,946)
  Proceeds from sale of assets                                  719               519
                                                          ---------         ---------
      Net Cash Used By Investing Activities                 (31,978)          (31,427)

FINANCING ACTIVITIES
  Payments on short-term borrowings                        (103,502)          (16,508)
  Proceeds from long-term debt                                  482                86
  Principal payments on long-term debt                       (1,228)           (4,633)
  Repurchase of common shares                                  (737)          (12,902)
  Dividends paid                                            (27,441)          (26,858)
  Other                                                      (3,841)              582
                                                          ---------         ---------
      Net Cash Used By Financing Activities                (136,267)          (60,233)
                                                          ---------         ---------

Increase (decrease) in cash and cash equivalents                398              (430)
Cash and cash equivalents at beginning of period                538             7,641
                                                          ---------         ---------

Cash and cash equivalents at end of period                $     936         $   7,211
                                                          =========         =========


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Worthington Industries, Inc. 2000 Annual Report to Shareholders and incorporated by reference in the Form 10-K for the fiscal year ended May 31, 2000 of Worthington Industries, Inc.

NOTE B - INDUSTRY SEGMENT DATA

                                                       Three Months Ended                   Six Months Ended
                                                          November 30,                        November 30,
                                                 --------------------------------  -----------------------------------
($000)                                                 2000             1999              2000               1999
                                                 --------------    --------------  ------------------ ----------------
NET SALES:
  Processed Steel Products                            $306,578          $316,012            $624,691         $616,416
  Metal Framing                                         89,215            84,315             184,225          172,802
  Pressure Cylinders                                    59,815            71,443             129,791          144,483
  Other                                                  1,761             1,561               2,886            2,541
                                                 --------------    --------------  ------------------ ----------------
                                                      $457,369          $473,331            $941,593         $936,242
                                                 ==============    ==============  ================== ================

OPERATING INCOME:
  Processed Steel Products                             $ 5,029           $27,491             $14,393          $51,252
  Metal Framing                                          7,414            10,306              16,441           20,908
  Pressure Cylinders                                     3,172             6,929               8,485           15,131
  Other                                                  (969)           (1,516)             (2,786)          (2,785)
                                                 --------------    --------------  ------------------ ----------------
                                                       $14,646           $43,210             $36,533          $84,506
                                                 ==============    ==============  ================== ================





                                                                                        Nov. 30,          May 31,
                                                                                         2000              2000
                                                                                   ------------------ ----------------
TOTAL ASSETS:
  Processed Steel Products                                                                 $ 877,779      $ 1,049,579
  Metal Framing                                                                              247,427          256,505
  Pressure Cylinders                                                                         198,451          215,873
  Other                                                                                      184,992          151,916
                                                                                   ------------------ ----------------
                                                                                         $ 1,508,649      $ 1,673,873
                                                                                   ================== ================

NOTE C - COMPREHENSIVE INCOME

         Total comprehensive income was $5,842 and $25,386 for the three months ended November 30, 2000 and 1999, respectively. Total comprehensive income was $18,182 and $47,784 for the six months ended November 30, 2000 and 1999, respectively.

NOTE D - SALE OF ACCOUNTS RECEIVABLE

         On November 30, 2000, Worthington Industries, Inc. (the "Company") and certain of its subsidiaries entered into a revolving trade receivables securitization facility. Pursuant to the terms of the facility, such subsidiaries of the Company will sell their accounts receivable to a wholly-owned, bankruptcy-remote subsidiary, Worthington Receivables Corporation ("WRC"). In turn, WRC will sell, on a revolving basis, up to $120.0 million undivided ownership interest in the purchased accounts receivable to independent third parties. The Company will continue to service the receivables. No servicing asset or liability has been recognized as the Company's cost to service the receivables is expected to approximate the servicing income.

         In accordance with the facility, WRC has sold $107.0 million of undivided interest in accounts receivable as of November 30, 2000. The proceeds from the sale were reflected as a reduction of accounts receivable on the condensed consolidated balance sheet and as operating cash flows in the condensed consolidated statement of cash flows. The sale proceeds were used to pay down short-term debt.

NOTE E - ACQUISITION

         On October 13, 2000, Worthington Techs, L.P., a subsidiary of Worthington Industries, Inc., signed an agreement to acquire substantially all of the net assets of MetalTech, NexTech and GalvTech (collectively "the Techs"). This agreement has been terminated by mutual consent of both parties.

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

                                    OVERVIEW

         Worthington Industries, Inc. is a diversified steel processor that focuses on value-added steel processing and metals-related businesses. We operate 40 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in seven joint ventures which operate 15 facilities worldwide.

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

SECOND QUARTER - FISCAL 2001 COMPARED TO FISCAL 2000

         For the second quarter ended November 30, 2000 (the "second quarter") of the fiscal year ending May 31, 2001 ("fiscal 2001"), net sales decreased 3% to $457.4 million, down $15.9 million from the comparable quarter of the fiscal year ended May 31, 2000 ("fiscal 2000"). The overall decrease in net sales was due to softening demand within the Processed Steel Products and Pressure Cylinders segments as well as competitive pricing pressure in all segments. The following provides further information on net sales by segment:

         - Processed Steel Products. Net sales decreased 3% to $306.6 million for the second quarter of fiscal 2001 from $316.0 million in the comparable quarter of fiscal 2000. The decline in net sales primarily was due to a general economic slow-down resulting in lower shipments from every plant, except Monroe and Decatur. In addition, toll-processing shipments decreased 16% as integrated steel mills experienced lower demand and retained much of this business. The dry lube line at our Monroe facility continued to provide substantial volume increases and the expanded annealing capabilities of Decatur allowed for additional shipments.

         - Metal Framing. Net sales of $89.2 million for the second quarter of fiscal 2001 increased 6% from $84.3 million in the comparable quarter of fiscal 2000. The increase in net sales was mainly attributable to continued strength in the building products line of business. However, severe competitive pressures reduced the average selling prices, partially offsetting the volume increases.

         - Pressure Cylinders. Net sales decreased 16% to $59.8 million for the second quarter of fiscal 2001 from $71.4 million in the comparable quarter of fiscal 2000. The decrease was due to lower sales volumes in the portable LPG, refrigerant and industrial gas cylinders resulting from the weakening economy and the competitive pressure in the European market.

         Gross margin on sales decreased to 12.4% for the second quarter of fiscal 2001 from 18.0% in the comparable quarter of fiscal 2000. Most of the decline occurred in the Processed Steel Products segment due to the lower spread between selling prices and raw material costs and the decrease in toll processing.

         For the second quarter of fiscal 2001, selling, general and administrative ("SG&A") costs of $42.0 million were virtually unchanged from the comparable quarter of fiscal 2000. Higher health care and salary expenses were offset by the lack of Y2K consulting expenses in fiscal 2001.

         Operating income decreased 66% to $14.6 million for the second quarter of fiscal 2001 from $43.2 million in the comparable quarter of fiscal 2000. The decrease in operating income primarily was due to the inability to pass through higher raw material costs to customers in the Processed Steel Products and Metal Framing segments, and due to shrinking demand in certain markets in the Processed Steel Products and Pressure Cylinders segments. The following provides further information on operating income by segment:

         - Processed Steel Products. Operating income decreased 82% to $5.0 million for the second quarter of fiscal 2001 from $27.5 million in the comparable quarter of fiscal 2000. The higher average cost of raw materials, a shift to lower margin products and reductions in direct and toll processing volumes all negatively impacted operating income.

         - Metal Framing. Operating income decreased 28% to $7.4 million for the second quarter of fiscal 2001 from $10.3 million in the comparable quarter of fiscal 2000. Despite the sales volume increase, lower selling prices, increased raw material costs and unfavorable product mix resulted in a decrease in operating income.

         - Pressure Cylinders. Operating income decreased 54% to $3.2 million for the second quarter of fiscal 2001 from $6.9 million in the comparable quarter of fiscal 2000. The decrease was due to lower sales volumes and unfavorable overall product mix.

         Interest expense decreased 5% to $9.6 million for the second quarter of fiscal 2001 from $10.1 million in the comparable quarter of fiscal 2000. The DECS liability was paid off in the fourth quarter of fiscal 2000 resulting in no comparable interest expense during fiscal 2001. However, this was partially offset by higher average short-term debt levels and interest rates. The second quarter average interest rate on short-term unsecured notes payable was 6.93% for fiscal 2001 compared to 5.54% in the second quarter of fiscal 2000. At November 30, 2000, approximately 86.5% of our $420.6 million of consolidated debt was at fixed rates of interest.

           Equity in net income of unconsolidated affiliates decreased 4% to $6.2 million for the second quarter of fiscal 2001 from $6.4 million in the comparable quarter of fiscal 2000. The main reason for the decrease from the prior year was lower margins at the TWB and WSP joint ventures due to increases in raw material costs and lower sales, respectively.

         The effective tax rate for the second quarter of fiscal 2001 was 36.5%, down from 37.5% in fiscal 2000, due to ongoing tax planning initiatives, primarily in the state and local tax areas.

YEAR-TO-DATE - FISCAL 2001 COMPARED TO FISCAL 2000

         For the first six months of fiscal 2001, net sales increased 1% to $941.6 million, up $5.4 million from the comparable period of fiscal 2000. The overall increase in net sales was volume driven within the Processed Steel Products and Metal Framing segments partially offset by lower selling prices in all segments. The following provides further information on net sales by segment:

         - Processed Steel Products. Net sales increased 1% to $624.7 million for the first six months of fiscal 2001 from $616.4 million in the comparable period of fiscal 2000. The increase in net sales was primarily due to higher volumes at our Decatur plant, resulting from expanded annealing capacity and at our Monroe plant, where the dry lube line continued to provide volume increases. Lower volumes at most of the other plants and an 18% decrease in toll processing almost offset these increases.

         - Metal Framing. Net sales of $184.2 million for the first six months of fiscal 2001 increased 7% from $172.8 million in the comparable period of fiscal 2000. The increase in net sales was principally volume driven in the building products line of business partially offset by continuing decreases in sales prices brought on by stiff competition.

         - Pressure Cylinders. Net sales decreased 10% to $129.8 million for the first six months of fiscal 2001 from $144.5 million in the comparable period of fiscal 2000. The decrease was due to softening global demand in the refrigerant, portable LPG and industrial gas cylinders resulting from the weakening economy and lower volumes in the competitive European market.

         Gross margin on sales decreased to 12.8% for the first six months of fiscal 2001 from 18.0% in the comparable period of fiscal 2000. The majority of the decline occurred in the Processed Steel Products segment due to the inability to pass on the cost of higher priced raw materials in a declining market and due to lower toll processing volumes.

         For the first six months of fiscal 2001, SG&A costs of $84.0 million were flat compared to the first six months of fiscal 2000. Increased health care and salary expenses were offset by the lack of Y2K consulting expenses in fiscal 2001.

         Operating income decreased 57% to $36.5 million for the first six months of fiscal 2001 from $84.5 million in the comparable period of fiscal 2000. The inability to pass through higher raw material costs to customers in the Processed Steel Products and Metal Framing segments coupled with lower demand in certain markets in the Pressure Cylinders segment, led to the overall decrease in operating income. The following provides further information on operating income by segment:

         - Processed Steel Products. Operating income decreased 72% to $14.4 million for the first six months of fiscal 2001 from $51.3 million in the comparable period of fiscal 2000. The main reasons for the reduction in operating income were higher average raw material prices, changes in sales mix to lower margin products and lower toll processing volumes.

         - Metal Framing. Operating income decreased 22% to $16.4 million for the first six months of fiscal 2001 from $20.9 million in the comparable period of fiscal 2000. Lower selling prices and unfavorable raw material variances outweighed the sales volume increases resulting in lower operating income.

         - Pressure Cylinders. Operating income decreased 44% to $8.5 million for the first six months of fiscal 2001 from $15.1 million in the comparable period of fiscal 2000. The decrease primarily was attributable to lower volumes and unfavorable overall product mix.

         Interest expense decreased 7% to $18.9 million for the first six months of fiscal 2001 from $20.3 million in the comparable period of fiscal 2000. The DECS liability was paid off in the fourth quarter of fiscal 2000 resulting in no comparable interest expense during fiscal 2001. However, this was partially offset by higher average short-term debt levels and interest rates. The average interest rate on short-term unsecured notes payable for the first six months of fiscal 2001 was 6.84% compared to 5.39% for the first six months of fiscal 2000.

           Equity in net income of unconsolidated affiliates was unchanged at $13.2 million for the first six months of both fiscal 2001 and fiscal 2000. Increases in sales and operating income at the WAVE and Acerex joint ventures were offset by lower margins at the TWB and WSP joint ventures due to increases in raw material costs and lower sales, respectively.

         The effective tax rate for the first six months of fiscal 2001 was 36.5%, down from 37.5% in fiscal 2000, primarily due to ongoing state and local tax planning initiatives.

                         LIQUIDITY AND CAPITAL RESOURCES

         For the first six months of fiscal 2001, we generated $168.6 million in cash from operating activities representing a $77.4 million increase from the comparable period of fiscal 2000. The increase primarily was due to the sale of $107.0 million in accounts receivable and a reduction in inventories. Partially offsetting these factors were a $31.0 million tax payment relating to the tax gain from the disposition of our investment in the common shares of Rouge Industries (which occurred in the fourth quarter of fiscal 2000) and lower net income.

         In November 2000, we entered into a $120.0 million revolving trade receivables securitization ("TRS") facility with a commercial bank. Under the TRS, certain of our subsidiaries sell receivables to Worthington Receivables Corporation ("WRC"), a wholly-owned, bankruptcy-remote subsidiary. WRC will sell undivided ownership interests in the receivables to third parties. As of November 30, 2000, $107.0 million of accounts receivable had been sold. The proceeds from this sale were used to reduce short-term borrowings.

         During the first six months of fiscal 2001, we invested $32.7 million in capital projects, paid our shareholders $27.4 million in dividends and provided for our working capital requirements. These transactions were funded by the cash flow from operations.

         Capital investments during the first six months included amounts for completing the annealing capacity at the Decatur, Alabama plant, adding the ability to apply a dry film lubricant at the Monroe plant and continued construction on Gerstenslager's Clyde facility, all within the Processed Steel Products segment. Expenditures were made in the Metal Framing segment for plant startups in Seattle and Hawaii, in the Pressure Cylinders segment for a new low-pressure cylinder line in Portugal, and in our steel pallet business, SteelPac, for additional weld cells.

         Net working capital decreased $12.2 million from May 31, 2000 to $178.7 million at November 30, 2000. The majority of the decrease was due to a reduction in accounts receivable caused by lower sales levels and a planned decrease in inventory levels, partially offset by the previously mentioned tax payment.

         During the first six months of fiscal 2001, we did not repurchase any of our common shares. However, we did disburse $737,000 in cash for common shares that were purchased in the fourth quarter of fiscal 2000. As of November 30, 2000, approximately 2.9 million common shares remain available for repurchase under programs authorized by our Board of Directors. The timing and amount of any future repurchases will be at our discretion and will depend upon market conditions and our operating performance and liquidity. Any repurchase will also be subject to the covenants contained in our credit facilities and our other debt instruments.

         We use short-term uncommitted lines of credit extended by various commercial banks as part of our strategy to finance our business operations. Maturities on these borrowings typically range from one to ninety days. We also maintain a $190.0 million revolving credit facility (the "Revolver") with a group of commercial banks, which expires in May 2003. There were no outstanding borrowings under the Revolver at November 30, 2000.

         At November 30, 2000, our total debt was $420.6 million compared to $525.1 million at the end of fiscal 2000 due to the previously mentioned reduction of short-term debt from the proceeds of the accounts receivable sale. This decreased the debt to committed capital ratio to 38.8% from 43.8% at the end of fiscal 2000.

         On October 13, 2000, Worthington Techs, L.P., a subsidiary of Worthington Industries, Inc., signed an agreement to acquire substantially all of the net assets of MetalTech, NexTech and GalvTech (collectively "the Techs"). This agreement was terminated by mutual consent of both parties.

         From time to time, we engage in discussions with respect to selected acquisitions and expect to continue to assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, any such acquisitions will be consummated or that any needed additional financing will be available on satisfactory terms when required. Absent any acquisitions, we anticipate that cash flows from operations, working capital and unused short-term borrowing capacity should be more than sufficient to fund expected normal operating costs, dividends, and capital expenditures for our existing businesses.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:


         None


Reports on Form 8-K:


         A Current Report on Form 8-K, dated October 13, 2000, was filed during the second quarter of fiscal 2001 to summarize the material provisions of the agreement to acquire the Techs' net assets and to provide historical financial statements of the Techs and pro forma financial information regarding the acquisition. This information was provided under Item 5 - Other Events.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WORTHINGTON INDUSTRIES, INC.



Date: January 15, 2001        By: /s/John T. Baldwin
      ------------------         -------------------
                                  John T. Baldwin
                                  Vice President & Chief Financial Officer
                                  (On behalf of the Registrant and as Principal Financial Officer