Form 10-Q
period 2001-02-28
WORTHINGTON INDUSTRIES INC
filed 2001-04-16
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended February 28, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                       31-1189815
     ------------------------                  ---------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)

    1205 Dearborn Drive, Columbus, Ohio                     43085
---------------------------------------------     --------------------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (614) 438-3210
                                                    --------------------------

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

         As of March 31, 2001, 85,375,425 of the Registrant's common shares, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
              Condensed Consolidated Balance Sheets -
              February 28, 2001 and May 31, 2000...............................................................3

              Condensed Consolidated Statements of Earnings -
              Three and Nine Months Ended February 28, 2001 and
              February 29, 2000 ...............................................................................5

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended February 28, 2001 and February 29, 2000 .......................................6

              Notes to Condensed Consolidated Financial Statements.............................................7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................9


PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................15


SIGNATURES....................................................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                                                February 28,                 May 31,
                                                                                    2001                       2000
                                                                            ----------------------     ---------------------
                                                                                 (Unaudited)                (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                                              $    786                  $    538
  Accounts receivable, less allowances of $5,965 at
    February 28, 2001 and $3,879 at May 31, 2000                                          171,228                   301,175
  Inventories
    Raw materials                                                                         114,845                   144,903
    Work in process                                                                        62,188                    81,632
    Finished products                                                                      76,093                    64,669
                                                                            ----------------------     ---------------------
      Total Inventories                                                                   253,126                   291,204

  Other current assets                                                                     33,026                    31,312
                                                                            ----------------------     ---------------------

    TOTAL CURRENT ASSETS                                                                  458,166                   624,229

Property, plant and equipment                                                           1,209,634                 1,180,622
Less accumulated depreciation                                                             358,552                   318,110
                                                                            ----------------------     ---------------------
    Property, plant and equipment, net                                                    851,082                   862,512

Other Assets                                                                              192,813                   187,132
                                                                            ----------------------     ---------------------

TOTAL ASSETS                                                                           $1,502,061                $1,673,873
                                                                            ======================     =====================


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                      February 28,               May 31,
                                                                                          2001                     2000
                                                                                  ---------------------    ---------------------
                                                                                      (Unaudited)               (Audited)
CURRENT LIABILITIES
  Accounts payable                                                                           $ 179,620                $ 157,998
  Notes payable                                                                                 45,924                  160,194
  Current maturities of long-term debt                                                           1,838                    2,688
  Other current liabilities                                                                     64,397                  112,390
                                                                                  ---------------------    ---------------------

    TOTAL CURRENT LIABILITIES                                                                  291,779                  433,270

Long-Term Debt                                                                                 356,318                  362,190
Other Liabilities                                                                               72,653                   79,117
Deferred Income Taxes                                                                          132,223                  125,942

Shareholders' Equity                                                                           649,088                  673,354
                                                                                  ---------------------    ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $1,502,061               $1,673,873
                                                                                  =====================    =====================


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Thousands, Except Per Share)
                                   (Unaudited)


                                                                Three Months Ended                  Nine Months Ended
                                                          --------------------------------  ----------------------------------
                                                             Feb. 28,        Feb. 29,          Feb. 28,          Feb. 29,
                                                               2001            2000              2001              2000
                                                          --------------- ----------------  ---------------- -----------------
Net sales                                                       $418,717         $486,535       $ 1,360,310       $ 1,422,777
Cost of goods sold                                               365,134          406,894         1,186,228         1,174,919
                                                          --------------- ----------------  ---------------- -----------------
      GROSS MARGIN                                                53,583           79,641           174,082           247,858
Selling, general & administrative expense                         41,916           39,385           125,882           123,096
Restructuring expense                                              6,474             -                6,474              -
                                                          --------------- ----------------  ---------------- -----------------
      OPERATING INCOME                                             5,193           40,256            41,726           124,762
Other income (expense):
  Miscellaneous income (expense)                                   (353)              947             (700)             1,933
  Interest expense                                               (7,300)         (10,313)          (26,207)          (30,607)
  Equity in net income of unconsolidated
    affiliates                                                     5,261            6,250            18,465            19,426
                                                          --------------- ----------------  ---------------- -----------------
      EARNINGS BEFORE INCOME TAXES                                 2,801           37,140            33,284           115,514
Income taxes                                                       1,023           13,928            12,149            43,318
                                                          --------------- ----------------  ---------------- -----------------

      NET EARNINGS                                              $  1,778         $ 23,212         $  21,135         $  72,196
                                                          =============== ================  ================ =================

AVERAGE COMMON SHARES OUTSTANDING
  - DILUTED                                                       85,477           88,847            85,662            89,412
                                                          --------------- ----------------  ---------------- -----------------

EARNINGS PER COMMON SHARE - BASIC &                             $   0.02          $  0.26           $  0.25          $   0.81
  DILUTED
                                                          =============== ================  ================ =================

CASH DIVIDENDS DECLARED PER COMMON                              $   0.16          $  0.15           $  0.48          $   0.45
  SHARE                                                   =============== ================  ================ =================


See notes to condensed consolidated financial statements.

                         WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                                 Nine Months Ended
                                                                                      -----------------------------------------
                                                                                          Feb. 28,               Feb. 29,
                                                                                            2001                   2000
                                                                                      ------------------     ------------------
OPERATING ACTIVITIES
  Net Earnings                                                                                $  21,135              $  72,196
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                                              53,931                 53,983
      Restructuring expense                                                                       6,474                   -
      Other adjustments                                                                         (7,075)                 23,648
      Changes in current assets and liabilities                                                 144,662               (81,580)
                                                                                      ------------------     ------------------
      Net Cash Provided By Operating Activities                                                 219,127                 68,247

INVESTING ACTIVITIES

  Investment in property, plant and equipment, net                                             (46,885)               (56,882)
  Acquisitions, net of cash acquired                                                            (2,043)                  -
  Proceeds from sale of assets                                                                      818                  2,403
                                                                                      ------------------     ------------------
      Net Cash Used By Investing Activities                                                    (48,110)               (54,479)

FINANCING ACTIVITIES

  Proceeds from (payments on) short-term borrowings                                           (120,916)                 86,377
  Proceeds from long-term debt                                                                    2,210                     86
  Principal payments on long-term debt                                                          (2,215)                (5,429)
  Repurchase of common shares                                                                   (3,406)               (51,239)
  Dividends paid                                                                               (41,162)               (40,231)
  Other                                                                                         (5,280)                  7,104
                                                                                      ------------------     ------------------
      Net Cash Used By Financing Activities                                                   (170,769)                (3,332)
                                                                                      ------------------     ------------------

Increase in cash and cash equivalents                                                               248                 10,436
Cash and cash equivalents at beginning of period                                                    538                  7,641
                                                                                      ------------------     ------------------

Cash and cash equivalents at end of period                                                      $   786              $  18,077
                                                                                      ==================     ==================


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Worthington Industries, Inc. 2000 Annual Report to Shareholders and incorporated by reference in the Form 10-K for the fiscal year ended May 31, 2000 of Worthington Industries, Inc.

NOTE B - INDUSTRY SEGMENT DATA


                                                       Three Months Ended                  Nine Months Ended
                                                 --------------------------------  ----------------------------------
                                                    Feb. 28,         Feb. 29,          Feb. 28,         Feb. 29,
($000)                                                2001             2000              2001             2000
                                                 ---------------  ---------------  ----------------- ----------------
NET SALES:
  Processed Steel Products                             $266,211         $313,090          $ 890,902        $ 929,506
  Metal Framing                                          78,080           85,201            262,305          258,003
  Pressure Cylinders                                     72,707           86,640            202,498          231,123
  Other                                                   1,719            1,604              4,605            4,145
                                                 ---------------  ---------------  ----------------- ----------------
                                                       $418,717         $486,535         $1,360,310       $1,422,777
                                                 ===============  ===============  ================= ================

OPERATING INCOME:
  Processed Steel Products                              $ (239)          $21,163           $ 14,154         $ 72,415
  Metal Framing                                           3,703           10,772             20,144           31,680
  Pressure Cylinders                                      2,920            9,426             11,405           24,557
  Other                                                 (1,191)          (1,105)            (3,977)          (3,890)
                                                 ---------------  ---------------  ----------------- ----------------
                                                        $ 5,193          $40,256           $ 41,726        $ 124,762
                                                 ===============  ===============  ================= ================

                                                                                       Feb. 28,          May 31,
                                                                                         2001             2000
                                                                                   ----------------- ----------------
TOTAL ASSETS:
  Processed Steel Products                                                                 $849,277      $ 1,049,579
  Metal Framing                                                                             247,006          256,505
  Pressure Cylinders                                                                        210,524          215,873
  Other                                                                                     195,254          151,916
                                                                                   ----------------- ----------------
                                                                                        $ 1,502,061      $ 1,673,873
                                                                                   ================= ================

NOTE C - COMPREHENSIVE INCOME

         Total comprehensive income was $1.3 million and $22.2 million for the three months ended February 28, 2001 and February 29, 2000, respectively. Total comprehensive income was $19.5 million and $70.0 million for the nine months ended February 28, 2001 and February 29, 2000, respectively.

NOTE D - SALE OF ACCOUNTS RECEIVABLE

         On November 30, 2000, Worthington Industries, Inc. (the "Company") and certain of its subsidiaries entered into a $120.0 million revolving trade receivables securitization facility. Pursuant to the terms of the facility, these subsidiaries sell their accounts receivable, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary of the Company, Worthington Receivables Corporation ("WRC"). In turn, WRC sells, on a revolving basis, up to $120.0 million undivided ownership interest in the purchased accounts receivable to independent third parties. The Company continues to service the accounts receivable. No servicing asset or liability has been recognized, as the Company's cost to service the accounts receivable is expected to approximate the servicing income.

         As of February 28, 2001, WRC had sold a $94.5 million undivided ownership interest in accounts receivable. The proceeds from the sale were reflected as a reduction of accounts receivable on the condensed consolidated balance sheet and as operating cash flows in the condensed consolidated statement of cash flows. The sale proceeds were used to pay down short-term debt.

NOTE E - RESTRUCTURING

         On February 1, 2001, the Company announced the shutdown of a portion of its Malvern, Pennsylvania, facility, which is included in the Processed Steel Products segment. Certain assets, including two rolling mills, a cleaning line, a tension leveler, a pickle line and a slitter, will be idled. As a result, 160 hourly and salaried positions will be eliminated through retirement, normal attrition and termination. Of this total, 146 employees will be terminated and their estimated severance has been accrued as part of the restructuring expense. The business affected by the shutdown will be transferred to other Company facilities. During the quarter ended February 28, 2001, the Company recorded a pre-tax restructuring expense of $6.5 million. The restructuring expense consists of $2.0 million of severance and employee related costs and $4.5 million of asset write-downs associated with the planned sale of the idled assets. No cash payments were made against the restructuring reserve during the quarter. At February 28, 2001, the estimated net realizable value of the equipment being idled of $2.7 million was reclassified to other current assets as equipment held for sale. The Company anticipates that the termination of employees and the sale of the idled equipment will be completed by the end of the first quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Selected statements contained in this Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission (the "SEC"), including, without limitation, the Management's Discussion and Analysis that follows, constitute "forward-looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. Such forward-looking statements include, without limitation, statements relating to future operating results, growth, stock appreciation, projected capacity levels, pricing trends, anticipated capital expenditures, plant start-ups and capabilities and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; conditions in major product markets; delays in construction or equipment supply; inherent risks of international development, including foreign currency risks; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; general economic conditions, business environment and the impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the SEC.

                                    OVERVIEW

         Worthington Industries, Inc. is a diversified steel processor that focuses on value-added steel processing and metals-related businesses. We operate 42 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in seven joint ventures, which operate 15 facilities worldwide.

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

THIRD QUARTER - FISCAL 2001 COMPARED TO FISCAL 2000

         For the third quarter ended February 28, 2001 (the "third quarter") of the fiscal year ending May 31, 2001 ("fiscal 2001"), net sales decreased 14% to $418.7 million, down $67.8 million from the comparable quarter of the fiscal year ended May 31, 2000 ("fiscal 2000"). The overall decrease in net sales was due to weaker demand within the Processed Steel Products and Pressure Cylinders segments in conjunction with competitive pricing pressure in the Processed Steel Products and Metal Framing segments. The following provides further information on net sales by segment:

        - Processed Steel Products. Net sales decreased 15% to $266.2 million for the third quarter of fiscal 2001 from $313.1 million in the comparable quarter of fiscal 2000. The general slowing of the economy, particularly in the automotive industry, was the primary factor in the decline. Every plant, except Monroe, Ohio, shipped fewer tons. Furthermore, toll processing shipments dropped as integrated steel mills experienced reduced demand and retained a large portion of this business. The dry lube line at our Monroe facility continued to provide volume increases.

        - Metal Framing. Net sales of $78.1 million for the third quarter of fiscal 2001 decreased 8% from $85.2 million in the comparable quarter of fiscal 2000. The decrease in net sales primarily was due to pricing pressures in the highly competitive building products market, which led to lower selling prices. However, the pricing pressure was partially offset by an increase in volumes.

        - Pressure Cylinders. Net sales decreased 16% to $72.7 million for the third quarter of fiscal 2001 from $86.6 million in the comparable quarter of fiscal 2000. The decrease mainly was attributable to softening domestic demand for liquefied petroleum gas ("LPG") and industrial gas cylinders, especially in comparison to the strong demand we experienced in the prior year. Strong competition in Europe also impacted net sales.

         Gross margin on sales decreased to 12.8% for the third quarter of fiscal 2001 from 16.4% in the comparable quarter of fiscal 2000. The majority of the decline occurred in the Processed Steel Products segment due to lower volumes and higher utility costs, particularly natural gas.

         Selling, general and administrative ("SG&A") expense increased 6% to $41.9 million for the third quarter of fiscal 2001 from $39.4 million in the comparable quarter of fiscal 2000 primarily due to higher bad debt expense in Processed Steel Products and marketing costs in Metal Framing related to new products.

         Operating income decreased 87% to $5.2 million for the third quarter of fiscal 2001 from $40.3 million in the comparable quarter of fiscal 2000. The decrease in operating income principally was due to lower sales volumes in the Processed Steel Products and Pressure Cylinder segments and reduced margins in the Metal Framing segment. In addition, as was announced at the beginning of February, we recorded a $6.5 million restructuring charge for the partial shutdown of our Malvern, Pennsylvania facility (see Note E to the condensed consolidated financial statements). The following provides further information on operating income by segment:

        - Processed Steel Products. The operating loss of $0.2 million for the third quarter of fiscal 2001 was down from the operating income of $21.2 million in the comparable quarter of fiscal 2000. Reductions in direct and toll processing volumes and a shift to lower margin products led to the operating loss for the quarter. In addition, a $6.5 million restructuring charge related to the partial shutdown of the Malvern facility was recorded during the quarter.

        - Metal Framing. Operating income decreased 66% to $3.7 million for the third quarter of fiscal 2001 from $10.8 million in the comparable quarter of fiscal 2000. While sales volumes increased and raw material costs decreased, lower selling prices overshadowed these positives resulting in a decline in operating income.

        - Pressure Cylinders. Operating income decreased 69% to $2.9 million for the third quarter of fiscal 2001 from $9.4 million in the comparable quarter of fiscal 2000 due to lower sales volumes in most product lines, but particularly in LPG and industrial gas cylinders.

         Interest expense decreased 29% to $7.3 million for the third quarter of fiscal 2001 from $10.3 million in the comparable quarter of fiscal 2000. The DECS liability was paid off during the fourth quarter of fiscal 2000 resulting in no comparable interest expense during fiscal 2001. Additionally, short-term debt was reduced due to the trade receivables securitization facility (see description in "Liquidity and Capital Resources"). However, higher average short-term interest rates have partially negated these factors. The third quarter average interest rate on short-term unsecured notes payable was 6.62% for fiscal 2001 compared to 6.23% in the third quarter of fiscal 2000. At February 28, 2001, approximately 90% of our $404.1 million of consolidated debt was at fixed rates of interest.

           Equity in net income of unconsolidated affiliates decreased 16% to $5.3 million for the third quarter of fiscal 2001 from $6.3 million in the comparable quarter of fiscal 2000. Most of the decrease related to lower margins at the TWB joint venture due to higher raw material costs and the startup of its Mexico operation. Increases in sales and operating income at the Acerex joint venture partially offset the 16% decline.

         The effective tax rate for the third quarter of fiscal 2001 was 36.5%, down from 37.5% in fiscal 2000, due to ongoing tax planning initiatives, primarily in the state and local tax areas.

YEAR-TO-DATE - FISCAL 2001 COMPARED TO FISCAL 2000

         For the first nine months of fiscal 2001, net sales decreased 4% to $1,360.3 million, down $62.5 million from the comparable period of fiscal 2000. The overall decrease in net sales was volume driven within the Processed Steel Products and Pressure Cylinders segments and was impacted by lower selling prices in Processed Steel Products and Metal Framing. Higher volumes in Metal Framing partially offset these factors. The following provides further information on net sales by segment:

        - Processed Steel Products. Net sales decreased 4% to $890.9 million for the first nine months of fiscal 2001 from $929.5 million in the comparable period of fiscal 2000. The decrease in net sales was primarily due to fewer shipments from a majority of the plants and a decrease in toll processing volume. However, the Decatur and Monroe plants continued to increase volumes due to expanded annealing capacity and the new dry lube line, respectively.

        - Metal Framing. Net sales of $262.3 million for the first nine months of fiscal 2001 increased 2% from $258.0 million in the comparable period of fiscal 2000. The increase in net sales was volume driven partially offset by decreases in sales prices brought on by stiff competition.

        - Pressure Cylinders. Net sales decreased 12% to $202.5 million for the first nine months of fiscal 2001 from $231.1 million in the comparable period of fiscal 2000. The decrease was due to weakening global demand for the LPG, refrigerant and industrial gas cylinders resulting from the slowing economy and lower volumes in the competitive European market.

         Gross margin on sales decreased to 12.8% for the first nine months of fiscal 2001 from 17.4% in the comparable period of fiscal 2000. The majority of the decline occurred in the Processed Steel Products segment due to lower direct and toll processing volumes and the smaller spread between selling prices and raw material costs on direct sales, which occurred earlier in the year.

         SG&A expenses increased 2% to $125.9 million for the first nine months of fiscal 2001 from $123.1 million in the comparable period of fiscal 2000. Increased salary, health care and moving expenses were offset by the lack of Y2K consulting expenses in fiscal 2001.

         Operating income decreased 67% to $41.7 million for the first nine months of fiscal 2001 from $124.8 million in the comparable period of fiscal 2000. The decline in operating income was driven by lower demand in the Processed Steel Products and Pressure Cylinders segments and the inability to pass through higher raw material costs earlier in the year to customers in the Processed Steel Products and Metal Framing segments. The following provides further information on operating income by segment:

        - Processed Steel Products. Operating income decreased 80% to $14.2 million for the first nine months of fiscal 2001 from $72.4 million in the comparable period of fiscal 2000 due to higher average raw material prices earlier in the year, changes in sales mix to lower margin products and reduced direct and toll processing volumes. In addition, operating income was impacted by the previously mentioned restructuring expense of $6.5 million.

        - Metal Framing. Operating income decreased 36% to $20.1 million for the first nine months of fiscal 2001 from $31.7 million in the comparable period of fiscal 2000. Despite increases in sales volumes, lower selling prices and higher raw material costs resulted in lower operating income.

        - Pressure Cylinders. Operating income decreased 54% to $11.4 million for the first nine months of fiscal 2001 from $24.6 million in the comparable period of fiscal 2000. The decrease was primarily due to reductions in sales volumes and unfavorable overall product mix.

         Interest expense decreased 14% to $26.2 million for the first nine months of fiscal 2001 from $30.6 million in the comparable period of fiscal 2000. The DECS liability was paid off in the fourth quarter of fiscal 2000 resulting in no comparable interest expense during fiscal 2001. In addition, short-term debt was reduced due to the trade receivables securitization facility (see description in "Liquidity and Capital Resources"). Nevertheless, higher average short-term interest rates have partially offset these factors. The average interest rate on short-term unsecured notes payable for the first nine months of fiscal 2001 was 6.76% compared to 5.67% for the first nine months of fiscal 2000.

           Equity in net income of unconsolidated affiliates decreased 5% to $18.5 million for the first nine months of fiscal 2001 from $19.4 million in the comparable period of fiscal 2000. Higher raw material costs at TWB and lower sales at WSP resulted in shrinking margins at those joint ventures. Increases in sales and operating income at the WAVE and Acerex joint ventures partially offset the overall decrease.

         The effective tax rate for the first nine months of fiscal 2001 was 36.5%, down from 37.5% in fiscal 2000, primarily due to ongoing state and local tax planning initiatives.

                         LIQUIDITY AND CAPITAL RESOURCES

         For the first nine months of fiscal 2001, we generated $219.1 million in cash from operating activities, representing a $150.9 million increase from the comparable period of fiscal 2000. The increase primarily was due to $94.5 million in proceeds from the sale of accounts receivable and a reduction in inventories. Lower net income and a $31.0 million tax payment relating to the tax gain from the disposition of our investment in the common shares of Rouge Industries (which occurred in the fourth quarter of fiscal 2000) partially offset these factors.

         In November 2000, we entered into a $120.0 million revolving trade receivables securitization ("TRS") facility with a commercial bank. Under the TRS facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation ("WRC"), a wholly-owned, bankruptcy-remote subsidiary. WRC then sells undivided ownership interests in those accounts receivable to independent third parties. As of February 28, 2001, $94.5 million of accounts receivable had been sold. The proceeds from this sale were used to reduce short-term borrowings.

         During the first nine months of fiscal 2001, we invested $46.9 million in capital projects, paid our shareholders $41.2 million in dividends and provided for our working capital requirements. These transactions were funded by cash flow from operations.

         Capital investments during the first nine months included continued construction on Gerstenslager's Clyde facility, expanding the annealing capacity at Decatur and adding the ability to apply a dry film lubricant at Monroe, all within the Processed Steel

Products segment. Expenditures were made in the Metal Framing segment for plant startups in Seattle and Hawaii, in the Pressure Cylinders segment for a new low-pressure cylinder line in Portugal, and in the Other segment for additional weld cells for our steel pallet business.

         Net working capital decreased $24.6 million from May 31, 2000 to $166.4 million at February 28, 2001. The decrease was due to the following: a reduction in accounts receivable due to the impact of the TRS and lower sales; a decrease in inventory levels reflecting lower levels of business; an increase in accounts payable; a decrease in notes payable due to the impact of the TRS; and the previously mentioned tax payment.

         During the first nine months of fiscal 2001, we repurchased 379,100 of our common shares for $2.7 million. In addition, we disbursed $0.7 million in cash for common shares that were purchased in the fourth quarter of fiscal 2000. As of February 28, 2001, approximately 2.5 million common shares remain available for repurchase under programs authorized by our Board of Directors. The timing and amount of any future repurchases will be at our discretion and will depend upon market conditions and our operating performance and liquidity. Any repurchase will also be subject to the covenants contained in our credit facilities and our other debt instruments.

         We maintain a $190.0 million revolving credit facility (the "Revolver") with a group of commercial banks, which expires in May 2003, to finance the cash requirements of our business operations. Outstanding borrowings under the Revolver at February 28, 2001 were $30.0 million. We also have short-term uncommitted lines of credit extended by various commercial banks available as needed. There were no outstanding borrowings under these uncommitted lines at February 28, 2001.

         At February 28, 2001, our total debt was $404.1 million compared to $525.1 million at the end of fiscal 2000 due to the previously mentioned use of proceeds from the TRS to reduce short-term debt. As a result, the debt to capital ratio fell to 38.7% from 43.8% at the end of fiscal 2000.

         From time to time, we engage in discussions with respect to selected acquisitions, and we expect to continue to assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated or that any needed additional financing will be available on satisfactory terms when required. Absent any acquisitions, we anticipate that cash flows from operations, working capital and unused short-term borrowing capacity should be more than sufficient to fund expected normal operating costs, dividends, and capital expenditures for our existing businesses.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:


         4 Second Amendment to Second Amended and Restated Loan Agreement and Waiver Agreement, dated as of November 21, 2000 between Worthington Industries, Inc., The Bank of Nova Scotia, PNC Bank, National Association, Bank of America, N.A., Wachovia Bank, N.A., Bank One, Michigan, Bank One, N.A. and National City Bank.

Reports on Form 8-K:


         No reports on Form 8-K were filed during the fiscal quarter ended February 28, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WORTHINGTON INDUSTRIES, INC.

Date:   April 16, 2001               By: /s/John T. Baldwin
      ------------------                -------------------
                                        John T. Baldwin
                                        Vice President & Chief Financial Officer
                                        (On behalf of the Registrant and as
                                        Principal Financial Officer)