Form 10-K405
period 2001-05-31
WORTHINGTON INDUSTRIES INC
filed 2001-08-29
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended May 31, 2001
                                       OR
[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

                                  OHIO                                                          31-1189815
-------------------------------------------------------------------------            ---------------------------------
     (State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification
                                                                                                   No.)
                  1205 Dearborn Drive, Columbus, Ohio                                             43085
-------------------------------------------------------------------------            ---------------------------------
                (Address of Principal Executive Offices)                                        (Zip Code)

Registrant's telephone number, including area code                                    (614) 438-3210
                                                                     -------------------------------------------------

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class         Name of Each Exchange on Which Registered
     -------------------         -----------------------------------------

     Common Shares, Without Par Value              New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [X]

         Based upon the closing price of the Common Shares on August 8, 2001, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of the Common Shares held by non-affiliates of the Registrant as of such date was approximately $959,497,562.

         The number of Common Shares issued and outstanding as of August 8, 2001, was 85,379,425.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2001 are incorporated by reference into Part I and
Part II of this Form 10-K. Portions of the definitive proxy statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 27, 2001 are incorporated by reference into Part III of this Form 10-K.

                              SAFE HARBOR STATEMENT


         Statements contained in this FORM 10-K, including, without limitation, the statements incorporated by reference into "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", that are not historical facts constitute "forward-looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. These forward-looking statements include, without limitation, statements relating to future sales and operating results, growth, stock appreciation, projected capacity levels, pricing trends, anticipated capital expenditures, plant start-ups, capabilities, new products and markets and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; financial difficulties of customers and suppliers; inherent risks of international development, including foreign currency risks; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; general economic conditions, business environment and the impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the Securities and Exchange Commission.


                                     PART I


ITEM 1. - BUSINESS


         Worthington Industries, Inc. is referred to herein individually as the "Registrant" or "Worthington Industries" or, together with its subsidiaries, as "Worthington". Founded in 1955, Worthington is a diversified steel processor that focuses on steel processing and metals-related businesses. We operate 43 facilities worldwide and our corporate headquarters are located at 1205 Dearborn Drive, Columbus, Ohio 43085. Worthington also holds equity positions in eight joint ventures, which operate 16 facilities worldwide.


         For the fiscal year ended May 31, 2001 ("fiscal 2001"), Worthington's operations are reported principally in three business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. The Processed Steel Products segment includes The Worthington Steel Company ("Worthington Steel") and The Gerstenslager Company ("Gerstenslager"). The Metal Framing segment is made up of Dietrich Industries, Inc. ("Dietrich") and the Pressure Cylinders segment consists of Worthington Cylinder Corporation ("Worthington Cylinders"). In addition, we hold an equity position in eight joint ventures as described below. During the fiscal year ended May 31, 1999 ("fiscal 1999"), in keeping with our strategy to focus on steel processing and metals-related businesses, we divested our Worthington Custom Plastics, Inc., Worthington Precision Metals, Inc. and Buckeye Steel Castings Company operations. The divested operations, which previously made up our Custom Products and Cast Products segments, have been reported as discontinued operations for fiscal 1999 and prior.


         During fiscal 1999, Worthington reincorporated from the State of Delaware into the State of Ohio. On October 13, 1998, Worthington Industries, Inc., a Delaware corporation ("Worthington Delaware"), was merged (the "Merger") with and into Worthington Industries, an Ohio corporation and, at the time, a wholly-owned subsidiary of Worthington Delaware. Each share of common stock, par value $0.01 per share, of Worthington Delaware was converted into one common share, without par value, of Worthington Industries. By virtue of the Merger, Worthington Industries succeeded to all the business, properties, assets and liabilities of Worthington Delaware and the directors, officers and employees of Worthington Delaware became directors, officers and employees of Worthington Industries.


PROCESSED STEEL PRODUCTS


         Our Processed Steel Products segment consists of two business units, Worthington Steel and Gerstenslager. For fiscal 2001, the fiscal year ended May 31, 2000 ("fiscal 2000") and fiscal 1999, the percentage of sales from continuing operations generated by our Processed Steel Products segment was 64.9%, 65.6% and 63.2%, respectively.


         Both Worthington Steel and Gerstenslager are intermediate processors of flat-rolled steel. Worthington Steel occupies a niche in the steel industry by focusing on specialized products requiring exact specifications, which typically cannot be supplied as efficiently by steel mills, metal service centers or steel end users. We believe that Worthington Steel is the largest independent flat-rolled steel processor in the United States. Gerstenslager is a leading independent supplier of automotive quality exterior body panels to the North American automotive original equipment and service part markets. During fiscal 2001 Worthington expanded its Processed Steel Products segment operations by constructing a new Gerstenslager facility in Clyde, Ohio.


         Our Processed Steel Products segment operates 13 processing facilities as well as Spartan Steel Coating, L.L.C., our consolidated joint venture with Rouge Steel Company. These facilities are concentrated in the Michigan, Ohio and Indiana market, the largest flat-rolled steel consuming market in the United States. The segment serves over 1,000 customers, principally in the automotive, lawn and garden, construction, hardware, furniture, office equipment, electrical control, leisure and recreation, appliance, farm implement, HVAC and aerospace markets.


         Worthington Steel buys coils of wide, open-tolerance steel from major integrated steel mills and mini-mills and processes it to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. Our computer-aided processing capabilities include, among others:

         - pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

         -        slitting, which cuts steel to specific widths;

         - cutting-to-length, which flattens the steel and cuts it to exact lengths;

         - roller leveling, a method of applying pressure to achieve precise flatness tolerances for steel which is cut into exact lengths;

         - cold reduction, which achieves close tolerances of thickness and temper by rolling;

         - edge rolling, which conditions the edges of the steel by imparting round, smooth or knurled edges;

         - configured blanking, through which steel is cut into specific shapes;

         -        painting;

         - hot dipped galvanizing, which coats the steel with zinc and zinc alloys through a hot dipped process;

         - nickel and zinc/nickel plating, which coats the steel with zinc or zinc and nickel using an electronic process; and

         - annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel.

Gerstenslager stamps, assembles, primes and packages exterior automotive body panels. In addition, we "toll process" steel for steel mills and large end users. Toll processing is similar to our normal steel processing, except the mill or end user retains the title to the steel and has the responsibility for selling the end product. Toll processing enables Worthington to participate in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

         The Processed Steel Products industry is fragmented and highly competitive. Worthington competes with many other independent intermediate processors and, with respect to automotive stamping, captive processors owned by the automotive companies, independent tier one suppliers of current model components and a number of smaller competitors. We believe Worthington is unique in its ability to handle a very large number of low volume aftermarket automotive body parts, managing over 3,000 die sets for component parts on past and current automobile and truck production models. Despite the competitive nature of the Processed Steel Products industry, we know of no other intermediate processor that can match Worthington's level of technical service support for material testing and customer-specific applications. See "Item 1 - Business - Technical Services." We are unable to gauge, however, the extent to which our technical service capability has improved our competitive position.


METAL FRAMING


         Our Metal Framing segment consists of one business unit, Dietrich, which produces metal framing products for the commercial and residential construction markets in the United States. For fiscal 2001, fiscal 2000 and fiscal 1999, the percentage of sales from continuing operations generated by Dietrich was 18.9%, 17.9%, and 19.1%, respectively. Dietrich's products include steel studs and track, floor and wall system components, roof tresses and other metal framing accessories. Dietrich has over 2,000 customers, primarily consisting of wholesale distributors and commercial and residential building contractors. During fiscal 2001, we expanded our metal framing segment by acquiring the assets of Studco of Hawaii, Inc. located in Kapolei, Hawaii in January 2001, and with a plant start-up in Benton, Washington.


         We believe that Dietrich is the only supplier on a national basis of metal framing products and supplies approximately 36% of the metal framing products sold in the United States. Dietrich has five large regional competitors and numerous small, more localized competitors. Dietrich operates 19 facilities in fifteen states.


PRESSURE CYLINDERS


         Our Pressure Cylinders segment consists of one business unit, Worthington Cylinders. For fiscal 2001, fiscal 2000 and fiscal 1999, the percentage of sales from continuing operations generated by Worthington Cylinders was 15.8%, 16.2%, and 17.3%, respectively.


         During fiscal 1999, we expanded our Pressure Cylinders segment by acquiring the cylinder operations of Jos. Heiser vormals J. Winter's Sohn, GmbH ("Worthington Austria"), based in Kienberg, Austria, in June 1998; a majority interest in Gastec spol. s.r.o. ("Worthington Czech"), based in Hustopece, Czech Republic, in February 1999; and certain cylinder manufacturing assets of Metalurgica Progresso de Vale de Cambra, Lda. ("Worthington Portugal"), based in Vale de Cambra, Portugal, in May 1999.


         Worthington Cylinders produces a diversified line of pressure cylinders, including portable low pressure liquefied petroleum gas ("LPG") and refrigerant gas cylinders, and high pressure industrial/specialty gas cylinders. Our LPG cylinders are sold to manufacturers, distributors and/or mass merchandisers and are used for gas barbecue grills, camping equipment, residential heating systems, industrial forklifts, and commercial/residential cooking (outside North America). Refrigerant cylinders are sold primarily to major refrigerant gas producers and are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. Industrial/specialty gas high pressure cylinders are sold primarily to gas suppliers and fillers and are used as containers for gases for: cutting and welding metals, breathing (medical, diving and firefighting), semiconductor production, beverage delivery, and compressed natural gas systems. Worthington Cylinders also produces recycle and recovery tanks for refrigerant gases and non-refillable cylinders for helium balloon kits.


         Worthington Cylinders' primary low-pressure cylinder products are steel cylinders with refrigerant gas capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with liquid propane gas capacities of 4-1/4 to 420 lbs. Our low-pressure cylinders are manufactured in accordance with U. S. Department of Transportation safety requirements as well as various international requirements and standards. These low-pressure cylinders are produced by precision stamping, drawing and welding component parts to customer specifications. They are then tested, painted and packaged as required. Our high-pressure cylinders are manufactured by several processes, including deep drawing, billet piercing and spinning.


         While a large percentage of our cylinder sales are made to major accounts, Worthington Cylinders has over 3,000 customers. Worthington Cylinders operates eight wholly-owned manufacturing operations throughout the United States, Austria, Canada and Portugal; and three joint venture facilities, Worthington S.A. and Worthington Tank both in Itu, Brazil and Worthington Gastec, A.S. in Czech Republic.


         Worthington Cylinders has two principal domestic competitors in its major low-pressure cylinder markets, and we believe that we have the largest domestic market share. Worthington Cylinders also has two principal domestic competitors in its high-pressure cylinder markets, both of which have a larger domestic market share than ours. We believe that Worthington Austria has the largest share of the European industrial gas cylinder market. Otherwise we have no reliable information with respect to the size of any of Worthington Cylinders' various product markets or our relative position therein.


SEGMENT DATA


         For financial information about our segments, see "Note H - Industry Segment Data" of Worthington's Notes to Consolidated Financial Statements included in our 2001 Annual Report to Shareholders ("2001 Annual Report"), which is incorporated herein by reference.


CUSTOMERS


         During fiscal 2001, our Processed Steel Products, Metal Framing and Pressure Cylinders segments served over 1,000, 2,000 and 3,000 customers, respectively. Worthington's customers are located primarily in the United States, Canada and Europe and operate in a variety of industries, including without limitation, the automotive, lawn and garden, construction, appliance, electrical control, wholesale building products distribution, furniture, office equipment and leisure and recreation industries. See "Item 1 - Business - Processed Steel Products," "--Metal Framing," and "--Pressure Cylinders" for a discussion regarding customers within our segments. No single customer accounts for over 10% of our consolidated net sales.


SUPPLIERS


         In fiscal 2001, Worthington purchased in excess of three million tons of steel for use as raw material for our Processed Steel Products, Pressure Cylinders and Metal Framing segments. We purchase steel in large quantities at regular intervals from major primary producers, both domestically and globally. We primarily purchase and process steel based on the specific orders of customers and do not typically purchase steel for inventory. Worthington purchases the majority of our raw materials in the open market at prevailing market prices, but, occasionally, will enter into long-term fixed-price contracts. During fiscal 2001, Worthington's major suppliers of steel were Bethlehem Steel Corporation, Inland Steel Company, LTV Steel Corporation, NorthStar BHP Steel, Rouge

Industries, Inc., TRICO Steel, USX Corporation and WCI Steel, Inc. In addition, Worthington's primary aluminum suppliers in fiscal 2001 for the Pressure Cylinders segment were Alcoa, Inc. and Specialty Blanks Incorporated. We believe that our supplier relationships are good.


MARKETING AND COMPETITION


         We believe that Worthington has established and maintains its customer relationships primarily because of our tradition of leadership in value-added steel processing and metals-related industries. Our products and services are sold primarily by Worthington sales personnel, who receive orders both on an order-by-order basis and through long-term program commitments. Foreign operations and exports represent less than 10% of our production, sales and assets.


         Worthington competes primarily on the basis of quality of product, ability to meet delivery requirements and price. Geographic proximity to customers has a significant effect upon relative ability to meet customer delivery schedules and impacts the freight charge portion of overall product price.


         See "Item 1 - Business - Processed Steel Products," "--Metal Framing," and "--Pressure Cylinders" for a discussion regarding marketing and competition within our segments.


TECHNICAL SERVICES


         Worthington employs a staff of engineers and other technical personnel and maintains fully-equipped, modern laboratories to support our operations. The facilities enable us to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of our raw materials and products. Technical service personnel also work in conjunction with our sales force to determine the types of flat-rolled steel required for our customer's particular needs. In order to provide these services, we maintain a continuing program of developmental engineering with respect to the characteristics and performance of our products under varying conditions. Laboratory facilities are also used to perform the quality control and extensive testing of all low pressure cylinders required by the regulations of the U. S. Department of Transportation and associated agencies, as well as various customer requirements.


EMPLOYEES


         As of May 31, 2001, Worthington employed approximately 6,800 employees in its operations, excluding unconsolidated joint ventures. Approximately 20% of the Company's labor force is covered by collective bargaining agreements. We believe that we have good relationships with our employees.


JOINT VENTURES


         As part of our strategy to selectively develop new products, markets and technological capabilities, and to expand our international presence while mitigating the risks and costs associated with those activities, Worthington participates in four consolidated and four unconsolidated joint ventures.


         CONSOLIDATED

         - Spartan Steel Coating, L.L.C., a 52%-owned consolidated joint venture with Rouge Steel, operates a cold rolled hot-dipped galvanizing facility in Monroe, Michigan.

         - Worthington S.A., a 52%-owned consolidated joint venture with three Brazilian propane producers, operates a cylinder manufacturing facility in Itu, Brazil.

         - Worthington Tank, Ltda., a 65%-owned consolidated joint venture with a Portuguese manufacturer of liquefied petroleum gas tanks, operates a cylinder manufacturing facility in Itu, Brazil.

         - Worthington Gastec, a.s., a 51%-owned consolidated joint venture with a local Czech Republic entrepreneur, operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.


         UNCONSOLIDATED

         - Worthington Armstrong Venture ("WAVE"), a 50%-owned joint venture with Armstrong World Industries, is one of the three leading global manufacturers of suspended ceiling systems for concealed and lay-in panel ceilings. WAVE operates facilities in Sparrows Point, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Malvern, Pennsylvania; Shanghai, China; Team Valley, United Kingdom; Valenciennes, France; and Madrid, Spain.

         - TWB Company, L.L.C. ("TWB"), a 33%-owned joint venture with Thyssen Krupp, Rouge Steel, LTV Steel and Bethlehem Steel, produces laser welded blanks for use in the auto industry for products such as inner door frames. TWB operates facilities in Monroe, Michigan and Ramos Arizpe, Mexico.

         -        Acerex S.A. de C.V., a 50%-owned joint venture with Hylsa S.A.
                  de C.V., is a steel processing company located in Monterrey, Mexico.

         - Worthington Specialty Processing, a 50%-owned joint venture with USX Corporation in Jackson, Michigan, operates primarily as a toll processor for USX Corporation.


         See "Note J - Investment in Unconsolidated Affiliates" of the Worthington's Notes to Consolidated Financial Statements included in the 2001 Annual Report for additional information on our unconsolidated joint ventures.

ENVIRONMENTAL REGULATION


         Worthington's manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. We continually examine ways to reduce emissions and waste and to effect cost savings related to environmental compliance. We do not anticipate that capital expenditures for environmental control facilities required in order to meet environmental requirements will be material when compared with our overall capital expenditures and, accordingly, will not be material to our financial position or results of operations.


ITEM 2. - PROPERTIES


         Worthington's corporate offices are located in Columbus, Ohio. Our principal properties consist of 44 manufacturing facilities, totaling in excess of 8,000,000 sq. ft., excluding joint ventures. Worthington leases eleven of these facilities, which account for in excess of 650,000 sq. ft. Our facilities are well maintained, in good operating condition and are adequate to meet our present needs.


         The locations of these facilities, as well as our joint ventures, are set forth on page 31 of the 2001 Annual Report, which information is incorporated herein by reference.


         See "Item 1 - Business - Processed Steel Products," "- Metal Framing," and "- Pressure Cylinders" for further discussion on properties owned within particular segments.


ITEM 3. - LEGAL PROCEEDINGS


         Various legal actions arising in the ordinary course of business are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on Worthington.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

EXECUTIVE OFFICERS OF WORTHINGTON INDUSTRIES


         The following table lists the names, positions held, and ages of all of Worthington Industries' executive officers:


                                                                                                         PRESENT OFFICE
               NAME                  AGE      POSITIONS WITH THE REGISTRANT                                HELD SINCE
               ----                  ---      -----------------------------                                ----------
John H. McConnell                    78       Chairman Emeritus & Founder                                     1996
John P. McConnell                    47       Chairman & Chief Executive Officer                              1996
John S. Christie                     51       President & Chief Operating Officer                             1999
John T. Baldwin                      44       Vice President & Chief Financial Officer                        1998
Edward A. Ferkany                    64       President - The Worthington Steel Company                       2001
Dale T. Brinkman                     48       Vice President-Administration, General Counsel &                2000
                                              Secretary
Ralph V. Roberts                     54       Sr. Vice President - Marketing                                  2001
Virgil L. Winland                    53       Sr. Vice President - Manufacturing                              2001
Richard G. Welch                     43       Controller                                                      2000

         John H. McConnell founded Worthington in 1955 and served as its Chief Executive Officer until he retired in May 1993. Mr. McConnell also served as Chairman of the Board of Directors from 1955 until September 1996, when he assumed the role of Chairman Emeritus and Founder.


         John P. McConnell has served as Worthington Industries' Chief Executive Officer since June 1993. Mr. McConnell has served as a Director continuously since 1990 and Chairman of the Board of Directors since September 1996.


         John S. Christie has served as President and Chief Operating Officer and Director of Worthington Industries since June 1999. Prior to that time, Mr. Christie served as President of JMAC, Inc., a private investment company, from 1995 through 1999.


         John T. Baldwin has served as Vice President and Chief Financial Officer of Worthington Industries since December 1998 and, prior to that time, from September 1997 through December 1998, Mr. Baldwin served as its Treasurer. Before joining Worthington Industries, Mr. Baldwin served as Assistant Treasurer of Tenneco, Inc. from 1994 through September 1997.


         Edward A. Ferkany has served as President, The Worthington Steel Company since January 2001. From June 1998 to January 2001, Mr. Ferkany served as Executive Vice President of Worthington Industries, and prior to that time, from 1985 through 1998 Mr. Ferkany served as Group President-Processed Steel for Worthington Industries.

         Dale T. Brinkman has served as Vice President-Administration, General Counsel and Secretary of Worthington Industries since September 2000. From December 1998 through September 2000, he served as Vice President-Administration, General Counsel and Assistant Secretary for the Registrant. Prior to that time, Mr. Brinkman served as Worthington Industries' General Counsel and Assistant Secretary from 1982 through 1998.


         Ralph V. Roberts has served as Senior Vice President-Marketing of Worthington Industries since January 2001 and from June 1998 through January 2001, as President, The Worthington Steel Company. Prior to that time, Mr. Roberts served as Worthington Industries' Vice President-Corporate Development from June 1997 through May 1998, and as President of WAVE from its formation in June 1992 through June 1997.


         Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001 and prior to that time from June 1996 through January 2001 as President, Worthington Cylinder Corporation.


         Richard G. Welch has served as Controller of Worthington Industries since March 2000 and, prior thereto, as Assistant Controller since September 1999. Before joining Worthington Industries, Mr. Welch served in various accounting and financial reporting capacities with Time Warner Cable, a distributor of cable programming, including as Assistant Controller from March 1999 through September 1999 and as an accounting director from September 1990 through March 1999.


         Executive officers serve at the pleasure of the directors. John H. McConnell is the father of John P. McConnell. There are no other family relationships among the Registrant's executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer.


                                     PART II


ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


         The information called for by this Item 5 is incorporated herein by reference to the information set forth under the caption "Stock Trading, Price and Dividend Information" on page 3 of the 2001 Annual Report.


ITEM 6. - SELECTED FINANCIAL DATA


         The information called for by this Item 6 is incorporated herein by reference to the information set forth under the caption "Six Year Selected Financial Data" on page 4 of the 2001 Annual Report.


ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information called for by this Item 7 is incorporated herein by reference to the information set forth under the caption "Management's Discussion and Analysis of

Financial Condition and Results of Operations" on pages 5 through 11 of the 2001 Annual Report and should be read in conjunction with the information incorporated by reference into Item 8 of this Form 10-K.


ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The information called for by this Item 7A is incorporated herein by reference to the information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 10 of the 2001 Annual Report.


ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The following Consolidated Financial Statements of Worthington Industries, Inc. and Subsidiaries, Notes to Consolidated Financial Statements and Report of Independent Auditors, set forth on pages 12 through 15, 16 through 28 and 30, respectively, of the 2001 Annual Report are incorporated herein by reference:

         Consolidated Balance Sheets--May 31, 2001 and 2000

         Consolidated Statements of Earnings--Years ended May 31, 2001, 2000, and 1999

         Consolidated Statements of Shareholders' Equity--Years ended May 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows--Years ended May 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         Report of Independent Auditors


ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         At a meeting held on August 23, 2001, the Board of Directors of Worthington Industries approved the engagement of KPMG LLP as its independent auditors for the fiscal year ending May 31, 2002 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of Worthington effective August 23, 2001. The audit committee of the Board of Directors approved the change in auditors at a meeting held on August 22, 2001.


         The reports of Ernst & Young LLP on Worthington's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.


         In connection with the audits of Worthington's financial statements for the two fiscal years in the period ended May 31, 2001, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. Worthington

Industries has requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated August 29, 2001 is filed as Exhibit 16 to this Form 10-K.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 10 with respect to the identification of directors is incorporated herein by reference to the material under the heading "PROPOSAL 1: ELECTION OF DIRECTORS" contained on pages 4 through 7 of the Worthington Industries' definitive Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement"). The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the heading "Executive Officers of Worthington Industries." No disclosure is required to be made under Item 405 of Regulation S-K.


ITEM 11. - EXECUTIVE COMPENSATION


         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 is incorporated herein by reference to the information contained in the Proxy Statement under the headings "PROPOSAL 1:
ELECTION OF DIRECTORS --Compensation of Directors" on page 6, and "EXECUTIVE COMPENSATION" on pages 9 through 12.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 12 is incorporated herein by reference to the material contained in the Proxy Statement under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS - Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 13 is incorporated herein by reference to the biographical information for John H. McConnell and John P. McConnell under the heading "PROPOSAL 1: ELECTION OF DIRECTORS" contained on pages 4 and 5 of the Proxy Statement, and by reference to the material set forth under the caption "RELATED PARTY TRANSACTIONS" on page 17 of the Proxy Statement.


                                     PART IV


ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


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


(b)      No reports on Form 8-K were filed during the last quarter of fiscal
         2001.


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


                                    WORTHINGTON INDUSTRIES, INC.

Date:  August 29, 2001              By:  /s/John P. McConnell
                                       -------------------------------------
                                         John P. McConnell
                                         Chairman & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



       SIGNATURE                             DATE                      TITLE
       ---------                             ----                      -----

/s/John P. McConnell                     August 29, 2001               Director, Chairman &
------------------------------------                                   Chief Executive Officer
John P. McConnell

            *                                       *                  Director, Chairman Emeritus
------------------------------------                                   & Founder
John H. McConnell

            *                                       *                  Director, President &
------------------------------------                                   Chief Operating Officer
John S. Christie

/s/John T. Baldwin                       August 29, 2001               Vice President & Chief
------------------------------------                                   Financial Officer**
John T. Baldwin

            *                                       *                  Vice President -
------------------------------------                                   Administration, General
Dale T. Brinkman                                                       Counsel and Secretary

            *                                       *                  Director
------------------------------------
John B. Blystone

            *                                       *                  Director
------------------------------------
William S. Dietrich, II

** Dual capacity as principal accounting and principal financial officer.

            *                                       *                  Director
------------------------------------
Michael J. Endres

            *                                       *                  Director
------------------------------------
Peter Karmanos, Jr.

            *                                       *                  Director
------------------------------------
John R. Kasich

            *                                       *                  Director
------------------------------------
Robert B. McCurry

            *                                       *                  Director
------------------------------------
Sidney A. Ribeau

           *                                        *                  Director
------------------------------------
Mary Fackler Schiavo


*By: /s/John P. McConnell                                              Date:  August 29, 2001
    --------------------------------------------                            -----------------
John P. McConnell
Attorney-In-Fact

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14 (a) (1) AND (2) AND ITEM 14 (d)
                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following Consolidated Financial Statements of Worthington Industries, Inc., and Subsidiaries, Notes to Consolidated Financial Statements and Report of Independent Auditors, set forth on pages 12 through 15, 16 through 28 and page 30, respectively, of Worthington Industries, Inc.'s 2001 Annual Report to Shareholders, are incorporated by reference in Item 8:

Consolidated Balance Sheets -- May 31, 2001 and 2000

Consolidated Statements of Earnings -- Years ended May 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders' Equity -- Years ended May 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows -- Years ended May 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Auditors

The following consolidated financial statement schedules of Worthington Industries, Inc. and Subsidiaries are included in Item 14 (d):


Schedule II   -        Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is provided in the Consolidated Financial Statements of Worthington Industries, Inc. and Subsidiaries or the Notes thereto.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
                  COL. A               COL.B                            COL.C                         COL.D               COL.E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                    -----------------------------------------
                                     Balance                                                                           Balance at
               DESCRIPTION        at Beginning       Charged to Costs      Charged to Other        Deductions            End of
                                    of Period          and Expenses      Accounts - Describe        -Describe            Period
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended May 31, 2001:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                     $3,879,000            $5,431,000           $ 795,000 (A)         $939,000 (B)       $9,166,000
                                ================  ====================  ==================    =================    =================



Year Ended May 31, 2000:

  Deducted from asset accounts:
    Allowance for possible
      losses on trade accounts
      receivable                     $4,209,000            $1,842,000          $ (409,000)(A)       $1,763,000 (B)       $3,879,000
                                ================  ====================  ==================    =================    =================



Year Ended May 31, 1999:
                                                                                $ 141,000 (C)
  Deducted from asset accounts:                                                  (269,000)(D)
    Allowance for possible                                                        307,000 (A)
      losses on trade accounts                                          ------------------
      receivable                     $4,130,000              $291,000           $ 179,000             $391,000 (B)       $4,209,000
                                ================  ====================  ==================    =================    =================



Note A - Miscellaneous amounts.
Note B - Uncollectible accounts charged to the allowance.
Note C - Amount from Heiser acquisition.
Note D - Amount from discontinued operations.

                                INDEX TO EXHIBITS


    Exhibit                    Description                                     Location
---------------- ---------------------------------------- ---------------------------------------------------
2                Agreement of Merger, dated as of         Incorporated herein by reference to Exhibit 2 of
                 August 20, 1998, between Worthington     the Registrant's Quarterly Report on Form 10-Q
                 Industries, Inc., the Delaware           for the quarter ended August 31, 1998
                 corporation, and Worthington
                 Industries, Inc., the Ohio corporation

3(a)             Amended Articles of Incorporation of     Incorporated herein by reference to Exhibit 3(a)
                 Worthington Industries, Inc.             of the Registrant's Quarterly Report on Form 10-Q
                                                          for the quarter ended August 31, 1998

3(b)             Code of Regulations of Worthington       Incorporated by reference to Exhibit 3(b) of the
                 Industries, Inc.                         Registrant's Quarterly Report on Form 10-Q for
                                                          the quarter ended August 31, 2000


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

4(b)             Form of 7-1/8% Notes due May 15, 2006    Incorporated herein by reference to Exhibit 4(b)
                                                          of the Registrant's Annual Report on Form 10-K
                                                          for fiscal year ended May 31, 1997

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

4(f)             Form of 6.7% Notes due December 1, 2009  Incorporated herein by reference to Exhibit 4(f)
                                                          of the Registrant's Annual Report on Form 10-K
                                                          for the fiscal year ended May 31, 1998.

4(g)             Second Supplemental Indenture, dated     Incorporated herein by reference to Exhibit 4(g)
                 as of December 12,1997, between          of the Registrant's Annual Report on Form 10-K
                 Worthington Industries, Inc. and PNC     for the fiscal year ended May 31, 1998
                 Bank, Ohio, National Association, as
                 Trustee

4(h)             Third Supplemental Indenture, dated as   Incorporated herein by reference to Exhibit 4(h)
                 of October 13, 1998, between             of the Registrant's Annual Report on Form 10-K
                 Worthington Industries, Inc., a          for fiscal year ended May 31, 1999
                 Delaware corporation, Worthington
                 Industries, Inc., an Ohio corporation,
                 and PNC Bank, National Association

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

10(c)            Executive Deferred Compensation Plan,    Incorporated hereby by reference to Exhibit 10(c)
                 as Amended and Restated*                 of the Registrant's Annual Report on Form 10-K
                                                          for fiscal year ended May 31, 2000

10(d)            Deferred Compensation Plan for           Incorporated hereby by reference to Exhibit 10(d)
                 Directors, As Amended and Restated*      of the Registrant's Annual Report on Form 10-K
                                                          for fiscal year ended May 31, 2000

10(e)            1997 Long-Term Incentive Plan*           Incorporated herein by reference to Exhibit 10(e)
                                                          of the Registrant's Annual Report on Form 10-K
                                                          for the fiscal year ended May 31, 1997

10(f)            Non-Qualified Deferred Compensation      Incorporated hereby by reference to Exhibit 10(f)
                 Plan*                                    of the Registrant's Annual Report on Form 10-K
                                                          for fiscal year ended May 31, 2000

10(g)            2000 Stock Option Plan for               Incorporated by reference to Exhibit 10(g) of the
                 Non-Employee Directors*                  Registrant's Quarterly Report on Form 10-Q for
                                                          the fiscal quarter ended August 31, 2001.

10(h)(i)         Receivables Purchase Agreement dated     Filed herewith
                 as of November 30, 2000 among
                 Worthington Receivables Corporation,
                 Worthington Industries, Inc., members
                 of various purchaser groups from time
                 to time party thereto and PNC Bank,
                 National Association

10(h)(ii)        Amendment No. 1 to Receivables           Filed herewith
                 Purchase Agreement dated May 18, 2001
                 among Worthington Receivables
                 Corporation, Worthington Industries,
                 Inc., members of various purchaser
                 groups from time to time party thereto
                 and PNC Bank, National Association

10(h)(iii)       Purchase and Sale Agreement dated        Filed herewith
                 November 30, 2000 between the various
                 originators listed therein and
                 Worthington Receivables Corporation

10(h)(iv)        Amendment No. 1 to Purchase and Sale     Filed herewith
                 Agreement dated May 18, 2001 between
                 the various originators listed therein
                 and Worthington Receivables Corporation

13               2001 Annual Report to Shareholders       Not deemed to be filed except for portions of
                                                          which are specifically incorporated by reference
                                                          in this Annual Report on Form 10-K

16               Letter from Ernst & Young LLP            Filed herewith
                 regarding Change in Certifying
                 Accountant

21               Subsidiaries of the Registrant           Filed herewith

23               Consent of Ernst & Young LLP             Filed herewith

24               Powers of Attorney                       Filed herewith

                 *Management Compensation Plan