Form 10-Q
period 2001-08-31
WORTHINGTON INDUSTRIES INC
filed 2001-10-15
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2001

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                  31-1189815
------------------------------------  -----------------------------------------
      (State of Incorporation)            (IRS Employer Identification No.)

     1205 Dearborn Drive, Columbus, Ohio                     43085
----------------------------------------------  -------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (614) 438-3210
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

                                 YES |X| NO | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

         As of September 30, 2001, 85,391,225 of the Registrant's common shares, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                  Condensed Consolidated Balance Sheets -
                  August 31, 2001 and May 31, 2001.......................................................3

                  Condensed Consolidated Statements of Earnings -
                  Three Months Ended August 31, 2001 and 2000............................................4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended August 31, 2001 and 2000............................................5

                  Notes to Condensed Consolidated Financial Statements...................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................9

PART II.  OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................13

SIGNATURES        ......................................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         AUGUST 31,             MAY 31,
                                                            2001                  2001
                                                      -----------------    -----------------
                                ASSETS                  (UNAUDITED)           (AUDITED)

Current Assets
   Cash and cash equivalents                          $           816     $            194
   Accounts receivable, net                                   130,091              169,330
   Inventories
      Raw materials                                           100,822              102,051
      Work in process                                          62,469               59,735
      Finished products                                        64,995               65,720
                                                      -----------------    -----------------
         Total Inventories                                    228,286              227,506
   Other current assets                                        47,092               52,689
                                                      -----------------    -----------------
         Total Current Assets                                 406,285              449,719
Investments in Unconsolidated Affiliates                       59,314               58,638
Goodwill                                                       76,264               76,439
Other Assets                                                   54,904               54,317

Property, Plant and Equipment                               1,216,795            1,201,190
Less Accumulated Depreciation                                 381,472              364,441
                                                      -----------------    -----------------
   Property, Plant and Equipment, net                         835,323              836,749
                                                      -----------------    -----------------

         Total Assets                                    $  1,432,090         $  1,475,862
                                                      =================    =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                      $    185,335         $    207,568
   Notes payable                                                9,528               13,794
   Current maturities of long-term debt                         1,503                1,748
   Other current liabilities                                   80,314               83,509
                                                      -----------------    -----------------
         Total Current Liabilities                            276,680              306,619
Other Liabilities                                              70,728               69,396
Long-Term Debt                                                292,447              309,208
Deferred Income Taxes                                         142,817              140,974
Shareholders' Equity                                          649,418              649,665
                                                      -----------------    -----------------

         Total Liabilities and Shareholders' Equity      $  1,432,090         $  1,475,862
                                                      =================    =================

See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          AUGUST 31,
                                                             --------------------------------------
                                                                   2001                 2000
                                                             -----------------    -----------------

Net sales                                                      $     409,558        $     484,224
Cost of goods sold                                                   349,561              420,346
                                                             -----------------    -----------------
      Gross Margin                                                    59,997               63,878
Selling, general & administrative expense                             37,411               41,991
                                                             -----------------    -----------------
      Operating Income                                                22,586               21,887
Other income (expense):
   Miscellaneous income                                                  527                   83
   Interest expense                                                   (5,497)              (9,357)
   Equity in net income of unconsolidated affiliates                   4,880                7,036
                                                             -----------------    -----------------
      Earnings Before Income Taxes                                    22,496               19,649
Income taxes                                                           8,211                7,172
                                                             -----------------    -----------------

      Net Earnings                                            $       14,285       $       12,477
                                                             =================    =================

Average Common Shares Outstanding - Diluted                           85,799               85,755
                                                             -----------------    -----------------

Earnings Per Common Share - Basic & Diluted                   $         0.17     $           0.15
                                                             =================    =================

Cash Dividends Declared Per Common Share                      $         0.16     $           0.16
                                                             =================    =================




See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        AUGUST 31,
                                                           --------------------------------------
                                                                 2001                 2000
                                                           -----------------    -----------------
OPERATING ACTIVITIES:
   Net earnings                                             $       14,285       $       12,477
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                 16,988               17,843
      Other adjustments                                               (327)              (1,068)
      Changes in current assets and liabilities                      9,493               (8,512)
                                                           -----------------    -----------------
         Net Cash Provided by Operating Activities                  40,439               20,740

INVESTING ACTIVITIES:
   Investment in property, plant and equipment, net                (12,748)             (18,165)
   Proceeds from sale of assets                                      7,882                  221
                                                           -----------------    -----------------
         Net Cash Used by Investing Activities                      (4,866)             (17,944)

FINANCING ACTIVITIES:
   Proceeds from (payments on) short-term borrowings                (4,266)              13,323
   Proceeds from long-term debt                                          -                  482
   Principal payments on long-term debt                            (17,219)              (1,001)
   Repurchase of common shares                                           -                 (737)
   Dividends paid                                                  (13,660)             (13,721)
   Other                                                               194               (1,440)
                                                           -----------------    -----------------
         Net Cash Used by Financing Activities                     (34,951)              (3,094)
                                                           -----------------    -----------------

Increase (decrease) in cash and cash equivalents                       622                 (298)
Cash and cash equivalents at beginning of period                       194                  538
                                                           -----------------    -----------------

       Cash and Cash Equivalents at End of Period           $          816       $          240
                                                           =================    =================



See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Worthington Industries, Inc. 2001 Annual Report to Shareholders and incorporated by reference in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2001.

NOTE B - INDUSTRY SEGMENT DATA

                                               THREE MONTHS ENDED
                                                   AUGUST 31,
                                      --------------------------------------
               IN THOUSANDS                   2001                 2000
                                      -----------------    -----------------
NET SALES:
   Processed Steel Products              $    265,571         $    318,113
   Metal Framing                               79,546               95,010
   Pressure Cylinders                          61,602               69,976
   Other                                        2,839                1,125
                                      -----------------    -----------------
                                         $    409,558         $    484,224
                                      =================    =================
OPERATING INCOME:
   Processed Steel Products              $     13,538         $      9,364
   Metal Framing                                6,566                9,027
   Pressure Cylinders                           1,817                5,313
   Other                                          665               (1,817)
                                      -----------------    -----------------
                                         $     22,586         $     21,887
                                      =================    =================

                                         AUGUST 31,            MAY 31,
                                            2001                 2001
                                      -----------------    -----------------
TOTAL ASSETS:
   Processed Steel Products              $    893,512         $    908,090
   Metal Framing                              240,663              239,890
   Pressure Cylinders                         158,195              178,866
   Other                                      139,720              149,016
                                      -----------------    -----------------
                                          $ 1,432,090          $ 1,475,862
                                      =================    =================

NOTE C - COMPREHENSIVE INCOME

         Total comprehensive income was $13,215,000 and $12,340,000 for the three months ended August 31, 2001 and 2000, respectively.

NOTE D - RESTRUCTURING EXPENSE

         During the quarter ended February 28, 2001, the Company recorded a restructuring expense of $6,474,000, comprised of $2,000,000 for severance and employee related costs and $4,474,000 for the write-down of the idled assets to net realizable value. As of August 31, 2001, 110 employees had been terminated, and cash payments totaling $977,000 had been made against the severance reserve. The estimated net realizable value of the equipment being idled of $2,600,000 was reclassified to other current assets as equipment held for sale. The Company anticipates that the termination of employees and the sale of the idled equipment will be completed by the end of the 2001 calendar year.

NOTE E - GOODWILL

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but will be reviewed for impairment. Separable intangible assets with a definite life will continue to be amortized over their useful lives. The adoption of this Statement did not have a material effect on the Company's results of operations; therefore, transitional pro forma disclosures are not presented. During the fiscal year ended May 31, 2002 ("fiscal 2002"), the Company will perform the first of the required impairment tests of goodwill. The impact of these impairment tests has not yet been determined.

         Goodwill by segment is summarized as follows:

                                          AUGUST 31,            MAY 31,
                 IN THOUSANDS                2001                 2001
                                       -----------------    -----------------

   Processed Steel Products              $         -          $          17
   Metal Framing                                57,752               57,752
   Pressure Cylinders                           17,946               18,104
   Other                                           566                  566
                                       -----------------    -----------------
                                         $      76,264        $      76,439
                                       =================    =================

NOTE F - DERIVATIVES

         In June 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement requires derivatives to be carried on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. Adoption of SFAS No. 133 resulted in an immaterial cumulative effect adjustment to miscellaneous expense and an unfavorable adjustment to other comprehensive income of $1,928,000, net of tax.

         COMMODITY SWAP CONTRACTS: The Company is exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc, nickel and other raw materials and utility requirements. To limit this exposure, the Company negotiates the best prices for its commodities and competitively prices its products and services to reflect the fluctuations in commodity market prices. To a limited extent, the Company has entered into commodity derivative instruments (cash flow hedges) to hedge purchases of steel and zinc. The steel hedge matures January 2002, and the zinc hedges mature at various dates through December 2003. Ineffectiveness has been immaterial for fiscal 2002. The majority of the losses in other comprehensive income will be reclassified to earnings within 12 months as the commodities are purchased.

         FOREIGN CURRENCY SWAP CONTRACTS: The translation of the Company's foreign operations from local currencies to the U.S. dollar subjects the Company to exposure related to fluctuating exchange rates. The Company does not use derivative instruments to manage this risk. However, the Company does make limited use of forward contracts to manage its exposure on certain intercompany loans with foreign affiliates. The hedges are 100% effective against the amounts recorded in the foreign affiliates' foreign currency translation balances in other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SELECTED STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), INCLUDING, WITHOUT LIMITATION, THE MANAGEMENT'S DISCUSSION AND ANALYSIS THAT FOLLOWS, THAT ARE NOT HISTORICAL FACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" THAT ARE BASED ON MANAGEMENT'S BELIEFS, ESTIMATES, ASSUMPTIONS AND CURRENTLY AVAILABLE INFORMATION. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE SALES AND OPERATING RESULTS, GROWTH, STOCK APPRECIATION, PROJECTED CAPACITY LEVELS, PRICING TRENDS, ANTICIPATED CAPITAL EXPENDITURES, PLANT START-UPS, CAPABILITIES, NEW PRODUCTS AND MARKETS AND OTHER NON-HISTORICAL INFORMATION. BECAUSE THEY ARE BASED ON BELIEFS, ESTIMATES AND ASSUMPTIONS, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. ANY NUMBER OF FACTORS COULD AFFECT ACTUAL RESULTS, INCLUDING, WITHOUT LIMITATION, PRODUCT DEMAND, CHANGES IN PRODUCT MIX AND MARKET ACCEPTANCE OF PRODUCTS; CHANGES IN PRICING OR AVAILABILITY OF RAW MATERIALS, PARTICULARLY STEEL; CAPACITY RESTRAINTS AND EFFICIENCIES; CONDITIONS IN MAJOR PRODUCT MARKETS; DELAYS IN CONSTRUCTION OR EQUIPMENT SUPPLY; FINANCIAL DIFFICULTIES OF CUSTOMERS AND SUPPLIERS; INHERENT RISKS OF INTERNATIONAL DEVELOPMENT, INCLUDING FOREIGN CURRENCY RISKS; THE ABILITY TO IMPROVE PROCESSES AND BUSINESS PRACTICES TO KEEP PACE WITH THE ECONOMIC, COMPETITIVE AND TECHNOLOGICAL ENVIRONMENT; GENERAL ECONOMIC CONDITIONS, BUSINESS ENVIRONMENT AND THE IMPACT OF GOVERNMENTAL REGULATIONS, BOTH IN THE UNITED STATES AND ABROAD; AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN FILINGS WITH THE SEC.

                                    OVERVIEW

         Worthington Industries, Inc. is a diversified steel processor that focuses on value-added steel processing and metals-related businesses. We operate 43 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in eight joint ventures, which as of August 31, 2001 operated 16 facilities worldwide.

                             RESULTS FROM OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements included elsewhere in this report. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2001, includes additional information about our company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

FIRST QUARTER - FISCAL 2002 COMPARED TO FISCAL 2001

         For the first quarter ended August 31, 2001 (the "first quarter") of the fiscal year ending May 31, 2002 ("fiscal 2002"), net sales decreased 15% to $409.6 million, down $74.6 million from the comparable quarter of the fiscal year ended May 31, 2001 ("fiscal 2001"). The overall decrease in net sales was due to weaker demand within each segment, especially Processed Steel Products, and competitive pricing pressure in the Processed Steel Products and Metal Framing segments. The following provides further information on net sales by segment:

         - PROCESSED STEEL PRODUCTS. Net sales decreased 17% to $265.6 million for the first quarter of fiscal 2002 from $318.1 million in the comparable quarter of fiscal 2001. The continued economic slowdown, particularly in the automotive industry, led to lower direct volumes at every plant except Delta, Ohio. In addition, average selling prices decreased due to competition and shifting product mix. An increase in toll processing shipments partially offset the decrease in direct sales.

         - METAL FRAMING. Net sales of $79.5 million for the first quarter of fiscal 2002 decreased 16% from $95.0 million in the comparable quarter of fiscal 2001. This decrease was primarily due to pricing pressures in the highly competitive building products market, which led to lower selling prices. Lower volumes further contributed to the overall decline.

         - PRESSURE CYLINDERS. Net sales decreased 12% to $61.6 million for the first quarter of fiscal 2002 from $70.0 million in the comparable quarter of fiscal 2001. Most of this shortfall was due to weak domestic demand for liquefied petroleum gas (LPG) cylinders. However, net sales in Europe increased considerably compared to the prior year.

         Gross margin on sales increased to 14.6% for the first quarter of fiscal 2002 from 13.2% for the comparable quarter of fiscal 2001. The margin in the prior year quarter was depressed due to higher priced steel and the inability to increase sales prices. The improvement in the quarter reflects a relationship between the sales price and the cost of material which is closer to historical levels.

         Selling, general and administrative ("SG&A") expense decreased 11% to $37.4 million for the first quarter of fiscal 2002 from $42.0 million in the comparable quarter of fiscal 2001. The majority of the decrease was due to a $1.9 million pre-tax gain on the sale of an airplane.

         Operating income increased 3% to $22.6 million for the first quarter of fiscal 2002 from $21.9 million in the comparable quarter of fiscal 2001. The increase in operating income was due to higher margins in the Processed Steel Products segment despite the overall decrease in net sales combined with the previously mentioned gain on the sale of the airplane. The following provides further information on operating income by segment:

         - PROCESSED STEEL PRODUCTS. Operating income of $13.5 million for the first quarter of fiscal 2002 increased 45% from $9.4 million in the comparable quarter of fiscal 2001. While direct sales volumes and selling prices declined significantly, a decrease in the average price of raw materials combined with lower labor and SG&A expenses more than offset this decline.

         - METAL FRAMING. Operating income decreased 27% to $6.6 million for the first quarter of fiscal 2002 from $9.0 million in the comparable quarter of fiscal 2001. Lower selling prices and sales volumes more than offset the favorable impact of lower raw material costs.

         - PRESSURE CYLINDERS. Operating income decreased 66% to $1.8 million for the first quarter of fiscal 2002 from $5.3 million in the comparable quarter of fiscal 2001. Lower LPG cylinder sales volumes and a $1.3 million charge to bad debt expense related to the potential bankruptcy of a customer were the main reasons for the decline.

         Interest expense decreased 41% to $5.5 million for the first quarter of fiscal 2002 from $9.4 million in the comparable quarter of fiscal 2001 principally due to a reduction in short-term debt (see description in "Liquidity and Capital Resources"). In addition, our average interest rate on short-term unsecured notes payable was 4.33% for the first quarter of fiscal 2002 compared to 6.74% for the first quarter of fiscal 2001. At August 31, 2001, approximately 97% of our $303.5 million of consolidated debt was at fixed rates of interest.

         Equity in net income of unconsolidated affiliates decreased 31% to $4.9 million for the first quarter of fiscal 2002 from $7.0 million in the comparable quarter of fiscal 2001. The decrease was driven by lower sales at WAVE and TWB and higher material cost at Acerex.

         Our effective tax rate for the first quarter of fiscal 2002 and fiscal 2001 was 36.5%.

                         LIQUIDITY AND CAPITAL RESOURCES

         For the first quarter of fiscal 2002, we generated $40.4 million in cash from operating activities, representing a $19.7 million increase from the comparable quarter of fiscal 2001. The increase primarily was due to lower working capital requirements, particularly accounts receivable and inventory.

         Our investing and financing activities during the first quarter of fiscal 2002 included retiring $17.2 million of long-term debt, disbursing $13.7 million in dividends to shareholders and investing $12.7 million in capital projects. These transactions were funded by the cash flows from our operations and $7.9 million in proceeds from the sale of assets.

         Capital spending during the first quarter of fiscal 2002 included the following: in the Processed Steel Products segment, we continued the construction on Gerstenslager's Clyde facility; in the Metal Framing segment, we completed the initial phase of our plant in Seattle; and in our steel pallet business, we continued the installation of additional welding equipment.

         In November 2000, we entered into a $120.0 million revolving trade receivables securitization ("TRS") facility with a commercial bank which was expanded to $190.0 million in May 2001. Under the TRS facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation ("WRC"), a wholly-owned, bankruptcy-remote subsidiary. WRC then sells undivided ownership interests in those accounts receivable to independent third parties. As of August 31, 2001, $110.0 million of accounts receivable had been sold. The proceeds from these sales have been used to reduce short-term borrowings.

         Consolidated net working capital decreased $13.5 million from May 31, 2001 to $129.6 million at August 31, 2001. The decrease was primarily the result of a reduction in accounts receivable due to lower sales in Pressure Cylinders and Processed Steel Products, partially offset by a decrease in accounts payable.

         We maintain a $190.0 million revolving credit facility (the "Revolver") with a group of commercial banks, which expires in May 2003, to finance the cash requirements of our business operations. We had no outstanding borrowings under the Revolver at August 31, 2001. We also have short-term uncommitted lines of credit extended by various commercial banks available as needed. Outstanding borrowings under these uncommitted lines at August 31, 2001 were $9.5 million.

         At August 31, 2001, our total debt was $303.5 million compared to $324.8 million at the end of fiscal 2001 primarily due to the previously mentioned retirement of long-term debt. As a result, our debt to capital ratio decreased to 31.8% from 33.3% at the end of fiscal 2001.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Registrant's Annual Meeting of Shareholders was held on September 27, 2001. In connection with the meeting, proxies were solicited. Following are the voting results on the proposal considered and voted upon:

1. All nominees for election to the class of directors whose terms expire in 2004 were elected by the following vote:

                                        VOTES FOR             VOTES WITHHELD
                                        ----------            --------------
         John P. McConnell              59,928,259              14,855,384
         John R. Kasich                 73,845,352                 938,291
         Mary Fackler Schiavo           73,997,719                 785,924

         Continuing directors through 2002 are as follows: John S. Christie, Michael J. Endres, Peter Karmanos, Jr. and John H. McConnell.

         Continuing directors through 2003 are as follows: John B. Blystone, William S. Dietrich, II and Sidney A. Ribeau.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

         None

Reports on Form 8-K:

         No reports on Form 8-K were filed during the fiscal quarter ended August 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORTHINGTON INDUSTRIES, INC.

Date:  October 15, 2001           By:  /s/ John T. Baldwin
       ----------------              -------------------------
                                        John T. Baldwin
                                        Vice President & Chief Financial Officer
                                        (On behalf of the Registrant and as
                                        Principal Financial Officer)