Form 10-Q
period 2001-11-30
WORTHINGTON INDUSTRIES INC
filed 2002-01-09
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                 31-1189815
------------------------------------------  ------------------------------------
        (State of Incorporation)            (IRS Employer Identification No.)

   1205 Dearborn Drive, Columbus, Ohio                    43085
------------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (614) 438-3210
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

         As of December 31, 2001, 85,400,225 of the Registrant's common shares, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.       FINANCIAL STATEMENTS

                       Condensed Consolidated Balance Sheets -
                       November 30, 2001 and May 31, 2001.....................................................3

                       Condensed Consolidated Statements of Earnings -
                       Three and Six Months Ended November 30, 2001 and 2000..................................4

                       Condensed Consolidated Statements of Cash Flows -
                       Six Months Ended November 30, 2001 and 2000............................................5

                       Notes to Condensed Consolidated Financial Statements...................................6

         ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................10

PART II.  OTHER INFORMATION

         ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K......................................................16

SIGNATURES             ......................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            NOV. 30,         MAY 31,
                                                              2001            2001
                                                           ----------      ----------
                                ASSETS                     (UNAUDITED)      (AUDITED)

Current Assets
   Cash and cash equivalents                               $      819      $      194
   Accounts receivable, net                                   125,946         169,330
   Inventories
      Raw materials                                            94,660         102,051
      Work in process                                          62,684          59,735
      Finished products                                        71,829          65,720
                                                           ----------      ----------
         Total Inventories                                    229,173         227,506
   Other current assets                                        45,870          52,689
                                                           ----------      ----------
         Total Current Assets                                 401,808         449,719
Investments in Unconsolidated Affiliates                       63,991          58,638
Goodwill                                                       76,023          76,439
Other Assets                                                   56,015          54,317

Property, Plant and Equipment                               1,227,244       1,201,190
Less Accumulated Depreciation                                 397,730         364,441
                                                           ----------      ----------
   Property, Plant and Equipment, net                         829,514         836,749
                                                           ----------      ----------

         Total Assets                                      $1,427,351      $1,475,862
                                                           ==========      ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                        $  189,949      $  207,568
   Notes payable                                                5,433          13,794
   Current maturities of long-term debt                         1,811           1,748
   Other current liabilities                                   78,792          83,509
                                                           ----------      ----------
         Total Current Liabilities                            275,985         306,619
Other Liabilities                                              69,448          69,396
Long-Term Debt                                                291,829         309,208
Deferred Income Taxes                                         144,259         140,974
Shareholders' Equity                                          645,830         649,665
                                                           ----------      ----------

         Total Liabilities and Shareholders' Equity        $1,427,351      $1,475,862
                                                           ==========      ==========


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         NOVEMBER 30,                  NOVEMBER 30,
                                                 -------------------------       -------------------------
                                                   2001            2000            2001            2000
                                                 ---------       ---------       ---------       ---------

Net sales                                        $ 410,379       $ 457,369       $ 819,937       $ 941,593
Cost of goods sold                                 349,082         400,748         698,643         821,094
                                                 ---------       ---------       ---------       ---------
      Gross Margin                                  61,297          56,621         121,294         120,499
Selling, general & administrative expense           41,203          41,975          78,614          83,966
                                                 ---------       ---------       ---------       ---------
      Operating Income                              20,094          14,646          42,680          36,533
Other income (expense):
   Miscellaneous expense                            (1,655)           (430)         (1,128)           (347)
   Interest expense                                 (5,688)         (9,550)        (11,185)        (18,907)
   Equity in net income of unconsolidated
     affiliates                                      5,081           6,168           9,961          13,204
                                                 ---------       ---------       ---------       ---------
      Earnings Before Income Taxes                  17,832          10,834          40,328          30,483
Income taxes                                         6,509           3,954          14,720          11,126
                                                 ---------       ---------       ---------       ---------

      Net Earnings                               $  11,323       $   6,880       $  25,608       $  19,357
                                                 =========       =========       =========       =========

Average Common Shares Outstanding - Diluted         85,775          85,755          85,787          85,755
                                                 ---------       ---------       ---------       ---------

Earnings Per Common Share - Basic & Diluted      $    0.13       $    0.08       $    0.30       $    0.23
                                                 =========       =========       =========       =========

Cash Dividends Declared Per Common Share         $    0.16       $    0.16       $    0.32       $    0.32
                                                 =========       =========       =========       =========





See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 NOVEMBER 30,
                                                          -------------------------
                                                            2001            2000
                                                          ---------       ---------
OPERATING ACTIVITIES:
   Net earnings                                           $  25,608       $  19,357
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                          34,406          35,848
      Other adjustments                                      (4,484)         (6,563)
      Changes in current assets and liabilities              13,562         120,001
                                                          ---------       ---------
         Net Cash Provided by Operating Activities           69,092         168,643

INVESTING ACTIVITIES:
   Investment in property, plant and equipment, net         (25,147)        (32,697)
   Proceeds from sale of assets                               9,651             719
                                                          ---------       ---------
         Net Cash Used by Investing Activities              (15,496)        (31,978)

FINANCING ACTIVITIES:
   Payments on short-term borrowings                         (8,361)       (103,502)
   Proceeds from long-term debt                                 -               482
   Principal payments on long-term debt                     (17,488)         (1,228)
   Repurchase of common shares                                  -              (737)
   Dividends paid                                           (27,323)        (27,441)
   Other                                                        201          (3,841)
                                                          ---------       ---------
         Net Cash Used by Financing Activities              (52,971)       (136,267)
                                                          ---------       ---------

Increase in cash and cash equivalents                           625             398
Cash and cash equivalents at beginning of period                194             538
                                                          ---------       ---------

       Cash and Cash Equivalents at End of Period         $     819       $     936
                                                          =========       =========




See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2002 ("fiscal 2002"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Worthington Industries, Inc. 2001 Annual Report to Shareholders and incorporated by reference in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2001.

NOTE B - INDUSTRY SEGMENT DATA

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 NOVEMBER 30,                    NOVEMBER 30,
                                         -------------------------       ------------------------
                 IN THOUSANDS              2001            2000            2001           2000
                                         ---------       ---------       ---------      ---------

        NET SALES:
           Processed Steel Products      $ 275,535       $ 306,578       $ 541,106      $ 624,691
           Metal Framing                    75,691          89,215         155,237        184,225
           Pressure Cylinders               56,063          59,815         117,665        129,791
           Other                             3,090           1,761           5,929          2,886
                                         ---------       ---------       ---------      ---------
                                         $ 410,379       $ 457,369       $ 819,937      $ 941,593
                                         =========       =========       =========      =========

        OPERATING INCOME:
           Processed Steel Products      $  14,903       $   5,029       $  28,441      $  14,393
           Metal Framing                     3,261           7,414           9,827         16,441
           Pressure Cylinders                2,521           3,172           4,338          8,485
           Other                              (591)           (969)             74         (2,786)
                                         ---------       ---------       ---------      ---------
                                         $  20,094       $  14,646       $  42,680      $  36,533
                                         =========       =========       =========      =========

                                                                         NOV. 30,        MAY 31,
                                                                           2001           2001
                                                                        ----------     ----------
        TOTAL ASSETS:
           Processed Steel Products                                     $  885,962     $  908,090
           Metal Framing                                                   237,306        239,890
           Pressure Cylinders                                              165,209        178,866
           Other                                                           138,873        149,016
                                                                        ----------     ----------
                                                                        $1,427,351     $1,475,862
                                                                        ==========     ==========


NOTE C - COMPREHENSIVE INCOME

         The components of comprehensive income are summarized as follows:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    NOVEMBER 30,                  NOVEMBER 30,
                                             -----------------------       -----------------------
                 IN THOUSANDS                    2001           2000           2001           2000
                                             --------       --------       --------       --------

        Net income                           $ 11,323       $  6,880       $ 25,608       $ 19,357
        Cash flow hedges                         (836)           -           (2,382)           -
        Foreign currency translation             (423)        (1,024)            99         (1,123)
        Unrealized loss on investment              (3)           (14)           (49)           (52)
                                             --------       --------       --------       --------
             Total comprehensive income      $ 10,061       $  5,842       $ 23,276       $ 18,182
                                             ========       ========       ========       ========


NOTE D - RESTRUCTURING EXPENSE

         During the quarter ended February 28, 2001, the Company recorded a restructuring expense of $6,474,000, comprised of $4,474,000 for the write-down of idled assets to net realizable value and $2,000,000 for severance and employee related costs, including $500,000 for additional pension expenses. The estimated net realizable value of the equipment being idled of $2,600,000 was reclassified to other current assets as equipment held for sale. As of November 30, 2001, 151 of the planned 160 employee positions had been eliminated (110 through termination and 41 through attrition and retirement) and cash payments totaling $1,096,000 had been made against the severance reserve. By the end of the 2001 calendar year the Company had sold all of the idled equipment and substantially completed the termination of all employees.

NOTE E - GOODWILL

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The adoption of SFAS No. 142 eliminated approximately $360,000 and $720,000 of amortization expense, respectively, for the three and six month periods ended November 30, 2001. Since the adoption of SFAS No. 142 was not material to the Company's results of operations, the transitional pro forma disclosures are not presented. During the six months ended November 30, 2001, the Company performed the required impairment tests of goodwill. No impairments were indicated. The annual impairment test will be performed during the fourth quarter of fiscal 2002.

         Goodwill by segment is summarized as follows:

                                                  NOV. 30,     MAY 31,
                                IN THOUSANDS       2001         2001
                                                  -------      -------

    Processed Steel Products                      $  -         $    17
    Metal Framing                                  57,752       57,752
    Pressure Cylinders                             17,705       18,104
    Other                                             566          566
                                                  -------      -------
                                                  $76,023      $76,439
                                                  =======      =======

The goodwill related to Processed Steel Products was written off upon the adoption of SFAS No. 142. The change in the goodwill balance for Pressure Cylinders relates to foreign currency translation adjustments.

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

         Commodity Swap Contracts: The Company is exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc, nickel and other raw materials and utility requirements. To limit this exposure, the Company negotiates the best prices for its commodities and competitively prices its products and services to reflect the fluctuations in commodity market prices. To a limited extent, the Company has entered into commodity derivative instruments (cash flow hedges) to hedge purchases of steel and zinc. The steel hedges mature at various dates through January 2003, and the zinc hedges mature at various dates through December 2003. Ineffectiveness has been immaterial for fiscal 2002. The majority of the losses in other comprehensive income will be reclassified to earnings within 12 months as the commodities are purchased.

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

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of this Statement will have a material impact on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Selected statements contained in this Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission (the "SEC"), including, without limitation, the Management's Discussion and Analysis that follows, that are not historical fact, constitute "forward-looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. These forward-looking statements include, without limitation, statements relating to future sales and operating results, growth, stock appreciation, projected capacity levels, pricing trends, anticipated capital expenditures, plant start-ups, capabilities, new products and markets and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand, changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; financial difficulties of customers, suppliers and others with whom we do business; the effect of national, regional and worldwide economic conditions; risks associated with doing business internationally, including economical, political and social instability, and foreign currency exposure; acts of war and terrorist activities; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the business environment and impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the SEC.

                                    OVERVIEW

         Worthington Industries, Inc. is a diversified steel processor that focuses on value-added steel processing and metals-related businesses. We operate 43 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in eight joint ventures, which as of November 30, 2001 operated 16 facilities worldwide.

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

SECOND QUARTER - FISCAL 2002 COMPARED TO FISCAL 2001

         For the second quarter ended November 30, 2001 (the "second quarter") of the fiscal year ending May 31, 2002 ("fiscal 2002"), net sales decreased 10% or $47.0 million to $410.4 million from $457.4 million in the comparable quarter of the fiscal year ended May 31, 2001 ("fiscal 2001"). The decrease in net sales primarily was due to weaker demand within the Processed

Steel Products and Pressure Cylinders segments and competitive pricing pressure in Metal Framing and Processed Steel Products. The following provides further information on net sales by segment:

         - Processed Steel Products. Net sales decreased 10% or $31.1 million to $275.5 million for the second quarter of fiscal 2002 from $306.6 million in the comparable quarter of fiscal 2001. The weak demand for steel resulted in lower direct volumes and reduced sales by $20.5 million. In addition, lower raw material costs and a shift in product mix to lower value products caused direct selling prices to decline and reduced sales by $11.9 million. A $3.2 million increase in toll processing shipments helped offset the decrease in direct sales.

         - Metal Framing. Net sales of $75.7 million for the second quarter of fiscal 2002 decreased 15% or $13.5 million from $89.2 million in the comparable quarter of fiscal 2001. The economic slowdown and the highly competitive commercial construction market caused building products selling prices to fall reducing sales by $13.0 million. In addition, the prior year quarter included $2.9 million in sales related to our stainless operation that was closed in December 2000. However, increases in building products volumes increased sales by $2.4 million.

         - Pressure Cylinders. Net sales decreased 6% or $3.7 million to $56.1 million for the second quarter of fiscal 2002 from $59.8 million in the comparable quarter of fiscal 2001. Volume decreases reduced sales by $6.3 million, reflecting the slumping economy and the high inventory levels of certain major customers. Most product lines were down, including the two largest - liquefied petroleum gas (LPG) and refrigerant cylinders. Higher selling prices increased sales by $2.4 million, partially offsetting the overall decrease.

         Gross margin on sales increased to 14.9% for the second quarter of fiscal 2002 from 12.4% for the comparable quarter of fiscal 2001. The depressed margin in the prior year quarter was the result of higher priced steel and the inability to increase sales prices. The improvement in the quarter reflects a relationship between sales prices and material cost which is closer to historical levels.

         Selling, general and administrative ("SG&A") expense decreased 2% or $0.8 million to $41.2 million for the second quarter of fiscal 2002 from $42.0 million in the comparable quarter of fiscal 2001. This decrease primarily was due to a $1.7 million favorable legal settlement, a $1.2 million decrease in professional fees, a $0.5 million decrease in travel & entertainment expenses and the elimination of $0.4 million of goodwill amortization resulting from the adoption of SFAS No. 142. This was partially offset by a $3.3 million increase in bad debt expense reflecting the current economic environment.

         Operating income increased 37% or $5.5 million to $20.1 million for the second quarter of fiscal 2002 from $14.6 million in the comparable quarter of fiscal 2001. In spite of the overall decrease in net sales, the increase in operating income was driven by higher margins in the Processed Steel Products segment. The following provides further information on operating income by segment:

         - Processed Steel Products. Operating income of $14.9 million for the second quarter of fiscal 2002 increased 196% or $9.9 million from $5.0 million in the comparable quarter of fiscal 2001. As mentioned above, the spread between the selling price and purchase price of steel was depressed in the prior year quarter. In fiscal 2002, the spread returned to a more historically normal level on a per ton basis. This improvement was driven mainly by lower raw material prices and increased operating income by $9.0 million. Additional savings were achieved through a $4.5 million decrease in compensation and benefits expense due to a reduction of 461 employees and lower expenses due to a $1.7 million legal settlement. Lower volumes and higher bad debt expense reduced operating income $6.1 million and $1.5 million, respectively.

         - Metal Framing. Operating income decreased 56% or $4.2 million to $3.3 million for the second quarter of fiscal 2002 from $7.4 million in the comparable quarter of fiscal 2001. Competitive pressure on the sales price overshadowed an 11% decrease in the cost of raw material reducing operating income by $6.3 million. Increased operating costs due to the new Hawaii and Washington facilities further reduced operating income by $0.6 million. However, increased volume partially offset the decreases by $3.4 million.

         - Pressure Cylinders. Operating income decreased 21% or $0.7 million to $2.5 million for the second quarter of fiscal 2002 from $3.2 million in the comparable quarter of fiscal 2001. Despite a $2.9 million improvement in the spread between the sales price and the cost of raw material, the previously mentioned depressed sales volumes more than offset the improvement reducing operating income by $3.9 million.

         Interest expense decreased 40% or $3.9 million to $5.7 million for the second quarter of fiscal 2002 from $9.6 million in the comparable quarter of fiscal 2001 primarily due to a $121.5 million reduction in debt (see description in "Liquidity and Capital Resources"). At November 30, 2001, approximately 98% of our $299.1 million of consolidated debt was at fixed rates of interest.

         Equity in net income of unconsolidated affiliates decreased 18% or $1.1 million to $5.1 million for the second quarter of fiscal 2002 from $6.2 million in the comparable quarter of fiscal 2001. Most of this decline was attributable to the decrease in sales at WAVE and WSP and the increase in operating expenses at WAVE.

         Our effective tax rate for the second quarter of fiscal 2002 and fiscal 2001 was 36.5%.

YEAR-TO-DATE - FISCAL 2002 COMPARED TO FISCAL 2001

         For the first six months of fiscal 2002, net sales decreased 13% or $121.7 million to $819.9 million from $941.6 million in the comparable period of fiscal 2001. This decline primarily was volume driven within the Processed Steel Products and Pressure Cylinders segments and was impacted by lower selling prices in Metal Framing and Processed Steel Products. The following provides further information on net sales by segment:

         - Processed Steel Products. Net sales decreased 13% or $83.6 million to $541.1 million for the first six months of fiscal 2002 from $624.7 million in the comparable period of fiscal 2001. The weak demand for steel resulted in lower direct volumes and reduced sales by $55.9 million. In addition, lower raw material costs and a shift in the product mix to lower value added products reduced direct selling prices, which decreased sales by $29.0 million. However, an increase in toll processing volumes partially negated the decrease in direct sales by $5.3 million.

         - Metal Framing. Net sales of $155.2 million for the first six months of fiscal 2002 decreased 16% or $29.0 million from $184.2 million in the comparable period of fiscal 2001. The erosion of sales prices for core building products, brought on by weak demand and strong competition, resulted in a $23.8 million reduction in net sales. The elimination of the stainless product line in December 2000 also reduced net sales by $6.0 million in the current year.

         - Pressure Cylinders. Net sales decreased 9% or $12.1 million to $117.7 million for the first six months of fiscal 2002 from $129.8 million in the comparable period of fiscal 2001. Lower volumes, largely due to weak domestic demand for LPG cylinders, resulted in a $13.2 million reduction in net sales.

         Gross margin on sales increased to 14.8% for the first six months of fiscal 2002 from 12.8% in the comparable period of fiscal 2001. Higher priced steel and the inability to increase sales prices caused the depressed margin in the prior year period. As mentioned earlier, the improvement in the first six months of fiscal 2002 is more representative of our historical relationship between sales prices and material cost.

         SG&A expense decreased 6% or $5.4 million to $78.6 million for the first six months of fiscal 2002 from $84.0 million in the comparable period of fiscal 2001. The main reasons for the reduction were lower professional fees of $2.7 million, a $1.9 million gain on the sale of an airplane, lower depreciation and amortization of $1.8 million due to less spending and the elimination of goodwill amortization, a $1.7 million gain related to a legal settlement and lower travel & entertainment expenses of $0.7 million. The decrease was partially offset by a $3.8 million increase in bad debt expense.

         Operating income increased 17% or $6.2 million to $42.7 million for the first six months of fiscal 2002 from $36.5 million in the comparable period of fiscal 2001. Most of this increase is attributable to improved margins in Processed Steel Products even with the overall decrease in net sales. The following provides further information on operating income by segment:

         - Processed Steel Products. Operating income increased 98% or $14.0 million to $28.4 million for the first six months of fiscal 2002 from $14.4 million in the comparable period of fiscal 2001. Improvement in the spread between the selling price and the cost of raw material increased operating income by $22.7 million. Additional savings were achieved through a $5.7 million decrease in compensation and benefits expense due to a reduction of 461 employees, lower expenses due to a $1.7 million legal settlement, lower utilities costs (mainly natural gas) of $1.7 million and lower repair

                  & maintenance expenses of $1.1 million. Lower volumes and higher bad debt expense reduced operating income $18.5 million and $2.3 million, respectively.

         - Metal Framing. Operating income decreased 40% or $6.6 million to $9.8 million for the first six months of fiscal 2002 from $16.4 million in the comparable period of fiscal 2001. The net impact of lower selling prices and a 19% decline in raw materials pricing reduced operating income by $10.4 million. Furthermore, increased expenses related to the new Hawaii and Washington facilities contributed to a $0.9 million increase in manufacturing expense. However, increased volumes partially offset these decreases by $4.8 million.

         - Pressure Cylinders. Operating income decreased 49% or $4.2 million to $4.3 million for the first six months of fiscal 2002 from $8.5 million in the comparable period of fiscal 2001. Lower overall sales volumes, in particular the LPG product line, and higher bad debt expense reduced operating income by $7.1 million and $1.4 million, respectively. These decreases were partially offset by a $1.8 million increase in the spread between the selling price and the cost of raw materials, caused mainly by lower raw material prices, and lower compensation and benefits expenses of $1.8 million due to a reduction of 122 employees.

         Interest expense decreased 41% or $7.7 million to $11.2 million for the first six months of fiscal 2002 from $18.9 million in the comparable period of fiscal 2001 primarily due to the previously mentioned reduction in debt (see description in "Liquidity and Capital Resources"). Additionally, our average interest rate on short-term unsecured notes payable was 3.87% for the first six months of fiscal 2002 compared to 6.84% for the first six months of fiscal 2001.

           Equity in net income of unconsolidated affiliates decreased 25% or $3.2 million to $10.0 million for the first six months of fiscal 2002 from $13.2 million in the comparable period of fiscal 2001. The main reasons for the decrease were lower sales at WAVE, WSP and TWB and higher operating expenses at each joint venture.

         Our effective tax rate was 36.5% for the first six months of fiscal 2002 and fiscal 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

         For the first six months of fiscal 2002, we generated $69.1 million in cash from operating activities, representing a $99.5 million decrease from the comparable period of fiscal 2001. The decrease primarily was due to the magnitude of the initial sale of accounts receivable in the prior year (see description below).

         Our investing and financing activities during the first six months of fiscal 2002 included disbursing $27.3 million in dividends to shareholders, investing $25.1 million in capital projects and retiring $17.5 million of long-term debt. These transactions were funded by the cash flows from our operations and $9.7 million in proceeds from the sale of assets ($7.5 million for the corporate jet and $2.1 million for the Malvern assets).

         Capital spending during the first six months of fiscal 2002 included the following: $11.7 million in our Processed Steel Products segment mainly to complete the construction of the Clyde facility; $8.2 million in our Metal Framing segment with spending for the Hawaii and Washington facilities and for the Design Group; $3.5 million in the Pressure Cylinders segment partly for the new pressline in Westerville; and $1.8 million mainly in our steel pallet business for the continued installation of welding equipment.

         In November 2000, we entered into a $120.0 million revolving trade receivables securitization ("TRS") facility with a commercial bank which was expanded to $190.0 million in May 2001. Under the TRS facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation ("WRC"), a wholly-owned, bankruptcy-remote subsidiary. WRC then sells undivided ownership interests in those accounts receivable to independent third parties. As of November 30, 2001, $110.0 million of accounts receivable had been sold. The proceeds from these sales have been used to reduce short-term borrowings.

         Consolidated net working capital declined $17.3 million from May 31, 2001 to $125.8 million at November 30, 2001. The decrease was primarily the result of a reduction in accounts receivable due to lower sales in all segments, partially offset by a decrease in accounts payable and short-term notes.

         We maintain a $190.0 million revolving credit facility (the "Revolver") with a group of commercial banks, which expires in May 2003, to finance the cash requirements of our business operations. We had no outstanding borrowings under the Revolver at November 30, 2001. We also have short-term uncommitted lines of credit extended by various commercial banks available as needed. Outstanding borrowings under these uncommitted lines at November 30, 2001 were $5.4 million.

         At November 30, 2001, our total debt was $299.1 million compared to $324.8 million at the end of fiscal 2001 primarily due to the previously mentioned retirement of long-term debt. As a result, our debt to capital ratio decreased to 31.7% from 33.3% at the end of fiscal 2001.

         From time to time, we engage in discussions with respect to selected acquisitions, and we expect to continue to assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated or that any needed additional financing will be available on satisfactory terms when required. Absent any acquisitions, we anticipate that cash flows from operations and unused short-term borrowing capacity should be more than sufficient to fund expected normal operating costs, dividends, working capital, and capital expenditures for our existing businesses.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

        None

Reports on Form 8-K:

        No reports on Form 8-K were filed during the fiscal quarter ended November 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               WORTHINGTON INDUSTRIES, INC.

Date:  January 9, 2002       By: /s/ John T. Baldwin
       ------------------        ----------------------------------------
                                     John T. Baldwin
                                     Vice President & Chief Financial Officer
                                     (On behalf of the Registrant and as
                                     Principal Financial Officer)