Form 10-Q
period 2002-02-28
WORTHINGTON INDUSTRIES INC
filed 2002-04-15
CIK 108516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                Ohio                                      31-1189815
-----------------------------------------  -------------------------------------
        (State of Incorporation)               (IRS Employer Identification No.)

  1205 Dearborn Drive, Columbus, Ohio                       43085
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (614) 438-3210
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

     As of March 31, 2002, 85,437,625 of the Registrant's common shares, without par value, were outstanding.

                          WORTHINGTON INDUSTRIES, INC.

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets -
              February 28, 2002 and May 31, 2001.............................3

              Condensed Consolidated Statements of Earnings -
              Three and Nine Months Ended February 28, 2002 and 2001.........4

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended February 28, 2002 and 2001...................5

              Notes to Condensed Consolidated Financial Statements...........6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................11

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................20

SIGNATURES..................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          WORTHINGTON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             FEB. 28,             MAY 31,
                                                                               2002                2001
                                                                         -----------------    -----------------
                                ASSETS                                      (UNAUDITED)           (AUDITED)

Current Assets
   Cash and cash equivalents                                                  $       610         $       194
   Accounts receivable, net                                                       144,610             169,330
   Inventories
      Raw materials                                                               103,167             102,051
      Work in process                                                              56,933              59,735
      Finished products                                                            65,797              65,720
                                                                         -----------------    -----------------
         Total Inventories                                                        225,897             227,506
   Other current assets                                                            47,601              52,689
                                                                         -----------------    -----------------
         Total Current Assets                                                     418,718             449,719
Investments in Unconsolidated Affiliates                                           89,420              58,638
Goodwill                                                                           75,679              76,439
Other Assets                                                                       35,845              54,317

Property, Plant and Equipment                                                   1,264,522           1,201,190
Less Accumulated Depreciation                                                     481,349             364,441
                                                                         -----------------    -----------------
   Property, Plant and Equipment, net                                             783,173             836,749
                                                                         -----------------    -----------------

         Total Assets                                                         $ 1,402,835         $ 1,475,862
                                                                         =================    =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                           $   209,644         $   207,568
   Notes payable                                                                   29,039              13,794
   Current maturities of long-term debt                                             1,622               1,748
   Other current liabilities                                                       92,146              83,509
                                                                         -----------------    -----------------
         Total Current Liabilities                                                332,451             306,619
Other Liabilities                                                                  74,255              69,396
Long-Term Debt                                                                    291,430             309,208
Deferred Income Taxes                                                             116,306             140,974
Shareholders' Equity                                                              588,393             649,665
                                                                         -----------------    -----------------

         Total Liabilities and Shareholders' Equity                           $ 1,402,835         $ 1,475,862
                                                                         =================    =================


See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT PER SHARE)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   FEBRUARY 28,                          FEBRUARY 28,
                                                        -----------------------------------   -----------------------------------
                                                              2002              2001                2002              2001
                                                        -----------------  ----------------   ----------------  -----------------
Net sales                                                    $   405,740       $   418,717         $1,225,677        $1,360,310
Cost of goods sold                                               354,889           365,134          1,053,532         1,186,228
                                                        -----------------  ----------------   ----------------  -----------------
      Gross Margin                                                50,851            53,583            172,145           174,082
Selling, general & administrative expense                         36,753            41,916            115,367           125,882
Restructuring expense                                             64,575             6,474             64,575             6,474
                                                        -----------------  ----------------   ----------------  -----------------
      Operating Income (Loss)                                    (50,477)            5,193             (7,797)           41,726
Other income (expense):
   Miscellaneous expense                                            (117)             (353)            (1,245)             (700)
   Nonrecurring loss                                             (21,223)                -            (21,223)                -
   Interest expense                                               (5,815)           (7,300)           (17,000)          (26,207)
   Equity in net income of unconsolidated
     affiliates                                                    5,404             5,261             15,365            18,465
                                                        -----------------  ----------------   ----------------  -----------------
      Earnings (Loss) Before Income Taxes                        (72,228)            2,801            (31,900)           33,284
Income tax expense (benefit)                                     (26,363)            1,023            (11,643)           12,149
                                                        -----------------  ----------------   ----------------  -----------------

      Net Earnings (Loss)                                    $   (45,865)      $     1,778         $  (20,257)       $   21,135
                                                        =================  ================   ================  =================

Average Common Shares Outstanding -
  Diluted                                                         85,985            85,477             85,853            85,662
                                                        -----------------  ----------------   ----------------  -----------------

Earnings (Loss) Per Common Share - Basic
  & Diluted                                                  $     (0.53)      $      0.02         $    (0.24)       $     0.25
                                                        =================  ================   ================  =================

Cash Dividends Declared Per Common
  Share                                                      $      0.16       $      0.16         $     0.48        $     0.48
                                                        =================  ================   ================  =================




See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     FEBRUARY 28,
                                                                         --------------------------------------
                                                                               2002                 2001
                                                                         -----------------    -----------------
OPERATING ACTIVITIES:
   Net earnings (loss)                                                       $   (20,257)          $   21,135
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                                               51,413               53,931
      Restructuring expense                                                       64,575                6,474
      Nonrecurring loss                                                           21,223                    -
      Other adjustments                                                          (32,680)              (7,075)
      Changes in current assets and liabilities                                    3,564              144,662
                                                                         -----------------    -----------------
         Net Cash Provided by Operating Activities                                87,838              219,127

INVESTING ACTIVITIES:
   Investment in property, plant and equipment, net                              (33,119)             (46,885)
   Acquisitions, net of cash acquired                                                  -               (2,043)
   Investment in equity affiliates                                               (21,000)                   -
   Proceeds from sale of assets                                                   10,037                  818
                                                                         -----------------    -----------------
         Net Cash Used by Investing Activities                                   (44,082)             (48,110)

FINANCING ACTIVITIES:
   Proceeds from (payments on) short-term borrowings                              15,246             (120,916)
   Proceeds from long-term debt                                                        -                2,210
   Principal payments on long-term debt                                          (18,004)              (2,215)
   Repurchase of common shares                                                         -               (3,406)
   Dividends paid                                                                (40,986)             (41,162)
   Other                                                                             404               (5,280)
                                                                         -----------------    -----------------
         Net Cash Used by Financing Activities                                   (43,340)            (170,769)
                                                                         -----------------    -----------------

Increase in cash and cash equivalents                                                416                  248
Cash and cash equivalents at beginning of period                                     194                  538
                                                                         -----------------    -----------------

       Cash and Cash Equivalents at End of Period                            $       610           $      786
                                                                         =================    =================







See notes to condensed consolidated financial statements.

                          WORTHINGTON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2002 ("fiscal 2002"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Worthington Industries, Inc. 2001 Annual Report to Shareholders and incorporated by reference in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2001.

NOTE B - INDUSTRY SEGMENT DATA


                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    FEBRUARY 28,                          FEBRUARY 28,
                                        -----------------------------------   -----------------------------------
     IN THOUSANDS                            2002               2001               2002               2001
                                        ----------------   ----------------  -----------------  -----------------
NET SALES:
   Processed Steel Products                $    262,840       $    266,211      $    803,946       $    890,902
   Metal Framing                                 68,515             78,080           223,752            262,305
   Pressure Cylinders                            70,710             72,707           188,375            202,498
   Other                                          3,675              1,719             9,604              4,605
                                        ----------------   ----------------  -----------------  -----------------
                                           $    405,740       $    418,717      $ 1 ,225,677       $  1,360,310
                                        ================   ================  =================  =================

OPERATING INCOME (LOSS):
   Processed Steel Products               $      10,366     $        6,235     $      38,807      $      20,628
   Metal Framing                                    403              3,703            10,230             20,144
   Pressure Cylinders                             4,882              2,920             9,220             11,405
   Other                                         (1,553)            (1,191)           (1,479)            (3,977)
   Restructuring Expense                        (64,575)            (6,474)          (64,575)            (6,474)
                                        ----------------   ----------------  -----------------  -----------------
                                          $     (50,477)    $        5,193    $       (7,797)     $      41,726
                                        ================   ================  =================  =================

                                                                                  FEB. 28,          MAY 31,
                                                                                    2002              2001
                                                                             -----------------  -----------------
TOTAL ASSETS:
   Processed Steel Products                                                   $      867,426      $     908,090
   Metal Framing                                                                     236,123            239,890
   Pressure Cylinders                                                                158,276            178,866
   Other                                                                             141,010            149,016
                                                                             -----------------  -----------------
                                                                              $    1,402,835      $   1,475,862
                                                                             =================  =================


NOTE C - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are summarized as follows:


                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    FEBRUARY 28,                          FEBRUARY 28,
                                         -----------------------------------   -----------------------------------
         IN THOUSANDS                         2002               2001               2002               2001
                                         ----------------   ----------------   ----------------  -----------------
Net earnings (loss)                        $     (45,865)   $         1,778      $     (20,257)   $       21,135
Cash flow hedges                                  (1,230)                 -             (3,612)                -
Foreign currency translation                       3,020               (437)             3,119            (1,560)
Other                                                (29)               (16)               (78)              (68)
                                         ----------------   ----------------   ----------------  -----------------
     Total comprehensive
       income (loss)                       $     (44,104)   $         1,325      $     (20,828)   $       19,507
                                         ================   ================   ================  =================





NOTE D - RESTRUCTURING EXPENSE

     During the quarter ended February 28, 2002, the Company announced a consolidation plan to improve the utilization of assets. This plan affects each of the Company's business segments as six facilities will be closed and two others will be restructured. As part of the consolidation plan, the Company recorded a $64,575,000 pre-tax restructuring expense. The restructuring expense includes a write-down to fair value of certain property and equipment, severance and employee related costs, and other items. Of this expense, all but $11,842,000 for severance and employee related costs are non-cash charges. The severance and employee related costs are due to the elimination of 542 administrative, production and other employee positions. As of February 28, 2002, 155 employee positions had been eliminated (140 through termination and 15 through retirement and attrition), and severance of $389,000 was paid. The consolidation process should be substantially completed within the next 12 months.

     The components of the restructuring expense are summarized as follows:


                                                     AMOUNT                               BALANCE
                                                     CHARGED                              FEB. 28,
                 IN THOUSANDS                       TO INCOME          PAYMENTS             2002
                                                 ---------------   ----------------   ---------------

Property and equipment                                  $ 48,245        $      -          $ 48,245
Severance and employee related                            11,842            (398)           11,444
Other items                                                4,488                             4,488
                                                 ---------------   ----------------   ---------------
     Total                                              $ 64,575        $   (398)         $ 64,177
                                                 ===============   ================   ===============


     The sales of the affected plants will be transferred to other Company locations except for the sales of Itu, Brazil and the painted and coated products of the Malvern, Pennsylvania, facility. Net sales for the products that will not be transferred were $8,683,000 and $13,836,000 for the three months ended February 28, 2002 and 2001, respectively, and $37,050,000 and $48,557,000 for the nine months ended February 28, 2002 and 2001, respectively. The related operating loss for these products was $2,185,000 and $4,373,000 for the three months ended

February 28, 2002 and 2001, respectively, and $4,011,000 and $8,185,000 for the nine months ended February 28, 2002 and 2001, respectively.

     During the quarter ended February 28, 2001, the Company recorded a pre-tax restructuring expense of $6,474,000 for the partial shutdown of Malvern. The Company has sold all of the idled equipment and settled the termination liabilities for approximately the costs that were accrued.

NOTE E - GOODWILL

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. During the six months ended November 30, 2001, the Company performed the required impairment tests of goodwill. No impairments were indicated. The annual impairment test will be performed during the fourth quarter of fiscal 2002.

     The impact of the adoption of SFAS No. 142 is summarized as follows:


                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      FEBRUARY 28,                          FEBRUARY 28,
                                         -----------------------------------   -----------------------------------
IN THOUSANDS, EXCEPT PER SHARE                 2002               2001               2002               2001
                                         ----------------   ----------------   ----------------  -----------------
Net earnings (loss) as reported            $     (45,865)   $         1,778      $     (20,257)   $       21,135
Add back:  goodwill
  amortization after-tax                               -                360                  -             1,080
                                         ----------------   ----------------   ----------------  -----------------
    Adjusted net earnings (loss)           $     (45,865)   $         2,138      $     (20,257)   $       22,215
                                         ================   ================   ================  =================

Earnings (loss) per common
  share as reported - basic &
  diluted                                  $       (0.53)   $          0.03      $       (0.24)   $         0.25
Goodwill amortization after-tax                        -                  -                  -              0.01
                                         ----------------   ----------------   ----------------  -----------------
    Adjusted earnings (loss) per
      common share - basic &
      diluted                              $       (0.53)   $          0.03      $       (0.24)   $         0.26
                                         ================   ================   ================  =================


Goodwill by segment is summarized as follows:


                                       FEB. 28,            MAY 31,
        IN THOUSANDS                     2002               2001
                                   ----------------   ----------------

Processed Steel Products               $         -        $        17
Metal Framing                               57,752             57,752
Pressure Cylinders                          17,361             18,104
Other                                          566                566
                                   ----------------   ----------------
                                       $    75,679        $    76,439
                                   ================   ================

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

     Commodity Swap Contracts: The Company is exposed to market risk for price fluctuations on purchases of steel, zinc, natural gas, nickel and other raw materials and utility requirements. To limit this exposure, the Company negotiates the best prices for its commodities and competitively prices its products and services to reflect the fluctuations in commodity market prices. To a limited extent, the Company has entered into commodity derivative instruments (cash flow hedges) to hedge purchases of steel, zinc and natural gas. The steel hedges mature at various dates through January 2003, the zinc hedges mature at various dates through December 2003, and the natural gas hedges mature at various dates through March 2003. Ineffectiveness has been immaterial for fiscal 2002. The majority of the losses in other comprehensive income will be reclassified to earnings within 12 months as the commodities are purchased. The Company has considered the changes in counterparty creditworthiness and expects the contracts to remain highly effective in offsetting the changes in fair value of the hedged forecasted transactions.

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

NOTE G - NONRECURRING LOSS

     During the quarter ended February 28, 2002, the Company established a $21,223,000 reserve for the impairment of assets related to previously discontinued operations. During fiscal 1999, the Company sold all of the assets of its Custom Products and Cast Products business segments for aggregate proceeds of $194,000,000 in cash and $30,000,000 in preferred stock and subordinated debt issued by four acquirers. As economic conditions have deteriorated, each of the issuers has encountered difficulty making scheduled payments under the terms of the preferred stock and subordinated debt. The Company will continue to review these assets for impairment indicators and potential write-downs in value.

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of this Statement to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Selected statements contained in this Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission (the "SEC"), including, without limitation, the Management's Discussion and Analysis that follows, that are not historical fact, constitute "forward-looking statements" that are based on management's beliefs, estimates, assumptions and currently available information. These forward-looking statements include, without limitation, statements relating to future sales and operating results; growth; stock appreciation; projected capacity levels; pricing trends; anticipated capital expenditures; plant start-ups; capabilities;, new products and markets; projected timing, results, costs, charges and expenditures related to plant closures and consolidations; and other non-historical information. Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, product demand; changes in product mix and market acceptance of products; changes in pricing or availability of raw materials, particularly steel; effects of plant closures and the consolidation of operations; capacity restraints and efficiencies; conditions in major product markets; delays in construction or equipment supply; financial difficulties of customers, suppliers and others with whom we do business; the effect of national, regional and worldwide economic conditions; risks associated with doing business internationally, including economical, political and social instability, and foreign currency exposure; acts of war and terrorist activities; the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the business environment and impact of governmental regulations, both in the United States and abroad; and other risks described from time to time in filings with the SEC.

                                    OVERVIEW

     Worthington Industries, Inc. is a diversified steel processor that focuses on value-added steel processing and metals-related businesses. We operate 43 facilities worldwide, principally in three reportable business segments:
Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in seven joint ventures, which as of February 28, 2002 operated 16 facilities worldwide.

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

                          CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Of the significant accounting policies identified in our Annual Report on Form 10-K for the fiscal year ended May 31, 2001, we believe that the following may involve a higher degree of judgment, estimation or assumption that might lead us to report materially different amounts under different conditions or using different assumptions:

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts is estimated to cover the risk of loss related to our accounts receivable, including the risk associated with our retained interest in the pool of receivables sold through our accounts receivable securitization ("A/R securitization") facility. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of charge-offs, recoveries and credit losses; the careful monitoring of portfolio credit quality; and current and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Impairment of Long-Lived Assets

We periodically review the carrying value of our long-lived assets held and used and assets to be disposed of, including goodwill and other intangible assets, when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.

Accounting for Derivatives and Other Contracts at Fair Value

We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices, interest rates and foreign currency rates. Such accounting is complex and continues to evolve. Significant judgments and estimates are involved in the estimating of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could affect the estimated fair values.

Restructuring Reserves

We have recorded reserves in connection with our announced consolidation plan. These reserves were established based on estimates of the fair value of affected property, equipment and other items and the expected payments for severance and employee related costs. Although we do not anticipate significant changes, the actual costs could differ from these estimates.

                             RESULTS FROM OPERATIONS

     Our earnings for the third quarter ended February 28, 2002 (the "third quarter") of the fiscal year ending May 31, 2002 ("fiscal 2002") were impacted by two one-time charges: a $64.6 million pre-tax restructuring expense and a $21.2 million pre-tax charge to establish a reserve for the impairment of certain assets. In addition, the comparable quarter of the fiscal year ended May 31, 2001 ("fiscal 2001") was impacted by a $6.5 million charge for the partial shutdown of the Malvern, Pennsylvania, facility.

     In January 2002, we announced a consolidation plan that included the closing of six of our facilities and the restructuring of two others. The eight facilities impacted by the consolidation plan represent each of the company's three business segments - Processed Steel Products (4), Metal Framing (1) and Pressure Cylinders (3). In our Processed Steel Products segment, we have initiated closing procedures at our facilities located in Malvern and Jackson, Michigan, and we are cutting overhead costs at our Louisville, Kentucky, facility. The Rock Hill, South Carolina, facility will become a Metal Framing location serving both Metal Framing and Processed Steel Products. The current Metal Framing facility in Fredericksburg, Virginia, will be closed and its operations moved to Rock Hill. In our Pressure Cylinders segment, we are discontinuing the operations of two partnerships in Itu, Brazil, and closing a production facility in Claremore, Oklahoma.

     This consolidation plan includes a workforce reduction of 542 employees and results in a pre-tax restructuring charge of $64.6 million. Of this charge, $11.8 million represents a cash outlay for severance and employee related payments, and the remainder represents the write-down of assets to their fair market value. Going forward, we estimate this plan will actually improve our annual operating income by $10 million, despite reducing sales by $75 million. Headcount reductions and reduced depreciation will account for savings of $6 million and $4 million, respectively. See Note D of the Notes to Condensed Consolidated Financial Statements for more information.

     In addition to the restructuring charge, we established a $21.2 million reserve for the impairment of certain preferred stock and subordinated debt we received as partial payment from four acquirers when we sold the assets of our Custom Products and Cast Products business segments during fiscal 1999. As economic conditions have deteriorated, each of the issuers has encountered difficulty making scheduled payments under the terms of the preferred stock and subordinated debt. The combined after-tax impact of these two charges reduced our net income for the fiscal 2002 third quarter by $54.5 million.

     In February 2002, we formed Aegis Metal Framing, LLC ("Aegis"), a joint venture with MiTek Industries, Inc. ("MiTek"). Aegis combines the manufacturing and distribution capabilities of our Metal Framing segment with the software, engineering and marketing functions of MiTek's Steel Framing Systems division. We invested $21.0 million for a 60% interest in the joint venture and purchased the rollforming assets of MiTek for $1.1 million. This joint venture will be accounted for on the equity method, as control of the critical business decisions will be equally shared with Mitek. Manufacturing is contracted to our Metal Framing segment which manufactures and sells the product to Aegis.

     Effective June 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling method of business combinations while SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets. While there was no impact from adopting SAFS No. 141, SFAS No. 142 increased after-tax income by approximately $0.4 million and $1.1 million for the three and nine month periods ending February 28, 2002, respectively. See Note E of the Notes to Condensed Consolidated Financial Statements for more information.

     We took a $6.5 million pre-tax restructuring charge last year in the third quarter when we closed a portion of our Malvern facility. The result of this partial closure was a reduction in the workforce of 160 employees and the write-down to fair market value of the affected assets. The after-tax impact of this charge reduced our fiscal 2001 income by $4.1 million. This partial closure was substantially completed by December 31, 2001.

THIRD QUARTER - FISCAL 2002 COMPARED TO FISCAL 2001

     For the third quarter of fiscal 2002, net sales decreased 3% or $13.0 million to $405.7 million from $418.7 million in the comparable quarter of fiscal 2001. The decrease in net sales primarily was due to competitive pricing pressure within our Processed Steel Products and Metal Framing segments. Overall, volumes were up and partially offset the price decrease. Volume gains in Processed Steel Products and Metal Framing were somewhat reduced by weaker demand within Pressure Cylinders.

     Gross margin decreased 5% or $2.7 million to $50.9 million for the third quarter of fiscal 2002 from $53.6 million in the comparable quarter of fiscal 2001. The decrease primarily was due to average selling prices falling more quickly than material costs, reducing gross margin by $12.3 million. Higher sales volume and lower manufacturing expenses partially offset this decrease by $5.1 million and $4.5 million, respectively. Manufacturing expenses were favorable due to lower wages and benefit expenses from headcount reductions and reduced utilities expense mainly due to lower natural gas cost. These factors reduced gross margin as a percentage of sales to 12.5% for the third quarter of fiscal 2002 from 12.8% in the comparable quarter of fiscal 2001. The current and prior period gross margins remain below historical levels.

     Selling, general and administrative ("SG&A") expense decreased 12% or $5.1 million to $36.8 million for the third quarter of fiscal 2002 from $41.9 million in the comparable quarter of fiscal 2001. Almost all SG&A categories were reduced by double-digit percentages, including professional fees attributed to lower consulting expenses; depreciation and amortization, due to lower levels of capital spending and the elimination of goodwill amortization resulting from the adoption of SFAS No. 142; and utilities expense.

     As a result, operating income increased 21% or $2.4 million to $14.1 million for the third quarter of fiscal 2002 from $11.7 million in the comparable quarter of fiscal 2001, excluding the effects of the previously mentioned restructuring expenses.

     Interest expense decreased 20% or $1.5 million to $5.8 million for the third quarter of fiscal 2002 from $7.3 million in the comparable quarter of fiscal 2001 primarily due to lower average debt resulting from lower working capital requirements and lower short-term interest rates. A/R securitization facility fees, which are recorded as miscellaneous expense, decreased $0.9 million to $0.8 million for the third quarter of fiscal 2002 from $1.7 million in the comparable quarter of fiscal 2001.

     Equity in net income of unconsolidated affiliates increased 3% or $0.1 million to $5.4 million for the third quarter of fiscal 2002 from $5.3 million in the comparable quarter of fiscal 2001. Higher operating income at WAVE and TWB was offset by lower results at WSP and Acerex.

     An income tax benefit of $26.4 million was recorded for the third quarter of fiscal 2002 compared to an expense of $1.0 million in the comparable quarter of fiscal 2001. The pre-tax loss in the current year resulting from the previously mentioned restructuring expense and the non-recurring loss were the reasons for the fluctuation. The estimated effective tax rate was 36.5% for the third quarter of fiscal 2002 and fiscal 2001.

     The following provides further information on net sales and operating income by segment:

     - Processed Steel Products. Net sales decreased 1% or $3.4 million to $262.8 million for the third quarter of fiscal 2002 from $266.2 million in the comparable quarter of fiscal 2001. Average selling prices declined due to lower raw material costs and a shift in product mix from direct to toll processing. However, increases in direct volumes, mainly in the automotive and construction markets, and higher toll processing volumes partially offset the decline in the average selling price. Operating income of $10.4 million for the third quarter of fiscal 2002 increased 66% or $4.2 million from $6.2 million in the comparable quarter of fiscal 2001. The increase in volumes mentioned above, especially in toll processing, improved operating income by $1.7 million. Additionally, compensation and benefits expense declined $3.0 million due to a reduction of employees, and utilities expense fell by $2.9 million primarily due to lower natural gas costs. Despite these positives, a decrease in the spread between the selling price and the purchase price of steel reduced operating income by $3.4 million.

     - Metal Framing. Net sales of $68.5 million for the third quarter of fiscal 2002 decreased 12% or $9.6 million from $78.1 million in the comparable quarter of fiscal 2001. Intense competition continued in the commercial construction market resulting in lower average selling prices. However, higher volumes, particularly in the new facilities in Hawaii and Washington, partially offset the overall decline. Operating income decreased 89% or $3.3 million to $0.4 million for the third quarter of fiscal 2002 from $3.7 million in the comparable quarter of fiscal 2001. Severe pricing pressure outweighed the favorable cost of raw materials, reducing operating income by $9.5 million. However, increased volumes of the core building products partially offset the decrease by $4.6 million. This was further offset by lower manufacturing and SG&A expenses of $1.6 million caused by a variety of factors including the elimination of goodwill amortization.

     - Pressure Cylinders. Net sales decreased 3% or $2.0 million to $70.7 million for the third quarter of fiscal 2002 from $72.7 million in the comparable quarter of fiscal 2001. The economic recession and high inventory levels at certain major customers reduced sales volumes and were primarily responsible for lower sales. Improved European sales partially offset reduced sales in North America, especially in the refrigerant cylinder product line. Operating income increased 67% or $2.0 million to $4.9 million for the third quarter of fiscal 2002 from $2.9 million in the comparable quarter of fiscal 2001. Lower raw materials expense helped offset a $1.8 million negative impact caused by lower sales volumes. In addition, direct labor costs were lower by $0.3 million, and reductions in other manufacturing expenses of $1.2 million led to gross margins that were comparable to the prior period. Due to the reduced sales activity and cost containment efforts, selling and administrative expenses were favorable by $2.0 million in the quarter, leading to the overall improvement in operating income.

YEAR-TO-DATE - FISCAL 2002 COMPARED TO FISCAL 2001

     For the first nine months of fiscal 2002, net sales decreased 10% or $134.6 million to $1,225.7 million from $1,360.3 million in the comparable period of fiscal 2001. This decline was volume driven within our Processed Steel Products and Pressure Cylinders segments and was impacted by lower selling prices in Metal Framing and Processed Steel Products.

     Gross margin decreased 1% or $2.0 million to $172.1 million for the first nine months of fiscal 2002 from $174.1 million in the comparable period of fiscal 2001. Higher priced steel and the inability to increase sales prices caused the depressed margin in the prior year period. Overall, the gross margin was $1.9 million lower than the prior year mainly due to lower sales volume combined with a reduction in the spread between the average selling price and material cost which reduced the gross margin by $13.8 million and $2.2 million, respectively. This was largely offset by a $14.1 million decrease in manufacturing expenses caused by a $7.7 million reduction in wages and benefits from headcount reductions, a $5.0 million reduction in utilities mainly from lower natural gas cost and a $2.2 million decrease in repairs and maintenance expenses. These factors increased gross margin as a percentage of sales to 14.0% for the first nine months of fiscal 2002 from 12.8% in the comparable period of fiscal 2001.

     SG&A expense decreased 8% or $10.5 million to $115.4 million for the first nine months of fiscal 2002 from $125.9 million in the comparable period of fiscal 2001. The reduction was attributable to a variety of factors including a $5.8 million decrease in professional expenses, a $2.7 million decrease in depreciation and amortization due to lower capital spending and the elimination of goodwill amortization, a $1.9 million gain on the sale of an airplane, a $1.7 million gain related to a legal settlement, and lower travel and entertainment expenses of $0.9 million. The decrease was partially offset by a $3.4 million increase in bad debt expense.

     Excluding the effects of the previously mentioned restructuring expenses, operating income increased 18% or $8.6 million to $56.8 million for the first nine months of fiscal 2002 from $48.2 million in the comparable period of fiscal 2001.

     Interest expense decreased 35% or $9.2 million to $17.0 million for the first nine months of fiscal 2002 from $26.2 million in the comparable period of fiscal 2001. This decrease primarily was driven by lower average debt levels due to the A/R securitization facility and lower working capital requirements, combined with lower average short-term interest rates. A/R securitization facility fees of $3.3 million for the first nine months of fiscal 2002 were recorded as miscellaneous expense.

     Equity in net income of unconsolidated affiliates decreased 17% or $3.1 million to $15.4 million for the first nine months of fiscal 2002 from $18.5 million in the comparable period of fiscal 2001 due to lower sales at WAVE, WSP and TWB and higher operating expenses at each joint venture.

     An income tax benefit of $11.6 million was recorded for the first nine months of fiscal 2002 compared to an expense of $12.1 million in the comparable period of fiscal 2001. The pre-tax loss in the current year resulting from the previously mentioned restructuring expense and the non-recurring loss were the reasons for the fluctuation. The estimated effective tax rate was 36.5% for the year-to-date periods of both fiscal 2002 and fiscal 2001.

     The following provides further information on net sales and operating income by segment:

     - Processed Steel Products. Net sales decreased 10% or $87.0 million to $803.9 million for the first nine months of fiscal 2002 from $890.9 million in the comparable period of fiscal 2001. Even with a strong third quarter, the weak year-to-date demand for steel led to lower volumes. Furthermore, selling prices fell due to reduced raw material costs and a shift in product mix from direct to toll processing. Operating income increased 88% or $18.2 million to $38.8 million for the first nine months of fiscal 2002 from $20.6 million in the comparable period of fiscal 2001. Improvement in the spread between direct selling prices and raw material costs increased operating income by $18.3 million. Additional savings were achieved through an $8.7 million decrease in compensation and benefits expense due to a reduction of employees, a $4.6 million decrease in utilities costs primarily due to lower natural gas expenses, a $1.7 million gain related to a legal settlement, a $1.5 million reduction in repairs and maintenance, a $1.5 million reduction in professional fees and a $1.2 million reduction in depreciation. Lower volumes and higher bad debt expense reduced operating income by $20.8 million and $2.2 million, respectively.

     - Metal Framing. Net sales of $223.8 million for the first nine months of fiscal 2002 decreased 15% or $38.6 million from $262.3 million in the comparable period of fiscal 2001. The erosion of sales prices for core building products brought on by weak demand and strong competition combined with the elimination of the stainless product line in December of 2000 caused the reduction in sales. Operating income decreased 49% or $9.9 million to $10.2 million for the first nine months of fiscal 2002 from $20.1 million in the comparable period of fiscal 2001. The net impact of lower average selling prices and lower raw materials cost was a $19.9 million reduction in operating income. In addition, increased costs related to the new Hawaii and Washington facilities contributed to a $1.2 million increase in manufacturing expense. Increased volumes partially offset these decreases by $9.4 million.

     - Pressure Cylinders. Net sales decreased 7% or $14.1 million to $188.4 million for the first nine months of fiscal 2002 from $202.5 million in the comparable period of fiscal 2001. This decrease was primarily due to weak domestic demand for LPG cylinders. Operating income decreased 19% or $2.2 million to $9.2 million for the first nine months of fiscal 2002 from $11.4 million in the comparable period of fiscal 2001. Lower overall sales volumes, especially the LPG product line, reduced operating income by $6.0 million. Higher bad debt expense of $1.4 million also contributed to the decrease. These factors were partially offset by lower compensation and benefits expenses of $2.8 million due to headcount reduction, a $0.9 million decrease in utilities expense and a $0.8 million reduction in supplies expense.

                         LIQUIDITY AND CAPITAL RESOURCES

     For the first nine months of fiscal 2002, we generated $87.8 million in cash from operating activities, representing a $131.3 million decrease from the comparable period of fiscal 2001. The decrease primarily was due to the initial sale of accounts receivable as part of the A/R securitization facility in November 2000 (see description below) and the prior year reduction in inventory levels.

     Our investing and financing activities during the first nine months of fiscal 2002 included disbursing $41.0 million in dividends to shareholders, investing $33.1 million in capital projects, investing $21.0 million in the Aegis joint venture, and retiring $18.0 million of long-term debt. These transactions were funded by the cash flows from our operations, $15.2 million in proceeds from short-term borrowings and $10.0 million in proceeds from the sale of assets ($7.5 million for the corporate jet and $2.4 million for the Malvern assets).

     Capital spending during the first nine months of fiscal 2002 included the following: $14.3 million in our Processed Steel Products segment primarily to complete the construction of the Clyde facility; $11.9 million in our Metal Framing segment with spending for MiTek machinery, the Washington facility and engineering software development; $4.0 million in the Pressure Cylinders segment partly for a new hydraulic press in Westerville; and $2.9 million in Other mainly in our steel pallet business to complete the installation of certain welding equipment.

     We have entered into a $190.0 million revolving A/R securitization facility with two commercial banks. Under this facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation ("WRC"), a wholly-owned, bankruptcy-remote subsidiary. WRC then sells undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. As of February 28, 2002, a $100.0 million undivided interest in this pool had been sold. The proceeds from these sales have been used to reduce short-term borrowings.

     Consolidated net working capital declined $56.8 million from May 31, 2001 to $86.3 million at February 28, 2002. A reduction in accounts receivable due to lower sales in all segments and a decrease in other current assets due to the sale of certain assets, combined with an increase in notes payable and an increase in other current liabilities for restructuring related accruals, were the main reasons for the decrease.

     We maintain a $190.0 million revolving credit facility (the "Revolver") with a group of commercial banks, which expires in May 2003, to finance the cash requirements of our business operations. We had no outstanding borrowings under the Revolver at February 28, 2002. We also have short-term uncommitted lines of credit extended by various commercial banks available as needed. Outstanding borrowings under these uncommitted lines at February 28, 2002 were $9.0 million.

     At February 28, 2002, our total debt was $322.1 million compared to $324.8 million at the end of fiscal 2001. The decrease in shareholders' equity, combined with the slight decline in debt, caused our debt to capital ratio to increase to 35.4% from 33.3% at the end of fiscal 2001.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

     None

Reports on Form 8-K:

     A Current Report on Form 8-K, dated January 24, 2002, was filed during the third quarter of fiscal 2002 to summarize the material provisions of our recently adopted consolidation plan. This information was provided under
     Item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WORTHINGTON INDUSTRIES, INC.


Date:  April 15, 2002             By: /s/ John T. Baldwin
       --------------                --------------------------------------
                                          John T. Baldwin
                                          Vice President & Chief Financial
                                          Officer (On behalf of the Registrant
                                          and as Principal Financial Officer)