Form 10-K
period 2002-05-31
WORTHINGTON INDUSTRIES INC
filed 2002-08-21
CIK 108516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ______________ to _____________

                           Commission File No. 1-8399

                          WORTHINGTON INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)


                               Ohio                                                           31-1189815
-------------------------------------------------------------------------       ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

             1205 Dearborn Drive, Columbus, Ohio                                                  43085
-------------------------------------------------------------------------       ------------------------------------
          (Address of Principal Executive Offices)                                             (Zip Code)

Registrant's telephone number, including area code       (614) 438-3210
                                                      --------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

Based upon the closing price of the Common Shares on August 1, 2002, as reported on the New York Stock Exchange composite tape (as reported by The Wall Street Journal), the aggregate market value of the Common Shares held by non-affiliates of the Registrant as of such date was approximately $1,198,743,875.


The number of Common Shares issued and outstanding as of August 1, 2002, was 85,596,365.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's 2002 Proxy Statement, to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 26, 2002, are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

                                TABLE OF CONTENTS


Safe Harbor Statement............................................................................................ii

Part I.

     Item 1.      Business........................................................................................1

     Item 2.      Properties......................................................................................6

     Item 3.      Legal Proceedings...............................................................................7

     Item 4.      Submission of Matters to a Vote of Security Holders.............................................7

Supplemental
Item.             Executive Officers of the Registrant............................................................8

Part II.

     Item 5.      Market For Registrant's Common Equity and Related Shareholder Matters..........................10

     Item 6.      Selected Financial Data........................................................................11

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................12

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................20

     Item 8.      Financial Statements and Supplementary Data....................................................21

     Item 9.      Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................42

Part III.

     Item 10.     Directors and Executive Officers of the Registrant.............................................42

     Item 11.     Executive Compensation.........................................................................42

     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                  Shareholder Matters............................................................................42

     Item 13.     Certain Relationships and Related Transactions.................................................43

Part IV.

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................43

Signatures            ...........................................................................................44

Index to Exhibits     ..........................................................................................E-1

                              SAFE HARBOR STATEMENT

         Selected statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" as used in Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management's beliefs, estimates, assumptions and currently available information and can be identified by the words "will", "may", "designed to", "outlook", "believes", "should", "plans", "expects", intends", "estimates" and similar expressions. These forward-looking statements include, without limitation, statements relating to:

          -    future sales, operating results and earnings per share;
          -    projected capacity levels and operating locations;
          -    pricing trends for raw materials and finished goods;
          -    anticipated capital expenditures;
          - projected timing, results, costs, charges and expenditures related to plant shutdowns & consolidations;
          -    new products and markets; and
          -    other non-historical trends.

         Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation,

          - product demand, changes in product mix and market acceptance of products;
          - fluctuations in pricing, quality or availability of raw materials, particularly steel;
          - effects of plant closures and the consolidation of operations and our ability to realize expected cost savings and operational efficiencies on a timely basis;
          - our ability to integrate newly acquired businesses with current businesses;
          - capacity restraints and efficiencies within our facilities and within the industry as a whole;
          - financial difficulties of customers, suppliers and others with whom we do business;
          - the effect of national, regional and worldwide economic conditions within our major product markets as well as generally;
          - risks associated with doing business internationally, including economical, political and social instability and foreign currency exposure;
          -    acts of war and terrorist activities;
          - the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;
          - the impact of governmental regulations, both in the United States and abroad; and
          - other risks described from time to time in our filings with the Securities and Exchange Commission.

                                     PART I


ITEM 1. - BUSINESS

   GENERAL OVERVIEW

         Worthington Industries, Inc., an Ohio corporation (individually the "Registrant" or "Worthington Industries" or, together with its subsidiaries, "Worthington"), headquartered in Columbus, Ohio, is a leading diversified metal processing company. We focus on value-added steel processing and manufactured metal products such as automotive past model service stampings, pressure cylinders and metal framing and, through joint ventures, metal ceiling grid systems and laser welded blanks. Worthington was founded in 1955 and has grown from a single steel slitting line into a diversified metal processor, which as of May 31, 2002, operated 43 facilities worldwide and held equity positions in seven joint ventures, which operated 16 facilities worldwide.

         For the fiscal year ended May 31, 2002 ("fiscal 2002"), our operations are reported principally in three business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. The Processed Steel Products segment includes the Worthington Steel business unit ("Worthington Steel") and the Gerstenslager business unit ("Gerstenslager"). The Metal Framing segment is comprised of the Dietrich Metal Framing business unit ("Dietrich") and the Pressure Cylinders segment consists of the Worthington Cylinder business unit ("Worthington Cylinders"). In addition, we hold an equity position in seven joint ventures, which are described below, two of which are consolidated into our consolidated financial statements included in "Item 8. - Financial Statements and Supplementary Data." During fiscal 2002, our Processed Steel Products, Metal Framing and Pressure Cylinders segments served over 1,200, 3,700 and 2,400 customers, respectively, located primarily in the United States. Foreign sales account for less than 10% of consolidated net sales and are comprised primarily of sales to customers in Canada and Europe. No single customer accounts for over 10% of our consolidated net sales.

         In January 2002, we announced a consolidation plan (the "Consolidation Plan") that impacts eight operating facilities across our three business segments. The Consolidation Plan calls for the closure of the Malvern, Pennsylvania, and Jackson, Michigan, Processed Steel Products locations, the Fredericksburg, Virginia, Metal Framing operation and the Claremore, Oklahoma, and two Itu, Brazil, Pressure Cylinders locations. We will move the Fredericksburg Metal Framing operations into the Worthington Steel Rock Hill facility. Finally, operations at the Worthington Steel Louisville, Kentucky, facility will be restructured to reduce overhead costs. A more detailed discussion of the Consolidation Plan is contained in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" within this Form 10-K.

         In February 2002, Dietrich joined with MiTek Industries, Inc. ("MiTek") to form Aegis Metal Framing, LLC ("Aegis"), an unconsolidated joint venture in which we have a 60% interest and MiTek has a 40% interest. Aegis combines the manufacturing and distribution capabilities of our Metal Framing segment with the software, engineering and marketing functions of MiTek's Metal Framing Systems division. A more detailed discussion of our Aegis joint venture is contained below in "Item 1. - Business - Metal Framing" and "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         On July 31, 2002, Worthington acquired all of the outstanding capital stock of Unimast Incorporated ("Unimast") from WHX Corporation for approximately $113 million in cash plus the assumption of approximately $9 million of debt. Our acquisition of Unimast adds capacity for our existing products, broadens our current product line to include Unimast's complementary products and introduces new products to the Metal Framing segment, including metal corner bead and trim and vinyl construction accessories. Together with its subsidiaries, Unimast operates 10 facilities and, for the calendar year ended December 31, 2001, produced revenue of approximately $230 million. The operations of Unimast and its subsidiaries will be reported in our Metal Framing segment. See "Item - 1. - Business - Metal Framing." See also, "Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note Q - Subsequent Event."

   PROCESSED STEEL PRODUCTS

         Our Processed Steel Products segment consists of two business units, Worthington Steel and Gerstenslager. For fiscal 2002, the fiscal year ended May 31, 2001 ("fiscal 2001") and the fiscal year ended May 31, 2000 ("fiscal 2000"), the percentage of sales from continuing operations generated by our Processed Steel Products segment was 64.9%, 64.9% and 65.6%, respectively.

         Both Worthington Steel and Gerstenslager are intermediate processors of flat-rolled steel. Worthington Steel occupies a niche in the steel industry by focusing on products requiring exact specifications. These products typically cannot be supplied as efficiently by steel mills, metal service centers or steel end users. We believe that Worthington Steel is one of the largest independent flat-rolled steel processors in the United States. Gerstenslager is a leading independent supplier of automotive quality exterior body panels to the North American automotive original equipment and past model service markets. It is unique in its ability to handle a large number of low volume past model service automotive body parts. Our newest Processed Steel Products facility, a Gerstenslager facility, is located in Clyde, Ohio, and began production in October 2001.

         As of May 31, 2002, our Processed Steel Products segment operated 14 facilities, including Spartan Steel Coating, L.L.C., our consolidated joint venture with Rouge Steel Company. Giving effect to the Consolidation Plan, Processed Steel Products will operate 11 facilities, as the Malvern, Pennsylvania, and Jackson, Michigan, plants will be closed and the Rock Hill, South Carolina, facility will become a Metal Framing facility. A more detailed discussion of the Consolidation Plan is set forth below in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." Our Processed Steel Products facilities are concentrated in the Michigan, Ohio and Indiana market. We serve over 1,200 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, farm implement, HVAC and container markets.

         Worthington Steel buys coils of wide, open-tolerance steel from major integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. Our computer-aided processing capabilities include, among others:

          - pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;
          -    slitting, which cuts steel to specific widths;
          - cutting-to-length, which flattens steel and cuts it to exact lengths;
          - roller leveling, a method of applying pressure to achieve precise flatness tolerances for steel which is cut into exact lengths;
          - cold reduction, which achieves close tolerances of thickness and temper by rolling;
          - edge rolling, which conditions the edges of the steel by imparting round, smooth or knurled edges;
          -    configured blanking, by which steel is cut into specific shapes;
          -    CleanCoat(TM), a dry lubrication process;
          - hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dipped process; and
          - annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel.

         Worthington Steel also "toll processes" steel for steel mills, large end users, service centers and other processors. Toll processing is different from our typical steel processing because the mill or end user retains title to the steel and has the responsibility for selling the end product. Toll processing enables Worthington to participate in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

         Gerstenslager stamps, assembles, primes and packages exterior automotive body parts and panels. We primarily purchase the steel used in our Gerstenslager operations but occasionally process consigned material, similar to toll processing. Gerstenslager processes a large number of low volume past model service parts, managing over 3,000 finished good part numbers and over 25,000 die/fixture sets for component parts on past and current year automobile and truck production models.

         The Processed Steel Products industry is fragmented and highly competitive. We compete with many other independent intermediate processors and, with respect to automotive stamping, captive processors owned by the automotive companies, independent tier one suppliers of current model components and a number of smaller competitors. We compete primarily on the basis of product quality, our ability to meet delivery requirements and price. The quality of our products is enhanced by our technical service and support for material testing and customer specific applications. However, we have not quantified the extent to which our technical service capability has improved our competitive position. See "Item 1 - Business - Technical Services." We believe that our ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers and to one another. Again, we have not quantified the extent to which plant location has impacted our competitive position. Our processed steel products are priced competitively, primarily based on market factors including, among other things, the cost and availability of raw material, transportation and shipping costs and overall economic conditions in the United States and abroad.

         Other than our "Worthington Steel" trade name, the only other intellectual property of importance to the Processed Steel Products segment is the unregistered trademark "CleanCoat", which is used in connection with our dry lubrication process. While the CleanCoat mark is important to the Processed Steel Products segment, we do not consider it material.

   METAL FRAMING

         Our Metal Framing segment consists of one business unit, Dietrich, which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States. For fiscal 2002, fiscal 2001 and fiscal 2000, the percentage of sales from continuing operations generated by Dietrich was 17.5%, 18.9% and 17.9%, respectively.

         Our Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other metal framing accessories. Some of our specific products include TradeReady(R) Floor Systems, Spazzer(R) bars and, through Aegis, SureSpan(R) and Ultra-Span(R) trusses. As of May 31, 2002, our Metal Framing segment had 19 operating facilities in 15 states. Pursuant to the Consolidation Plan, the Fredericksburg, Virginia, facility will be closed and its operations moved to Rock Hill, South Carolina. A more detailed discussion of the Consolidation Plan is set forth below in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." Dietrich's production facilities are located throughout the country. We believe that Dietrich is the largest supplier on a national basis of metal framing products and supplies, supplying approximately 33% of the metal framing products sold in the United States. We have over 3,700 customers, primarily consisting of wholesale distributors and commercial and residential building contractors.

         During fiscal 2001, we expanded our Metal Framing segment by acquiring the assets of Studco of Hawaii, Inc. located in Kapolei, Hawaii and by starting up operations at our 63,000 square foot facility in Renton, Washington. In February 2002, Dietrich and MiTek joined to form Aegis. Aegis combines Dietrich's manufacturing and distribution capabilities with MiTek's software, engineering and marketing functions. Aegis offers light gauge metal component manufacturers and contractors design, estimating and management software, a full line of metal framing products and integrated engineering services. As part of the venture, we purchased MiTek's rollforming assets and contracted with Aegis as its exclusive manufacturer. Additional discussion of our Aegis joint venture is contained below in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         In addition, our July 2002 acquisition of Unimast further expanded our Metal Framing segment. Incorporating Unimast into our Metal Framing segment adds capacity for our existing products, broadens our current product line to include Unimast's complementary products and introduces new products to the segment, including metal corner bead and trim and vinyl construction accessories. Currently, Unimast and its subsidiaries serve the construction industry from 10 facilities. See "Item 1. - Business - General," "Item 2. - Properties - Metal Framing" and "Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note Q - Subsequent Event."

         The light gauge metal framing industry is very competitive. We compete with one other national competitor, five large regional competitors and numerous small, more localized competitors. We compete primarily on the basis of quality, service and price. Similar to our Processed Steel Products segment, the proximity of our facilities to our customers and their project sites provides us with a service advantage and impacts our freight and shipping costs. Our products are transported almost exclusively by common carrier. Again, we have not quantified the extent to which facility location has impacted our competitive position.

         In addition to our trade name, "Dietrich Metal Framing", we use the registered trademarks "Spazzer(R)" and "TradeReady(R)". The "Spazzer(R)" trademark is used in connection with wall component products that are the subject of two United States patents, three pending United States patent applications and several pending foreign applications. The trademark "TradeReady(R)" is used in connection with floor system products that are the subject of two United States patents, two foreign patents, two pending United States patent applications and four pending foreign patent applications. The Aegis joint venture uses the trademarks SureSpan(R) and Ultra-Span(R) in connection with certain patents for propriety roof trusses. Although the "Spazzer(R)" and "TradeReady(R)" trademarks are important to our Metal Framing segment, neither is considered material.

   PRESSURE CYLINDERS

         Our Pressure Cylinders segment consists of one business unit, Worthington Cylinders. For fiscal 2002, fiscal 2001 and fiscal 2000, the percentage of sales from continuing operations generated by Worthington Cylinders was 16.8%, 15.8% and 16.2%, respectively.

         Worthington Cylinders, as of May 31, 2002, operated eight manufacturing facilities located in Alabama, Ohio and Oklahoma domestically, and in Austria, Canada and Portugal and operated one joint venture, Worthington Cylinders, a.s., in the Czech Republic. As a result of the Consolidation Plan, we discontinued operations at two Pressure Cylinders joint venture plants in Itu, Brazil, and are closing our Claremore, Oklahoma, facility.

         Our Pressure Cylinders segment produces a diversified line of pressure cylinders, including portable low-pressure liquefied petroleum gas ("LPG") and refrigerant gas cylinders and high-pressure industrial/specialty gas cylinders. Our LPG cylinders are sold to manufacturers, distributors and/or mass merchandisers and are used for gas barbecue grills, camping equipment, residential heating systems, industrial forklifts and commercial/residential cooking (outside North America). Refrigerant cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. Industrial/specialty gas high-pressure cylinders are sold primarily to gas producers and distributors and are used as containers for gases for: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases and non-refillable cylinders for helium balloon kits. While a large percentage of our cylinder sales are made to major accounts, Worthington Cylinders has over 3,000 customers.

         Worthington Cylinders' primary low-pressure cylinder products are steel cylinders with refrigerant gas capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with liquid propane gas capacities of 4-1/4 to 420 lbs. In the United States, our high-pressure and low-pressure cylinders are manufactured in accordance with U. S. Department of Transportation safety requirements. Outside the United States, we manufacture cylinders according to European Union specifications, as well as various other international requirements and standards. Low-pressure cylinders are produced by precision stamping, drawing and welding component parts to customer specifications. They are then tested, painted and packaged as required. Our high-pressure cylinders are manufactured by several processes, including deep drawing, tube spinning and billet pierce technology.

         Worthington Cylinders has two principal domestic competitors and several smaller foreign competitors in its major low-pressure cylinder markets and we believe that we have the largest domestic market share. In our high-pressure cylinder market we compete against two principal domestic competitors, one of which has a larger domestic market share than ours. We believe that we have the leading market share of the European industrial gas cylinder business and the non-refillable refrigerant cylinder business. As with our other segments, we compete on the basis of service, price and quality.

         Our Pressure Cylinders segment uses the trade name "Worthington Cylinders" to conduct business and the registered trademark "Balloon Time(R)" to market our low-pressure helium balloon kits. Although this intellectual property is important to the Pressure Cylinders segment, it is not considered material.

   SEGMENT FINANCIAL DATA

         Financial information for our segments is provided below in "Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note H - Industry Segment Data."

   FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         Foreign operations and exports represent less than 10% of our production and sales. Selected information about our foreign operations is set forth below in "Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note A - Summary of Significant Accounting Policies - Risks and Uncertainties."

   SUPPLIERS

         In fiscal 2002, we purchased over three million tons of steel for use as raw material for our Processed Steel Products, Pressure Cylinders and Metal Framing segments. We purchase steel in large quantities at regular intervals from major primary producers, both domestic and foreign. In our Processed Steel Products segment, we primarily purchase and process steel based on specific customer orders and do not typically purchase steel for inventory. Our Metal Framing and Pressure Cylinders segments purchase steel according to our production schedules. We purchase the majority of our raw materials in the open market on a negotiated spot market basis at prevailing market prices, but we also enter into long-term contracts, some of which have fixed or capped pricing. During fiscal 2002, Worthington's major suppliers of steel were, in alphabetical order, Bethlehem Steel Corporation, Gallatin Steel Company, Global Steel, Inland Steel Company, NorthStar BHP Steel, Nucor Corporation, Rouge Industries, Inc., Steel Dynamics, Inc., USX Corporation and WCI Steel, Inc. In addition, our primary aluminum supplier in fiscal 2002 for our Pressure Cylinders segment was Alcoa, Inc. We believe that our supplier relationships are good.

   TECHNICAL SERVICES

         We employ a staff of engineers and other technical personnel and maintain fully-equipped, modern laboratories to support our operations. The facilities enable us to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of our raw materials and products. Technical service personnel also work in conjunction with our sales force to determine the types of flat-rolled steel required for our customers' particular needs. In order to provide these services, we maintain a continuing program of developmental engineering with respect to the characteristics and performance of our products under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the U.S. Department of Transportation and other associated agencies, along with I.S.O. and customer requirements.

   EMPLOYEES

         As of May 31, 2002, Worthington employed approximately 6,600 employees in its operations, excluding unconsolidated joint ventures, approximately 16% of whom were covered by collective bargaining agreements. We believe that we have good relationships with our employees.

   JOINT VENTURES

         As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence while mitigating the risks and costs associated with those activities, we participate in two consolidated and five unconsolidated joint ventures.

     Consolidated

     - Spartan Steel Coating, L.L.C., a 52%-owned consolidated joint venture with Rouge Steel, operates a cold-rolled, hot-dipped galvanizing facility in Monroe, Michigan.

     - Worthington Cylinders, a.s., a 51%-owned consolidated joint venture with a local Czech Republic entrepreneur, operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

     Unconsolidated

     - Acerex S.A. de C.V., a 50%-owned joint venture with Hylsa S.A. de C.V., is a steel processing company located in Monterrey, Mexico.

     - Aegis Metal Framing, LLC, a 60%-owned joint venture with MiTek Industries, Inc., headquartered in Chesterfield, Missouri, offers light gauge metal component manufacturers and contractors design, estimating and management software, a full line of metal framing products and integrated professional engineering services.

     - TWB Company, L.L.C. ("TWB"), a 33.3%-owned joint venture with ThyssenKrupp Stahl, Rouge Steel, LTV Steel and Bethlehem Steel, produces laser welded blanks for use in the auto industry for products such as inner door frames. TWB operates facilities in Monroe, Michigan; North Vernon, Indiana; and Saltillo, Mexico.

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

     - Worthington Specialty Processing, a 50%-owned general partnership with USX Corporation in Jackson, Michigan, operates primarily as a toll processor for USX Corporation.

See "Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note J - Investment in Unconsolidated Affiliates."

   ENVIRONMENTAL REGULATION

         Our manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. We continually examine ways to reduce emissions and waste and to decrease costs related to environmental compliance. We do not anticipate that capital expenditures for environmental control facilities required in order to meet environmental requirements will be material when compared with our overall capital expenditures and, accordingly, will not have a material effect on our earnings or competitive position.

ITEM 2. - PROPERTIES

   GENERAL

         Worthington's corporate offices occupy approximately 169,000 sq. ft. and are located at 1205 Dearborn Drive in Columbus, Ohio.

         In fiscal 2002, excluding our joint ventures, we held fee or leasehold interests in 52 manufacturing and warehouse facilities and three administrative/office locations, totaling in excess of 9,200,000 sq. ft. We owned 36 of those locations and maintained leases for the remaining 16. Leased premises accounted for more than 1,039,000 sq. ft. All of our facilities are well maintained and in good operating condition and we believe that they are sufficient to meet our current needs.

         In addition, at May 31, 2002, our joint ventures operated 16 manufacturing facilities, having, in the aggregate, approximately 2,081,129 sq. ft. These facilities are located in Indiana, Maryland, Michigan, Missouri,

Nevada and Pennsylvania domestically, as well as in China, the Czech Republic, France, Mexico, Spain and the United Kingdom. Of these locations, eight are owned and eight are leased. See "Item 1. - Business - Joint Ventures."

   PROCESSED STEEL PRODUCTS

         At May 31, 2002, including our consolidated joint ventures, the Processed Steel Products segment operated 14 manufacturing facilities, all of which were owned. These facilities occupy more than 5,100,000 sq. ft. and are located in Alabama, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania and South Carolina. This segment also maintains approximately 667,000 sq. ft. of warehouse space, of which 305,000 sq. ft is leased. Pursuant to the Consolidation Plan, the Processed Steel Products segment will close the Malvern, Pennsylvania and Jackson, Michigan, locations and the Rock Hill facility will operate as a Metal Framing facility. See "Item 1. - Business - General" and "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

   METAL FRAMING

         At May 31, 2002, our Metal Framing segment operated 19 metal framing and coil processing facilities in Arizona, California, Colorado, Florida, Georgia, Hawaii, Indiana, Kansas, Massachusetts, Maryland, New Jersey, Ohio, Texas, Virginia and Washington, occupying, in the aggregate, over 2,080,000 sq. ft. Nine of these facilities are leased and range in size from 25,339 sq. ft. to 78,517 sq. ft. This segment also leases two administrative office locations, one in Pittsburgh, Pennsylvania and one in Blairsville, Pennsylvania. Our recent acquisition of Unimast has increased the number of manufacturing facilities in this segment to 29. Unimast operates six metal framing facilities in Baytown, Texas; Boonton, New Jersey; Joliet, Illinois; Goodyear, Arizona; McDonough, Georgia; and Warren, Ohio; two steel corner bead and trim plants in Brooksville, Florida and New Brighton, Minnesota; a vinyl construction accessories facility in Miami, Florida; and a small steel processing facility in East Chicago, Indiana. See "Item - 1. - Business - General," "- Metal Framing" and "Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note Q - Subsequent Event." Pursuant to the Consolidation Plan, the Fredericksburg, Virginia facility will be closed and its business moved to Rock Hill, South Carolina. A more detailed discussion of the Consolidation Plan is set forth below in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

   PRESSURE CYLINDERS

         Together with our consolidated joint ventures, the Pressure Cylinders segment at May 31, 2002, operated nine manufacturing facilities. We own eight of those facilities, which occupy, in the aggregate, approximately 960,000 sq. ft. and are located in Alabama, Ohio and Oklahoma domestically, and in Austria, Canada and Portugal. We lease only one of those facilities, our 55,000 sq. ft. Citronelle, Alabama, facility, as well as a warehouse in each of Georgia, Portugal and Canada, measuring approximately 100,000 sq. ft., 44,600 sq. ft. and 13,750 sq. ft., respectively. Pursuant to the Consolidation Plan, the Claremore, Oklahoma, facility is being closed. A more detailed discussion of the Consolidation Plan is set forth below in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

ITEM 3. - LEGAL PROCEEDINGS

         Various legal actions arising in the ordinary course of business are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on Worthington.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM. - EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of the Registrant's executive officers:


                                                                                                      PRESENT OFFICE
        NAME                         AGE      POSITION(S) WITH THE REGISTRANT                           HELD SINCE
        ----                         ---      -------------------------------                           ----------
John H. McConnell                    79       Chairman Emeritus & Founder                                  1996

John P. McConnell                    48       Chairman & Chief Executive Officer                           1996

John S. Christie                     52       President & Chief Operating Officer                          1999

John T. Baldwin                      45       Vice President & Chief Financial Officer                     1998

Edward A. Ferkany                    65       President-The Worthington Steel Company                      2001

Dale T. Brinkman                     49       Vice President-Administration, General Counsel &             2000
                                              Secretary

Ralph V. Roberts                     55       Sr. Vice President-Marketing                                 2001

Virgil L. Winland                    54       Sr. Vice President-Manufacturing                             2001

Richard G. Welch                     44       Controller                                                   2000


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

John S. Christie has served as President and Chief Operating Officer and a Director of Worthington Industries since June 1999. Prior to that time, Mr. Christie served as President of JMAC, Inc., a private investment company, from 1995 through 1999.

John T. Baldwin has served as Vice President and Chief Financial Officer of Worthington Industries since December 1998 and as its Treasurer from August 1997 through December 1998. Before joining Worthington Industries, Mr. Baldwin served as Assistant Treasurer of Tenneco, Inc. from 1994 through August 1997.

Edward A. Ferkany has served as President, The Worthington Steel Company since January 2001. From June 1998 to January 2001, Mr. Ferkany served as Executive Vice President of Worthington Industries and, prior to that time, from 1985 through 1998, Mr. Ferkany served as Group President-Processed Steel for Worthington Industries.

Dale T. Brinkman has served as Vice President-Administration, General Counsel and Secretary of Worthington Industries since September 2000. From December 1998 through September 2000, he served as Vice President-Administration, General Counsel and Assistant Secretary for Worthington Industries. Prior to that time, Mr. Brinkman served as Worthington Industries' General Counsel and Assistant Secretary from 1982 through 1998.

Ralph V. Roberts has served as Senior Vice President-Marketing of Worthington Industries since January 2001. From June 1998 through January 2001, he served as President, The Worthington Steel Company. Prior to that time, Mr. Roberts served as Worthington Industries' Vice President-Corporate Development from June 1997 through May 1998 and as President of WAVE from its formation in June 1992 through June 1997.

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001 and, prior to that time, from June 1996 through January 2001 as President, Worthington Cylinder Corporation.

Richard G. Welch has served as Controller of Worthington Industries since March 2000 and as its Assistant Controller from September 1999 to March 2000. Before joining Worthington Industries, Mr. Welch served in various accounting and financial reporting capacities with Time Warner Cable, a distributor of cable programming, including as Assistant Controller from March 1999 through September 1999 and as an accounting director from September 1990 through March 1999.

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

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common shares of Worthington Industries, Inc. ("Worthington Industries") trade on the New York Stock Exchange ("NYSE") under the symbol "WOR" and are listed in most newspapers as "WorthgtnInd". As of June 30, 2002, Worthington Industries had 10,717 registered shareholders. The following table sets forth (i) the low, high and closing prices for Worthington Industries' common shares for each quarter of fiscal 2001 and 2002, and (ii) the cash dividends per share paid on Worthington Industries' common shares during each quarter of fiscal 2001 and fiscal 2002.


                                                 MARKET PRICE
    FISCAL 2001                         --------------------------------            CASH
    QUARTER ENDED                         LOW        HIGH      CLOSING            DIVIDENDS
    -------------                       --------- ----------- ----------         ------------
    August 31, 2000                      $10.00     $12.75     $10.46               $0.16
    November 30, 2000                    $ 8.44     $10.50     $ 9.19               $0.16
    February 28, 2001                    $ 6.44     $10.45     $ 9.85               $0.16
    May 31, 2001                         $ 9.00     $12.85     $11.50               $0.16

    FISCAL 2002
    QUARTER ENDED
    -------------

    August 31, 2001                      $11.55     $14.77     $14.00               $0.16
    November 30, 2001                    $10.30     $14.80     $14.80               $0.16
    February 28, 2002                    $13.40     $15.20     $14.71               $0.16
    May 31, 2002                         $14.41     $16.20     $15.25               $0.16

ITEM 6. - SELECTED FINANCIAL DATA


                                                                          YEAR ENDED MAY 31,
                                   ----------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE           2002            2001             2000            1999             1998           1997
                                   --------------  --------------  --------------  --------------  --------------  --------------
FINANCIAL RESULTS
Net sales                          $   1,744,961   $   1,826,100    $   1,962,606   $   1,763,072     $  1,624,449  $   1,428,346
Cost of goods sold                     1,480,184       1,581,178        1,629,455       1,468,886        1,371,841      1,221,078
                                   -------------   -------------    -------------   -------------     ------------  -------------
Gross margin                             264,777         244,922          333,151         294,186          252,608        207,268
Selling, general &
   administrative expense                165,885         173,264          163,662         147,990          117,101         96,252
Restructuring expense                     64,575           6,474               --              --               --             --
                                   -------------   -------------    -------------   -------------     ------------  -------------
Operating income                          34,317          65,184          169,489         146,196          135,507        111,016
Miscellaneous income
   (expense)                              (3,224)           (928)           2,653           5,210            1,396            906
Nonrecurring loss                        (21,223)             --           (8,553)             --               --             --
Interest expense                         (22,740)        (33,449)         (39,779)        (43,126)        (25,577)        (18,427)
Equity in net income of
   unconsolidated
   affiliates                             23,110          25,201           26,832          24,471           19,316         13,959
                                   -------------   -------------    -------------   -------------     ------------  -------------
Earnings from continuing
   operations before
   income taxes                           10,240          56,008          150,642         132,751          130,642        107,454
 Income tax expense                        3,738          20,443           56,491          49,118           48,338         40,844
                                   -------------   -------------    -------------   -------------     ------------  -------------
Earnings from continuing
   operations                              6,502          35,565           94,151          83,633           82,304         66,610
Discontinued operations,
   net of taxes                               --              --               --         (20,885)          17,337         26,708
Extraordinary item,
   net of taxes                               --              --               --              --           18,771             --
Cumulative effect of
   accounting change,
   net of taxes                               --              --               --          (7,836)              --             --
                                   -------------   -------------    -------------   -------------     ------------  -------------
Net earnings                               6,502          35,565           94,151          54,912          118,412         93,318
Earnings per share
   (diluted):
   Continuing operations                    0.08            0.42             1.06            0.90             0.85           0.69
   Discontinued operations,
      net of taxes                            --              --               --           (0.23)            0.18           0.27
   Extraordinary item,
      net of taxes                            --              --               --              --             0.19             --
   Cumulative effect of
     accounting change,
     net of taxes                             --              --               --           (0.08)              --             --
                                   -------------   -------------    -------------   -------------     ------------  -------------
   Net earnings                             0.08            0.42             1.06            0.59             1.22           0.96
Continuing operations:
   Depreciation and
      amortization                        68,887          70,582           70,997          64,087           41,602         34,150
   Capital expenditures
      (including
      acquisitions and
      investments)*                       60,100          64,943           72,649         132,458          297,516        287,658
Cash dividends declared                   54,677          54,762           53,391          52,343           51,271         45,965
   Per share                       $        0.64   $        0.64    $        0.61   $        0.57     $       0.53  $        0.49
Average shares outstanding
   (diluted)                              85,929          85,623           88,598          93,106           96,949         96,841

FINANCIAL POSITION
Current assets                     $     490,340   $     449,719    $     624,229   $     624,255     $    642,995  $     594,128
Current liabilities                      339,351         306,619          433,270         427,725          410,031        246,794
                                   -------------   -------------    -------------   -------------     ------------  -------------
Working capital                          150,989         143,100          190,959         196,530          232,964        347,334
Net fixed assets                         766,596         836,749          862,512         871,347          933,158        691,027
Total assets                           1,457,314       1,475,862        1,673,873       1,686,951        1,842,342      1,561,186
Total debt**                             295,613         324,750          525,072         493,313          501,950        417,883
Shareholders' equity                     606,256         649,665          673,354         689,649          780,273        715,518
   Per share                                7.09            7.61             7.85            7.67             8.07           7.40
Total committed capital**          $     901,869   $     974,415    $   1,198,426   $   1,182,962     $  1,282,223  $   1,133,401
Shares outstanding                        85,512          85,375           85,755          89,949           96,657         96,711


------------------------------

All financial data include the results of The Gerstenslager Company, which was acquired in February 1997 through a pooling of interests.

* Includes $113,000 of Worthington Industries, Inc. common shares exchanged for shares of The Gerstenslager Company during the fiscal year ended May 31, 1997.

** Excludes Debt Exchangeable for Common Stock of Rouge Industries, Inc. of $52,497, $75,745 and $88,494 at May 31, 1999, 1998 and 1997, respectively.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Selected statements contained in this Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" as used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management's beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to "Safe Harbor Statement" in the beginning of this Annual Report on Form 10-K.

   OVERVIEW

         Worthington Industries, Inc. is a diversified steel processor that focuses on value-added steel processing and metals-related businesses. As of May 31, 2002, we operated 43 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in seven joint ventures, which as of May 31, 2002, operated 16 facilities worldwide. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements included in Item 8.

   CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us, in that they are the primary areas where financial information is subject to the use of our estimates and assumptions, and the application of our judgment in the preparation of our consolidated financial statements.

         Allowance for Doubtful Accounts Receivable: Our allowance for doubtful accounts is estimated to cover the risk of loss related to our accounts receivable, including the risk associated with our retained interest in the pool of receivables sold through our accounts receivable securitization ("AR securitization") facility. This allowance is maintained at a level that we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of charge-offs, recoveries and credit losses; the careful monitoring of portfolio credit quality; and current and projected economic and market conditions. General weakness in the economy over the last few years has led to bankruptcy filings by many of our customers. As mentioned above, we specifically monitor our credit portfolio quality, which includes identification of customers that have or may potentially file for bankruptcy, and make allowance adjustments accordingly. The allowance for doubtful accounts receivable totaled $8.2 million and $9.2 million at May 31, 2002 and 2001, respectively. While we believe our allowance for doubtful accounts receivable is adequate, changes in economic conditions or any weakness in the economy could adversely impact our future earnings.

         Impairment of Long-Lived Assets: We review the carrying value of our long-lived assets held and used and assets to be disposed of, including other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, accounting standards require that if the sum of the undiscounted future cash flows expected to result from a company's asset is less than the reported value of the asset, an impairment charge must be recognized in the financial statements. We recognized a $21.2 million loss during the year ended May 31, 2002 ("fiscal 2002"), for the impairment of certain preferred stock and subordinated debt described later in the document.

         Effective June 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires that we review goodwill at least annually for impairment based on the fair value method. Prior to June 1, 2001, we amortized goodwill over 40 years using the straight-line method. Under SFAS No. 142, goodwill and identifiable intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests annually or more frequently if impairment indicators arise. Other intangible assets continue to be amortized over their estimated useful lives.

         We use the present value technique in determining the estimated fair value of the goodwill associated with each reporting entity. There are three significant sets of values used to determine the fair value: estimated future discounted cash flows, capitalization rate and tax rates. The estimated future discounted cash flows used in the model are based on planned growth with an assumed perpetual growth rate. The capitalization rate is based on our current cost of capital for equity and debt. Tax rates are maintained at current levels. Our impairment testing for fiscal 2002 resulted in an impairment write-off of $0.6 million. We feel our assumptions are reasonable and our goodwill carrying amounts of $75.4 million and $76.4 million at May 31, 2002 and 2001, respectively, are properly valued.

         Accounting for Derivatives and Other Contracts at Fair Value: We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices and foreign currency rates. Significant judgments and estimates are required to determine fair values in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could affect the estimated fair values.

         Restructuring Reserves: During fiscal 2002, we announced a consolidation plan to improve profitability. This plan affects each of our business segments as six facilities will be closed and two others will be restructured. As part of the consolidation plan, we recorded a pre-tax restructuring charge of $64.6 million, comprised of $48.2 million for the write-down of idled assets to net realizable value, $11.8 million for severance and employee related costs, and $4.6 million for other restructuring related items. As of May 31, 2002, 230 employee positions had been eliminated (205 through termination and 25 through retirement and attrition), and cash payments totaling $1.4 million had been made against the severance reserve. The estimated net realizable value of the plant and equipment being idled of $6.7 million was reclassified to other current assets as assets held for sale. We anticipate that the termination of employees and the sale of the idled plant and equipment will be substantially complete by February 2003.

         We periodically evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring reserves. These estimates involve a number of risks and uncertainties, some of which may be beyond our control. Actual results may differ from our estimates and may require adjustments to our restructuring reserves and operating results in future periods.

         The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our financial statements, and some of these policies require the use of estimates and assumptions. Our significant accounting policies are discussed in Note A of the Notes to Consolidated Financial Statements included in Item 8.

   RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal years indicated, consolidated net sales and operating income by segment and other financial information:


                                                   2002                                2001                          2000
                                    -----------------------------------  ----------------------------------  ----------------------
                                                   % OF          %                     % OF          %                      % OF
IN MILLIONS, EXCEPT PER SHARE        ACTUAL      NET SALES     CHANGE     ACTUAL     NET SALES     CHANGE     ACTUAL      NET SALES
                                    ----------  -----------  ----------  ---------  ----------- -----------  ----------  ----------
Net sales:
   Processed Steel Products          $1,132.7       64.9%        -4%      $1,184.9      64.9%       -8%       $1,287.9       65.6%
   Metal Framing                        306.0       17.5%       -12%         346.0      18.9%       -1%          350.6       17.9%
   Pressure Cylinders                   292.8       16.8%         1%         289.1      15.8%       -9%          318.8       16.2%
   Other                                 13.5        0.8%                      6.1       0.4%                      5.3        0.3%
                                     --------                             --------                            --------
     Total net sales                  1,745.0      100.0%        -4%       1,826.1     100.0%       -7%        1,962.6      100.0%

Cost of goods sold                    1,480.2       84.8%        -6%       1,581.2      86.6%       -3%        1,629.4       83.0%
                                     --------                             --------                            --------
     Gross margin                       264.8       15.2%         8%         244.9      13.4%      -27%          333.2       17.0%

 Selling, general &
   administrative expense               165.9        9.5%        -4%         173.2       9.5%        6%          163.7        8.4%
Restructuring expense                    64.6        3.7%                      6.5       0.4%                       --          --
                                     --------                             --------                            --------

Operating income*:
   Processed Steel Products              13.6        1.2%       -54%          29.3       2.5%      -70%           96.8        7.5%
   Metal Framing                         19.1        6.2%       -19%          23.7       6.9%      -45%           43.2       12.3%
   Pressure Cylinders                    11.0        3.8%       -43%          19.3       6.7%      -44%           34.2       10.7%
   Other                                 (9.4)                                (7.1)                               (4.7)
                                     --------                             --------                            --------
     Total operating income              34.3        2.0%       -47%          65.2       3.5%      -62%          169.5        8.6%

Other income  (expense):
   Miscellaneous income
     (expense)                           (3.3)                                (0.9)                                2.7
   Nonrecurring loss                    (21.2)                                  --                                (8.6)
   Interest expense                     (22.7)      -1.3%       -32%         (33.5)     -1.8%      -16%          (39.8)      -2.0%
   Equity in net income of
    unconsolidated affiliates            23.1        1.3%        -8%          25.2       1.4%       -6%           26.8        1.4%
                                     --------                             --------                            --------
     Earnings before taxes               10.2        0.6%       -82%          56.0       3.0%      -63%          150.6        7.7%
Income tax expense                        3.7        0.2%       -82%          20.4       1.1%      -64%           56.4        2.9%
                                     --------                             --------                            --------

Net earnings                         $    6.5        0.4%       -82%      $   35.6       1.9%      -62%       $   94.2        4.8%
                                     ========                             ========                            ========

Average common shares
  outstanding -
    diluted                              85.9                                 85.6                                88.6
                                     --------                             --------                            --------

Earnings per share -
    diluted                         $    0.08                             $   0.42                            $   1.06
                                     ========                             ========                            ========


------------------------------

* Fiscal 2002 includes restructuring charges of $64.6 million. Of that total, amounts that relate to the operating segments are as follows: Processed Steel Products - $52.1 million, Metal Framing - $0.9 million and Pressure Cylinders - $10.7 million. Fiscal 2001 includes restructuring charges of $6.5 million, all relating to the Processed Steel Products segment.

         Our earnings for fiscal 2002 were impacted by two one-time charges: a $64.6 million pre-tax restructuring expense and a $21.2 million pre-tax charge to establish a reserve for the impairment of certain assets. In addition, fiscal 2001 was impacted by a $6.5 million pre-tax restructuring charge for the partial shutdown of the Malvern, Pennsylvania, facility.

         In January 2002, we announced a consolidation plan that included the closing of six of our facilities, the restructuring of two others and a workforce reduction of 542 employees. The eight facilities impacted by the consolidation plan are included in our business segments as follows: Processed Steel Products (4), Metal Framing (1) and Pressure Cylinders (3). In our Processed Steel Products segment, we are closing our Malvern, Pennsylvania, and Jackson, Michigan, facilities, and we are reducing overhead costs at our facility in Louisville, Kentucky. The Rock Hill, South Carolina, facility will become a Metal Framing location. The current Metal Framing facility in Fredericksburg, Virginia, will be closed and its operations moved to Rock Hill. In our Pressure Cylinders segment, we have discontinued the operations of two partnerships in Itu, Brazil, and we are closing a production facility in Claremore, Oklahoma.

         This consolidation plan resulted in a pre-tax restructuring charge of $64.6 million or $41.0 million after tax. Of this pre-tax charge, $11.8 million represents a cash outlay for severance and employee related payments, and the remainder represents the write-down of assets to their fair market value. Going forward, we estimate this plan will improve our annual operating income by at least $10 million, despite reducing sales by approximately $75 million. Headcount reductions and reduced depreciation will account for annual savings of approximately $6 million and approximately $4 million, respectively. See Note N of the Notes to Consolidated Financial Statements in Item 8 for more information.

         In addition to the restructuring charge, we recognized a $21.2 million pre-tax loss for the impairment of certain preferred stock and subordinated debt we received as partial payment from four acquirers when we sold the assets of our Custom Products and Cast Products business segments during the fiscal year ended May 31, 1999. As economic conditions have deteriorated, each of the issuers has encountered difficulty making scheduled payments under the terms of the preferred stock and subordinated debt. The after-tax impact of the impairment charge reduced net income for fiscal 2002 by $13.5 million.

         In February 2002, we formed Aegis Metal Framing, LLC ("Aegis"), a joint venture with MiTek Industries, Inc. ("MiTek"). Aegis combines the manufacturing and distribution capabilities of our Metal Framing segment with the software, engineering and marketing functions of MiTek's Metal Framing Systems division. We invested $21.0 million plus certain of our assets for a 60% interest in the joint venture and purchased the rollforming assets of MiTek for $1.1 million. The equity method is used to account for the joint venture, as control of the critical business decisions is equally shared with Mitek. Manufacturing is contracted to our Metal Framing segment, which manufactures and sells the product to Aegis.

         Effective June 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling method of business combinations while SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets. While there was no impact from adopting SAFS No. 141, SFAS No. 142 increased after-tax income by approximately $1.6 million for fiscal 2002. See Note O of the Notes to Consolidated Financial Statements in Item 8 for more information.

         We recorded a $6.5 million pre-tax restructuring charge during the third quarter of fiscal 2001 when we closed a portion of our Malvern facility. The result of this partial closure was a reduction in the workforce of 160 employees and the write-down to fair market value of the affected assets. The after-tax impact of this charge reduced our fiscal 2001 income by $4.1 million. This partial closure was completed by December 31, 2001.

   FISCAL 2002 COMPARED TO FISCAL 2001

         Net sales decreased 4% or $81.1 million to $1,745.0 million in fiscal 2002 from $1,826.1 million in fiscal 2001. This decline was due to weaker demand within our Processed Steel Products and Pressure Cylinders segments and lower selling prices in Metal Framing and Processed Steel Products.

         Gross margin increased 8% or $19.9 million to $264.8 million in fiscal 2002 from $244.9 million in fiscal 2001. Much of the increase was due to higher volumes during the fourth quarter, which improved gross margin by $8.1 million. In addition, direct labor and manufacturing expenses declined $15.7 million, including a $7.5 million reduction in utilities mainly from lower natural gas cost, a $5.2 million decrease in compensation and benefits from headcount reductions, and a $2.8 million decrease in repairs and maintenance expenses. These factors increased gross margin as a percentage of net sales to 15.2% in fiscal 2002 from 13.4% in fiscal 2001.

         Selling, general and administrative costs ("SG&A") decreased 4% or $7.3 million to $165.9 million in fiscal 2002 from $173.2 million in fiscal 2001. The reduction was due to numerous factors including a $5.8 million decrease in professional expenses, a $2.5 million decrease in depreciation and amortization due to lower capital spending and the elimination of goodwill amortization, a $1.9 million gain on the sale of an airplane, a $3.7 million gain related to legal settlements, and lower travel and entertainment expenses of $1.2 million. The decrease was partly offset by a $6.2 million increase in bad debt expense which, in anticipation of a settlement, included the write-down of a note received from the sale of discontinued operations.

         Operating income decreased 47% or $30.9 million to $34.3 million in fiscal 2002 from $65.2 million in fiscal 2001. Excluding the effects of the previously mentioned restructuring expense, operating income increased 38% or $27.2 million to $98.9 million in fiscal 2002 from $71.7 million in fiscal 2001.

         Interest expense decreased 32% or $10.8 million to $22.7 million in fiscal 2002 from $33.5 million in fiscal 2001. This decline primarily was attributable to lower average debt levels (due to increased use of our A/R securitization facility and lower working capital requirements) and lower average short-term interest rates. A/R securitization facility fees, which began in November 2000 and were recorded as miscellaneous expense, increased $1.0 million to $4.1 million in fiscal 2002 from $3.1 million in fiscal 2001.

         Equity in net income of unconsolidated affiliates decreased 8% or $2.1 million to $23.1 million in fiscal 2002 from $25.2 million in fiscal 2001. The primary contributors to the decline were reduced sales and higher manufacturing expenses at WSP and increased operating expenses at Acerex which led to lower margins for those joint ventures.

         Our effective tax rate of 36.5% in fiscal 2002 was unchanged from fiscal 2001.

         The following provides further information on net sales and operating income by segment:

          - Processed Steel Products. Net sales decreased 4% or $52.2 million to $1,132.7 million in fiscal 2002 from $1,184.9 million in fiscal 2001. Stronger demand during the third and fourth quarters was not enough to overcome the weakness in the market early in the year, resulting in reduced volumes. In addition, selling prices declined due to lower raw material costs and a shift from direct to toll processing. Direct shipments include sales of material with a value-added processing charge, while toll shipments contain only a value-added processing charge on customer-owned material. Excluding the restructuring expense for fiscal 2002 and fiscal 2001 of $52.1 million and $6.5 million, respectively, operating income increased 84% or $29.9 million to $65.7 million in fiscal 2002 from $35.8 million in fiscal 2001. Improvement in the spread between direct selling prices and raw material costs increased operating income by $12.4 million. Further savings were achieved through a $7.5 million decrease in compensation and benefits expense mainly due to a reduction in the number of employees, a $6.5 million decrease in utilities costs primarily due to lower natural gas expenses, a $2.8 million reduction in professional fees, a $1.7 million gain related to a legal settlement, and a $1.5 million reduction in repairs and maintenance expenses. Lower volumes and higher bad debt expense partially offset these savings and reduced operating income by $5.5 million and $2.4 million, respectively. The net impact of these factors was an increase in operating income as a percentage of net sales to 5.8% in fiscal 2002 from 3.0% in fiscal 2001.

          - Metal Framing. Net sales decreased 12% or $40.0 million to $306.0 million in fiscal 2002 from $346.0 million in fiscal 2001. The decrease was due to the erosion of sales prices for core building products combined with the elimination of the stainless product line in December 2000. However, price increases instituted in the fourth quarter have begun to restore pricing. Excluding the restructuring expense for fiscal 2002 of $0.9 million, operating income decreased 16% or $3.7 million to $20.0 million in fiscal 2002 from $23.7 million in fiscal 2001. The net impact of lower average selling prices and lower raw materials cost was a $14.4 million reduction in operating income. Furthermore, increased costs related to the new Hawaii and Washington facilities contributed to a $1.8 million increase in manufacturing expense. Higher volumes partially offset these decreases by $8.6 million. As a result, operating income as a percentage of net sales decreased to 6.6% in fiscal 2002 from 6.9% in fiscal 2001.

          - Pressure Cylinders. Net sales increased 1% or $3.7 million to $292.8 million in fiscal 2002 from $289.1 million in fiscal 2001. The increase primarily was due to strong fourth quarter sales of liquefied petroleum gas cylinders driven by new regulations in many states requiring overfill protection devices on propane tanks. Excluding the restructuring expense for fiscal 2002 of $10.7 million, operating income increased 12% or $2.4 million to $21.7 million in fiscal 2002 from $19.3 million in fiscal 2001. Reduced utilities expense, lower supplies expense and higher sales volumes improved operating income by $1.2 million, $1.0 million and $0.9 million, respectively. Consequently, operating income as a percentage of net sales increased to 7.4% in fiscal 2002 from 6.7% in fiscal 2001.

   FISCAL 2001 COMPARED TO FISCAL 2000

         Net sales decreased 7% or $136.5 million to $1,826.1 million in fiscal 2001 from $1,962.6 million in the fiscal year ended May 31, 2000 ("fiscal 2000") due to lower demand within our Processed Steel Products and Pressure Cylinders segments and reduced selling prices in Processed Steel Products and Metal Framing. Higher volumes in Metal Framing partially offset these factors.

         Gross margin decreased 27% or $88.3 million to $244.9 million in fiscal 2001 from $333.2 million in fiscal 2000. The majority of the decline occurred in our Processed Steel Products segment due to lower volumes and the smaller spread between direct average selling prices and raw material costs. These factors decreased gross margin as a percentage of net sales to 13.4% in fiscal 2001 from 17.0% in fiscal 2000.

         SG&A expense increased 6% or $9.5 million to $173.2 million in fiscal 2001 from $163.7 million in fiscal 2000 due to higher compensation, bad debt and health care expenses.

         Operating income decreased 62% or $104.3 million in fiscal 2001 to $65.2 million from $169.5 million in fiscal 2001. Excluding the effects of the previously mentioned restructuring expenses, operating income decreased 58% or $97.8 million to $71.7 million in fiscal 2001 from $169.5 million in fiscal 2000.

         Interest expense decreased 16% or $6.3 million to $33.5 million in fiscal 2001 from $39.8 million in fiscal 2000. Since we paid off the DECS liability during the fourth quarter of fiscal 2000, there was no comparable interest expense during fiscal 2001. In addition, we reduced short-term debt (see description in "Liquidity and Capital Resources"). However, higher average short-term interest rates partially offset these factors. A/R securitization facility fees of $3.1 million in fiscal 2001 were recorded as miscellaneous expense.

         Equity in net income of unconsolidated affiliates decreased 6% or $1.6 million to $25.2 million in fiscal 2001 from $26.8 million in fiscal 2000. Higher raw material costs at TWB and lower sales at WSP led to lower margins at those joint ventures. Increases in sales and operating income at the Acerex and WAVE joint ventures partly negated the overall decline.

         Our effective tax rate decreased to 36.5% in fiscal 2001 from 37.5% in fiscal 2000 primarily due to ongoing state and local tax planning initiatives.

         The following provides further information on net sales and operating income by segment:

          - Processed Steel Products. Net sales decreased 8% or $103.0 million to $1,184.9 million in fiscal 2001 from $1,287.9 million in fiscal 2000 primarily due to the general economic slowdown, especially in the domestic automotive industry. The decrease in net sales was principally attributable to declining direct shipments from most plants and a decrease in toll processing volume. However, our Monroe, Ohio, and Decatur, Alabama, plants continued to increase direct volumes due to the new dry lube line and market penetration, respectively. Excluding the restructuring expense for fiscal 2001 of $6.5 million, operating income decreased 63% or $61.0 million to $35.8 million in fiscal 2001 from $96.8 million in fiscal 2000 due to higher average raw material prices, changes in sales mix to lower margin products, and declining direct and toll processing volumes. Higher manufacturing expenses and SG&A costs as a percentage of net sales resulted in operating income as a percentage of net sales of 3.0% in fiscal 2001 compared to 7.5 % in fiscal 2000.

          - Metal Framing. Net sales decreased 1% or $4.6 million to $346.0 million in fiscal 2001 from $350.6 million in fiscal 2000 due to erosion of selling prices throughout the year brought on by intense competition. Nevertheless, strong demand for building products led to higher volumes, thus offsetting much of the negative impact due to pricing. Operating income decreased 45% or $19.5 million to $23.7 million in fiscal 2001 from $43.2 million in fiscal 2000. Sales volume increases were overshadowed by price competition and higher raw material costs, decreasing operating income as a percentage of net sales to 6.9% in fiscal 2001 from 12.3% in fiscal 2000.

          - Pressure Cylinders. Net sales decreased 9% or $29.7 million to $289.1 million in fiscal 2001 from $318.8 million in fiscal 2000. The primary reason for the decrease was the weakening demand in all product lines due to the slowing economy and stiff competition in the European market. A strong United States dollar also resulted in lower reported sales from our international operations. Operating income decreased 44% or $14.9 million to $19.3 million in fiscal 2001 from $34.2 million in fiscal 2000. Reductions in sales volumes and the start-up of a new non-refillable refrigerant production line in Portugal were the major factors leading to the decrease in operating income as a percentage of net sales to 6.7% in fiscal 2001 from 10.7% in fiscal 2000.

   LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 2002, we generated $135.3 million in cash from operating activities, representing a $186.2 million decrease from fiscal 2001. The decrease primarily was due to the initial sale of accounts receivable as part of the A/R securitization facility in November 2000 (see description below) and the prior year reduction in inventory levels.

         Our significant investing and financing activities during fiscal 2002 included disbursing $54.7 million in dividends to shareholders, spending $39.1 million on capital additions, investing $21.0 million in the Aegis joint venture, and retiring $20.9 million in long-term debt. These transactions were funded by the cash flows from our operations and $10.5 million in proceeds from the sale of assets (including $7.5 million for an airplane and $2.4 million for certain Malvern assets).

         Capital spending during fiscal 2002 included the following: $17.8 million in our Processed Steel Products segment primarily to complete the construction of the Clyde, Ohio, facility; $13.8 million in our Metal Framing segment which included spending for rollforming machinery, the Washington facility, and engineering software development; $4.8 million in the Pressure Cylinders segment partly for a new hydraulic press in Westerville; and $2.7 million in Other, mainly in our steel pallet business, to complete the installation of welding equipment.

         In November 2000, we entered into a $120.0 million revolving A/R securitization facility which was expanded to $190.0 million in May 2001. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation ("WRC"), a wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale and no gain or loss is recorded; however, facility fees of $4.1 million and $3.1 million were incurred for fiscal 2002 and 2001, respectively. The book value of the retained portion approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of May 31, 2002, a $100.0 million undivided interest in this pool had been sold. The proceeds from these sales have been used to reduce short-term borrowings.

         Consolidated net working capital increased $7.9 million from May 31, 2001 to $151.0 million at May 31, 2002. The primary contributors to the increase were higher accounts receivable due to strong sales during the fourth quarter of fiscal 2002 and an increase in other current assets related to an increased current deferred tax asset, partially offset by an increase in accounts payable and other current liabilities due to restructuring related accruals.

         During May 2002, we replaced our $190.0 million revolving credit facility maturing May 2003 with $310.0 million in new facilities syndicated with various banks. The new facilities, which will be used to finance the cash requirements of our business operations, consist of a $155.0 million 364-day revolving credit agreement maturing May 2003 and a $155.0 million five-year revolving credit agreement maturing May 2007. There were no outstanding balances under the facilities as of May 31, 2002.

         On May 31, 2002, our total debt was $295.6 million compared to $324.8 million at the end of fiscal 2001. Our debt to capital ratio of 32.8% at May 31, 2002, was slightly improved from the 33.3% ratio at the end of fiscal 2001.

         On July 31, 2002, we acquired the stock of Unimast Incorporated and its subsidiaries ("Unimast") for approximately $113 million in cash and approximately $9 million of assumed indebtedness. We anticipate the majority of this acquisition will be funded by proceeds from assets available for sale with the remaining portion funded through our A/R securitization facility.

         We expect to continue to assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash flows from operations and unused short-term borrowing capacity should be more than sufficient to fund expected normal operating costs, dividends, working capital, and capital expenditures for our existing businesses.

   RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; rescinds SFAS No. 44, Accounting for

Intangible Assets of Motor Carriers; amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

   ENVIRONMENTAL

         We believe environmental issues will not have a material effect on capital expenditures, future results of operations or financial position.

   INFLATION

         The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain derivative financial and commodity instruments. These instruments are used to mitigate market exposure and are not used for trading or speculative purposes.

   INTEREST RATE RISK

         At May 31, 2002, our long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of this debt is sensitive to fluctuations in interest rates. We would not expect that a 1% increase in interest rates would materially impact the fair value of our long-term debt, our results of operations or cash flows absent an election to repurchase or retire all or a portion of the fixed-rate debt at prices above carrying value.

   FOREIGN CURRENCY RISK

         The translation of our foreign operations from their local currencies to the U.S. dollar subjects us to exposure related to fluctuating exchange rates. We do not use derivative instruments to manage this risk. However, we do make limited use of forward contracts to manage our exposure to certain intercompany loans with our foreign affiliates. At May 31, 2002, the difference between the contract and book value was not material to our financial position, results of operations or cash flows. We do not expect that a 10% change in the exchange rate to the U.S. dollar forward rate would materially impact our financial position, results of operations or cash flows.

   COMMODITY PRICE RISK

         We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc, nickel, and other raw materials and utility requirements. To limit this exposure, we negotiate the best prices for our commodities and competitively price our products and services to reflect the fluctuations in commodity market prices. To a limited extent, we have entered into commodity derivative instruments (cash flow hedges) to hedge purchases of steel, natural gas and zinc. At May 31, 2002, these positions were not material to our financial position, results of operations or cash flows.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS


                                                                                             MAY 31,
                                                                                  ---------------------------
                                  DOLLARS IN THOUSANDS                                 2002           2001
                                                                                  ------------   ------------

                                         ASSETS
Current assets:
   Cash and cash equivalents                                                      $       496    $       194
   Accounts receivable, less allowances of $8,215 and
     $9,166 at May 31, 2002 and 2001                                                  197,240        169,330
   Inventories
     Raw materials                                                                    103,763        102,051
     Work in process                                                                   60,566         59,735
     Finished products                                                                 55,621         65,720
                                                                                  -----------    -----------
                                                                                      219,950        227,506
   Deferred income taxes                                                               43,538         21,407
   Prepaid expenses and other current assets                                           29,116         31,282
                                                                                  -----------    -----------
       Total current assets                                                           490,340        449,719
Investments in unconsolidated affiliates                                               91,759         58,638
Goodwill                                                                               75,400         76,439
Other assets                                                                           33,219         54,317
Property, plant and equipment
   Land                                                                                24,933         25,085
   Buildings and improvements                                                         259,054        244,834
   Machinery and equipment                                                            921,600        883,160
   Construction in progress                                                            19,821         48,111
                                                                                  -----------    -----------
                                                                                    1,225,408      1,201,190
   Less accumulated depreciation                                                      458,812        364,441
                                                                                  -----------    -----------
                                                                                      766,596        836,749
                                                                                  -----------    -----------
       Total assets                                                               $ 1,457,314    $ 1,475,862
                                                                                  ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $   233,181    $   207,568
   Notes payable                                                                        5,281         13,794
   Accrued compensation, contributions to employee
     benefit plans and related taxes                                                   37,202         39,329
   Dividends payable                                                                   13,683         13,660
   Other accrued items                                                                 45,428         28,560
   Income taxes                                                                         3,494          1,960
   Current maturities of long-term debt                                                 1,082          1,748
                                                                                  -----------    -----------
       Total current liabilities                                                      339,351        306,619
Other liabilities                                                                      32,514         19,860
Long-term debt                                                                        289,250        309,208
Deferred income taxes                                                                 148,726        140,974
Contingent liabilities and commitments - Note G                                            --             --
Minority interest                                                                      41,217         49,536

Shareholders' equity:
   Preferred shares, without par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                                         --             --
   Common shares, without par value; authorized - 150,000,000 shares;
     issued and outstanding, 2002 - 85,512,225 shares, 2001 - 85,375,425 shares            --             --
   Additional paid-in capital                                                         111,484        109,685
   Cumulative other comprehensive loss, net of taxes of $2,214 and $4,349
     at May 31, 2002 and 2001                                                          (5,055)        (8,024)
   Retained earnings                                                                  499,827        548,004
                                                                                  -----------    -----------
                                                                                      606,256        649,665
                                                                                  -----------    -----------
       Total liabilities and shareholders' equity                                 $ 1,457,314    $ 1,475,862
                                                                                  ===========    ===========

                See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                                                 YEAR ENDED MAY 31,
                                                                  --------------------------------------------------
                IN THOUSANDS, EXCEPT PER SHARE                        2002              2001              2000
                                                                  --------------    --------------    --------------
Net sales                                                           $ 1,744,961      $ 1,826,100        $ 1,962,606
Cost of goods sold                                                    1,480,184        1,581,178          1,629,455
                                                                    -----------      -----------        -----------
    Gross margin                                                        264,777          244,922            333,151
Selling, general & administrative expense                               165,885          173,264            163,662
Restructuring expense                                                    64,575            6,474                 --
                                                                    -----------      -----------        -----------
    Operating income                                                     34,317           65,184            169,489
Other income (expense):
  Miscellaneous income (expense)                                         (3,224)            (928)             2,653
  Nonrecurring loss                                                     (21,223)              --             (8,553)
  Interest expense                                                      (22,740)         (33,449)           (39,779)
  Equity in net income of unconsolidated affiliates                      23,110           25,201             26,832
                                                                    -----------      -----------        -----------
    Earnings before income taxes                                         10,240           56,008            150,642
Income tax expense                                                        3,738           20,443             56,491
                                                                    -----------      -----------        -----------
    Net earnings                                                    $     6,502      $    35,565        $    94,151
                                                                    ===========      ===========        ===========

Average common shares outstanding (basic)                                85,408           85,590             88,411

Average common shares outstanding (diluted)                              85,929           85,623             88,598

                                                                    -----------      -----------        -----------

Earnings per share - basic & diluted                                $      0.08      $      0.42        $      1.06
                                                                    ===========      ===========        ===========


                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            THREE YEARS ENDED MAY 31


                                                                                    CUMULATIVE
                                                                                       OTHER
                                          COMMON STOCK            ADDITIONAL       COMPREHENSIVE
                                  ------------------------------    PAID-IN        LOSS, NET OF       RETAINED
DOLLARS IN THOUSANDS, EXCEPT          SHARES          AMOUNT         CAPITAL             TAX           EARNINGS          TOTAL
PER SHARE                         --------------  -------------- --------------  ------------------ --------------  --------------
Balance at June 1, 1999              89,949,274   $          --   $    111,474     $      (8,484)    $    586,659    $    689,649

Comprehensive income:
  Net income                                 --              --             --                --           94,151          94,151
   Unrealized gain on
     investment                                                                            5,616                            5,616
  Foreign currency
    translation                              --              --             --            (2,938)              --          (2,938)
                                                                                                                     ------------
    Total comprehensive
      income                                                                                                               96,829
                                                                                                                     ------------
Common shares issued                    358,203              --          4,018                --               --           4,018
Purchase and retirement
  of common shares                   (4,552,952)             --         (5,720)               --          (58,020)        (63,740)
Cash dividends declared
  ($0.61 per share)                          --              --             --                --          (53,391)        (53,391)
Other                                        --              --              4                --              (15)            (11)
                                  -------------   -------------  -------------   ---------------    -------------    ------------
Balance at May 31, 2000              85,754,525              --        109,776            (5,806)         569,384         673,354

Comprehensive income:
  Net income                                 --              --             --                --           35,565          35,565
  Unrealized gain on
    investment                               --              --             --                 1               --               1
  Foreign currency
    translation                              --              --             --            (2,219)              --          (2,219)
                                                                                                                     ------------
    Total comprehensive
      income                                                                                                               33,347
                                                                                                                     ------------
Purchase and retirement
  of common shares                     (379,100)             --           (485)               --           (2,184)         (2,669)
Cash dividends declared
  ($0.64 per share)                          --              --             --                --          (54,762)        (54,762)
Other                                        --              --            394                --                1             395
                                  -------------   -------------  -------------   ---------------    -------------    ------------
Balance at May 31, 2001              85,375,425              --        109,685            (8,024)         548,004         649,665

Comprehensive income:
  Net income                                 --              --             --                --            6,502           6,502
  Unrealized loss on
    investment                               --              --             --               (45)              --             (45)
  Foreign currency
    translation                              --              --             --             3,967               --           3,967
  Minimum pension
    liability                                --              --             --               (32)              --             (32)
  Cash flow hedges                           --              --             --              (921)              --            (921)
                                                                                                                     ------------
    Total comprehensive
      income                                                                                                                9,471
                                                                                                                     ------------
Common shares issued                    136,800              --          1,799                --               --           1,799
Cash dividends declared
  ($0.64 per share)                          --              --             --                --          (54,677)        (54,677)
Other                                        --              --             --                --               (2)             (2)
                                  -------------   -------------  -------------   ---------------    -------------    ------------
Balance at May 31, 2002              85,512,225   $          --   $    111,484     $      (5,055)    $    499,827    $    606,256
                                  =============   =============  =============   ===============    =============    ============



                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          YEAR ENDED MAY 31,
                                                                          -------------------------------------------------
                              DOLLARS IN THOUSANDS                            2002              2001             2000
                                                                          --------------    --------------   --------------
OPERATING ACTIVITIES:
   Net earnings                                                            $   6,502         $  35,565         $  94,151
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                           68,887            70,582            70,997
      Restructuring expense                                                   64,575             6,474                --
      Provision for deferred income taxes                                    (16,721)            9,077           (16,345)
      Nonrecurring loss                                                       21,223                --             8,553
      Equity in undistributed net income (loss) of unconsolidated             (8,929)          (10,119)           13,262
        affiliates
      Minority interest in net income (loss) of consolidated                    (332)            1,464             2,699
        subsidiaries
      Net loss on sale of assets                                               1,002                84                --
      Changes in assets and liabilities:
        Accounts receivable                                                  (32,276)          132,497           (17,413)
        Inventories                                                            7,556            63,886           (29,106)
        Prepaid expenses and other current assets                             (6,521)            4,314             1,264
        Other assets                                                           1,171              (449)          (15,957)
        Accounts payable and accrued expenses                                 24,946            14,804            30,631
        Other liabilities                                                      4,174            (6,725)           (3,826)
                                                                           ---------         ---------         ---------
         Net cash provided by operating activities                           135,257           321,454           138,910

INVESTING ACTIVITIES:
   Investment in property, plant and equipment, net                          (39,100)          (62,900)          (71,541)
   Acquisitions, net of cash acquired                                             --            (2,043)           (1,108)
   Investment in unconsolidated affiliate                                    (21,000)               --                --
   Proceeds from sale of assets                                               10,459             1,030             2,672
                                                                           ---------         ---------         ---------
         Net cash used by investing activities                               (49,641)          (63,913)          (69,977)

FINANCING ACTIVITIES:
   Proceeds from (payments on) short-term borrowings                          (8,513)         (146,401)           37,917
   Proceeds from long-term debt                                                   --             2,064                --
   Principal payments on long-term debt                                      (20,872)          (50,643)           (5,597)
   Proceeds from issuance of common shares                                     1,628                --             4,018
   Proceeds from (payments to) minority interest                              (2,902)           (4,677)            3,790
   Repurchase of common shares                                                    --            (3,406)          (63,003)
   Dividends paid                                                            (54,655)          (54,822)          (53,161)
                                                                           ---------         ---------         ---------
                 Net cash used by financing activities                       (85,314)         (257,885)          (76,036)
                                                                           ---------         ---------         ---------

Increase (decrease) in cash and cash equivalents                                 302              (344)           (7,103)
Cash and cash equivalents at beginning of year                                   194               538             7,641
                                                                           ---------         ---------         ---------
           Cash and cash equivalents at end of year                        $     496         $     194         $     538
                                                                           =========         =========         =========



                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation: The consolidated financial statements include the accounts of Worthington Industries, Inc. and subsidiaries (the "Company"). Spartan Steel Coating, L.L.C. (owned 52%), Worthington S.A. (owned 52%), Worthington Tank, Ltda. (owned 65%), and Worthington Gastec, a.s. (owned 51%) are fully consolidated with the equity owned by the respective partners shown as minority interest on the balance sheet and their portion of net income or loss included in miscellaneous income or expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. Certain reclassifications were made to prior year amounts to conform to the 2002 presentation.

         Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Inventories: Inventories are valued at the lower of cost or market. With the exception of steel coil inventories, which are accounted for using the specific identification method, cost is determined using the first-in, first-out method or standard costing which approximates the first-in, first out method for all inventories.

         Derivative Financial Instruments: The Company does not engage in currency or commodity speculation and generally enters into forward contracts and swaps only to hedge specific foreign currency or commodity transactions. Gains or losses from these contracts offset gains or losses of the assets, liabilities or transactions being hedged. The amount of these contracts outstanding and the adjustments marked-to-market are not material.

         In June 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires derivatives to be carried on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. Adoption of SFAS No. 133 resulted in an immaterial cumulative effect adjustment to miscellaneous expense and an unfavorable adjustment to other comprehensive income of $1,928,000, net of tax.

         Fair Value of Financial Instruments: The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, other assets, and payables approximate fair values. The fair value of long-term debt based upon quoted market prices was $280,573,000 and $280,543,000 at May 31, 2002 and 2001, respectively.

         Risks and Uncertainties: The Company, including unconsolidated affiliates, operates 59 production facilities in 22 states and 10 countries. The Company's largest markets are the automotive and automotive supply markets, which comprise approximately one-third of the Company's sales. Foreign operations and exports represent less than 10% of the Company's production and sales. Approximately 16% of the Company's labor force is covered by collective bargaining agreements. All significant labor contracts expire over one year from May 31, 2002. The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or future results of operations.

         Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Depreciation expense was $68,734,000 for the fiscal year ended May 31, 2002 ("fiscal 2002"), $66,386,000 for the fiscal year ended May 31, 2001 ("fiscal 2001"), and $66,847,000 for the fiscal year ended May 31, 2000 ("fiscal 2000"). Accelerated depreciation methods are used for income tax purposes.

         Capitalized Interest: Interest is capitalized in connection with construction of qualified assets. Under this policy, the Company capitalized interest of $358,000 in fiscal 2002, $1,905,000 in fiscal 2001 and $750,000 in fiscal 2000.

         Stock-Based Compensation: The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation. See Note F for pro forma disclosures required by SFAS No. 123 and for additional information on the Company's stock options.

         Revenue Recognition: Revenue is recognized upon shipment of goods if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, recognition of revenue is deferred until payment is collected. The Company provides for expected returns based on experience and current customer activities.

         Advertising Expense: The Company expenses advertising costs as incurred. Advertising expense was $2,095,000, $2,314,000 and $2,059,000 for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

         Environmental Costs: Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and clean-up are charged to expense.

         Statements of Cash Flows: Supplemental cash flow information for the years ended May 31 is as follows:


                             IN THOUSANDS                     2002             2001              2000
                                                         --------------   --------------    --------------
        Interest paid                                       $23,485          $34,887           $41,634
        Income taxes paid, net of refunds                    14,371           42,069            22,821


         Nonrecurring Loss: During January 2002, the Company recognized a $21,223,000 loss for the impairment of assets received in connection with the fiscal 1999 sale of certain discontinued operations. During fiscal 1999, the Company sold all of the assets of its Custom Products and Cast Products business segments for aggregate proceeds of $194,000,000 in cash and $30,000,000 in preferred stock and subordinated debt issued by four acquirers. As economic conditions have deteriorated, each of the issuers has encountered difficulty making scheduled payments under the terms of the preferred stock and subordinated debt. The Company will continue to review these assets for impairment indicators and potential write-downs in value.

         During March 1997, the Company issued $92,994,000 of three-year notes exchangeable into Class A Common Stock of Rouge Industries, Inc. ("Rouge") (the "DECS"). On March 1, 2000, the Company retired the DECS notes in exchange for the Rouge shares held by the Company. Prior to the exchange, the Company's investment in Rouge was classified as an "available-for-sale" security with adjustments to market value being recorded, net of tax, to shareholders' equity. While it was outstanding, the DECS liability fluctuated in proportion to the market value of the Rouge shares. Because it was the Company's intention to settle the DECS using the Rouge shares, a net of tax adjustment to shareholder's equity was made for the net change both in stock value and the carrying amount of the DECS liability while it was outstanding. The previously unrealized loss on the investment in Rouge was realized when the Company exchanged the Rouge shares for the DECS, resulting in an $8,553,000 pre-tax loss in fiscal 2000.

         Recently Issued Accounting Standards: In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of this Statement to have a material impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's financial position or results of operations.

NOTE B - SHAREHOLDERS' EQUITY

         Preferred Shares: The Company's Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The Board of Directors is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation, and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

         Comprehensive Income: The components of other comprehensive income
(loss) and related tax effects for the years ended May 31 were as follows:


                             IN THOUSANDS                             2002             2001              2000
                                                                  --------------   --------------    --------------
Other comprehensive income (loss):
  Unrealized gain (loss) on investment,
    net of tax of $0, $0 and $(3,024)
    in 2002, 2001 and 2000                                         $   (45)         $     1             $ 5,616
Foreign currency translation, net of tax of
  $(2,136), $1,195 and $1,582 in 2002, 2001 and 2000                 3,967           (2,219)             (2,938)
Minimum pension liability, net of tax of $0 in 2002                    (32)              --                  --
Cash flow hedges, net of tax of $495 in 2002                          (921)              --                  --
                                                                   -------          -------             -------
  Other comprehensive income (loss)                                $ 2,969          $(2,218)            $ 2,678
                                                                   =======          =======             =======


         The components of cumulative other comprehensive loss, net of tax, at May 31 were as follows:


                        IN THOUSANDS                2002           2001
                                                  ---------     ----------

Unrealized gain on investment                     $     9        $    54
Foreign currency translation                       (4,111)        (8,078)
Minimum pension liability                             (32)            --
Cash flow hedges                                     (921)            --
                                                  -------        -------
   Cumulative other comprehensive loss            $(5,055)       $(8,024)
                                                  =======        =======

NOTE C - DEBT

         Debt at May 31 is summarized as follows:


                                               IN THOUSANDS            2002        2001
                                                                    ---------   ---------
        Short-term notes payable                                    $  5,281    $ 13,794
        7.125% senior notes due May 15, 2006                         142,409     158,500
        6.700% senior notes due December 1, 2009                     145,000     145,000
        Other                                                          2,923       7,456
                                                                    --------    --------
           Total debt                                                295,613     324,750
        Less current maturities and short-term notes payable           6,363      15,542
                                                                    --------    --------
           Total long-term debt                                     $289,250    $309,208
                                                                    ========    ========


         Short-term notes payable represent notes payable to banks. Bank notes with Brazilian banks were $2,909,000 and $956,000 at May 31, 2002 and 2001, respectively, with a weighted average interest rate of 21.98% for fiscal 2002 and 23.86% for fiscal 2001. The weighted average interest rate for all other bank notes was 4.78% for fiscal 2002 and 5.96% for fiscal 2001. During May 2002, the Company replaced its $190,000,000 revolving credit facility maturing May 2003 with $310,000,000 in new facilities syndicated with various banks. The full $310,000,000 is available to the Company. The new facilities consist of a $155,000,000 364-day revolving credit agreement maturing May 2003 and a $155,000,000 five-year revolving credit agreement maturing May 2007. The Company pays commitment fees on the unused credit amount under the facilities. Interest rates on borrowings under the facilities and related fees are determined by the Company's senior unsecured long-term debt ratings as assigned by Standard & Poor's Ratings Services and Moody's Investors Service. There were no outstanding balances under the facilities at May 31, 2002. The covenants in the facilities include, among others, maintenance of a debt-to-total capitalization ratio of not more than 55% and maintenance of a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio of not more than 3.75 times through February 2003, declining periodically thereafter to 3.00 times in May 2005. The Company was in compliance with all covenants under the facilities at May 31, 2002.

         During fiscal 2002 and 2001, the Company entered into open-market transactions to repurchase portions of the 7.125% Notes due 2006 and the 6.700% Notes due 2009. The total amounts of each issue repurchased through May 31, 2002 were $57,591,000 and $5,000,000, respectively.

         During fiscal 2002, the Company retired "Other" debt of $4,030,000 representing various industrial development revenue bonds. At May 31, 2002, the Company's remaining "Other" debt represented debt from foreign operations with a weighted average interest rate of 3.49%. During fiscal 2001, the Company prepaid $7,305,000 of floating rate notes due 2011. In conjunction with the prepayment, the Company terminated certain interest rate swap agreements that effectively converted the interest rate on the floating rate notes to a 5.91% fixed rate. The Company recorded a $392,000 loss during fiscal 2001 to reflect the termination of the interest rate swap agreements. At May 31, 2002, the Company was not a party to any interest rate swap agreements or other interest rate derivatives.

         Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows (in thousands):

                         2003                              $     1,082
                         2004                                    1,003
                         2005                                      757
                         2006                                  142,490
                         2007                                       --
                         Thereafter                            145,000
                                                           -----------
                         Total                             $   290,332
                                                           ===========

NOTE D - INCOME TAXES

         Income taxes for the years ended May 31 were as follows:


                            IN THOUSANDS          2002             2001           2000
                                               ----------       ---------       ---------
         Current:
           Federal                             $ 19,142         $  6,740        $ 66,070
           State and local                        2,051            1,126           4,078
           Foreign                                 (734)           3,500           2,688
         Deferred:
           Federal                              (14,570)           8,998         (16,514)
           State                                 (2,151)              79             169
                                               --------         --------        --------
                                               $  3,738         $ 20,443        $ 56,491
                                               ========         ========        ========


         The components of the Company's deferred tax assets and liabilities as of May 31 were as follows:


                                      IN THOUSANDS                                 2002         2001
                                                                                ---------    ---------
        Deferred tax assets:
                  Accounts receivable                                           $   8,104    $   4,078
                  Inventory                                                         4,671        4,551
                  Accrued expenses                                                  6,698        8,337
                  Restructuring expenses                                           18,502           --
                  Income taxes                                                      4,746        4,094
                  Other                                                               817          347
                                                                                ---------    ---------
                                                                                   43,538       21,407
        Deferred tax liabilities:
                  Property, plant, and equipment                                  135,238      129,688
                  Undistributed earnings of unconsolidated affiliates              14,597       13,512
                  Other                                                            (1,109)      (2,226)
                                                                                ---------    ---------
                                                                                  148,726      140,974
                                                                                ---------    ---------
                  Net deferred tax liability                                    $ 105,188    $ 119,567
                                                                                =========    =========


         The reasons for the difference between the effective income tax rate and the statutory federal income tax rate were as follows:


                                                                      2002              2001             2000
                                                                  --------------    --------------   --------------
         Federal statutory rate                                        35.0%             35.0%            35.0%
         State and local income taxes, net of federal tax benefit      (0.6)              1.4              1.8
         Foreign and other                                              2.1               0.1              0.7
                                                                  --------------    --------------   --------------
         Effective tax rate                                            36.5%             36.5%            37.5%
                                                                  ==============    ==============   ==============


NOTE E - EMPLOYEE BENEFIT PLANS

         The Company provides pension benefits to employees through deferred profit sharing or defined benefit plans. Most employees are covered by contributory deferred profit sharing plans. Company contributions to the defined contribution plans generally are determined as a percentage of the Company's pre-tax income before profit sharing. The defined benefit plans are non-contributory pension plans which cover certain employees based on age and length of service. Company contributions to these plans exceeded ERISA's minimum funding requirements for fiscal 2002.

         The following table summarizes the components of net periodic pension cost for the defined benefit and contribution plans for the years ended May 31:


                              IN THOUSANDS                 2002      2001       2000
                                                        ---------  --------   --------
Defined benefit plans:
   Service cost                                         $   934    $   922    $   827
   Interest cost                                          1,333      1,242      1,051
   Actual loss (return) on plan assets                      287      1,092     (1,109)
   Net amortization and deferral                         (1,218)    (2,135)       177
                                                        -------    -------    -------
   Net pension cost on defined benefit plans              1,336      1,121        946
Defined contribution plans                                6,735      5,676      6,418
                                                        -------    -------    -------
     Total pension cost                                 $ 8,071    $ 6,797    $ 7,364
                                                        =======    =======    =======


         The following actuarial assumptions were used for the Company's defined benefit pension plans:


                                                                      2002              2001             2000
                                                                  --------------    --------------   --------------
        Weighted average discount rate                                 7.00%             7.43%            7.47%
        Weighted average expected long-term rate of return             8.36%             8.32%            8.31%


         In addition to and as part of its consolidation plan, the Company recognized a $4,242,000 net curtailment loss in fiscal 2002 (see Note N). The loss primarily resulted from the recognition of prior service cost related to employees to be terminated.

         The following table summarizes amounts recognized in the Company's consolidated balance sheets and the funded status for defined benefit pension plans at May 31:


                                         IN THOUSANDS                             2002          2001
                                                                               ----------     --------
        Change in benefit obligation
                 Benefit obligation, beginning of year                          $ 17,605      $ 14,891
                 Service cost                                                        934           922
                 Interest cost                                                     1,333         1,242
                 Amendments                                                           --         1,108
                 Curtailment                                                        (325)           --
                 Actuarial loss                                                      922           114
                 Benefits paid                                                      (714)         (672)
                                                                                --------      --------
                 Benefit obligation, end of year                                  19,755        17,605
                                                                                --------      --------

        Change in plan assets
                 Fair value, beginning of year                                    14,520        14,767
                 Actual loss on plan assets                                         (287)       (1,092)
                 Company contributions                                             6,338         1,425
                 Benefits paid                                                      (714)         (580)
                                                                                --------      --------
                 Fair value, end of year                                          19,857        14,520
                                                                                --------      --------

        Funded (underfunded) status                                                  102        (3,085)

        Unrecognized net actuarial loss (gain)                                     1,618        (1,385)
        Unrecognized prior service cost                                            1,709         3,161
        Unrecognized transition obligation (asset)                                   (11)           65
        Minimum pension liability                                                     --        (1,857)
                                                                                --------      --------
        Prepaid (accrued) benefit cost                                          $  3,418      $ (3,101)
                                                                                ========      ========

         Plans with benefit obligations in excess of fair value of plan assets:


                    Projected benefit obligation                     $       --     $ 16,816

                    Fair value of plan assets                                --       13,469
                                                                     -----------    ---------
                    Funded status                                    $       --     $ (3,347)
                                                                     ===========    =========


         Plan assets consist principally of listed equity securities and fixed income instruments.

NOTE F - STOCK OPTIONS

         Under its employee stock option plan, the Company may grant incentive stock options to purchase common shares at not less than 100% of market value at date of grant. Under its non-employee director stock option plan, the Company may grant non-qualified stock options at a price determined by the Compensation and Stock Option Committee. Generally, stock options vest and become exercisable at the rate of 20% per year beginning one year from date of grant and expire ten years thereafter.

         The following table summarizes the stock option plans' activities for the years ended May 31:


                                                     2002                    2001                     2000
                                            ----------------------- -----------------------  -----------------------
                                                        WEIGHTED                 WEIGHTED                WEIGHTED
                                              STOCK      AVERAGE      STOCK       AVERAGE      STOCK      AVERAGE
         IN THOUSANDS, EXCEPT PER SHARE      OPTIONS      PRICE      OPTIONS       PRICE      OPTIONS      PRICE
                                            ----------  ----------- -----------  ----------  ----------- -----------
        Outstanding, beginning of year          5,839      $13.07       4,336       $14.90        3,907     $15.04
        Granted                                    12       11.05       1,851         9.30        1,006      12.75
        Exercised                                (137)      12.10          --          --          (358)      9.25
        Forfeited                                (297)      13.90        (348)       15.77         (219)     17.29
                                            ---------               ---------                 ---------
        Outstanding, end of year                5,417       13.05       5,839        13.07        4,336      14.90
                                            =========               =========                 =========

        Exercisable at end of year              2,735       14.92       2,005        16.34        1,474      17.68
                                            =========               =========                 =========


         The following table summarizes information for stock options outstanding and exercisable at May 31, 2002:


                                                            OUTSTANDING                          EXERCISABLE
                                             -------------------------------------------  --------------------------
                                                                            WEIGHTED
                                                             WEIGHTED       AVERAGE                      WEIGHTED
                                                             AVERAGE       REMAINING                      AVERAGE
                                                             EXERCISE     CONTRACTUAL                    EXERCISE
           IN THOUSANDS, EXCEPT PER SHARE       NUMBER        PRICE           LIFE          NUMBER         PRICE
                                             ------------- ------------- ---------------  ------------  ------------
         Exercise prices between
            $  9.00 and $13.00                     4,169       $11.32           5.0             1,653        $12.06
            $14.38 and $21.38                      1,248        18.82           4.1             1,082         19.28


         Under APB 25, the Company does not recognize compensation expense related to stock options, as no stock options are granted at a price below the market price on the day of grant.

         Pro Forma Information: Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994 under the fair value method prescribed by that Statement. The weighted average fair value of stock options granted in fiscal 2002, 2001 and 2000 was $2.89, $2.27 and $2.84, respectively, based on the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                       2002              2001             2000
                                                                   --------------   ---------------   --------------
         Assumptions used:
           Dividend yield                                               4.55%            6.38%             4.25%
           Expected volatility                                         23.00%           23.00%            23.00%
           Risk-free interest rate                                      4.38%            3.61%             5.96%
           Expected lives (years)                                         5                5                5


         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been as presented in the following table:


                      IN THOUSANDS, EXCEPT PER SHARE                   2002              2001             2000
                                                                   --------------   ---------------   --------------
        Pro forma net earnings                                          $  5,072         $ 34,199          $ 92,708
        Pro forma earnings per share (basic)                                0.06             0.40              1.05
        Pro forma earnings per share (diluted)                              0.06             0.40              1.05


         The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the above weighted average assumptions used for grants. Because the Company's stock options have characteristics significantly different from those of traded stock options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NOTE G - CONTINGENT LIABILITIES AND COMMITMENTS

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

         To secure access to facilities used to regenerate acid used in certain steel processing locations, the Company has entered into unconditional purchase obligations with a third party which require the Company to deliver certain quantities of acid for processing annually through the year 2019. In addition, the Company is required to pay for freight and utilities used in processing its acid. The aggregate amount of required future payments at May 31, 2002 is as follows (in thousands):

                      2003                                  $ 4,395
                      2004                                    4,395
                      2005                                    4,395
                      2006                                    4,395
                      2007                                    4,395
                      Thereafter                             52,745
                                                            -------
                      Total                                 $74,720
                                                            =======


         The Company may not terminate the unconditional purchase obligations without assuming or otherwise repaying certain debt of the supplier, based on the fair market value of the facility. At May 31, 2002, $32,456,000 of such debt was outstanding.

NOTE H - INDUSTRY SEGMENT DATA

         The Company's operations include three reportable segments (Processed Steel Products, Metal Framing and Pressure Cylinders). Factors used to identify these segments include the products and services provided by each segment as well as the management reporting structure used by the Company. A discussion of each segment is outlined below.

         Processed Steel Products: This segment consists of two business units, The Worthington Steel Company ("Worthington Steel") and The Gerstenslager Company ("Gerstenslager"). Both are intermediate processors of flat-rolled steel. This segment's processing capabilities include blanking, cold-rolling, dry lubricating, configured blanking, cutting-to-length, edging, hot-dipped galvanizing, hydrogen annealing, nickel plating, painting, pickling, slitting, stamping, tension leveling, and zinc/nickel coating. Worthington Steel sells to customers principally in the automotive, lawn and garden, construction, hardware, furniture, office equipment, electrical control, leisure and recreation, appliance, farm implement, HVAC, and aerospace markets. Gerstenslager supplies automotive aftermarket body panels within the United States primarily to domestic and transplant automotive and heavy duty truck manufacturers.

         Metal Framing: This segment consists of one business unit, Dietrich Industries, Inc. ("Dietrich"), which produces metal framing products for the commercial and residential construction markets in the United States. Dietrich's customers primarily consist of wholesale distributors and commercial and residential building contractors.

         Pressure Cylinders: This segment consists of one business unit, Worthington Cylinder Corporation ("Worthington Cylinders"). Worthington Cylinders produces a diversified line of pressure cylinder vessels, including liquefied petroleum gas ("LPG") cylinders, refrigerant cylinders, and industrial/specialty gas cylinders. LPG cylinders are used for gas barbecue grills, camping equipment, residential heating systems, industrial forklifts, and commercial/residential cooking (outside North America). Refrigerant cylinders are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. Industrial/specialty gas cylinders are used as containers for gases for the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recycle and recovery tanks for refrigerant gases and non-refillable cylinders for helium balloon kits.

         The accounting policies of the operating segments are described in Note
A. The Company evaluates segment performance based on operating income. Inter-segment sales are not material.

         Summarized financial information for the Company's reportable segments is shown in the following table. The "Other" category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.


                             IN MILLIONS                2002          2001          2000
                                                    ----------    ----------    ----------
         NET SALES
         Processed Steel Products                   $  1,132.7    $  1,184.9    $  1,287.9
         Metal Framing                                   306.0         346.0         350.6
         Pressure Cylinders                              292.8         289.1         318.8
         Other                                            13.5           6.1           5.3
                                                    ----------    ----------    ----------
           Total                                    $  1,745.0    $  1,826.1    $  1,962.6
                                                    ==========    ==========    ==========

         OPERATING INCOME
         Processed Steel Products                   $     13.6    $     29.3    $     96.8
         Metal Framing                                    19.1          23.7          43.2
         Pressure Cylinders                               11.0          19.3          34.2
         Other                                            (9.4)         (7.1)         (4.7)
                                                    ----------    ----------    ----------
           Total                                    $     34.3    $     65.2    $    169.5
                                                    ==========    ==========    ==========

         DEPRECIATION AND AMORTIZATION
         Processed Steel Products                   $     45.3    $     46.2    $     48.0
         Metal Framing                                    10.0          10.6           9.4
         Pressure Cylinders                                9.8          10.1          10.4
         Other                                             3.8           3.7           3.2
                                                    ----------    ----------    ----------
           Total                                    $     68.9    $     70.6    $     71.0
                                                    ==========    ==========    ==========

         TOTAL ASSETS
         Processed Steel Products                   $    903.3    $    908.1    $  1,049.6
         Metal Framing                                   244.3         239.9         256.5
         Pressure Cylinders                              154.0         178.9         215.9
         Other                                           155.7         149.0         151.9
                                                    ----------    ----------    ----------
           Total                                    $  1,457.3    $  1,475.9    $  1,673.9
                                                    ==========    ==========    ==========

         CAPITAL EXPENDITURES
         Processed Steel Products                   $     17.8    $     31.0    $     31.2
         Metal Framing                                    13.8          15.1          11.0
         Pressure Cylinders                                4.8           9.8          12.4
         Other                                             2.7           7.0          16.9
                                                    ----------    ----------    ----------
           Total                                    $     39.1    $     62.9    $     71.5
                                                    ==========    ==========    ==========


NOTE I - RELATED PARTY TRANSACTIONS

         The Company purchases from and sells to affiliated companies certain raw materials and services at prevailing market prices. Sales to affiliated companies for fiscal 2002, 2001 and 2000 totaled $25,321,000, $36,063,000 and
$31,359,000, respectively. Accounts receivable related to these transactions were $681,000 and $3,671,000 at May 31, 2002 and 2001, respectively. Accounts payable to affiliated companies were $31,111,000 and $23,427,000 at May 31, 2002 and 2001, respectively.

NOTE J - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

         The Company's investments in affiliated companies, which are not majority-owned and not controlled, are accounted for using the equity method. These equity investments and the percentage interest owned consist of Worthington Armstrong Venture (50%), TWB Company, L.L.C. (33%), Acerex S.A. de C.V. (50%), Worthington Specialty Processing (50%) and Aegis Metal Framing (60%).

         The Company received dividends from unconsolidated affiliates totaling $12,500,000 and $15,082,000 in 2002 and 2001, respectively.

         Financial information for affiliated companies accounted for using the equity method as of, and for, the years ended May 31 was as follows:


                              IN THOUSANDS                             2002              2001             2000
                                                                   --------------   ---------------   --------------
         Current assets                                                $ 151,655        $ 125,938         $ 120,619
         Noncurrent assets                                               156,730          124,263           129,699
         Current liabilities                                              66,160           54,772            55,220
         Noncurrent liabilities                                           54,672           66,156            85,568
         Net sales                                                       420,222          417,057           377,630
         Gross margin                                                     81,913           84,825            89,931
         Net income                                                       47,457           51,335            55,921


         The Company's share of undistributed earnings of unconsolidated affiliates was $23,919,000 at May 31, 2002.

NOTE K - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                                         YEAR ENDED MAY 31,
                                                                           ----------------------------------------------
               DOLLARS IN THOUSANDS, EXCEPT PER SHARE                         2002              2001             2000
                                                                           -----------       -----------      -----------
        Numerator (basic & diluted):
           Net earnings - income available to common
             shareholders                                                  $     6,502       $    35,565      $    94,151

        Denominator:
           Denominator for basic earnings per share - weighted
             average shares                                                 85,408,200        85,590,089       88,410,804
           Effect of dilutive securities - stock options                       520,541            33,288          187,009
                                                                           -----------       -----------      -----------

        Denominator for diluted earnings per share - adjusted
           weighted average shares                                          85,928,741        85,623,377       88,597,813
                                                                           ===========       ===========      ===========

        Basic earnings per share                                           $      0.08       $      0.42      $      1.06
        Diluted earnings per share
                                                                                  0.08              0.42             1.06


         Stock options covering 1,298,094, 4,143,873 and 1,559,315 common shares for fiscal 2002, fiscal 2001 and fiscal 2000 have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive for those periods.

NOTE L - OPERATING LEASES

         The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $7,732,000 in fiscal 2002, $4,969,000 in fiscal 2001 and $3,210,000 in fiscal 2000. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2002, are as follows (in thousands):

                         2003                             $ 5,219
                         2004                               4,241
                         2005                               3,417
                         2006                               1,421
                         2007                               1,010
                         Thereafter                         3,685
                                                          -------
                         Total                            $18,993
                                                          =======


NOTE M - SALE OF ACCOUNTS RECEIVABLE

         On November 30, 2000, the Company and certain of its subsidiaries entered into a $120,000,000 revolving trade receivables securitization facility. In May 2001, this facility was expanded to include other subsidiaries and was increased to $190,000,000. Pursuant to the terms of the facility, these subsidiaries sell their accounts receivable, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary of the Company, Worthington Receivables Corporation ("WRC"), which is consolidated for financial reporting purposes. In turn, WRC sells, on a revolving basis, up to $190,000,000 undivided ownership interest in the purchased accounts receivable to independent third parties. The Company retains an undivided interest in this pool and is subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, the Company believes additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale and no gain or loss is recorded; however, facility fees of $4,082,000 and $3,110,000 were incurred during fiscal 2002 and 2001, respectively. The book value of the retained portion approximates fair value. The Company continues to service the accounts receivable. No servicing asset or liability has been recognized as the Company's cost to service the accounts receivable is expected to approximate the servicing income.

         As of May 31, 2002, WRC had sold $100,000,000 of undivided ownership interest in accounts receivable. The proceeds from the sale were reflected as a reduction of accounts receivable on the consolidated balance sheets and as operating cash flows in the consolidated statements of cash flows. The sale proceeds were used to pay down short-term debt.

NOTE N - RESTRUCTURING EXPENSE

         During the quarter ended February 28, 2002, the Company announced a consolidation plan to improve profitability. This plan affects each of the Company's business segments as six facilities will be closed and two others will be restructured. As part of the consolidation plan, the Company recorded a $64,575,000 pre-tax restructuring expense. The restructuring expense includes a write-down to fair value of certain property and equipment, severance and employee related costs, and other items. Of this expense, all but $11,842,000 for severance and employee related costs are non-cash charges. The severance and employee related costs are due to the elimination of 542 administrative, production and other employee positions. As of May 31, 2002, 230 employee positions had been eliminated (205 through termination and 25 through retirement and attrition), and severance of $1,427,000 was paid. The consolidation process should be substantially completed by January 2003.

         The components of the restructuring charge are summarized as follows:


                                                    AMOUNT                                              BALANCE
                                                    CHARGED                             OTHER           MAY 31,
                    IN THOUSANDS                   TO INCOME         PAYMENTS          CREDITS           2002
                                                 --------------   --------------    --------------   --------------
         Property and equipment                   $48,245          $  (155)           $   --           $48,090
         Severance and employee related            11,842           (1,438)               --            10,404
         Other items                                4,488             (244)               --             4,244
                                                  -------          -------            ------           -------
              Total                               $64,575          $(1,837)           $   --           $62,738
                                                  =======          =======            ======           =======


         The sales of the affected plants will be transferred to other Company locations except for the sales of the Itu, Brazil, facility and the painted and coated products of the Malvern, Pennsylvania, facility. Net sales for the products that will not be transferred were $42,363,000, $65,484,000 and $70,385,000 for fiscal 2002, 2001 and 2000, respectively. The related operating income (loss) for these products was $(5,314,000), $(14,528,000) and $643,000 for fiscal 2002, 2001 and 2000, respectively.

         During the quarter ended February 28, 2001, the Company recorded a pre-tax restructuring expense of $6,474,000 for the partial shutdown of the Malvern facility. The Company has sold all of the idled equipment and settled the termination liabilities for approximately the costs that were accrued.

NOTE O - GOODWILL

         The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2001, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. During the six months ended November 30, 2001, the Company performed the required initial impairment tests of goodwill. No impairments were then indicated. The annual impairment test was performed during the fourth quarter of fiscal 2002, and goodwill of $566,000 was written off as a result.

         The impact of the adoption of SFAS No. 142 for the years ended May 31 is summarized as follows:


                    IN THOUSANDS, EXCEPT PER SHARE                    2002              2001             2000
                                                                  --------------    --------------   --------------
         Net earnings as reported                                 $       6,502     $     35,565     $  94,151
         Add back:  goodwill amortization after-tax                          --            1,581         1,429
                                                                  -------------     ------------     ---------
              Adjusted net earnings                               $       6,502     $     37,146     $  95,580
                                                                  =============     ============     =========

          Earnings per common share as reported -
           basic & diluted                                        $       0.08      $      0.42      $    1.06
         Goodwill amortization after-tax
                                                                            --             0.01           0.02
                                                                  -------------     ------------     ---------
             Adjusted earnings per common share -
               basic & diluted                                    $       0.08      $      0.43      $    1.08
                                                                  =============     ============     =========

         Goodwill by segment is summarized as follows at May 31:


                                     IN THOUSANDS                    2002             2001
                                                                 --------------   --------------
            Processed Steel Products                             $          --      $        17
            Metal Framing                                               57,752           57,752
            Pressure Cylinders                                          17,648           18,104
            Other                                                           --              566
                                                                 -------------      -----------
                                                                 $      75,400      $    76,439
                                                                 =============      ===========


The goodwill related to Processed Steel Products was written off upon the adoption of SFAS No. 142. The change in the goodwill balance for Pressure Cylinders relates to foreign currency translation adjustments and the shutdown of the Brazil operations. The reduction in Other goodwill was a result of the annual impairment test.

NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended May 31:


                                                                        THREE MONTHS ENDED
                                               ---------------------------------------------------------------------
            IN THOUSANDS, EXCEPT PER SHARE        AUGUST 31        NOVEMBER 30      FEBRUARY 28         MAY 31
                                               ----------------  ---------------- ----------------  ----------------
          2002
          Net sales                              $   409,558       $   410,379      $   405,740       $   519,284
          Gross margin                                59,997            61,297           50,851            92,632
          Net earnings                                14,285            11,323          (45,865)           26,759

          Earnings per share (diluted)           $      0.17       $      0.13      $     (0.53)      $      0.31

          2001
          Net sales                              $   484,224       $   457,369      $   418,717       $   465,790
          Gross margin                                63,878            56,621           53,583            70,840
          Net earnings                                12,477             6,880            1,778            14,430

         Earnings per share (diluted)            $      0.15       $      0.08      $      0.02       $      0.17


         Results for the quarter ended February 28, 2002 include a pre-tax restructuring expense of $64,575,000 ($0.48 per share, net of tax) and a pre-tax charge to establish a reserve for the impairment of certain assets of $21,223,000 ($0.15 per share, net of tax). Results for the quarter ended February 28, 2001 include a pre-tax restructuring expense of $6,474,000 ($0.04 per share, net of tax).

NOTE Q - SUBSEQUENT EVENT

         On July 31, 2002, Worthington Industries, Inc. acquired the stock of Unimast Incorporated and its subsidiaries ("Unimast"), a wholly-owned subsidiary of WHX Corporation, for approximately $113,000,000 in cash and approximately $9,000,000 of assumed indebtedness. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. Their revenues for the year ended December 31, 2001 were approximately $230 million. Unimast will be included in the Company's Metal Framing segment.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Worthington Industries, Inc.

         We have audited the accompanying consolidated balance sheet of Worthington Industries, Inc. and subsidiaries as of May 31, 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

           We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   /s/ KPMG LLP
                                        -----------------------------------
                                                       KPMG LLP

Columbus, Ohio
June 18, 2002

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Worthington Industries, Inc.


         We have audited the accompanying consolidated balance sheet of Worthington Industries, Inc. and subsidiaries as of May 31, 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the two years in the period ended May 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a)(2) and 14(d) as of and for the two years in the period ended May 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worthington Industries, Inc. and subsidiaries at May 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/ ERNST & YOUNG LLP
                                        -------------------------------------
                                                    Ernst & Young LLP

Columbus, Ohio
June 15, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                  WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES



------------------------------------------------------------------------------------------------------------------------------------
               COL. A.                      COL. B.                     COL. C                     COL. D.            COL. E.
------------------------------------------------------------------------------------------------------------------------------------
             DESCRIPTION                  Balance at                  Additions                    Deductions -   Balance at End of
                                         Beginning of    -------------------------------------       Describe           Period
                                            Period       Charged to Costs   Charged to Other
                                                           and Expenses        Accounts -
                                                                                Describe
------------------------------------------------------------------------------------------------------------------------------------

Year Ended May 31, 2002:



Deducted from asset accounts:
  Allowance for possible
     losses on trade accounts
     receivable                              $9,166,000     $10,287,000        $215,000 (A)     $11,453,000 (B)       $8,215,000
                                           ============    ============       =============    ================      ===========



Year Ended May 31, 2001:



Deducted from asset accounts:
  Allowance for possible
     losses on trade accounts
     receivable                              $3,879,000      $5,431,000        $795,000 (A)     $   939,000 (B)       $9,166,000
                                           ============    ============       =============    ================      ===========



Year Ended May 31, 2000:



Deducted from asset accounts:
  Allowance for possible
     losses on trade accounts
     receivable                              $4,209,000      $1,842,000       ($409,000) (A)    $ 1,763,000 (B)       $3,879,000
                                           ============    ============       =============    ================      ===========



Note A - Miscellaneous amounts.
Note B - Uncollectible accounts charged to the allowance.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Required information reported in the Annual Report on Form 10-K for the fiscal year ended May 31, 2001.



                                    PART III


ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 10 with respect to the identification of directors is incorporated herein by reference to the material under the heading "Election of Directors" contained in the Registrant's 2002 Proxy Statement for the September 26, 2002 Annual Meeting of Shareholders (the "Proxy Statement"). The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the heading "Supplemental Item. - Executive Officers of the Registrant." The information required by Item 405 of Regulation S-K is incorporated herein by reference to the material under the heading "Voting Securities and Principal Holders - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. - EXECUTIVE COMPENSATION

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 is incorporated herein by reference to the information contained in the Proxy Statement under the headings "Election of Directors--Compensation of Directors" and "Executive Compensation."

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED SHAREHOLDER MATTERS

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the material contained in the Proxy Statement under the headings "Voting Securities and Principal Holders -- Security Ownership of Certain Beneficial Owners and Management."

   EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of May 31, 2002, with respect to compensation plans under which common shares of Worthington Industries are authorized for issuance. These compensation plans include: (i) the Worthington Industries, Inc. 1990 Stock Option Plan; (ii) the Worthington Industries, Inc. 1997 Long-Term Incentive Plan; and (iii) the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors. All of these plans were approved by our shareholders.


                                                                                           NUMBER OF SHARES
                                                                                        REMAINING AVAILABLE FOR
                              NUMBER OF SHARES TO BE           WEIGHTED AVERAGE          FUTURE ISSUANCE UNDER
                              ISSUED UPON EXERCISE OF          EXERCISE PRICE OF          EQUITY COMPENSATION
                                OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,       PLANS (EXCLUDING SHARES
PLAN CATEGORY                   WARRANTS AND RIGHTS           WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
-------------------           -----------------------        ---------------------      -------------------------
                                        (a)                           (b)                         (c)
                              -----------------------        ---------------------      -------------------------
Equity compensation                  5,417,000                      $13.05                     3,682,000
plans approved by
shareholders


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 13 is incorporated herein by reference to the information for John H. McConnell and John P. McConnell under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and by reference to the material set forth under the caption "Related Party Transactions" in the Proxy Statement.


                                     PART IV


ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

     (1)  Consolidated Financial Statements:

          Consolidated Balance Sheets as of May 31, 2002 and 2001
          Consolidated Statements of Earnings for the years ended May 31,
            2002, 2001 and 2000
          Consolidated Statements of Shareholders' Equity for the years ended
            May 31, 2002, 2001 and 2000
          Consolidated Statements of Cash Flows for years ended May 31,
            2002, 2001 and 2000
          Notes to Consolidated Financial Statements
          Independent Auditors' Report (KPMG LLP)
          Independent Auditors' Report (Ernst & Young LLP)

     (2)  Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

          All other financial statement schedules are omitted because they are not required or the information required has been presented in the aforementioned financial statements.

     (3)  Listing of Exhibits:

          The exhibits listed on the "Index to Exhibits" beginning on page E-1 of this Form 10-K are filed with this Form 10-K or incorporated by reference noted in the "Index to Exhibits." The "Index to Exhibits" specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)  No reports on Form 8-K were filed during the last quarter of fiscal 2002.

(c) The exhibits listed on the "Index to Exhibits" beginning on page E-1 of this report are filed with this Form 10-K or incorporated by reference as noted in the "Index to Exhibits."

(d)  The Financial Statement Schedule listed in Item 14(a)(2) is filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WORTHINGTON INDUSTRIES, INC.


Date:  August 21, 2002                  By: /s/ John P. McConnell
                                           ------------------------------------
                                             John P. McConnell
                                             Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       SIGNATURE                             DATE                      TITLE
       ---------                             ----                      -----
/s/ John P. McConnell                    August 21, 2002               Director, Chairman &
------------------------------------                                   Chief Executive Officer
John P. McConnell

            *                                       *                  Director, Chairman Emeritus
------------------------------------                                   & Founder
John H. McConnell

            *                                       *                  Director, President &
------------------------------------                                   Chief Operating Officer
John S. Christie

/s/ John T. Baldwin                      August 21, 2002               Vice President & Chief
------------------------------------                                   Financial Officer
John T. Baldwin

/s/ Richard G. Welch                     August 21, 2002               Controller
------------------------------------
Richard G. Welch

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

            *                                       *                  Director
------------------------------------
Peter Karmanos, Jr.

            *                                       *                  Director
------------------------------------
John R. Kasich

            *                                       *                  Director
------------------------------------
Sidney A. Ribeau

           *                                        *                  Director
------------------------------------
Mary Fackler Schiavo


*By: /s/ John P. McConnell                                                   Date:  August 21, 2002
    --------------------------------------------
      John P. McConnell
      Attorney-In-Fact

                                INDEX TO EXHIBITS


    Exhibit                    Description                                     Location
---------------- ---------------------------------------- ------------------------------------------------
2                Stock Purchase Agreement, dated as of    Filed herewith
                 June 24, 2002, between Worthington
                 Industries, Inc. and WHX Corporation
                 (excluding exhibits and schedules)

3(a)             Amended Articles of Incorporation of     Incorporated by reference to Exhibit 3(a) of the
                 Worthington Industries, Inc., as filed   Registrant's Quarterly Report on Form 10-Q for
                 with Ohio secretary of State on          the quarter ended August 31, 1998
                 October 13, 1998

3(b)             Code of Regulations of Worthington       Incorporated by reference to Exhibit 3(b) of the
                 Industries, Inc., as amended through     Registrant's Quarterly Report on Form 10-Q for
                 September 28, 2000 for SEC reporting     the quarter ended August 31, 2000
                 compliance purposes only

4(a)             Form of Indenture, dated as of May 15,   Incorporated by reference to Exhibit 4(a) of the
                 1996, between Worthington Industries,    Registrant's Annual Report on Form 10-K for
                 Inc. and PNC Bank, Ohio, National        fiscal year ended May 31, 1997
                 Association, as Trustee, relating to
                 up to $450,000,000 of debt securities

4(b)             Form of 7-1/8% Note due May 15, 2006     Incorporated by reference to Exhibit 4(b) of the
                                                          Registrant's Annual Report on Form 10-K for
                                                          fiscal year ended May 31, 1997

4(c)             First Supplemental Indenture, dated as   Incorporated by reference to Exhibit 4(c) of the
                 of February 27, 1997, between            Registrant's Annual Report on Form 10-K for
                 Worthington Industries, Inc. and PNC     fiscal year ended May 31, 1997
                 Bank, Ohio, National Association, as
                 Trustee

4(d)             Agreement to furnish instruments         Filed herewith
                 defining rights of holders of
                 long-term debt

4(e)             Form of 6.7% Note due December 1, 2009   Incorporated by reference to Exhibit 4(f) of the
                                                          Registrant's Annual Report on Form 10-K for the
                                                          fiscal year ended May 31, 1998

4(f)             Second Supplemental Indenture, dated     Incorporated by reference to Exhibit 4(g) of the
                 as of December 12, 1997, between         Registrant's Annual Report on Form 10-K for the
                 Worthington Industries, Inc. and PNC     fiscal year ended May 31, 1998
                 Bank, Ohio, National Association, as
                 Trustee


4(g)             Third Supplemental Indenture, dated as   Incorporated by reference to Exhibit 4(h) of the
                 of October 13, 1998, among Worthington   Registrant's Annual Report on Form 10-K for
                 Industries, Inc., a Delaware             fiscal year ended May 31, 1999
                 corporation, Worthington Industries,
                 Inc., an Ohio corporation, and PNC
                 Bank, National Association (formerly
                 known as PNC Bank, Ohio, National
                 Association)

4(h)             Fourth Supplemental Indenture, dated     Filed herewith
                 as of May 10, 2002, among Worthington
                 Industries, Inc. and J.P. Morgan Trust
                 Company, National Association, as
                 successor trustee to Chase Manhattan
                 Trust Company, National Association
                 (successor Trustee to PNC Bank,
                 National Association, formerly known
                 as PNC Bank, Ohio, National
                 Association)

4(i)(i)          $155,000,000 364-Day Revolving Credit    Filed herewith
                 Agreement, dated as of May 10, 2002,
                 among Worthington Industries, Inc.,
                 the Lenders from time to time party
                 thereto, PNC Bank, National
                 Association, as Swingline Lender and
                 Administrative Agent and First Union
                 Securities, Inc. and PNC Capital
                 Markets, Inc. as Co-Syndication Agents
                 and Co-Lead Arrangers

4(i)(ii)         Form of Revolving Note issued by         Filed herewith
                 Worthington Industries, Inc. to the
                 various Lenders from time to time
                 party to that certain $155,000,000
                 364-Day Revolving Credit Agreement,
                 dated as of May 10, 2002

4(i)(iii)        Swingline Note, dated May 10, 2002,      Filed herewith
                 issued by Worthington Industries, Inc.
                 to PNC Bank, National Association, as
                 Administrative Agent and Swingline
                 Lender under that certain $155,000,000
                 364-Day Revolving Credit Agreement,
                 dated as of May 10, 2002


4(j)(i)          $155,000,000 Five-Year Revolving         Filed herewith
                 Credit Agreement, dated as of May 10,
                 2002, among Worthington Industries,
                 Inc., the Lenders from time to time
                 party thereto, PNC Bank, National
                 Association, as Issuing Lender,
                 Swingline Lender and Administrative
                 Agent and First Union Securities, Inc.
                 and PNC Capital Markets, Inc. as
                 Co-Syndication Agents and Co-Lead
                 Arrangers

4(j)(ii)         Form of Revolving Note issued by         Filed herewith
                 Worthington Industries, Inc. to the
                 various Lenders from time to time
                 party to that certain $155,000,000
                 Five-Year Revolving Credit Agreement,
                 dated as of May 10, 2002

4(j)(iii)        Swingline Note, dated May 10, 2002       Filed herewith
                 issued by Worthington Industries, Inc.
                 to PNC Bank, National Association, as
                 Administrative Agent, Issuing Lender
                 and Swingline Lender under that
                 certain $155,000,000 Five-Year
                 Revolving Credit Agreement, dated as
                 of May 10, 2002

4(k)             Pledge Agreement, dated as of May 10,    Filed herewith
                 2002, by Worthington Industries, Inc.
                 in favor of Wells Fargo Bank
                 Minnesota, National Association, as
                 Collateral Agent for the Secured
                 Parties as defined in the Trust
                 Agreement (See Exhibit 4(l) below)

4(l)             Trust Agreement, dated as of May 10,     Filed herewith
                 2002, among Worthington Industries,
                 Inc., J.P. Morgan Trust Company,
                 National Association (successor to
                 Chase Manhattan Trust Company, N.A.),
                 as Public Debt Trustee, Wells Fargo
                 Bank Minnesota, National Association,
                 as Collateral Agent, PNC Bank,
                 National Association, as
                 Administrative Agent, and Wells Fargo
                 Bank Minnesota, National Association,
                 as Trustee


10(a)            1990 Stock Option Plan, as Amended*      Incorporated by reference to Exhibit 10(b) of the
                                                          Registrant's Annual Report on Form 10-K for the
                                                          fiscal year ended May 31, 1999

10(b)            Executive Deferred Compensation Plan,    Incorporated hereby by reference to Exhibit 10(c)
                 as Amended and Restated effective June   of the Registrant's Annual Report on Form 10-K
                 1, 2000*                                 for fiscal year ended May 31, 2000


10(c)            Deferred Compensation Plan for           Incorporated hereby by reference to Exhibit 10(d)
                 Directors, as Amended and Restated,      of the Registrant's Annual Report on Form 10-K
                 effective June 1, 2000*                  for fiscal year ended May 31, 2000

10(d)            1997 Long-Term Incentive Plan*           Incorporated by reference to Exhibit 10(e) of the
                                                          Registrant's Annual Report on Form 10-K for the
                                                          fiscal year ended May 31, 1997

10(e)            Non-Qualified Deferred Compensation      Incorporated hereby by reference to Exhibit 10(f)
                 Plan*                                    of the Registrant's Annual Report on Form 10-K
                                                          for fiscal year ended May 31, 2000

10(f)            2000 Stock Option Plan for               Incorporated by reference to Exhibit 10(g) of the
                 Non-Employee Directors*                  Registrant's Quarterly Report on Form 10-Q for
                                                          the fiscal quarter ended August 31, 2001

10(g)(i)         Receivables Purchase Agreement, dated    Incorporated hereby by reference to Exhibit
                 as of November 30, 2000, among           10(h)(i) of the Registrant's Annual Report on
                 Worthington Receivables Corporation,     Form 10-K for fiscal year ended May 31, 2001
                 Worthington Industries, Inc., as
                 Servicer, members of various purchaser
                 groups from time to time party thereto
                 and PNC Bank, National Association, as
                 Administrator

10(g)(ii)        Amendment No. 1 to Receivables           Incorporated hereby by reference to Exhibit
                 Purchase Agreement, dated as of          10(h)(ii) of the Registrant's Annual Report on
                 May 18, 2001, among Worthington          Form 10-K for fiscal year ended May 31, 2001
                 Receivables Corporation, Worthington
                 Industries, Inc., members of various
                 purchaser groups from time to time
                 party thereto and PNC Bank, National
                 Association

10(g)(iii)       Purchase and Sale Agreement, dated as    Incorporated hereby by reference to Exhibit
                 of November 30, 2000, between the        10(h)(iii) of the Registrant's Annual Report on
                 various originators listed therein and   Form 10-K for fiscal year ended May 31, 2001.
                 Worthington Receivables Corporation

10(g)(iv)        Amendment No. 1, dated as of May 18,     Incorporated hereby by reference to Exhibit
                 2001, to Purchase and Sale Agreement,    10(h)(iv) of the Registrant's Annual Report on
                 dated as of November 30, 2000 between    Form 10-K for fiscal year ended May 31, 2001.
                 the various originators listed therein
                 and Worthington Receivables Corporation


10(g)(v)         Assumption and Transfer Agreement,       Filed herewith
                 dated October 25, 2001, among
                 Worthington Receivables Corporation,
                 Fifth Third Bank as a purchaser, a
                 related committed purchaser and an
                 agent, Market Street Funding
                 Corporation, as a purchaser and PNC
                 Bank, National Association, as agent
                 for Market Street and as administrator

10(g)(vi)        Assumption and Transfer Agreement,       Filed herewith
                 dated April 24, 2002, among
                 Worthington Receivables Corporation,
                 Liberty Street Funding Corp., as a
                 purchaser and a related committed
                 purchaser, The Bank of Nova Scotia, as
                 Agent for Liberty Street Purchasers,
                 Market Street Funding Corporation, as
                 a purchaser and PNC Bank, National
                 Association, as agent for Market
                 Street and as administrator

21               Subsidiaries of Worthington              Filed herewith
                 Industries, Inc.

23(a)            Consent of Ernst & Young LLP             Filed herewith

23(b)            Consent of KPMG LLP                      Filed herewith

24               Powers of Attorney                       Filed herewith

99               Certifications of CEO & CFO under        Filed herewith
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002

                 *Management Compensation Plan