Form 10-Q
period 2002-08-31
WORTHINGTON INDUSTRIES INC
filed 2002-10-15
CIK 108516

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact name of Registrant as specified in its Charter)

Ohio	31-1189815

(State of Incorporation)	(I.R.S. Employer Identification No.)

1205 Dearborn Drive, Columbus, Ohio	43085

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(614) 438-3210

Not Applicable

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

YES [X]    NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

     As of September 30, 2002, 85,730,018 of the Registrant’s common shares, without par value, were outstanding.

WORTHINGTON INDUSTRIES, INC.

SAFE HARBOR STATEMENT

     Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” as used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

•	future sales, operating results and earnings per share;

•	projected capacity levels and operating locations;

•	pricing trends for raw materials and finished goods;

•	anticipated capital expenditures;

•	projected timing, results, costs, charges and expenditures related to plant shutdowns & consolidations;

•	new products and markets; and

•	other non-historical trends.

     Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand, changes in product mix and market acceptance of products;

•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by our operations;

•	effects of plant closures and the consolidation of operations and our ability to realize expected cost savings and operational efficiencies on a timely basis;

•	our ability to integrate newly acquired businesses with current businesses;

•	capacity levels and efficiencies within our facilities and within the industry as a whole;

•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;

•	the effect of national, regional and worldwide economic conditions generally and within our major product markets;

•	changes in customer spending patterns and supplier choices and risks associated with doing business internationally, including economical, political and social instability and foreign currency exposure;

•	acts of war and terrorist activities;

•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;

•	the impact of governmental regulations, both in the United States and abroad; and

•	other risks described from time to time in our filings with the Securities and Exchange Commission.

Any forward-looking statements in this Form 10-Q are based on current information as of the date of the report, and we assume no obligation to correct or update any such statements in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	August 31,	May 31,
	2002	2002

ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$2,455	$496
Accounts receivable, net	138,251	197,240
Inventories
Raw materials	162,758	103,763
Work in process	79,260	60,566
Finished products	74,285	55,621

	316,303	219,950
Deferred income taxes	44,499	43,538
Other current assets	36,085	29,116

Total current assets	537,593	490,340
Investments in unconsolidated affiliates	90,857	91,759
Goodwill	102,039	75,400
Other assets	34,166	33,219

Property, plant and equipment	1,239,502	1,225,408
Less accumulated depreciation	444,171	458,812

	795,331	766,596

Total assets	$1,559,986	$1,457,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$293,531	$233,181
Notes payable	14,152	5,281
Current maturities of long-term debt	1,002	1,082
Other current liabilities	112,348	99,807

Total current liabilities	421,033	339,351
Other liabilities	72,673	73,731
Long-term debt	295,247	289,250
Deferred income taxes	148,019	148,726
Shareholders’ equity	623,014	606,256

Total liabilities and shareholders’ equity	$1,559,986	$1,457,314

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands, Except Per Share)

(Unaudited)

	Three Months Ended
	August 31,

	2002	2001

Net sales	$525,464	$409,558
Cost of goods sold	436,040	349,561

Gross margin	89,424	59,997
Selling, general & administrative expense	47,103	37,411

Operating income	42,321	22,586
Other income (expense):
Miscellaneous income (expense)	(1,341)	527
Interest expense	(6,103)	(5,497)
Equity in net income of unconsolidated affiliates	8,415	4,880

Earnings before income taxes	43,292	22,496
Income tax expense	15,802	8,211

Net earnings	$27,490	$14,285

Average common shares outstanding – diluted	86,499	85,799

Earnings per common share – basic & diluted	$0.32	$0.17

Cash dividends declared per common share	$0.16	$0.16

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	August 31,

	2002	2001

Operating activities:
Net earnings	$27,490	$14,285
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	17,510	16,988
Other adjustments	9,626	(327)
Changes in current assets and liabilities	75,785	9,493

Net cash provided by operating activities	130,411	40,439
Investing activities:
Investment in property, plant and equipment, net	(6,421)	(12,748)
Acquisitions, net of cash acquired	(113,740)	—
Proceeds from sale of assets	175	7,882

Net cash used by investing activities	(119,986)	(4,866)
Financing activities:
Proceeds from (payments on) short-term borrowings	5,667	(4,266)
Principal payments on long-term debt	(241)	(17,219)
Dividends paid	(13,683)	(13,660)
Other	(209)	194

Net cash used by financing activities	(8,466)	(34,951)

Increase in cash and cash equivalents	1,959	622
Cash and cash equivalents at beginning of period	496	194

Cash and cash equivalents at end of period	$2,455	$816

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2003 (“fiscal 2003”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2002.

Note B – Industry Segment Data

	Three Months Ended
	August 31,

In thousands	2002	2001

Net sales:
Processed Steel Products	$318,921	$265,571
Metal Framing	120,838	79,546
Pressure Cylinders	82,136	61,602
Other	3,569	2,839

	$525,464	$409,558

Operating income:
Processed Steel Products	$22,317	$13,538
Metal Framing	16,364	6,566
Pressure Cylinders	7,194	1,817
Other	(3,554)	665

	$42,321	$22,586

	August 31,	May 31,
	2002	2002

		(Audited)
Total assets:
Processed Steel Products	$869,701	$903,280
Metal Framing	410,798	244,286
Pressure Cylinders	134,521	153,977
Other	144,966	155,771

	$1,559,986	$1,457,314

Note C – Comprehensive Income

     The components of comprehensive income are summarized as follows:

	Three Months Ended
	August 31,

In thousands	2002	2001

Net earnings	$27,490	$14,285
Cash flow hedges	126	(1,546)
Foreign currency translation	769	522
Other	(81)	(46)

Total comprehensive income	$28,304	$13,215

Note D – Restructuring Expense

     During the quarter ended February 28, 2002, the Company announced a consolidation plan to improve the utilization of assets. This plan affects each of the Company’s business segments as six facilities ultimately will be closed and two others will be restructured. As of August 31, 2002, five of the six facilities have ceased operations while Jackson, Michigan, is in the process of closing. Additionally, the Company has completed the reduction of overhead costs at the Louisville, Kentucky, facility, and the Rock Hill, South Carolina, facility is in the process of being converted to a Metal Framing location. As part of the consolidation plan, the Company recorded a $64,575,000 pre-tax restructuring expense. The restructuring expense included a write-down to fair value of certain property and equipment, severance and employee related costs, and other items. The severance and employee related costs are due to the elimination of 542 administrative, production and other employee positions. As of August 31, 2002, 444 employee positions had been eliminated (411 through termination and 33 through retirement and attrition), and severance of $3,301,000 was paid. The consolidation process should be substantially completed by January 2003.

     The components of the restructuring charge are summarized as follows:

	Balance			Balance
	May 31,		Non-Cash	August 31,
In thousands	2002	Payments	Items	2002

Property and equipment	$48,090	$(1,081)	$(715)	$46,294
Severance and employee related	10,404	(2,261)	—	8,143
Other items	4,244	(431)	—	3,813

Total	$62,738	$(3,773)	$(715)	$58,250

     The sales of the closed plants are anticipated to transfer to other Company locations except for the sales of the Itu, Brazil, facility and the painted and coated products of the Malvern, Pennsylvania, facility. Net sales for the products that will not be transferred were $5,017,000 and $15,408,000 for the three months ended August 31, 2002 and 2001, respectively. The related operating loss for these products was $835,000 and $1,686,000 for the three months ended August 31, 2002 and 2001, respectively.

Note E – Acquisition

     On July 31, 2002, the Company acquired all of the outstanding stock of Unimast Incorporated (together with its subsidiaries, “Unimast”) for $113,740,000 in cash (net of cash acquired) plus the assumption of $9,254,000 of debt. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. This acquisition adds capacity for the Company’s existing products, broadens its current product line to include Unimast’s complementary products and introduces new products to the Metal Framing segment, including metal corner bead and trim and vinyl construction accessories. The acquisition was accounted for using the purchase method, with results for Unimast included since the purchase date. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, pending final asset valuation, as follows:

July 31,
In thousands	2002

Current assets	$68,879
Goodwill	26,201
Intangibles	6,630
Other assets	299
Property, plant and equipment, net	47,133

Total assets	149,142

Notes payable	3,204
Other current liabilities	26,148

Total current liabilities	29,352
Long-term debt	6,050

Total liabilities	35,402

Net cash paid	$113,740

Intangibles include patents and trademarks that are being amortized over a weighted average life of 13 years.

     The following pro forma data summarizes the results of operations of the Company for the three months ended August 31, 2002 and 2001, assuming Unimast was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Unimast’s accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense:

	Three Months Ended
	August 31,

In thousands, except per share	2002	2001

Net sales	$573,084	$473,340
Net earnings	32,275	15,789
Earnings per common share — basic	0.38	0.18
Earnings per common share — diluted	0.37	0.18

     The pro forma information does not purport to be indicative of the results of operations which would have actually been obtained if the acquisition had occurred on the dates indicated or the results of operations which will be reported in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

     Worthington Industries, Inc. is a diversified steel processor that focuses on value-added steel processing and metals-related businesses. As of August 31, 2002, we operated 50 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in seven joint ventures, which as of August 31, 2002, operated 16 facilities worldwide.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements included elsewhere in this report. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2002, includes additional information about our company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

     On July 31, 2002, we acquired the stock of Unimast Incorporated, a wholly-owned subsidiary of WHX Corporation, for $113.7 million in cash (net of cash acquired) and $9.3 million of assumed debt. Unimast Incorporated and its subsidiaries (together, “Unimast”) manufacture construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. The acquisition was accounted for using the purchase method, with results for Unimast included since the purchase date. Unimast is included in our Metal Framing segment.

First Quarter – Fiscal 2003 Compared to Fiscal 2002

     For the first quarter of fiscal 2003, net sales increased 28% or $115.9 million to $525.5 million (up 23% or $93.9 million to $503.5 million excluding the impact of the Unimast acquisition) from $409.6 million in the comparable quarter of fiscal 2002. The increase in net sales primarily was due to higher volumes in Processed Steel Products and Pressure Cylinders. Higher average selling prices in Metal Framing and Processed Steel Products also contributed to the increase.

     Gross margin increased 49% or $29.4 million to $89.4 million for the first quarter of fiscal 2003 from $60.0 million in the comparable quarter of fiscal 2002. The main reason for the increase was higher volumes, especially in Processed Steel Products and Pressure Cylinders, which increased gross margin by $38.3 million. Higher conversion expenses partially offset the increase in gross margin by $14.1 million, including increases in variable expenses such as wages and profit sharing ($5.2 million) and freight ($3.9 million). In addition, $2.6 million in asset impairment charges lowered gross margin. These factors combined to increase gross margin as a percentage of net sales to 17.0% in the first quarter of fiscal 2003 from 14.6% in the comparable quarter of fiscal 2002.

     Selling, general and administrative (“SG&A”) expense increased 26% or $9.7 million to $47.1 million for the first quarter of fiscal 2003 from $37.4 million in the comparable quarter of fiscal 2002 primarily due to the increase in compensation and benefits expense ($7.9 million)

associated with higher earnings. In addition, prior year SG&A was reduced by a $1.9 million pre-tax gain on the sale of an airplane.

     Operating income increased 87% or $19.7 million to $42.3 million for the first quarter of fiscal 2003 (up 76% or $17.2 million to $39.8 million excluding the impact of the Unimast acquisition) from $22.6 million in the comparable quarter of fiscal 2002. Operating income as a percentage of net sales increased to 8.1% in the first quarter of fiscal 2003 (7.6% excluding the impact of the Unimast acquisition) from 5.5% in the comparable quarter of fiscal 2002.

     Interest expense increased 11% or $0.6 million to $6.1 million for the first quarter of fiscal 2003 from $5.5 million in the comparable quarter of fiscal 2002 due to additional debt incurred for and assumed in connection with the Unimast acquisition and offset by a $0.3 million decrease in capitalized interest. Accounts receivable securitization (“A/R securitization”) facility fees decreased $0.6 million to $0.9 million for the first quarter of fiscal 2003 from $1.5 million in the comparable quarter of fiscal 2002 and were classified as miscellaneous expense.

     Equity in net income of unconsolidated affiliates increased 72% or $3.5 million to $8.4 million for the first quarter of fiscal 2003 from $4.9 million in the comparable quarter of fiscal 2002. Lower operating expenses at WAVE and WSP, higher net sales at Acerex and TWB, and the inclusion of Aegis Metal Framing were the principal reasons for the increase.

     Our effective tax rate was 36.5% for the first quarter of fiscal 2003 and fiscal 2002. The effective tax rate differed from the U.S. statutory rate of 35% primarily as a result of state income taxes, offset by foreign earnings taxed at lower rates.

     The following provides further information on net sales and operating income by segment:

•	Processed Steel Products. Net sales increased 20% or $53.3 million to $318.9 million for the first quarter of fiscal 2003 from $265.6 million in the comparable quarter of fiscal 2002. Approximately three-fourths of the increase was due to higher overall volumes in most markets, particularly direct shipments to the automotive sector. All operating facilities except Jackson (which is in the process of closing) recorded an increase in net sales from the prior year. Operating income of $22.3 million for the first quarter of fiscal 2003 increased 65% or $8.8 million from $13.5 million in the comparable quarter of fiscal 2002. An increase in volumes improved operating income by $18.3 million and outweighed the decline in the spread between selling prices and material costs ($6.3 million). In addition, increases in variable expenses, including freight ($2.3 million) and wages and profit sharing ($2.1 million), negatively impacted operating income. Consequently, operating income as a percentage of net sales increased to 7.0% in the first quarter of fiscal 2003 from 5.1% in the comparable quarter of fiscal 2002.

•	Metal Framing. Net sales increased 52% or $41.3 million to $120.8 million for the first quarter of fiscal 2003 (up 24% or $19.3 million to $98.8 million excluding the impact of the Unimast acquisition) from $79.5 million in the comparable quarter of fiscal 2002. The increase was primarily due to higher average selling prices implemented in response to rising raw material costs. However, volumes increased 1%. Operating income increased 148% or $9.8 million to $16.4 million for the first quarter of fiscal 2003 (up 111% or $7.3 million to $13.9 million excluding Unimast) from $6.6 million in the comparable quarter of fiscal 2002. The net impact of higher average selling prices and higher raw materials cost was an $11.4 million increase in operating income. A $4.2 million increase in compensation and benefits expense partially offset the overall improvement. As a result of these factors and the current quarter sale of lower priced inventory, operating income as a percentage of net sales increased to 13.6% in the first quarter of fiscal 2003 (14.1% excluding Unimast) from 8.3% in the comparable quarter of fiscal 2002. The consolidation of Unimast into the metal framing segment is expected to occur rapidly. As these two entities are merged it will become increasingly difficult to identify the Unimast contribution to the segment. Our intent is to manage the Metal Framing segment as a whole and not to run separate businesses.

•	Pressure Cylinders. Net sales increased 33% or $20.5 million to $82.1 million for the first quarter of fiscal 2003 from $61.6 million in the comparable quarter of fiscal 2002. Substantially all of the increase was driven by strong demand for liquefied petroleum gas cylinders due to new regulations effective in 26 states beginning in April 2002 requiring overfill prevention devices on propane tanks. Operating income increased 300% or $5.4 million to $7.2 million for the first quarter of fiscal 2003 from $1.8 million in the comparable quarter of fiscal 2002. Higher volumes contributed $9.5 million to the increased operating income but were partially offset by a $2.7 million increase in compensation due to increased production, $0.5 million in increased insurance costs and a $0.6 million asset impairment charge. Operating income also benefited from a $0.4 million reduction in SG&A expenses primarily due to lower bad debt expense because of a large write-off in the prior year. Thus, operating income as a percentage of net sales increased to 8.8% for the first quarter of fiscal 2003 from 2.9% in the comparable quarter of fiscal 2002.

Liquidity and Capital Resources

     For the first quarter of fiscal 2003, we generated $130.4 million in cash from operating activities, representing a $90.0 million increase from the comparable period of fiscal 2002. This improvement primarily was due to lower accounts receivable (caused by a $69.5 million increase in the sale of accounts receivable through our A/R securitization facility) and higher net income.

     Our significant investing and financing activities during the first quarter of fiscal 2003 included investing $113.7 million in the Unimast acquisition, disbursing $13.7 million in dividends to shareholders, and spending $6.4 million on capital additions. These transactions were funded by the cash flows from our operations and proceeds from short-term borrowings.

     Capital spending during the first quarter of fiscal 2003 included the following: $1.9 million in our Processed Steel Products segment; $3.1 million in our Metal Framing segment including expenditures related to the Rock Hill restructuring; $0.9 million in our Pressure Cylinders segment; and $0.5 million in Other.

     In November 2000, we entered into a $120.0 million revolving A/R securitization facility which was expanded to $190.0 million in May 2001. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale and no gain or loss is recorded; however, facility fees of $0.9 million and $1.5 million were incurred during the first quarter of fiscal 2003 and 2002, respectively. The book value of the retained portion approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of August 31, 2002, a $169.5 million undivided interest in this pool had been sold (up from $100.0 million at May 31, 2002).

     Consolidated net working capital declined $34.4 million from May 31, 2002, to $116.6 million at August 31, 2002. The primary contributors to the decrease were higher accounts payable (due to increased raw material purchases and the assumption of $24.4 million of Unimast payables) and the previously mentioned decline in accounts receivable, partially offset by the increase in inventories (due to increased business and the addition of Unimast).

     During August 2002, we added $35.0 million of additional commitments to our two revolving credit facilities, bringing them to a combined total of $345.0 million. Our 364-day facility, maturing May 2003, now represents $172.5 million in commitments from fifteen banks. Our five-year facility, maturing May 2007, also represents $172.5 million in commitments from fifteen banks. At August 31, 2002, there was a total of $5.0 million in borrowings outstanding under the 364-day facility at an interest rate of 2.51%. There was no outstanding balance under the five-year facility at August 31, 2002.

     At August 31, 2002, our total debt was $310.4 million compared to $295.6 million at the end of fiscal 2002. Our debt to capital ratio increased slightly to 33.3% at August 31, 2002, from 32.8% at the end of fiscal 2002.

     The $113.7 million of cash paid for the acquisition of Unimast was provided by the sale of receivables through our A/R securitization facility and by borrowings under the revolving credit facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risks have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

     No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Registrant’s Annual Meeting of Shareholders was held on September 26, 2002. In connection with the meeting, proxies were solicited. Following are the voting results on the proposal considered and voted upon:

     1.     All nominees for election to the class of directors whose terms expire in 2005 were elected by the following vote:

	Votes For	Votes Withheld

John S. Christie	75,191,135	711,801
Michael J. Endres	75,010,228	892,708
Peter Karmanos, Jr.	75,171,751	731,185

Continuing directors whose terms will end in 2003 are John B. Blystone, William S. Dietrich, II and Sidney A. Ribeau.

Continuing directors whose terms will end in 2004 are John P. McConnell, John R. Kasich and Mary Fackler Schiavo.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

A Current Report on Form 8-K, dated August 21, 2002, was filed during the first quarter of fiscal 2003 to provide disclosure under Item 9 with respect to the sworn statements of John P. McConnell and John T. Baldwin submitted to the SEC pursuant to SEC Order No. 4-460

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date:	October 15, 2002	By: /s/ John T. Baldwin John T. Baldwin

Vice President & Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

CERTIFICATIONS

I, John P. McConnell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Worthington Industries, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002	/s/ John P. McConnell

John P. McConnell
Chairman and Chief Executive Officer

     I, John T. Baldwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Worthington Industries, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002	/s/ John T. Baldwin John T. Baldwin Vice President and Chief Financial Officer