Form 10-Q
period 2002-11-30
WORTHINGTON INDUSTRIES INC
filed 2003-01-14
CIK 108516

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact name of Registrant as specified in its Charter)

Ohio (State of Incorporation)	31-1189815 (I.R.S. Employer Identification No.)

1205 Dearborn Drive, Columbus, Ohio (Address of Principal Executive Offices)	43085 (Zip Code)

Registrant’s telephone number, including area code	(614) 438-3210

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

     As of December 31, 2002, 85,889,153 of the Registrant’s common shares, without par value, were outstanding.

WORTHINGTON INDUSTRIES, INC.

SAFE HARBOR STATEMENT

     Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in Part I-Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” as used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, “intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

•	future sales, operating results and earnings per share;

•	projected capacity and working capital needs;

•	pricing trends for raw materials and finished goods;

•	anticipated capital expenditures;

•	projected timing, results, costs, charges and expenditures related to plant shutdowns and consolidations;

•	new products and markets; and

•	other non-historical trends.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30,	May 31,
	2002	2002

	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$714	$496
Accounts receivable, net	110,536	197,240
Inventories
Raw materials	171,395	103,763
Work in process	84,882	60,566
Finished products	88,809	55,621

	345,086	219,950
Deferred income taxes	35,473	43,538
Other current assets	30,163	29,116

Total current assets	521,972	490,340
Investments in unconsolidated affiliates	95,151	91,759
Goodwill	101,766	75,400
Other assets	32,020	33,219
Property, plant and equipment	1,234,842	1,225,408
Less accumulated depreciation	453,555	458,812

	781,287	766,596

Total assets	$1,532,196	$1,457,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$271,284	$233,181
Notes payable	17,743	5,281
Current maturities of long-term debt	725	1,082
Other current liabilities	81,302	99,807

Total current liabilities	371,054	339,351
Other liabilities	81,483	73,731
Long-term debt	295,267	289,250
Deferred income taxes	150,706	148,726
Shareholders’ equity	633,686	606,256

Total liabilities and shareholders’ equity	$1,532,196	$1,457,314

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, Except Per Share)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

Net sales	$567,897	$410,379	$1,093,361	$819,937
Cost of goods sold	487,527	349,082	923,567	698,643

Gross margin	80,370	61,297	169,794	121,294
Selling, general & administrative expense	46,452	41,203	93,555	78,614
Restructuring adjustment	(5,622)	—	(5,622)	—

Operating income	39,540	20,094	81,861	42,680
Other income (expense):
Miscellaneous expense	(2,316)	(1,655)	(3,657)	(1,128)
Nonrecurring loss	(5,400)	—	(5,400)	—
Interest expense	(6,340)	(5,688)	(12,443)	(11,185)
Equity in net income of unconsolidated affiliates	7,187	5,081	15,602	9,961

Earnings before income taxes	32,671	17,832	75,963	40,328
Income tax expense	11,924	6,509	27,726	14,720

Net earnings	$20,747	$11,323	$48,237	$25,608

Average common shares outstanding — diluted	86,834	85,775	86,666	85,787

Earnings per common share — basic & diluted	$0.24	$0.13	$0.56	$0.30

Cash dividends declared per common share	$0.16	$0.16	$0.32	$0.32

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	November 30,

	2002	2001

Operating activities:
Net earnings	$48,237	$25,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,705	34,406
Restructuring adjustment	(5,622)	—
Nonrecurring loss	5,400	—
Other adjustments	17,191	(4,484)
Changes in current assets and liabilities	31,654	13,562

Net cash provided by operating activities	132,565	69,092

Investing activities:
Investment in property, plant and equipment, net	(13,657)	(25,147)
Acquisitions, net of cash acquired	(113,740)	—
Proceeds from sale of assets	12,956	9,651

Net cash used by investing activities	(114,441)	(15,496)

Financing activities:
Proceeds from (payments on) short-term borrowings	9,258	(8,361)
Principal payments on long-term debt	(464)	(17,488)
Dividends paid	(27,366)	(27,323)
Other	666	201

Net cash used by financing activities	(17,906)	(52,971)

Increase in cash and cash equivalents	218	625
Cash and cash equivalents at beginning of period	496	194

Cash and cash equivalents at end of period	$714	$819

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (the “Company”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2003 (“fiscal 2003”). For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2002.

Note B — Industry Segment Data

	Three Months Ended		Six Months Ended
	November 30,		November 30,

In thousands	2002	2001	2002	2001

Net Sales:
Processed Steel Products	$352,680	$275,535	$671,601	$541,106
Metal Framing	144,078	75,691	264,916	155,237
Pressure Cylinders	67,449	56,063	149,585	117,665
Other	3,690	3,090	7,259	5,929

	$567,897	$410,379	$1,093,361	$819,937

Operating Income:
Processed Steel Products	$32,000	$14,903	$54,317	$28,441
Metal Framing	1,908	3,261	18,272	9,827
Pressure Cylinders	6,633	2,521	13,827	4,338
Other	(1,001)	(591)	(4,555)	74

	$39,540	$20,094	$81,861	$42,680

	November 30,	May 31,
	2002	2002

		(Audited)
Total Assets:
Processed Steel Products	$853,119	$903,280
Metal Framing	399,611	244,286
Pressure Cylinders	141,254	153,977
Other	138,212	155,771

	$1,532,196	$1,457,314

Note C — Comprehensive Income

     The components of comprehensive income are summarized as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

In thousands	2002	2001	2002	2001

Net earnings	$20,747	$11,323	$48,237	$25,608
Cash flow hedges	456	(836)	582	(2,382)
Foreign currency translation	478	(423)	1,247	99
Other	(5)	(3)	(86)	(49)

Total comprehensive income	$21,676	$10,061	$49,980	$23,276

Note D — Restructuring Expense

     During the quarter ended February 28, 2002, the Company announced a consolidation plan that affected each of the Company’s business segments and resulted in the closure of six facilities and the restructuring of two others. As a result, the Company recorded a $64,575,000 pre-tax restructuring expense, which included a write-down to fair value of certain property and equipment to their estimated realizable values, severance and employee related costs, and other items. The severance and employee related costs are due to the expected elimination of 542 administrative, production and other employee positions. As of November 30, 2002, 445 employees had been terminated and 36 others had either retired or left through normal attrition. As of November 30, 2002 the Company had paid severance of $5,417,000. The consolidation process should be substantially completed by January 2003.

     During the quarter ended November 30, 2002, the Company recorded a favorable pre-tax adjustment of $5,622,000 to the restructuring charge mentioned above. This credit was the result of higher-than-estimated proceeds from the sale of real estate at the Company’s former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves partially offset by estimated charges for the announced closure of three additional facilities discussed below. The components of this adjustment are as follows:

Three Months
Ended Nov. 30,
In thousands	2002

Gain on sale of Malvern assets	$(4,965)
Reductions to other reserves	(3,637)
Charge for three additional facilities	2,980

Total	$(5,622)

     The closure of three additional facilities was announced during the quarter ended November 30, 2002. Two of the facilities are from the Metal Framing segment and the third from the Pressure Cylinders segment. The existing Metal Framing facilities in East Brunswick, New Jersey, and Atlanta, Georgia, are considered redundant following the recently completed acquisition of Unimast Incorporated. The other facility, located in Citronelle, Alabama, produces acetylene cylinders. The production of these cylinders will be partially transferred to another plant and partially outsourced. The closure of these additional three facilities resulted in an additional pre-tax restructuring charge of $2,980,000. The restructuring charge included a write-down to estimated fair value of certain property and equipment, severance and employee related costs, and other items. The severance and employee related costs are due to the expected elimination of 69 administrative, production and other employee positions. As of November 30, 2002, 27 employees had been terminated, and severance of $85,000 was paid. This portion of the consolidation process should be substantially completed during the calendar year 2003.

     The progression of the restructuring charge is summarized as follows:

			Charges to net income
	Balance				Charges	Balance
	May 31,		Adjust-		against	Nov. 30,
In thousands	2002	Payments	ments	Additions	assets	2002

Property and equipment	$48,090	$(2,495)	$(11,121)	$1,846	$(31,782)	$4,538
Severance and employee related	10,404	(4,064)	3,190	817	—	10,347
Other	4,244	(258)	(671)	317	(3,632)	—

Total	$62,738	$(6,817)	$(8,602)	$2,980	$(35,414)	$14,885

     Sales that were historically generated by the closed plants are anticipated to transfer to other Company locations except for the sales from the Itu, Brazil, facility and sales related to the painted and coated products at the Malvern, Pennsylvania, facility. Net sales that will not be transferred were $4,073,000 and $14,001,000 for the three months ended November 30, 2002 and 2001, respectively, and $9,090,000 and $29,409,000 for the six months ended November 30, 2002 and 2001, respectively. The related operating income (loss) for these products was $414,000 and $(141,000) for the three months ended November 30, 2002 and 2001, respectively, and $(421,000) and $(1,827,000) for the six months ended November 30, 2002 and 2001, respectively.

Note E — Acquisition

     On July 31, 2002, the Company acquired all of the outstanding stock of Unimast Incorporated (together with its subsidiaries, “Unimast”) for $113,740,000 in cash (net of cash acquired) plus the assumption of $9,254,000 of debt. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. The acquisition provides additional capacity for the Company’s existing products, broadens the Company’s product line to include Unimast’s complementary products and introduces new products to the Metal Framing segment, including metal corner bead and trim and vinyl construction accessories. The acquisition was accounted for using the purchase method, with results for Unimast included since the purchase date.

     The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, pending final asset valuation, as follows:

July 31,
In thousands	2002

Current assets	$70,107
Goodwill	25,770
Intangibles	6,630
Other assets	299
Property, plant and equipment, net	46,657

Total assets	149,463

Notes payable	3,204
Other current liabilities	26,469

Total current liabilities	29,673
Long-term debt	6,050

Total liabilities	35,723

Net cash paid	$113,740

Intangibles include patents and trademarks that are being amortized generally over 15 years.

     The following pro forma data summarizes the results of operations of the Company for the three and six months ended November 30, 2002 and 2001, assuming Unimast was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Unimast’s accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

In thousands, except per share	2002	2001	2002	2001

Net sales	$567,897	$466,729	$1,140,981	$940,069
Net earnings	20,747	12,546	53,022	28,335
Earnings per common share — basic	0.24	0.15	0.62	0.33
Earnings per common share — diluted	0.24	0.15	0.61	0.33

     The pro forma information does not purport to be indicative of the results of operations that would have actually been obtained if the acquisition had occurred on the dates indicated or the results of operations that will be reported in the future.

Note F — Nonrecurring Loss

     As part of the Company’s sale of Buckeye Steel Castings Company (“Buckeye Steel”) in the fiscal year ended May 31, 1999, the acquirer assumed liability for certain workers’ compensation claims that had been made while the Company’s workers’ compensation guaranty was in place. The acquirer agreed to indemnify the Company against claims made on its guaranty related to the assumed workers’ compensation claims. During the quarter ended November 30, 2002, economic conditions caused Buckeye Steel to cease operations thereby raising the issue of the acquirer’s ability to fulfill its obligations. As a result, the Company recorded a $5,400,000 reserve for the estimated potential liability relating to these workers’ compensation claims.

Note G — Recently Issued Accounting Standards

     During December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002.

     As permitted, the Company will continue to follow the accounting guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148. The Company will make the required disclosures beginning with the Annual Report on Form 10-K for the year ended May 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Worthington Industries, Inc. is a diversified metal processing company that focuses on value-added steel processing and metals-related businesses. As of November 30, 2002, we operated 48 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in seven joint ventures, which, as of November 30, 2002, operated 16 facilities worldwide.

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

Results of Operations

     On July 31, 2002, we acquired the stock of Unimast Incorporated, a wholly-owned subsidiary of WHX Corporation, for $113.7 million in cash (net of cash acquired) and $9.3 million of assumed debt. Unimast Incorporated (together with its subsidiaries, “Unimast”) manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. The acquisition was accounted for using the purchase method, with results for Unimast included since the purchase date. Unimast is included in our Metal Framing segment.

     During the second quarter ended November 30, 2002 (the “second quarter”) of the fiscal year ending May 31, 2003 (“fiscal 2003”), we began to integrate Unimast into our existing Metal Framing operations. As this process continues, it will become increasingly difficult to identify Unimast’s contribution to the segment. We intend to manage the Metal Framing segment as a single business unit.

     During the second quarter, we recorded a favorable pre-tax adjustment of $5.6 million to the restructuring charge originally recorded during the fiscal third quarter ended February 28, 2002 for the consolidation and closure of facilities. This credit was the result of higher-than-estimated proceeds from the sale of real estate at our former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves partially offset by estimated charges for the announced closure of three additional facilities. See Note D of the Notes to Condensed Consolidated Financial Statements for more information.

     As part of our sale of Buckeye Steel Castings Company (“Buckeye Steel”) in the fiscal year ended May 31, 1999, the acquirer assumed liability for certain workers’ compensation claims that had been made while our workers’ compensation guaranty was in place. The acquirer agreed to indemnify us against claims made on our guaranty related to the assumed workers’ compensation claims. During the second quarter of fiscal 2003, economic conditions caused Buckeye Steel to cease operations thereby raising the issue of the acquirer’s ability to fulfill its obligations. As a result, we recorded a $5.4 million reserve for the estimated potential liability relating to these workers’ compensation claims.

Second Quarter — Fiscal 2003 Compared to Fiscal 2002

     For the second quarter of fiscal 2003, net sales increased 38%, or $157.5 million, to $567.9 million from $410.4 million in the comparable quarter of fiscal 2002. The increase in net sales primarily was due to higher average selling prices and volumes in Processed Steel Products, and the addition of Unimast and higher average selling prices in Metal Framing.

     Gross margin increased 31%, or $19.1 million, to $80.4 million for the second quarter of fiscal 2003 from $61.3 million in the comparable quarter of fiscal 2002. Higher volumes, especially in Metal Framing and Processed Steel Products, increased gross margin by $34.4 million. Higher conversion expenses partially offset the increase in gross margin by $14.4 million, including increases in variable expenses such as freight ($4.3 million) and compensation ($4.0 million). These factors combined to decrease gross margin as a percentage of net sales to 14.2% in the second quarter from 14.9% in the comparable quarter of fiscal 2002.

     Selling, general and administrative (“SG&A”) expense increased 13%, or $5.3 million, to $46.5 million for the second quarter of fiscal 2003 from $41.2 million in the comparable quarter of fiscal 2002. The main reason for the increase was higher compensation and benefits expense ($6.0 million) caused primarily by the Unimast acquisition (net of layoffs in other segments). In addition, prior year SG&A had been reduced by a $1.7 million favorable legal settlement. A $4.3 million decrease in bad debt expense (due to unusually high prior year expense caused by the economic recession) partially offset the overall increase.

     Operating income increased 97%, or $19.4 million, to $39.5 million for the second quarter of fiscal 2003 from $20.1 million in the comparable quarter of fiscal 2002. Operating income as a percentage of net sales increased to 7.0% in the second quarter of fiscal 2003 from 4.9% in the comparable quarter of fiscal 2002. Excluding the effects of the previously mentioned restructuring adjustments, operating income increased 69%, or $13.8 million, to $33.9 million for the second quarter of fiscal 2003, and operating income as a percentage of net sales increased to 6.0% for the same period.

     Accounts receivable securitization (“A/R securitization”) facility fees decreased 10%, or $0.1 million, to $0.9 million for the second quarter of fiscal 2003 from $1.0 million in the comparable quarter of fiscal 2002 and were classified as miscellaneous expense.

     Interest expense increased 11%, or $0.6 million, to $6.3 million for the second quarter of fiscal 2003 from $5.7 million in the comparable quarter of fiscal 2002 due to higher average debt balances related to the prior quarter Unimast acquisition.

     Equity in net income of unconsolidated affiliates increased 41%, or $2.1 million, to $7.2 million for the second quarter of fiscal 2003 from $5.1 million in the comparable quarter of fiscal 2002 due to higher sales and improved margins at Worthington Armstrong Venture, Worthington Specialty Processing, TWB Company, LLC, and Acerex S.A. de C.V.

     Our effective tax rate was 36.5% for the second quarter of fiscal 2003 and fiscal 2002.

     The following provides further information on net sales and operating income by segment:

•	Processed Steel Products. Net sales increased 28%, or $77.2 million, to $352.7 million for the second quarter of fiscal 2003 from $275.5 million in the comparable quarter of fiscal 2002. Higher average selling prices (reflecting the higher cost of steel) and higher volumes in most markets (especially shipments to the automotive industry) contributed significantly to the total increase in net sales. Operating income increased 115%, or $17.1 million, to $32.0 million for the second quarter of fiscal 2003 from $14.9 million in the comparable quarter of fiscal 2002. Higher volumes ($10.5 million impact) and the restructuring credit were the primary reasons for the increase. Consequently, operating income as a percentage of net sales increased to 9.1% in the second quarter of fiscal 2003 from 5.4% in the comparable quarter of fiscal 2002. Excluding the effects of the $8.7 million restructuring credit, operating income increased 56%, or $8.4 million, to $23.3 million for the second quarter of fiscal 2003, and operating income as a percentage of net sales increased to 6.6% for the same period.

•	Metal Framing. Net sales increased 90%, or $68.4 million, to $144.1 million for the second quarter of fiscal 2003 from $75.7 million in the comparable quarter of fiscal 2002. The increase primarily was due to the acquisition of Unimast (approximately $54.0 million) in conjunction with higher average selling prices implemented in response to rising raw material costs. Operating income decreased 42%, or $1.4 million, to $1.9 million for the second quarter of fiscal 2003 from $3.3 million in the comparable quarter of fiscal 2002. Unimast contributed approximately $2.0 million to operating income, which decreased as a percentage of net sales to 1.3% in the second quarter of fiscal 2003 from 4.4% in the comparable quarter of fiscal 2002. Excluding the effects of the $1.6 million restructuring expense, operating income increased 6%, or $0.2 million, to $3.5 million for the second quarter of fiscal 2003, and operating income as a percentage of net sales increased to 2.4% for the same period.

•	Pressure Cylinders. Net sales increased 20%, or $11.4 million, to $67.5 million for the second quarter of fiscal 2003 from $56.1 million in the comparable quarter of fiscal 2002. The increase was driven by a 49% increase in European net sales and strong domestic demand for liquefied petroleum gas cylinders due to new regulations currently being enforced in 27 states (according to the National Propane Gas Association) that require overfill prevention devices on propane tanks. Operating income increased 164%, or $4.1 million, to $6.6 million for the second quarter of fiscal 2003 from $2.5 million in the comparable quarter of fiscal 2002. The primary reason for the increase was higher volumes ($6.1 million impact). Additionally, plant closures began to reduce operating expenses. Nevertheless, the $1.4 million restructuring expense and a $0.9 million increase in profit sharing expense partially offset the overall increase in operating income. Thus, operating income as a percentage of net sales increased to 9.8% in the second quarter of fiscal 2003 from 4.5% in the comparable quarter of fiscal 2002. Excluding the effects of the $1.4 million restructuring expense, operating income increased 224%, or $5.6 million, to $8.1 million for the second quarter of fiscal 2003, and operating income as a percentage of net sales increased to 12.0% for the same period.

Year-to-Date — Fiscal 2003 Compared to Fiscal 2002

     For the first six months of fiscal 2003, net sales increased 33%, or $273.5 million, to $1,093.4 million from $819.9 million in the comparable period of fiscal 2002. Most of the increase was due to higher volumes and average selling prices in Processed Steel Products, and the addition of Unimast and higher average selling prices in Metal Framing.

     Gross margin increased 40%, or $48.5 million, to $169.8 million for the first six months of fiscal 2003 from $121.3 million in the comparable period of fiscal 2002. Higher volumes ($67.5 million), particularly in Metal Framing and Processed Steel Products, were the largest contributor to the increase in gross margin. However, the improved gross margin was partly offset by a $28.5 million increase in conversion expenses, including increases in variable expenses such as compensation ($9.1 million) and freight ($8.2 million). Together, these factors increased gross margin as a percentage of net sales to 15.5% in the first six months of fiscal 2003 from 14.8% in the comparable period of fiscal 2002.

     SG&A expense increased 19%, or $15.0 million, to $93.6 million for the first six months of fiscal 2003 from $78.6 million in the comparable period of fiscal 2002 primarily due to the increase in compensation and benefits expense ($12.3 million due to higher profit sharing expense and the Unimast acquisition). In addition, prior year SG&A was reduced by a $1.9 million pre-tax gain on the sale of an airplane and a $1.7 million favorable legal settlement. A $2.9 million decrease in bad debt expense (due to unusually high prior year expense caused by the economic recession) partially offset the overall increase.

     Operating income increased 92%, or $39.2 million, to $81.9 million for the first six months of fiscal 2003 from $42.7 million in the comparable period of fiscal 2002. Operating income as a percentage of net sales increased to 7.5% in the first six months of fiscal 2003 from 5.2% in the comparable period of fiscal 2002. Excluding the effects of the previously mentioned restructuring adjustments, operating income increased 79%, or $33.6 million, to $76.3 million for the second quarter of fiscal 2003, and operating income as a percentage of net sales increased to 7.0% for the same period.

     A/R securitization facility fees decreased 28%, or $0.7 million, to $1.8 million for the first six months of fiscal 2003 from $2.5 million in the comparable period of fiscal 2002 and were classified as miscellaneous expense.

     Interest expense increased 11%, or $1.2 million, to $12.4 million for the first six months of fiscal 2003 from $11.2 million in the comparable period of fiscal 2002 due to additional debt incurred for and assumed in connection with the Unimast acquisition which was offset by a $0.3 million decrease in capitalized interest.

     Equity in net income of unconsolidated affiliates increased 56%, or $5.6 million, to $15.6 million for the first six months of fiscal 2003 from $10.0 million in the comparable period of fiscal 2002. The increase was driven by higher sales, improved margins and the inclusion of the joint venture, Aegis Metal Framing, LLC, in the period results.

     Our effective tax rate was 36.5% for the first six months of fiscal 2003 and fiscal 2002.

     The following provides further information on net sales and operating income by segment:

•	Processed Steel Products. Net sales increased 24%, or $130.5 million, to $671.6 million for the first six months of fiscal 2003 from $541.1 million in the comparable period of fiscal 2002. Higher volumes in most markets (particularly shipments to the automotive sector) and increased average selling prices (reflecting the higher cost of steel) drove the total improvement in net sales. Operating income increased 91%, or $25.9 million, to $54.3 million for the first six months of fiscal 2003 from $28.4 million in the comparable period of fiscal 2002. Higher volumes ($28.3 million impact) and the restructuring credit drove the increase in operating income. The decline in the spread between selling prices and material costs ($8.8 million) partially offset the increase. Furthermore, a $4.8 million increase in freight expense and a $1.7 million favorable legal settlement in the prior year contributed to the variance. Together, these factors increased operating income as a percentage of net sales to 8.1% in the first six months of fiscal 2003 from 5.2% in the comparable period of fiscal 2002. Excluding the effects of the $8.7 million restructuring credit, operating income increased 61%, or $17.2 million, to $45.6 million for the second quarter of fiscal 2003, and operating income as a percentage of net sales increased to 6.0% for the same period.

•	Metal Framing. Net sales increased 71%, or $109.7 million, to $264.9 million for the first six months of fiscal 2003 from $155.2 million in the comparable period of fiscal 2002. The acquisition of Unimast ($76.0 million) and higher average selling prices instituted in response to rising raw material costs drove the increase. Operating income increased 87%, or $8.5 million, to $18.3 million for the first six months of fiscal 2003 from $9.8 million in the comparable period of fiscal 2002. The net impact of higher average selling prices offset by higher raw materials cost increased operating income by $14.5 million. In addition, the acquisition of Unimast contributed $4.5 million in operating income. However, a $14.7 million increase in compensation and benefits expense and the restructuring expense partially offset the overall improvement. As a result of these factors, operating income as a percentage of net sales increased to 6.9% in the first six months of fiscal 2003 from 6.3% in the comparable period of fiscal 2002. Excluding the effects of the $1.6 million restructuring expense, operating income increased 103%, or $10.1 million, to $19.9 million for the second quarter of fiscal 2003, and operating income as a percentage of net sales increased to 7.5% for the same period.

•	Pressure Cylinders. Net sales increased 27%, or $31.9 million, to $149.6 million for the first six months of fiscal 2003 from $117.7 million in the comparable period of fiscal 2002. The improvement was due to the previously mentioned strong domestic demand for liquefied petroleum gas cylinders and higher European net sales. Operating income increased 221%, or $9.5 million, to $13.8 million for the first six months of fiscal 2003 from $4.3 million in the comparable period of fiscal 2002. Increased volumes and the net impact of higher average selling prices and higher raw materials cost contributed $10.7 million and $5.9 million, respectively, to operating income. Furthermore, plant closures began to reduce operating expenses. However, the increase in operating income was partially offset by a $3.7 million increase in compensation expense due to higher profit sharing expense and increased production related to the restructuring activity. Based on these factors, operating income as a percentage of net sales increased to 9.2% in the first six months of fiscal 2003 from 3.7% in the comparable period of fiscal 2002. Excluding the effects of the $1.4 million restructuring expense, operating income increased 253%, or $10.9 million, to $15.2 million for the second quarter of fiscal 2003, and operating income as a percentage of net sales increased to 10.2% for the same period.

Liquidity and Capital Resources

     For the first six months of fiscal 2003, we generated $132.6 million in cash from operating activities, representing a $63.5 million increase from the comparable period of fiscal 2002. The sale of an additional $70.0 million of accounts receivable through our A/R securitization facility and higher net income were the principal reasons for this improvement.

     Our primary investing and financing activities during the first six months of fiscal 2003 included investing $113.7 million in the Unimast acquisition, disbursing $27.4 million in dividends to shareholders, and spending $13.7 million on capital additions. These transactions were funded by the cash flows from our operations, proceeds from the sale of assets and proceeds from short-term borrowings.

     Capital spending during the first six months of fiscal 2003 included the following: $4.6 million in our Processed Steel Products segment; $6.8 million in our Metal Framing segment including $2.0 million related to the restructuring of the Rock Hill, South Carolina, facility; $1.8 million in our Pressure Cylinders segment; and $0.5 million in Other.

     Consolidated net working capital of $150.9 million at November 30, 2002 was flat compared to May 31, 2002. Lower receivables (described above) and higher accounts payable (due to increased raw material purchases and the assumption of $18.9 million of Unimast payables) offset higher inventory balances (due to increased business and the addition of Unimast).

     Our liquidity needs are met by a $235.0 million long-term revolving credit facility (discussed below) and a $190.0 revolving A/R securitization facility. Pursuant to the terms of the A/R securitization facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale and no gain or loss is recorded; however, facility fees of $1.8 million and $2.5 million were incurred during the first six months of fiscal 2003 and 2002, respectively. The book value of the retained portion approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of November 30, 2002, a $170.0 million undivided interest in this pool had been sold (up from $100.0 million at May 31, 2002).

     During November 2002, we restructured our revolving credit facilities to increase our long-term credit commitment. We now have a single $235.0 million credit facility, provided by a group of 15 banks, which matures in May 2007. At November 30, 2002, $10.6 million in borrowings were outstanding under the amended facility at an interest rate of 1.86%.

     At November 30, 2002, our total debt was $313.7 million compared to $295.6 million at the end of fiscal 2002. Our debt to capital ratio increased to 33.1% at November 30, 2002, from 32.8% at the end of fiscal 2002 due to the assumption of Unimast debt. The balance of the cash paid for the acquisition of Unimast was provided by the sale of receivables through our A/R securitization facility.

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

Recently Issued Accounting Standards

     During December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning December 15, 2002.

     As permitted, we will continue to follow the accounting guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148. We will make the required disclosures beginning with our Annual Report on Form 10-K for the year ended May 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risks have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the registrant, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, performed an evaluation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the registrant’s chief executive officer and chief financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

     No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 referred to above.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit	Description

4(i)(iv)	Amendment to 364-Day Revolving Credit Agreement, dated August 30, 2002 by and among Worthington Industries, Inc., an Ohio corporation, as borrower, the banks and other financial institutions from time to time party to the Credit Agreement (defined therein) and PNC Bank, National Association, as Swingline Lender and Administrative Agent
4(i)(v)	Notice of Termination of 364-Day Revolving Credit Agreement, dated November 21, 2002 between Worthington Industries, Inc. and PNC Bank, National Association, as Administrative Agent
4(j)(iv)	Amendment to Five-Year Revolving Credit Agreement, dated August 30, 2002 by and among Worthington Industries, Inc., an Ohio corporation, as borrower, the banks and other financial institutions from time to time party to the Credit Agreement (defined therein) and PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent
4(j)(v)	Second Amendment, dated as of November 22, 2002, to the Five-Year Revolving Credit Agreement dated as of May 10, 2002, among Worthington Industries, Inc., the Lenders and PNC Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender
99(1)	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(2)	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended November 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date:	January 14, 2003	By:	/s/ John T. Baldwin John T. Baldwin Vice President & Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

CERTIFICATIONS

I, John P. McConnell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Worthington Industries, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 14, 2003	/s/ John P. McConnell John P. McConnell Chairman and Chief Executive Officer

I, John T. Baldwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Worthington Industries, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 14, 2003	/s/ John T. Baldwin

John T. Baldwin Vice President and Chief Financial Officer