Form 10-Q
period 2003-02-28
WORTHINGTON INDUSTRIES INC
filed 2003-04-14
CIK 108516

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

     As of March 31, 2003, 85,930,377 of the Registrant’s common shares, without par value, were outstanding.

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

     Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand, changes in product mix and market acceptance of products;

•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by our operations;

•	effects of plant closures and the consolidation of operations and our ability to realize expected cost savings and operational efficiencies on a timely basis;

•	our ability to integrate newly acquired businesses with current businesses;

•	capacity levels and efficiencies within our facilities and within the industry as a whole;

•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;

•	the effect of national, regional and worldwide economic conditions generally and within our major product markets;

•	the effect of adverse weather on plant and shipping operations;

•	changes in customer spending patterns and supplier choices and risks associated with doing business internationally, including economical, political and social instability and foreign currency exposure;

•	acts of war and terrorist activities;

•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;

•	the impact of governmental regulations, both in the United States and abroad; and

•	other risks described from time to time in our filings with the Securities and Exchange Commission.

Any forward-looking statements in this Form 10-Q are based on current information as of the date of the report, and we assume no obligation to correct or update any such statements in the future, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 28,	May 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$553	$496
Accounts receivable, net	122,062	197,240
Inventories
Raw materials	150,243	103,763
Work in process	83,885	60,566
Finished products	95,775	55,621

	329,903	219,950
Deferred income taxes	45,204	43,538
Other current assets	34,216	29,116

Total current assets	531,938	490,340
Investments in unconsolidated affiliates	96,384	91,759
Goodwill	104,012	75,400
Other assets	31,837	33,219
Property, plant and equipment	1,221,124	1,225,408
Less accumulated depreciation	460,154	458,812

	760,970	766,596

Total assets	$1,525,141	$1,457,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$224,039	$233,181
Notes payable	48,664	5,281
Current maturities of long-term debt	790	1,082
Other current liabilities	86,680	99,807

Total current liabilities	360,173	339,351
Other liabilities	84,972	73,731
Long-term debt	295,999	289,250
Deferred income taxes	150,974	148,726
Shareholders’ equity	633,023	606,256

Total liabilities and shareholders’ equity	$1,525,141	$1,457,314

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Net sales	$536,584	$405,740	$1,629,945	$1,225,677
Cost of goods sold	471,101	354,889	1,394,668	1,053,532

Gross margin	65,483	50,851	235,277	172,145
Selling, general & administrative expense	46,253	36,753	139,808	115,367
Restructuring adjustment	—	64,575	(5,622)	64,575

Operating income (loss)	19,230	(50,477)	101,091	(7,797)
Other income (expense):
Miscellaneous expense	(1,979)	(117)	(5,636)	(1,245)
Nonrecurring loss	—	(21,223)	(5,400)	(21,223)
Interest expense	(6,317)	(5,815)	(18,760)	(17,000)
Equity in net income of unconsolidated affiliates	6,910	5,404	22,512	15,365

Earnings (loss) before income taxes	17,844	(72,228)	93,807	(31,900)
Income tax expense (benefit)	6,513	(26,363)	34,239	(11,643)

Net earnings (loss)	$11,331	$(45,865)	$59,568	$(20,257)

Average common shares outstanding – basic	85,882	85,401	85,737	85,390

Earnings (loss) per common share – basic	$0.13	$(0.54)	$0.69	$(0.24)

Average common shares outstanding – diluted	86,531	85,985	86,621	85,853

Earnings (loss) per common share – diluted	$0.13	$(0.53)	$0.69	$(0.24)

Cash dividends declared per common share	$0.16	$0.16	$0.48	$0.48

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	February 28,

	2003	2002

Operating activities:
Net earnings (loss)	$59,568	$(20,257)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	53,203	51,413
Restructuring adjustment	(5,622)	64,575
Nonrecurring loss	5,400	21,223
Other adjustments	14,353	(32,680)
Changes in current assets and liabilities	(11,897)	3,564

Net cash provided by operating activities	115,005	87,838

Investing activities:
Investment in property, plant and equipment, net	(18,973)	(33,119)
Acquisitions, net of cash acquired	(113,740)	—
Investments in equity affiliates	—	(21,000)
Proceeds from sale of assets	17,171	10,037

Net cash used by investing activities	(115,542)	(44,082)

Financing activities:
Proceeds from short-term borrowings	40,179	15,246
Proceeds from long-term debt	674	—
Principal payments on long-term debt	(588)	(18,004)
Dividends paid	(41,124)	(40,986)
Other	1,453	404

Net cash provided (used) by financing activities	594	(43,340)

Increase in cash and cash equivalents	57	416
Cash and cash equivalents at beginning of period	496	194

Cash and cash equivalents at end of period	$553	$610

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (the “Company”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2003 (“fiscal 2003”). For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2002.

Note B – Industry Segment Data

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

In thousands	2003	2002	2003	2002

Net Sales:
Processed Steel Products	$321,880	$262,840	$993,481	$803,946
Metal Framing	134,992	68,515	399,908	223,752
Pressure Cylinders	75,739	70,710	225,324	188,375
Other	3,973	3,675	11,232	9,604

	$536,584	$405,740	$1,629,945	$1,225,677

Operating Income (Loss):
Processed Steel Products	$8,994	$(41,760)	$63,311	$(13,319)
Metal Framing	4,012	(507)	22,284	9,320
Pressure Cylinders	7,189	(5,784)	21,016	(1,446)
Other	(965)	(2,426)	(5,520)	(2,352)

	$19,230	$(50,477)	$101,091	$(7,797)

	February 28,	May 31,
	2003	2002

		(Audited)
Total Assets:
Processed Steel Products	$828,557	$903,280
Metal Framing	397,995	244,286
Pressure Cylinders	152,488	153,977
Other	146,101	155,771

	$1,525,141	$1,457,314

Note C – Comprehensive Income

     The components of comprehensive income (loss), net of tax, are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

In thousands	2003	2002	2003	2002

Net earnings (loss)	$11,331	$(45,865)	$59,568	$(20,257)
Cash flow hedges	56	(1,230)	638	(3,612)
Foreign currency translation	427	3,020	1,674	3,119
Other	(745)	(29)	(831)	(78)

Total comprehensive income (loss)	$11,069	$(44,104)	$61,049	$(20,828)

Note D – Restructuring Expense

     During the quarter ended February 28, 2002, the Company announced a consolidation plan that affected each of the Company’s business segments and resulted in the closure of six facilities and the restructuring of two others. As a result, the Company recorded a $64,575,000 pre-tax restructuring expense, which included a write-down to estimated fair value of certain property and equipment, severance and employee related costs, and other items. The severance and employee related costs are due to the estimated elimination of approximately 542 administrative, production and other employee positions. As of February 28, 2003, 495 employees had been terminated, 43 others had either retired or left through normal attrition, and the Company had paid severance of $6,676,000. All six of the facilities to be closed have been closed, and their related assets have been transferred, sold, or are being marketed. The restructuring of the other two facilities is substantially complete.

     During the quarter ended November 30, 2002, the Company recorded a favorable pre-tax adjustment of $5,622,000 to the restructuring charge mentioned above. This credit was the result of higher-than-estimated proceeds from the sale of real estate at the Company’s former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves, partially offset by estimated charges for the announced closure of three additional facilities discussed below.

     The components of this adjustment are as follows:

Three Months
Ended Nov. 30,
In thousands	2002

Gain on sale of Malvern assets	$(4,965)
Reductions to other reserves	(3,637)
Charge for three additional facilities	2,980

Total	$(5,622)

     The closure of three additional facilities was announced during the quarter ended November 30, 2002. Two facilities from the Metal Framing segment, and another from the Pressure Cylinders segment, were affected. The Metal Framing facilities in East Brunswick,

New Jersey, and Atlanta, Georgia, were considered redundant following the July 31, 2002 acquisition of Unimast Incorporated. The other facility, located in Citronelle, Alabama, produced acetylene cylinders. The production of these cylinders has been partially transferred to another plant and partially outsourced. The closure of these three facilities resulted in an additional $2,980,000 pre-tax restructuring charge. The restructuring charge included a write-down to estimated fair value of certain equipment, property related costs, severance and employee related costs, and other items. The severance and employee related costs are due to the estimated elimination of 69 administrative, production and other employee positions. As of February 28, 2003, 69 employees had been terminated, and severance of $475,000 had been paid. All three were leased facilities. The Citronelle, Alabama, lease has been terminated and the other two are being marketed for sublease. This portion of the consolidation process should be substantially completed during calendar year 2003.

     The progression of the restructuring charge is summarized as follows:

	Balance		Charges to net income		Charges	Balance
	May 31,				Against	Feb. 28,
In thousands	2002	Payments	Adjustments	Additions	Assets	2003

Property and equipment	$48,090	$(3,142)	$(11,121)	$1,846	$(31,782)	$3,891
Severance and employee related	10,404	(5,862)	3,190	817	—	8,549
Other	4,244	(258)	(671)	317	(3,632)	—

Total	$62,738	$(9,262)	$(8,602)	$2,980	$(35,414)	$12,440

     Sales that were historically generated by the closed plants are anticipated to transfer to other Company locations except for the sales from the Itu, Brazil, facility and sales related to the painted and coated products at the Malvern facility. Net sales that will not be transferred were $0 and $8,683,000 for the three months ended February 28, 2003 and 2002, respectively, and $9,090,000 and $38,093,000 for the nine months ended February 28, 2003 and 2002, respectively. The related operating loss for these products was $359,000 and $2,185,000 for the three months ended February 28, 2003 and 2002, respectively, and $780,000 and $4,012,000 for the nine months ended February 28, 2003 and 2002, respectively.

Note E – Acquisition

     On July 31, 2002, the Company acquired all of the outstanding stock of Unimast Incorporated (together with its subsidiaries, “Unimast”) for $113,740,000 in cash (net of cash acquired) plus the assumption of $9,254,000 of debt. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. The acquisition increased capacity for the Company’s existing products, expanded the Company’s product line to include Unimast’s complementary products and introduced new products to the Metal Framing segment, including metal corner bead and trim and vinyl construction accessories. The acquisition was accounted for using the purchase method, with results for Unimast included since the purchase date.

     The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets.

     Integration of Unimast into the Metal Framing segment will be completed, and final asset valuations will be determined, by fiscal year end 2003. Pending final asset valuations, the purchase price has been allocated as follows:

July 31,
In thousands	2002

Current assets	$69,325
Goodwill	26,552
Intangibles	6,630
Other assets	299
Property, plant and equipment, net	46,657
Total assets	149,463

Notes payable	3,204
Other current liabilities	26,469

Total current liabilities	29,673
Long-term debt	6,050
Total liabilities	35,723

Net cash paid	$113,740

Intangibles include patents and trademarks that are being amortized generally over 15 years.

     The following pro forma data summarizes the results of operations of the Company for the three and nine months ended February 28, 2003, and 2002, assuming Unimast had been acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform to Unimast’s accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

In thousands, except per share	2003	2002	2003	2002

Net sales	$536,584	$457,722	$1,677,565	$1,397,791
Net earnings	11,331	(46,148)	64,353	(17,813)
Earnings per common share – basic	0.13	(0.54)	0.75	(0.21)
Earnings per common share – diluted	0.13	(0.54)	0.74	(0.21)

     The pro forma information does not purport to be indicative of the results of operations that actually would have been obtained if the acquisition had occurred on the dates indicated or the results of operations that will be reported in the future.

Note F – Guarantees and Warranties

     During the third quarter ended February 28, 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that the Company recognize the fair value of guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of that Interpretation. The Company has not issued or modified any of its guarantee or indemnification arrangements since December 31, 2002. In addition, under previously existing generally accepted accounting principles, the Company continues to monitor its guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such loss under guarantees and indemnifications when that loss is estimable.

     As part of the Company’s sale of Buckeye Steel Castings Company (“Buckeye Steel”) in the fiscal year ended May 31, 1999, the acquirer assumed liability for certain workers’ compensation claims that had been made while the Company’s workers’ compensation guarantee was in place. The acquirer agreed to indemnify the Company against claims made on its guarantee related to the assumed workers’ compensation claims. During the quarter ended November 30, 2002, economic conditions caused Buckeye Steel to cease operations and file for bankruptcy thereby raising the issue of the acquirer’s ability to fulfill its obligations. As a result, the Company recorded a $5,400,000 reserve for the estimated potential liability relating to these workers’ compensation claims.

     The Company has established reserves for anticipated sales returns and allowances including limited warranties on certain products. The liability for sales returns and allowances is based primarily on historical experience and current information. The liability amounts related to warranties is immaterial at February 28, 2003.

Note G – Recently Issued Accounting Standards

     During December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002.

     As permitted, the Company will continue to follow the accounting guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148. The Company will make the required disclosures beginning with the Annual Report on Form 10-K for the year ended May 31, 2003.

     During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the primary beneficiary to consolidate certain variable interest entities (“VIEs”). The primary beneficiary is generally defined as one having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.

     The Company did not create any VIEs after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted by the Company in the quarter ending November 30, 2003. Management is in the process of completing its evaluation of this Interpretation, but does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations. As of February 28, 2003, the Company was the primary beneficiary of Worthington Receivables Corporation (“WRC”). WRC, a wholly-owned, consolidated, bankruptcy-remote subsidiary, is a VIE that the Company uses as part of its $190,000,000 revolving accounts receivable securitization facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Worthington Industries, Inc. is a diversified metal processing company that focuses on value-added steel processing and metals-related businesses. As of February 28, 2003, we operated 46 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also hold equity positions in seven joint ventures, which, as of February 28, 2003, operated 16 facilities worldwide.

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

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of those policies. We believe the following accounting policies are the most critical to us, in that they are the primary areas where financial information is subject to the use of our estimates and assumptions, and the application of our judgment in the preparation of our consolidated financial statements.

     Allowance for Doubtful Accounts Receivable: Our allowance for doubtful accounts is estimated to cover the risk of loss related to our accounts receivable, including the risk associated with our retained interest in the pool of receivables sold through our accounts receivable securitization (“AR securitization”) facility. This allowance is maintained at a level that we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of charge-offs, recoveries and credit losses; the careful monitoring of portfolio credit quality; and current and projected economic and market conditions. General weakness in the economy over the last few years has led to bankruptcy filings by many of our customers. As mentioned above, we specifically monitor our credit portfolio quality, which includes identification of customers that have or may potentially file for bankruptcy, and make allowance adjustments accordingly. While we believe our allowance for doubtful accounts receivable is adequate, changes in economic conditions or any weakness in the economy could adversely impact our future earnings.

     Impairment of Long-Lived Assets: We review the carrying value of our long-lived assets held and used and assets to be disposed of, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, accounting standards require that an impairment charge must be recognized in the financial statements if the sum of the undiscounted future cash flows expected to result from a company’s asset is less than the reported value of the asset.

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

     The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our financial statements, and some of these policies require the use of estimates and assumptions. For further information, our significant accounting policies are discussed in Note A of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2002.

Results of Operations

     On July 31, 2002, we acquired the stock of Unimast Incorporated, a wholly-owned subsidiary of WHX Corporation, for $113.7 million in cash (net of cash acquired) and $9.3 million of assumed debt. Unimast Incorporated (together with its subsidiaries, “Unimast”) manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. The results of Unimast have been included since the acquisition date. Unimast is included in our Metal Framing segment.

     During the second quarter ended November 30, 2002 (the “second quarter”) of the fiscal year ending May 31, 2003 (“fiscal 2003”), we began to integrate Unimast into our existing Metal Framing operations. Integration of Unimast into the Metal Framing segment will be completed by fiscal year end 2003. As Unimast plants and existing Dietrich Metal Framing plants continue to be consolidated, it has become increasingly difficult to identify Unimast’s contribution to the segment. We intend to manage the Metal Framing segment as a single business unit.

     During the second quarter of fiscal 2003, we recorded a $5.6 million favorable pre-tax adjustment to the restructuring charge originally recorded during the fiscal third quarter ended February 28, 2002, for the consolidation and closure of certain facilities (see below for further discussion). This credit was the result of higher-than-estimated proceeds from the sale of real estate at our former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves, partially offset by estimated charges for the announced closure of three additional facilities. See Note D of the Notes to Condensed Consolidated Financial Statements for more information.

     As part of our sale of Buckeye Steel Castings Company (“Buckeye Steel”) in the fiscal year ended May 31, 1999, the acquirer assumed liability for certain workers’ compensation claims that had been made while our workers’ compensation guarantee was in place. The acquirer agreed to indemnify us against claims made on our guarantee related to the assumed workers’ compensation claims. During the second quarter of fiscal 2003, economic conditions caused Buckeye Steel to cease operations and file for bankruptcy thereby raising the issue of the acquirer’s ability to fulfill its obligations. As a result, we recorded a $5.4 million reserve for the estimated potential liability relating to these workers’ compensation claims.

     Our earnings for the third quarter ended February 28, 2002, of the fiscal year ending May 31, 2002 (“fiscal 2002”), were impacted by two one-time charges: a $64.6 million pre-tax restructuring expense and a $21.2 million pre-tax charge to establish a reserve for the impairment of certain assets.

     In January 2002, we announced a consolidation plan that included the closing of six of our facilities and the restructuring of two others. The eight facilities impacted by the consolidation plan represent each of the Company’s three business segments — Processed Steel Products (4), Metal Framing (1) and Pressure Cylinders (3). In our Processed Steel Products segment, we closed facilities located in Malvern and Jackson, Michigan, and we reduced overhead costs at our Louisville, Kentucky, facility. The Rock Hill, South Carolina, facility has become a Metal Framing location serving both Metal Framing and Processed Steel Products. The Metal Framing facility in Fredericksburg, Virginia, has been closed and its operations moved to Rock Hill. In our Pressure Cylinders segment, we have discontinued the operations of two partnerships in Itu, Brazil, and closed a production facility in Claremore, Oklahoma.

     This consolidation plan included a workforce reduction of approximately 542 employees and resulted in a pre-tax restructuring charge of $64.6 million. See Note D of the Notes to Condensed Consolidated Financial Statements for more information.

     In addition to the restructuring charge mentioned above, we established a $21.2 million reserve for the impairment of certain preferred stock and subordinated debt we received as partial payment from four acquirers when we sold the assets of our Custom Products and Cast Products business segments during fiscal 1999. As economic conditions have deteriorated, each of the issuers has encountered difficulty making scheduled payments under the terms of the preferred stock and subordinated debt. The combined after-tax impact of these two charges reduced our net income for the fiscal 2002 third quarter by $54.5 million.

Third Quarter – Fiscal 2003 Compared to Fiscal 2002

     For the third quarter ended February 28, 2003 (the “third quarter”) of fiscal 2003, net sales increased 32%, or $130.9 million, to $536.6 million from $405.7 million in the comparable quarter of fiscal 2002. The increase in net sales primarily was due to higher average selling prices in Processed Steel Products and Metal Framing along with the additional volume generated by the acquisition of Unimast.

     Gross margin increased 29%, or $14.6 million, to $65.5 million for the third quarter of fiscal 2003 from $50.9 million in the comparable quarter of fiscal 2002. Higher volumes and the net impact of higher average selling prices and rising material costs, especially in Metal Framing, increased gross margin by $19.7 million and $6.6 million, respectively. An increase in conversion expenses of 9%, partially offset the increase in gross margin by $11.7 million, including higher variable expenses such as compensation which was up 9%, or $3.6 million, primarily due to Unimast and freight which was up 14%, or $2.3 million. The net impact of these factors was a decrease in gross margin as a percentage of net sales to 12.2% in the third quarter of fiscal 2003 from 12.5% in the comparable quarter of fiscal 2002.

     Selling, general and administrative (“SG&A”) expense as a percentage of net sales decreased to 8.6% for the third quarter of fiscal 2003 from 9.1% in the comparable quarter of fiscal 2002. The addition of Unimast contributed to an overall dollar increase in SG&A led by an increase in compensation and benefits of $2.3 million, but the net sales contribution more than offset the dollar impact by decreasing compensation and benefits as a percentage of net sales in the third quarter of fiscal 2003 to 5.0% from 6.0% in the comparable quarter of fiscal 2002.

     Operating income increased $69.7 million, to $19.2 million for the third quarter of fiscal 2003 due to the $64.6 million restructuring expense included in the results of the comparable quarter of fiscal 2002. Operating income as a percentage of net sales was 3.6% in the third quarter of fiscal 2003.

     A/R securitization facility fees, included in miscellaneous expense, decreased $0.1 million, to $0.7 million for the third quarter of fiscal 2003 from $0.8 million in the comparable quarter of fiscal 2002.

     Interest expense increased 9%, or $0.5 million, to $6.3 million for the third quarter of fiscal 2003 from $5.8 million in the comparable quarter of fiscal 2002 due to higher average debt balances related to the Unimast acquisition.

     Equity in net income of unconsolidated affiliates increased 28%, or $1.5 million, to $6.9 million for the third quarter of fiscal 2003 from $5.4 million in the comparable quarter of fiscal 2002 primarily due to higher sales and improved margins at Worthington Armstrong Venture; Worthington Specialty Processing; TWB Company, LLC; and Acerex S.A. de C.V.

     Our effective tax rate was 36.5% for the third quarter of fiscal 2003 and fiscal 2002.

     The following provides further information on net sales and operating income by segment:

•	Processed Steel Products. Net sales increased 22%, or $59.1 million, to $321.9 million for the third quarter of fiscal 2003 from $262.8 million in the comparable quarter of fiscal 2002 primarily due to higher average selling prices which reflect the higher cost of steel. Higher volumes, especially in the automotive sector, also contributed to the increase. Operating income increased $50.8 million, to $9.0 million for the third quarter of fiscal 2003 from the $41.8 million operating loss for the comparable quarter of fiscal 2002. The main reason for the increase was a $52.1 million restructuring expense included in the results for the comparable quarter of fiscal 2002.

•	Metal Framing. Net sales increased 97%, or $66.5 million, to $135.0 million for the third quarter of fiscal 2003 from $68.5 million in the comparable quarter of fiscal 2002. The principal reasons for the increase were the acquisition of Unimast and higher average selling prices initiated to counter rising raw material costs. Unimast net sales for the third quarter last year (prior to the acquisition) were $52.0 million. Operating income increased $4.5 million to $4.0 million for the third quarter of fiscal 2003 from the $0.5 million operating loss for the comparable quarter of fiscal 2002. The increase was primarily due to the larger spread between average selling prices and raw material costs combined with the $0.9 million restructuring expense recorded in the results of the comparable quarter of fiscal 2002.

•	Pressure Cylinders. Net sales increased 7%, or $5.0 million, to $75.7 million for the third quarter of fiscal 2003 from $70.7 million in the comparable quarter of fiscal 2002. Increased volumes in North America, and higher European average selling prices due to the weaker U.S. dollar, drove the improvement. Operating income increased $13.0 million, to $7.2 million for the third quarter of fiscal 2003 from the $5.8 million operating loss for the comparable quarter of fiscal 2002. The primary reason for the increase was a $10.7 million restructuring expense included in the results for the comparable quarter of fiscal 2002. Higher average selling prices and volumes also contributed to the increase.

Year-to-Date – Fiscal 2003 Compared to Fiscal 2002

     For the first nine months of fiscal 2003, net sales increased 33%, or $404.3 million, to $1,630.0 million from $1,225.7 million in the comparable period of fiscal 2002. The increase primarily was due to higher average selling prices and volumes in Processed Steel Products in conjunction with the addition of Unimast and higher average selling prices in Metal Framing.

     Gross margin increased 37%, or $63.2 million, to $235.3 million for the first nine months of fiscal 2003 from $172.1 million in the comparable period of fiscal 2002. This was mainly due to a $92.9 million increase resulting from higher volumes, particularly in Metal Framing and Processed Steel Products. In addition, the net impact of higher average selling prices and higher material costs contributed $10.4 million to the overall change. However, the improved gross margin was partly offset by a 10%, or $40.1 million, increase in conversion expenses, including a $12.7 million increase in compensation and a $10.5 million increase in freight. Together, these factors increased gross margin as a percentage of net sales to 14.4% in the first nine months of fiscal 2003 from 14.0% in the comparable period of fiscal 2002.

     SG&A as a percentage of net sales decreased to 8.6% for the first nine months of fiscal 2003 from 9.4% in the comparable period of fiscal 2002. The addition of Unimast contributed to an overall dollar increase in SG&A led by an increase in compensation and benefits of $14.5 million, but the net sales contribution more than offset the dollar impact by decreasing compensation and benefits as a percentage of net sales in the first nine months of fiscal 2003 to 5.2% from 5.7% in the comparable period of fiscal 2002. Prior year results also included the favorable impact of $3.7 million in legal settlements.

     Operating income increased $108.9 million to $101.1 million for the first nine months of fiscal 2003 from the $7.8 million operating loss in the comparable period of fiscal 2002. Operating income as a percentage of net sales was 6.2% in the first nine months of fiscal 2003. A restructuring credit of $5.6 million impacted results for the first nine months of fiscal 2003 and the comparable period of fiscal 2002 included a $64.6 million restructuring expense.

     A/R securitization facility fees, included in miscellaneous expense, decreased $0.8 million, to $2.5 million for the first nine months of fiscal 2003 from $3.3 million in the comparable period of fiscal 2002.

     Interest expense increased 11%, or $1.8 million, to $18.8 million for the first nine months of fiscal 2003 from $17.0 million in the comparable period of fiscal 2002 due to additional debt incurred for, and assumed in connection with, the Unimast acquisition, offset by a $0.3 million decrease in capitalized interest.

     Equity in net income of unconsolidated affiliates increased 46%, or $7.1 million, to $22.5 million for the first nine months of fiscal 2003 from $15.4 million in the comparable period of fiscal 2002 due to higher sales and improved margins at each of the joint ventures.

     Our effective tax rate was 36.5% for the first nine months of fiscal 2003 and fiscal 2002.

     The following provides further information on net sales and operating income by segment:

•	Processed Steel Products. Net sales increased 24%, or $189.6 million, to $993.5 million for the first nine months of fiscal 2003 from $803.9 million in the comparable period of fiscal 2002. Increased average selling prices (reflecting the higher cost of steel) and higher volumes in most markets (particularly shipments to the automotive industry) drove the improvement in net sales. Operating income increased $76.6 million, to $63.3 million for the first nine months of fiscal 2003 from the $13.3 million operating loss for the comparable period of fiscal 2002. The largest reason for the increase was the previously mentioned $52.1 million restructuring expense included in the results for the comparable period of fiscal 2002. In addition, operating income increased by $26.8 million due to higher volumes and an $8.7 million restructuring credit recorded in the second quarter of fiscal 2003. However, the decline in the spread between selling prices and material costs partially offset the increase by $12.0 million.

•	Metal Framing. Net sales increased 79%, or $176.1 million, to $399.9 million for the first nine months of fiscal 2003 from $223.8 million in the comparable period of fiscal 2002. The increase was driven by the Unimast acquisition and higher average selling prices instituted in response to rising raw material costs. Unimast net sales for the first nine months of fiscal 2002 (prior to the acquisition) were $172.1 million. Operating income increased $13.0 million, to $22.3 million for the first nine months of fiscal 2003 from $9.3 million for the comparable period of fiscal 2002. The net impact of higher average selling prices offset by increased raw materials cost improved operating income by $19.7 million. However, an increase in compensation and benefits expense of 50%, or $24.3 million, and a $1.6 million restructuring expense incurred during the second quarter of fiscal 2003 partially offset the overall improvement. A $0.9 million restructuring expense was included in the results of the comparable period of fiscal 2002.

•	Pressure Cylinders. Net sales increased 20%, or $36.9 million, to $225.3 million for the first nine months of fiscal 2003 from $188.4 million in the comparable period of fiscal 2002. The improvement primarily was attributable to strong domestic demand for liquefied petroleum gas cylinders due to new regulations that require overfill prevention devices on propane tanks (currently in force in 28 states according to the National Propane Gas Association). Higher European net sales due to increased volume and the weakness of the U.S. dollar also contributed to the increase. Operating income increased $22.5 million, to $21.0 million for the first nine months of fiscal 2003 from the $1.5 million operating loss for the comparable period of fiscal 2002. Higher volumes increased operating income by $17.0 million. Furthermore, fiscal 2002 included a $10.7 million restructuring expense compared to a $1.4 million restructuring expense in fiscal 2003. However, the increase in operating income was partially offset by higher compensation and benefits expense which were up $5.7 million due to increased production levels and higher profit sharing expense.

Liquidity and Capital Resources

     For the first nine months of fiscal 2003, we generated $115.0 million in cash from operating activities, representing a $27.2 million increase from the comparable period of fiscal 2002. The increase primarily was due to the sale of an additional $70.0 million of accounts receivable through our A/R securitization facility and higher net income, partially offset by increased inventories.

     Our primary investing and financing activities during the first nine months of fiscal 2003 included investing $113.7 million in the Unimast acquisition, disbursing $41.1 million in dividends to shareholders, and spending $19.0 million on capital additions. These transactions were funded by the cash flows from our operations, short-term borrowings and proceeds from the sale of assets.

     Capital spending during the first nine months of fiscal 2003 included the following: $6.5 million in our Processed Steel Products segment; $8.6 million in our Metal Framing segment including $2.0 million related to the restructuring of the Rock Hill, South Carolina, facility; $2.5 million in our Pressure Cylinders segment; and $1.4 million in Other.

     Consolidated net working capital of $171.8 million at February 28, 2003 increased $20.8 million from May 31, 2002 primarily due to higher inventories. Inventories increased $109.9 million due to overall inventory levels (partially due to the Unimast acquisition which added $35.4 million to our inventory as of the purchase date) and due to higher raw material prices. The impact of the increased inventories was partially offset by lower accounts receivable (described above).

     Our liquidity needs are met by a $235.0 million long-term revolving credit facility (discussed below) and a $190.0 million revolving A/R securitization facility. Pursuant to the terms of the A/R securitization facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. However, facility fees of $2.5 million and $3.3 million were incurred during the first nine months of fiscal 2003 and 2002, respectively. The book value of the retained portion approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of February 28, 2003, a $170.0 million undivided interest in this pool had been sold (up from $100.0 million at May 31, 2002).

     During November 2002, we restructured our revolving credit facilities to increase our long-term credit commitment. We now have a single $235.0 million credit facility, provided by a group of 15 banks, which matures in May 2007. At February 28, 2003, $25.0 million in borrowings were outstanding under the amended facility at an interest rate of 1.92%. We also have a $20 million short-term uncommitted line of credit available as needed. Outstanding borrowings under this uncommitted line at February 28, 2003, were $16.3 million at an interest rate of 1.87%.

     At February 28, 2003, our total debt was $345.5 million compared to $295.6 million at the end of fiscal 2002. Our debt to capital ratio increased to 35.3% at February 28, 2003, from 32.8% at the end of fiscal 2002 due to higher short-term notes payable and the assumption of Unimast debt. The balance of the cash paid for the acquisition of Unimast was provided by the sale of accounts receivable through our A/R securitization facility.

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

Recently Issued Accounting Standards

     During December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002.

     As permitted, we will continue to follow the accounting guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148. We will make the required disclosures beginning with our Annual Report on Form 10-K for the year ended May 31, 2003.

     During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the primary beneficiary to consolidate certain variable interest entities (“VIEs”). The primary beneficiary is generally defined as one having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.

     There were no VIEs created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted in the quarter ending November 30, 2003. We are in the process of completing our evaluation of this Interpretation, but we do not expect the adoption of this Interpretation to have a material impact on our financial position or results of operations.

     As discussed in the Liquidity and Capital Resources section above, WRC is a consolidated VIE that we use as part of our $190.0 million revolving A/R securitization facility and is included in our financial position and our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risks have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the registrant, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, performed an evaluation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the registrant’s chief executive officer and chief financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them, particularly during the period for which the periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

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

Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended February 28, 2003.

A current report on Form 8-K, dated March 19, 2003, was filed subsequent to the third quarter of fiscal 2003 to furnish the press release announcing results for the fiscal third quarter ended February 28, 2003. This information was furnished under Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 14, 2003	By: /s/ John T. Baldwin John T. Baldwin Vice President & Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

CERTIFICATIONS

I, John P. McConnell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Worthington Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ John P. McConnell John P. McConnell Chairman and Chief Executive Officer

I, John T. Baldwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Worthington Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ John T. Baldwin John T. Baldwin Vice President and Chief Financial Officer