Form 10-K
period 2003-05-31
WORTHINGTON INDUSTRIES INC
filed 2003-08-22
CIK 108516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact name of Registrant as specified in its Charter)

Ohio	31-1189815

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1205 Dearborn Drive, Columbus, Ohio	43085

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(614) 438-3210

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒ NO ☐

Based upon the closing price of the Common Shares on November 29, 2002, as reported on the New York Stock Exchange composite tape (as reported by The Wall Street Journal), the aggregate market value of the Common Shares (the only common equity) held by non-affiliates of the Registrant as of such date was approximately $1,203,763,000.

The number of Common Shares issued and outstanding as of August 1, 2003, was 86,028,496.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s 2003 Proxy Statement, to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 25, 2003, are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

          Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1 – Business” and “PART II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can often be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, “intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

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

Any forward-looking statements in this Form 10-K are based on current information as of the date of this Form 10-K, and we assume no obligation to correct or update any such statements in the future, except as required by law.

ii

PART I

Item 1. – Business

     General Overview

          Worthington Industries, Inc., an Ohio corporation (individually, the “Registrant” or “Worthington Industries” or, together with its subsidiaries, “Worthington”), headquartered in Columbus, Ohio, is a leading diversified metal processing company. We focus on value-added steel processing and manufactured metal products such as metal framing, pressure cylinders, automotive part stampings and, through joint ventures, metal ceiling grid systems and laser welded blanks. Worthington was founded in 1955 and has grown from a single steel slitting line into a diversified metal processor, which operates 44 manufacturing facilities worldwide and holds equity positions in seven joint ventures, which operate an additional 16 manufacturing facilities worldwide.

          Worthington Industries maintains an Internet website at www.WorthingtonIndustries.com. (This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ web site into this Annual Report on Form 10-K.) We make available, free of charge, on or through this web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

          Our operations are reported principally in three business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. The Processed Steel Products segment includes the Worthington Steel business unit (“Worthington Steel”) and the Gerstenslager business unit (“Gerstenslager”). The Metal Framing segment is comprised of the Dietrich Metal Framing business unit (“Dietrich”). The Pressure Cylinders segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”). In addition, we hold equity positions in seven joint ventures, which are described below, two of which are consolidated into our consolidated financial statements included in “Item 8. – Financial Statements and Supplementary Data.” During the year ended May 31, 2003 (“fiscal 2003”), our Processed Steel Products, Metal Framing and Pressure Cylinders segments served over 1,200, 4,100 and 2,400 customers, respectively, located primarily in the United States. Foreign sales account for less than 10% of consolidated net sales and are comprised primarily of sales to customers in Canada and Europe. No single customer accounts for over 10% of our consolidated net sales.

          On July 31, 2002, Worthington Industries acquired all of the outstanding capital stock of Unimast Incorporated (“Unimast”), a metal framing products company, for approximately $114.7 million in cash plus the assumption of approximately $9.3 million of debt. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. The acquisition increased capacity for our existing products, expanded our product line to include Unimast’s complementary products and introduced new products to the Metal Framing segment, including metal corner bead and trim and vinyl construction accessories. For the calendar year ended December 31, 2001, Unimast, together with its subsidiaries, produced revenue of approximately $230.0 million from ten manufacturing facilities. Beginning July 31, 2002, the operations of Unimast and its subsidiaries have been included as part of Dietrich in our Metal Framing segment. See “Item 1. – Business – Metal Framing” See also “Item 8. – Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note Q – Acquisition.”

          In January 2002, we announced a consolidation plan (the “Consolidation Plan”) which resulted in the closure of the Processed Steel Products facilities in Malvern, Pennsylvania (in September 2002), and Jackson, Michigan (in November 2002), and the Pressure Cylinders facilities in Claremore, Oklahoma (in June 2002), and Itu, Brazil (in January 2002). Also, the Fredericksburg, Virginia, Metal Framing operation was moved to the Worthington Steel Rock Hill facility in December 2002, which is now operated as a Metal Framing facility. A more detailed discussion of the Consolidation Plan is contained in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2002 Compared to Fiscal 2001” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Restructuring Expense.” Also, the Pressure Cylinders Citronelle, Alabama, facility was closed in October 2002.

Further, as part of the ongoing efforts to consolidate the Dietrich and Unimast operations, in January 2003, the Unimast corporate offices and the Dietrich plants in East Brunswick, New Jersey, and Atlanta, Georgia, were closed, with operations moving to existing facilities.

     Processed Steel Products

          Our Processed Steel Products segment consists of two business units, Worthington Steel and Gerstenslager. For fiscal 2003, the fiscal year ended May 31, 2002 (“fiscal 2002”), and the fiscal year ended May 31, 2001 (“fiscal 2001”), the percentage of consolidated net sales from continuing operations generated by our Processed Steel Products segment was 60.5%, 64.9% and 64.9%, respectively.

          Both Worthington Steel and Gerstenslager are intermediate processors of flat-rolled steel. Worthington Steel occupies a niche in the steel industry by focusing on products requiring exact specifications. These products typically cannot be supplied as efficiently by steel mills or steel end users. We believe that Worthington Steel is one of the largest independent flat-rolled steel processors in the United States. Gerstenslager is a leading independent supplier of automotive quality exterior body panels to the North American automotive original equipment and past model service markets. Gerstenslager’s strength is its ability to handle a large number of past model service and current model production automotive and heavy-duty truck body parts.

          Our Processed Steel Products segment operates 11 manufacturing facilities, including Spartan Steel Coating, LLC, our consolidated joint venture with Rouge Steel. We serve over 1,200 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, farm implement, HVAC, container and aerospace markets. During fiscal 2003, no single customer represented greater than 10% of net sales for the segment.

          Pursuant to the Consolidation Plan announced in January 2002, Processed Steel Products closed operations at two facilities: Malvern, Pennsylvania, and Jackson, Michigan. In addition, the Rock Hill, South Carolina, plant was converted to a Metal Framing facility during the year. A more detailed discussion of the Consolidation Plan is set forth in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2002 Compared to Fiscal 2001” and in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Restructuring Expense.”

          Worthington Steel buys coils of steel, primarily restricted to minimum standard gauge, from major integrated steel mills and mini-mills and processes it to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. Our computer-aided processing capabilities include, among others:

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel to specific widths;

•	cold reduction, which achieves close tolerances of thickness and temper by rolling;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dipped process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	cutting-to-length, which cuts flattened steel to exact lengths;

•	roller leveling, a method of applying pressure to achieve precise flatness tolerances for steel;

•	edge rolling, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	CleanCoat™, a dry lubrication process; and

•	configured blanking, by which steel is cut into specific shapes.

          Worthington Steel also “toll processes” steel for steel mills, large end-users, service centers and other processors. Toll processing is different from our typical steel processing because the mill or end user retains title to the steel and has the responsibility for selling the end product. Toll processing enables Worthington to participate in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

          Gerstenslager stamps, assembles, primes and packages exterior automotive body parts and panels. We primarily purchase the steel used in our Gerstenslager operations but occasionally process consigned material, similar to toll processing. Gerstenslager processes a large number of past model service and current model production automotive and heavy-duty truck parts, managing over 3,000 finished good part numbers and over 25,000 die/fixture sets.

          The Processed Steel Products industry is fragmented and highly competitive. We compete with many other independent intermediate processors and, with respect to automotive stamping, captive processors owned by the automotive companies, independent tier one suppliers of current model components and a number of smaller competitors. We compete primarily on the basis of product quality, our ability to meet delivery requirements and price. Our technical service and support for material testing and customer specific applications enhance the quality of our products. However, we have not quantified the extent to which our technical service capability has improved our competitive position. See “Item 1. – Business – Technical Services.” We believe that our ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers and to one another. Again, we have not quantified the extent to which plant location has impacted our competitive position. Our processed steel products are priced competitively, primarily based on market factors including, among other things, the cost and availability of raw material, transportation and shipping costs and overall economic conditions in the United States and abroad.

          We use our “Worthington Steel” and “Gerstenslager” trade names in our Processed Steel Products segment, and we use the unregistered trademark “CleanCoat™” in connection with our dry lubrication process. We intend to continue the use of our intellectual property. While the “CleanCoat™” trademark is important to our Processed Steel Products segment, we do not consider it material.

     Metal Framing

          Our Metal Framing segment consists of one business unit, Dietrich, which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States. For fiscal 2003, fiscal 2002 and fiscal 2001, the percentage of consolidated net sales from continuing operations generated by Dietrich was 24.3%, 17.5% and 18.9%, respectively.

          Our Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other metal framing accessories. Some of our specific products include “TradeReady®” Floor Systems, “Spazzer®” bars, “Clinch-On®” metal corner bead and trim and, through the Aegis Metal Framing, LLC (“Aegis”) joint venture, “Ultra-Span®” trusses. Our July 2002 acquisition of Unimast expanded our Metal Framing segment by adding capacity for our existing products, broadening our product line to include Unimast’s complementary products and introducing new products, including metal corner bead and trim and vinyl construction accessories. See “Item 1. – Business – General Overview”, “Item 2. – Properties – Metal Framing” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note Q – Acquisition.”

          Our Metal Framing segment has 27 operating facilities located throughout the United States. We believe that Dietrich is the largest national supplier of metal framing products and supplies, supplying approximately 45% of the metal framing products sold in the United States. We have over 4,100 customers, primarily consisting of wholesale distributors, big box building material retailers and commercial and residential building contractors. During fiscal 2003, two customers represented 22% of net sales for the segment, while no other single customer represented more than 3% of net sales for the segment.

          Pursuant to the Consolidation Plan, the Fredericksburg, Virginia, facility was closed in December 2002 and its operations moved to Rock Hill, South Carolina. As part of our ongoing efforts to consolidate the Dietrich and Unimast operations, during January 2003, the Unimast corporate offices near Chicago, Illinois, were closed, and Dietrich’s East Brunswick, New Jersey, and Atlanta, Georgia, plants were closed, with operations moving into other facilities. A more detailed discussion of the Consolidation Plan is set forth below in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2002 Compared to Fiscal 2001” and in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Restructuring Expense.”

          The light gauge metal framing industry is very competitive. We compete with five large regional competitors and numerous small, more localized competitors. We compete primarily on the basis of quality, service and price. Similar to our Processed Steel Products segment, the proximity of our facilities to our customers and their project sites provides us with a service advantage and impacts our freight and shipping costs. Our products are transported almost exclusively by common carrier. Again, we have not quantified the extent to which facility location has impacted our competitive position.

          Dietrich uses the registered trademarks “Spazzer®”, “TradeReady®” and “Clinch-On®.” The “Spazzer®” trademark is used in connection with wall component products that are the subject of two United States patents, four pending United States patent applications and several pending foreign applications. The trademark “TradeReady®” is used in connection with floor system products that are the subject of two United States patents, three foreign patents, three pending United States patent applications and five pending foreign patent applications. The “Clinch-On®” trademark is used in connection with corner bead and metal trim products for gypsum wallboard that are subject to United States patents. The Aegis joint venture uses the “Ultra-Span®” registered trademark in connection with certain patents for proprietary roof trusses. We intend to continue to use and renew each of our registered trademarks. Dietrich also has a number of other patents and trade names relating to specialized products. Although trademarks, trade names and patents are important to our Metal Framing segment, none is considered material.

     Pressure Cylinders

          Our Pressure Cylinders segment consists of one business unit, Worthington Cylinders. For fiscal 2003, fiscal 2002 and fiscal 2001, the percentage of consolidated net sales from continuing operations generated by Worthington Cylinders was 14.5%, 16.8%, and 15.8%, respectively.

          Worthington Cylinders operates six manufacturing facilities, three in Ohio and one each in Austria, Canada and Portugal. The segment also operates one consolidated joint venture, Worthington Cylinders, a.s., in the Czech Republic. During fiscal 2003, we discontinued operations at two Pressure Cylinders joint venture plants in Itu, Brazil, and closed our Citronelle, Alabama, and Claremore, Oklahoma, facilities.

          Our Pressure Cylinders segment produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders and high-pressure industrial/specialty gas cylinders. Our LPG cylinders are sold to manufacturers, distributors and/or mass merchandisers and are used for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts and commercial/residential cooking (outside North America). Refrigerant cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. Industrial/specialty gas high-pressure cylinders are sold primarily to gas producers and distributors and are used as containers for gases for: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers and non-refillable cylinders for “Balloon Time®” helium kits. While a large percentage of our cylinder sales are made to major accounts, Worthington Cylinders has over 2,400 customers. During fiscal 2003, one customer represented 11% of net sales for the segment, while no other single customer represented more than 5% of net sales for the segment.

          Worthington Cylinders’ primary low-pressure cylinder products are steel cylinders with refrigerant gas capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with LPG capacities of 4-1/4 to 420 lbs. In the United States and Canada, our high-pressure and low-pressure cylinders are manufactured in accordance with U.S. Department of Transportation and Transport Canada safety requirements, respectively. Outside the United States and Canada, we manufacture cylinders according to European Union specifications, as well as various other international requirements and standards. Low-pressure cylinders are produced by precision stamping, drawing and welding component parts to customer specifications. They are then tested, painted and packaged as required. Our high-pressure cylinders are manufactured by several processes, including deep drawing, tube spinning and billet piercing.

          Worthington Cylinders has two principal domestic competitors and several smaller foreign competitors in its major low-pressure cylinder markets, and we believe that we have the largest domestic market share. In our high-pressure cylinder market, we compete against two principal domestic competitors. We believe that we have the leading market share of the European industrial gas cylinder market and the non-refillable refrigerant cylinder market. As with our other segments, we compete on the basis of service, price and quality.

          Our Pressure Cylinders segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market our low-pressure helium balloon kits. We intend to continue to use and renew our registered trademark. We also hold domestic and foreign patents applicable to the non-refillable valve we use for our refrigerant cylinders. Although this intellectual property is important to our Pressure Cylinders segment, it is not considered material.

     Segment Financial Data

          Financial information for our segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note H – Industry Segment Data.”

     Financial Information About Geographic Areas

          Foreign operations and exports represent less than 10% of our production and consolidated net sales. Summary information about our foreign operations is set forth in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties.” For fiscal 2003, we had operations in North America and Europe while prior years also included operations in South America. Net sales by geographic region are provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Industry Segment Data.”

     Suppliers

          In fiscal 2003, we purchased over 3 million tons of steel for use as raw material for our Processed Steel Products, Pressure Cylinders and Metal Framing segments. We purchase steel in large quantities at regular intervals from major primary producers, both domestic and foreign. In our Processed Steel Products segment, we primarily purchase and process steel based on specific customer orders and do not typically purchase steel for inventory. Our Metal Framing and Pressure Cylinders segments purchase steel to meet our production schedules. We purchase the majority of our raw materials in the open market on a negotiated spot market basis at prevailing market prices, but we also enter into long-term contracts, some of which have fixed or capped pricing. During fiscal 2003, our major suppliers of steel were, in alphabetical order: Gallatin Steel Company; Inland Steel Company; International Steel Group (including Bethlehem Steel facilities); NorthStar BHP Steel; Nucor Corporation; Rouge Steel Company; Steel Dynamics, Inc.; US Steel Corporation; and WCI Steel, Inc. Alcoa, Inc. was our primary aluminum supplier for our Pressure Cylinders segment in fiscal 2003. We believe that our supplier relationships are good.

     Technical Services

          We employ a staff of engineers and other technical personnel and maintain fully equipped modern laboratories to support our operations. These facilities enable us to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of our raw materials and products. Technical service personnel also work in conjunction with our sales force to determine the types of flat-rolled steel required for our customers’ particular needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. To provide these services, we maintain a continuing program of developmental engineering with respect to the characteristics and performance of our products under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the U.S. Department of Transportation, Transport Canada and other associated agencies, along with International Organization for Standardization, or ISO, and customer requirements. All design work complies with current local and national building code requirements. Our ICBO (International Conference of Building Officials) accredited product-testing laboratory supports these design efforts.

     Employees

          As of May 31, 2003, Worthington employed approximately 6,700 employees in its operations, excluding unconsolidated joint ventures, approximately 12% of whom were covered by collective bargaining agreements. We believe that we have good relationships with our employees.

     Joint Ventures

          As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, we participate in two consolidated and five unconsolidated joint ventures.

      Consolidated

•	Spartan Steel Coating, LLC, a 52%-owned consolidated joint venture with Rouge Steel, operates a cold-rolled, hot-dipped galvanizing facility in Monroe, Michigan.

•	Worthington Cylinders, a.s., a 51%-owned consolidated joint venture with a local Czech Republic entrepreneur, operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

      Unconsolidated

•	Acerex S.A. de C.V., a 50%-owned joint venture with Hylsa S.A. de C.V., is a steel processing company located in Monterrey, Mexico.

•	Aegis Metal Framing, LLC, a 60%-owned joint venture with MiTek Industries, Inc., headquartered in Chesterfield, Missouri, offers light gauge metal component manufacturers and contractors design, estimating and management software, a full line of metal framing products and integrated professional engineering services.

•	TWB Company, LLC (“TWB”), a 50%-owned joint venture with ThyssenKrupp Stahl, produces laser welded blanks for use in the automotive industry for products such as inner door frames. TWB operates facilities in Monroe, Michigan; North Vernon, Indiana; and Saltillo, Mexico.

•	Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong World Industries, is one of the three leading global manufacturers of suspended ceiling systems for concealed and lay-in panel ceilings. WAVE operates facilities in Sparrows Point, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Malvern, Pennsylvania; Shanghai, China; Team Valley, United Kingdom; Valenciennes, France; and Madrid, Spain.

•	Worthington Specialty Processing, a 50%-owned general partnership with US Steel Corporation (“US Steel”) in Jackson, Michigan, operates primarily as a toll processor for US Steel.

See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates.”

     Environmental Regulation

          Our manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. We continually examine ways to reduce emissions and waste and to decrease costs related to environmental compliance. We do not anticipate that cost of compliance or capital expenditures for environmental control facilities required to meet environmental requirements will be material when compared with our overall costs and capital expenditures and, accordingly, will not have a material effect on our net earnings or competitive position.

Item 2. – Properties

     General

          Our corporate offices are currently located at 1205 Dearborn Drive, Columbus, Ohio. In the Autumn of 2003, we will consolidate our primary corporate offices and those of Worthington Steel and Worthington Cylinders into a leased, three-story office building at 200 West Old Wilson Bridge Road, Columbus, Ohio, which is approximately two miles from the current offices. Certain functions, primarily information technology and training, will remain at the current offices. The administrative offices for Dietrich will remain in leased facilities in Pittsburgh and Blairsville, Pennsylvania.

          Excluding our unconsolidated joint ventures, we have 46 manufacturing facilities and two warehouses. All of our facilities are well maintained and in good operating condition, and we believe they are sufficient to meet our current needs.

     Processed Steel Products

          The Processed Steel Products segment, including our consolidated Spartan Steel Coating, LLC joint venture, operates 11 manufacturing facilities, all of which are owned. These facilities are located in Alabama, Indiana, Kentucky, Maryland, Michigan (2) and Ohio (5). This segment also maintains a warehouse in Columbus, Ohio.

     Metal Framing

          Our Metal Framing segment operates 27 facilities in Arizona (2), California (2), Colorado, Florida (4), Georgia, Hawaii, Indiana (3), Illinois, Kansas, Maryland, Massachusetts, Minnesota, New Jersey, Ohio (3), South Carolina, Texas (2) and Washington. Of these facilities, 13 are leased and 14 are owned. This segment also leases administrative offices in Pittsburgh and Blairsville, Pennsylvania.

     Pressure Cylinders

          The Pressure Cylinders segment operates six fully-owned, manufacturing facilities – three in Ohio, and one each in Austria, Canada and Portugal, and an owned, consolidated joint venture facility in the Czech Republic. This segment also leases a manufacturing facility in Portugal and a warehouse in Canada.

     Joint Ventures

          Our joint ventures operate 16 manufacturing facilities. These facilities are located in Indiana, Maryland, Michigan (4), Missouri, Nevada, and Pennsylvania domestically, and in China, the Czech Republic, France, Mexico (2), Spain and the United Kingdom. Nine of these facilities are leased, and seven are owned, three of which are subject to mortgages in favor of the joint venture’s lender. See “Item 1. – Business – Joint Ventures.”

Item 3. – Legal Proceedings

          Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on Worthington.

Item 4. – Submission of Matters to a Vote of Security Holders

          None.

Supplemental Item. – Executive Officers of the Registrant

          The following table lists the names, positions held and ages of the Registrant’s executive officers as of May 31, 2003:

			Present Office
Name	Age	Position(s) with the Registrant	Held Since

John P. McConnell	49	Chairman and Chief Executive Officer	1996

John S. Christie	53	President and Chief Operating Officer	1999

John T. Baldwin	46	Vice President and Chief Financial Officer	1998

Dale T. Brinkman	50	Vice President-Administration, General Counsel and Secretary	2000

Ralph V. Roberts	56	Sr. Vice President-Marketing	2001

Virgil L. Winland	55	Sr. Vice President-Manufacturing	2001

Richard G. Welch	45	Controller	2000

Randal I. Rombeiro	35	Treasurer	2002

John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993. Mr. McConnell has served as a Director continuously since 1990 and Chairman of the Board of Directors since September 1996.

John S. Christie has served as President and Chief Operating Officer and a Director of Worthington Industries since June 1999. Prior to that time, Mr. Christie served as President of JMAC, Inc., a private investment company, from 1995 through May 1999.

John T. Baldwin has served as Vice President and Chief Financial Officer of Worthington Industries since December 1998 and as its Treasurer from August 1997 through December 1998. Before joining Worthington Industries, Mr. Baldwin served as Assistant Treasurer of Tenneco, Inc., which manufactured and marketed automotive parts and packaging, from 1994 through August 1997.

Dale T. Brinkman has served as Vice President-Administration, General Counsel and Secretary of Worthington Industries since September 2000. From December 1998 through September 2000, he served as Vice President-Administration, General Counsel and Assistant Secretary for Worthington Industries. Prior to that time, Mr. Brinkman served as Worthington Industries’ General Counsel and Assistant Secretary from 1982 through 1998.

Ralph V. Roberts has served as Senior Vice President-Marketing of Worthington Industries since January 2001. From June 1998 through January 2001, he served as President of The Worthington Steel Company. Prior to that time, Mr. Roberts served as Worthington Industries’ Vice President-Corporate Development from June 1997 through May 1998 and as President of WAVE from its formation in June 1992 through June 1997.

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001 and, prior to that time, from June 1996 through January 2001 as President of Worthington Cylinder Corporation.

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

Randal I. Rombeiro has served as Treasurer of Worthington Industries since November 2002 and as Assistant Treasurer from 1999 through November 2002. Before joining Worthington Industries, Mr. Rombeiro served as Assistant Treasurer with Mettler-Toledo International, Inc., a global supplier of precision instruments and services, from 1998 to 1999.

          Executive officers serve at the pleasure of the directors. There are no family relationships among the Registrant’s executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer.

PART II

Item 5. - Market for Registrant’s Common Equity and Related Shareholder Matters

          The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of June 30, 2003, Worthington Industries had 9,871 registered shareholders. The following table sets forth (i) the low, high and closing prices for Worthington Industries’ common shares for each quarter of fiscal 2002 and 2003, and (ii) the cash dividends per share paid on Worthington Industries’ common shares during each quarter of fiscal 2002 and fiscal 2003.

	Market Price
				Cash
	Low	High	Closing	Dividends

Fiscal 2002
Quarter Ended
August 31, 2001	$11.55	$14.77	$14.00	$0.16
November 30, 2001	$10.30	$14.80	$14.80	$0.16
February 28, 2002	$13.40	$15.20	$14.71	$0.16
May 31, 2002	$14.41	$16.20	$15.25	$0.16
Fiscal 2003
Quarter Ended
August 31, 2002	$14.43	$18.45	$17.75	$0.16
November 30, 2002	$16.80	$19.88	$17.62	$0.16
February 28, 2003	$13.45	$18.00	$13.78	$0.16
May 31, 2003	$11.93	$14.93	$14.93	$0.16

Dividend Policy

          Dividends are declared at the discretion of the Board of Directors. Worthington Industries paid quarterly dividends of $0.16 per share in fiscal 2003. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the Board of Directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Item 6. - Selected Financial Data

	Year ended May 31,

In thousands, except per share	2003	2002	2001	2000	1999

FINANCIAL RESULTS
Net sales	$2,219,891	$1,744,961	$1,826,100	$1,962,606	$1,763,072
Cost of goods sold	1,916,990	1,480,184	1,581,178	1,629,455	1,468,886

Gross margin	302,901	264,777	244,922	333,151	294,186
Selling, general & administrative expense	182,692	165,885	173,264	163,662	147,990
Restructuring (credit) expense	(5,622)	64,575	6,474	—

Operating income	125,831	34,317	65,184	169,489	146,196
Miscellaneous income (expense)	(7,240)	(3,224)	(928)	2,653	5,210

Nonrecurring losses	(5,400)	(21,223)	—	(8,553)	—
Interest expense	(24,766)	(22,740)	(33,449)	(39,779)	(43,126)
Equity in net income of unconsolidated affiliates	29,973	23,110	25,201	26,832	24,471

Earnings from continuing operations before income taxes	118,398	10,240	56,008	150,642	132,751
Income tax expense	43,215	3,738	20,443	56,491	49,118

Earnings from continuing operations	75,183	6,502	35,565	94,151	83,633
Discontinued operations, net of taxes	—	—	—	—	(20,885)
Extraordinary item, net of taxes	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	(7,836)

Net earnings	$75,183	$6,502	$35,565	$94,151	$54,912

Earnings per share – diluted:
Continuing operations	$0.87	$0.08	$0.42	$1.06	$0.90
Discontinued operations, net of taxes	—	—	—	—	(0.23)
Extraordinary item, net of taxes	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	(0.08)

Net earnings per share	$0.87	$0.08	$0.42	$1.06	$0.59

Continuing operations:
Depreciation and amortization	$69,419	$68,887	$70,582	$70,997	$64,087
Capital expenditures (including acquisitions and investments)*	139,673	60,100	64,943	72,649	135,616
Cash dividends declared	54,938	54,677	54,762	53,391	52,343
Per share	$0.64	$0.64	$0.64	$0.61	$0.57
Average shares outstanding – diluted	86,537	85,929	85,623	88,598	93,106
FINANCIAL POSITION
Current assets	$506,246	$490,340	$449,719	$624,229	$624,255
Current liabilities	318,171	339,351	306,619	433,270	427,725

Working capital	$188,075	$150,989	$143,100	$190,959	$196,530

Net fixed assets	$743,044	$766,596	$836,749	$862,512	$871,347
Total assets	1,478,069	1,457,314	1,475,862	1,673,873	1,686,951
Total debt**	292,028	295,613	324,750	525,072	493,313
Shareholders’ equity	636,294	606,256	649,665	673,354	689,649
Per share	$7.40	$7.09	$7.61	$7.85	$7.67
Shares outstanding	85,949	85,512	85,375	85,755	89,949

All financial data include the results of The Gerstenslager Company, which was acquired in February 1997 through a pooling of interests.

*	Includes $113,000 of Worthington Industries, Inc. common shares exchanged for shares of The Gerstenslager Company during the fiscal year ended May 31, 1997.

**	Excludes Debt Exchangeable for Common Stock of Rouge Industries, Inc. of $52,497, $75,745 and $88,494 at May 31, 1999, 1998 and 1997, respectively.

	Year ended May 31,

	1998	1997	1996	1995	1994	1993

FINANCIAL RESULTS
Net sales	$1,624,449	$1,428,346	$1,126,492	$1,125,495	$996,329	$832,670
Cost of goods sold	1,371,841	1,221,078	948,505	942,672	840,639	703,358

Gross margin	252,608	207,268	177,987	182,823	155,690	129,312
Selling, general & administrative expense	117,101	96,252	78,852	67,657	57,696	51,511
Restructuring (credit) expense	—	—	—	—	—	—

Operating income	135,507	111,016	99,135	115,166	97,994	77,801
Miscellaneous income (expense)	1,396	906	1,013	648	955	1,140
Nonrecurring losses	—	—	—	—	—	—
Interest expense	(25,577)	(18,427)	(8,687)	(6,673)	(3,460)	(3,961)
Equity in net income of unconsolidated affiliates	19,316	13,959	28,710	37,395	18,091	4,300

Earnings from continuing operations
before income taxes	130,642	107,454	120,171	146,536	113,580	79,280
Income tax expense	48,338	40,844	46,130	55,190	42,678	29,382

Earnings from continuing operations	82,304	66,610	74,041	91,346	70,902	49,898
Discontinued operations, net of taxes	17,337	26,708	26,932	31,783	17,996	21,038
Extraordinary item, net of taxes	18,771	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

Net earnings	$118,412	$93,318	$100,973	$123,129	$88,898	$70,936

Earnings per share – diluted:
Continuing operations	$0.85	$0.69	$0.76	$0.94	$0.73	$0.52
Discontinued operations, net of taxes	0.18	0.27	0.28	0.33	0.19	0.22
Extraordinary item, net of taxes	0.19	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

Net earnings per share	$1.22	$0.96	$1.04	$1.27	$0.92	$0.74

Continuing operations:
Depreciation and amortization	$41,602	$34,150	$26,931	$23,741	$23,716	$22,176
Capital expenditures (including acquisitions and investments)*	297,767	279,266	275,052	55,876	23,513	11,903
Cash dividends declared	51,271	45,965	40,872	37,212	33,161	29,329
Per share	$0.53	$0.49	$0.45	$0.41	$0.37	$0.33
Average shares outstanding – diluted	96,949	96,841	96,822	96,789	96,508	96,009
FINANCIAL POSITION
Current assets	$642,995	$594,128	$505,104	$474,853	$435,465	$384,722
Current liabilities	410,031	246,794	167,585	191,672	171,991	149,578

Working capital	$232,964	$347,334	$337,519	$283,181	$263,474	$235,144

Net fixed assets	$933,158	$691,027	$544,052	$358,579	$323,649	$308,731
Total assets	1,842,342	1,561,186	1,282,424	964,299	837,707	731,419
Total debt**	501,950	417,883	317,997	108,916	73,306	66,541
Shareholders’ equity	780,273	715,518	667,318	608,142	525,137	455,784
Per share	$8.07	$7.40	$6.91	$6.30	$5.46	$4.76
Shares outstanding	96,657	96,711	96,505	96,515	96,236	95,788

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Selected statements contained in this “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to “Safe Harbor Statement” in the beginning of this Annual Report on Form 10-K.

Overview

     Worthington Industries, Inc., through its subsidiaries, is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of May 31, 2003, we operated 44 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in seven joint ventures, which as of May 31, 2003, operated 16 facilities worldwide. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements included in “Item 8. – Financial Statements and Supplementary Data.”

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Consolidated Operations

          The following table presents consolidated operating results for the fiscal years indicated:

	2003			2002

		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$2,219.9	100.0%	27%	$1,745.0	100.0%
Cost of goods sold	1,917.0	86.4%	30%	1,480.2	84.8%

Gross margin	302.9	13.6%	14%	264.8	15.2%
Selling, general and administrative expense	182.7	8.2%	10%	165.9	9.5%
Restructuring (credit) expense	(5.6)	-0.3%		64.6	3.7%

Operating income	125.8	5.7%	267%	34.3	2.0%
Other income (expense):
Miscellaneous expense	(7.2)			(3.3)
Nonrecurring losses	(5.4)			(21.2)
Interest expense	(24.8)	-1.1%	9%	(22.7)	-1.3%
Equity in net income of unconsolidated affiliates	30.0	1.4%	30%	23.1	1.3%

Earnings before income taxes	118.4	5.3%	1056%	10.2	0.6%
Income tax expense	43.2	1.9%	1056%	3.7	0.2%

Net earnings	$75.2	3.4%	1056%	$6.5	0.4%

Average common shares outstanding - diluted	86.5			85.9

Earnings per share - diluted	$0.87		1048%	$0.08

          Net earnings increased $68.7 million to $75.2 million in the year ended May 31, 2003 (“fiscal 2003”), from $6.5 million in the year ended May 31, 2002 (“fiscal 2002”). Fiscal 2003 diluted earnings per share increased $0.79 per share to $0.87 per share from diluted earnings per share of $0.08 in fiscal 2002. The increase in fiscal 2003 net earnings primarily was due to the inclusion of two significant charges in fiscal 2002 results: a $64.6 million pre-tax restructuring expense and a $21.2 million pre-tax charge related to the impairment of certain assets. See “Fiscal 2002 Compared to Fiscal 2001” below for a detailed description of these items.

          On July 31, 2002, we acquired the stock of Unimast Incorporated, a wholly-owned subsidiary of WHX Corporation, for $114.7 million in cash (net of cash acquired) and $9.3 million of assumed debt. Unimast Incorporated (together with its subsidiaries, “Unimast”) manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten facilities. The results of Unimast have been included in our Metal Framing segment since the acquisition date.

          Net sales increased 27%, or $474.9 million, to $2,219.9 million in fiscal 2003 from $1,745.0 million in fiscal 2002. The increase primarily was due to the addition of Unimast and higher average selling prices in Metal Framing combined with higher average selling prices and volumes in Processed Steel Products.

          Gross margin increased 14%, or $38.1 million, to $302.9 million in fiscal 2003 from $264.8 million in fiscal 2002. Higher volumes, primarily in Metal Framing due to the Unimast acquisition, contributed $94.2 million. However, the improvement in gross margin was partially offset by an 8%, or $41.9 million, increase in conversion expenses. Furthermore, the net impact of higher material costs in excess of higher average selling prices reduced gross margin by $14.2 million. Together, these factors decreased gross margin as a percentage of net sales to 13.6% in fiscal 2003 from 15.2% in fiscal 2002.

          Selling, general and administrative (“SG&A”) costs decreased as a percentage of net sales to 8.2% in fiscal 2003 from 9.5% in fiscal 2002. In total, SG&A expenses increased 10%, or $16.8 million, to $182.7 million in fiscal 2003 from $165.9 million in fiscal 2002. The main reason for the increase was the $14.7 million in additional SG&A expenses due to the acquisition of Unimast. Most of this increase was attributable to compensation and benefits costs. In addition, the prior year results included the favorable impact of $3.7 million in legal settlements. A $10.2 million decrease in bad debt expense partially offset the overall increase.

          During the second quarter ended November 30, 2002 (the “second quarter”) of fiscal 2003, we recorded a $5.6 million favorable pre-tax adjustment to the original restructuring charge mentioned above. This credit was the result of higher-than-estimated proceeds from the sale of real estate at our former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves, partially offset by estimated charges for the announced closure of three additional facilities. See “Item 8. – Financial Statements and Supplementary Data – Note N – Restructuring Expense” for more information.

          As part of our sale of Buckeye Steel Castings Company (“Buckeye Steel”) in the fiscal year ended May 31, 1999, the acquirer assumed certain workers’ compensation liabilities which arose while our workers’ compensation guarantee was in place. The acquirer agreed to indemnify us against claims made on our guarantee related to the assumed workers’ compensation claims. During the second quarter of fiscal 2003, economic conditions caused Buckeye Steel to cease operations and file for bankruptcy thereby raising the issue of the acquirer’s ability to fulfill its obligations. As a result, we recorded a $5.4 million reserve for the estimated potential liability relating to these workers’ compensation claims.

          Interest expense increased 9%, or $2.1 million, to $24.8 million in fiscal 2003 from $22.7 million in fiscal 2002 due to higher average short-term debt balances, partially offset by lower average interest rates.

          Equity in net income of unconsolidated affiliates increased 30%, or $6.9 million, to $30.0 million in fiscal 2003 from $23.1 million in fiscal 2002. The main reasons for the increase were higher net sales at each unconsolidated affiliate and improved margins at Worthington Armstrong Venture, Worthington Specialty Processing (“WSP”) and TWB Company, LLC (“TWB”). In addition, during fiscal 2003, TWB acquired the ownership interests of Rouge Steel, LTV Steel and Bethlehem Steel, thereby increasing our ownership interest from 33% to 50% and resulting in an increase in equity in net income of unconsolidated affiliates of $0.8 million.

          Our effective tax rate of 36.5% in fiscal 2003 was unchanged from fiscal 2002.

Segment Operations

          Processed Steel Products

          The following table presents a summary of operating results for the fiscal years indicated:

	2003			2002

		% of	%		% of
In millions	Actual	Net Sales	Change	Actual	Net Sales

Net sales
Direct	$1,265.8	94.2%	19%	$1,059.5	93.5%
Toll	77.6	5.8%	6%	73.2	6.5%

Total net sales	1,343.4	100.0%	19%	1,132.7	100.0%
Cost of goods sold	1,190.4	88.6%	21%	980.6	86.6%

Gross margin	153.0	11.4%	1%	152.1	13.4%
Selling, general and administrative expense	80.7	6.0%	-7%	86.4	7.6%
Restructuring (credit) expense	(8.7)	-0.6%		52.1	4.6%

Operating income	$81.0	6.0%	495%	$13.6	1.2%

Tons shipped
Direct	2,311		13%	2,053
Toll	1,580		-6%	1,674
Material cost
Direct	$883.5	65.8%	34%	$658.8	58.2%

          Operating income increased $67.4 million, to $81.0 million in fiscal 2003 from $13.6 million in fiscal 2002. Most of the improvement was due to the $52.1 million restructuring expense included in the fiscal 2002 results and the $8.7 million restructuring credit recorded in the second quarter of fiscal 2003. In addition, SG&A expense as a percentage of net sales declined to 6.0% in fiscal 2003 from 7.6% in fiscal 2002. This decrease of $5.7 million primarily was due to the reduction of $5.5 million in bad debt expense. However, despite higher net sales, the decline in the spread between selling prices and material costs decreased gross margin as a percentage of net sales to 11.4% in fiscal 2003 from 13.4% in fiscal 2002. Net sales rose 19%, or $210.7 million, to $1,343.4 million in fiscal 2003 from $1,132.7 million in fiscal 2002. Higher direct average selling prices, reflecting the rising cost of steel, increased net sales by $114.3 million. Increased shipments to most markets, particularly the automotive industry, contributed $86.7 million in additional net sales. Additionally, higher toll processing average selling prices increased net sales by $9.7 million. Direct shipments include sales of material with a value-added processing charge, while toll shipments contain only a value-added processing charge on customer-owned material. The net result of the factors mentioned above was an increase in operating income as a percentage of net sales to 6.0% in fiscal 2003 from 1.2% in fiscal 2002.

          Metal Framing

          The following table presents a summary of operating results for the fiscal years indicated:

	2003			2002

		% of	%		% of
In millions	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$539.4	100.0%	76%	$306.0	100.0%
Cost of goods sold	452.4	83.9%	84%	246.5	80.5%

Gross margin	87.0	16.1%	46%	59.5	19.5%
Selling, general and administrative expense	62.9	11.7%	59%	39.5	12.9%
Restructuring expense	1.6	0.2%		0.9	0.3%

Operating income	$22.5	4.2%	18%	$19.1	6.3%

Tons shipped	694		30%	532
Material cost	$315.5	58.5%	105%	$153.8	50.3%

          Operating income increased 18%, or $3.4 million, to $22.5 million in fiscal 2003 from $19.1 million in fiscal 2002 due to higher net sales. The combined impact of increased volumes, attributable to the Unimast acquisition, and higher average selling prices, which were instituted in response to rising raw material costs, resulted in an increase in net sales of 76%, or $233.4 million, to $539.4 million in fiscal 2003 from $306.0 million in fiscal 2002. Excluding Unimast, volumes actually decreased due to a weak commercial construction market. This volume decline, combined with the aforementioned increase in raw material costs, decreased gross margin as a percentage of net sales to 16.1% in fiscal 2003 from 19.5% in fiscal 2002. SG&A costs decreased as a percentage of net sales to 11.7% in fiscal 2003 from 12.9% in fiscal 2002. Overall, SG&A costs increased primarily due to the Unimast acquisition which added $14.7 million, comprised mainly of compensation and benefits expenses. In addition, a $1.6 million restructuring expense was recorded during the second quarter of fiscal 2003. These items partially offset the overall improvement in operating income. The combined impact of the factors discussed above was a decrease in operating income as a percentage of net sales to 4.2% in fiscal 2003 from 6.3% in fiscal 2002.

          Pressure Cylinders

          The following table presents a summary of operating results for the fiscal years indicated:

	2003			2002

		% of	%		% of
In millions	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$321.8	100.0%	10%	$292.8	100.0%
Cost of goods sold	255.4	79.4%	8%	236.9	80.9%

Gross margin	66.4	20.6%	19%	55.9	19.1%
Selling, general and administrative expense	32.7	10.2%	-5%	34.2	11.7%
Restructuring expense	1.4	0.4%		10.7	3.6%

Operating income	$32.3	10.0%	193%	$11.0	3.8%

Units shipped	15,235		7%	14,280
Material cost	$142.0	44.1%	8%	$130.9	44.7%

          Operating income increased 193%, or $21.3 million, to $32.3 million in fiscal 2003 from $11.0 million in fiscal 2002. The improvement primarily was due to higher net sales and the $10.7 million restructuring expense in fiscal 2002, partially offset by the $1.4 million restructuring expense from the second quarter of fiscal 2003. Net sales increased 10%, or $29.0 million, to $321.8 million in fiscal 2003 from $292.8 million in fiscal 2002. Higher European net sales due to increased volumes and the strengthening of the Euro against the U.S. dollar contributed $24.6 million to the increase. Strong domestic demand in fiscal 2003 for LPG cylinders increased net sales by $12.4 million and was driven by new regulations in most states that require overfill prevention devices on certain sizes of LPG cylinders. These regulations also positively impacted net sales upon their inception in the fourth quarter of fiscal 2002. Gross margin as a percentage of net sales increased to 20.6% in fiscal 2003 from 19.1% in fiscal 2002. Together, the previously mentioned factors increased operating income as a percentage of net sales to 10.0% in fiscal 2003 from 3.8% in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

     Consolidated Operations

          The following table presents consolidated operating results for the fiscal years indicated:

	2002			2001

		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$1,745.0	100.0%	-4%	$1,826.1	100.0%
Cost of goods sold	1,480.2	84.8%	-6%	1,581.2	86.6%

Gross margin	264.8	15.2%	8%	244.9	13.4%
Selling, general and administrative expense	165.9	9.5%	-4%	173.2	9.5%
Restructuring expense	64.6	3.7%		6.5	0.4%

Operating income	34.3	2.0%	-47%	65.2	3.5%
Other income (expense):
Miscellaneous expense	(3.3)			(0.9)
Nonrecurring losses	(21.2)			—
Interest expense	(22.7)	-1.3%	-32%	(33.5)	-1.8%
Equity in net income of unconsolidated affiliates	23.1	1.3%	-8%	25.2	1.4%

Earnings before income taxes	10.2	0.6%	-82%	56.0	3.0%
Income tax expense	3.7	0.2%	-82%	20.4	1.1%

Net earnings	$6.5	0.4%	-82%	$35.6	1.9%

Average common shares outstanding - diluted	85.9			85.6

Earnings per share - diluted	$0.08		-82%	$0.42

          Net earnings decreased 82%, or $29.1 million, to $6.5 million in fiscal 2002 from $35.6 million in the year ended May 31, 2001 (“fiscal 2001”). Diluted earnings per share also decreased 82%, or $0.34 per share, to $0.08 per share in fiscal 2002 from $0.42 per share in fiscal 2001. Our fiscal 2002 net earnings were impacted by two charges: a $64.6 million pre-tax restructuring expense and a $21.2 million pre-tax charge related to the impairment of certain assets. The combined after-tax impact of these two charges reduced our net earnings for fiscal 2002 by $54.5 million. Furthermore, fiscal 2001 was impacted by a $6.5 million pre-tax restructuring charge for the partial shutdown of the Malvern, Pennsylvania facility.

          Net sales decreased 4%, or $81.1 million, to $1,745.0 million in fiscal 2002 from $1,826.1 million in fiscal 2001 due to weaker demand within our Processed Steel Products and Pressure Cylinders segments and lower selling prices in Metal Framing and Processed Steel Products.

          Gross margin increased 8%, or $19.9 million, to $264.8 million in fiscal 2002 from $244.9 million in fiscal 2001 to partially offset the fall in net earnings. Much of the increase was due to higher volumes during the fourth quarter, which improved gross margin by $8.1 million. In addition, direct labor and manufacturing expenses declined $15.7 million, including: a $7.5 million reduction in utilities mainly from lower natural gas cost; a $5.2 million decrease in compensation and benefits from headcount reductions; and a $2.8 million decrease in repairs and maintenance expenses. The aforementioned factors resulted in an increase in gross margin as a percentage of net sales to 15.2% in fiscal 2002 from 13.4% in fiscal 2001.

          Even though SG&A expenses decreased 4%, or $7.3 million, to $165.9 million in fiscal 2002 from $173.2 million in fiscal 2001, these costs represented 9.5% of net sales in both years. The dollar reduction was due to numerous factors including: a $5.8 million decrease in professional expenses; a $3.7 million gain related to legal settlements; a $2.5 million decrease in depreciation and amortization due to lower capital spending and the elimination of goodwill amortization; a $1.9 million gain on the sale of an airplane; and a $1.2 million decrease in travel and entertainment expenses. The decline was partially offset by a $6.2 million increase in bad debt expense which, in anticipation of a settlement, included the write-down of a note received from the sale of discontinued operations.

          During the quarter ended February 28, 2002, we recorded a $64.6 million pre-tax restructuring charge as a result of the consolidation plan announced in January 2002. This plan included the reduction of approximately 542 employees, the closing of six of our facilities and the restructuring of two other facilities. The eight facilities impacted by the consolidation plan affected each of our three business segments - Processed Steel Products (4), Metal Framing (1) and Pressure Cylinders (3). In our Processed Steel Products segment, we closed facilities located in Malvern, Pennsylvania, and Jackson, Michigan, and we reduced overhead costs at our facility in Louisville, Kentucky. We converted the Rock Hill, South Carolina, facility into a Metal Framing facility serving both Metal Framing and Processed Steel Products. The Metal Framing facility in Fredericksburg, Virginia, was closed and its operations moved to Rock Hill. In our Pressure Cylinders segment, we discontinued the operations of two partnerships in Itu, Brazil, and we closed a production facility in Claremore, Oklahoma. See “Item 8. – Financial Statements and Supplementary Data – Note N – Restructuring Expense” for more information.

          We also recorded a $6.5 million pre-tax restructuring charge during the quarter ended February 28, 2001, when we closed a portion of our Malvern, Pennsylvania, facility. The result of this partial closure was a reduction in the workforce of 160 employees and the write-down to fair market value of the affected assets. The after-tax impact of this charge reduced our fiscal 2001 net earnings by $4.1 million. This partial closure was completed by December 31, 2001.

          During the quarter ended February 28, 2002, we recorded a $21.2 million pre-tax charge for the impairment of certain preferred stock and subordinated debt that we received as partial payment from four acquirers when we sold the assets of our Custom Products and Cast Products business segments during the fiscal year ended May 31, 1999. As economic conditions deteriorated, each of the issuers encountered difficulty making scheduled payments under the terms of the preferred stock and subordinated debt.

          Equity in net income of unconsolidated affiliates declined 8%, or $2.1 million, to $23.1 million in fiscal 2002 from $25.2 million in fiscal 2001. Lower sales and higher manufacturing expenses at WSP and increased operating expenses at Acerex S.A. de C.V. led to reduced margins for those joint ventures.

          Interest expense decreased in fiscal 2002 by 32%, or $10.8 million, to $22.7 million from $33.5 million in fiscal 2001. This decline was attributable to lower average debt levels (due to increased use of our accounts receivable securitization facility and lower working capital requirements) and lower average short-term interest rates.

          Our effective tax rate of 36.5% in fiscal 2002 was unchanged from fiscal 2001.

          In February 2002, we formed Aegis, a joint venture with MiTek Industries, Inc. (“MiTek”). Aegis combines the manufacturing and distribution capabilities of our Metal Framing segment with the software, engineering and marketing functions of MiTek’s Metal Framing Systems division. We invested $21.0 million plus certain of our assets for a 60% interest in the joint venture and purchased the rollforming assets of MiTek for $1.1 million. We use the equity method to account for the joint venture, as control of the critical business decisions is equally shared with MiTek. Much of the manufacturing is contracted to our Metal Framing segment, which manufactures and sells product to Aegis.

          Effective June 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminated the pooling method of business combinations, and SFAS No. 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets. While there was no impact from adopting SFAS No. 141, the adoption of SFAS No. 142 resulted in the discontinuation of goodwill amortization after fiscal 2001. Amortization expense during fiscal 2001 was $4.2 million. See “Item 8. – Financial Statements and Supplementary Data – Note O – Goodwill” for more information.

     Segment Operations

          Processed Steel Products

          The following table presents a summary of operating results for the fiscal years indicated:

	2002			2001

		% of	%		% of
In millions	Actual	Net Sales	Change	Actual	Net Sales

Net sales
Direct	$1,059.5	93.5%	-5%	$1,113.4	94.0%
Toll	73.2	6.5%	2%	71.5	6.0%

Total net sales	1,132.7	100.0%	-4%	1,184.9	100.0%
Cost of goods sold	980.6	86.6%	-7%	1,057.2	89.2%

Gross margin	152.1	13.4%	19%	127.7	10.8%
Selling, general and administrative expense	86.4	7.6%	-6%	91.9	7.8%
Restructuring expense	52.1	4.6%	705%	6.5	0.5%

Operating income	$13.6	1.2%	-54%	$29.3	2.5%

Tons shipped
Direct	2,053			2,059
Toll	1,674			1,465
Material cost
Direct	$658.8	58.2%	-13%	$761.5	64.3%

          Operating income decreased 54%, or $15.7 million, to $13.6 million in fiscal 2002 from $29.3 million in fiscal 2001. The main reason for the decrease was the $52.1 million fiscal 2002 restructuring expense, which lowered operating income as a percentage of net sales to 1.2% in fiscal 2002 from 2.5% in fiscal 2001. Fiscal 2001 included a $6.5 million restructuring charge. In addition, net sales decreased 4%, or $52.2 million, to $1,132.7 million in fiscal 2002 from $1,184.9 million in fiscal 2001. Stronger demand during the third and fourth quarters of fiscal 2002 was not enough to overcome the weakness in the market early in the year that led to reduced volumes for the year. Furthermore, selling prices declined due to lower raw material costs and a shift from direct to toll processing. Lower volumes and higher bad debt expense further reduced operating income by $5.5 million and $2.4 million, respectively. Despite the decrease in operating income, improvement in the spread between direct selling prices and raw material costs increased gross margin by $12.4 million, partially accounting for the increase in gross margin as a percentage of net sales to 13.4% in fiscal 2002 from 10.8% in fiscal 2001. Additional savings were achieved through the following: a $7.5 million decrease in compensation and benefits expense mainly due to a reduction in the number of employees; a $6.5 million decrease in utilities costs primarily due to lower natural gas expenses; a $2.8 million reduction in professional fees; a $1.7 million gain related to a legal settlement; and a $1.5 million reduction in repairs and maintenance expenses. As a result, SG&A expense improved as a percentage of net sales to 7.6% in fiscal 2002 from 7.8% in fiscal 2001.

          Metal Framing

          The following table presents a summary of operating results for the fiscal years indicated:

	2002			2001

		% of	%		% of
In millions	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$306.0	100.0%	-12%	$346.0	100.0%
Cost of goods sold	246.5	80.5%	-12%	278.9	80.6%

Gross margin	59.5	19.5%	-11%	67.1	19.4%
Selling, general and administrative expense	39.5	12.9%	-9%	43.4	12.6%
Restructuring expense	0.9	0.3%		—	0.0%

Operating income	$19.1	6.3%	-19%	$23.7	6.8%

Tons shipped	532		-11%	600
Material cost	$153.8	50.3%	-18%	$188.0	54.3%

          Operating income decreased 19%, or $4.6 million, to $19.1 million in fiscal 2002 from $23.7 million in fiscal 2001 primarily due to lower net sales. The erosion of sales prices for core building products, combined with the elimination of the stainless product line in December 2000, decreased net sales 12%, or $40.0 million, to $306.0 million in fiscal 2002 from $346.0 million in fiscal 2001. Nevertheless, price increases instituted in the fourth quarter of fiscal 2002 partially restored pricing. The net impact of lower average selling prices and lower raw materials cost was a $14.4 million reduction in gross margin. Furthermore, increased costs related to the new Hawaii and Washington facilities contributed to a $1.8 million increase in manufacturing expenses. However, higher volumes partially offset the decline by $8.6 million, and gross margin as a percentage of net sales improved slightly to 19.5% in fiscal 2002 from 19.4% in fiscal 2001. Despite a $2.7 million decrease in bad debt expense, SG&A expense as a percentage of net sales increased to 12.9% in fiscal 2002 from 12.6% in fiscal 2001 due to higher wage expense. In addition, fiscal 2002 included a $0.9 million restructuring charge. The net result of the factors mentioned above was a decrease in operating income as a percentage of net sales to 6.3% in fiscal 2002 from 6.8% in fiscal 2001.

          Pressure Cylinders

          The following table presents a summary of operating results for the fiscal years indicated:

	2002			2001

		% of	%		% of
In millions	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$292.8	100.0%	1%	$289.1	100.0%
Cost of goods sold	236.9	80.9%	1%	235.6	81.5%

Gross margin	55.9	19.1%	4%	53.5	18.5%
Selling, general and administrative expense	34.2	11.7%	0%	34.2	11.8%
Restructuring expense	10.7	3.6%		—	0.0%

Operating income	$11.0	3.8%	-43%	$19.3	6.7%

Units shipped	14,280		2%	13,959
Material cost	$130.9	44.7%	-7%	$140.8	48.7%

          Operating income decreased 43%, or $8.3 million, to $11.0 million in fiscal 2002 from $19.3 million in fiscal 2001 due to the $10.7 million fiscal 2002 restructuring charge. Consequently, operating income as a percentage of net sales decreased to 3.8% in fiscal 2002 from 6.7% in fiscal 2001. However, net sales increased 1%, or $3.7 million, to $292.8 million in fiscal 2002 from $289.1 million in fiscal 2001. The increase in volumes primarily was due to strong fourth quarter sales of LPG cylinders driven by new regulations in many states requiring overfill prevention devices on certain sizes of LPG cylinders. The result was an improvement in gross margin as a percentage of net sales to 19.1% in fiscal 2002 from 18.5% in fiscal 2001. In addition, reduced utilities expense and lower supplies expense contributed $1.2 million and $1.0 million, respectively, to operating income.

     Liquidity and Capital Resources

          In fiscal 2003, we generated $180.7 million in cash from operating activities, representing a $45.4 million increase from fiscal 2002. The increase primarily was due to higher net earnings and dividends received from unconsolidated joint ventures, partially offset by an increase in net working capital.

          During fiscal 2003, we received $22.1 million in cash distributions from our TWB and WSP unconsolidated joint ventures. The distributions were funded by new credit facilities negotiated by TWB and WSP with various banks. We have no obligation to repay the distributions or the underlying debt. The debt is fully supported by the cash flows and assets of these two unconsolidated joint ventures, and all credit risk resides with the banks that extended the loans.

          Consolidated net working capital of $188.1 million at May 31, 2003, increased $37.1 million from May 31, 2002, primarily due to higher inventory balances. Inventories increased $49.0 million due to higher overall inventory levels driven by the Unimast acquisition, which added $35.4 million to inventory as of the purchase date, and due to higher raw material prices. The impact of the increased inventories was partially offset by lower accounts receivable.

          Our primary investing and financing activities during fiscal 2003 included investing $114.7 million in the Unimast acquisition, disbursing $54.9 million in dividends to shareholders, and spending $25.0 million on capital projects. These transactions were funded by the cash flows from our operations and $27.8 million in proceeds from the sale of assets related to our restructuring efforts. See “Item 8. – Financial Statements and Supplementary Data – Note N – Restructuring Expense” for more information.

          Capital spending during fiscal 2003 included the following: $8.4 million in our Processed Steel Products segment; $10.4 million in our Metal Framing segment including $2.0 million related to the conversion of the Rock Hill, South Carolina, facility into a Metal Framing facility; $3.5 million in our Pressure Cylinders segment; and $2.7 million in Other.

          Our liquidity needs are met by a $235.0 million long-term revolving credit facility (discussed below) and a $190.0 million revolving A/R securitization facility. Pursuant to the terms of the A/R securitization facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. Facility fees of $3.3 million and $4.1 million were incurred during fiscal 2003 and fiscal 2002, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of May 31, 2003, a $140.0 million undivided interest in this pool had been sold, which increased from $100.0 million at May 31, 2002.

          During November 2002, we restructured our revolving credit facilities to increase our long-term credit commitment. We now have a single $235.0 million credit facility, provided by a group of 15 banks, which matures in May 2007. We also have a $20 million short-term uncommitted line of credit available as needed. At May 31, 2003, there were no borrowings outstanding under the revolving credit facility or the uncommitted line of credit.

          At May 31, 2003, our total debt was $292.0 million compared to $295.6 million at the end of fiscal 2002. Our debt to capital ratio improved to 31.5% at May 31, 2003, from 32.8% at the end of fiscal 2002 due to higher net earnings in fiscal 2003 and lower short-term notes payable.

          We expect to continue to assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash flows from operations and unused borrowing capacity should be sufficient to fund expected normal operating costs, dividends, working capital, and capital expenditures for our existing businesses.

     Contractual Cash Obligations and Other Commercial Commitments

          The following table summarizes our contractual cash obligations as of May 31, 2003. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Period

		Less Than	1 - 3	4 - 5	After
In millions	Total	1 Year	Years	Years	5 Years

Long-term debt	$290.9	$1.2	$144.7	$—	$145.0
Capital lease obligations	—	—	—	—	—
Operating leases	55.4	8.9	13.9	10.6	22.0
Unconditional purchase obligations	70.3	4.4	8.8	8.8	48.3
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$416.6	$14.5	$167.4	$19.4	$215.3

          The following table summarizes our other commercial commitments as of May 31, 2003. Certain of these commercial commitments are reflected on our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Commitment Expiration per Period

		Less Than	1 - 3	4 - 5	After
In millions	Total	1 Year	Years	Years	5 Years

Lines of credit	$235.0	$—	$—	$235.0	$—
Standby letters of credit	8.5	8.5	—	—	—
Guarantees	0.4	—	0.4	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$243.9	$8.5	$0.4	$235.0	$—

     Recently Issued Accounting Standards

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a primary beneficiary to consolidate certain variable interest entities (“VIEs”). A primary beneficiary is generally defined as one having the majority of the risks and rewards arising from a VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003, and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We have not created any VIEs since January 31, 2003. For those arrangements entered into prior to January 31, 2003, we are required to adopt FIN 46 provisions during the quarter ending November 30, 2003. We are in the process of evaluating this Interpretation, but we do not expect the adoption of this Interpretation to have a material impact on our financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires issuers to account for certain financial instruments as liabilities that previously could be accounted for as equity and expands related disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

     Environmental

          We believe environmental issues will not have a material effect on capital expenditures, future results of operations or financial position.

     Inflation

          The effects of inflation on our operations were not significant during the periods presented in the consolidated financial statements.

     Critical Accounting Policies

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates, including those related to our allowance for doubtful accounts, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us since these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

          Allowance for Doubtful Accounts Receivable: Our allowance for doubtful accounts is estimated to cover the risk of loss related to our accounts receivable, including the risk associated with our retained interest in the pool of receivables sold through our A/R securitization facility. This allowance is maintained at a level that we consider appropriate based on historical and other factors that affect collectibility. These factors include: historical trends of charge-offs, recoveries and credit losses; credit portfolio quality; and current and projected economic and market conditions. General weakness in the economy over the last few years has led to bankruptcy filings by many of our customers. As we monitor our credit portfolio, we identify customers that have filed or may potentially file for bankruptcy, and we adjust the allowance accordingly. While we believe our allowance for doubtful accounts receivable is adequate, deterioration in economic conditions could adversely impact our future earnings.

          Impairment of Long-Lived Assets: We review the carrying value of our long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be realizable. Accounting standards require an impairment charge to be recognized in the financial statements if the carrying amount exceeds the undiscounted cash flows that asset or group of assets would generate. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

          Annually, we review goodwill for impairment using the present value technique to determine the estimated fair value of goodwill associated with each reporting entity. There are three significant sets of values used to determine the fair value: estimated future discounted cash flows, capitalization rate and tax rates. The estimated future discounted cash flows used in the model are based on planned growth with an assumed perpetual growth rate. The capitalization rate is based on our current cost of debt and equity capital. Tax rates are maintained at current levels.

          Accounting for Derivatives and Other Contracts at Fair Value: We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices and foreign currency rates. These derivatives are based on quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could affect the estimated fair values.

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

          Stock-Based Compensation: The possible treatment of employee stock options and employee stock purchase plan shares as compensation expense and the resulting proper valuation of such charges is currently a controversial issue. If we elected, or were required, to record an expense for our stock-based compensation plans using the fair value method, our results would be affected. For example, in fiscal 2003 and fiscal 2002, had we accounted for stock-based compensation plans using the fair-value method prescribed in SFAS No. 123 as amended by SFAS No. 148, earnings per share would have been reduced by $0.02 per share in each year. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See “Item 8. – Financial Statements and Supplementary Data – Note A – Summary of Significant Accounting Policies – Stock-Based Compensation” and “Item 8. - Financial Statements and Supplementary Data – Note F – Stock-Based Compensation” for a more detailed presentation of accounting for stock-based compensation plans.

          Income Taxes: In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

          The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our financial statements, and some of these policies require the use of estimates and assumptions. See “Item 8. – Financial Statements and Supplementary Data – Note A – Summary of Significant Accounting Policies” for more information.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

          In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain derivative financial and commodity instruments. These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes.

     Interest Rate Risk

          At May 31, 2003, our long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of this debt is sensitive to fluctuations in interest rates. We would not expect that a 1% increase in interest rates would materially impact the fair value of our long-term debt, our results of operations or cash flows absent an election to repurchase or retire all or a portion of the fixed-rate debt at prices above carrying value.

     Foreign Currency Risk

          The translation of our foreign operations from their local currencies to the U.S. dollar subjects us to exposure related to fluctuating exchange rates. We do not use derivative instruments to manage this risk. However, we do make limited use of forward contracts to manage our exposure to certain intercompany loans with our foreign affiliates. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. At May 31, 2003, the difference between the contract and book value was not material to our financial position, results of operations or cash flows. We do not expect that a 10% change in the exchange rate to the U.S. dollar forward rate would materially impact our financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $3.9 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

     Commodity Price Risk

          We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc (see additional information below regarding zinc) and other raw materials and utility requirements. To limit this exposure, we negotiate the best prices for our commodities and competitively price our products and services to reflect the fluctuations in market prices for our commodities.

          We have entered into commodity derivative instruments (cash flow hedges) to hedge certain percentages of our anticipated zinc purchases. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in fiscal 2003. These contracts cover periods commensurate with known or expected exposures through fiscal 2008. At May 31, 2003, the difference between contract and book value of these contracts was not material to our financial position, results of operations or cash flows. A sensitivity analysis of changes in the price of zinc on these contracts indicates that if zinc prices would decline by 10%, the fair value of these contracts would decrease by $2.8 million. Any resulting change in fair value would be recorded as an adjustment to other comprehensive income.

This page intentionally left blank

Item 8. – Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Worthington Industries, Inc.

          We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the two year period ended May 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two year period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/	KPMG LLP

KPMG LLP

Columbus, Ohio
June 17, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Worthington Industries, Inc.

          We have audited the accompanying consolidated statements of earnings, shareholders’ equity, and cash flows of Worthington Industries, Inc. and subsidiaries for the year ended May 31, 2001. Our audit also included the financial statement schedule listed in Item 14(a)(2) and 14(d) as of and for the year ended May 31, 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Worthington Industries, Inc. and subsidiaries for the year ended May 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST &YOUNG LLP

Ernst & Young LLP

Columbus, Ohio
June 15, 2001

CONSOLIDATED BALANCE SHEETS

	May 31,

Dollars in thousands	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,139	$496
Accounts receivable, less allowances of $5,267 and $8,215 at May 31, 2003 and 2002	169,967	197,240
Inventories
Raw materials	116,112	103,763
Work in process	77,975	60,566
Finished products	74,896	55,621

	268,983	219,950
Income taxes receivable	11,304	—
Deferred income taxes	20,783	43,538
Prepaid expenses and other current assets	34,070	29,116

Total current assets	506,246	490,340
Investments in unconsolidated affiliates	81,221	91,759
Goodwill	116,781	75,400
Other assets	30,777	33,219
Property, plant and equipment
Land	22,731	24,933
Buildings and improvements	258,241	259,054
Machinery and equipment	937,116	921,600
Construction in progress	3,061	19,821

	1,221,149	1,225,408
Less accumulated depreciation	478,105	458,812

	743,044	766,596

Total assets	$1,478,069	$1,457,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,987	$233,181
Notes payable	1,145	5,281
Accrued compensation, contributions to employee benefit plans and related taxes	40,438	37,202
Dividends payable	13,752	13,683
Other accrued items	38,655	45,428
Income taxes	—	3,494
Current maturities of long-term debt	1,194	1,082

Total current liabilities	318,171	339,351
Other liabilities	50,039	32,514
Long-term debt	289,689	289,250
Deferred income taxes	143,444	148,726
Contingent liabilities and commitments - Note G	—	—
Minority interest	40,432	41,217
Shareholders’ equity:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2003 - 85,948,636 shares, 2002 - 85,512,225 shares	—	—
Additional paid-in capital	121,390	111,484
Cumulative other comprehensive loss, net of taxes of $1,004 and $1,641 at May 31, 2003 and 2002	(5,168)	(5,055)
Retained earnings	520,072	499,827

	636,294	606,256

Total liabilities and shareholders’ equity	$1,478,069	$1,457,314

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended May 31,

In thousands, except per share	2003	2002	2001

Net sales	$2,219,891	$1,744,961	$1,826,100
Cost of goods sold	1,916,990	1,480,184	1,581,178

Gross margin	302,901	264,777	244,922
Selling, general and administrative expense	182,692	165,885	173,264
Restructuring (credit) expense	(5,622)	64,575	6,474

Operating income	125,831	34,317	65,184
Other income (expense):
Miscellaneous expense	(7,240)	(3,224)	(928)
Nonrecurring losses	(5,400)	(21,223)	—
Interest expense	(24,766)	(22,740)	(33,449)
Equity in net income of unconsolidated affiliates	29,973	23,110	25,201

Earnings before income taxes	118,398	10,240	56,008
Income tax expense	43,215	3,738	20,443

Net earnings	$75,183	$6,502	$35,565

Average common shares outstanding - basic	85,785	85,408	85,590

Earnings per share - basic	$0.88	$0.08	$0.42

Average common shares outstanding - diluted	86,537	85,929	85,623

Earnings per share - diluted	$0.87	$0.08	$0.42

Cash dividends declared per share	$0.64	$0.64	$0.64

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Years Ended May 31
				Cumulative
				Other
	Common Stock		Additional	Comprehensive
			Paid- in	Loss, Net of	Retained
Dollars in thousands, except per share	Shares	Amount	Capital	Tax	Earnings	Total

Balance at June 1, 2000	85,754,525	$—	$109,776	$(5,806)	$569,384	$673,354
Comprehensive income:
Net income	—	—	—	—	35,565	35,565
Unrealized gain on investment	—	—	—	1	—	1
Foreign currency translation	—	—	—	(2,219)	—	(2,219)

Total comprehensive income						33,347

Purchase and retirement of common shares	(379,100)	—	(485)	—	(2,184)	(2,669)
Cash dividends declared ($0.64 per share)	—	—	—	—	(54,762)	(54,762)
Other	—	—	394	—	1	395

Balance at May 31, 2001	85,375,425	—	109,685	(8,024)	548,004	649,665
Comprehensive income:
Net income	—	—	—	—	6,502	6,502
Unrealized loss on investment	—	—	—	(45)	—	(45)
Foreign currency translation	—	—	—	3,967	—	3,967
Minimum pension liability	—	—	—	(32)	—	(32)
Cash flow hedges	—	—	—	(921)	—	(921)

Total comprehensive income						9,471

Common shares issued	136,800	—	1,799	—	—	1,799
Cash dividends declared ($0.64 per share)	—	—		—	(54,677)	(54,677)
Other	—	—	—	—	(2)	(2)

Balance at May 31, 2002	85,512,225	—	111,484	(5,055)	499,827	606,256
Comprehensive income:
Net income	—	—	—	—	75,183	75,183
Unrealized loss on investment	—	—	—	(115)	—	(115)
Foreign currency translation	—	—	—	2,909	—	2,909
Minimum pension liability	—	—	—	(3,400)	—	(3,400)
Cash flow hedges	—	—	—	493	—	493

Total comprehensive income						75,070

Common shares issued	436,411	—	5,964	—	—	5,964
Cash dividends declared ($0.64 per share)	—	—	—	—	(54,938)	(54,938)
Gain on TWB minority interest acquisition	—	—	3,942	—	—	3,942

Balance at May 31, 2003	85,948,636	$—	$121,390	$(5,168)	$520,072	$636,294

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,

Dollars in thousands	2003	2002	2001

Operating activities:
Net earnings	$75,183	$6,502	$35,565
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	69,419	68,887	70,582
Restructuring (credit) expense	(5,622)	64,575	6,474
Provision for deferred income taxes	16,411	(16,721)	9,077
Nonrecurring losses	5,400	21,223	—
Net of dividends received and equity in net income of unconsolidated affiliates	11,134	(8,929)	(10,119)
Minority interest in net income (loss) of consolidated subsidiaries	4,283	(332)	1,464
Net loss on sale of assets	1,227	1,002	84
Changes in assets and liabilities:
Accounts receivable	60,012	(32,276)	132,497
Inventories	(13,675)	7,556	63,886
Prepaid expenses and other current assets	(1,815)	(6,521)	4,314
Other assets	(1,886)	1,171	(449)
Accounts payable and accrued expenses	(49,507)	24,946	14,804
Other liabilities	10,157	4,174	(6,725)

Net cash provided by operating activities	180,721	135,257	321,454
Investing activities:
Investment in property, plant and equipment, net	(24,970)	(39,100)	(62,900)
Acquisitions, net of cash acquired	(114,703)	—	(2,043)
Investment in unconsolidated affiliate	—	(21,000)	—
Proceeds from sale of assets	27,814	10,459	1,030

Net cash used by investing activities	(111,859)	(49,641)	(63,913)
Financing activities:
Payments on short-term borrowings	(7,340)	(8,513)	(146,401)
Proceeds from long-term debt	735	—	2,064
Principal payments on long-term debt	(6,883)	(20,872)	(50,643)
Proceeds from issuance of common shares	5,419	1,628	—
Payments to minority interest	(5,281)	(2,902)	(4,677)
Repurchase of common shares	—	—	(3,406)
Dividends paid	(54,869)	(54,655)	(54,822)

Net cash used by financing activities	(68,219)	(85,314)	(257,885)

Increase (decrease) in cash and cash equivalents	643	302	(344)
Cash and cash equivalents at beginning of year	496	194	538

Cash and cash equivalents at end of year	$1,139	$496	$194

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Summary of Significant Accounting Policies

     Consolidation: The consolidated financial statements include the accounts of Worthington Industries, Inc. and subsidiaries (the “Company”). Spartan Steel Coating, LLC (owned 52%), Worthington S.A. (owned 52%), Worthington Tank, Ltda. (owned 65%), and Worthington Gastec, a.s. (owned 51%) are fully consolidated with the equity owned by the respective partners shown as minority interest on the balance sheet and their portion of net income or loss included in miscellaneous income or expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. Certain reclassifications were made to prior year amounts to conform to the 2003 presentation.

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

     Inventories: Inventories are valued at the lower of cost or market. With the exception of steel coil inventories, which are accounted for using the specific identification method, cost is determined using the first-in, first-out method or standard costing which approximates the first-in, first-out method for all inventories.

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

     Fair Value of Financial Instruments: The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, other assets, and payables approximate fair values. The fair value of long-term debt based upon quoted market prices was $327,814,000 and $280,573,000 at May 31, 2003 and 2002, respectively.

     Risks and Uncertainties: As of May 31, 2003, the Company, including unconsolidated affiliates, operated 60 production facilities in 23 states and 10 countries. The Company’s largest markets are the automotive and automotive supply markets, which comprise approximately one-third of the Company’s sales. Foreign operations and exports represent less than 10% of the Company’s production, net sales and net assets. Approximately 12% of the Company’s consolidated labor force is covered by collective bargaining agreements. All significant labor contracts expire over one year from May 31, 2003. The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company’s consolidated financial position, cash flows or future results of operations.

     Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Depreciation expense was $67,828,000 for the fiscal year ended May 31, 2003 (“fiscal 2003”), $68,734,000 for the fiscal year ended May 31, 2002 (“fiscal 2002”), and $66,386,000 for the fiscal year ended May 31, 2001 (“fiscal 2001”). Accelerated depreciation methods are used for income tax purposes.

     Capitalized Interest: The Company capitalizes interest in connection with the construction of qualified assets. Under this policy, the Company capitalized interest of $48,000 in fiscal 2003, $358,000 in fiscal 2002 and $1,905,000 in fiscal 2001.

     Stock-Based Compensation: At May 31, 2003, the Company had stock option plans for employees and non-employee directors which are described more fully in “Note F – Stock-Based Compensation.” The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying stock on the date of the grant. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994, under the fair value method prescribed by that Statement. The weighted average fair value of stock options granted in fiscal 2003, fiscal 2002 and fiscal 2001 was $2.71, $2.89 and $2.27, respectively, based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Assumptions used:
Dividend yield	4.01%	4.55%	6.38%
Expected volatility	25.00%	23.00%	23.00%
Risk-free interest rate	2.63%	4.38%	3.61%
Expected lives (years)	6.5	5.0	5.0

     The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for the stock option plans under the fair value method of accounting for the years ended May 31:

In thousands, except per share	2003	2002	2001

Net earnings, as reported	$75,183	$6,502	$35,565
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	1,475	1,430	1,366

Pro forma net earnings	$73,708	$5,072	$34,199

Earnings per share:
Basic, as reported	$0.88	$0.08	$0.42
Basic, pro forma	0.86	0.06	0.40
Diluted, as reported	0.87	0.08	0.42
Diluted, pro forma	0.86	0.06	0.40

     Revenue Recognition: The Company recognizes revenue upon shipment of goods if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, the Company defers recognition of revenue until payment is collected. The Company provides for expected returns based on experience and current customer activities.

     Advertising Expense: The Company expenses advertising costs as incurred. Advertising expense was $2,520,000, $2,095,000 and $2,314,000 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

     Environmental Costs: Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and clean-up are charged to expense.

     Statements of Cash Flows: Supplemental cash flow information for the years ended May 31 is as follows:

In thousands	2003	2002	2001

Interest paid	$25,027	$23,485	$34,887
Income taxes paid, net of refunds	37,909	14,371	42,069

     Nonrecurring Losses: As part of the Company’s sale of Buckeye Steel Castings Company (“Buckeye Steel”) in the fiscal year ended May 31, 1999, the acquirer assumed liability for certain workers’ compensation liabilities which arose while the Company’s workers’ compensation guarantee was in place. The acquirer agreed to indemnify the Company against claims made on the guarantee related to the assumed workers’ compensation claims. During the second quarter of fiscal 2003, economic conditions caused Buckeye Steel to cease operations and file for bankruptcy thereby raising the issue of the acquirer’s ability to fulfill its obligations. As a result, the Company recorded a $5,400,000 reserve for the estimated potential liability relating to these workers’ compensation claims.

     During January 2002, the Company recognized a $21,223,000 loss for the impairment of assets received in connection with the fiscal 1999 sale of certain discontinued operations. During fiscal 1999, the Company sold all of the assets of its Custom Products and Cast Products business segments for aggregate proceeds of $194,000,000 in cash and $30,000,000 in preferred stock and subordinated debt issued by four acquirers. As economic conditions deteriorated, each of the issuers encountered difficulty making scheduled payments under the terms of the preferred stock and subordinated debt.

     Income Taxes: In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

     Recently Issued Accounting Standards: In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a primary beneficiary to consolidate certain variable interest entities (“VIEs”). A primary beneficiary is generally defined as one having the majority of the risks and rewards arising from a VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003, and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has not created any VIEs since January 31, 2003. For those arrangements entered into prior to January 31, 2003, the Company is required to adopt FIN 46 provisions during the quarter ending November 30, 2003. The Company is in the process of evaluating FIN 46, but management does not expect the adoption of FIN 46 to have a material impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires issuers to account for certain financial instruments as liabilities that previously could be accounted for as equity and expands related disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

NOTE B – Shareholders’ Equity

          Preferred Shares: The Company’s Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The board of directors is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation, and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

          Comprehensive Income: The components of other comprehensive income (loss) and related tax effects for the years ended May 31 were as follows:

In thousands	2003	2002	2001

Other comprehensive income (loss):
Unrealized gain (loss) on investment	$(115)	$(45)	$1
Foreign currency translation, net of tax of $(2,214), $(2,136) and $1,195 in 2003, 2002 and 2001	2,909	3,967	(2,219)
Minimum pension liability, net of tax of $1,463 and $0 in 2003 and 2002	(3,400)	(32)	—
Cash flow hedges, net of tax of $(253) and $495 in 2003 and 2002	493	(921)	—

Other comprehensive income (loss)	$(113)	$2,969	$(2,218)

          The components of cumulative other comprehensive loss, net of tax, at May 31 were as follows:

In thousands	2003	2002

Unrealized gain (loss) on investment	$(106)	$9
Foreign currency translation	(1,202)	(4,111)
Minimum pension liability	(3,432)	(32)
Cash flow hedges	(428)	(921)

Cumulative other comprehensive loss	$(5,168)	$(5,055)

NOTE C – Debt

          Debt at May 31 is summarized as follows:

In thousands	2003	2002

Short-term notes payable	$1,145	$5,281
7.125% senior notes due May 15, 2006	142,409	142,409
6.700% senior notes due December 1, 2009	145,000	145,000
Other	3,474	2,923

Total debt	292,028	295,613
Less current maturities and short-term notes payable	2,339	6,363

Total long-term debt	$289,689	$289,250

          Short-term notes payable represent notes payable to banks. Bank notes with Brazilian banks were $0 and $2,909,000 at May 31, 2003 and 2002, respectively, with a weighted average interest rate of 21.98% at May 31, 2002. The weighted average interest rate for all other bank notes was 3.73% and 4.78% at May 31, 2003 and 2002, respectively. During November 2002, the Company restructured its revolving credit facilities to increase its long-term credit commitment. The Company now has a single $235,000,000 credit facility, provided by a group of 15 banks, which matures in May 2007. The Company pays commitment fees on the unused credit amount under the facility. Interest rates on borrowings under the facility and related fees are determined by the Company’s senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. There was no outstanding balance under the facility at May 31, 2003. The covenants in the facility include, among others, maintenance of a debt-to-total capitalization ratio of not more than 55% and maintenance of a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio of not more than 3.50 times through August 2003, declining periodically thereafter to 3.00 times in May 2005. The Company was in compliance with all covenants under the facility at May 31, 2003.

          At May 31, 2003, the Company’s “Other” debt represented debt from foreign operations with a weighted average interest rate of 0.41%. At May 31, 2003, the Company was not a party to any interest rate swap agreements or other interest rate derivatives.

          Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows (in thousands):

2004	$1,194
2005	1,194
2006	143,495
2007	—
2008	—
Thereafter	145,000

Total	$290,883

NOTE D – Income Taxes

          Earnings before income taxes for the years ended May 31 include the following components:

In thousands	2003	2002	2001

Pre-tax earnings:
United States based operations	$107,948	$13,108	$51,451
Non - United States based operations	10,450	(2,868)	4,557

	$118,398	$10,240	$56,008

          Significant components of income tax expense for the years ended May 31 were as follows:

In thousands	2003	2002	2001

Current:
Federal	$20,391	$19,142	$6,740
State and local	1,060	2,051	1,126
Foreign	5,353	(734)	3,500
Deferred:
Federal	16,963	(14,570)	8,998
State	208	(2,151)	79
Foreign	(760)	—	—

	$43,215	$3,738	$20,443

          Tax benefits related to the exercise of stock options that were credited to additional paid-in capital were $489,000, $384,000 and $0 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Tax benefits (expenses) related to foreign currency translation adjustments that were credited to other comprehensive income were $(2,214,000), $(2,136,000), and $1,195,000 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The tax benefit related to minimum pension liability that was credited to other comprehensive income was $1,463,000 for fiscal 2003. Tax benefits (expenses) related to cash flow hedges that were credited to other comprehensive income were $(253,000) and $495,000 for fiscal 2003 and fiscal 2002, respectively.

          The reconciliation of the differences between the effective income tax rate and the statutory federal income tax rate for the years ended May 31 is as follows:

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.5%	-0.6%	1.4%
Foreign and other	0.0%	2.1%	0.1%

Effective tax rate	36.5%	36.5%	36.5%

          Undistributed earnings of the Company’s foreign subsidiaries at May 31, 2003, are considered to be indefinitely reinvested. Accordingly, the calculation of and provision for deferred taxes are not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the earnings may become taxable.

The components of the Company’s deferred tax assets and liabilities as of May 31 were as follows:

In thousands	2003	2002

Deferred tax assets:
Accounts receivable	$5,022	$8,104
Inventories	3,568	4,671
Accrued expenses	12,870	6,580
Restructuring expense	1,171	18,502
Net operating loss carryforwards	23,237	20,327
Tax credit carryforwards	1,302	—
Other	255	5,253

Total deferred tax assets	47,425	63,437
Valuation allowance for deferred tax assets	(21,225)	(18,829)

Net deferred tax assets	26,200	44,608
Deferred tax liabilities:
Property, plant and equipment	119,023	126,653
Income taxes	9,139	6,609
Undistributed earnings of unconsolidated affiliates	13,171	14,597
Other	7,528	1,937

Total deferred tax liabilities	148,861	149,796

Net deferred tax liability	$122,661	$105,188

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

In thousands	2003	2002

Current assets:
Deferred income taxes	$20,783	$43,538
Noncurrent liabilities:
Deferred income taxes	143,444	148,726

Net deferred tax liabilities	$122,661	$105,188

          At May 31, 2003, the Company had tax benefits for federal net operating loss carryforwards of $785,000 that expire in fiscal 2004 to fiscal 2018. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2003, the Company had tax benefits for state net operating loss carryforwards of $19,596,000 that expire in fiscal 2004 to fiscal 2018 and state credit carryforwards of $1,302,000. At May 31, 2003, the Company had tax benefits for foreign net operating loss carryforwards of $2,857,000 for income tax purposes that expire in fiscal 2005 to fiscal 2009.

          A valuation allowance of $21,225,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards. The valuation allowance includes $785,000 for federal, $17,583,000 for state and $2,857,000 for foreign. The valuation allowance is due to the Company’s determination that it is more likely than not that there will not be sufficient taxable income in future years to utilize all of the net operating loss carryforwards.

NOTE E – Employee Pension Plans

          The Company provides pension benefits to employees through defined benefit or deferred profit sharing plans. The defined benefit plans are non-contributory pension plans, which cover certain employees based on age and length of service. Company contributions to these plans comply with ERISA’s minimum funding requirements. The remaining employees are covered by deferred profit sharing plans to which employees may also contribute. Company contributions to the deferred profit sharing plans are determined as a percentage of the Company’s pre-tax income before profit sharing. The Company has four defined benefit plans representing four distinct populations of employees: The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (“Gerstenslager Plan”), Worthington Steel Company — Jackson Union Pension Plan (“Jackson Plan”), Worthington Steel Company Retirement Plan for Hourly Employees (“Malvern Plan”), and NRM Trucking Company Retirement Plan (“NRM Trucking Plan”).

          As part of its consolidation plan announced in fiscal 2002, the Company recognized in the restructuring charge actual and curtailment losses on plan assets of $4,242,000 in fiscal 2002 and $3,135,000 in fiscal 2003. See “Note N – Restructuring Expense” for additional information. The loss primarily resulted from the recognition of prior service costs of terminated employees in the Malvern Plan, the NRM Trucking Plan and the Jackson Plan. During fiscal 2003, the Internal Revenue Service and the Pension Benefit Guaranty Corporation approved The Notice of Intent to Terminate and Freeze the Malvern Plan and the NRM Trucking Plan. The Jackson Plan is also in the process of being terminated. Annuity contracts will be purchased in fiscal 2004 to settle the liabilities under these plans. Upon the termination and settlement of these plans, the Gerstenslager Plan will be the only remaining defined benefit pension plan. During June 2003, the liabilities of the Malvern Plan and the NRM Trucking Plan were settled through an annuity purchase requiring an additional employer contribution of $5,070,000.

          The following table summarizes the components of net periodic pension cost, excluding the amounts recorded as part of the restructuring charge, for the defined benefit and contribution plans for the years ended May 31:

In thousands	2003	2002	2001

Defined benefit plans:
Service cost	$645	$934	$922
Interest cost	1,419	1,333	1,242
Actual loss on plan assets	3,032	287	1,092
Net amortization and deferral	(4,242)	(1,218)	(2,135)

Net pension cost on defined benefit plans	854	1,336	1,121
Defined contribution plans	5,836	6,735	5,676

Total pension cost	$6,690	$8,071	$6,797

          The following actuarial assumptions were used for the Company’s defined benefit pension plans:

	2003	2002	2001

Terminating Plans:
Weighted average discount rate	5.37%	7.00%	7.63%
Weighted average expected long-term rate of return	1.00%	7.75%	7.75%
Continuing Plan:
Discount rate	6.00%	7.00%	7.00%
Expected long-term rate of return	7.00%	9.00%	9.00%

          The following tables provides a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status during fiscal 2003 and fiscal 2002 as of the March 31 measurement date:

In thousands	2003	2002

Change in benefit obligation
Benefit obligation, beginning of year	$19,755	$17,605
Service cost	645	934
Interest cost	1,419	1,333
Amendments	—	—
Curtailment	—	(325)
Actuarial loss	4,882	922
Benefits paid	(1,788)	(714)

Benefit obligation, end of year	$24,913	$19,755

Change in plan assets
Fair value, beginning of year	$19,857	$14,520
Actual loss on plan assets	(3,032)	(287)
Company contributions	—	6,338
Benefits paid	(1,788)	(714)

Fair value, end of year	$15,037	$19,857

Projected benefit obligation in excess of plan assets as of measurement date	$(9,876)	$102
Unrecognized net actuarial loss (gain)	3,814	1,618
Unrecognized prior service cost	1,420	1,709
Unrecognized transition obligation (asset)	—	(11)
Minimum pension liability	(5,600)	—

Prepaid (accrued) benefit cost	$(10,242)	$3,418

Plans with benefit obligations in excess of fair value of plan assets:
Projected benefit obligation	$24,913	$—
Fair value of plan assets	15,037	—

Funded status	$(9,876)	$—

Plan assets consist principally of listed equity securities and fixed income instruments.

NOTE F – Stock-Based Compensation

          Under its employee stock option plans, the Company may grant incentive or non-qualified stock options to purchase common shares at not less than 100% of market value at date of grant and non-qualified stock options at a price determined by the Compensation and Stock Option Committee. The exercise price of all stock options granted is set at 100% of the market price on the date of grant. Generally, stock options vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years thereafter.

          The following table summarizes the stock option plans’ activities for the years ended May 31:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
In thousands, except per share	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	5,417	$13.05	5,839	$13.07	4,336	$14.90
Granted	1,086	15.12	12	11.05	1,851	9.30
Exercised	(355)	11.86	(137)	12.10	—	—
Forfeited	(206)	13.88	(297)	13.90	(348)	15.77

Outstanding, end of year	5,942	13.49	5,417	13.05	5,839	13.07

Exercisable at end of year	3,276	14.30	2,735	14.92	2,005	16.34

     The following table summarizes information for stock options outstanding and exercisable at May 31, 2003:

	Outstanding			Exercisable

Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
In thousands, except per share	Number	Price	Life	Number	Price

Exercise prices between
$9.00 and $13.50	3,678	$11.30	6.7	2,125	$11.83
$14.71 and $21.38	2,264	17.05	5.8	1,151	18.87

          Under APB 25, the Company does not recognize compensation expense related to stock options, as no stock options are granted at a price below the market price on the date of grant. See “Note A – Summary of Significant Accounting Policies – Stock-Based Compensation” for pro forma disclosures required by SFAS No. 148.

NOTE G – Contingent Liabilities and Commitments

          The Company is a defendant in certain legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not significantly affect the Company’s consolidated financial position or future results of operations. The Company believes that environmental issues will not have a material effect on capital expenditures, consolidated financial position or future results of operations.

          To secure access to facilities used to regenerate acid used in certain steel processing locations, the Company has entered into unconditional purchase obligations with a third party which require the Company to deliver certain quantities of acid for processing annually through the year 2019. In addition, the Company is required to pay for freight and utilities used in processing its acid. The aggregate amount of required future payments at May 31, 2003, is as follows (in thousands):

2004	$4,395
2005	4,395
2006	4,395
2007	4,395
2008	4,395
Thereafter	48,350

Total	$70,325

          The Company may not terminate the unconditional purchase obligations without assuming or otherwise repaying certain debt of the supplier, based on the fair market value of the facility. At May 31, 2003, $30,825,000 of such debt was outstanding.

NOTE H – Industry Segment Data

          The Company’s operations include three reportable segments: Processed Steel Products, Metal Framing and Pressure Cylinders. Factors used to identify these segments include the products and services provided by each segment as well as the management reporting structure used by the Company. A discussion of each segment is outlined below.

          Processed Steel Products: This segment consists of two business units, The Worthington Steel Company (“Worthington Steel”) and The Gerstenslager Company (“Gerstenslager”). Both are intermediate processors of flat-rolled steel. This segment’s processing capabilities include pickling, slitting, cold reduction, hot-dipped galvanizing, hydrogen annealing, cutting-to-length, roller leveling, edge rolling, dry lubricating, configured blanking and stamping. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, farm implement, HVAC, container and aerospace markets. Gerstenslager supplies exposed body panels and unexposed components for past model service and current model production primarily to domestic and transplant automotive and heavy-duty truck manufacturers in the United States.

          Metal Framing: This segment consists of one business unit, Dietrich Industries, Inc. (“Dietrich”), which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets in the United States. Dietrich’s customers primarily consist of wholesale distributors and commercial and residential building contractors.

          Pressure Cylinders: This segment consists of one business unit, Worthington Cylinder Corporation (“Worthington Cylinders”). Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) cylinders, refrigerant gas cylinders, high-pressure cylinders and industrial/specialty gas cylinders. The LPG cylinders are used for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts and commercial/residential cooking (outside North America). Refrigerant cylinders are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. Industrial/specialty high-pressure gas cylinders are used as containers for gases for the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer manufacturers and non-refillable cylinders for “Balloon Time®” helium kits.

          The accounting policies of the operating segments are described in “Note A – Summary of Significant Accounting Policies.” The Company evaluates segment performance based on operating income. Inter-segment sales are not material.

          Summarized financial information for the Company’s reportable segments as of, and for, the years ended May 31 is shown in the following table. The “Other” category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.

In thousands	2003	2002	2001

Net sales
Processed Steel Products	$1,343,397	$1,132,697	$1,184,918
Metal Framing	539,358	305,994	345,996
Pressure Cylinders	321,790	292,829	289,076
Other	15,346	13,441	6,110

Total	$2,219,891	$1,744,961	$1,826,100

Operating income
Processed Steel Products	$80,998	$13,610	$29,301
Metal Framing	22,537	19,139	23,747
Pressure Cylinders	32,273	11,020	19,264
Other	(9,977)	(9,452)	(7,128)

Total	$125,831	$34,317	$65,184

Depreciation and amortization
Processed Steel Products	$41,796	$45,278	$46,177
Metal Framing	14,786	9,956	10,568
Pressure Cylinders	8,835	9,812	10,137
Other	4,002	3,841	3,700

Total	$69,419	$68,887	$70,582

Total assets
Processed Steel Products	$806,859	$903,280	$908,090
Metal Framing	392,010	244,286	239,890
Pressure Cylinders	164,833	153,977	178,866
Other	114,367	155,771	149,016

Total	$1,478,069	$1,457,314	$1,475,862

Capital expenditures
Processed Steel Products	$8,382	$17,822	$30,953
Metal Framing	10,398	13,764	15,104
Pressure Cylinders	3,462	4,770	9,823
Other	2,728	2,744	7,020

Total	$24,970	$39,100	$62,900

          Net sales by geographic region for the Company’s reportable segments for the years ended May 31 are shown in the following table.

In thousands	2003	2002	2001

North America
Processed Steel Products	$1,343,397	$1,132,697	$1,184,918
Metal Framing	539,358	305,994	345,996
Pressure Cylinders	230,030	221,756	220,016
Other	15,346	13,441	6,110

Subtotal	2,128,130	1,673,888	1,757,040

South America
Processed Steel Products	—	—	—
Metal Framing	—	—	—
Pressure Cylinders	—	4,600	15,251
Other	—	—	—

Subtotal	—	4,600	15,251

Europe
Processed Steel Products	—	—	—
Metal Framing	—	—	—
Pressure Cylinders	91,760	66,473	53,809
Other	—	—	—

Subtotal	91,760	66,473	53,809

Total	$2,219,891	$1,744,961	$1,826,100

NOTE I – Related Party Transactions

          The Company purchases from and sells to affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2003, fiscal 2002 and fiscal 2001 totaled $12,534,000, $25,321,000 and $36,063,000, respectively. Accounts receivable related to these transactions were $1,697,000 and $681,000 at May 31, 2003 and 2002, respectively. Accounts payable to affiliated companies were $2,168,000 and $31,111,000 at May 31, 2003 and 2002, respectively.

NOTE J – Investments in Unconsolidated Affiliates

          The Company’s investments in affiliated companies, which are not majority-owned or not controlled, are accounted for using the equity method. These equity investments and the percentage interest owned consist of Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Acerex S.A. de C.V. (50%), Worthington Specialty Processing (50%) and Aegis Metal Framing, LLC (60%). During fiscal 2003, TWB Company, LLC acquired the ownership interests of Rouge Steel, LTV Steel and Bethlehem Steel, thereby increasing the Company’s ownership interest from 33% to 50%.

          The Company received dividends from unconsolidated affiliates totaling $41,107,000 and $14,181,000 in fiscal 2003 and fiscal 2002, respectively.

          Financial information for affiliated companies accounted for using the equity method as of, and for, the years ended May 31 was as follows:

In thousands	2003	2002	2001

Current assets	$173,195	$151,655	$125,938
Noncurrent assets	145,446	156,730	124,263
Current liabilities	70,044	66,160	54,772
Noncurrent liabilities	94,239	54,672	66,156
Net sales	484,078	420,222	417,057
Gross margin	96,880	81,913	84,825
Net income	60,816	47,457	51,335

          The Company’s share of undistributed earnings of unconsolidated affiliates was $16,849,000 at May 31, 2003.

NOTE K – Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

In thousands, except per share	2003	2002	2001

Numerator (basic & diluted):
Net earnings – income available to common shareholders	$75,183	$6,502	$35,565
Denominator:
Denominator for basic earnings per share – weighted average shares	85,784,649	85,408,200	85,590,089
Effect of dilutive securities – stock options	752,169	520,541	33,288

Denominator for diluted earnings per share – adjusted weighted average shares	86,536,818	85,928,741	85,623,377

Earnings per share – basic	$0.88	$0.08	$0.42
Earnings per share – diluted	0.87	0.08	0.42

          Stock options covering 2,211,600, 1,298,094 and 4,143,873 common shares for fiscal 2003, fiscal 2002 and fiscal 2001 have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive for those periods.

NOTE L – Operating Leases

          The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $9,377,000 in fiscal 2003, $7,732,000 in fiscal 2002 and $4,969,000 in fiscal 2001. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2003, are as follows (in thousands):

2004	$8,870
2005	8,128
2006	5,827
2007	5,326
2008	5,280
Thereafter	22,016

Total	$55,447

NOTE M – Sale of Accounts Receivable

          On November 30, 2000, the Company and certain of its subsidiaries entered into a $120,000,000 revolving trade receivables securitization facility. In May 2001, this facility was expanded to include other subsidiaries and was increased to $190,000,000. Pursuant to the terms of the facility, these subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, up to $190,000,000 undivided ownership interests in this pool of accounts receivable to independent third parties. The Company retains an undivided interest in this pool and is subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, the Company believes additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. Facility fees of $3,292,000 and $4,082,000 were incurred during fiscal 2003 and fiscal 2002, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. The Company continues to service the accounts receivable. No servicing asset or liability has been recognized, as the Company’s cost to service the accounts receivable is expected to approximate the servicing income.

          As of May 31, 2003, a $140,000,000 undivided interest in this pool of accounts receivable had been sold. The proceeds from the sale were reflected as a reduction of accounts receivable on the consolidated balance sheets and as operating cash flows in the consolidated statements of cash flows. The sale proceeds were used to pay down short-term debt and pay for the acquisition of Unimast Incorporated (“Unimast”). See “Note Q – Acquisition” for more information.

NOTE N – Restructuring Expense

          During the quarter ended February 28, 2002, the Company announced a consolidation plan that affected each of the Company’s business segments and resulted in the closure of six facilities and the restructuring of two others. As a result, the Company recorded a $64,575,000 pre-tax restructuring expense, which included a write-down to estimated fair value of certain property and equipment, severance and employee related costs, and other items. The severance and employee related costs were due to the elimination of approximately 542 administrative, production and other employee positions. As of May 31, 2003, 497 employees had been terminated, 43 others had either retired or left through normal attrition, and the Company had paid severance of $7,071,000. All six of the facilities to be closed have been closed, and their related assets have been transferred, sold or are being marketed. The restructuring of the other two facilities is complete.

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

In thousands
Gain on sale of Malvern assets	$(4,965)
Reductions to other reserves	(3,637)
Charge for three additional facilities	2,980

Total	$(5,622)

          The closure of three additional facilities was announced during the quarter ended November 30, 2002. Two facilities from the Metal Framing segment and one from the Pressure Cylinders segment were affected. The Metal Framing facilities in East Brunswick, New Jersey, and Atlanta, Georgia, were considered redundant following the July 31, 2002, acquisition of Unimast. See “Note Q – Acquisition” for more information. The other facility, located in Citronelle, Alabama, produced acetylene cylinders. The production of these cylinders has been partially transferred to another plant and partially outsourced. The closure of these three facilities resulted in an additional $2,980,000 pre-tax restructuring charge. The restructuring charge included a write-down to estimated fair value of certain equipment, property related costs, severance and employee related costs, and other items. The severance and employee related costs are due to the estimated elimination of 69 administrative, production and other employee positions. As of May 31, 2003, 69 employees had been terminated and severance of $604,000 had been paid. All three were leased facilities. The Citronelle lease has been terminated and the other two are being marketed for sublease. This portion of the consolidation process should be substantially completed during calendar year 2003.

          The progression of the restructuring charge is summarized as follows:

			Charges to Net Earnings
	Balance				Charges	Balance
	May 31,		Adjust-		Against	May 31,
In thousands	2002	Payments	ments	Additions	Assets	2003

Property and equipment	$48,090	$(3,801)	$(9,766)	$1,846	$(31,782)	$4,587
Severance and employee related	10,404	(6,386)	1,835	817	—	6,670
Other	4,244	(258)	(671)	317	(3,632)	—

Total	$62,738	$(10,445)	$(8,602)	$2,980	$(35,414)	$11,257

          Sales that were historically generated by the closed plants are anticipated to transfer to other Company facilities except for the sales from the Itu, Brazil, facility and sales related to the painted and coated products at the Malvern, Pennsylvania, facility. Net sales that will not be transferred were $9,090,000, $42,363,000 and $65,484,000 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The related operating loss for these products was $659,000, $5,314,000 and $14,528,000 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

NOTE O – Goodwill

          The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2001, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. During the six months ended November 30, 2001, the Company performed the required initial impairment tests of goodwill. No impairments were then indicated. The annual impairment test was performed during the fourth quarters of fiscal 2003 and fiscal 2002, and goodwill of $566,000 was written off in fiscal 2002 as a result.

          The impact of the adoption of SFAS No. 142 for the year ended May 31 is summarized as follows:

In thousands, except per share	2001

Net earnings, as reported	$35,565
Add back: goodwill amortization, net of tax	1,581

Adjusted net earnings	$37,146

Earnings per share - basic, as reported	$0.42
Goodwill amortization, net of tax	0.01

Adjusted earnings per share - basic	$0.43

Earnings per share - diluted, as reported	$0.42
Goodwill amortization, net of tax	0.01

Adjusted earnings per share - diluted	$0.43

          Goodwill by segment is summarized as follows at May 31:

In thousands	2003	2002

Processed Steel Products	$—	$—
Metal Framing	95,001	57,752
Pressure Cylinders	21,780	17,648
Other	—	—

	$116,781	$75,400

The change in Metal Framing goodwill relates to the Unimast acquisition. See “Note Q – Acquisition” for additional information. The change in Pressure Cylinders goodwill is due to foreign currency translation adjustments.

Note P – Guarantees and Warranties

          During the quarter ended February 28, 2003, the Company adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires the Company to recognize the fair value of guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. As of May 31, 2003, the Company had not issued or modified any of its guarantee or indemnification arrangements since December 31, 2002. In addition, under previously existing generally accepted accounting principles, the Company continues to monitor its guarantees and indemnifications to identify whether it is probable that a loss has occurred and would recognize any such loss when estimable.

          The Company has established reserves for anticipated sales returns and allowances including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at May 31, 2003 and 2002.

          See “Note A – Summary of Significant Accounting Policies – Nonrecurring Losses” for additional information on the Company’s nonrecurring loss related to guarantees.

Note Q – Acquisition

          On July 31, 2002, the Company acquired all of the outstanding stock of Unimast Incorporated (together with its subsidiaries, “Unimast”) for $114,703,000 in cash (net of cash acquired) plus the assumption of $9,254,000 of debt. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry from ten locations. The acquisition increased capacity for the Company’s existing products, expanded the Company’s product line to include Unimast’s complementary products and introduced new products to the Metal Framing segment, including metal corner bead and trim and vinyl construction accessories. The acquisition was accounted for using the purchase method, with results for Unimast included since the purchase date.

          The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets.

          The purchase price has been allocated as follows:

In thousands
Current assets	$69,612
Goodwill	37,248
Intangibles	6,630
Other assets	299
Property, plant and equipment	36,815

Total assets	150,604

Notes payable	3,204
Other current liabilities	26,647

Total current liabilities	29,851
Long-term debt	6,050

Total liabilities	35,901

Net cash paid	$114,703

          Intangibles include patents and trademarks that are being amortized generally over 10 years.

          The following pro forma data summarizes the results of operations of the Company for fiscal 2003 and fiscal 2002 assuming Unimast had been acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Unimast’s accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense:

In thousands, except per share	2003	2002

Net sales	$2,267,510	$1,983,243
Net earnings	80,203	15,470
Earnings per share - basic	$0.93	$0.18
Earnings per share - diluted	0.93	0.18

          The pro forma information does not purport to be indicative of the results of operations that actually would have been obtained if the acquisition had occurred on the dates indicated or the results of operations that will be reported in the future.

NOTE R – Quarterly Results of Operations (Unaudited)

          The following is a summary of the unaudited quarterly results of operations for the years ended May 31:

	Three Months Ended

In thousands, except per share	August 31	November 30	February 28	May 31

2003
Net sales	$525,464	$567,897	$536,584	$589,946
Gross margin	89,424	80,370	65,483	67,624
Net earnings	27,490	20,747	11,331	15,615
Earnings per share - basic	$0.32	$0.24	$0.13	$0.19
Earnings per share - diluted	0.32	0.24	0.13	0.18
2002
Net sales	$409,558	$410,379	$405,740	$519,284
Gross margin	59,997	61,297	50,851	92,632
Net earnings	14,285	11,323	(45,865)	26,759
Earnings per share - basic	$0.17	$0.13	$(0.54)	$0.31
Earnings per share - diluted	0.17	0.13	(0.53)	0.31

          Results for the quarter ended November 30, 2002, include a pre-tax restructuring credit of $5,622,000 ($0.04 per diluted share, net of tax) and a pre-tax charge related to the estimated potential liability relating to certain workers’ compensation claims of $5,400,000 ($0.04 per diluted share, net of tax). Results for the quarter ended February 28, 2002, include a pre-tax restructuring expense of $64,575,000 ($0.48 per diluted share, net of tax) and a pre-tax charge related to the impairment of certain assets of $21,223,000 ($0.15 per diluted share, net of tax).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

COL. C

COL. A.	COL. B.	Additions		COL. D.	COL. E.

	Balance at		Charged to Other
DESCRIPTION	Beginning of	Charged to Costs	Accounts–	Deductions –	Balance at End of
	Period	and Expenses	Describe	Describe	Period

Year Ended May 31, 2003:
Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$8,215,000	$178,000	$627,000	(A)	$3,753,000	(B)	$5,267,000

Year Ended May 31, 2002:
Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$9,166,000	$10,287,000	$215,000	(A)	$11,453,000	(B)	$8,215,000

Year Ended May 31, 2001:
Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$3,879,000	$5,431,000	$795,000	(A)	$939,000	(B)	$9,166,000

Note A – Miscellaneous amounts.
Note B – Uncollectible accounts charged to the allowance.

Item 9. - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          The information required by this “Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure” relating to the change in the independent auditors for Worthington Industries, Inc. was previously reported in “Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure” of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

          In “Item 5. – Other Events and Regulation FD Disclosure” of the Current Report on Form 8-K filed by the Worthington Industries, Inc. Deferred Profit Sharing Plan on April 25, 2003, as amended by a Current Report on Form 8-K/A filed on May 7, 2003, the change in the independent auditors of the Worthington Industries, Inc. Deferred Profit Sharing Plan was reported.

Item 9A. – Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

          The management of the Registrant, with the participation of the Registrant’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of Worthington’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Registrant and its consolidated Subsidiaries is made known to them, particularly during the period for which periodic reports of the Registrant, including this Annual Report on Form 10-K, are being prepared.

     Changes in Internal Controls

          In addition, there were no significant changes during the Registrant’s fourth fiscal quarter of the period covered by this Annual Report on Form 10-K in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part III

Item 10. - Directors and Executive Officers of the Registrant

          In accordance with General Instruction G(3) of Form 10-K, the information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference to the material under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” contained in the Registrant’s 2003 Proxy Statement for the September 25, 2003, Annual Meeting of Shareholders (the “Proxy Statement”). The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the heading “Supplemental Item. – Executive Officers of the Registrant. The information required by Item 405 of Regulation S-K is incorporated herein by reference to the material under the heading “VOTING SECURITIES AND PRINCIPAL HOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. - Executive Compensation

          In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 is incorporated herein by reference to the information contained in the Proxy Statement under the headings “ELECTION OF DIRECTORS – Compensation of Directors” and “EXECUTIVE COMPENSATION.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the material contained in the Proxy Statement under the heading “VOTING SECURITIES AND PRINCIPAL HOLDERS – Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item 12 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the material contained in the Proxy Statement under the heading “EXECUTIVE COMPENSATION – Executive Compensation Plan Information.”

Item 13. - Certain Relationships and Related Transactions

          In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 13 is incorporated herein by reference to the information for John H. McConnell and John P. McConnell under the heading “VOTING SECURITIES AND PRINCIPAL HOLDERS – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and by reference to the material set forth under the caption “RELATED PARTY TRANSACTIONS” in the Proxy Statement.

PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Independent Auditors’ Report (KPMG LLP)
Independent Auditors’ Report (Ernst & Young LLP)
Consolidated Balance Sheets as of May 31, 2003 and 2002
Consolidated Statements of Earnings for the years ended May 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for the years ended May 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended May 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the information required has been presented in the aforementioned financial statements.

(3)	Listing of Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Form 10-K are filed with this Form 10-K or incorporated by reference as noted in the “Index to Exhibits.” The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	The following reports on Form 8-K were filed with or furnished information to the Securities and Exchange Commission during the fiscal fourth quarter ended May 31, 2003:

On March 19, 2003, Worthington Industries furnished information to the Securities and Exchange Commission on a Current Report on Form 8-K dated March 19, 2003, reporting under “Item 9. – Regulation FD Disclosure”, that on March 19, 2003, Worthington Industries issued a press release announcing results for its fiscal third quarter ended February 28, 2003.

On April 25, 2003, the Worthington Industries, Inc. Deferred Profit Sharing Plan filed with the Securities and Exchange Commission a Current Report on Form 8-K dated April 24, 2003, reporting under “Item 5. – Other Events and Regulation FD Disclosure”, that effective April 21, 2003, the independent auditors of the Worthington Industries, Inc. Deferred Profit Sharing Plan had changed. On May 7, 2003, an amended Current Report on Form 8-K/A dated May 7, 2003, was filed in order to include an updated letter from the former independent auditors confirming its agreement with the disclosures in the first, third and fourth paragraphs of Item 5 on page 2 in the Form 8-K dated April 24, 2003.

On June 18, 2003, Worthington Industries furnished information to the Securities and Exchange Commission on a Current Report on Form 8-K dated June 18, 2003, reporting under “Item 9. – Regulation FD Disclosure”, which information was also deemed provided under “Item 12. – Results of Operations and Financial Condition”, that on June 18, 2003, Worthington Industries issued a press release announcing results for its fiscal fourth quarter of 2003 and for its fiscal year ended May 31, 2003.

(c)	The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this report are filed with this Form 10-K or incorporated by reference as noted in the “Index to Exhibits.”

(d)	The Financial Statement Schedule listed in Item 14(a)(2) is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: August 22, 2003	By:	/s/ John P. McConnell
John P. McConnell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell	August 22, 2003	Director, Chairman and
Chief Executive Officer
John P. McConnell

*	*	Director, President and
Chief Operating Officer
John S. Christie

/s/ John T. Baldwin	August 22, 2003	Vice President and Chief
Financial Officer
John T. Baldwin

/s/ Richard G Welch	August 22, 2003	Controller

Richard G. Welch

*	*	Director

John B. Blystone

*	*	Director

James G. Brocksmith, Jr.

*	*	Director

William S. Dietrich, II

*	*	Director

Michael J. Endres

*	*	Director

Peter Karmanos, Jr.

*	*	Director

John R. Kasich

*	*	Director

Sidney A. Ribeau

*	*	Director

Mary Fackler Schiavo

*By:	/s/ John P. McConnell	Date: August 22, 2003
John P. McConnell
Attorney-In-Fact

This page intentionally left blank

INDEX TO EXHIBITS

Exhibit	Description	Location

3(a)	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with Ohio Secretary of State on October 13, 1998	Incorporated by reference to Exhibit 3(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (File No. 0-4016)

3(b)	Code of Regulations of Worthington Industries, Inc., as amended through September 28, 2000, for SEC reporting compliance purposes only	Incorporated by reference to Exhibit 3(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (File No. 1-8399)

4(a)	Form of Indenture, dated as of May 15, 1996, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee, relating to up to $450,000,000 of debt securities	Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of Worthington Industries, Inc., a Delaware corporation (“Worthington Delaware”), for the fiscal year ended May 31, 1997 (File No. 0-4016)

4(b)	Form of 7-1/8% Note due May 15, 2006	Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1997 (File No. 0-4016)

4(c)	First Supplemental Indenture, dated as of February 27, 1997, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee	Incorporated by reference to Exhibit 4(c) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1997 (File No. 0-4016)

4(d)	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

4(e)	Form of 6.7% Note due December 1, 2009	Incorporated by reference to Exhibit 4(f) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (File No. 0-4016)

4(f)	Second Supplemental Indenture, dated as of December 12, 1997, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee	Incorporated by reference to Exhibit 4(g) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (File No. 0-4016)

Exhibit	Description	Location

4(g)	Third Supplemental Indenture, dated as of October 13, 1998, among Worthington Industries, Inc., a Delaware corporation, Worthington Industries, Inc., an Ohio corporation, and PNC Bank, National Association (formerly known as PNC Bank, Ohio, National Association)	Incorporated by reference to Exhibit 4(h) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (File No. 0-4016)

4(h)	Fourth Supplemental Indenture, dated as of May 10, 2002, among Worthington Industries, Inc. and J.P. Morgan Trust Company, National Association, as successor trustee to Chase Manhattan Trust Company, National Association (successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association)	Incorporated by reference to Exhibit 4(h) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

4(j)(i)	$155,000,000 Five-Year Revolving Credit Agreement, dated as of May 10, 2002, among Worthington Industries, Inc., the Lenders from time to time party thereto, PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent, and First Union Securities, Inc. and PNC Capital Markets, Inc., as Co-Syndication Agents and Co-Lead Arrangers	Incorporated by reference to Exhibit 4(j)(i) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

4(j)(ii)	Form of Revolving Note issued by Worthington Industries, Inc. to the various Lenders from time to time party to that certain $155,000,000 Five-Year Revolving Credit Agreement, dated as of May 10, 2002	Incorporated by reference to Exhibit 4(j)(ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

4(j)(iii)	Swingline Note, dated May 10, 2002 issued by Worthington Industries, Inc. to PNC Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender under that certain $155,000,000 Five-Year Revolving Credit Agreement, dated as of May 10, 2002	Incorporated by reference to Exhibit 4(j)(iii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

Exhibit	Description	Location

4(j)(iv)	Amendment to Five-Year Revolving Credit Agreement, dated as of August, 30, 2002, by and among Worthington Industries, Inc., as borrower, the banks and other financial institutions from time to time party to the Credit Agreement (defined therein) and PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent	Incorporated by reference to Exhibit 4(j)(iv) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002 (File No. 1-8399)

4(j)(v)	Second Amendment, dated as of November 22, 2002, to the Five-Year Revolving Credit Agreement, dated as of May 10, 2002, among Worthington Industries, Inc., the Lenders and PNC Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender	Incorporated by reference to Exhibit 4(j)(v) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002 (File No. 1-8399)

4(k)	Pledge Agreement, dated as of May 10, 2002, by Worthington Industries, Inc. in favor of Wells Fargo Bank Minnesota, National Association, as Collateral Agent for the Secured Parties as defined in the Trust Agreement referred to herein (See Exhibit 4(l) below)	Incorporated by reference to Exhibit 4(k) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

4(l)	Trust Agreement, dated as of May 10, 2002, among Worthington Industries, Inc., J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Trust Company, N.A.), as Public Debt Trustee, Wells Fargo Bank Minnesota, National Association, as Collateral Agent, PNC Bank, National Association, as Administrative Agent, and Wells Fargo Bank Minnesota, National Association, as Trustee	Incorporated by reference to Exhibit 4(l) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

Exhibit	Description	Location

10(a)	Worthington Industries, Inc. 1990 Stock Option Plan, as Amended*	Incorporated by reference to Exhibit 10(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (File No. 0-4016)

10(b)	Worthington Industries, Inc. Executive Deferred Compensation Plan, as Amended and Restated effective June 1, 2000*	Incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (File No. 1-8399)

10(c)	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated by reference to Exhibit 10(d) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (File No. 1-8399)

10(d)	Worthington Industries, Inc. 1997 Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10(e) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (File No. 0-4016)

10(e)	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan*	Incorporated by reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (File No. 1-8399)

10(f)	Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors*	Incorporated by reference to Exhibit 10(g) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (File No. 1-8399)

10(g)(i)	Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated by reference to exhibit 10(h)(i) of the registrant’s annual report on form 10-K for the fiscal year ended May 31, 2001 (File no. 1-8399)

10(g)(ii)	Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, Worthington Industries, Inc., members of various purchaser groups from time to time party thereto and PNC Bank, National Association	Incorporated by reference to exhibit 10(h)(ii) of the registrant’s annual report on form 10-K for the fiscal year ended May 31, 2001 (file no. 1-8399)

10(g)(iii)	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated by reference to exhibit 10(h)(iii) of the registrant’s annual report on form 10-K for the fiscal year ended May 31, 2001 (file no. 1-8399)

Exhibit	Description	Location

10(g)(iv)	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated by reference to exhibit 10(h)(iv) of the registrant’s annual report on form 10-K for the fiscal year ended May 31, 2001 (File no. 1-8399)

10(g)(v)	Assumption and Transfer Agreement, dated as of October 25, 2001, among Worthington Receivables Corporation, Fifth Third Bank, as a purchaser, a related committed purchaser, and an agent, Market Street Funding Corporation, as a purchaser, and PNC Bank, National Association, as agent for Market Street and as administrator	Incorporated by reference to exhibit 10(g)(v) of the registrant’s annual report on form 10-K for the fiscal year ended May 31, 2002 (File no. 1-8399)

10(g)(vi)	Assumption and Transfer Agreement, dated as of April 24, 2002, among Worthington Receivables Corporation, Liberty Street Funding Corp., as a purchaser and a related committed purchaser, The Bank of Nova Scotia, as Agent for Liberty Street Purchasers, Market Street Funding Corporation, as a purchaser and PNC Bank, National Association, as agent for Market Street and as administrator	Incorporated by reference to exhibit 10(g)(vi) of the registrant’s annual report on form 10-K for the fiscal year ended May 31, 2002 (File no. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23(a)	Consent of Ernst & Young LLP	Filed herewith

23(b)	Consent of KPMG LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certifications	Filed herewith

*Management Compensation Plan