Form 10-Q
period 2003-08-31
WORTHINGTON INDUSTRIES INC
filed 2003-10-09
CIK 108516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           _________________ to _________________

Commission File Number 1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1189815

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1205 Dearborn Drive, Columbus, Ohio	43085

(Address of principal executive offices)	(Zip Code)

(614) 438-3210

Registrant’s telephone number, including area code

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

As of September 30, 2003, 86,099,465 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

     Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “Part I – Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can often be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, “intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

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

Any forward-looking statements in this Form 10-Q are based on current information as of the date of this Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by law.

ii

PART I. FINANCIAL INFORMATION

Item 1. — Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2003	2003

In thousands	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$598	$1,139

Accounts receivable, net	172,934	169,967

Inventories

Raw materials	118,140	116,112

Work in process	68,297	77,975

Finished products	69,780	74,896

	256,217	268,983

Income taxes receivable	—	11,304

Deferred income taxes	20,714	20,783

Prepaid expenses and other current assets	32,678	34,070

Total current assets	483,141	506,246

Investments in unconsolidated affiliates	83,256	81,221

Goodwill	115,433	116,781

Other assets	30,591	30,777

Property, plant and equipment	1,220,188	1,221,149

Less accumulated depreciation	491,386	478,105

	728,802	743,044

Total assets	$1,441,223	$1,478,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$207,963	$222,987

Notes payable	68	1,145

Current maturities of long-term debt	1,113	1,194

Other current liabilities	83,996	92,845

Total current liabilities	293,140	318,171

Other liabilities	91,497	90,471

Long-term debt	288,978	289,689

Deferred income taxes	140,251	143,444

Shareholders’ equity	627,357	636,294

Total liabilities and shareholders’ equity	$1,441,223	$1,478,069

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	August 31,

In thousands, except per share	2003	2002

Net sales	$498,035	$525,464

Cost of goods sold	449,052	436,040

Gross margin	48,983	89,424

Selling, general and administrative expense	41,620	47,103

Operating income	7,363	42,321

Other income (expense):

Miscellaneous expense	(389)	(1,341)

Interest expense	(5,591)	(6,103)

Equity in net income of unconsolidated affiliates	7,936	8,415

Earnings before income taxes	9,319	43,292

Income tax expense	3,402	15,802

Net earnings	$5,917	$27,490

Average common shares outstanding — basic	86,007	85,570

Earnings per share — basic	$0.07	$0.32

Average common shares outstanding — diluted	86,517	86,499

Earnings per share — diluted	$0.07	$0.32

Cash dividends declared per share	$0.16	$0.16

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,

In thousands	2003	2002

Operating activities:

Net earnings	$5,917	$27,490

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	16,952	17,510

Other adjustments	(4,485)	9,626

Changes in assets and liabilities	(1,348)	75,785

Net cash provided by operating activities	17,036	130,411

Investing activities:

Investment in property, plant and equipment, net	(5,816)	(6,421)

Acquisitions, net of cash acquired	—	(113,740)

Investment in unconsolidated affiliate	(490)	—

Proceeds from sale of assets	2,880	175

Net cash used by investing activities	(3,426)	(119,986)

Financing activities:

Proceeds from (payments on) short-term borrowings	(1,077)	5,667

Proceeds from long-term debt	—	—

Principal payments on long-term debt	(556)	(241)

Dividends paid	(13,754)	(13,683)

Other	1,236	(209)

Net cash used by financing activities	(14,151)	(8,466)

Increase (decrease) in cash and cash equivalents	(541)	1,959

Cash and cash equivalents at beginning of period	1,139	496

Cash and cash equivalents at end of period	$598	$2,455

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2004 (“fiscal 2004”). For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2003.

NOTE B – Industry Segment Data

     Summarized financial information for the Company’s reportable segments as of, and for, the periods indicated is shown in the following table. The “Other” category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.

	Three Months Ended
	August 31,

In thousands	2003	2002

Net sales

Processed Steel Products	$287,198	$318,921

Metal Framing	141,064	120,838

Pressure Cylinders	66,535	82,136

Other	3,238	3,569

	$498,035	$525,464

Operating income

Processed Steel Products	$8,169	$22,317

Metal Framing	(3,654)	16,364

Pressure Cylinders	3,538	7,194

Other	(690)	(3,554)

	$7,363	$42,321

	August 31,	May 31,

	2003	2003

		(Audited)

Total assets

Processed Steel Products	$814,321	$806,859

Metal Framing	390,485	392,010

Pressure Cylinders	133,491	164,833

Other	102,926	114,367

	$1,441,223	$1,478,069

NOTE C – Comprehensive Income

     The components of other comprehensive income and related tax effects were as follows:

	Three Months Ended
	August 31,

In thousands	2003	2002

Net earnings	5,917	27,490

Foreign currency translation	(3,335)	769

Cash flow hedges	257	126

Other	790	(81)

Total comprehensive income	$3,629	$28,304

NOTE D – Restructuring Expense

     During the quarter ended February 28, 2002, the Company announced a consolidation plan that affected each of the Company’s business segments and resulted in the closure of six facilities and the restructuring of two others. As a result, the Company recorded a $64,575,000 pre-tax restructuring expense, which included a write-down to estimated fair value of certain property and equipment, severance and employee related costs, and other items. The severance and employee related costs were due to the elimination of approximately 542 administrative, production and other employee positions. As of August 31, 2003, 499 employees had been terminated, 43 others had either retired or left through normal attrition, and the Company had paid severance of $7,354,000. All six of the facilities to be closed have been closed, and their related assets have been transferred, sold or are being marketed. The restructuring of the other two facilities is complete.

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

     The closure of three additional facilities was announced during the quarter ended November 30, 2002. Two facilities from the Metal Framing segment and one from the Pressure Cylinders segment were affected. The Metal Framing facilities in East Brunswick, New Jersey, and Atlanta, Georgia, were considered redundant following the July 31, 2002, acquisition of Unimast Incorporated. The other facility, located in Citronelle, Alabama, produced acetylene cylinders. The production of these cylinders was partially transferred to another plant and partially outsourced. The closure of these three facilities resulted in an additional $2,980,000 pre-tax restructuring charge. The restructuring charge included a write-down to estimated fair value of certain equipment, property related costs, severance and employee related costs, and other items. The severance and employee related costs are due to the estimated elimination of 69 administrative, production and other employee positions. As of August 31, 2003, 69 employees had been terminated, and the Company had paid severance of $604,000. All three were leased facilities. The Citronelle, Alabama, and East Brunswick, New Jersey, leases have been terminated, while the Atlanta, Georgia, lease has not yet been terminated. This portion of the consolidation process should be substantially completed during calendar year 2003.

     The progression of the restructuring charge is summarized as follows:

			Charges to Net Earnings
	Balance				Charges	Balance
	May 31,		Adjust-		Against	Aug. 31,
In thousands	2003	Payments	ments	Additions	Assets	2003

Property and equipment	$4,587	$(3,179)	$—	$—	$—	$1,408

Severance and employee related	6,670	(4,832)	—	—	—	1,838

Other	—	—	—	—	—	—

Total	$11,257	$(8,011)	$—	$—	$—	$3,246

     Sales that were historically generated by the closed plants are anticipated to transfer to other Company locations except for the sales from the Itu, Brazil, facility and sales related to the painted and coated products at the Malvern, Pennsylvania, facility. Net sales that will not be transferred were $0 and $5,017,000 for the three months ended August 31, 2003 and 2002, respectively. The related operating loss for these products was $0 and $835,000 for the three months ended August 31, 2003 and 2002, respectively.

NOTE E – Stock-Based Compensation

     At August 31, 2003, the Company had stock option plans for employees and non-employee directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings since all options granted under the plans had an exercise price equal to the market value of the underlying stock on the grant date. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company is required to determine this information as if it accounted for stock options granted after December 31, 1994, using the fair value method prescribed by SFAS No. 123.

     The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for stock option plans using the fair value method for the periods indicated:

	Three Months Ended
	August 31,

In thousands, except per share	2003	2002

Net earnings, as reported	$5,917	$27,490

Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	380	369

Pro forma net earnings	$5,537	$27,121

Earnings per share:

Basic, as reported	$0.07	$0.32

Basic, pro forma	0.06	0.32

Diluted, as reported	0.07	0.32

Diluted, pro forma	0.06	0.32

NOTE F – Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires issuers to account for certain financial instruments as liabilities that previously could be accounted for as equity and expands related disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q.

Overview

     Worthington Industries, Inc., through its subsidiaries (together, “Worthington”), is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of August 31, 2003, we operated 45 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in eight joint ventures, which as of August 31, 2003, operated 17 facilities worldwide. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2003, includes additional information about our company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

First Quarter — Fiscal 2004 Compared to Fiscal 2003

     Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,

	2003			2002

		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$498.0	100.0%	-5%	$525.5	100.0%

Cost of goods sold	449.0	90.2%	3%	436.1	83.0%

Gross margin	49.0	9.8%	-45%	89.4	17.0%

Selling, general & administrative expense	41.6	8.3%	-12%	47.1	9.0%

Operating income	7.4	1.5%	-83%	42.3	8.0%

Other income (expense):

Miscellaneous expense	(0.4)			(1.3)

Interest expense	(5.6)	-1.1%	-8%	(6.1)	-1.2%

Equity in net income of unconsolidated affiliates	7.9	1.6%	-6%	8.4	1.6%

Earnings before taxes	9.3	1.9%	-78%	43.3	8.2%

Income taxes	3.4	0.7%	-78%	15.8	3.0%

Net earnings	$5.9	1.2%	-78%	$27.5	5.2%

Average common shares outstanding — diluted	86.5			86.5

Earnings per share — diluted	$0.07		-78%	$0.32

     Net sales decreased 5%, or $27.5 million, to $498.0 million for the quarter ended August 31, 2003 (the “first quarter”), of the fiscal year ending May 31, 2004 (“fiscal 2004”), from $525.5 million for the comparable quarter of the fiscal year ended May 31, 2003 (“fiscal 2003”). Lower volumes in Processed Steel Products and Pressure Cylinders, and reduced average selling prices in Metal Framing, drove the decline. Higher Metal Framing volumes due to the prior year acquisition of Unimast Incorporated (together with its subsidiaries, “Unimast”) partially offset the overall decrease.

     Gross margin declined 45%, or $40.4 million, to $49.0 million for the first quarter of fiscal 2004 from $89.4 million for the comparable quarter of fiscal 2003. The reduced spread between average selling prices and material costs, particularly in Metal Framing, decreased gross margin by $43.8 million. However, a 5% decrease in conversion expenses partially offset the drop in gross margin by $7.1 million, including lower variable expenses such as compensation, which was down 9%, or $3.4 million, and freight, which was down 13%, or $2.6 million. The net impact of these factors was a decrease in gross margin to 9.8% of net sales for the first quarter of fiscal 2004 from 17.0% of net sales for the comparable quarter of fiscal 2003.

     Selling, general and administrative (“SG&A”) expense decreased to 8.3% of net sales for the first quarter of fiscal 2004 from 9.0% of net sales for the comparable quarter of fiscal 2003. In total, SG&A expense decreased 12%, or $5.5 million, to $41.6 million for the first quarter of fiscal 2004 from $47.1 million for the comparable quarter of fiscal 2003. Compensation expenses decreased 53%, or $4.5 million, due to lower earnings, which impacted our profit sharing compensation costs.

     Operating income decreased 83%, or $34.9 million, to $7.4 million, or 1.5% of net sales, for the first quarter of fiscal 2004 from $42.3 million, or 8.0% of net sales, for the comparable quarter of fiscal 2003.

     Interest expense decreased 8%, or $0.5 million, to $5.6 million for the first quarter of fiscal 2004 from $6.1 million for the comparable quarter of fiscal 2003 due to fees expensed in fiscal 2003 related to our $235.0 million credit facility.

     Equity in net income of unconsolidated affiliates decreased 6%, or $0.5 million, to $7.9 million for the first quarter of fiscal 2004 from $8.4 million for the comparable quarter of fiscal 2003. Lower net sales and margins at Acerex S.A. de C.V. were partially offset by improved results at Worthington Armstrong Venture.

     Net earnings decreased 78%, or $21.6 million, to $5.9 million for the first quarter of fiscal 2004 from $27.5 million for the comparable quarter of fiscal 2003. Diluted earnings per share decreased $0.25 per share to $0.07 per share for the first quarter of fiscal 2004 from $0.32 per share for the comparable quarter of fiscal 2003.

     Our effective income tax rate was 36.5% for the first quarter of fiscal 2004 and fiscal 2003.

     On June 27, 2003, Worthington Steel Company (“Worthington Steel”) joined with Bainbridge Steel, LLC (“Bainbridge”), an affiliate of Viking Industries, a qualified minority business enterprise (MBE), to form Viking & Worthington Steel Enterprise, LLC (“VWS”), an unconsolidated joint venture. Worthington Steel contributed $0.49 million for a 49% interest in VWS, and Bainbridge contributed $0.51 million for a 51% interest. On that same date, VWS obtained acquisition financing and purchased substantially all of the steel processing assets of Valley City Steel, LLC, located in Valley City, Ohio, for approximately $5.7 million. Bainbridge will manage the operations of the joint venture, and Worthington Steel will provide assistance in operations, sales and marketing. The parties intend to qualify and operate VWS as an MBE.

     Spartan Steel Coating, LLC (“Spartan”), a 52%-owned consolidated joint venture with Rouge Steel (“Rouge”), operates a cold-rolled, hot-dipped galvanizing facility in Monroe, Michigan. Rouge supplies the majority of the steel to Spartan and markets most of Spartan’s product. Rouge received a going concern opinion from its auditors for the period ending December 31, 2002. A disruption in the supply of steel from or product marketing by Rouge could negatively impact Spartan. However, we are unable to quantify any potential impact.

Segment Operations

     Processed Steel Products.

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended August 31,

	2003			2002

		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales

Direct	$271.9	94.7%	-9%	$298.9	93.7%

Toll	15.3	5.3%	-24%	20.0	6.3%

Total net sales	287.2	100.0%	-10%	318.9	100.0%

Cost of goods sold	260.6	90.7%	-5%	274.5	86.1%

Gross margin	26.6	9.3%	-40%	44.4	13.9%

Selling, general & administrative expense	18.4	6.4%	-17%	22.1	6.9%

Operating income	$8.2	2.9%	-63%	$22.3	7.0%

Tons shipped

Direct	518		-7%	558

Toll	332		-20%	415

Material cost

Direct	$189.0	65.8%	-3%	$194.5	61.0%

     Operating income decreased 63%, or $14.1 million, to $8.2 million, or 2.9% of net sales, for the first quarter of fiscal 2004 from $22.3 million, or 7.0% of net sales, for the comparable quarter of fiscal 2003. The decline was due to a lower spread between average selling prices and material costs combined with lower sales volumes across most industry groups. The decrease in spread and volumes reduced operating income by $10.6 million and $3.5 million, respectively, and contributed to the decline in gross margin to 9.3% of net sales for the first quarter of fiscal 2004 from 13.9% of net sales for the comparable quarter of fiscal 2003. Net sales decreased 10%, or $31.7 million, to $287.2 million for the first quarter of fiscal 2004 from $318.9 million for the comparable quarter of fiscal 2003. The decline in operating expenses was consistent with the drop in volumes. In addition, last year’s plant consolidation contributed to lower operating expenses. Compensation, a major component of operating expenses which is largely tied to profitability, was $5.9 million below the prior year’s first quarter. The combination of these factors helped offset the negative impact on operating income of the decrease in spread and volumes.

     Metal Framing

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended August 31,

	2003			2002

		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$141.1	100.0%	17%	$120.8	100.0%

Cost of goods sold	129.8	92.0%	46%	89.1	73.8%

Gross margin	11.3	8.0%	-64%	31.7	26.2%

Selling, general & administrative expense	15.0	10.6%	-2%	15.3	12.6%

Operating income (loss)	$(3.7)	-2.6%	-122%	$16.4	13.6%

Tons shipped	198		25%	158

Material cost	$93.0	65.9%	54%	$60.3	49.9%

     The operating loss of $3.7 million for the first quarter of fiscal 2004 represented a $20.1 million decline from operating income of $16.4 million, or 13.6% of net sales, for the comparable quarter of fiscal 2003. The main reasons for the decrease were rising material costs and a depressed commercial construction market. Lower average selling prices and higher material costs reduced the spread and thus decreased operating income by $34.2 million. In addition, the acquisition of Unimast contributed to a $6.0 million increase in compensation and benefits expenses. Net sales increased 17%, or $20.3 million, to $141.1 million for the first quarter of fiscal 2004 from $120.8 million for the comparable quarter of fiscal 2003. Higher sales volumes, which were due to the inclusion in the first quarter of fiscal 2004 of a full quarter’s activity related to the Unimast acquisition compared to only one month’s activity in the comparable quarter of fiscal 2003, increased operating income by $14.1 million to partially offset the overall decline. Excluding the impact of Unimast, volumes decreased by approximately 9%. Gross margin declined to 8.0% of net sales for the first quarter of fiscal 2004 from 26.2% of net sales for the comparable quarter of fiscal 2003.

     Pressure Cylinders

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended August 31,

	2003			2002

		% of	%		% of
In millions, except units in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$66.5	100.0%	-19%	$82.1	100.0%

Cost of goods sold	55.6	83.6%	-17%	66.6	81.1%

Gross margin	10.9	16.4%	-30%	15.5	18.9%

Selling, general & administrative expense	7.4	11.1%	-10%	8.3	10.1%

Operating income	$3.5	5.3%	-51%	$7.2	8.8%

Units shipped	3,123		-23%	4,033

Material cost	$29.0	43.6%	-23%	$37.5	45.7%

     Operating income decreased 51%, or $3.7 million, to $3.5 million, or 5.3% of net sales, for the first quarter of fiscal 2004 from $7.2 million, or 8.8% of net sales, for the comparable quarter of fiscal 2003. The decline primarily was due to a $12.8 million decline in liquefied petroleum gas (LPG) cylinder sales volumes in North America as the positive impact of the April 2002 regulations requiring overfill prevention devices on certain LPG cylinders has diminished. This factor reduced operating income by $6.3 million. However, lower conversion expenses of $2.5 million and a shift in product mix to higher margin products partially offset the overall decrease in operating income. Net sales decreased 19%, or $15.6 million, to $66.5 million for the first quarter of fiscal 2004 from $82.1 million for the comparable quarter of fiscal 2003. In addition to the $12.8 million decline in North American LPG sales volumes, European net sales decreased despite partially being offset by the Euro’s strength against the U.S. dollar. Gross margin fell to 16.4% of net sales for the first quarter of fiscal 2004 from 18.9% of net sales for the comparable quarter of fiscal 2003.

Liquidity and Capital Resources

     In the first quarter of fiscal 2004, we generated $17.0 million in cash from operating activities, representing a $113.4 million decrease from the comparable quarter of fiscal 2003. The decline primarily was due to a decrease in net working capital in the prior year, reduced reliance on our accounts receivable securitization (“A/R securitization”) facility, and lower net earnings.

     Consolidated net working capital of $190.0 million at August 31, 2003, increased $1.9 million from May 31, 2003. Decreases in accounts payable and other current liabilities were virtually offset by lower inventories and income tax refunds.

     Our primary investing and financing activities during the first quarter of fiscal 2004 included disbursing $13.8 million in dividends to shareholders and spending $5.8 million on capital projects. These transactions were funded by the cash flows from our operations and $2.9 million in proceeds from the sale of assets related to our restructuring efforts.

     Capital spending during the first quarter of fiscal 2004 included the following: $1.4 million in our Processed Steel Products segment; $2.6 million in our Metal Framing segment; $0.5 million in our Pressure Cylinders segment; and $1.3 million in Other.

     Our liquidity needs primarily are met by a $235.0 million long-term revolving credit facility (discussed below) and a $190.0 million revolving A/R securitization facility. Pursuant to the terms of the A/R securitization facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. Facility fees of $0.6 million and $0.9 million were incurred during the first quarter of fiscal 2004 and fiscal 2003, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of August 31, 2003, a $70.0 million undivided interest in this pool had been sold, which decreased from $140.0 million at May 31, 2003, and from $169.5 million at August 31, 2002.

     We have a $235.0 million credit facility, provided by a group of 15 banks, which matures in May 2007. We also have two short-term uncommitted lines of credit totaling $30 million available as needed. At August 31, 2003, there were no borrowings outstanding under the revolving credit facility or the uncommitted lines of credit.

     At August 31, 2003, our total debt was $290.2 million compared to $292.0 million at the end of fiscal 2003. Our debt to capital ratio of 31.6% at August 31, 2003, was virtually flat compared to the 31.5% ratio at the end of fiscal 2003.

     We expect to continue to assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash flows from operations and unused short-term borrowing capacity should be sufficient to fund expected normal operating costs, dividends, working capital, and capital expenditures for our existing businesses.

Dividend Policy

     Dividends are declared at the discretion of the Board of Directors. Worthington Industries paid quarterly dividends of $0.16 per share during the first quarter of fiscal 2004. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the Board of Directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

     Contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires issuers to account for certain financial instruments as liabilities that previously could be accounted for as equity and expands related disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

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

     Stock-Based Compensation: The possible treatment of employee stock options and employee stock purchase plan shares as compensation expense and the resulting proper valuation of such charges is currently a controversial issue. If we elected, or were required, to record an expense for our stock-based compensation plans using the fair value method, our results would be affected. For example, in fiscal 2003 and fiscal 2002, had we accounted for stock-based compensation plans using the fair value method prescribed in SFAS No. 123 as amended by SFAS No. 148, earnings per share would have been reduced by $0.02 per share in each year. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

     Market risks have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The management of the registrant, with the participation of the registrant’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of Worthington’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the registrant’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of the registrant, including this Quarterly Report on Form 10-K, are being prepared.

Changes in Internal Control over Financial Reporting

     There were no significant changes during the registrant’s first fiscal quarter covered by this Quarterly Report on Form 10-Q in the registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. — Legal Proceedings

     Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on Worthington.

Item 4. — Submission of Matters to a Vote of Security Holders

     The registrant’s Annual Meeting of Shareholders was held on September 25, 2003. In connection with the meeting, proxies were solicited. Following are the voting results on the proposals considered and voted upon:

1.	All nominees for election to the class of directors whose terms expire in 2006 were elected by the following vote:

		Votes	Absentee/
	Votes For	Withheld	Broker Nonvotes

John B. Blystone	73,996,087	3,239,917	N/A

James G. Brocksmith, Jr.	75,351,846	1,884,158	N/A

William S. Dietrich, II	76,179,621	1,056,384	N/A

Sidney A. Ribeau	75,656,905	1,579,099	N/A

Continuing directors whose terms will end in 2004 are John P. McConnell, John R. Kasich and Mary Fackler Schiavo. Continuing directors whose terms will end in 2005 are John S. Christie, Michael J. Endres and Peter Karmanos, Jr.

2.	An amendment to the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors was approved by the following vote: 72,028,595 votes for, 4,358,149 votes against, 849,259 abstentions, N/A broker nonvotes.

3.	The Worthington Industries, Inc. 2003 Stock Option Plan was approved by the following vote: 50,448,795 votes for, 10,254,062 votes against, 938,538 abstentions, 15,594,608 broker nonvotes.

4.	The material terms of the performance goals under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan were reapproved by the following vote: 72,540,523 votes for, 3,810,240 votes against, 885,241 abstentions, N/A broker nonvotes.

5.	The selection of the firm of KPMG LLP as independent auditors of the Company for the fiscal year ending May 31, 2004, was ratified by the following vote: 75,839,717 votes for, 885,698 votes against, 510,588 abstentions, N/A broker nonvotes.

Item 6. — Exhibits and Reports on Form 8-K

Exhibits

10.1	Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (reflects amendments through September 25, 2003)

10.2	Worthington Industries, Inc. 2003 Stock Option Plan (as approved by shareholders on September 25, 2003)

10.3	Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals reapproved by shareholders on September 25, 2003)

3 1.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Reports on Form 8-K

On June 18, 2003, the registrant furnished information to the Securities and Exchange Commission on a current report on Form 8-K dated June 18, 2003, reporting under “Item 9 – Regulation FD Disclosure”, which information was also deemed provided under “Item 12 – Results of Operations and Financial Condition”, that on June 18, 2003, the registrant issued a press release announcing results for its fourth quarter of fiscal 2003 and for its fiscal year ended May 31, 2003.

On August 25, 2003, the registrant filed a current report on Form 8-K dated August 25, 2003, reporting under “Item 5 – Other Events and Regulation FD Disclosure”, that the registrant had issued a press release to announce that John T. Baldwin resigned as Chief Financial Officer of the registrant effective September 8, 2003.

On September 17, 2003, the registrant furnished information to the Securities and Exchange Commission on a current report on Form 8-K dated September 17, 2003, reporting under “Item 12 – Results of Operations and Financial Condition”, that on September 17, 2003, the registrant issued a press release announcing results for its first quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date:	October 9, 2003	By:	/s/	John S. Christie John S. Christie, President, Chief Operating Officer and Acting Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	LOCATION

10.1	Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (reflects amendments through September 25, 2003)	Filed herewith.

10.2	Worthington Industries, Inc. 2003 Stock Option Plan (as approved by shareholders on September 25, 2003)	Filed herewith.

10.3	Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals reapproved by shareholders on September 25, 2003)	Incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K of Worthington Industries, Inc., a Delaware corporation, for the fiscal year ended May 31, 1997 (File No. 0-4016).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Principal Executive Officer)	Filed herewith.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Principal Financial Officer)	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith.

E-1