Form 10-Q
period 2003-11-30
WORTHINGTON INDUSTRIES INC
filed 2004-01-09
CIK 108516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                _______________________  to________________________

Commission File Number 1-8399

WORTHINGTON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1189815

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Old Wilson Bridge Road, Columbus, Ohio	43085

(Address of principal executive offices)	(Zip Code)

(614) 438-3210

Registrant’s telephone number, including area code

1205 Dearborn Drive, Columbus, Ohio 43085

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

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑	NO ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

As of December 31, 2003, 86,421,393 of the registrant’s common shares, without par value, were outstanding.

Safe Harbor Statement	ii
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets –
November 30, 2003, and May 31, 2003	1
Condensed Consolidated Statements of Earnings –
Three and Six Months Ended November 30, 2003 and 2002	2
Condensed Consolidated Statements of Cash Flows –
Six Months Ended November 30, 2003 and 2002	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21
Index to Exhibits	22

i

SAFE HARBOR STATEMENT

     Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can often be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, “intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

•	future sales, operating results and earnings per share;

•	projected capacity and working capital needs;

•	pricing trends for raw materials and finished goods;

•	anticipated capital expenditures;

•	projected timing, results, costs, charges and expenditures related to facility shutdowns and consolidations;

•	new products and markets; and

•	other non-historical trends.

     Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing, changes in product mix and market acceptance of products;

•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by our operations;

•	effects of facility closures and the consolidation of operations and our ability to realize expected cost savings and operational efficiencies on a timely basis;

•	our ability to integrate newly acquired businesses with current businesses;

•	capacity levels and efficiencies within our facilities and within the industry as a whole;

•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;

•	the effect of national, regional and worldwide economic conditions generally and within our major product markets, including a prolonged or substantial economic downturn;

•	the effect of adverse weather on facility and shipping operations;

•	changes in customer spending patterns and supplier choices and risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure;

•	acts of war and terrorist activities;

•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;

•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;

•	level of imports and import prices in our markets;

•	the impact of governmental regulations, both in the United States and abroad; and

•	other risks described from time to time in our filings with the Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by law.

ii

PART I. FINANCIAL INFORMATION

Item 1. — Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2003	2003

In thousands	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,008	$1,139
Accounts receivable, net	204,228	169,967
Inventories
Raw materials	117,332	116,112
Work in process	69,613	77,975
Finished products	75,756	74,896

	262,701	268,983
Income taxes receivable	—	11,304
Deferred income taxes	20,643	20,783
Prepaid expenses and other current assets	30,942	34,070

Total current assets	520,522	506,246
Investments in unconsolidated affiliates	87,997	81,221
Goodwill	117,249	116,781
Other assets	31,591	30,777

Property, plant and equipment	1,231,829	1,221,149
Less accumulated depreciation	509,281	478,105

	722,548	743,044

Total assets	$1,479,907	$1,478,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234,422	$222,987
Notes payable	249	1,145
Current maturities of long-term debt	1,215	1,194
Other current liabilities	84,113	92,845

Total current liabilities	319,999	318,171
Other liabilities	94,306	90,471
Long-term debt	289,122	289,689
Deferred income taxes	141,010	143,444
Shareholders’ equity	635,470	636,294

Total liabilities and shareholders’ equity	$1,479,907	$1,478,069

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,

In thousands, except per share	2003	2002	2003	2002

Net sales	$540,078	$567,897	$1,038,113	$1,093,361
Cost of goods sold	472,836	487,527	921,888	923,567

Gross margin	67,242	80,370	116,225	169,794
Selling, general and administrative expense	45,243	46,452	86,863	93,555
Restructuring credit	—	(5,622)	—	(5,622)

Operating income	21,999	39,540	29,362	81,861
Other income (expense):
Miscellaneous expense	(114)	(2,316)	(503)	(3,657)
Nonrecurring loss	—	(5,400)	—	(5,400)
Interest expense	(5,565)	(6,340)	(11,156)	(12,443)
Equity in net income of unconsolidated affiliates	8,391	7,187	16,327	15,602

Earnings before income taxes	24,711	32,671	34,030	75,963
Income tax expense	7,828	11,924	11,230	27,726

Net earnings	$16,883	$20,747	$22,800	$48,237

Average common shares outstanding – basic	86,101	85,762	86,054	85,665

Earnings per share – basic	$0.20	$0.24	$0.26	$0.56

Average common shares outstanding – diluted	86,503	86,834	86,510	86,666

Earnings per share – diluted	$0.20	$0.24	$0.26	$0.56

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	November 30,

In thousands	2003	2002

Operating activities:
Net earnings	$22,800	$48,237
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,706	35,705
Restructuring credit	—	(5,622)
Nonrecurring loss	—	5,400
Other adjustments	(3,775)	17,191
Changes in assets and liabilities	(8,823)	31,654

Net cash provided by operating activities	43,908	132,565
Investing activities:
Investment in property, plant and equipment, net	(14,268)	(13,657)
Acquisitions, net of cash acquired	—	(113,740)
Investment in unconsolidated affiliate	(490)	—
Proceeds from sale of assets	2,937	12,956

Net cash used by investing activities	(11,821)	(114,441)
Financing activities:
Proceeds from (payments on) short-term borrowings	(896)	9,258
Principal payments on long-term debt	(608)	(464)
Dividends paid	(27,525)	(27,366)
Other	(2,189)	666

Net cash used by financing activities	(31,218)	(17,906)

Increase in cash and cash equivalents	869	218
Cash and cash equivalents at beginning of period	1,139	496

Cash and cash equivalents at end of period	$2,008	$714

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2004 (“fiscal 2004”). For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2003.

NOTE B – Industry Segment Data

     Summarized financial information for the Company’s reportable segments as of, and for, the periods indicated is shown in the following table. The “Other” category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.

	Three Months Ended		Six Months Ended
	November 30,		November 30,

In thousands	2003	2002	2003	2002

Net sales
Processed Steel Products	$321,378	$352,680	$608,576	$671,601
Metal Framing	142,417	144,078	283,481	264,916
Pressure Cylinders	72,434	67,449	138,969	149,585
Other	3,849	3,690	7,087	7,259

	$540,078	$567,897	$1,038,113	$1,093,361

Operating income
Processed Steel Products	$13,762	$32,000	$21,931	$54,317
Metal Framing	871	1,908	(2,783)	18,272
Pressure Cylinders	6,855	6,633	10,393	13,827
Other	511	(1,001)	(179)	(4,555)

	$21,999	$39,540	$29,362	$81,861

			November 30,	May 31,
			2003	2003

				(Audited)
Total assets
Processed Steel Products			$839,088	$806,859
Metal Framing			383,675	392,010
Pressure Cylinders			149,452	164,833
Other			107,692	114,367

			$1,479,907	$1,478,069

NOTE C – Comprehensive Income

     The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

In thousands	2003	2002	2003	2002

Net earnings	16,883	20,747	$22,800	$48,237
Foreign currency translation	2,564	478	(771)	1,247
Cash flow hedges	1,540	456	1,797	582
Other	(33)	(5)	757	(86)

Total comprehensive income	$20,954	$21,676	$24,583	$49,980

NOTE D – Restructuring Expense

     During the quarter ended February 28, 2002, the Company announced a consolidation plan that affected each of the Company’s business segments and resulted in the closure of six facilities and the restructuring of two others. As a result, the Company recorded a $64,575,000 pre-tax restructuring expense, which included a write-down to estimated fair value of certain property and equipment, severance and employee related costs, and other items. The severance and employee related costs were due to the elimination of 542 administrative, production and other employee positions. As of November 30, 2003, 499 employees had been terminated, 43 others had either retired or left through normal attrition, and the Company had paid severance of $7,535,000. All six of the facilities to be closed have been closed, and their related assets have been transferred, sold or are being marketed. The restructuring of the other two facilities is complete.

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

     The components of this favorable pre-tax adjustment are as follows:

In thousands
Gain on sale of Malvern assets	$(4,965)
Reductions to other reserves	(3,637)
Charge for three additional facilities	2,980

Total	$(5,622)

     The closure of three additional facilities was announced during the quarter ended November 30, 2002. Two facilities from the Metal Framing segment and one from the Pressure Cylinders segment were affected. The Metal Framing facilities in East Brunswick, New Jersey, and Atlanta, Georgia, were considered redundant following the July 31, 2002, acquisition of Unimast Incorporated. The other facility, located in Citronelle, Alabama, produced acetylene cylinders. The production of these cylinders was partially transferred to another facility and partially outsourced. The closure of these three facilities resulted in the additional $2,980,000 pre-tax restructuring charge shown in the foregoing table. The restructuring charge included a write-down to estimated fair value of certain equipment, property related costs, severance and employee related costs, and other items. The severance and employee related costs were due to the estimated elimination of 69 administrative, production and other employee positions. As of November 30, 2003, 69 employees had been terminated, and the Company had paid severance of $611,000. All three facilities were leased. The Citronelle, Alabama, and East Brunswick, New Jersey, leases have been terminated, while the Atlanta, Georgia, facility has been reconfigured and is currently being used for the manufacture of a new product line.

     The progression of the restructuring charge is summarized as follows:

	Balance		Charges to Net Earnings		Charges	Balance

	May 31,		Adjust-		Against	Nov. 30,
In thousands	2003	Payments	ments	Additions	Assets	2003

Property and equipment	$4,587	$(3,432)	$—	$—	$—	$1,155
Severance and employee related	6,670	(5,032)	—	—	—	1,638

Total	$11,257	$(8,464)	$—	$—	$—	$2,793

     Sales that were historically generated by the closed facilities are anticipated to transfer to other Company locations except for the sales from the Itu, Brazil, facility and sales related to the painted and coated products at the Malvern, Pennsylvania, facility. Net sales that will not be transferred were $0 and $4,073,000 for the three months ended November 30, 2003 and 2002, respectively, and $0 and $9,090,000 for the six months ended November 30, 2003 and 2002, respectively. The related operating income (loss) for these products was $0 and $414,000 for the three months ended November 30, 2003 and 2002, respectively, and $0 and $(421,000) for the six months ended November 30, 2003 and 2002, respectively.

NOTE E – Stock-Based Compensation

     At November 30, 2003, the Company had stock option plans for employees and non-employee directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings since all options granted under the plans had an exercise price equal to the market value of the underlying stock on the grant date. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company is required to determine this information as if it accounted for options granted after December 31, 1994, using the fair value method prescribed by SFAS No. 123.

     The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for stock option plans using the fair value method for the periods indicated:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

In thousands, except per share	2003	2002	2003	2002

Net earnings, as reported	$16,883	$20,747	$22,800	$48,237
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	380	369	759	737

Pro forma net earnings	$16,503	$20,378	$22,041	$47,500

Earnings per share:
Basic, as reported	$0.20	$0.24	$0.26	$0.56
Basic, pro forma	0.19	0.24	0.26	0.55
Diluted, as reported	0.20	0.24	0.26	0.56
Diluted, pro forma	0.19	0.24	0.26	0.55

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as the term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q.

Overview

     Worthington Industries, Inc., through its subsidiaries (together, “Worthington”), is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of November 30, 2003, we operated 45 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in eight joint ventures, which as of November 30, 2003, operated 17 facilities worldwide. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2003, includes additional information about our company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

Second Quarter — Fiscal 2004 Compared to Fiscal 2003

     Consolidated Operations

     The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,

	2003			2002

		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$540.1	100.0%	-5%	$567.9	100.0%
Cost of goods sold	472.9	87.6%	-3%	487.5	85.8%

Gross margin	67.2	12.4%	-16%	80.4	14.2%
Selling, general and administrative expense	45.2	8.3%	-3%	46.5	8.2%
Restructuring credit	—	—		(5.6)	-1.0%

Operating income	22.0	4.1%	-44%	39.5	7.0%
Other income (expense):
Miscellaneous expense	(0.1)			(2.3)
Nonrecurring loss	—			(5.4)
Interest expense	(5.6)	-1.0%	-11%	(6.3)	-1.1%
Equity in net income of unconsolidated affiliates	8.4	1.6%	17%	7.2	1.3%

Earnings before taxes	24.7	4.6%	-24%	32.7	5.8%
Income taxes	7.8	1.5%	-35%	12.0	2.1%

Net earnings	$16.9	3.1%	-18%	$20.7	3.7%

Average common shares outstanding — diluted	86.5			86.8

Earnings per share — diluted	$0.20		-17%	$0.24

     Net sales declined 5%, or $27.8 million, to $540.1 million for the quarter ended November 30 (the “second quarter”), 2003, of the fiscal year ending May 31, 2004 (“fiscal 2004”), from $567.9 million for the comparable quarter of the fiscal year ended May 31, 2003 (“fiscal 2003”). This decline is almost entirely due to lower average selling prices in the Processed Steel Products segment as market prices decreased based on lower material costs. However, a weakened U.S. dollar increased reported European net sales by $3.5 million in our Pressure Cylinders segment.

     Gross margin fell 16%, or $13.2 million, to $67.2 million for the second quarter of fiscal 2004 from $80.4 million for the comparable quarter of fiscal 2003. The reduced spread between average selling prices and material costs, particularly in Processed Steel Products and Metal Framing, decreased gross margin by $19.5 million. In addition, the current quarter included approximately $3.0 million of additional expenses related to the integration of Unimast Incorporated (together with its subsidiaries, “Unimast”). However, increased sales volume, which contributed $8.4 million to gross margin, combined with lower depreciation and freight expenses, partially offset the overall decline.

     Selling, general and administrative (“SG&A”) expense increased to 8.3% of net sales for the second quarter of fiscal 2004 from 8.2% of net sales for the comparable quarter of fiscal 2003. In total, SG&A expense decreased 3%, or $1.3 million, to $45.2 million for the second quarter of fiscal 2004 from $46.5 million for the comparable quarter of fiscal 2003. Compensation costs, including the profit sharing component that is closely tied to profitability, declined 10%, or $2.4 million, due to lower earnings. The $1.3 million write-down of an asset held for sale partially offset the fall in SG&A.

     During the second quarter of fiscal 2003, we recorded a favorable pre-tax adjustment of $5.6 million to the restructuring charge originally recorded during the fiscal third quarter ended February 28, 2002, for the consolidation and closure of facilities. This credit was the result of higher-than-estimated proceeds from the sale of real estate at our former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves, partially offset by estimated charges for the announced closure of three additional facilities. See “Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note D – Restructuring Expense” for more information.

     Operating income decreased 44%, or $17.5 million, to $22.0 million, or 4.1% of net sales, for the second quarter of fiscal 2004 from $39.5 million, or 7.0% of net sales, for the comparable quarter of fiscal 2003.

     As part of our sale of Buckeye Steel Castings Company (“Buckeye Steel”) in the fiscal year ended May 31, 1999, the acquirer assumed certain workers’ compensation liabilities which arose while our workers’ compensation guarantee was in place. The acquirer agreed to indemnify us against claims made on our guarantee related to the assumed workers’ compensation claims. During the second quarter of fiscal 2003, economic conditions caused Buckeye Steel to cease operations and file for bankruptcy, thereby raising the issue of the acquirer’s ability to fulfill its obligations. As a result, we recorded a $5.4 million reserve for the estimated potential liability relating to these workers’ compensation claims. No payments will be made against this reserve pending the outcome of Buckeye Steel’s bankruptcy proceedings and discussions with the Ohio Bureau of Workers’ Compensation.

     Interest expense decreased 11%, or $0.7 million, to $5.6 million for the second quarter of fiscal 2004 from $6.3 million for the comparable quarter of fiscal 2003 primarily due to lower average debt balances.

     Equity in net income of unconsolidated affiliates increased 17%, or $1.2 million, to $8.4 million for the second quarter of fiscal 2004 from $7.2 million for the comparable quarter of fiscal 2003. The improvement was due to increases in net sales and margins at Worthington Armstrong Venture (“WAVE”) and Aegis Metal Framing, LLC (“Aegis”), and higher net sales at TWB Company, LLC (“TWB”). In addition, during fiscal 2003, TWB acquired the ownership interests of Rouge Steel Company (“Rouge”), LTV Steel Company, Inc. and Bethlehem Steel Corporation, which increased our ownership interest in TWB from 33% to 50% and resulted in a $0.5 million increase in our equity in the net income of TWB.

     Net earnings decreased 18%, or $3.8 million, to $16.9 million for the second quarter of fiscal 2004 from $20.7 million for the comparable quarter of fiscal 2003. Diluted earnings per share decreased $0.04 per share to $0.20 per share for the second quarter of fiscal 2004 from $0.24 per share for the comparable quarter of fiscal 2003.

     We increased our estimated effective income tax rate to 37.0% for fiscal 2004 from 36.5% for fiscal 2003 primarily due to changes in state and local income taxes. However, based on our analysis of deferred taxes and tax contingency related accruals, a $1.4 million adjustment to estimated deferred income taxes reduced the current quarter income tax expense.

     Spartan Steel Coating, LLC (“Spartan”), a 52%-owned consolidated joint venture with Rouge, operates a cold-rolled, hot-dipped galvanizing facility in Monroe, Michigan. Rouge supplies the majority of the steel to Spartan and markets most of Spartan’s product. In October 2003, Rouge Industries, Inc. and its subsidiaries (“Rouge”) voluntarily filed for Chapter 11 bankruptcy protection. In December 2003, the bankruptcy court approved the sale of substantially all of Rouge’s assets to Russian steelmaker OAO SeverStal. A disruption in the supply of steel from or product marketing by Rouge or its successor could negatively impact Spartan. However, we do not anticipate any such disruption.

Segment Operations

     Processed Steel Products

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended November 30,

	2003			2002

		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales
Direct	$302.2	94.0%	-9%	$332.5	94.3%
Toll	19.2	6.0%	-5%	20.2	5.7%

Total net sales	321.4	100.0%	-9%	352.7	100.0%
Cost of goods sold	286.4	89.1%	-7%	308.7	87.5%

Gross margin	35.0	10.9%	-20%	44.0	12.5%
Selling, general and administrative expense	21.2	6.6%	2%	20.7	5.9%
Restructuring credit	—	—		(8.7)	-2.5%

Operating income	$13.8	4.3%	-57%	$32.0	9.1%

Tons shipped
Direct	593		0%	592
Toll	373		-10%	416
Material cost
Direct	$212.8	66.2%	-8%	$231.0	65.5%

     Operating income decreased 57%, or $18.2 million, to $13.8 million, or 4.3% of net sales, for the second quarter of fiscal 2004 from $32.0 million, or 9.1% of net sales, for the comparable quarter of fiscal 2003. Compression in the spread between average selling prices and material costs reduced operating income by $12.5 million. November 30, 2003, marks the twenty-fourth consecutive month with a lower spread compared to the same period in the prior year. This spread compression was particularly detrimental to our Decatur, Alabama, facility which was responsible for about one-third of the decline in operating income within this segment. Consequently, gross margin fell to 10.9% of net sales for the second quarter of fiscal 2004 from 12.5% of net sales for the comparable quarter of fiscal 2003. Additionally, an $8.7 million restructuring credit was recorded during the second quarter of fiscal 2003. Net sales decreased 9%, or $31.3 million, to $321.4 million for the second quarter of fiscal 2004 from $352.7 million for the comparable quarter of fiscal 2003 primarily due to lower average selling prices. Direct volumes were flat compared to the prior year as declines in the automotive market were offset by increases in the lawn & garden and tubing markets. Tolling volumes decreased due to weak demand from steel mills. Although we believe the performance of our Decatur operation will improve, we do not believe it can produce returns in excess of our cost of capital in its current configuration. Consequently, we are exploring all options for this facility.

     Metal Framing

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended November 30,

	2003			2002

		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$142.4	100.0%	-1%	$144.1	100.0%
Cost of goods sold	126.2	88.6%	3%	123.0	85.4%

Gross margin	16.2	11.4%	-23%	21.1	14.6%
Selling, general and administrative expense	15.3	10.8%	-13%	17.6	12.2%
Restructuring expense	—	—		1.6	1.1%

Operating income	$0.9	0.6%	-53%	$1.9	1.3%

Tons shipped	192		9%	176
Material cost	$86.2	60.5%	-1%	$87.3	60.6%

     Operating income decreased 53%, or $1.0 million, to $0.9 million, or 0.6% of net sales, for the second quarter of fiscal 2004 from $1.9 million, or 1.3% of net sales, for the comparable quarter of fiscal 2003. The decrease in gross margin was mainly due to approximately $3.0 million of additional costs in the current quarter related to the integration of Unimast. These costs related primarily to wages for temporary labor and repair and maintenance costs for equipment and facilities. The decrease in the spread between average selling prices and material costs was largely offset by an increase in sales volumes and had a minimal impact on the change in gross margin. Overall, net sales decreased 1%, or $1.7 million, to $142.4 million for the second quarter of fiscal 2004 from $144.1 million for the comparable quarter of fiscal 2003 as the increase in sales volume was outweighed by lower average selling prices. SG&A expense declined in total and as a percentage of net sales primarily due to a decrease in compensation and benefits expense. The prior year included a $1.6 million restructuring charge related to the closure of two facilities as explained in “Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note D – Restructuring Expense.”

     Pressure Cylinders

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended November 30,

	2003			2002

		% of	%		% of
In millions, except units in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$72.4	100.0%	7%	$67.5	100.0%
Cost of goods sold	57.0	78.7%	10%	51.7	76.6%

Gross margin	15.4	21.3%	-3%	15.8	23.4%
Selling, general and administrative expense	8.5	11.8%	9%	7.8	11.5%
Restructuring expense	—	—		1.4	2.1%

Operating income	$6.9	9.5%	4%	$6.6	9.8%

Units shipped	2,718		-4%	2,844
Material cost	$30.1	41.6%	6%	$28.3	41.9%

     Operating income increased 4%, or $0.3 million, to $6.9 million, or 9.5% of net sales, for the second quarter of fiscal 2004 from $6.6 million, or 9.8% of net sales, for the comparable quarter of fiscal 2003.

The improvement was due to a $1.4 million restructuring charge included in the results for the second quarter of fiscal 2003. Total net sales increased 7%, or $4.9 million, to $72.4 million for the second quarter of fiscal 2004 from $67.5 million for the comparable quarter of fiscal 2003. North American net sales rose 10%, or $4.4 million, due to increased demand for liquefied petroleum gas (LPG) and non-refillable refrigerant cylinders. Despite lower European sales volumes, which decreased net sales by $3.9 million, a weakened U.S. dollar increased reported net sales by $3.5 million and increased European operating income by $0.3 million. Gross margin fell to 21.3% of net sales for the second quarter of fiscal 2004 from 23.4% of net sales for the comparable quarter of fiscal 2003.

Year-to-Date – Fiscal 2004 Compared to Fiscal 2003

     Consolidated Operations

     The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,

	2003			2002

		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$1,038.1	100.0%	-5%	$1,093.4	100.0%
Cost of goods sold	921.9	88.8%	0%	923.6	84.5%

Gross margin	116.2	11.2%	-32%	169.8	15.5%
Selling, general and administrative expense	86.8	8.4%	-7%	93.5	8.5%
Restructuring credit	—	—		(5.6)	-0.5%

Operating income	29.4	2.8%	-64%	81.9	7.5%
Other income (expense):
Miscellaneous expense	(0.5)			(3.7)
Nonrecurring loss	—			(5.4)
Interest expense	(11.2)	-1.1%	-10%	(12.4)	-1.1%
Equity in net income of unconsolidated affiliates	16.3	1.6%	5%	15.6	1.4%

Earnings before taxes	34.0	3.3%	-55%	76.0	6.9%
Income taxes	11.2	1.1%	-60%	27.8	2.5%

Net earnings	$22.8	2.2%	-53%	$48.2	4.4%

Average common shares outstanding — diluted	86.5			86.7

Earnings per share — diluted	$0.26		-54%	$0.56

     Net sales decreased 5%, or $55.3 million, to $1,038.1 million for the first six months of fiscal 2004 from $1,093.4 million for the comparable period of fiscal 2003. The decline was driven by reduced demand in Processed Steel Products and lower average selling prices in Processed Steel Products and Metal Framing. Higher Metal Framing volumes due to the prior year acquisition of Unimast partially offset the overall decrease. The sluggish automotive and commercial construction markets, particularly in the first quarter, continued to negatively impact our Processed Steel Products and Metal Framing segments, respectively, while a weakened U.S. dollar increased reported European net sales by $5.9 million in our Pressure Cylinders segment.

     Gross margin dropped 32%, or $53.6 million, to $116.2 million for the first six months of fiscal 2004 from $169.8 million for the comparable period of fiscal 2003. The reduced spread between average selling prices and material costs, particularly in Processed Steel Products and Metal Framing, decreased gross margin by $65.2 million. Furthermore, benefits expense rose 15%, or $4.4 million, due to increased heath care costs. Conversely, lower variable expenses, including profit sharing compensation, which decreased 23%, or $3.7 million, and freight, which was down 10%, or $4.3 million, partially offset the reduction in gross margin. The net impact of these factors was a decrease in gross margin to 11.2% of net sales for the first six months of fiscal 2004 from 15.5% of net sales for the comparable period of fiscal 2003.

     SG&A expense declined to 8.4% of net sales for the first six months of fiscal 2004 from 8.5% of net sales for the comparable period of fiscal 2003. In total, SG&A expense fell 7%, or $6.7 million, to $86.8 million for the first six months of fiscal 2004 from $93.5 million for the comparable period of fiscal 2003. Compensation expense declined 11%, or $5.1 million, due to lower earnings, which reduced our profit sharing expense. However, higher professional fees, which rose 28%, or $1.6 million, and the $1.3 million write-down of an asset held for sale, partially offset the overall decrease.

     See “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Second Quarter – Fiscal 2004 Compared to Fiscal 2003” for a discussion of the fiscal 2003 restructuring credit.

     Operating income decreased 64%, or $52.5 million, to $29.4 million, or 2.8% of net sales, for the first six months of fiscal 2004 from $81.9 million, or 7.5% of net sales, for the comparable period of fiscal 2003.

     See “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Second Quarter – Fiscal 2004 Compared to Fiscal 2003” for a discussion of the fiscal 2003 nonrecurring loss.

     Interest expense decreased 10%, or $1.2 million, to $11.2 million for the first six months of fiscal 2004 from $12.4 million for the comparable period of fiscal 2003 due to lower average debt balances and interest rates. See “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below for more information on our $235.0 million credit facility.

     Equity in net income of unconsolidated affiliates increased 5%, or $0.7 million, to $16.3 million for the first six months of fiscal 2004 from $15.6 million for the comparable period of fiscal 2003. Higher net sales at WAVE, Worthington Specialty Processing, TWB and Aegis, and improved margins at Aegis, drove the increase. In addition, the increase in our ownership interest in TWB from 33% to 50% during fiscal 2003 resulted in an increase in our equity in the net income of TWB of $0.7 million for the first six months of fiscal 2004.

     Net earnings decreased 53%, or $25.4 million, to $22.8 million for the first six months of fiscal 2004 from $48.2 million for the comparable period of fiscal 2003. Diluted earnings per share decreased $0.30 per share to $0.26 per share for the first six months of fiscal 2004 from $0.56 per share for the comparable period of fiscal 2003.

     We increased our estimated effective income tax rate to 37.0% for fiscal 2004 from 36.5% for fiscal 2003 primarily due to changes in state and local income taxes. However, based on our analysis of deferred taxes and tax contingency related accruals, a $1.4 million adjustment to estimated deferred income taxes reduced income tax expense during the second quarter of fiscal 2004.

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

     See “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Second Quarter – Fiscal 2004 Compared to Fiscal 2003” for a discussion of the fiscal 2004 impact on Spartan of Rouge’s bankruptcy filing and OAO SeverStal’s purchase of Rouge.

Segment Operations

     Processed Steel Products

     The following table presents a summary of operating results for the periods indicated:

	Six Months Ended November 30,

	2003			2002

		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales
Direct	$574.1	94.3%	-9%	$631.3	94.0%
Toll	34.5	5.7%	-14%	40.3	6.0%

Total net sales	608.6	100.0%	-9%	671.6	100.0%
Cost of goods sold	547.0	89.9%	-6%	583.2	86.8%

Gross margin	61.6	10.1%	-30%	88.4	13.2%
Selling, general and administrative expense	39.7	6.5%	-7%	42.8	6.4%
Restructuring credit	—	—		(8.7)	-1.3%

Operating income	$21.9	3.6%	-60%	$54.3	8.1%

Tons shipped
Direct	1,111		-3%	1,149
Toll	705		-15%	831
Material cost
Direct	$401.8	66.0%	-6%	$425.5	63.4%

     Operating income decreased 60%, or $32.4 million, to $21.9 million, or 3.6% of net sales, for the first six months of fiscal 2004 from $54.3 million, or 8.1% of net sales, for the comparable period of fiscal 2003. A smaller spread between average selling prices and material costs decreased operating income by $22.9 million and contributed to the decline in gross margin to 10.1% of net sales for the first six months of fiscal 2004 from 13.2% of net sales for the comparable period of fiscal 2003. Further, we recorded an $8.7 million restructuring credit during the second quarter of fiscal 2003. Net sales decreased 9%, or $63.0 million, to $608.6 million for the first six months of fiscal 2004 from $671.6 million for the comparable period of fiscal 2003. An 8% decrease in volumes, which reduced net sales by $33.2 million, and a 6% decrease in direct average selling prices, which negatively impacted net sales by $28.3 million, contributed almost equally to the decline. Operating expenses decreased in proportion to the decline in volumes. Compensation costs, which are largely tied to earnings, dropped $8.1 million to partially offset the decrease in operating income.

     Metal Framing

     The following table presents a summary of operating results for the periods indicated:

	Six Months Ended November 30,

	2003			2002

		% of	%	% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$283.5	100.0%	7%	$264.9	100.0%
Cost of goods sold	255.9	90.3%	21%	212.1	80.1%

Gross margin	27.6	9.7%	-48%	52.8	19.9%
Selling, general and administrative expense	30.4	10.7%	-8%	32.9	12.4%
Restructuring expense	—	—		1.6	0.6%

Operating income (loss)	$(2.8)	-1.0%	-115%	$18.3	6.9%

Tons shipped	390		17%	334
Material cost	$179.2	63.2%	21%	$147.6	55.7%

     The $2.8 million operating loss for the first six months of fiscal 2004 represented a decline of 115%, or $21.1 million, from operating income of $18.3 million, or 6.9% of net sales, for the comparable period of fiscal 2003. Compression in the spread between average selling prices and material costs decreased operating income by $41.5 million and lowered gross margin to 9.7% of net sales for the first six months of fiscal 2004 from 19.9% of net sales for the comparable period of fiscal 2003. Despite the depressed commercial construction market, higher sales volumes partially offset the operating loss by $18.9 million. Net sales increased 7%, or $18.6 million, to $283.5 million for the first six months of fiscal 2004 from $264.9 million for the comparable period of fiscal 2003. The increase in volumes included the impact of a full six months of Unimast activity in fiscal 2004 compared to only four months of Unimast activity during the first six months of fiscal 2003. Lower average selling prices partially offset the overall increase in net sales. SG&A expense declined in total and as a percentage of net sales primarily due to lower rent, amortization and property tax expenses. In addition, the second quarter of fiscal 2003 included a $1.6 million restructuring charge.

Pressure Cylinders

     The following table presents a summary of operating results for the periods indicated:

	Six Months Ended November 30,

	2003			2002

		% of	%	% of
In millions, except units in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$139.0	100.0%	-7%	$149.6	100.0%
Cost of goods sold	112.6	81.0%	-5%	118.4	79.1%

Gross margin	26.4	19.0%	-15%	31.2	20.9%
Selling, general and administrative expense	16.0	11.5%	0%	16.0	10.7%
Restructuring expense	—	—		1.4	0.9%

Operating income	$10.4	7.5%	-25%	$13.8	9.2%

Units shipped	5,841		-15%	6,877
Material cost	$59.1	42.5%	-10%	$65.8	44.0%

     Operating income decreased 25%, or $3.4 million, to $10.4 million, or 7.5% of net sales, for the first six months of fiscal 2004 from $13.8 million, or 9.2% of net sales, for the comparable period of fiscal 2003. North American LPG sales volumes declined during the first quarter of fiscal 2004 due to the diminishing impact of the April 2002 regulations requiring overfill prevention devices on certain LPG cylinders. However, during the second quarter of fiscal 2004 sales volumes rebounded to partially offset the first quarter declines. Additionally, European refrigerant volumes declined. These volume decreases reduced operating income by $2.2 million, and combined with higher conversion expenses of $0.8 million, reduced gross margin as a percentage of net sales to 19.0% for the first six months of fiscal 2004 from 20.9% of net sales for the comparable period of fiscal 2003. Reduced European volumes and higher conversion costs were offset by a weakened U.S. dollar, which boosted reported net sales by $5.9 million and increased reported European operating income by $0.3 million. However, a current year shift in product mix to higher margin products and the inclusion of a $1.4 million restructuring charge in the results for the second quarter of fiscal 2003 partially offset the overall decrease in operating income. Total net sales decreased 7%, or $10.6 million, to $139.0 million for the first six months of fiscal 2004 from $149.6 million for the comparable period of fiscal 2003. In addition to the volume-driven decline in North American net sales of 9%, or $9.8 million, European net sales decreased $0.8 million.

Liquidity and Capital Resources

     In the first six months of fiscal 2004, we generated $43.9 million in cash from operating activities, representing a $88.7 million decrease from the comparable period of fiscal 2003. The decline primarily was due to reduced reliance on our accounts receivable securitization (“A/R securitization”) facility and lower net earnings.

     Consolidated net working capital of $200.5 million at November 30, 2003, increased $12.4 million from May 31, 2003. Higher accounts receivable resulting from a $70.0 million reduction in our A/R securitization facility were partially offset by income tax refunds, an increase in accounts payable and lower inventories.

     Our primary investing and financing activities during the first six months of fiscal 2004 included disbursing $27.5 million in dividends to shareholders and spending $14.3 million on capital projects. These transactions were funded by the cash flows from our operations and $2.9 million in proceeds from the sale of assets related to our restructuring efforts.

     Capital spending during the first six months of fiscal 2004 included the following: $3.0 million in our Processed Steel Products segment; $6.0 million in our Metal Framing segment; $1.0 million in our Pressure Cylinders segment; and $4.3 million in Other.

     Our liquidity needs primarily are met by a $235.0 million long-term revolving credit facility (discussed below) and a $190.0 million revolving A/R securitization facility. Pursuant to the terms of the A/R securitization facility, which was renewed on November 25, 2003 for a additional 364 day term, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. We believe additional risk of loss is minimal because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers and certain reserve amounts. Also, because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of November 30, 2003, a $70.0 million undivided interest in this pool had been sold, which decreased from $140.0 million at May 31, 2003, and from $170.0 million at November 30, 2002. Facility fees of $0.9 million and $1.8 million were incurred during the first six months of fiscal 2004 and fiscal 2003, respectively, and were recorded as miscellaneous expense. Facility fees were down due to a $70.0 million reduction in our A/R securitization facility.

     We have a $235.0 million credit facility, provided by a group of 15 banks, which matures in May 2007. During December 2003, we increased the total of our two short-term uncommitted lines of credit to $40 million from $30 million. At November 30, 2003, there were no borrowings outstanding under the revolving credit facility or the uncommitted lines of credit.

     At November 30, 2003, our total debt was $290.6 million compared to $292.0 million at the end of fiscal 2003. Our debt to capital ratio of 31.4% at November 30, 2003, was virtually flat compared to the 31.5% ratio at the end of fiscal 2003.

     We will continue to assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash flows from operations and unused short-term borrowing capacity should be sufficient to fund expected normal operating costs, dividends, working capital and capital expenditures for our existing businesses.

Dividend Policy

     Dividends are declared at the discretion of our Board of Directors. We paid a quarterly dividend of $0.16 per share during the second quarter of fiscal 2004. In addition, a quarterly dividend of $0.16 per share was declared during the second quarter of fiscal 2004 and paid during December 2003. Our Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which our Board of Directors may deem relevant. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

     Contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

Critical Accounting Policies

     The foregoing discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates, including those related to our allowance for doubtful accounts, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we reported under different conditions or used different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us since these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

     Allowance for Doubtful Accounts Receivable: Our allowance for doubtful accounts receivable is estimated to cover the risk of loss related to our accounts receivable, including the risk associated with our retained interest in the pool of receivables sold through our A/R securitization facility. This allowance is maintained at a level that we consider appropriate based on historical and other factors that affect collectibility. These factors include: historical trends of charge-offs, recoveries and credit losses; credit portfolio quality; and current and projected economic and market conditions. General weakness in the economy during the last few years has led to bankruptcy filings by many of our customers. As we monitor our credit portfolio, we identify customers that have filed or may potentially file for bankruptcy, and we adjust our allowance accordingly. While we believe our allowance is adequate, deterioration in economic conditions could adversely impact our future earnings.

     Impairment of Long-Lived Assets: We review the carrying value of our long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be realizable. Accounting standards require us to recognize an impairment charge if the carrying amount exceeds the undiscounted cash flows that an asset or group of assets would generate. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets. Annually, we review goodwill for impairment using the present value technique to determine the estimated fair value of goodwill associated with each reporting entity. There are three significant sets of values used to determine fair value: estimated future discounted cash flows, capitalization rate and tax rates. Estimated future discounted cash flows are based on planned growth with an assumed perpetual growth rate. The capitalization rate is based on our current cost of debt and equity capital. Tax rates are maintained at effective tax rate levels.

     Accounting for Derivatives and Other Contracts at Fair Value: We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices and foreign currency rates. These derivatives are based on quoted market values. Estimates are based upon valuation methodologies deemed appropriate in the circumstances. However, the use of different assumptions could affect the estimated fair values.

     Restructuring Reserves: We periodically evaluate numerous factors to determine the propriety and reasonableness of our restructuring reserves. These estimates involve many risks and uncertainties, some of which may be beyond our control. Actual results may differ from our estimates and may require adjustments to our restructuring reserves and operating results in future periods.

     Income Taxes: In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. Based upon currently available information and other factors, we provide a valuation allowance for deferred income tax assets when we believe it is more likely than not that a portion of such assets will not be realized. We determine the need for a valuation allowance based on a continual evaluation of current information including estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

     The critical accounting policies discussed above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our financial statements, and some of these policies require the use of estimates and assumptions. For further information on our significant accounting policies, refer to “Part II – Item 8. – Financial Statements and Supplementary Data – Note A – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

     Market risks have not changed significantly from those disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The management of the registrant, with the participation of the registrant’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the registrant’s second fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the registrant’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the registrant’s second fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of the registrant, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

     There were no significant changes during the registrant’s second fiscal quarter covered by this Quarterly Report on Form 10-Q in the registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. — Legal Proceedings

     Various legal actions, which generally have arisen in the ordinary course of business, are pending against the registrant and its subsidiaries. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on the registrant and its subsidiaries.

Item 6. — Exhibits and Reports on Form 8-K

Exhibits

10(a)	Letter Agreement, dated as of November 29, 2001, among Worthington Receivables Corporation, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, for the purpose of extending the facility termination date.

10(b)	Letter Agreement, dated as of November 27, 2002, among Worthington Receivables Corporation, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, for the purpose of extending the facility termination date.

10(c)	Letter Agreement, dated as of November 25, 2003, among Worthington Receivables Corporation, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, for the purpose of extending the facility termination date.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Reports on Form 8-K

On September 17, 2003, the registrant furnished information to the Securities and Exchange Commission on a Current Report on Form 8-K dated September 17, 2003, reporting under “Item 12 – Results of Operations and Financial Condition”, that on September 17, 2003, the registrant issued a press release announcing results for its first quarter of fiscal 2004.

On December 17, 2003, the registrant furnished information to the Securities and Exchange Commission on a Current Report on Form 8-K dated December 17, 2003, reporting under “Item 12 – Results of Operations and Financial Condition”, that on December 17, 2003, the registrant issued a press release announcing results for its second quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date:	January 9, 2004	By:	/s/ John S. Christie

John S. Christie, President, Chief Operating Officer and Acting Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

10(a)	Letter Agreement, dated as of November 29,	Filed herewith.
2001, among Worthington Receivables
Corporation, members of various purchaser
groups from time to time party thereto and
PNC Bank, National Association, as
Administrator, for the purpose of extending
the facility termination date

10(b)	Letter Agreement, dated as of November 27,	Filed herewith.
2002, among Worthington Receivables
Corporation, members of various purchaser
groups from time to time party thereto and
PNC Bank, National Association, as
Administrator, for the purpose of extending
the facility termination date

10(c)	Letter Agreement, dated as of November 25,	Filed herewith.
2003, among Worthington Receivables
Corporation, members of various purchaser
groups from time to time party thereto and
PNC Bank, National Association, as
Administrator, for the purpose of extending
the facility termination date

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification	Filed herewith.
(Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification	Filed herewith.
(Principal Financial Officer)

32	Section 1350 Certification of Principal	Filed herewith.
Executive Officer and Principal Financial
Officer