Form 10-Q
period 2004-02-29
WORTHINGTON INDUSTRIES INC
filed 2004-04-08
CIK 108516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

or

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

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2004, 86,710,548 of the registrant’s common shares, without par value, were outstanding.

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

     Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing, changes in product mix and market acceptance of products;

•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by our operations;

•	effects of facility closures and the consolidation of operations and our ability to realize price increases, expected cost savings and operational efficiencies on a timely basis;

•	our ability to integrate newly acquired businesses with current businesses;

•	capacity levels and efficiencies within our facilities and within the industry as a whole;

•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;

•	the effect of national, regional and worldwide economic conditions generally and within our major product markets, including a prolonged or substantial economic downturn;

•	the effect of adverse weather on facility and shipping operations;

•	changes in customer spending patterns and supplier choices and risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure;

•	acts of war and terrorist activities;

•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;

•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;

•	levels of imports and import prices in our markets;

•	the impact of governmental regulations, both in the United States and abroad; and

•	other risks described from time to time in our filings with the United States Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by law.

 ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	Feb. 29,	May 31,
	2004	2003
In thousands	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,166	$1,139
Receivables, net	237,104	169,967
Inventories
Raw materials	141,518	116,112
Work in process	80,899	77,975
Finished products	77,063	74,896

	299,480	268,983
Income taxes receivable	—	11,304
Deferred income taxes	21,345	20,783
Prepaid expenses and other current assets	30,972	34,070

Total current assets	596,067	506,246
Investments in unconsolidated affiliates	93,519	81,221
Goodwill	118,275	116,781
Other assets	33,473	30,777
Property, plant and equipment	1,239,357	1,221,149
Less accumulated depreciation	523,384	478,105

	715,973	743,044

Total assets	$1,557,307	$1,478,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,925	$222,987
Notes payable	4,146	1,145
Current maturities of long-term debt	1,380	1,194
Other current liabilities	103,118	92,845

Total current liabilities	377,569	318,171
Other liabilities	95,237	90,471
Long-term debt	288,448	289,689
Deferred income taxes	142,593	143,444
Shareholders’ equity	653,460	636,294

Total liabilities and shareholders’ equity	$1,557,307	$1,478,069

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
In thousands, except per share	2004	2003	2004	2003
Net sales	$558,067	$536,584	$1,596,180	$1,629,945
Cost of goods sold	471,534	471,101	1,393,422	1,394,668

Gross margin	86,533	65,483	202,758	235,277
Selling, general and administrative expense	49,046	46,253	135,909	139,808
Restructuring credit	—	—	—	(5,622)

Operating income	37,487	19,230	66,849	101,091
Other income (expense):
Miscellaneous expense	(1,258)	(1,979)	(1,761)	(5,636)
Nonrecurring loss	—	—	—	(5,400)
Interest expense	(5,581)	(6,317)	(16,737)	(18,760)
Equity in net income of unconsolidated affiliates	8,288	6,910	24,615	22,512

Earnings before income taxes	38,936	17,844	72,966	93,807
Income tax expense	14,407	6,513	25,637	34,239

Net earnings	$24,529	$11,331	$47,329	$59,568

Average common shares outstanding - basic	86,414	85,882	86,173	85,737

Earnings per share - basic	$0.28	$0.13	$0.55	$0.69

Average common shares outstanding - diluted	87,191	86,531	86,736	86,621

Earnings per share - diluted	$0.28	$0.13	$0.55	$0.69

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Feb. 29,	Feb. 28,
In thousands	2004	2003
Operating activities:
Net earnings	$47,329	$59,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,381	53,203
Restructuring credit	—	(5,622)
Nonrecurring loss	—	5,400
Other adjustments	(8,144)	14,353
Changes in assets and liabilities	(27,313)	(11,897)

Net cash provided by operating activities	62,253	115,005
Investing activities:
Investment in property, plant and equipment, net	(23,564)	(18,973)
Acquisitions, net of cash acquired	—	(113,740)
Investment in unconsolidated affiliate	(490)	—
Proceeds from sale of assets	4,976	17,171

Net cash used by investing activities	(19,078)	(115,542)
Financing activities:
Proceeds from short-term borrowings	3,001	40,179
Proceeds from long-term debt	—	674
Principal payments on long-term debt	(1,266)	(588)
Proceeds from issuance of common shares	6,759	4,812
Dividends paid	(41,322)	(41,124)
Other	(4,320)	(3,359)

Net cash provided (used) by financing activities	(37,148)	594

Increase in cash and cash equivalents	6,027	57
Cash and cash equivalents at beginning of period	1,139	496

Cash and cash equivalents at end of period	$7,166	$553

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 29, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2004 (“fiscal 2004”). For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2003.

NOTE B – Industry Segment Data

     Summarized financial information for the Company’s reportable segments as of, and for, the periods indicated is shown in the following table. The “Other” category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
In thousands	2004	2003	2004	2003
Net sales
Processed Steel Products	$325,767	$321,880	$934,344	$993,481
Metal Framing	146,999	134,992	430,480	399,908
Pressure Cylinders	81,444	75,739	220,413	225,324
Other	3,857	3,973	10,943	11,232

	$558,067	$536,584	$1,596,180	$1,629,945

Operating income
Processed Steel Products	$17,862	$8,994	$39,794	$63,311
Metal Framing	12,956	4,012	10,173	22,284
Pressure Cylinders	7,964	7,189	18,357	21,016
Other	(1,295)	(965)	(1,475)	(5,520)

	$37,487	$19,230	$66,849	$101,091

	Feb. 29,	May 31,
	2004	2003
		(Audited)
Total assets
Processed Steel Products	$869,452	$806,859
Metal Framing	406,891	392,010
Pressure Cylinders	163,974	164,833
Other	116,990	114,367

	$1,557,307	$1,478,069

NOTE C – Comprehensive Income

     The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
In thousands	2004	2003	2004	2003
Net earnings	$24,529	$11,331	$47,329	$59,568
Foreign currency translation	2,052	427	1,281	1,674
Cash flow hedges	1,245	56	3,042	638
Other	(772)	(745)	(15)	(831)

Total comprehensive income	$27,054	$11,069	$51,637	$61,049

NOTE D – Restructuring Expense

     During the quarter ended February 28, 2002, the Company announced a consolidation plan that affected each of the Company’s business segments and resulted in the closure of six facilities and the restructuring of two others. As a result, the Company recorded a $64,575,000 pre-tax restructuring expense, which included a write-down to estimated fair value of certain property and equipment, severance and employee related costs, and other items. The severance and employee related costs were due to the elimination of 542 administrative, production and other employee positions. As of February 29, 2004, 499 employees had been terminated, 43 others had either retired or left through normal attrition, and the Company had paid severance of $7,652,000. All six of the facilities to be closed have been closed, and their related assets have been transferred, sold or are being marketed. The restructuring of the other two facilities is complete.

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

     The closure of three additional facilities was announced during the quarter ended November 30, 2002. Two facilities from the Metal Framing segment and one facility from the Pressure Cylinders segment were affected. The Metal Framing facilities in East Brunswick, New Jersey, and Atlanta, Georgia, were considered redundant following the July 31, 2002, acquisition of Unimast Incorporated. The other facility, located in Citronelle, Alabama, produced acetylene cylinders. The production of these cylinders was partially transferred to another facility and partially outsourced. The closure of these three facilities resulted in the additional $2,980,000 pre-tax restructuring charge shown in the table above. The restructuring charge included a write-down to estimated fair value of certain equipment, property related costs, severance and employee related costs, and other items. The severance and employee related costs were due to the elimination of 69 administrative, production and other employee positions. As of February 29, 2004, 69 employees had been terminated, and the Company had paid severance of $611,000. All three facilities were leased. The East Brunswick, New Jersey, and Citronelle, Alabama, leases have been terminated, while the Atlanta, Georgia, facility has been reconfigured and is currently being used for the manufacture of a new product line.

     The progression of the restructuring charge is summarized as follows:

	Balance		Charges to Net Earnings		Charges	Balance
	May 31,		Adjust-		Against	Feb. 29,
In thousands	2003	Payments	ments	Additions	Assets	2004
Property and equipment	$4,587	$(3,901)	$—	$—	$—	$686
Severance and employee related	6,670	(5,549)	—	—	—	1,121

Total	$11,257	$(9,450)	$—	$—	$—	$1,807

     Sales that were historically generated by the closed facilities were transferred to other Company locations except for the sales from the Itu, Brazil, facility and sales related to the painted and coated products at the Malvern, Pennsylvania, facility. There were no net sales related to the non-transferred products for the three months ended February 29, 2004, and February 28, 2003. Net sales that will not be transferred were $0 and $9,090,000 for the nine months ended February 29, 2004, and February 28, 2003, respectively. The related operating loss for these products was $0 and $359,000 for the three months ended February 29, 2004, and February 28, 2003, respectively, and $0 and $780,000 for the nine months ended February 29, 2004, and February 28, 2003, respectively.

NOTE E – Stock-Based Compensation

     The Company has stock option plans for employees and non-employee directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings since all options granted under the plans had an exercise price equal to the market value of the underlying stock on the grant date. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company is required to determine this information as if it accounted for options granted after December 31, 1994, using the fair value method prescribed by SFAS No. 123.

     The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for stock option plans using the fair value method for the periods indicated:

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
In thousands, except per share	2004	2003	2004	2003
Net earnings, as reported	$24,529	$11,331	$47,329	$59,568
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	380	369	1,139	1,106

Pro forma net earnings	$24,149	$10,962	$46,190	$58,462

Earnings per share:
Basic, as reported	$0.28	$0.13	$0.55	$0.69
Basic, pro forma	0.28	0.13	0.54	0.68
Diluted, as reported	0.28	0.13	0.55	0.69
Diluted, pro forma	0.28	0.13	0.53	0.67

NOTE F – Recently Issued Accounting Standards

     During December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. This Bulletin’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The issuance of this Bulletin did not impact the Company’s accounting policy for revenue recognition.

     During December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106. This Statement revises disclosure requirements about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. In addition, the various elements of pension and other postretirement benefit costs must be disclosed on a quarterly basis. The annual disclosure provisions of SFAS No. 132 (revised 2003) generally are effective for fiscal years ending after December 15, 2003, while the interim disclosure provisions are effective for interim periods beginning after December 15, 2003. The Company will make the required disclosures beginning with the Annual Report on Form 10-K for the year ending May 31, 2004.

     During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 was intended to provide guidance in determining whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”), or whether the variable interest model under FIN 46 should be used to account for existing and new entities. However, FIN 46 was confusing to many companies. Consequently, during December 2003, the FASB released Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies certain provisions of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. Special provisions apply to companies that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of FIN 46R for all other types of entities is required for periods ending after March 15, 2004. The Company is in the process of evaluating FIN 46R, but management does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or results of operations.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     Worthington Industries, Inc. is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of February 29, 2004, we operated 46 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in eight joint ventures, which as of February 29, 2004, operated 17 facilities worldwide. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2003, includes additional information about our company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

   Consolidated

     We posted strong results for the quarter ended February 29, 2004 (the “third quarter”), of the fiscal year ending May 31, 2004 (“fiscal 2004”). Each of our segments recorded its highest net sales and operating income of fiscal 2004 even though our third quarter is typically slower due to seasonal factors. A dramatic increase in steel prices late in the quarter led to a widening spread between average selling prices and material costs. In addition, higher sales volumes were driven by an improving United States (“U.S.”) economy, which grew at an estimated annual rate of 4.1% in the fourth quarter of calendar year 2003 according to the Bureau of Economic Analysis. Consequently, we experienced significant increases in operating income and net earnings versus the comparable quarter of the fiscal year ended May 31, 2003 (“fiscal 2003”). Some of the improvement this quarter was due to the cyclical sale of lower priced inventory in a rising price environment, and this trend normally reverses itself when prices fall. See “Results of Operations” below for a detailed discussion of our quarterly and year-to-date results on a consolidated basis and by segment.

     During the third quarter, we benefitted from the substantial completion of two major initiatives. First, our plant consolidation plan, announced during January 2002, has resulted in closed facilities and approximately $12.0 million in annualized savings. Second, we finished integrating Unimast Incorporated (together with its subsidiaries, “Unimast”) into our Metal Framing segment, which is expected to generate future savings.

     Our upcoming quarter ending May 31 (the “fourth quarter”) is typically our best due to increased seasonal demand in each segment. In addition, better industry conditions may positively impact the automotive and commercial construction sectors, our two largest customer markets. As a result of the current extraordinary pricing environment combined with an improving economy and past cost reduction efforts, we anticipate even better results for the fourth quarter of fiscal 2004.

   Processed Steel Products

     Pricing in the steel industry historically has been unpredictable, and this volatility was evident in recent months for two main reasons. First, the People’s Republic of China has experienced strong growth in steel production and demand for raw materials. This has contributed to U.S. shortages in the supply of steel scrap and coke, two key materials used in the manufacture of steel. Thus, prices have soared for these commodities, in turn raising the cost of steel. Additionally, the weakened U.S. dollar and higher transportation costs have made foreign steel more expensive than domestic steel, thereby reducing the supply of imports to meet market demand. Because of these conditions, obtaining steel is currently challenging, but our long-term relationships with the mills have been advantageous. We have been able to provide for our customer needs in virtually all cases and expect to continue to do so.

     We strive to manage the peaks and valleys associated with rapid changes in steel pricing by effectively controlling inventory. This has been a critical focus for the last several years. Our goal is to balance the positive impact of rising steel prices (when lower priced inventory on hand flows through cost of goods sold) and the negative effect of falling steel prices (when the reverse occurs). With inventory levels consistently under 60 days over the last 12 months, we have reduced some of the benefit that we might have realized in the current environment. However, we expect that our management of inventory will work in our favor on the downside of this cycle.

     Based on projections by CSM Worldwide, “Big 3” vehicle production for our fourth quarter of fiscal 2004 is expected to be flat relative to last year’s comparable quarter but up 18% from our third quarter.

   Metal Framing

     The current quarter represented the best performance by our Metal Framing segment since the Unimast acquisition more than 18 months ago. From August 2002 until just recently, we experienced a depressed commercial construction market and deteriorating spreads between average selling prices and material costs. In addition, during the quarter ended November 30 (the “second quarter”), 2003, we incurred one-time integration costs related to the Unimast acquisition. These expenses primarily were for temporary labor and repairs and maintenance of equipment and facilities. During the third quarter of fiscal 2004, we began to realize synergies from the acquisition, spreads widened and demand improved.

     The outlook for the fourth quarter of fiscal 2004 is positive. According to the U.S. Census Bureau’s index of private construction spending, commercial construction activity has begun to trend upward from five-year lows reached in December 2002. Given the rapidly changing price of steel, we have announced several price increases in the past few months. Furthermore, we have been more successful in obtaining steel than many of our smaller competitors. As a result, we are confident that we are gaining market share.

   Pressure Cylinders

     We consider the pressure cylinders market to be stable. While we have seen reduced demand for certain liquefied petroleum gas (“LPG”) cylinders due to the diminishing impact of the April 2002 regulations requiring overfill prevention devices on these cylinders, the impact has not been as significant as originally expected. Increases in total North American unit sales were offset by declines at our European facilities where the strong Euro has made it unattractive for our customers to export their products.

     For the fourth quarter of fiscal 2004, we expect total demand to rise as customers prepare for the peak spring selling season.

Results of Operations

Third Quarter - Fiscal 2004 Compared to Fiscal 2003

  Consolidated Operations

     The following table presents consolidated operating results for the periods indicated:

	Three Months Ended
	Feb. 29, 2004			Feb. 28, 2003
		%of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$558.1	100.0%	4%	$536.6	100.0%
Cost of goods sold	471.6	84.5%	0%	471.1	87.8%

Gross margin	86.5	15.5%	32%	65.5	12.2%
Selling, general and administrative expense	49.0	8.8%	6%	46.3	8.6%

Operating income	37.5	6.7%	95%	19.2	3.6%
Other income (expense):
Miscellaneous expense	(1.3)			(2.0)
Interest expense	(5.6)	-1.0%	-11%	(6.3)	-1.2%
Equity in net income of unconsolidated affiliates	8.3	1.5%	20%	6.9	1.3%

Earnings before income taxes	38.9	7.0%	119%	17.8	3.3%
Income tax expense	14.4	2.6%	122%	6.5	1.2%

Net earnings	$24.5	4.4%	117%	$11.3	2.1%

Average common shares outstanding - diluted	87.2			86.5

Earnings per share - diluted	$0.28		115%	$0.13

     A rising price environment and an improving U.S. economy drove our strong third quarter results. A widening spread between average selling prices and material costs and higher sales volumes led to a $13.2 million increase in net earnings and the corresponding $0.15 per share increase in diluted earnings per share versus the comparable quarter of fiscal 2003.

     Net sales increased $21.5 million from last year’s comparable quarter primarily due to higher volumes in all segments. Even with rising prices in Processed Steel Products compared to recent quarters, that segment’s average selling prices were below last year’s comparable quarter and partially offset the overall increase.

     Gross margin and operating income both improved as a percentage of net sales versus the comparable quarter of fiscal 2003 primarily due to a larger spread between average selling prices and material costs. We benefited from the sale of lower cost inventory as selling prices increased during the quarter. Gradually improving demand and a current quarter $3.9 million gain on the sale of certain assets obtained in our acquisition of Unimast further impacted our positive results. The gain was recorded in cost of goods sold.

     Selling, general and administrative (“SG&A”) expense rose $2.7 million from last year’s comparable quarter and increased as a percentage of net sales primarily due to higher profit sharing, which varies closely with profitability, and higher benefits expense. Together, these costs increased 36%, or $4.3 million.

     Equity in net income of unconsolidated affiliates increased $1.4 million versus the comparable quarter of fiscal 2003 primarily due to higher net sales at our two largest joint ventures, Worthington Armstrong Venture (“WAVE”) and TWB Company, LLC (“TWB”). In addition, all but one of our smaller joint ventures recorded strong earnings growth.

     Interest expense declined $0.7 million due to lower average debt balances compared to the comparable quarter last year.

 Segment Operations

     Processed Steel Products

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended
	Feb. 29, 2004			Feb. 28, 2003
		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$325.8	100.0%	1%	$321.9	100.0%
Cost of goods sold	285.4	87.6%	-2%	292.5	90.9%

Gross margin	40.4	12.4%	37%	29.4	9.1%
Selling, general and administrative expense	22.5	6.9%	10%	20.4	6.3%

Operating income	$17.9	5.5%	99%	$9.0	2.8%

Tons shipped	960		2%	941

Material cost	$210.1	64.5%	-4%	$218.8	68.0%

     Operating income increased $8.9 million from last year’s comparable quarter due to a widening of the spread between average selling prices and material costs. As previously stated, we benefited from the sale of lower cost inventory as selling prices increased during the quarter. However, this quarter’s improvement has only partially alleviated the spread erosion from the past two years. In fact, the current quarter was the first in over two years with a greater average spread than the same quarter in the prior year. Better results at our Decatur, Alabama, facility contributed approximately one-third of the increase in operating income. Although the performance of this facility may improve in the short run due to the steel pricing environment, it may not produce returns in excess of our cost of capital in its current configuration. Consequently, we continue to explore all options for this facility. A $3.9 million increase in total third quarter net sales was driven by the modest increase in tons shipped. Average selling prices increased from recent quarters but declined compared to the comparable quarter of fiscal 2003. Higher profit sharing was responsible for the increase in SG&A in dollars and as a percentage of net sales.

     Metal Framing

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended
	Feb. 29, 2004			Feb. 28, 2003
		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$147.0	100.0%	9%	$135.0	100.0%
Cost of goods sold	118.6	80.7%	4%	114.3	84.7%

Gross margin	28.4	19.3%	37%	20.7	15.3%
Selling, general and administrative expense	15.4	10.5%	-8%	16.7	12.3%

Operating income	$13.0	8.8%	225%	$4.0	3.0%

Tons shipped	184		7%	172

Material cost	$80.3	54.6%	3%	$77.9	57.7%

     Operating income increased $9.0 million from the comparable quarter of fiscal 2003. Higher volumes and a widening spread between average selling prices and material costs contributed $4.8 million and $2.8 million, respectively, to the increase in operating income. In addition, during the current quarter, we recorded in cost of goods sold a $3.9 million gain on the sale of certain assets obtained in our acquisition of Unimast. Net sales increased $12.0 million versus last year’s comparable quarter primarily due to the increase in tons shipped. Demand gradually improved throughout the quarter in a still depressed commercial construction market.

     Pressure Cylinders

     The following table presents a summary of operating results for the periods indicated:

	Three Months Ended
	Feb. 29, 2004			Feb. 28, 2003
		% of	%		% of
In millions, except units in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$81.4	100.0%	8%	$75.7	100.0%
Cost of goods sold	64.3	79.0%	7%	60.2	79.5%

Gross margin	17.1	21.0%	10%	15.5	20.5%
Selling, general and administrative expense	9.1	11.2%	10%	8.3	11.0%

Operating income	$8.0	9.8%	11%	$7.2	9.5%

Units shipped	3,573		3%	3,464

Material cost	$34.3	42.1%	5%	$32.8	43.3%

     Operating income rose $0.8 million from last year’s comparable quarter due to an increase in North American volumes, a shift in product mix to higher margin products and manufacturing improvements in Europe. Net sales increased $5.7 million for the third quarter of fiscal 2004. European net sales rose 15%, or $3.2 million, while North American net sales improved 5%, or $2.5 million. Despite a decline in European volumes of 11%, or $0.7 million, a weakened U.S. dollar increased European reported net sales and operating income by $3.8 million and $0.3 million, respectively. Higher demand for non-refillable refrigerant cylinders drove the increase in North American net sales. SG&A expense increased versus the comparable quarter of fiscal 2003 primarily due to higher benefits expense.

Year-to-Date – Fiscal 2004 Compared to Fiscal 2003

  Consolidated Operations

     The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended
	Feb. 29, 2004			Feb. 28, 2003
		%of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$1,596.2	100.0%	-2%	$1,630.0	100.0%
Cost of goods sold	1,393.4	87.3%	0%	1,394.7	85.6%

Gross margin	202.8	12.7%	-14%	235.3	14.4%
Selling, general and administrative expense	135.9	8.5%	-3%	139.8	8.5%
Restructuring credit	—	—		(5.6)	-0.3%

Operating income	66.9	4.2%	-34%	101.1	6.2%
Other income (expense):
Miscellaneous expense	(1.8)			(5.6)
Nonrecurring loss	—			(5.4)
Interest expense	(16.7)	-1.0%	-11%	(18.8)	-1.2%
Equity in net income of unconsolidated affiliates	24.6	1.5%	9%	22.5	1.4%

Earnings before income taxes	73.0	4.6%	-22%	93.8	5.8%
Income tax expense	25.7	1.6%	-25%	34.2	2.1%

Net earnings	$47.3	3.0%	-21%	$59.6	3.7%

Average common shares outstanding - diluted	86.7			86.6

Earnings per share - diluted	$0.55		-20%	$0.69

     Despite a strong third quarter, our results were down for the first nine months of fiscal 2004 compared to the comparable period of fiscal 2003. A reduced spread between average selling prices and material costs was reflected in the $12.3 million decrease in net earnings and the corresponding $0.14 per share decrease in diluted earnings per share.

     Net sales decreased $33.8 million from the comparable period of fiscal 2003 primarily due to lower average selling prices in our Processed Steel Products and Metal Framing segments. Higher Metal Framing volumes partially offset the overall decline.

     Reductions in both gross margin and operating income as a percentage of net sales during the first nine months of fiscal 2004 primarily were due to the lower spread between average selling prices and material costs, especially in Metal Framing. However, higher Metal Framing volumes and a $3.9 million gain on the sale of certain assets obtained in our acquisition of Unimast, recorded in cost of goods sold during the third quarter of fiscal 2004, partially offset the total decrease.

     In addition, SG&A expense fell $3.9 million versus the comparable period of fiscal 2003. Most of this decrease was due to the impact of lower earnings on profit sharing expense, which declined 18%, or $4.3 million.

     During the second quarter of fiscal 2003, we recorded a favorable pre-tax adjustment of $5.6 million to the restructuring charge originally recorded during the quarter ended February 28, 2002, for the consolidation and closure of facilities. This credit was the result of higher-than-estimated proceeds from the sale of real estate at our former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves, partially offset by estimated charges for the announced closure of three additional facilities. See “Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note D – Restructuring Expense” for more information.

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

     Interest expense declined $2.1 million due to lower average debt balances compared to the first nine months of fiscal 2003.

     Equity in net income of unconsolidated affiliates increased $2.1 million compared to last year’s comparable period primarily due to higher net sales at WAVE. Aegis Metal Framing, LLC also contributed to the overall increase. In addition, the increase in our ownership interest in TWB from 33% to 50% during fiscal 2003 resulted in a $0.9 million increase in our equity in the net income of TWB for the first nine months of fiscal 2004.

     We increased our estimated effective income tax rate to 37.0% for fiscal 2004 from 36.5% for fiscal 2003 primarily due to changes in state and local income taxes. However, based on our analysis of deferred taxes and tax contingency related accruals, a $1.4 million adjustment to estimated deferred income taxes reduced income tax expense during the second quarter of fiscal 2004.

     On June 27, 2003, Worthington Steel Company (“Worthington Steel”) joined with Bainbridge Steel, LLC (“Bainbridge”), an affiliate of Viking Industries, a qualified minority business enterprise (MBE), to form Viking & Worthington Steel Enterprise, LLC (“VWS”), an unconsolidated joint venture. Worthington Steel contributed $0.49 million for a 49% interest in VWS, and Bainbridge contributed $0.51 million for a 51% interest. On that same date, VWS obtained acquisition financing and purchased substantially all of the steel processing assets of Valley City Steel, LLC, located in Valley City, Ohio, for approximately $5.7 million. Bainbridge will manage the operations of the joint venture, and Worthington Steel will provide assistance in operations, sales and marketing. VWS is qualified and operates as an MBE.

     Spartan Steel Coating, LLC (“Spartan”) is a 52%-owned consolidated joint venture with SeverStal North America, Inc. (“SeverStal”), as successor to Rouge Steel. Spartan operates a cold-rolled, hot-dipped galvanizing facility in Monroe, Michigan. In October 2003, Rouge Industries, Inc. and its subsidiaries (“Rouge”) voluntarily filed for Chapter 11 bankruptcy protection. In January 2004, SeverStal purchased substantially all of Rouge’s assets, including its investment in Spartan. This has significantly reduced the risk of disruption to Spartan’s operations.

Segment Operations

     Processed Steel Products

     The following table presents a summary of operating results for the periods indicated:

	Nine Months Ended
	Feb. 29, 2004			Feb. 28, 2003
		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$934.3	100.0%	-6%	$993.5	100.0%
Cost of goods sold	832.3	89.1%	-5%	875.7	88.1%

Gross margin	102.0	10.9%	-13%	117.8	11.9%
Selling, general and administrative expense	62.2	6.6%	-2%	63.2	6.4%
Restructuring credit	—	—		(8.7)	-0.9%

Operating income	$39.8	4.3%	-37%	$63.3	6.4%

Tons shipped	2,776		-5%	2,921

Material cost	$611.9	65.5%	-5%	$644.3	64.9%

     Operating income declined $23.5 million compared to the first nine months of fiscal 2003. Most of the decrease was due to a smaller spread between average selling prices and material costs, which reduced operating income by $12.5 million. In addition, we recorded an $8.7 million restructuring credit during the second quarter of fiscal 2003. A strong third quarter of fiscal 2004 partially offset the weaker results from earlier in the year. The $59.2 million decrease in net sales versus last year’s comparable period was driven by lower average selling prices, which fell 1%, or $37.4 million. A reduction in overall volumes of 5%, or $21.7 million, was consistent with lower automotive sector production early in fiscal 2004 and further contributed to the decline. Freight expenses, which dropped $5.2 million, and other operating expenses fell in proportion to the decline in volumes to partially offset the decrease in operating income.

     Metal Framing

     The following table presents a summary of operating results for the periods indicated:

	Nine Months Ended
	Feb. 29, 2004			Feb. 28, 2003
		% of	%		% of
In millions, except tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$430.5	100.0%	8%	$399.9	100.0%
Cost of goods sold	374.5	87.0%	15%	326.4	81.6%

Gross margin	56.0	13.0%	-24%	73.5	18.4%
Selling, general and administrative expense	45.8	10.6%	-8%	49.6	12.4%
Restructuring expense	—	—		1.6	0.4%

Operating income	$10.2	2.4%	-54%	$22.3	5.6%

Tons shipped	574		13%	506

Material cost	$259.5	60.3%	15%	$225.4	56.4%

     Operating income declined $12.1 million versus the comparable period of fiscal 2003. Compression in the spread between average selling prices and material costs had a negative impact of $35.4 million, even with the improvement during the current quarter. Higher sales volumes partially offset the decrease in operating income by $22.3 million. In addition, during the third quarter of fiscal 2004, we recorded in cost of goods sold a $3.9 million gain on the sale of certain assets obtained in our acquisition of Unimast. Furthermore, during the second quarter of fiscal 2004, we incurred approximately $4.0 million in additional costs related to the integration of Unimast. These expenses primarily related to temporary labor and repairs and maintenance costs for equipment and facilities. Even though we operated in a depressed commercial construction market, net sales increased $30.6 million versus last year’s first nine months due to an increase in tons shipped of 13%, or $62.3 million. The increase in volumes included the impact of a full nine months of Unimast activity in fiscal 2004 compared to only seven months during the comparable prior year period. A decrease in average selling prices of 5%, or $31.7 million, partially offset the overall increase in net sales. The prior year included a $1.6 million restructuring charge related to the closure of two facilities.

     Pressure Cylinders

     The following table presents a summary of operating results for the periods indicated:

	Nine Months Ended
	Feb. 29, 2004			Feb. 28, 2003
		% of	%		% of
In millions, except units in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$220.4	100.0%	-2%	$225.3	100.0%
Cost of goods sold	176.9	80.3%	-1%	178.6	79.3%

Gross margin	43.5	19.7%	-7%	46.7	20.7%
Selling, general and administrative expense	25.1	11.4%	3%	24.3	10.8%
Restructuring expense	—	—		1.4	0.6%

Operating income	$18.4	8.3%	-12%	$21.0	9.3%

Units shipped	9,414		-9%	10,341

Material cost	$93.4	42.4%	-5%	$98.6	43.8%

     Operating income decreased $2.6 million from last year’s comparable period. In Europe, higher conversion expenses were partially offset by a widening spread between average selling prices and material costs. Declining spreads and lower volumes in North America also contributed to the overall decline. Total net sales decreased $4.9 million for the first nine months of fiscal 2004 due to a 5%, or $7.3 million, decline in North American net sales. North American LPG cylinder sales volumes fell during early fiscal 2004 due to the diminishing impact of the April 2002 regulations requiring overfill prevention devices on certain LPG cylinders. Strong demand for non-refillable refrigerant cylinders in the third quarter of fiscal 2004 alleviated some of the shortfall. However, European net sales increased 4%, or $2.4 million, from last year’s comparable period. Although European volumes decreased 25%, or $8.8 million, a weakened U.S. dollar increased reported net sales by $9.6 million and increased European operating income by $0.5 million. SG&A expense increased versus the comparable period of fiscal 2003 primarily due to higher benefits expense. In addition, the second quarter of fiscal 2003 included a $1.4 million restructuring charge.

Liquidity and Capital Resources

     In the first nine months of fiscal 2004, we generated $62.3 million in cash from operating activities, representing a $52.7 million decrease from the comparable period of fiscal 2003. The decline primarily was due to reduced utilization of our accounts receivable securitization (“A/R securitization”) facility and lower net earnings.

     Consolidated net working capital of $218.5 million at February 29, 2004, increased $30.4 million from May 31, 2003. Higher accounts receivable resulting from a $70.0 million reduction in our A/R securitization facility and higher inventories were partially offset by an increase in accounts payable and the collection of income tax refunds. The increases in inventories and accounts payable were driven by higher average raw material prices.

     Our major investing and financing activities during the first nine months of fiscal 2004 included disbursing $41.3 million in dividends to shareholders and spending $23.6 million on capital projects. These transactions were funded by the cash flows from our operations, $6.8 million from issuance of shares of common stock related to the exercise of stock options, $5.0 million from the sale of assets related to our restructuring efforts and the aforementioned sale of certain Metal Framing assets, and $3.0 million from short-term borrowings.

     Capital spending in our three reportable segments during the first nine months of fiscal 2004 primarily was for maintenance of existing fixed assets and included the following: $4.8 million in our Processed Steel Products segment; $8.4 million in our Metal Framing segment; and $1.9 million in our Pressure Cylinders segment. In our Other category, $5.1 million of the $8.5 million in capital spending was related to a new corporate headquarters. In addition, during the third quarter we spent $2.6 million as we began implementing a new enterprise resource planning (“ERP”) system that is expected to cost incrementally approximately $35.0 million over the next three years. The total cost of the ERP system is projected to add $21.0 million to capital spending and $14.0 million to SG&A over the life of the project. We expect to spend approximately $7.0 million during the fourth quarter of fiscal 2004, of which approximately $5.0 million will be capitalized. For the fiscal year ended May 31, 2005, we expect similar costs, with approximately $6.0 million capitalized of approximately $10.0 million in total costs. Even with this project, our annual capital spending, barring acquisitions, should remain below our annual depreciation expense.

     Our disciplined capital spending allows us to consistently achieve various financial goals, which include using funds generated from operations to reduce debt, to pay a quarterly dividend and to retain our investment grade credit rating.

     Our liquidity needs are met by a $235.0 million long-term revolving credit facility, a $190.0 million revolving A/R securitization facility and the uncommitted short-term lines of credit. Pursuant to the terms of the A/R securitization facility, which was renewed on November 25, 2003, for an additional 364-day term, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. We believe additional risk of loss is minimal because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers and certain reserve amounts. Also, because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of February 29, 2004, a $70.0 million undivided interest in this pool had been sold, which decreased from $140.0 million at May 31, 2003. Facility fees of $1.3 million and $2.5 million were incurred during the first nine months of fiscal 2004 and fiscal 2003, respectively, and were recorded as miscellaneous expense. Facility fees declined due to a $70.0 million reduction in the utilization of our A/R securitization facility.

     We have a $235.0 million credit facility, provided by a group of 15 banks, which matures in May 2007. During December 2003, we increased the total of our two short-term uncommitted lines of credit to $40.0 million from $30.0 million. During February 2004, we added a new $15.0 million short-term uncommitted line of credit and reduced the borrowing capacity on one of our two existing short-term uncommitted lines of credit from $20.0 million to $10.0 million. Thus, we now have three short-term uncommitted lines of credit totaling $45.0 million. These lines supplement our short-term liquidity and allow us to reduce short-term borrowing costs. At February 29, 2004, we had no borrowings outstanding under the revolving credit facility and $4.0 million outstanding under one of the short-term uncommitted lines of credit.

     At February 29, 2004, our total debt was $294.0 million compared to $292.0 million at the end of fiscal 2003. Our debt to total capitalization ratio of 31.0% at February 29, 2004, decreased slightly from the 31.5% ratio at the end of fiscal 2003. We expect our total debt to remain relatively stable during the fourth quarter of fiscal 2004. We expect to increase our utilization of the A/R securitization facility during the fourth quarter to meet our increasing working capital needs, which will be driven by rising steel prices and higher sales volumes.

     We will continue to assess acquisition opportunities as they arise. Additional financing may be required if we decide to make further acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that additional financing, if necessary, will be available on satisfactory terms. Absent acquisitions, we anticipate that cash flows from operations and unused short-term borrowing capacity will be sufficient to fund expected normal operating costs, dividends, working capital and capital expenditures for our existing businesses.

Dividend Policy

     Dividends are declared at the discretion of our Board of Directors. We paid a quarterly dividend of $0.16 per share during the third quarter of fiscal 2004. In addition, a quarterly dividend of $0.16 per share was declared during the third quarter of fiscal 2004 and paid during March 2004. Our Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which are deemed relevant.

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

Recently Issued Accounting Standards

     During December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. This Bulletin’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The issuance of this Bulletin did not impact our accounting policy for revenue recognition.

     During December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106. This Statement revises disclosure requirements about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. In addition, the various elements of pension and other postretirement benefit costs must be disclosed on a quarterly basis. The annual disclosure provisions of SFAS No. 132 (revised 2003) generally are effective for fiscal years ending after December 15, 2003, while the interim disclosure provisions are effective for interim periods beginning after December 15, 2003. We will make the required disclosures beginning with our Annual Report on Form 10-K for the year ending May 31, 2004.

     During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 was intended to provide guidance in determining whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”), or whether the variable interest model under FIN 46 should be used to account for existing and new entities. However, FIN 46 was confusing to many companies. Consequently, during December 2003, the FASB released Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies certain provisions of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. Special provisions apply to companies that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of FIN 46R for all other types of entities is required for periods ending after March 15, 2004. We are in the process of evaluating FIN 46R, but we do not expect the adoption of FIN 46R to have a material impact on our financial position or results of operations.

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

     Allowance for Doubtful Accounts Receivable: Our allowance for doubtful accounts receivable is estimated to cover the risk of loss related to our accounts receivable, including the risk associated with our retained interest in the pool of receivables sold through our A/R securitization facility. This allowance is maintained at a level that we consider appropriate based on historical and other factors that affect collectibility. These factors include: historical trends of charge-offs, recoveries and credit losses; credit portfolio quality; and current and projected economic and market conditions. General weakness in the economy during the last few years has led to bankruptcy filings by some of our customers. As we monitor our credit portfolio, we identify customers that have filed or may potentially file for bankruptcy, and we adjust our allowance accordingly. While we believe our allowance is adequate, deterioration in economic conditions could adversely impact our future earnings.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

     Market risks have not changed significantly from those disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The management of the registrant, with the participation of the registrant’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the registrant’s third fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the registrant’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the registrant’s third fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of the registrant, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

     There were no significant changes during the registrant’s third fiscal quarter covered by this Quarterly Report on Form 10-Q in the registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

     Various legal actions, which generally have arisen in the ordinary course of business, are pending against the registrant and its subsidiaries. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on the registrant and its subsidiaries.

Item 6. - Exhibits and Reports on Form 8-K

Exhibits

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

On January 22, 2004, the registrant filed a Current Report on Form 8-K dated January 22, 2004, reporting under “Item 5 – Other Events and Regulation FD Disclosure”, that on January 22, 2004, the registrant issued a press release announcing the appointment of John S. Christie as Chief Financial Officer of the registrant effective January 22, 2004.

On March 17, 2004, the registrant furnished information to the Securities and Exchange Commission on a Current Report on Form 8-K dated March 17, 2004, reporting under “Item 12 – Results of Operations and Financial Condition”, that on March 17, 2004, the registrant issued a press release announcing results for its third quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.
Date: April 8, 2004	By:	/s/ John S. Christie
John S. Christie,
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)	Filed herewith.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith.