Form 10-K
period 2004-05-31
WORTHINGTON INDUSTRIES INC
filed 2004-08-16
CIK 108516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

YES ☒ NO ☐

Based upon the closing price of the Common Shares on November 28, 2003, as reported on the New York Stock Exchange composite tape (as reported by The Wall Street Journal), the aggregate market value of the Common Shares (the only common equity) held by non-affiliates of the Registrant as of such date was approximately $983,340,000.

The number of Common Shares issued and outstanding as of August 5, 2004, was 87,309,123.

DOCUMENT INCORPORATED BY REFERENCE

Selected portions of the Registrant’s Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 30, 2004, are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

     Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can often be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, “intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

•	future estimated or expected earnings, charges, working capital, sales, operating results, earnings per share or the earnings impact of certain matters;

•	pricing trends for raw materials and finished goods;

•	anticipated capital expenditures and asset sales;

•	projected timing, results, costs, charges and expenditures related to asset transfers, facility dispositions, shutdowns and consolidations;

•	new products and markets;

•	expectations for the economy and markets; and

•	other non-historical trends.

     Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing, changes in product mix and market acceptance of products;

•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by operations;

•	effects of facility closures and the consolidation of operations;

•	the ability to realize price increases, cost savings and operational efficiencies on a timely basis;

•	the ability to integrate newly acquired businesses and achieve synergies therefrom;

•	the timing of and changes to matters related to the segregation of the retained and sold assets of the Decatur, Alabama, facility;

•	capacity levels and efficiencies within our facilities and within the industry as a whole;

•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;

•	the effect of national, regional and worldwide economic conditions generally and within our major product markets, including a prolonged or substantial economic downturn;

•	the effect of adverse weather on facility and shipping operations;

•	changes in customer spending patterns and supplier choices and risks associated with doing business internationally, including economical, political and social instability and foreign currency exposure;

•	acts of war and terrorist activities;

•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;

•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;

•	level of imports and import prices in our markets;

•	the impact of governmental regulations, both in the United States and abroad; and

•	other risks described from time to time in filings with the Securities and Exchange Commission.

     Any forward-looking statements in this Form 10-K are based on current information as of the date of this Form 10-K, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I

Item 1. – Business

General Overview

     Worthington Industries, Inc., an Ohio corporation (individually, the “Registrant” or “Worthington Industries” or, together with its subsidiaries, “Worthington”), is headquartered in Columbus, Ohio. Founded in 1955, Worthington is primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products such as metal framing, pressure cylinders, automotive part stampings and, through joint ventures, metal ceiling grid systems and laser welded blanks. Worthington currently operates 44 manufacturing facilities worldwide and holds equity positions in eight joint ventures, which operate an additional 17 manufacturing facilities worldwide.

     Worthington Industries maintains an Internet website at www.worthingtonindustries.com. (This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ website into this Annual Report on Form 10-K.) We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

     We report our operations in three principal business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. The Processed Steel Products segment includes The Worthington Steel Company business unit (“Worthington Steel”) and The Gerstenslager Company business unit (“Gerstenslager”). The Metal Framing segment is comprised of the Dietrich Industries, Inc. business unit (“Dietrich”). The Pressure Cylinders segment consists of the Worthington Cylinder Corporation business unit (“Worthington Cylinders”). Worthington holds equity positions in eight joint ventures, further identified below under the subheading “Joint Ventures”. Two of our joint ventures are consolidated into our consolidated financial statements which are included in “Item 8. – Financial Statements and Supplementary Data.” During the fiscal year ended May 31, 2004 (“fiscal 2004”), our Processed Steel Products, Metal Framing and Pressure Cylinders segments served over 1,200, 2,400 and 3,450 customers, respectively, located primarily in the United States. Foreign sales account for less than 10% of consolidated net sales and are comprised primarily of sales to customers in Canada and Europe. No single customer accounts for over 10% of our consolidated net sales. Our reportable business segments offer different products and services to the same customer base.

     On May 27, 2004, we signed an agreement to sell our Decatur facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $82.0 million cash while retaining the slitting and cut-to-length assets and net working capital. The transaction closed effective as of August 1, 2004. For further discussion on this matter, see “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Processed Steel Products

     Our Processed Steel Products segment consists of two business units, Worthington Steel and Gerstenslager. For fiscal 2004, the fiscal year ended May 31, 2003 (“fiscal 2003”), and the fiscal year ended May 31, 2002 (“fiscal 2002”), the percentage of consolidated net sales generated by our Processed Steel Products segment was 57.7%, 60.5% and 64.9%, respectively.

     Both Worthington Steel and Gerstenslager are intermediate processors of flat-rolled steel. Worthington Steel occupies a niche in the steel industry by focusing on products requiring exact specifications. These products typically cannot be supplied as efficiently by steel mills or steel end-users. We believe that Worthington Steel is one of the largest independent flat-rolled steel processors in the United States. Gerstenslager is a leading independent supplier of automotive quality exterior body panels to the North American automotive original equipment and past model service markets. Gerstenslager’s strength is its ability to handle a large number of past model service and current model production automotive and heavy-duty truck body parts.

     Our Processed Steel Products segment operates 10 manufacturing facilities throughout the United States and one consolidated joint venture, Spartan Steel Coating, LLC (“Spartan”). We serve over 1,200 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, farm implement, HVAC, container and aerospace markets. During fiscal 2004, no single customer represented greater than 10% of net sales for the segment.

     Worthington Steel buys coils of steel from major integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. Our computer-aided processing capabilities include, among others:

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel to specific widths;

•	cold reduction, which achieves close tolerances of thickness and temper by rolling;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dipped process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	cutting-to-length, which cuts flattened steel to exact lengths;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances for steel;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	CleanCoat™, a dry lubrication process; and

•	configured blanking, by which steel is stamped into specific shapes.

     Worthington Steel also “toll processes” steel for steel mills, large end-users, service centers and other processors. Toll processing is different from our typical steel processing because the mill or end-user retains title to the steel and has the responsibility for selling the end product. Toll processing enhances Worthington’s participation in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

     Gerstenslager stamps, assembles, primes and packages exterior automotive body parts and panels. We primarily own the steel used in our Gerstenslager operations but occasionally process consigned material, similar to toll processing. Gerstenslager processes a large number of past model service and current model production automotive and heavy-duty truck parts, managing over 3,000 finished good part numbers and over 25,000 die/fixture sets.

     The Processed Steel Products industry is fragmented and highly competitive. We compete with many other independent intermediate processors and, with respect to automotive stamping, captive processors owned by the automotive companies, independent tier-one suppliers of current model components and a number of smaller competitors. We compete primarily on the basis of product quality, our ability to meet delivery requirements and price. Our technical service and support for material testing and customer specific applications enhance the quality of our products. However, we have not quantified the extent to which our technical service capability has improved our competitive position. See “Item 1. – Business – Technical Services.” We believe that our ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers, suppliers, and one another. Again, we have not quantified the extent to which plant location has impacted our competitive position. Our processed steel products are priced competitively, primarily based on market factors including, among other things, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

     On May 27, 2004, we entered into an agreement to sell our Decatur, Alabama, facility and its cold rolling assets to Nucor Corporation. This transaction closed on August 1, 2004. For further discussion on this matter, see “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

     We use our “Worthington Steel” and “Gerstenslager” trade names in our Processed Steel Products segment, and we use the unregistered trademark “CleanCoat™” in connection with our dry lubrication process. We intend to continue the use of our intellectual property. The “CleanCoat™” trademark is important to our Processed Steel Products segment, but we do not consider it material.

Metal Framing

     Our Metal Framing segment consists of one business unit, Dietrich, which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States. For fiscal 2004, fiscal 2003 and fiscal 2002, the percentage of consolidated net sales generated by our Metal Framing segment was 27.8%, 24.3% and 17.5%, respectively.

     Our Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other metal framing accessories. Some of our specific products include “TradeReady®” Floor Systems, “Spazzer®” bars, “Clinch-On®” metal corner bead and trim and “Ultra Span®” trusses through our unconsolidated joint venture, Aegis Metal Framing, LLC (“Aegis”).

     Our Metal Framing segment has 27 operating facilities located throughout the United States. We believe that Dietrich is the largest national supplier of metal framing products and supplies, supplying approximately halfAssumed to be a 1.25-1.3B market. of the metal framing products sold in the United States. We have over 2,400 customers, primarily consisting of wholesale distributors, commercial and residential building contractors, and big box material retailers. During fiscal 2004, two customers represented 26% of net sales for the segment, while no other customer represented more than 4% of net sales for the segment.

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

     Dietrich uses the registered trademarks “Spazzer®”, “TradeReady®” and “Clinch-On®.” The “Spazzer®” trademark is used in connection with wall component products that are the subject of two United States patents, four pending United States patent applications and several pending foreign patent applications. The trademark “TradeReady®” is used in connection with floor system products that are the subject of two United States patents, three foreign patents, three pending United States patent applications and five pending foreign patent applications. The “Clinch-On®” trademark is used in connection with corner bead and metal trim products for gypsum wallboard that are subject to United States patents. Aegis, an unconsolidated joint venture, uses the “Ultra-Span®” registered trademark in connection with certain patents for proprietary roof trusses. We intend to continue to use and renew each of our registered trademarks. Dietrich also has a number of other patents and trade names relating to specialized products. Although trademarks, trade names and patents are important to our Metal Framing segment, none is considered material.

Pressure Cylinders

     Our Pressure Cylinders segment consists of one business unit, Worthington Cylinders. For fiscal 2004, fiscal 2003, and fiscal 2002, the percentage of consolidated net sales generated by Worthington Cylinders was 13.8%, 14.5% and 16.8%, respectively.

     Worthington Cylinders operates six manufacturing facilities, three in Ohio and one each in Austria, Canada and Portugal. The segment also operates one consolidated joint venture, Worthington Cylinders a.s., in the Czech Republic.

     Our Pressure Cylinders segment produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders, and high-pressure and industrial/specialty gas cylinders. Our LPG cylinders are sold to manufacturers, distributors and/or mass merchandisers and are used for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Refrigerant cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. High-pressure and industrial/specialty gas cylinders are sold primarily to gas producers and distributors as containers for gases used in: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers, and non-refillable cylinders for “Balloon Time®” helium kits. While a large percentage of our cylinder sales are made to major accounts, Worthington Cylinders has over 3,450 customers. During fiscal 2004, one customer represented 9% of net sales for the segment, while no other single customer represented more than 6% of net sales for the segment.

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

     Worthington Cylinders has two principal domestic competitors and several smaller foreign competitors in its major low-pressure cylinder markets; however we believe that we have the largest domestic market share. In our high-pressure cylinder market, we compete against two principal domestic competitors and nine European competitors. We believe that we have the leading market share of the European industrial gas cylinder market and the European non-refillable refrigerant cylinder market. As with our other segments, we compete on the basis of service, price and quality.

     Our Pressure Cylinders segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market our low-pressure helium balloon kits. We intend to continue to use and renew our registered trademark. We also hold domestic and foreign patents applicable to the non-refillable valve used for our refrigerant cylinders. This intellectual property is important to our Pressure Cylinders segment, but is not considered material.

Segment Financial Data

     Financial information for our segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Industry Segment Data.”

Financial Information About Geographic Areas

     Foreign operations and exports represent less than 10% of our production and consolidated net sales. Summary information about our foreign operations is set forth in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties.” For fiscal 2004 and fiscal 2003, we had operations in North America and Europe and prior years also included operations in South America. Net sales by geographic region are provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Industry Segment Data.”

Suppliers

     In fiscal 2004, we purchased over 3.5 million tons of steel for use as raw material for our Processed Steel Products, Pressure Cylinders and Metal Framing segments. We purchase steel in large quantities at regular intervals from major primary producers, both domestic and foreign. In our Processed Steel Products segment, we primarily purchase and process steel based on specific customer orders and do not typically purchase steel for inventory. Our Metal Framing and Pressure Cylinders segments purchase steel to meet our production schedules. Our raw materials are purchased in the open market on a negotiated spot market basis at prevailing market prices, we also enter into long-term contracts, some of which have fixed pricing. During fiscal 2004, our major suppliers of steel were, in alphabetical order: Gallatin Steel Company; International Steel Group; Ispat Inland, Inc.; North Star BlueScope Steel LLC; Nucor Corporation; Severstal North America, Inc.; US Steel Corporation; and WCI Steel, Inc. Alcoa Inc. was our primary aluminum supplier for our Pressure Cylinders segment in fiscal 2004. We believe that our supplier relationships are good.

Technical Services

     We employ a staff of engineers and other technical personnel and maintain fully equipped modern laboratories to support our operations. These facilities enable us to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of our raw materials and products. Technical service personnel also work in conjunction with our sales force to determine the types of flat-rolled steel required for our customers’ particular needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. To provide these services, we maintain a continuing program of developmental engineering with respect to the characteristics and performance of our products under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the U.S. Department of Transportation, Transport Canada and other associated agencies, along with International Organization for Standardization (ISO), and customer requirements. All design work complies with current local and national building code requirements. Our ICBO (International Conference of Building Officials) accredited product-testing laboratory supports these design efforts.

Employees

     As of May 31, 2004, we employed approximately 6,700 employees in our operations, excluding unconsolidated joint ventures, approximately 11% of whom were covered by collective bargaining agreements. We believe that we have good relationships with our employees.

Joint Ventures

     As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, we participate in two consolidated and six unconsolidated joint ventures.

     Consolidated

•	Spartan Steel Coating, LLC, a 52%-owned consolidated joint venture with Severstal North America, Inc., operates a cold-rolled, hot-dipped galvanizing facility in Monroe, Michigan.

•	Worthington Cylinders a.s., a 51%-owned consolidated joint venture with a local Czech Republic entrepreneur, operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

     Unconsolidated

•	Acerex, S.A. de C.V. (“Acerex”), a 50%-owned joint venture with Hylsa S.A. de C.V., operates a steel processing facility in Monterrey, Mexico.

•	Aegis Metal Framing, LLC, a 60%-owned joint venture with MiTek Industries, Inc., headquartered in Chesterfield, Missouri, offers light gauge metal component manufacturers and contractors design, estimating and management software, a full line of metal framing products and integrated professional engineering services.

•	TWB Company, LLC (“TWB”), a 50%-owned joint venture with ThyssenKrupp Steel North America, Inc., produces laser welded blanks for use in the automotive industry for products such as inner-door panels. TWB operates facilities in Monroe, Michigan; Columbus, Indiana; and Saltillo, Mexico.

•	Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong World Industries, Inc., is one of the three leading global manufacturers of suspended ceiling systems for concealed and lay-in panel ceilings. WAVE operates facilities in Sparrows Point, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Malvern, Pennsylvania; Shanghai, China; Team Valley, United Kingdom; Valenciennes, France; and Madrid, Spain.

•	Worthington Specialty Processing (“WSP”), a 50%-owned general partnership with U.S. Steel Corporation (“U.S. Steel”) in Jackson, Michigan, operates primarily as a toll processor for U.S. Steel.

•	Viking & Worthington Steel Enterprise, LLC (“VWS”), a 49%-owned joint venture with Bainbridge Steel, LLC (“Bainbridge”), an affiliate of Viking Industries, LLC, operates a steel processing facility in Valley City, Ohio, and is a qualified minority business enterprise.

     See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about Worthington’s participation in unconsolidated joint ventures.

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

Item 2. – Properties

General

     In October 2003, we moved our principal corporate offices, as well as the corporate offices for Worthington Cylinders and Worthington Steel, into a leased three-story office building in Columbus, Ohio. The prior corporate office space on Dearborn Drive now accommodates our Information Technology and Training Departments. As of May 31, 2004, we owned or leased a total of approximately 10,250,000 square feet of space for our operations, of which approximately 9,700,000 square feet is devoted to manufacturing, product distribution and sales offices. Our major leases contain renewal options for periods of up to ten years. For information concerning our rental obligations, see the discussion of contractual obligations under “Item 7. – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Operating Leases.” We believe that our distribution and office facilities are well maintained, are suitable and provide adequate space for our operations.

     Excluding our unconsolidated joint ventures, we have 44 manufacturing facilities and two warehouses. All of our facilities are well maintained and in good operating condition, and we believe they are sufficient to meet our current needs.

Processed Steel Products

     The Processed Steel Products segment operates 10 manufacturing facilities, all of which are owned. These facilities are located in Alabama, Indiana, Kentucky, Maryland, Michigan and Ohio (5). This segment also maintains a warehouse in Columbus, Ohio. This segment also includes Spartan, our consolidated joint venture in Michigan.

Metal Framing

     The Metal Framing segment operates 27 facilities. These facilities are located in Arizona (2), California (2), Colorado, Florida (4), Georgia (2), Hawaii, Illinois, Indiana (3), Kansas, Maryland, Massachusetts, New Jersey, Ohio (3), South Carolina, Texas (2) and Washington. Of these facilities, 13 are leased and 14 are owned. This segment also leases administrative offices in Pittsburgh and Blairsville, Pennsylvania.

Pressure Cylinders

     The Pressure Cylinders segment operates six fully-owned, manufacturing facilities. These facilities are located in Ohio (3), Austria, Canada and Portugal. This segment also operates an owned, consolidated joint venture facility in the Czech Republic and leases a manufacturing facility in Portugal.

Joint Ventures

     Our joint ventures operate 17 manufacturing facilities, including those mentioned above. These facilities are located in Ohio, Indiana, Maryland, Michigan (4), Missouri, Nevada, and Pennsylvania domestically, and in China, the Czech Republic, France, Mexico (2), Spain and the United Kingdom. Ten of these facilities are leased, and seven are owned, three of which are subject to mortgages in favor of the joint venture’s lender. See “Item 1. – Business – Joint Ventures.”

Item 3. – Legal Proceedings

     Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on Worthington.

Item 4. – Submission of Matters to a Vote of Security Holders

     None.

Supplemental Item. – Executive Officers of the Registrant

     The following table lists the names, positions held and ages of the Registrant’s executive officers as of May 31, 2004:

			Present Office
Name	Age	Position(s) with the Registrant	Held Since
John P. McConnell	50	Chairman of the Board and Chief Executive Officer	1996
John S. Christie	54	President and Chief Financial Officer	2004
Dale T. Brinkman	51	Vice President-Administration, General Counsel and Secretary	2000
Joe W. Harden	54	President, The Worthington Steel Company	2003
Edmund L. Ponko, Jr.	46	President, Dietrich Industries, Inc.	2001
Ralph V. Roberts	57	Senior Vice President-Marketing	2001
George P. Stoe	58	President, Worthington Cylinder Corporation	2003
Virgil L. Winland	56	Senior Vice President-Manufacturing	2001
Richard G. Welch	46	Controller	2000
Randal I. Rombeiro	36	Treasurer	2002

     John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993, as a director of Worthington Industries continuously since 1990 and as Chairman of the Board since September 1996.

     John S. Christie has served as President, Chief Operating Officer and a director of Worthington Industries continuously since June 1999. He became interim Chief Financial Officer of Worthington Industries in September 2003 and President and Chief Financial Officer in January 2004.

     Dale T. Brinkman has served as Vice President-Administration and General Counsel of Worthington Industries since 1998. He has also been Secretary of Worthington Industries since 2000 and served as Assistant Secretary from 1982 to 2000.

     Joe W. Harden has served as President, The Worthington Steel Company since February 2003. From February 1999 through February 2003, Mr. Harden served as President of Buckeye Steel Castings Company in Columbus, Ohio, which filed a voluntary petition under the Federal Bankruptcy Act in December 2002.

     Edmund L. Ponko, Jr. has served as President, Dietrich Industries, Inc. since June 2001. From 1981 through June 2001, he served Dietrich Industries, Inc. in various positions.

     Ralph V. Roberts has served as Senior Vice President-Marketing of Worthington Industries since January 2001. From June 1998 through January 2001, he served as President of The Worthington Steel Company. Prior to that time, Mr. Roberts served Worthington Industries in various positions including Vice President-Corporate Development and President of our WAVE joint venture.

     George P. Stoe has served as President, Worthington Cylinder Corporation since January 2003. Mr. Stoe served as President of Zinc Corporation of America, the nation’s largest zinc producer, located in Monaca, Pennsylvania, from November 2000 until December 2002. From April 1999 to November 2000, he served as President of Wise Alloys, LLC, a rolling mill and cast house beverage can recycling and coating operation.

     Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001. He has served in various positions with Worthington Industries since 1971, including President of Worthington Cylinder Corporation from June 1996 through January 2001.

     Richard G. Welch has served as Controller of Worthington Industries since March 2000 and as its Assistant Controller from September 1999 to March 2000. Before joining Worthington Industries, Mr. Welch served in various accounting and financial reporting capacities with Time Warner Cable, a distributor of cable programming, including Assistant Controller from March 1999 through September 1999.

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

PART II

Item 5. — Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of June 30, 2004, Worthington Industries had 8,718 registered shareholders. The following table sets forth (i) the low, high and closing prices for Worthington Industries’ common shares for each quarter of fiscal 2003 and fiscal 2004, and (ii) the cash dividends per share paid on Worthington Industries’ common shares during each quarter of fiscal 2003 and fiscal 2004.

	Market Price			Cash
	Low	High	Closing	Dividends
Fiscal 2003
Quarter Ended
August 31, 2002	$14.43	$18.45	$17.75	$0.16
November 30, 2002	$16.80	$19.88	$17.62	$0.16
February 28, 2003	$13.45	$18.00	$13.78	$0.16
May 31, 2003	$11.93	$14.93	$14.93	$0.16

Fiscal 2004
Quarter Ended
August 31, 2003	$13.39	$16.23	$15.10	$0.16
November 30, 2003	$12.47	$15.35	$14.32	$0.16
February 29, 2004	$14.59	$18.10	$17.33	$0.16
May 31, 2004	$17.00	$19.37	$19.14	$0.16

Dividend Policy

     Dividends are declared at the discretion of the Board of Directors. Worthington Industries paid quarterly dividends of $0.16 per share in fiscal 2004. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon Worthington’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which they may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Item 6. - Selected Financial Data

	Year ended May 31,
In thousands, except per share	2004	2003	2002	2001	2000
FINANCIAL RESULTS
Net sales	$2,379,104	$2,219,891	$1,744,961	$1,826,100	$1,962,606
Cost of goods sold	2,003,734	1,916,990	1,480,184	1,581,178	1,629,455

Gross margin	375,370	302,901	264,777	244,922	333,151
Selling, general and administrative expense	195,785	182,692	165,885	173,264	163,662
Impairment charges and other	69,398	(5,622)	64,575	6,474	—

Operating income	110,187	125,831	34,317	65,184	169,489
Miscellaneous income (expense)	(1,589)	(7,240)	(3,224)	(928)	2,653
Nonrecurring losses	—	(5,400)	(21,223)	—	(8,553)
Interest expense	(22,198)	(24,766)	(22,740)	(33,449)	(39,779)
Equity in net income of unconsolidated affiliates	41,064	29,973	23,110	25,201	26,832

Earnings from continuing operations before income taxes	127,464	118,398	10,240	56,008	150,642
Income tax expense	40,712	43,215	3,738	20,443	56,491

Earnings from continuing operations	86,752	75,183	6,502	35,565	94,151
Discontinued operations, net of taxes	—	—	—	—	—
Extraordinary item, net of taxes	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—

Net earnings	$86,752	$75,183	$6,502	$35,565	$94,151

Earnings per share - diluted:
Continuing operations	$1.00	$0.87	$0.08	$0.42	$1.06
Discontinued operations, net of taxes	—	—	—	—	—
Extraordinary item, net of taxes	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—

Net earnings per share	$1.00	$0.87	$0.08	$0.42	$1.06

Continuing operations:
Depreciation and amortization	$67,302	$69,419	$68,887	$70,582	$70,997
Capital expenditures (including acquisitions and investments)*	30,088	139,673	60,100	64,943	72,649
Cash dividends declared	55,312	54,938	54,677	54,762	53,391
Per share	$0.64	$0.64	$0.64	$0.64	$0.61
Average shares outstanding - diluted	86,950	86,537	85,929	85,623	88,598
FINANCIAL POSITION
Current assets	$833,110	$506,246	$490,340	$449,719	$624,229
Current liabilities	475,060	318,171	339,351	306,619	433,270

Working capital	$358,050	$188,075	$150,989	$143,100	$190,959

Net fixed assets	$555,394	$743,044	$766,596	$836,749	$862,512
Total assets	1,643,139	1,478,069	1,457,314	1,475,862	1,673,873
Total debt**	289,768	292,028	295,613	324,750	525,072
Shareholders’ equity	680,374	636,294	606,256	649,665	673,354
Per share	$7.83	$7.40	$7.09	$7.61	$7.85
Shares outstanding	86,856	85,949	85,512	85,375	85,755

All financial data include the results of The Gerstenslager Company, which was acquired in February 1997 through a pooling of interests.

*	Includes $113,000 of Worthington Industries, Inc. common shares exchanged for shares of The Gerstenslager Company during the fiscal year ended May 31, 1997.

**	Excludes Debt Exchangeable for Common Stock of Rouge Industries, Inc. of $52,497, $75,745 and $88,494 at May 31, 1999, 1998 and 1997, respectively.

	Year ended May 31,
In thousands, except per share	1999	1998	1997	1996	1995	1994
FINANCIAL RESULTS
Net sales	$1,763,072	$1,624,449	$1,428,346	$1,126,492	$1,125,495	$996,329
Cost of goods sold	1,468,886	1,371,841	1,221,078	948,505	942,672	840,639

Gross margin	294,186	252,608	207,268	177,987	182,823	155,690
Selling, general and administrative expense	147,990	117,101	96,252	78,852	67,657	57,696
Impairment charges and other	—	—	—	—	—	—

Operating income	146,196	135,507	111,016	99,135	115,166	97,994
Miscellaneous income (expense)	5,210	1,396	906	1,013	648	955
Nonrecurring losses	—	—	—	—	—	—
Interest expense	(43,126)	(25,577)	(18,427)	(8,687)	(6,673)	(3,460)
Equity in net income of unconsolidated affiliates	24,471	19,316	13,959	28,710	37,395	18,091

Earnings from continuing operations before income taxes	132,751	130,642	107,454	120,171	146,536	113,580
Income tax expense	49,118	48,338	40,844	46,130	55,190	42,678

Earnings from continuing operations	83,633	82,304	66,610	74,041	91,346	70,902
Discontinued operations, net of taxes	(20,885)	17,337	26,708	26,932	31,783	17,996
Extraordinary item, net of taxes	—	18,771	—	—	—	—
Cumulative effect of accounting change, net of taxes	(7,836)	—	—	—	—	—

Net earnings	$54,912	$118,412	$93,318	$100,973	$123,129	$88,898

Earnings per share - diluted:
Continuing operations	$0.90	$0.85	$0.69	$0.76	$0.94	$0.73
Discontinued operations, net of taxes	(0.23)	0.18	0.27	0.28	0.33	0.19
Extraordinary item, net of taxes	—	0.19	—	—	—	—
Cumulative effect of accounting change, net of taxes	(0.08)	—	—	—	—	—

Net earnings per share	$0.59	$1.22	$0.96	$1.04	$1.27	$0.92

Continuing operations:
Depreciation and amortization	$64,087	$41,602	$34,150	$26,931	$23,741	$23,716
Capital expenditures (including acquisitions and investments)*	132,458	297,516	287,658	275,052	55,876	23,513
Cash dividends declared	52,343	51,271	45,965	40,872	37,212	33,161
Per share	$0.57	$0.53	$0.49	$0.45	$0.41	$0.37
Average shares outstanding - diluted	93,106	96,949	96,841	96,822	96,789	96,508
FINANCIAL POSITION
Current assets	$624,255	$642,995	$594,128	$505,104	$474,853	$435,465
Current liabilities	427,725	410,031	246,794	167,585	191,672	171,991

Working capital	$196,530	$232,964	$347,334	$337,519	$283,181	$263,474

Net fixed assets	$871,347	$933,158	$691,027	$544,052	$358,579	$323,649
Total assets	1,686,951	1,842,342	1,561,186	1,282,424	964,299	837,707
Total debt**	493,313	501,950	417,883	317,997	108,916	73,306
Shareholders’ equity	689,649	780,273	715,518	667,318	608,142	525,137
Shares outstanding	$7.67	$8.07	$7.40	$6.91	$6.30	$5.46
Shares outstanding	89,949	96,657	96,711	96,505	96,515	96,236

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Selected statements contained in this “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Annual Report on Form 10-K.

Overview

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements included in “Item 8. – Financial Statements and Supplementary Data.”

     Worthington Industries, Inc., together with its subsidiaries, is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of May 31, 2004, we operated 44 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in eight joint ventures, which operated 17 facilities worldwide as of May 31, 2004.

     The results of our operations are mainly driven by two factors, demand and spread. While increased volumes positively impacted operating income during the fiscal year ended May 31, 2004 (“fiscal 2004”), spread, or the difference between the cost of the raw material and the selling price of the finished product, was the main reason for the improvement in the results this year compared to the prior year, with most of the benefit occurring in the fourth quarter. Generally, our operations are favorably impacted in a rising steel-price environment (which typically occurs when demand is increasing), as we are able to raise our selling prices due to the increased cost of steel while lower-priced inventory on hand flows through cost of goods sold. However, the opposite may occur when steel prices fall.

     While pricing in the steel industry historically has been unpredictable, the industry experienced unprecedented steel price increases during the second half of fiscal 2004 for three main reasons. First, the People’s Republic of China experienced strong growth in steel production, which required more raw materials. This contributed to U.S. shortages in the supply of steel scrap and coke, two key materials used in the manufacture of steel. Thus, prices soared for these commodities, in turn raising the cost of steel. Second, the weakened U.S. dollar and higher transportation costs made foreign steel more expensive than domestic steel, thereby reducing the supply of imports to the U.S. Finally, the consolidation of the steel industry reduced the availability of steel. Because of these conditions, obtaining steel was challenging, but our long-term relationships with the mills were advantageous.

     We strive to manage the peaks and valleys associated with rapid changes in steel pricing by effectively controlling inventory. This has been a critical focus for the last several years. With inventory levels consistently under 60 days during fiscal 2004, we reduced some of the benefit we might have realized in the year. We intend to continue to manage our inventory to reduce the negative impact from the downside of this cycle.

     Our focus over the last several years has been to improve our return on capital by investing in growth markets and products, consolidating facilities, and divesting non-strategic assets or those that were not delivering appropriate returns. Our plant consolidation plan, announced during January 2002, was substantially completed in fiscal 2004, and resulted in closed facilities and approximately $12.0 million in annualized savings. We also completed the integration of Unimast Incorporated (together with its subsidiaries, “Unimast”), acquired in July 2002, into our Metal Framing segment, which is expected to generate future savings.

     On May 27, 2004, we signed an agreement to sell our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $82.0 million cash while retaining the slitting and cut-to-length assets and net working capital associated with this facility. This transaction closed effective as of August 1, 2004.

     Equity income from our six unconsolidated joint ventures was up significantly in fiscal 2004. All six joint ventures increased net income, including record years for WAVE, TWB, Acerex and Aegis. Joint venture income has been a consistent and significant contributor to our profitability. Collectively, the unconsolidated joint ventures generated $604.2 million in annual sales, which are not reflected in our consolidated sales. More importantly, over the last three years, our aggregate annual return on the investment in these joint ventures has averaged 36%. The joint ventures are also a source of cash to us, with aggregate annual distributions averaging more than $20.0 million over the same time period. Because of our success with joint ventures, we are regularly looking for additional opportunities where we can bring together complementary skill sets and minimize our risk and capital requirements.

     We formed our newest joint venture during fiscal 2004. On June 27, 2003, Worthington Steel joined with Bainbridge Steel, LLC (“Bainbridge”), an affiliate of Viking Industries LLC, a qualified minority business enterprise (“MBE”), to create Viking & Worthington Steel Enterprise, LLC (“VWS”), an unconsolidated joint venture in which Worthington Steel has a 49% interest and

     Bainbridge has a 51% interest. VWS purchased substantially all of the assets of Valley City Steel, LLC in Valley City, Ohio, for approximately $5.7 million. Bainbridge manages the operations of the joint venture, and Worthington Steel provides assistance in operations, selling and marketing. VWS operates as an MBE.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

 Consolidated Operations

     The following table presents our consolidated operating results for the fiscal years indicated:

	2004			2003
		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$2,379.1	100.0%	7%	$2,219.9	100.0%
Cost of goods sold	2,003.7	84.2%	5%	1,917.0	86.4%

Gross margin	375.4	15.8%	24%	302.9	13.6%
Selling, general and administrative expense	195.8	8.2%	7%	182.7	8.2%
Impairment charges and other	69.4	3.0%		(5.6)	-0.3%

Operating income	110.2	4.6%	-12%	125.8	5.7%
Other income (expense):
Miscellaneous expense	(1.6)			(7.2)
Nonrecurring loss	—			(5.4)
Interest expense	(22.2)	-0.9%	-10%	(24.8)	-1.1%
Equity in net income of unconsolidated affiliates	41.1	1.7%	37%	30.0	1.4%

Earnings before income taxes	127.5	5.4%	8%	118.4	5.3%
Income tax expense	40.7	1.8%	-6%	43.2	1.9%

Net earnings	$86.8	3.6%	15%	$75.2	3.4%

Average common shares outstanding - diluted	86.9			86.5

Earnings per share - diluted	$1.00		15%	$0.87

     Net earnings increased $11.6 million to $86.8 million in fiscal 2004, from $75.2 million for the year ended May 31, 2003 (“fiscal 2003”). Fiscal 2004 diluted earnings per share increased $0.13 to $1.00 per share from $0.87 per share in fiscal 2003.

     Net sales increased 7%, or $159.2 million, to $2,379.1 million in fiscal 2004 from $2,219.9 million in fiscal 2003. In the second half of fiscal 2004, we raised our selling prices to meet the dramatic increase in steel prices. This accounted for approximately 60% of the year-over-year increase in sales. The remaining increase was primarily due to an increase in volumes in Metal Framing caused by the acquisition of Unimast, which closed July 31, 2002, and contributed two additional months of sales in fiscal 2004 compared to fiscal 2003.

     Gross margin increased 24%, or $72.5 million, to $375.4 million in fiscal 2004 from $302.9 million in fiscal 2003. Favorable pricing accounted for $64.5 million of the increase with higher volumes contributing an additional $26.6 million. These increases were partially offset by an $18.6 million increase in direct labor and manufacturing expenses due to higher profit sharing and the addition of Unimast. Collectively, these factors increased gross margin as a percentage of net sales to 15.8% in fiscal 2004 from 13.6% in fiscal 2003.

     Selling, general and administrative (“SG&A”) expense remained a consistent 8.2% of net sales. In total, SG&A expense increased $13.1 million, to $195.8 million in fiscal 2004 from $182.7 million in fiscal 2003. This was mainly due to a $6.3 million increase in profit sharing expense, which was up significantly due to record earnings. In addition, the acquisition of Unimast, an increase in bad debt expense and higher professional fees contributed to the increase. The increase in bad debt expense is a result of higher receivables balances, and the increase in professional fees is related to our implementation of a new enterprise resource planning system. For more information on the system implementation, see the discussion on capital spending in the Liquidity and Capital Resources section.

     Impairment charges and other for fiscal 2004 includes a $67.4 million pre-tax charge in fiscal 2004 for the impairment of certain assets and other related costs at the Decatur, Alabama, steel-processing facility and a $2.0 million pre-tax charge in fiscal 2004 for the impairment of certain assets related to the European operations of Pressure Cylinders. In fiscal 2003, a favorable adjustment of $5.6 million was made to the fiscal 2002 plant consolidation restructuring charge. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Impairment Charges and Restructuring Expense” for more information.

     Miscellaneous expense decreased $5.6 million from fiscal 2003 due in part to a $3.6 million gain from the settlement of a hedge position with the Enron bankruptcy estate. In addition, lower usage of the accounts receivable securitization facility during fiscal 2004 resulted in a $1.7 million reduction in related fees.

     A nonrecurring loss of $5.4 million was recognized in fiscal 2003 for potential liabilities relating to certain workers’ compensation claims of Buckeye Steel Castings Company (“Buckeye Steel”) for the period prior to its sale by Worthington in fiscal 1999, when a Worthington guaranty was in place.

     Interest expense decreased 10%, or $2.6 million, to $22.2 million in fiscal 2004 from $24.8 million in fiscal 2003 due to lower average debt balances and lower average interest rates.

     Equity in net income of unconsolidated affiliates increased 37%, or $11.1 million, to $41.1 million in fiscal 2004 from $30.0 million in fiscal 2003. The main reasons for the increase were higher net sales and margins at each of our six unconsolidated affiliates. WAVE, TWB, Acerex and Aegis all had record years.

     Our effective tax rate was 31.9% for fiscal 2004. During fiscal 2004, a $7.7 million credit was recorded to income tax expense, comprised of a $6.3 million credit for the favorable resolution of certain tax audits and a $1.4 million credit for an adjustment to deferred taxes. Excluding this $7.7 million credit, the effective tax rate was 38.0%. This increase from 36.5% in fiscal 2003 was due to higher state and local tax rates and a change in our mix of income.

Segment Operations

     Processed Steel Products

     Our Processed Steel Products segment represents approximately 60% of consolidated net sales. Its results are significantly impacted by the automotive industry, which accounts for approximately 60% of its net sales, and the steel pricing environment. With the Big 3 automotive production volumes down from fiscal 2003, our volumes have decreased as well. However, the increased demand for steel in the latter part of fiscal 2004 led to higher steel prices and an environment that enabled us to significantly improve the spread between our selling prices and material costs, which resulted in a 14% increase in our gross margin.

     On May 27, 2004, we signed an agreement to sell our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor for $82.0 million cash (the “Decatur Sale Transaction”). This transaction closed as of August 1, 2004. The Decatur assets sold include the land and buildings, the four-stand tandem cold mill, the temper mill, the pickle line and the annealing furnaces. The sale excluded the slitting and cut-to-length assets and net working capital. We will continue to serve customers requiring steel-processing services in our core business of slitting and cutting-to-length at the current site under a long-term building lease with Nucor. Both companies are working closely to provide current customers a seamless transition and uninterrupted supply. The repositioning of our efforts to serve the growing southeastern market will now enable us to focus on our core value-added processing strengths supported by a supply relationship with Nucor, one of our country’s strongest steel producers.

     As a result of the sale agreement, we recorded a $67.4 million pre-tax charge during our fourth quarter ended May 31, 2004, primarily for the impairment of assets at the Decatur facility. All but an estimated $0.8 million of the pre-tax charge was non-cash. An additional pre-tax charge, estimated at $5.7 million, mainly relating to contract termination costs will be recognized during the first quarter of fiscal 2005 ending August 31, 2004.

     The following table presents a summary of operating results for the Processed Steel Products segment for the fiscal years indicated:

	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$1,373.1	100.0%	2%	$1,343.4	100.0%
Cost of goods sold	1,199.0	87.3%	1%	1,190.4	88.6%

Gross margin	174.1	12.7%	14%	153.0	11.4%
Selling, general and administrative expense	88.7	6.5%	10%	80.7	6.0%
Impairment charges and other	67.4	4.9%		(8.7)	-0.6%

Operating income	$18.0	1.3%	-78%	$81.0	6.0%

Tons shipped	3,806		-2%	3,890
Material cost	$893.7	65.1%	1%	$883.5	65.8%

     Operating income decreased $63.0 million, to $18.0 million in fiscal 2004 from $81.0 million in fiscal 2003. The decline was due to the $67.4 million impairment and other charge for the Decatur sale transaction recorded in fiscal 2004 versus the $8.7 million restructuring credit recorded in fiscal 2003. Excluding the effect of the impairment charges and other line item from each year, operating income increased $13.1 million, to $85.4 million in fiscal 2004 from $72.3 million in fiscal 2003. A $28.1 million favorable impact to operating income resulted from an increase in the spread between selling prices and material costs, as higher average selling prices were matched against lower-cost inventory. This, however, was reduced by an $8.0 million increase in SG&A expense, a $5.2 million increase in labor and manufacturing expenses and a slight decrease in volume, primarily as a result of a drop in tolling tons. SG&A expense as a percentage of net sales increased to 6.5% in fiscal 2004 from 6.0% in fiscal 2003, reflecting higher profit sharing and bonus expense and an increase in bad debt expense. The $5.2 million increase in labor and manufacturing expense is primarily due to increased profit sharing expense.

     Metal Framing

     In fiscal 2004, our Metal Framing segment posted its best performance ever. From August 2002 until the third quarter of fiscal 2004, we experienced a depressed commercial construction market and deteriorating spreads between average selling prices and material costs. In the first half of fiscal 2004, we also incurred approximately $4.0 million of unanticipated integration costs related to the Unimast acquisition, primarily for temporary labor and repairs and maintenance of equipment and facilities. During the third quarter of fiscal 2004, we began to realize synergies from the acquisition and, aided by an improving economy, spreads widened and demand began to pick up. This trend continued into the fourth quarter of fiscal 2004 as spreads improved dramatically and volume continued to increase. Through the integration, we were able to maintain the combined market shares of Dietrich and Unimast.

     The following table presents a summary of operating results for the Metal Framing segment for the fiscal years indicated:

	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$662.0	100.0%	23%	$539.4	100.0%
Cost of goods sold	528.2	79.8%	17%	452.4	83.9%

Gross margin	133.8	20.2%	54%	87.0	16.1%
Selling, general and administrative expense	70.0	10.6%	11%	62.9	11.7%
Impairment charges and other	—			1.6	0.2%

Operating income	$63.8	9.6%	183%	$22.5	4.2%

Tons shipped	781		13%	694
Material cost	$364.6	55.1%	16%	$315.5	58.5%

     Operating income increased $41.3 million, to a record $63.8 million in fiscal 2004 from $22.5 million in fiscal 2003. A volume increase of 13% included the impact of twelve months of Unimast activity in fiscal 2004 compared to only ten months during fiscal 2003, and was better than the 8% improvement in the U.S. Census Bureau’s index of office construction. Average selling prices increased 9% and, as a result, net sales increased 23%, or $122.6 million, to $662.0 million in fiscal 2004 from $539.4 million in fiscal 2003. Gross margin increased 54% to $133.8 million from $87.0 million in fiscal 2003 mostly due to an increase in the spread between average selling prices and material costs and the volume increase mentioned above. Gross margin as a percentage of net sales increased to 20.2% in fiscal 2004 from 16.1% in fiscal 2003. Even though SG&A expense increased $7.1 million, it decreased as a percentage of net sales to 10.6% in fiscal 2004 from 11.7% in fiscal 2003 due to the significant increase in net sales. SG&A expense increased primarily due to a $3.4 million increase in profit sharing and bonus expense related to higher income and a $3.1 million increase in wages due mainly to the Unimast acquisition. In addition, a $1.6 million restructuring charge was recorded during the second quarter of fiscal 2003. The combined impact of the factors discussed above was an increase in operating income as a percentage of net sales to 9.6% in fiscal 2004 from 4.2% in fiscal 2003.

     Pressure Cylinders

     We consider the pressure cylinders market to be stable. While we have seen reduced demand for certain liquefied petroleum gas (“LPG”) cylinders during fiscal 2004 and 2003 due to the diminishing impact of the regulations effective April 2002 requiring overfill prevention devices on these cylinders, the impact has not been as significant as originally expected. Increases in total North American unit sales, which represent approximately 80% of total units sales, were offset by declines at our European facilities where the strong Euro has made it unattractive for our customers to export their products. We have had success in the European market with our high-pressure and refrigerant cylinders, but we have struggled with LPG cylinder sales due to overcapacity and declining demand. As a result, an impairment charge of $2.0 million on certain of our European LPG assets was recorded during the fourth quarter of fiscal 2004. Despite the charge, this segment continues to provide consistent and excellent profitability and returns on capital.

     The following table presents a summary of operating results for the Pressure Cylinders segment for the fiscal years indicated:

	2004			2003
		% of	%		% of
Dollars in millions, units in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$328.7	100.0%	2%	$321.8	100.0%
Cost of goods sold	262.6	79.9%	3%	255.4	79.4%

Gross margin	66.1	20.1%	0%	66.4	20.6%
Selling, general and administrative expense	34.7	10.6%	6%	32.7	10.2%
Impairment charges and other	2.0	0.6%		1.4	0.4%

Operating income	$29.4	8.9%	-9%	$32.3	10.0%

Units shipped	14,670		-4%	15,235
Material cost	$142.6	43.4%	0%	$142.0	44.1%

     Operating income decreased 9%, or $2.9 million, to $29.4 million in fiscal 2004 from $32.3 million in fiscal 2003. Excluding the impairment charges and other from each year, operating income decreased $2.3 million, to $31.4 million in fiscal 2004 from $33.7 million in fiscal 2003. Net sales increased 2%, or $6.9 million, to $328.7 million in fiscal 2004 from $321.8 million in fiscal 2003. This increase was primarily due to the benefit of a $12.0 million gain related to the translation of European sales to U.S. dollars, partially offset by a decline in the average selling price of steel portable and refrigerant cylinders in North America. Higher unit sales in North America were offset by lower unit sales in Europe. Gross margin was slightly lower than in fiscal 2003 because of higher labor and manufacturing expenses in Europe and lower average selling prices in North America, partially offset by favorable pricing in Europe. Operating income was minimally impacted by the favorable exchange rate. The previously mentioned factors decreased operating income as a percentage of net sales to 8.9% in fiscal 2004 from 10.0% in fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

  Consolidated Operations

     The following table presents our consolidated operating results for the fiscal years indicated:

	2003			2002
		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$2,219.9	100.0%	27%	$1,745.0	100.0%
Cost of goods sold	1,917.0	86.4%	30%	1,480.2	84.8%

Gross margin	302.9	13.6%	14%	264.8	15.2%
Selling, general and administrative expense	182.7	8.2%	10%	165.9	9.5%
Impairment charges and other	(5.6)	-0.3%		64.6	3.7%

Operating income	125.8	5.7%	267%	34.3	2.0%
Other income (expense):
Miscellaneous expense	(7.2)			(3.3)
Nonrecurring losses	(5.4)			(21.2)
Interest expense	(24.8)	-1.1%	9%	(22.7)	-1.3%
Equity in net income of unconsolidated affiliates	30.0	1.4%	30%	23.1	1.3%

Earnings before income taxes	118.4	5.3%	1056%	10.2	0.6%
Income tax expense	43.2	1.9%	1056%	3.7	0.2%

Net earnings	$75.2	3.4%	1056%	$6.5	0.4%

Average common shares outstanding - diluted	86.5			85.9

Earnings per share - diluted	$0.87		1048%	$0.08

     Net earnings increased $68.7 million to $75.2 million in fiscal 2003, from $6.5 million in the year ended May 31, 2002 (“fiscal 2002”). Fiscal 2003 diluted earnings per share increased $0.79 per share to $0.87 per share from diluted earnings per share of $0.08 in fiscal 2002. The increase in fiscal 2003 net earnings primarily was due to the inclusion of two significant charges in fiscal 2002 results: a $64.6 million pre-tax restructuring expense and a $21.2 million pre-tax charge related to the impairment of certain assets. See below for a detailed description of these items.

     On July 31, 2002, we acquired the stock of Unimast, a wholly-owned subsidiary of WHX Corporation, for $114.7 million in cash (net of cash acquired) and $9.3 million of assumed debt. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry. The results of Unimast have been included in our Metal Framing segment since the acquisition date.

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

     SG&A expense decreased as a percentage of net sales to 8.2% in fiscal 2003 from 9.5% in fiscal 2002. In total, SG&A expense increased 10%, or $16.8 million, to $182.7 million in fiscal 2003 from $165.9 million in fiscal 2002. The main reason for the increase was the $14.7 million in additional SG&A expenses due to the acquisition of Unimast. Most of this increase was attributable to compensation and benefits costs. In addition, the prior year results included the favorable impact of $3.7 million in legal settlements. A $10.2 million decrease in bad debt expense partially offset the overall increase.

     During the third quarter ended February 28, 2002 (the “third quarter”) of fiscal 2002, we recorded a $64.6 million pre-tax restructuring charge as a result of the consolidation plan announced in January 2002. This plan included the reduction of approximately 542 employees, the closing of six of our facilities and the restructuring of two other facilities. The eight facilities impacted by the consolidation plan affected each of our three business segments - Processed Steel Products (4), Metal Framing (1) and Pressure Cylinders (3). In our Processed Steel Products segment, we closed facilities located in Malvern, Pennsylvania, and Jackson, Michigan, and we reduced overhead costs at our facility in Louisville, Kentucky. We converted the Rock Hill, South Carolina, facility into a Metal Framing facility serving both Metal Framing and Processed Steel Products. The Metal Framing facility in Fredericksburg, Virginia, was closed and its operations moved to Rock Hill. In our Pressure Cylinders segment, we discontinued the operations of two partnerships in Itu, Brazil, and we closed a production facility in Claremore, Oklahoma. See “Item 8. – Financial Statements and Supplementary Data – Note N – Impairment Charges and Restructuring Expense” for more information.

     During the second quarter ended November 30, 2002 (the “second quarter”) of fiscal 2003, we recorded a $5.6 million favorable pre-tax adjustment to the original restructuring charge in fiscal 2002 mentioned above. This credit was the result of higher-than-estimated proceeds from the sale of real estate at our former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves, partially offset by estimated charges for the announced closure of three additional facilities. See “Item 8. – Financial Statements and Supplementary Data – Note N – Impairment Charges and Restructuring Expense” for more information.

     As part of our sale of Buckeye Steel in the fiscal year ended May 31, 1999 (“fiscal 1999”), the acquirer assumed certain workers’ compensation liabilities which arose while our workers’ compensation guarantee was in place. The acquirer agreed to indemnify us against claims made on our guarantee related to the assumed workers’ compensation claims. During the second quarter of fiscal 2003, economic conditions caused Buckeye Steel to cease operations and file for bankruptcy thereby raising the issue of the acquirer’s ability to fulfill its obligations. As a result, we recorded a $5.4 million reserve for the estimated potential liability relating to these workers’ compensation claims.

     During the third quarter of fiscal 2002, we also recorded a $21.2 million pre-tax charge for the impairment of certain preferred stock and subordinated debt that we received as partial payment from four acquirers when we sold the assets of our Custom Products and Cast Products business segments during fiscal 1999. As economic conditions deteriorated, each of the issuers encountered difficulty making scheduled payments under the terms of the preferred stock and subordinated debt.

     Interest expense increased 9%, or $2.1 million, to $24.8 million in fiscal 2003 from $22.7 million in fiscal 2002 due to higher average short-term debt balances, partially offset by lower average interest rates.

     Equity in net income of unconsolidated affiliates increased 30%, or $6.9 million, to $30.0 million in fiscal 2003 from $23.1 million in fiscal 2002. The main reasons for the increase were higher net sales at each unconsolidated affiliate and improved margins at WAVE, WSP and TWB. In addition, during fiscal 2003, TWB acquired the ownership interests of Rouge Steel, LTV Steel and Bethlehem Steel, thereby increasing our ownership interest from 33% to 50% and resulting in an increase in equity in net income of unconsolidated affiliates of $0.8 million.

     Our effective tax rate of 36.5% in fiscal 2003 was unchanged from fiscal 2002.

Segment Operations

     Processed Steel Products

     The following table presents a summary of operating results for the fiscal years indicated:

	2003			2002
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$1,343.4	100.0%	19%	$1,132.7	100.0%
Cost of goods sold	1,190.4	88.6%	21%	980.6	86.6%

Gross margin	153.0	11.4%	1%	152.1	13.4%
Selling, general and administrative expense	80.7	6.0%	-7%	86.4	7.6%
Impairment charges and other	(8.7)	-0.6%		52.1	4.6%

Operating income	$81.0	6.0%	495%	$13.6	1.2%

Tons shipped	3,890		4%	3,727
Material cost	$883.5	65.8%	34%	$658.8	58.2%

     Operating income increased $67.4 million, to $81.0 million in fiscal 2003 from $13.6 million in fiscal 2002. Most of the improvement was due to the $52.1 million restructuring expense included in fiscal 2002 results and the $8.7 million restructuring credit recorded in the second quarter of fiscal 2003. In addition, SG&A expense as a percentage of net sales declined to 6.0% in fiscal 2003 from 7.6% in fiscal 2002. This decrease of $5.7 million primarily was due to the reduction of $5.5 million in bad debt expense. However, despite higher net sales, the decline in the spread between selling prices and material costs decreased gross margin as a percentage of net sales to 11.4% in fiscal 2003 from 13.4% in fiscal 2002. Net sales rose 19%, or $210.7 million, to $1,343.4 million in fiscal 2003 from $1,132.7 million in fiscal 2002. Higher average selling prices, reflecting the rising cost of steel, increased net sales by $124.0 million. Increased shipments to most markets, particularly the automotive industry, contributed $86.7 million in additional net sales. The net result of the factors mentioned above was an increase in operating income as a percentage of net sales to 6.0% in fiscal 2003 from 1.2% in fiscal 2002.

     Metal Framing

     The following table presents a summary of operating results for the fiscal years indicated:

	2003			2002
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$539.4	100.0%	76%	$306.0	100.0%
Cost of goods sold	452.4	83.9%	84%	246.5	80.5%

Gross margin	87.0	16.1%	46%	59.5	19.5%
Selling, general and administrative expense	62.9	11.7%	59%	39.5	12.9%
Impairment charges and other	1.6	0.2%		0.9	0.3%

Operating income	$22.5	4.2%	18%	$19.1	6.3%

Tons shipped	694		30%	532
Material cost	$315.5	58.5%	105%	$153.8	50.3%

     Operating income increased 18%, or $3.4 million, to $22.5 million in fiscal 2003 from $19.1 million in fiscal 2002 due to higher net sales. The combined impact of increased volumes, attributable to the Unimast acquisition, and higher average selling prices, which were instituted in response to rising raw material costs, resulted in an increase in net sales of 76%, or $233.4 million, to $539.4 million in fiscal 2003 from $306.0 million in fiscal 2002. Excluding Unimast, volumes actually decreased due to a weak commercial construction market. This volume decline, combined with the aforementioned increase in raw material costs, decreased gross margin as a percentage of net sales to 16.1% in fiscal 2003 from 19.5% in fiscal 2002. SG&A expense decreased as a percentage of net sales to 11.7% in fiscal 2003 from 12.9% in fiscal 2002. Overall, SG&A expense increased primarily due to the Unimast acquisition which added $14.7 million, comprised mainly of compensation and benefits expenses. In addition, a $1.6 million restructuring expense was recorded during the second quarter of fiscal 2003. These items partially offset the overall improvement in operating income. The combined impact of the factors discussed above was a decrease in operating income as a percentage of net sales to 4.2% in fiscal 2003 from 6.3% in fiscal 2002.

     Pressure Cylinders

     The following table presents a summary of operating results for the fiscal years indicated:

	2003			2002
		% of	%		% of
Dollars in millions, units in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$321.8	100.0%	10%	$292.8	100.0%
Cost of goods sold	255.4	79.4%	8%	236.9	80.9%

Gross margin	66.4	20.6%	19%	55.9	19.1%
Selling, general and administrative expense	32.7	10.2%	-5%	34.2	11.7%
Impairment charges and other	1.4	0.4%		10.7	3.6%

Operating income	$32.3	10.0%	193%	$11.0	3.8%

Units shipped	15,235		7%	14,280
Material cost	$142.0	44.1%	9%	$130.9	44.7%

     Operating income increased 193%, or $21.3 million, to $32.3 million in fiscal 2003 from $11.0 million in fiscal 2002. The improvement primarily was due to higher net sales and the $10.7 million restructuring expense in fiscal 2002, partially offset by the $1.4 million restructuring expense from the second quarter of fiscal 2003. Net sales increased 10%, or $29.0 million, to $321.8 million in fiscal 2003 from $292.8 million in fiscal 2002. Higher European net sales, due to increased volumes and the strengthening of the Euro against the U.S. dollar, contributed $24.6 million to the increase. Strong domestic demand in fiscal 2003 for LPG cylinders increased net sales by $12.4 million and was driven by new regulations that required overfill prevention devices in most states on certain sizes of LPG cylinders. These regulations also positively impacted net sales upon their inception in the fourth quarter of fiscal 2002. Gross margin as a percentage of net sales increased to 20.6% in fiscal 2003 from 19.1% in fiscal 2002. Together, the previously mentioned factors increased operating income as a percentage of net sales to 10.0% in fiscal 2003 from 3.8% in fiscal 2002.

  Liquidity and Capital Resources

     In fiscal 2004, we generated $79.4 million in cash from operating activities, representing a $101.3 million decrease from fiscal 2003. The decrease primarily was due to an increase in net working capital partially offset by higher net earnings.

     Consolidated net working capital of $358.1 million at May 31, 2004 increased $170.0 million from May 31, 2003. The increase was due to a $179.9 million increase in receivables caused by higher selling prices and volumes. Lower usage of the accounts receivable securitization facility also contributed to the increase as usage of the facility declined to $60.0 million from $140.0 million at May 31, 2003. Additionally, inventory increased $94.1 million and accounts payable increased $162.4 million. These increases were driven by the higher volume of sales and significantly higher steel prices.

     Our primary investing and financing activities during fiscal 2004 included disbursing $55.2 million in dividends to shareholders and spending $29.6 million on capital projects. These transactions were funded by the cash flows from our operations, $10.6 million in proceeds from the sale of common shares in connection with stock option exercises and $5.6 million from the sale of assets related to our restructuring efforts and the aforementioned sale of certain Metal Framing assets.

     Capital spending during fiscal 2004 included the following: $6.1 million in our Processed Steel Products segment; $10.3 million in our Metal Framing segment; $3.2 million in our Pressure Cylinders segment; and $10.0 million in Other. In our Other category, $5.2 million of the $10.0 million in capital spending was related to our new corporate headquarters. In addition, we spent $3.9 million as we began implementing a new enterprise resource planning (“ERP”) system. Over the three-year life of this ERP system implementation, we expect to incrementally spend approximately $35.0 million, with $21.0 million being capitalized and $14.0 million being charged to SG&A expense. For the fiscal year ending May 31, 2005, we expect to spend approximately $10.0 million, of which $6.0 million will be capitalized. Our annual capital spending, barring acquisitions, should remain at or below our annual depreciation expense.

     Our short-term liquidity needs are primarily served by a $190.0 million short-term trade accounts receivable securitization (“TARS”) facility, $45.0 million in short-term uncommitted credit lines and a $435.0 million long-term revolving credit facility, which matures in May 2007. The long-term revolving credit facility serves as an informal committed backstop to the TARS facility and uncommitted credit lines while also providing additional credit capacity for general corporate purposes. Our decision to utilize the TARS facility and uncommitted lines versus the long-term revolving credit facility is dependent on the relative cost of capital obtained through each source.

     The TARS facility has been in place since November 2000 and renews every 364 days. The next renewal will occur in November 2004. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. Facility fees of $1.6 million and $3.3 million were incurred during fiscal 2004 and fiscal 2003, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of May 31, 2004, a $60.0 million undivided interest in this pool had been sold, down from $140.0 million at May 31, 2003.

     During fiscal 2004, we increased our available short-term uncommitted lines of credit from $30.0 million with two banks to $45.0 million with three banks. The uncommitted lines of credit are extended to us on a discretionary basis. Because the outstanding principal amounts can be reset and adjusted daily, these lines typically provide us with the greatest amount of funding flexibility compared to our other sources of short-term capital. These lines supplement our short-term liquidity and allow us to reduce short-term borrowing costs. At May 31, 2004, we had no borrowings outstanding under the uncommitted lines of credit.

     Our $435.0 million long-term revolving credit facility, provided by a group of 15 banks, matures in May 2007. In July 2004, we amended this facility to increase the borrowing limit and eliminate certain covenants. As a result of the restructuring, the facility size was increased from $235.0 million to $435.0 million with the same group of 15 banks. The increase in the facility was necessitated by several factors including higher working capital needs, capital expenditures related to our ERP implementation, and potential acquisitions. In addition, the larger facility significantly enhances our flexibility related to the upcoming long-term note maturity on May 15, 2006. At May 31, 2004, we had no borrowings outstanding under the revolving credit facility.

     At May 31, 2004, our total debt was $288.4 million compared to $292.0 million at the end of fiscal 2003. Our debt to total capitalization ratio improved to 29.9% at May 31, 2004, from 31.5% at the end of fiscal 2003 due to higher net earnings in fiscal 2004.

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

  Contractual Cash Obligations and Other Commercial Commitments

     The following table summarizes our contractual cash obligations as of May 31, 2004. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After
In millions	Total	1 Year	Years	Years	5 Years
Long-term debt	$289.8	$1.4	$143.4	$145.0	$—
Capital lease obligations	—	—	—	—	—
Operating leases	49.5	8.6	12.3	10.5	18.1
Unconditional purchase obligations	35.5	2.4	4.7	4.7	23.7
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$374.8	$12.4	$160.4	$160.2	$41.8

     The following table summarizes our other commercial commitments as of May 31, 2004. Certain of these commercial commitments are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Commitment Expiration per Period
		Less Than	1 - 3	4 - 5	After
In millions	Total	1 Year	Years	Years	5 Years
Lines of credit	$235.0	$—	$235.0	$—	$—
Standby letters of credit	10.6	10.6	—	—	—
Guarantees	5.4	5.0	0.4	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$251.0	$15.6	$235.4	$—	$—

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

     Receivables: We review our receivables on a monthly basis to ensure they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances is used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset recorded to net sales.

     The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ ability to pay, including the risk associated with our retained interest in the pool of receivables sold through our TARS facility. This allowance is maintained at a level that we consider appropriate based on factors that affect collectibility, such as the financial health of the customer, historical trends of charge-offs and recoveries and current and projected economic and market conditions. As we monitor our receivables, we identify customers that may have a problem paying, and we adjust the allowance accordingly, with the offset to SG&A expense.

     The recent rise in steel prices and related increase in our receivables has increased the risk of collectibility. We have evaluated this risk and have made appropriate adjustments to these two allowance accounts. While we believe these allowances are adequate, deterioration in economic conditions could adversely impact our future earnings.

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

     Stock-Based Compensation: The possible treatment of employee stock options and employee stock purchase plan shares as compensation expense and the resulting proper valuation of such charges is currently a controversial issue. If we elected, or were required, to record an expense for our stock-based compensation plans using the fair value method, our results would be affected. For example, in fiscal 2004, fiscal 2003 and fiscal 2002, had we accounted for stock-based compensation plans using the fair value method prescribed in SFAS No. 123 as amended by SFAS No. 148, basic earnings per share would have been reduced by $0.02 per share in each year. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See “Item 8. – Financial Statements and Supplementary Data – Note A – Summary of Significant Accounting Policies – Stock-Based Compensation” and “Item 8. – Financial Statements and Supplementary Data – Note F – Stock-Based Compensation” for a more detailed presentation of accounting for stock-based compensation plans.

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

     We have a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in long-term liabilities. It is our policy to establish reserves for taxes that may become payable in future years as a result of an examination by taxing authorities. We established the reserves based upon our assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve.

     The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our consolidated financial statements, and some of these policies require the use of estimates and assumptions. See “Item 8. – Financial Statements and Supplementary Data – Note A – Summary of Significant Accounting Policies” for more information.

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

  Interest Rate Risk

     At May 31, 2004, our long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of this debt is sensitive to fluctuations in interest rates. We do not expect that a 1% increase in interest rates would materially impact the fair value of our long-term debt, our results of operations or cash flows absent an election to repurchase or retire all or a portion of the fixed-rate debt at prices above carrying value.

  Foreign Currency Risk

     The translation of our foreign operations from their local currencies to the U.S. dollar subjects us to exposure related to fluctuating exchange rates. We do not use derivative instruments to manage this risk. However, we do make limited use of forward contracts to manage our exposure to certain intercompany loans with our foreign affiliates. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. At May 31, 2004, the difference between the contract and book value was not material to our financial position, results of operations or cash flows. We do not expect that a 10% change in the exchange rate to the U.S. dollar forward rate would materially impact our financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $3.8 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

  Commodity Price Risk

     We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc (see additional information below regarding natural gas and zinc) and other raw materials and utility requirements. We attempt to negotiate the best prices for our commodities and competitively price our products and services to reflect the fluctuations in market prices for our commodities.

     We selectively use derivative financial instruments to manage our exposure to fluctuations in the cost of our supply of natural gas and zinc. These contracts cover periods commensurate with known or expected exposures through 2008. We do not hold any derivatives for trading purposes. No credit loss is anticipated as the counterparties to these agreements are major financial institutions with high credit ratings. The derivatives are classified as cash flow hedges. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in fiscal 2004.

     Notional transaction amounts and fair values for our outstanding commodity derivative positions as of May 31, 2004 and 2003, are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	2004		2003		Change
	Notional	Fair	Notional	Fair	In
In millions	Amount	Value	Amount	Value	Fair Value
Zinc	$21.2	$5.0	$28.5	$(0.8)	$5.8
Natural gas	4.1	1.4	—	—	1.4

     A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in zinc prices would reduce the fair value of our hedge position by $2.6 million. A similar 10% decline in natural gas prices would reduce the fair value of our natural gas hedge position by $0.5 million. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income.

This page intentionally left blank

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Worthington Industries, Inc.

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2004 and 2003, and the results of their operations and their cash flows for each of three years in the three-year period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Columbus, Ohio
June 18, 2004, except as to Note C paragraph 3, which is as of July 22, 2004

WORTHINGTON INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,977	$1,139
Receivables, less allowances of $6,870 and $5,267 at May 31, 2004 and 2003	348,833	169,967
Inventories
Raw materials	185,426	116,112
Work in process	97,007	77,975
Finished products	80,473	74,896

	362,906	268,983
Income taxes receivable	—	11,304
Assets held for sale	95,571	5,307
Deferred income taxes	3,963	20,783
Prepaid expenses and other current assets	19,861	28,762

Total current assets	833,110	506,246
Investments in unconsolidated affiliates	109,040	81,221
Goodwill	117,769	116,781
Other assets	27,826	30,777
Property, plant and equipment
Land	20,456	22,731
Buildings and improvements	222,258	258,241
Machinery and equipment	768,160	937,116
Construction in progress	6,452	3,061

	1,017,326	1,221,149
Less accumulated depreciation	461,932	478,105

	555,394	743,044

Total assets	$1,643,139	$1,478,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313,909	$222,987
Notes payable	—	1,145
Accrued compensation, contributions to employee benefit plans and related taxes	56,080	40,438
Dividends payable	13,899	13,752
Other accrued items	38,469	38,655
Income taxes payable	51,357	—
Current maturities of long-term debt	1,346	1,194

Total current liabilities	475,060	318,171
Other liabilities	53,091	50,039
Long-term debt	288,422	289,689
Deferred income taxes	104,216	143,444
Contingent liabilities and commitments - Note G	—	—
Minority interest	41,975	40,432
Shareholders’ equity:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2004 - 86,855,642 shares, 2003 - 85,948,636 shares	—	—
Additional paid-in capital	131,255	121,390
Cumulative other comprehensive loss, net of taxes of $(1,414) and $1,004 at May 31, 2004 and 2003	(2,393)	(5,168)
Retained earnings	551,512	520,072

	680,374	636,294

Total liabilities and shareholders’ equity	$1,643,139	$1,478,069

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands)

	Fiscal Years Ended May 31,
	2004	2003	2002
Net sales	$2,379,104	$2,219,891	$1,744,961
Cost of goods sold	2,003,734	1,916,990	1,480,184

Gross margin	375,370	302,901	264,777
Selling, general and administrative expense	195,785	182,692	165,885
Impairment charges and other	69,398	(5,622)	64,575

Operating income	110,187	125,831	34,317
Other income (expense):
Miscellaneous expense	(1,589)	(7,240)	(3,224)
Nonrecurring losses	—	(5,400)	(21,223)
Interest expense	(22,198)	(24,766)	(22,740)
Equity in net income of unconsolidated affiliates	41,064	29,973	23,110

Earnings before income taxes	127,464	118,398	10,240
Income tax expense	40,712	43,215	3,738

Net earnings	$86,752	$75,183	$6,502

Average common shares outstanding - basic	86,312	85,785	85,408

Earnings per share - basic	$1.01	$0.88	$0.08

Average common shares outstanding - diluted	86,950	86,537	85,929

Earnings per share - diluted	$1.00	$0.87	$0.08

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share)

				Cumulative
				Other
	Common Stock		Additional Paid- in	Comprehensive Loss, Net of	Retained
	Shares	Amount	Capital	Tax	Earnings	Total
Balance at June 1, 2001	85,375,425	$—	$109,685	$(8,024)	$548,004	$649,665
Comprehensive income:
Net earnings	—	—	—	—	6,502	6,502
Unrealized gain (loss) on investment	—	—	—	(45)	—	(45)
Foreign currency translation	—	—	—	3,967	—	3,967
Unrealized gain on investment	—	—	—	(32)	—	(32)
Foreign currency translation	—	—	—	(921)	—	(921)

Total comprehensive income						9,471

Common shares issued	136,800	—	1,799	—	—	1,799
Cash dividends declared ($0.64 per share)	—	—	—	—	(54,677)	(54,677)
Other	—	—	—	—	(2)	(2)

Balance at May 31, 2002	85,512,225	—	111,484	(5,055)	499,827	606,256
Comprehensive income:
Net earnings	—	—	—	—	75,183	75,183
Unrealized gain (loss) on investment	—	—	—	(115)	—	(115)
Foreign currency translation	—	—	—	2,909	—	2,909
Minimum pension liability	—	—	—	(3,400)	—	(3,400)
Cash flow hedges	—	—	—	493	—	493

Total comprehensive income						75,070

Common shares issued	436,411	—	5,964	—	—	5,964
Cash dividends declared ($0.64 per share)		—	—	—	(54,938)	(54,938)
Gain on TWB minority interest acquisition	—	—	3,942	—	—	3,942

Balance at May 31, 2003	85,948,636	—	121,390	(5,168)	520,072	636,294
Comprehensive income:
Net earnings	—	—	—	—	86,752	86,752
Unrealized gain (loss) on investment	—	—	—	94	—	94
Foreign currency translation	—	—	—	(1,747)	—	(1,747)
Minimum pension liability	—	—	—	1,015	—	1,015
Cash flow hedges	—	—	—	3,413	—	3,413

Total comprehensive income						89,527

Common shares issued	907,006	—	11,357	—	—	11,357
Other	—	—	(1,492)	—	—	(1,492)
Cash dividends declared ($0.64 per share)	—	—	—	—	(55,312)	(55,312)

Balance at May 31, 2004	86,855,642	$—	$131,255	$(2,393)	$551,512	$680,374

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended May 31,
	2004	2003	2002
Operating activities:
Net earnings	$86,752	$75,183	$6,502
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	67,302	69,419	68,887
Impairment charges and other	69,398	(5,622)	64,575
Provision for deferred income taxes	(22,508)	16,411	(16,721)
Nonrecurring losses	—	5,400	21,223
Equity in net income of unconsolidated affiliates, net of distributions received	(28,912)	11,134	(8,929)
Minority interest in net income (loss) of consolidated subsidiaries	4,733	4,283	(332)
Net loss (gain) on sale of assets	(3,127)	1,227	1,002
Changes in assets and liabilities:
Accounts receivable	(175,290)	60,012	(32,276)
Inventories	(94,073)	(13,675)	7,556
Prepaid expenses and other current assets	12,841	(1,815)	(6,521)
Other assets	90	(1,886)	1,171
Accounts payable and accrued expenses	162,383	(49,507)	24,946
Other liabilities	(222)	10,157	4,174

Net cash provided by operating activities	79,367	180,721	135,257
Investing activities:
Investment in property, plant and equipment, net	(29,599)	(24,970)	(39,100)
Acquisitions, net of cash acquired	—	(114,703)	—
Investment in unconsolidated affiliate	(490)	—	(21,000)
Proceeds from sale of assets	5,662	27,814	10,459

Net cash used by investing activities	(24,427)	(111,859)	(49,641)
Financing activities:
Payments on short-term borrowings	(1,145)	(7,340)	(8,513)
Proceeds from long-term debt	—	735	—
Principal payments on long-term debt	(1,234)	(6,883)	(20,872)
Proceeds from issuance of common shares	10,644	5,419	1,628
Payments to minority interest	(7,200)	(5,281)	(2,902)
Dividends paid	(55,167)	(54,869)	(54,655)

Net cash used by financing activities	(54,102)	(68,219)	(85,314)

Increase in cash and cash equivalents	838	643	302
Cash and cash equivalents at beginning of year	1,139	496	194

Cash and cash equivalents at end of year	$1,977	$1,139	$496

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended May 31, 2004, 2003, and 2002

NOTE A – Summary of Significant Accounting Policies

     Consolidation: The consolidated financial statements include the accounts of Worthington Industries, Inc. and subsidiaries (the “Company”). Spartan Steel Coating, LLC (owned 52%) and Worthington Gastec a.s. (owned 51%) are fully consolidated with the equity owned by the respective partners shown as minority interest on the balance sheet and their portion of net income or loss included in miscellaneous income or expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. Certain reclassifications were made to prior year amounts to conform to the fiscal 2004 presentation.

     During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 was intended to provide guidance in determining whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”), or whether the variable interest model under FIN 46 should be used to account for existing and new entities. However, FIN 46 was confusing to many companies. Consequently, during December 2003, the FASB released Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies certain provisions of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. Special provisions apply to companies that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of FIN 46R for all other types of entities was required for periods ending after March 15, 2004. Adoption of FIN 46R did not have an impact on the Company’s financial position or results of operations.

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

     Derivative Financial Instruments: The Company does not engage in currency or commodity speculation and generally enters into derivatives only to hedge specific foreign currency or commodity transactions. Gains or losses from these transactions offset gains or losses of the assets, liabilities or transactions being hedged.

     Fair Value of Financial Instruments: The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, other assets and payables approximate fair values. The fair value of long-term debt based upon quoted market prices was $326,547,000 and $327,814,000 at May 31, 2004 and 2003, respectively.

     Risks and Uncertainties: As of May 31, 2004, the Company, including unconsolidated affiliates, operated 61 production facilities in 22 states and 10 countries. The Company’s largest markets are the automotive and automotive supply markets, which comprise approximately one-third of the Company’s sales. Foreign operations and exports represent less than 10% of the Company’s production, net sales and net assets. Approximately 11% of the Company’s consolidated labor force is covered by collective bargaining agreements. Of these labor contracts, 69% expire within one year from May 31, 2004. The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company’s consolidated financial position, cash flows or future results of operations.

     Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Depreciation expense was $66,545,000 for the fiscal year ended May 31, 2004 (“fiscal 2004”), $67,828,000 for the fiscal year ended May 31, 2003 (“fiscal 2003”), and $68,734,000 for the fiscal year ended May 31, 2002 (“fiscal 2002”). Accelerated depreciation methods are used for income tax purposes.

     Capitalized Interest: The Company capitalizes interest in connection with the construction of qualified assets. Under this policy, the Company capitalized interest of $22,000 in fiscal 2004, $48,000 in fiscal 2003 and $358,000 in fiscal 2002.

     Stock-Based Compensation: At May 31, 2004, the Company had stock option plans for employees and non-employee directors which are described more fully in “Note F – Stock-Based Compensation.” The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying stock on the date of the grant. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994, under the fair value method prescribed by that Statement. The weighted average fair value of stock options granted in fiscal 2004, fiscal 2003 and fiscal 2002 was $2.82, $2.71 and $2.89, respectively, based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Assumptions used:
Dividend yield	4.04%	4.01%	4.55%
Expected volatility	26.00%	25.00%	23.00%
Risk-free interest rate	3.88%	2.63%	4.38%
Expected lives (years)	6.2	6.5	5.0

     The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for the stock option plans under the fair value method of accounting for the years ended May 31:

In thousands, except per share	2004	2003	2002
Net earnings, as reported	$86,752	$75,183	$6,502
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	1,328	1,475	1,430

Pro forma net earnings	$85,424	$73,708	$5,072

Earnings per share:
Basic, as reported	$1.01	$0.88	$0.08
Basic, pro forma	0.99	0.86	0.06
Diluted, as reported	1.00	0.87	0.08
Diluted, pro forma	0.98	0.86	0.06

     Revenue Recognition: The Company recognizes revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, the Company defers recognition of revenue until payment is collected. The Company provides for expected returns based on experience and current customer activities.

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

     Advertising Expense: The Company expenses advertising costs as incurred. Advertising expense was $3,024,000, $2,520,000 and $2,095,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

     Environmental Costs: Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and clean-up are charged to expense.

     Statements of Cash Flows: Supplemental cash flow information for the years ended May 31 is as follows:

In thousands	2004	2003	2002
Interest paid	$21,889	$25,027	$23,485
Income taxes paid, net of refunds	4,749	37,909	14,371

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

     The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in long-term liabilities. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by taxing authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits, and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve.

NOTE B – Shareholders’ Equity

     Preferred Shares: The Company’s Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The board of directors is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation, and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

     Comprehensive Income: The components of other comprehensive income (loss) and related tax effects for the years ended May 31 were as follows:

In thousands	2004	2003	2002
Other comprehensive income (loss):
Unrealized gain (loss) on investment	$94	$(115)	$(45)
Foreign currency translation, net of tax of $0, $(2,214) and $(2,136) in 2004, 2003 and 2002	(1,747)	2,909	3,967
Minimum pension liability, net of tax of $(492), $1,463 and $0 in 2004, 2003 and 2002	1,015	(3,400)	(32)
Cash flow hedges, net of tax of $(2,628), $(253) and $495 in 2004, 2003 and 2002	3,413	493	(921)

Other comprehensive income (loss)	$2,775	$(113)	$2,969

     The components of cumulative other comprehensive loss, net of tax, at May 31 were as follows:

In thousands	2004	2003
Unrealized loss on investment	$(12)	$(106)
Foreign currency translation	(2,949)	(1,202)
Minimum pension liability	(2,417)	(3,432)
Cash flow hedges	2,985	(428)

Cumulative other comprehensive loss	$(2,393)	$(5,168)

NOTE C – Debt

     Debt at May 31 is summarized as follows:

In thousands	2004	2003
Short-term notes payable	$—	$1,145
7.125% senior notes due May 15, 2006	142,409	142,409
6.700% senior notes due December 1, 2009	145,000	145,000
Other	2,359	3,474

Total debt	289,768	292,028
Less current maturities and short-term notes payable	1,346	2,339

Total long-term debt	$288,422	$289,689

     Short-term notes payable represent notes payable to banks. The weighted average interest rate for all bank notes was 3.73% at May 31, 2004. As of May 31, 2004, the Company had a $235.0 million multi-year revolving credit facility, provided by a group of 15 banks, which matures in May 2007. The Company pays commitment fees on the unused credit amount under the facility. Interest rates on borrowings under the facility and related fees are determined by the Company’s senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. There was no outstanding balance under the facility at May 31, 2004 and 2003. The covenants in the facility include, among others, maintenance of a debt-to-total capitalization ratio of not more than 55% and maintenance of a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio of not more than 3.25 times through February 2005, declining to 3.00 times in May 2005. The Company was in compliance with all covenants under the facility at May 31, 2004.

     During July 2004, the Company amended the $235.0 million revolving credit facility to increase its size to $435.0 million and eliminate certain covenants. This facility is with the same group of 15 banks, matures in May 2007, and contains the same provisions mentioned above.

     At May 31, 2004, the Company’s “Other” debt represented debt from foreign operations with a weighted average interest rate of 0.36%. At May 31, 2004, the Company was not a party to any interest rate swap agreements or other interest rate derivatives.

     Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows (in thousands):

2005	$1,346
2006	143,422
2007	—
2008	—
2009	—
Thereafter	145,000

Total	$289,768

NOTE D – Income Taxes

     Earnings before income taxes for the years ended May 31 include the following components:

In thousands	2004	2003	2002
Pre-tax earnings:
United States based operations	$119,658	$107,948	$13,108
Non - United States based operations	7,806	10,450	(2,868)

	$127,464	$118,398	$10,240

     Significant components of income tax expense for the years ended May 31 were as follows:

In thousands	2004	2003	2002
Current:
Federal	$52,720	$20,391	$19,142
State and local	7,061	1,060	2,051
Foreign	3,439	5,353	(734)

	63,220	26,804	20,459
Deferred:
Federal	(19,034)	16,963	(14,570)
State	(2,229)	208	(2,151)
Foreign	(1,245)	(760)	—

	(22,508)	16,411	(16,721)

	$40,712	$43,215	$3,738

     Tax benefits related to the exercise of stock options that were credited to additional paid-in capital were $446,000, $489,000 and $384,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Tax benefits (expenses) related to foreign currency translation adjustments that were credited to other comprehensive income were $0, $(2,214,000), and $(2,136,000) for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The tax benefits (expenses) related to minimum pension liability that were credited to other comprehensive income were $(492,000) and $1,463,000 for fiscal 2004 and fiscal 2003, respectively. Tax benefits (expenses) related to cash flow hedges that were credited to other comprehensive income were $(2,628,000), $(253,000) and $495,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

     The reconciliation of the differences between the effective income tax rate and the statutory federal income tax rate for the years ended May 31 is as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.5	1.5	(0.6)
Reversal of income tax accruals for favorable resolution of tax audits and change in estimate of deferred taxes	(6.1)	—	—
Foreign and other	0.5	—	2.1

Effective tax rate	31.9%	36.5%	36.5%

     The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in long-term liabilities. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by taxing authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. The Company decreased the tax reserve in the fourth quarter of fiscal 2004 as a result of favorable resolution of certain tax audits, resulting in a $6,364,000 reduction in income tax expense.

     The Company adjusted deferred taxes in fiscal 2004, resulting in a $1,361,000 reduction in income tax expense.

     Undistributed earnings of the Company’s foreign subsidiaries at May 31, 2004, are considered to be indefinitely reinvested. Accordingly, the calculation of and provision for deferred taxes are not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the earnings may become taxable.

     The components of the Company’s deferred tax assets and liabilities as of May 31 were as follows:

In thousands	2004	2003
Deferred tax assets:
Accounts receivable	$6,312	$5,022
Inventories	3,050	3,568
Accrued expenses	15,370	12,870
Restructuring expense	5,008	1,171
Net operating loss carryforwards	24,321	23,237
Tax credit carryforwards	3,060	1,302
Other	—	255

Total deferred tax assets	57,121	47,425
Valuation allowance for deferred tax assets	(21,127)	(21,225)

Net deferred tax assets	35,994	26,200
Deferred tax liabilities:
Property, plant and equipment	113,455	119,023
Income taxes	1,492	9,139
Undistributed earnings of unconsolidated affiliates	17,198	13,171
Other	4,102	7,528

Total deferred tax liabilities	136,247	148,861

Net deferred tax liability	$100,253	$122,661

     The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

In thousands	2004	2003
Current assets:
Deferred income taxes	$3,963	$20,783
Noncurrent liabilities:
Deferred income taxes	104,216	143,444

Net deferred tax liabilities	$100,253	$122,661

     At May 31, 2004, the Company had tax benefits for federal net operating loss carryforwards of $785,000 that expire from fiscal 2005 to fiscal 2018. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2004, the Company had tax benefits for state net operating loss carryforwards of $19,186,000 that expire from fiscal 2005 to fiscal 2019 and state credit carryforwards of $3,060,000. At May 31, 2004, the Company had tax benefits for foreign net operating loss carryforwards of $4,350,000 for income tax purposes that expire from fiscal 2005 to fiscal 2011.

     A valuation allowance of $21,127,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards. The valuation allowance includes $785,000 for federal, $15,992,000 for state and $4,350,000 for foreign. The majority of the state valuation allowance relates to a corporation which owned the Decatur, Alabama, facility (see “Note N – Impairment Charges and Restructuring Expense” for more information). As a result, the Company has determined that it is more likely than not that there will not be sufficient taxable income in future years to utilize all of the net operating loss carryforwards.

NOTE E – Employee Pension Plans

     During December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106. This Statement revised disclosure requirements about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No.

87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement required additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. In addition, the various elements of pension and other postretirement benefit costs must be disclosed on a quarterly basis. The annual disclosure provisions of SFAS No. 132 (revised 2003) generally are effective for fiscal years ending after December 15, 2003, while the interim disclosure provisions are effective for interim periods beginning after December 15, 2003. The required annual disclosures are made below and the required interim disclosures will be made starting with the quarter ending August 31, 2004.

     The Company provides pension benefits to employees through defined benefit or deferred profit sharing plans. The defined benefit plan is a non-contributory pension plan, which covers certain employees based on age and length of service. Company contributions to this plan comply with ERISA’s minimum funding requirements. The remaining employees are covered by deferred profit sharing plans to which employees may also contribute. Company contributions to the deferred profit sharing plans are determined as a percentage of the Company’s pre-tax income before profit sharing. In addition, the Company began matching employee contributions up to 2% of their pay starting in January 2003. The Company has one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan.

     As part of its consolidation plan announced in fiscal 2002, the Company recognized in the restructuring charge actual and curtailment losses on plan assets of $4,242,000 in fiscal 2002 and $3,135,000 in fiscal 2003. The loss primarily resulted from the recognition of prior service costs of terminated employees in the Malvern, the NRM Trucking and the Jackson defined benefit plans. During 2003 and 2004, the Internal Revenue Service and the Pension Benefit Guaranty Corporation approved The Notice of Intent to Terminate and Freeze the Malvern, NRM Trucking and Jackson plans. Annuity contracts were purchased in 2004 and 2003 to settle the liabilities under these plans. During 2004, the liabilities of the Malvern, NRM Trucking and Jackson plans were settled through annuity purchases requiring additional employer contributions of $5,991,000.

     The following table summarizes the components of net periodic pension cost, excluding the amounts recorded as part of the restructuring charge, for the defined benefit and contribution plans for the years ended May 31:

In thousands	2004	2003	2002
Defined benefit plans:
Service cost	$703	$645	$934
Interest cost	600	1,419	1,333
Actual loss (return) on plan assets	(2,160)	3,032	287
Net amortization and deferral	2,222	(4,242)	(1,218)

Net pension cost on defined benefit plans	1,365	854	1,336
Defined contribution plans	9,920	6,540	6,735

Total pension cost	$11,285	$7,394	$8,071

     The following actuarial assumptions were used for the Company’s defined benefit pension plans:

	2004	2003	2002
Terminated Plans:
Weighted average discount rate	—	5.37%	7.00%
Weighted average expected long-term rate of return	—	1.00%	7.75%
Continuing Plan:
To determine benefit obligation:
Discount rate	5.75%	6.00%	—
To determine net periodic pension cost:
Discount rate	6.00%	7.00%	7.00%
Expected long-term rate of return	7.00%	9.00%	9.00%
Rate of compensation increase	n/a	n/a	n/a

     The expected long-term rate of return on the continuing plan in fiscal 2004 is based on the actual historical returns adjusted for a change in the frequency of lump sum settlements upon retirement. The expected long-term rate of return on the continuing plan for fiscal 2003 and fiscal 2002 was based on historical returns.

     The following tables provides a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status during fiscal 2004 and fiscal 2003 as of the March 31 measurement date:

In thousands	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$24,913	$19,755
Service cost	703	645
Interest cost	600	1,419
Settlements	(14,660)	—
Actuarial loss	358	4,882
Benefits paid	(70)	(1,788)

Benefit obligation, end of year	$11,844	$24,913

Change in plan assets
Fair value, beginning of year	$15,037	$19,857
Actual return (loss) on plan assets	2,160	(3,032)
Company contributions	821	—
Settlements	(9,202)	—
Benefits paid	(70)	(1,788)

Fair value, end of year	$8,746	$15,037

	2004	2003
Projected benefit obligation in excess of plan assets as of measurement date	$(3,098)	$(9,876)
Unrecognized net actuarial loss	2,557	3,814
Unrecognized prior service cost	1,179	1,420
Minimum pension liability	(3,736)	(5,600)

Accrued benefit cost	$(3,098)	$(10,242)

Plans with benefit obligations in excess of fair value of plan assets:
Projected and accumulated benefit obligation	$11,844	$24,913
Fair value of plan assets	8,746	15,037

Funded status	$(3,098)	$(9,875)

     Plan assets for the continuing plan consist principally of the following as of the March 31 measurement date:

	2004	2003
Asset category:
Equity securities	71%	69%
Debt securities	29	31

Total	100%	100%

     Equity securities include no employer stock. The investment policies and strategies for the continuing plan are as follows: The plan’s objectives are long-term in nature and liquidity requirements are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants. The plan’s objective is to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumption of the plan. The strategic asset allocation includes 60-80% equities, including international, and 20-40% fixed income investments.

     No contributions to the continuing plan are expected during fiscal 2005. The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid:

In thousands
2005	$43
2006	87
2007	139
2008	169
2009	252
2010-2014	2,244

NOTE F – Stock-Based Compensation

     Under its employee and non-employee director stock option plans, the Company may grant incentive or non-qualified stock options to purchase common shares at not less than 100% of market value at date of grant and non-qualified stock options at a price determined by the Compensation and Stock Option Committee. The exercise price of all stock options granted is set at 100% of the market price on the date of grant. Generally, stock options vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years thereafter.

     The following table summarizes the stock option plans’ activities for the years ended May 31:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
In thousands, except per share	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	5,942	$13.49	5,417	$13.05	5,839	$13.07
Granted	762	15.15	1,086	15.12	12	11.05
Exercised	(795)	11.58	(355)	11.86	(137)	12.10
Forfeited	(514)	14.80	(206)	13.88	(297)	13.90

Outstanding, end of year	5,395	13.86	5,942	13.49	5,417	13.05

Exercisable at end of year	3,200	14.18	3,276	14.30	2,735	14.92

     The following table summarizes information for stock options outstanding and exercisable at May 31, 2004:

	Outstanding			Exercisable
Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
In thousands, except per share	Number	Price	Life	Number	Price
Exercise prices between
$9.00 and $13.00	2,742	$11.26	5.7	1,994	$11.76
$14.68 and $20.88	2,653	16.55	5.9	1,206	18.17

     Under APB 25, the Company does not recognize compensation expense related to stock options, as no stock options have been granted at a price below the market price on the date of grant. See “Note A – Summary of Significant Accounting Policies – Stock-Based Compensation” for pro forma disclosures required by SFAS No. 148.

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

     To secure access to facilities used to regenerate acid used in certain steel processing locations, the Company has entered into unconditional purchase obligations with a third party which require the Company to deliver certain quantities of acid for processing annually through the year 2019. In addition, the Company is required to pay for freight and utilities used in processing its acid. The aggregate amount of required future payments at May 31, 2004, is as follows (in thousands):

2005	$2,367
2006	2,367
2007	2,367
2008	2,367
2009	2,367
Thereafter	23,670

Total	$35,505

     The Company may not terminate the unconditional purchase obligations without assuming or otherwise repaying certain debt of the supplier which was $14,630,000 at May 31, 2004.

     At the closing of the sale of the Decatur facility on August 1, 2004, the unconditional purchase obligation associated with Decatur was eliminated. The estimated termination cost will be recorded in 1st quarter of fiscal 2005. See “Note N – Impairment Charges and Restructuring Expense” for more information.

NOTE H – Industry Segment Data

     The Company’s operations include three reportable segments: Processed Steel Products, Metal Framing and Pressure Cylinders. Factors used to identify these segments include the products and services provided by each segment as well as the management reporting structure used by the Company. A discussion of each segment is outlined below.

     Processed Steel Products: This segment consists of two business units, The Worthington Steel Company (“Worthington Steel”) and The Gerstenslager Company (“Gerstenslager”). Both are intermediate processors of flat-rolled steel. This segment’s processing capabilities include pickling, slitting, cold reduction, hot-dipped galvanizing, hydrogen annealing, cutting-to-length, tension leveling, edging, dry lubricating, configured blanking and stamping. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, farm implement, HVAC, container and aerospace markets. Gerstenslager supplies exposed body panels and unexposed components for past model service and current model production primarily to domestic and transplant automotive and heavy-duty truck manufacturers in the United States.

     Metal Framing: This segment consists of one business unit, Dietrich Industries, Inc. (“Dietrich”), which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets in the United States. Dietrich’s customers primarily consist of wholesale distributors, commercial and residential contractors, and big box building material retailers.

     Pressure Cylinders: This segment consists of one business unit, Worthington Cylinder Corporation (“Worthington Cylinders”). Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) cylinders, refrigerant gas cylinders, high-pressure and industrial/specialty gas cylinders. The LPG cylinders are used for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Refrigerant cylinders are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. High-pressure and industrial/specialty gas cylinders are containers for gases used in the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer manufacturers, and non-refillable cylinders for “Balloon Time®” helium kits.

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

In thousands	2004	2003	2002
Net sales
Processed Steel Products	$1,373,145	$1,343,397	$1,132,697
Metal Framing	661,999	539,358	305,994
Pressure Cylinders	328,692	321,790	292,829
Other	15,268	15,346	13,441

Total	$2,379,104	$2,219,891	$1,744,961

Operating income
Processed Steel Products	$18,036	$80,998	$13,610
Metal Framing	63,778	22,537	19,139
Pressure Cylinders	29,376	32,273	11,020
Other	(1,003)	(9,977)	(9,452)

Total	$110,187	$125,831	$34,317

Depreciation and amortization
Processed Steel Products	$39,097	$41,796	$45,278
Metal Framing	14,706	14,786	9,956
Pressure Cylinders	8,749	8,835	9,812
Other	4,750	4,002	3,841

Total	$67,302	$69,419	$68,887

Total assets
Processed Steel Products	$888,661	$806,859	$903,280
Metal Framing	471,972	392,010	244,286
Pressure Cylinders	168,496	164,833	153,977
Other	114,010	114,367	155,771

Total	$1,643,139	$1,478,069	$1,457,314

Capital expenditures
Processed Steel Products	$6,136	$8,382	$17,822
Metal Framing	10,269	10,398	13,764
Pressure Cylinders	3,182	3,462	4,770
Other	10,012	2,728	2,744

Total	$29,599	$24,970	$39,100

     Net sales by geographic region for the Company’s reportable segments for the years ended May 31 are shown in the following table:

In thousands	2004	2003	2002
North America
Processed Steel Products	$1,373,145	$1,343,397	$1,132,697
Metal Framing	661,999	539,358	305,994
Pressure Cylinders	233,877	230,030	221,756
Other	15,268	15,346	13,441

Subtotal	2,284,289	2,128,130	1,673,888

South America
Processed Steel Products	—	—	—
Metal Framing	—	—	—
Pressure Cylinders	—	—	4,600
Other	—	—	—

Subtotal	—	—	4,600

Europe
Processed Steel Products	—	—	—
Metal Framing	—	—	—
Pressure Cylinders	94,815	91,760	66,473
Other	—	—	—

Subtotal	94,815	91,760	66,473

Total	$2,379,104	$2,219,891	$1,744,961

NOTE I – Related Party Transactions

     The Company purchases from and sells to affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2004, fiscal 2003 and fiscal 2002 totaled $18,960,000, $12,534,000 and $25,321,000, respectively. Accounts receivable related to these transactions were $2,901,000 and $1,697,000 at May 31, 2004 and 2003, respectively. Accounts payable to affiliated companies were $18,000 and $2,168,000 at May 31, 2004 and 2003, respectively.

NOTE J – Investments in Unconsolidated Affiliates

     The Company’s investments in affiliated companies, which are not majority-owned or not controlled, are accounted for using the equity method. These equity investments and the percentage interest owned consist of Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Acerex, S.A. de C.V. (50%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), and Viking & Worthington Steel Enterprise, LLC (“VWS”) (49%). On June 27, 2003, Worthington Steel joined with Bainbridge Steel, LLC (“Bainbridge”), an affiliate of Viking Industries, LLC, a qualified minority business enterprise (“MBE”), to form Viking & Worthington Steel Enterprise, LLC, an unconsolidated joint venture in which Worthington Steel has a 49% interest and Bainbridge has a 51% interest. VWS purchased substantially all of the assets of Valley City Steel, LLC in Valley City, Ohio, for approximately $5,700,000. Bainbridge manages the operations of the joint venture, and Worthington Steel provides assistance in operations, selling and marketing. The parties operate VWS as an MBE.

     During fiscal 2003, TWB acquired the ownership interests of the minority partners, thereby increasing the Company’s ownership interest from 33% to 50% and resulting in an increase to shareholders’ equity of $2,450,000 (net of deferred taxes of $1,492,000).

     The Company received distributions from unconsolidated affiliates totaling $12,152,000 and $41,107,000 in fiscal 2004 and fiscal 2003, respectively.

     Financial information for affiliated companies accounted for using the equity method as of, and for, the years ended May 31 was as follows:

In thousands	2004	2003	2002
Current assets	$246,844	$173,195	$151,655
Noncurrent assets	141,450	145,446	156,730
Current liabilities	143,750	70,044	66,160
Noncurrent liabilities	35,727	94,239	54,672
Net sales	604,243	484,078	420,222
Gross margin	133,218	96,880	81,913
Net income	79,625	60,816	47,457

     The Company’s share of undistributed earnings of unconsolidated affiliates was $35,643,000 at May 31, 2004.

NOTE K – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

In thousands, except per share	2004	2003	2002
Numerator (basic & diluted):
Net earnings – income available to common shareholders	$86,752	$75,183	$6,502
Denominator:
Denominator for basic earnings per share – weighted average shares	86,312	85,785	85,408
Effect of dilutive securities – stock options	638	752	521

Denominator for diluted earnings per share – adjusted weighted average shares	86,950	86,537	85,929

Earnings per share – basic	$1.01	$0.88	$0.08
Earnings per share – diluted	1.00	0.87	0.08

     Stock options covering 854,935, 2,211,600 and 1,298,094 common shares for fiscal 2004, fiscal 2003 and fiscal 2002 have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive for those periods.

NOTE L – Operating Leases

     The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $6,221,000 in fiscal 2004, $9,377,000 in fiscal 2003 and $7,732,000 in fiscal 2002. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2004, are as follows (in thousands):

2005	$8,638
2006	6,536
2007	5,801
2008	5,643
2009	4,826
Thereafter	18,061

Total	$49,506

NOTE M – Sale of Accounts Receivable

     The Company and certain of its subsidiaries maintain a $190,000,000 revolving trade receivables securitization facility. Pursuant to the terms of the facility, these subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, up to $190,000,000 undivided ownership interests in this pool of accounts receivable to independent third parties. The Company retains an undivided interest in this pool and is subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers and certain reserve amounts, the Company believes additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. Facility fees of $1,641,000 and $3,292,000 were incurred during fiscal 2004 and fiscal 2003, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. The Company continues to service the accounts receivable. No servicing asset or liability has been recognized, as the Company’s cost to service the accounts receivable is expected to approximate the servicing income.

     As of May 31, 2004, a $60,000,000 undivided interest in this pool of accounts receivable had been sold. The proceeds from the sale were reflected as a reduction of accounts receivable on the consolidated balance sheets and as operating cash flows in the consolidated statements of cash flows. The sale proceeds were used to pay down short-term debt.

NOTE N – Impairment Charges and Restructuring Expense

     On May 27, 2004, the Company signed an agreement to sell its Decatur, Alabama, steel-processing facility and its cold rolling assets to Nucor Corporation (“Nucor”) for $82,000,000 cash. The sale excludes the slitting and cut-to-length assets and net working capital. After the sale, the Company will remain in a portion of the current facility under a long-term lease from Nucor and will continue to serve customers requiring steel processing services in its core business of slitting and cutting-to-length. The transaction closed as of August 1, 2004. As a result of the sale agreement, the Company recorded a $67,400,000 pre-tax charge during its fourth quarter ended May 31, 2004. The charge included $66,642,000 for the impairment of assets at the Decatur facility and $758,000 for severance and employee related costs. The severance and employee related costs were due to the elimination of 40 administrative, production and other employee positions. The assets to be sold were classified as assets held for sale at May 31, 2004, at their selling price. The after-tax impact of this charge was $41,788,000 or $0.48 per diluted share. An additional pre-tax charge, estimated at $5,749,000, mainly relating to contract termination costs will be recognized during the first quarter of fiscal 2005 ending August 31, 2004.

     Also during the fourth quarter ended May 31, 2004, the Company took an impairment charge of $1,998,000 on certain of its European LPG assets. The after-tax impact of this charge was $1,239,000 or $0.01 per diluted share. The European market has been difficult for more than just currency reasons. The Company has had success in high-

pressure and refrigerant cylinders, but the LPG market is challenged by overcapacity and declining demand. The impairment was recorded as a write-down of original cost to fair market value with future depreciation expense to be based on this value.

     During the quarter ended February 28, 2002, the Company announced a consolidation plan that affected each of the Company’s business segments and resulted in the closure of six facilities and the restructuring of two others. As a result, the Company recorded a $64,575,000 pre-tax restructuring expense, which included a write-down to estimated fair value of certain property and equipment, severance and employee related costs, and other items. The severance and employee related costs were due to the elimination of approximately 542 administrative, production and other employee positions. As of May 31, 2004, 499 employees had been terminated, 43 others had either retired or left through normal attrition, and the Company had paid severance of $7,047,000. All six of the facilities to be closed have been closed, and their related assets have been transferred, sold or are being marketed. The restructuring of the other two facilities is complete.

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

     The closure of three additional facilities was announced during the quarter ended November 30, 2002. Two facilities from the Metal Framing segment and one from the Pressure Cylinders segment were affected. The Metal Framing facilities in East Brunswick, New Jersey, and Atlanta, Georgia, were considered redundant following the July 31, 2002, acquisition of Unimast. The Pressure Cylinders facility, located in Citronelle, Alabama, produced acetylene cylinders. The production of these cylinders has been partially transferred to another plant and partially outsourced. The closure of these three facilities resulted in an additional $2,980,000 pre-tax restructuring charge. The restructuring charge included a write-down to estimated fair value of certain equipment, property related costs, severance and employee related costs and other items. The severance and employee related costs are due to the estimated elimination of 69 administrative, production and other employee positions. As of May 31, 2004, 69 employees had been terminated and severance of $604,000 had been paid.

     The progression of the restructuring charge is summarized as follows:

	Balance		Charges to Net Earnings		Charges	Balance
	May 31,		Adjust-		Against	May 31,
In thousands	2003	Payments	ments	Additions	Assets	2004
Property and equipment	$4,587	$(4,232)	$(355)	$—	$—	$—
Severance and employee related	6,670	(6,485)	(185)	—	—	—
Other	—	—	—	—	—	—

Total	$11,257	$(10,717)	$(540)	$—	$—	$—

     Sales that were historically generated by the closed plants were transferred to other Company facilities except for the sales from the Itu, Brazil, facility and sales related to the painted and coated products at the Malvern,

Pennsylvania, facility. Net sales not transferred were $0, $9,090,000 and $42,363,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The related operating loss for these products was $105,000, $659,000 and $5,314,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

NOTE O – Goodwill

     The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The annual impairment test was performed during the fourth quarters of fiscal 2004 and fiscal 2003, and no goodwill was written off as a result.

     Goodwill by segment is summarized as follows at May 31:

In thousands	2004	2003
Metal Framing	$95,361	$95,001
Pressure Cylinders	22,408	21,780

	$117,769	$116,781

     The change in Metal Framing goodwill relates to the Unimast acquisition. The change in Pressure Cylinders goodwill is due to foreign currency translation adjustments.

Note P – Guarantees and Warranties

     During the quarter ended February 28, 2003, the Company adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires the Company to recognize the fair value of guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. As of May 31, 2004, the Company had not issued or modified any of its guarantee or indemnification arrangements since December 31, 2002. In addition, consistent with previously existing generally accepted accounting principles, the Company continues to monitor its guarantees and indemnifications to identify whether it is probable that a loss has occurred and would recognize any such loss when estimable.

     The Company has established reserves for anticipated sales returns and allowances including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at May 31, 2004 and 2003.

     See “Note A – Summary of Significant Accounting Policies – Nonrecurring Losses” for additional information on the Company’s nonrecurring loss related to guarantees.

Note Q – Acquisition

     On July 31, 2002, the Company acquired all of the outstanding stock of Unimast Incorporated (together with its subsidiaries, “Unimast”) for $114,703,000 in cash (net of cash acquired) plus the assumption of $9,254,000 of debt. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry. The acquisition increased capacity for the Company’s existing products, expanded the Company’s product line to include Unimast’s complementary products and introduced new products to the Metal Framing segment, including metal corner bead and trim and vinyl construction accessories. The acquisition was accounted for using the purchase method, with results for Unimast included since the purchase date.

     The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets.

     The purchase price was allocated as follows:

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

NOTE R – Quarterly Results of Operations (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended May 31:

	Three Months Ended
In thousands, except per share	August 31	November 30	February 29	May 31
Fiscal 2004
Net sales	$498,035	$540,078	$558,067	$782,924
Gross margin	48,983	67,242	86,533	172,612
Net earnings	5,917	16,883	24,529	39,423
Earnings per share - basic	$0.07	$0.20	$0.28	$0.45
Earnings per share - diluted	0.07	0.20	0.28	0.45

	August 31	November 30	February 28	May 31
Fiscal 2003
Net sales	$525,464	$567,897	$536,584	$589,946
Gross margin	89,424	80,370	65,483	67,624
Net earnings	27,490	20,747	11,331	15,615
Earnings per share - basic	$0.32	$0.24	$0.13	$0.19
Earnings per share - diluted	0.32	0.24	0.13	0.18

     Results for the second quarter of fiscal 2004 ended November 30, 2003, include a credit to income tax expense of $1,361,000 ($0.01 per diluted share) from an adjustment to deferred taxes.

     Results for the fourth quarter of fiscal 2004 ended May 31, 2004, include a pre-tax restructuring charge in the aggregate amount of $69,398,000 ($0.49 per diluted share, net of tax) related to impairment of certain assets and other related costs at the Decatur, Alabama, steel-processing facility and certain assets related to the European operations of the Pressure Cylinders segment. This quarter also included a credit of $6,364,000 ($0.07 per diluted share) to income tax expense for the favorable resolution of certain tax audits.

     Results for the second quarter of fiscal 2003 ended November 30, 2002, include a pre-tax restructuring credit of $5,622,000 ($0.04 per diluted share, net of tax) and a pre-tax charge related to the estimated potential liability relating to certain workers’ compensation claims of $5,400,000 ($0.04 per diluted share, net of tax).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
		Additions
	Balance at		Charged to Other
	Beginning of	Charged to Costs	Accounts –		Deductions -		Balance at End of
Description	Period	and Expenses	Describe		Describe		Period
Year Ended May 31, 2004:
Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$5,267,000	$2,491,000	$108,000	(A)	$997,000	(B)	$6,870,000

Year Ended May 31, 2003:
Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$8,215,000	$178,000	$627,000	(A)	$3,753,000	(B)	$5,267,000

Year Ended May 31, 2002:
Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$9,166,000	$10,287,000	$215,000	(A)	$11,453,000	(B)	$8,215,000

Note A – Miscellaneous amounts.
Note B – Uncollectible accounts charged to the allowance.

Item 9. — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     In “Item 4. – Changes in Registrant’s Certifying Accountant” of the Current Report on Form 8-K filed by the Worthington Industries, Inc. Deferred Profit Sharing Plan on June 9, 2004, as amended by a Current Report on Form 8-K/A filed on June 22, 2004, the change in the independent auditors of the Worthington Industries, Inc. Deferred Profit Sharing Plan was reported.

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

Changes in Internal Control Over Financial Reporting

     There were no changes which occurred during the Registrant’s fourth fiscal quarter of the period covered by this Annual Report on Form 10-K in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15 (f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part III

Item 10. – Directors and Executive Officers of the Registrant

     In accordance with General Instruction G(3) of Form 10-K, the information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference from the material which will be included under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” in the Registrant’s Proxy Statement for the September 30, 2004, Annual Meeting of Shareholders (the “Proxy Statement”). The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the heading “Supplemental Item. – Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is incorporated herein by reference from the material which will be included under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Registrant’s Proxy Statement.

     Information concerning the Registrant’s Audit Committee and the determination by the Registrant’s Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference from the information which will be included under the headings “PROPOSAL 1: ELECTION OF DIRECTORS — Committees and Meetings of the Board — Committees of the Board” and “PROPOSAL 1: ELECTION OF DIRECTORS - Committees and Meetings of the Board — Audit Committee” in the Registrant’s Proxy Statement. Information concerning the nomination process for director candidates is incorporated herein by reference from the information which will be included under the headings “PROPOSAL 1: ELECTION OF DIRECTORS — Committees and Meetings of the Board — Nominating and Governance Committee” and “PROPOSAL 1: ELECTION OF DIRECTORS — Nominating Procedures” in the Registrant’s Proxy Statement.

     The Registrant’s Board of Directors has adopted Charters for each of the Audit Committee, the Compensation and Stock Option Committee, the Executive Committee and the Nominating and Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

     In accordance with the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual, the Board of Directors of the Registrant has adopted a Code of Conduct covering the directors, officers and employees of the Registrant, including the Registrant’s Chairman of the Board and Chief Executive Officer (the principal executive officer), the Registrant’s President and Chief Financial Officer (the principal financial officer) and the Registrant’s Controller (the principal accounting officer). The Registrant intends to disclose the following on the “Corporate Governance” page of its website located at www.worthingtonindustries.com within the time period following their occurrence as required by the applicable rules of the SEC and the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual: (A) the nature of any amendment to a provision of the Registrant’s Code of Conduct that (i) applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

     The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the Registrant’s website located at www.worthingtonindustries.com. Interested persons may also obtain copies of each of these documents, without charge, by writing to the Vice President-Administration, General Counsel and Secretary of the Registrant at Worthington Industries, Inc., 200 Old Wilson Bridge Road, Columbus, Ohio 43085, Attention: Dale T. Brinkman. In addition, a copy of the Code of Conduct is being filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. – Executive Compensation

     In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 is incorporated herein by reference from the material which will be contained in the Proxy Statement under the headings “PROPOSAL 1: ELECTION OF DIRECTORS – Compensation of Directors” and “EXECUTIVE COMPENSATION.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference from the material which will be contained in the Proxy Statement under the heading “CERTAIN BENEFICIAL OWNERSHIP OF COMMON SHARES.” The information required by this Item 12 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference from the material contained in the Proxy Statement under the heading “EXECUTIVE COMPENSATION – Equity Compensation Plan Information.”

Item 13. – Certain Relationships and Related Transactions

     In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 13 is incorporated herein by reference to the information for John H. McConnell and John P. McConnell which will be contained under the heading “CERTAIN BENEFICIAL OWNERSHIP OF COMMON SHARES” in the Proxy Statement and by reference to the material set forth under the caption “TRANSACTIONS WITH CERTAIN RELATED PARTIES” in the Proxy Statement.

Item 14. – Principal Accountant Fees and Services

     In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 14 is incorporated herein by reference from the information which will be contained in the Proxy Statement under the headings “AUDIT COMMITTEE MATTERS — Fees of Independent Auditors” and “AUDIT COMMITTEE MATTERS — Pre-Approval of Services Performed by Independent Auditors.”

PART IV

Item 15. – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (KPMG LLP)
Consolidated Balance Sheets as of May 31, 2004 and 2003
Consolidated Statements of Earnings for the years ended May 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended May 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended May 31, 2004, 2003 and 2002
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

(b)	The following reports on Form 8-K were filed with or furnished information to the Securities and Exchange Commission during the fiscal fourth quarter ended May 31, 2004:

     On March 17, 2004, Worthington Industries, Inc. furnished information to the Securities and Exchange Commission on a Current Report on Form 8-K dated March 17, 2004, reporting under “Item 12. – Results of Operations and Financial Conditions,” that on March 17, 2004, Worthington Industries, Inc. issued a press release announcing results for its fiscal third quarter ended February 29, 2004.

     On May 27, 2004, Worthington Industries, Inc. issued a press release announcing an agreement to sell its Decatur, Alabama, cold rolling assets to Nucor Corporation, with closing expected to occur within sixty days, after receiving the necessary approvals from government agencies. The press release also included certain information concerning items expected to impact the Registrant’s operating results for the fourth fiscal quarter ending May 31, 2004. Information concerning the press release was furnished to the Securities and Exchange Commission on a Current Report on Form 8-K dated May 27, 2004, under “Item 9. – Regulation FD Disclosure” and “Item 12. – Results of Operations and Financial Condition.”

(c)	The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this report are filed with this Form 10-K or incorporated by reference as noted in the “Index to Exhibits.”

(d)	The financial statement schedule listed in Item 15(a)(2) is filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: August 16, 2004	By:	/s/ John P. McConnell
John P. McConnell
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell	August 16, 2004	Director, Chairman of the Board and
John P. McConnell		Chief Executive Officer

/s/ John S. Christie	August 16, 2004	Director, President and
John S. Christie		Chief Financial Officer

/s/ Richard G. Welch	August 16, 2004	Controller
Richard G. Welch		(Principal Accounting Officer)

*	*	Director
John B. Blystone

*	*	Director
William S. Dietrich

*	*	Director
Michael J. Endres

*	*	Director
Peter Karmanos, Jr.

*	*	Director
John R. Kasich

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Fackler Schiavo

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors.

*By:	/s/ John P. McConnell	Date: August 16, 2004
John P. McConnell Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location
2	Asset Purchase Agreement, entered into as of May 26, 2004, by and among Nucor Steel Decatur, LLC; Worthington Steel Company of Decatur, L.L.C.; Nucor Corporation; and Worthington Industries, Inc. (excluding exhibits and schedules)	Filed herewith

3(a)	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with Ohio Secretary of State on October 13, 1998	Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

3(b)	Code of Regulations of Worthington Industries, Inc., as amended through September 28, 2000 [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (SEC File No. 1-8399)

4(a)	Form of Indenture, dated as of May 15, 1996, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee, relating to up to $450,000,000 of debt securities	Incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K of Worthington Industries, Inc., a Delaware corporation (“Worthington Delaware”), for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

4(b)	Form of 7-1/8% Note due May 15, 2006	Incorporated herein by reference to Exhibit 4(b) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

4(c)	First Supplemental Indenture, dated as of February 27, 1997, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee	Incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

4(d)	Form of 6.7% Note due December 1, 2009	Incorporated herein by reference to Exhibit 4(f) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

4(e)	Second Supplemental Indenture, dated as of December 12, 1997, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee	Incorporated herein by reference to Exhibit 4(g) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

E-1

Exhibit	Description	Location
4(f)	Third Supplemental Indenture, dated as of October 13, 1998, among Worthington Industries, Inc., a Delaware corporation, Worthington Industries, Inc., an Ohio corporation, and PNC Bank, National Association (formerly known as PNC Bank, Ohio, National Association)	Incorporated herein by reference to Exhibit 4(h) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

4(g)	Fourth Supplemental Indenture, dated as of May 10, 2002, among Worthington Industries, Inc. and J.P. Morgan Trust Company, National Association, as successor trustee to Chase Manhattan Trust Company, National Association (successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association)	Incorporated herein by reference to Exhibit 4(h) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

4(h)(i)	$155,000,000 Five-Year Revolving Credit Agreement, dated as of May 10, 2002, among Worthington Industries, Inc., the Lenders from time to time party thereto, PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent, and First Union Securities, Inc. and PNC Capital Markets, Inc., as Co-Syndication Agents and Co-Lead Arrangers	Incorporated herein by reference to Exhibit 4(i)(i) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

4(h)(ii)	Form of Revolving Note issued by Worthington Industries, Inc. to the various Lenders from time to time party to that certain $155,000,000 Five-Year Revolving Credit Agreement, dated as of May 10, 2002	Incorporated herein by reference to Exhibit 4(i)(ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

4(h)(iii)	Swingline Note, dated May 10, 2002 issued by Worthington Industries, Inc. to PNC Bank, National Association, as Swingline Lender under that certain $155,000,000 Five-Year Revolving Credit Agreement, dated as of May 10, 2002	Incorporated herein by reference to Exhibit 4(i)(iii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

Exhibit	Description	Location
4(h)(iv)	Amendment to Five-Year Revolving Credit Agreement, dated as of August, 30, 2002, by and among Worthington Industries, Inc., as borrower, the banks and other financial institutions from time to time party to the Credit Agreement (defined therein) and PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent	Incorporated herein by reference to Exhibit 4(j)(i) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002 (SEC File No. 1-8399)

4(h)(v)	Second Amendment, dated as of November 22, 2002, to the Five-Year Revolving Credit Agreement, dated as of May 10, 2002, among Worthington Industries, Inc., the Lenders and PNC Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender	Incorporated herein by reference to Exhibit 4(j)(v) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002 (SEC File No. 1-8399)

4(i)	Pledge Agreement, dated as of May 10, 2002, by Worthington Industries, Inc. in favor of Wells Fargo Bank Minnesota, National Association, as Collateral Agent for the Secured Parties as defined in the Trust Agreement, dated as of May 10, 2002 (See Exhibit 4(l) below)	Incorporated herein by reference to Exhibit 4(k) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

4(j)	Trust Agreement, dated as of May 10, 2002, among Worthington Industries, Inc., J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Trust Company, N.A.), as Public Debt Trustee, Wells Fargo Bank Minnesota, National Association, as Collateral Agent, PNC Bank, National Association, as Administrative Agent, and Wells Fargo Bank Minnesota, National Association, as Trustee	Incorporated herein by reference to Exhibit 4(l) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

4(k)	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

Exhibit	Description	Location
10(a)	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 1-8399)

10(b)	Worthington Industries, Inc. Executive Deferred Compensation Plan, as Amended and Restated effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10(c)	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10(d)	Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals approved by shareholders on September 25, 2003) *	Incorporated herein by reference to Exhibit 10(e) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

10(e)	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan*	Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10(f)	Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (reflects amendments through September 25, 2003)*	Incorporated herein by reference to Exhibit 10(l) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10(g)(i)	Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10(h)(i) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10(g)(ii)	Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, Worthington Industries, Inc., members of various purchaser groups from time to time party thereto and PNC Bank, National Association	Incorporated herein by reference to Exhibit 10(h)(ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10(g)(iii)	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

Exhibit	Description	Location
10(g)(iv)	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(g)(iv) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

10(g)(v)	Assumption and Transfer Agreement, dated as of October 25, 2001, among Worthington Receivables Corporation, Fifth Third Bank, as a purchaser, a related committed purchaser, and an agent, Market Street Funding Corporation, as a purchaser, and PNC Bank, National Association, as agent for Market Street and as administrator	Incorporated herein by reference to Exhibit 10(g)(v) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

10(g)(vi)	Assumption and Transfer Agreement, dated as of April 24, 2002, among Worthington Receivables Corporation, Liberty Street Funding Corp., as a purchaser and a related committed purchaser, The Bank of Nova Scotia, as Agent for Liberty Street Purchasers, Market Street Funding Corporation, as a purchaser and PNC Bank, National Association, as agent for Market Street and as administrator	Incorporated herein by reference to Exhibit 10(g)(vi) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (File No. 1-8399)

10(g)(vii)	Letter Agreement, dated as of November 29, 2001, among Worthington Receivables Corporation, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, for the purpose of extending the facility termination date	Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2003 (SEC File No. 1-8399).

10(g)(viii)	Letter Agreement, dated as of November 27, 2002, among Worthington Receivables Corporation, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, for the purpose of extending the facility termination date	Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2003 (SEC File No. 1-8399)

10(g)(ix)	Letter Agreement, dated as of November 25, 2003, among Worthington Receivables Corporation, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, for the purpose of extending the facility termination date	Incorporated herein by reference to Exhibit 10(c) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2003 (SEC File No. 1-8399)

Exhibit	Description	Location
10(g)(x)	Amendment No. 2, dated as of May 31, 2004, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Filed herewith

10(h)	Worthington Industries, Inc. 2003 Stock Option Plan (as approved by shareholders on September 25, 2003)*	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399).

14	Code of Conduct	Filed herewith

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23	Consent of KPMG LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31(a)	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31(b)	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32(a)	Section 1350 Certification of Principal Executive Officer	Filed herewith

32(b)	Section 1350 Certification of Principal Financial Officer	Filed herewith

*Management Compensation Plan