Form 10-Q
period 2004-08-31
WORTHINGTON INDUSTRIES INC
filed 2004-10-12
CIK 108516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

As of September 30, 2004, 87,585,038 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

     Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can often be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, “intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

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

     Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing, changes in product mix and market acceptance of products;

•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by operations;

•	effects of facility closures and the consolidation of operations;

•	the ability to realize price increases, cost savings and operational efficiencies on a timely basis;

•	the ability to integrate newly acquired businesses and achieve synergies therefrom;

•	capacity levels and efficiencies within our facilities and within the industry as a whole;

•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;

•	the effect of national, regional and worldwide economic conditions generally and within our major product markets, including a prolonged or substantial economic downturn;

•	the effect of adverse weather on facility and shipping operations, customers and suppliers;

•	changes in customer spending patterns and supplier choices and risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure;

•	acts of war and terrorist activities;

•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;

•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;

•	level of imports and import prices in our markets;

•	the impact of governmental regulations, both in the United States and abroad; and

•	other risks described from time to time in filings with the Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 31,	May 31,
	2004	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,932	$1,977
Receivables, net	355,023	348,833
Inventories
Raw materials	244,018	185,426
Work in process	107,836	97,007
Finished products	93,216	80,473

	445,070	362,906
Deferred income taxes	3,869	3,963
Prepaid expenses and other current assets	32,803	115,431

Total current assets	847,697	833,110
Investments in unconsolidated affiliates	122,265	109,040
Goodwill	117,882	117,769
Other assets	27,734	27,826
Property, plant and equipment	1,026,604	1,017,326
Less accumulated depreciation	474,248	461,932

	552,356	555,394

Total assets	$1,667,934	$1,643,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,143	$313,909
Current maturities of long-term debt	1,013	1,346
Other current liabilities	159,536	159,805

Total current liabilities	459,692	475,060
Other liabilities	99,600	95,067
Long-term debt	287,915	288,422
Deferred income taxes	91,212	104,216
Shareholders’ equity	729,515	680,374

Total liabilities and shareholders’ equity	$1,667,934	$1,643,139

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share)

	Three Months Ended
	August 31,
	2004	2003
Net sales	$769,340	$498,035
Cost of goods sold	609,696	449,052

Gross margin	159,644	48,983
Selling, general and administrative expense	64,831	41,620
Impairment charges and other	5,608	—

Operating income	89,205	7,363
Other income (expense):
Miscellaneous expense	(3,459)	(389)
Interest expense	(5,722)	(5,591)
Equity in net income of unconsolidated affiliates	13,296	7,936

Earnings before income taxes	93,320	9,319
Income tax expense	35,461	3,402

Net earnings	$57,859	$5,917

Average common shares outstanding – basic	87,188	86,007

Earnings per share – basic	$0.66	$0.07

Average common shares outstanding – diluted	88,112	86,517

Earnings per share – diluted	$0.66	$0.07

Cash dividends declared per share	$0.16	$0.16

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31,
	2004	2003
Operating activities:
Net earnings	$57,859	$5,917
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	14,059	16,952
Impairment charges and other	5,608	—
Other adjustments	(21,137)	(4,485)
Changes in assets and liabilities	(105,470)	(1,348)

Net cash provided (used) by operating activities	(49,081)	17,036
Investing activities:
Investment in property, plant and equipment, net	(11,484)	(5,816)
Investment in unconsolidated affiliate	—	(490)
Proceeds from sale of assets	81,960	2,880

Net cash provided (used) by investing activities	70,476	(3,426)
Financing activities:
Payments on short-term borrowings	—	(1,077)
Principal payments on long-term debt	(1,851)	(556)
Dividends paid	(13,915)	(13,754)
Other	3,326	1,236

Net cash used by financing activities	(12,440)	(14,151)

Increase (decrease) in cash and cash equivalents	8,955	(541)
Cash and cash equivalents at beginning of period	1,977	1,139

Cash and cash equivalents at end of period	$10,932	$598

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Periods Ended August 31, 2004 and 2003
(Unaudited)

NOTE A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2005 (“fiscal 2005”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2004.

NOTE B – Industry Segment Data

     Summarized financial information for the Company’s reportable segments is shown in the following table. The “Other” category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.

	Three Months Ended
	August 31,
In thousands	2004	2003
Net sales
Processed Steel Products	$453,827	$287,198
Metal Framing	238,391	141,064
Pressure Cylinders	73,227	66,535
Other	3,895	3,238

	$769,340	$498,035

Operating income (loss)
Processed Steel Products	$35,795	$8,169
Metal Framing	51,512	(3,654)
Pressure Cylinders	3,189	3,538
Other	(1,291)	(690)

	$89,205	$7,363

	August 31,	May 31,
	2004	2003
		(Audited)
Total assets
Processed Steel Products	$862,000	$888,661
Metal Framing	498,451	471,972
Pressure Cylinders	179,163	168,496
Other	128,320	114,010

	$1,667,934	$1,643,139

NOTE C – Comprehensive Income

     The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended
	August 31,
In thousands	2004	2003
Net earnings	$57,859	$5,917
Foreign currency translation	478	(3,335)
Cash flow hedges	(1,149)	257
Other	19	790

Total comprehensive income	$57,207	$3,629

NOTE D – Impairment Charges and Other

     Effective August 1, 2004, the Company closed the sale of its Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80,392,000 cash. The sale excluded the slitting and cut-to-length assets and net working capital associated with this facility. The Company will remain in a portion of the Decatur facility under a long-term lease with Nucor and will continue to serve customers requiring steel processing services in the Company’s core business of slitting and cutting-to-length. As a result of the sale agreement, the Company recorded a $67,400,000 pre-tax charge during its fourth quarter ended May 31, 2004. The charge included $66,642,000 for the impairment of assets at the Decatur facility and $758,000 for severance and employee related costs. The severance and employee related costs were due to the elimination of 40 administrative, production and other employee positions. The after-tax impact of this charge was $41,788,000 or $0.48 per diluted share. An additional pre-tax charge of $5,608,000, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005 ended August 31, 2004. As of August 31, 2004, 35 employees had been terminated, and the Company had paid severance of $96,000.

NOTE E – Stock-Based Compensation

     At August 31, 2004, the Company had stock option plans for employees and non-employee directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings since all stock options granted under the plans had an exercise price equal to the market value of the underlying stock on the grant date. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994, under the fair value method prescribed by that statement. In March 2004, the Financial Accounting Standards Board issued the exposure draft, Share-Based Payment, an amendment of FASB Statements No. 123 and 95. This exposure draft requires expensing of stock option cost beginning with the fiscal year ending May 31, 2006. Although the adoption is not expected to materially effect net earnings, this will not be known until issuance of a final statement.

     The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for stock option plans using the fair value method for the periods indicated:

	Three Months Ended
	August 31,
In thousands, except per share	2004	2003
Net earnings, as reported	$57,859	$5,917
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	361	380

Pro forma net earnings	$57,498	$5,537

Earnings per share:
Basic, as reported	$0.66	$0.07
Basic, pro forma	$0.66	$0.06
Diluted, as reported	$0.66	$0.07
Diluted, pro forma	$0.66	$0.06

NOTE F – Employee Pension Plans

     The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

	Three Months Ended
	August 31,
In thousands	2004	2003
Defined benefit plans:
Service cost	$196	$176
Interest cost	170	150
Expected return on plan assets	(153)	(540)
Net amortization and deferral	89	555

Net pension cost on defined benefit plans	$302	$341

NOTE G – Subsequent Events

     On September 17, 2004, the Company purchased substantially all of the assets of the propane and specialty gas cylinder business of Western Industries, Inc. This business manufactures 14.1 oz. and 16.4 oz. disposable cylinders for hand torches, camping stoves, portable heaters and tabletop grills from two locations in Wisconsin. The assets were purchased for $64.5 million in cash, subject to an adjustment based on the working capital as of the closing date of the transaction. These assets will be included in the Company’s Pressure Cylinders business segment.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements included in “Item 1 – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2004, includes additional information about our company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

     Worthington Industries, Inc., together with its subsidiaries, is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of August 31, 2004, we operated 44 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in eight joint ventures, which operated 17 facilities worldwide as of August 31, 2004.

     We monitor certain national and industry data to better understand the markets in which each of our business segments operates. Relative to last year, this data indicates that conditions have improved across all markets except for “Big Three” automotive. Domestic GDP for the quarter ended August 31, 2004, was up slightly over the preceding quarter and up 3.5% over the same quarter of last year. However, Big Three automotive production was down less than 1% during the quarter ended August 31, 2004, compared to the same period last year and is expected to be down 7% against the prior year for the coming fiscal quarter but up 12% from this quarter. In commercial construction, the U.S. Census Bureau’s Index of Private Construction Spending confirms that commercial construction activity has shown significant improvement during the last six months.

     The industry continues to benefit from higher steel prices caused by an increased demand for and lower supply of steel. Even though demand for steel in the People’s Republic of China has slowed, domestic shipments of steel increased at an annualized rate of 11% according to the American Iron and Steel Institute and 17% through July according to the Metal Service Center Institute. In addition, the price for steel scrap, which is used in the manufacture of steel, remains at historically high levels. As a result, pricing for hot-rolled steel sheet rose approximately 20% during the quarter and is up 163% since August 2003. A forecasted peak in steel prices by industry analysts did not materialize in the current quarter, but they expect it to happen in the coming months.

     For Worthington Industries, higher volumes positively impacted our operating income during the first quarter ended August 31, 2004 (“first quarter”), but spread, or the difference between the cost of the raw material and the selling price of the finished product, continues to drive the improvement in the results compared to the prior year. Generally, our operations are favorably impacted in a rising steel price environment as we are able to raise our selling prices due to the increased demand for steel while lower-priced inventory on hand flows through cost of goods sold. However, the opposite may occur when steel prices fall. We will continue to manage our inventory to reduce the negative impact from any future downside of this cycle.

     Our focus over the last several years has been to improve our return on capital by investing in growth markets and products, consolidating facilities, and divesting non-strategic or other assets that were not delivering appropriate returns. This includes investing in joint ventures. Because of our success with joint ventures, we are regularly looking for additional opportunities where we can bring together complementary skill sets and minimize our risk and capital requirements. The following are recent examples of this activity:

•	Effective August 1, 2004, we closed the sale of our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80.4 million cash. We retained the slitting and cut-to-length assets and net working capital associated with this facility.

•	On September 17, 2004, we purchased substantially all of the assets of the propane and specialty gas cylinder business of Western Industries, Inc. This business manufactures 14.1 oz. and 16.4 oz. disposable cylinders for hand torches, camping stoves, portable heaters and tabletop grills from two locations in Wisconsin. The assets were purchased for $64.5 million in cash, subject to an adjustment based on the working capital as of the closing date of the transaction. These assets will be included in our Pressure Cylinders business segment.

•	On September 23, 2004, we entered into a 50% owned unconsolidated joint venture with Pacific Steel Construction (“Pacific”) to focus on residential steel framing, particularly for the military. Pacific will contribute their existing contracts to the joint venture and we will make a modest capital contribution. Our Metal Framing segment will sell the steel products to the joint venture for its projects. This gives us an immediate presence in the growing market for steel framed military housing and an additional base from which to penetrate the overall residential market.

Results of Operations

First Quarter – Fiscal 2005 Compared to Fiscal 2004

  Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
	2004			2003
		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$769.3	100.0%	54%	$498.0	100.0%
Cost of goods sold	609.7	79.2%	36%	449.0	90.2%

Gross margin	159.6	20.8%	226%	49.0	9.8%
Selling, general and administrative expense	64.8	8.4%	56%	41.6	8.4%
Impairment charges and other	5.6	0.7%		—

Operating income	89.2	11.7%	1111%	7.4	1.4%
Other income (expense):
Miscellaneous expense	(3.5)			(0.4)
Interest expense	(5.7)	-0.7%	1%	(5.6)	-1.1%
Equity in net income of unconsolidated affiliates	13.3	1.7%	68%	7.9	1.6%

Earnings before income taxes	93.3	12.1%	901%	9.3	1.9%
Income tax expense	35.5	4.6%	943%	3.4	0.7%

Net earnings	$57.8	7.5%	876%	$5.9	1.2%

Average common shares outstanding – diluted	88.1			86.5

Earnings per share – diluted	$0.66		858%	$0.07

     Net earnings increased $51.9 million, to $57.8 million for the first quarter of fiscal 2005 from $5.9 million for the comparable quarter of fiscal 2004. Diluted earnings per share increased $0.59 per share to $0.66 per share from $0.07 per share for the prior year.

     Net sales increased 54%, or $271.3 million, to $769.3 million for the first quarter of fiscal 2005 from $498.0 million for the comparable quarter last fiscal year. The increase was primarily driven by increased average selling prices reflecting the higher steel prices that are prevailing this year versus last year. The remainder of the increase was due to higher volumes in our Processed Steel and Pressure Cylinders segments offset somewhat by a volume decline in Metal Framing.

     Gross margin increased 226%, or $110.6 million, to $159.6 million for the first quarter of fiscal 2005, from $49.0 million for comparable quarter last fiscal year. Raw material costs increased relative to last year but not as much as selling prices, resulting in widened spreads. As prices continued to rise during the quarter, we benefited from lower-priced inventory; but with the pace of price increases tempering, so has the benefit. The wider spread increased gross margin by $109.7 million over the comparable quarter of the prior year. The net impact was an increase in gross margin to 20.8% of net sales for the first quarter of fiscal 2005 from 9.8% of net sales for the comparable quarter of fiscal 2004.

     Selling, general and administrative (“SG&A”) expense remained consistent at 8.4% of net sales for the first quarter of fiscal 2005 and for the comparable quarter of the prior year. In total, SG&A expense increased 56%, or $23.2 million, to $64.8 million for the first quarter of fiscal 2005 from $41.6 million for the comparable quarter of fiscal 2004 mainly due to higher profit sharing and bonus expense, which is up due to significantly higher earnings.

     Impairment charges and other for the quarter represents a charge related to the sale of the Decatur, Alabama, assets. This charge is comprised of contract termination charges that could not be accrued until the sale closed and other adjustments to the charge recorded at May 31, 2004. The after-tax impact of this charge was $3.5 million or $.04 per diluted share.

     Miscellaneous expense for the first quarter of fiscal 2005 compared to the same quarter of fiscal 2004 increased $3.1 million due to a higher elimination for the minority shareholder’s interest in net earnings of Spartan Steel Coating, LLC (“Spartan”). Spartan was significantly more profitable this quarter compared to the year ago quarter.

     Equity in net income of unconsolidated affiliates increased 68%, or $5.4 million, to $13.3 million for the first quarter from $7.9 million. All six unconsolidated joint ventures had large percentage increases in their respective net income. Joint venture income continues to be a consistent and significant contributor to our profitability.

     Our effective income tax rate was 38.0% for the first quarter of fiscal 2005 and 36.5% for the comparable quarter of fiscal 2004. The rate increased due to higher state and local taxes and a change in our mix of income.

  Segment Operations

     Processed Steel Products.

     Our Processed Steel Products segment represents approximately 59% of consolidated net sales. Its results are significantly impacted by the automotive industry, which accounts for approximately 60% of its net sales, and the steel pricing environment. Despite the fact that Big Three automotive production volumes were down about 1% for the first quarter of fiscal 2005 from the same period in fiscal 2004, our automotive related business was up 14%. In addition, all of our other customer markets experienced volume gains. Increased demand for steel and a tight supply continue to lead to higher steel prices and an environment that has led to a significantly improved spread between our selling prices and material costs.

     Effective August 1, 2004, we closed the sale of our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor for $80.4 million cash. The Decatur assets sold include the land and buildings, the four-stand tandem cold mill, the temper mill, the pickle line and the annealing furnaces. The sale excluded the slitting and cut-to-length assets and net working capital. We continue to serve customers in our core business of slitting and cutting-to-length by providing steel-processing services at the Decatur site under a long-term building lease with Nucor. Both companies are working closely to provide customers a seamless transition and uninterrupted supply.

     As a result of the sale, we recorded a $67.4 million pre-tax charge during our fourth quarter of fiscal 2004, primarily for the impairment of assets at the Decatur, Alabama facility. All but an estimated $0.8 million of the pre-tax charge was non-cash. An additional pre-tax charge of $5.6 million, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005.

     The following table presents a summary of operating results for the Processed Steel Products segment for the periods indicated:

	Three Months Ended August 31,
	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$453.8	100.0%	58%	$287.2	100.0%
Cost of goods sold	382.4	84.3%	47%	260.6	90.7%

Gross margin	71.4	15.7%	168%	26.6	9.3%
Selling, general and administrative expense	30.0	6.6%	63%	18.4	6.4%
Impairment charges and other	5.6	1.2%		—

Operating income	$35.8	7.9%	338%	$8.2	2.9%

Tons shipped	964		14%	849
Material cost	$309.7		64%	$189.0

     Operating income increased 338%, or $27.6 million, to $35.8 million, or 7.9% of net sales, for the first quarter of fiscal 2005 from $8.2 million, or 2.9% of net sales, for the comparable quarter of fiscal 2004. The increase was due to a larger spread between average selling prices and material costs combined with higher sales volumes across most markets. The higher spread and volumes increased operating income by $36.8 million and $3.0 million, respectively, and contributed to the increase in gross margin to 15.7% of net sales for the first quarter of fiscal 2005 from 9.3% of net sales for the comparable quarter of fiscal 2004. Net sales increased 58%, or $166.6 million, to $453.8 million from $287.2 million because of increased pricing and volume. Profit sharing, which is largely tied to profitability, was the main reason SG&A expense was $11.6 million above the prior year’s first quarter.

     Metal Framing

     During the fourth quarter of fiscal 2004, we began to realize synergies from the Unimast acquisition and, aided by an improving economy, spreads widened and volumes improved. During the first quarter of fiscal 2005, spread continued to drive profitability but volumes slowed. Distributor customers temporarily curtailed purchasing due to built-up inventory. In addition, historically between 10-15% of Metal Framing sales have been in the Florida market that was badly disrupted due to the recent hurricanes. Both of these items had a temporary negative impact on volume. Our distributor customers indicate that demand is picking up and that prebuying on their part was necessary to protect project quotes. We expect the initial slowdown in Florida to be followed by a period of rebuilding that will actually benefit our business later in this fiscal year. As mentioned previously, the U.S. Census Bureau’s Index of Private Construction Spending indicates that commercial construction activity has shown significant improvement during the last six months.

     The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Three Months Ended August 31,
	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$238.4	100.0%	69%	$141.1	100.0%
Cost of goods sold	162.5	68.2%	25%	129.8	92.0%

Gross margin	75.9	31.8%	569%	11.3	8.0%
Selling, general and administrative expense	24.4	10.2%	63%	15.0	10.6%

Operating income (loss)	$51.5	21.6%	-1510%	$(3.7)	-2.6%

Tons shipped	178		-10%	198
Material cost	$118.1	49.5%	27%	$93.0	65.9%

     Operating income of $51.5 million for the first quarter of fiscal 2005 represented a $55.2 million increase from a $3.7 million operating loss for the comparable quarter of fiscal 2004. The main reason for the increase was a $74.0 million expansion in the spread between average selling prices and material costs. Net sales increased 69%, or $97.3 million, to $238.4 million for the first quarter of fiscal 2005 from $141.1 million for the comparable quarter of fiscal 2004. The previously mentioned lower sales volume was more than offset by higher pricing as average selling prices increased 87%. Gross margin increased to 31.8% of net sales for the first quarter of fiscal 2005 from 8.0% of net sales for the comparable quarter of fiscal 2004. SG&A expense increased largely because of higher profit sharing and bonus expense.

     Pressure Cylinders

     We consider the overall pressure cylinders market to be stable. We will continue to pursue opportunities to improve our market leading position through acquisitions, joint ventures or adding product lines, either domestic or foreign. To that end, on September 17, 2004, we purchased substantially all of the assets of the propane and specialty gas cylinder business of Western Industries, Inc. This acquisition gives us the capacity to manufacture 14.1 oz. and 16.4 oz. disposable cylinders for hand torches, camping stoves, portable heaters and tabletop grills from two locations in Wisconsin. These are new product lines for us, which generated approximately $50.0 million of sales for Western Industries last calendar year.

     In Europe, we have been successful with high-pressure and refrigerant cylinders, but we have struggled with the LPG cylinders due to market overcapacity and declining demand. As a result, an impairment charge on certain of our Portugal LPG assets was recorded during the fourth quarter of fiscal 2004 and additional costs related to the closure of the LPG line were recorded during the first quarter of fiscal 2005. Despite these charges, this segment continues to provide consistent and excellent profitability, cash flow and returns on capital.

     The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Three Months Ended August 31,
	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$73.2	100.0%	10%	$66.5	100.0%
Cost of goods sold	61.2	83.6%	10%	55.6	83.6%

Gross margin	12.0	16.4%	11%	10.9	16.4%
Selling, general and administrative expense	8.8	12.0%	19%	7.4	11.1%

Operating income	$3.2	4.4%	-10%	$3.5	5.3%

Units shipped	3,191		2%	3,123
Material cost	$33.0	45.1%	14%	$29.0	43.6%

     Operating income decreased 10%, or $0.3 million, to $3.2 million, or 4.4% of net sales, for the first quarter of fiscal 2005 from $3.5 million, or 5.3% of net sales, for the comparable quarter of fiscal 2004. Gross margin improved 11% as improved European volumes over prior year levels offset the Portugal LPG closure costs and a decline in North American margins caused by a decrease in the spread between selling prices and material costs. Total segment sales volume increased 2% as strong high-pressure and refrigerant volumes in the European market offset flat North American demand. In North America, weakness in the 20 lb. LPG cylinder market offset higher volume in most of the other product lines. Net sales increased 10%, or $6.7 million, to $73.2 million for the first quarter of fiscal 2005 from $66.5 million for the comparable quarter of fiscal 2004. The strength of foreign currencies against the U.S dollar increased sales by $1.8 million. Gross margin was 16.4% of net sales for both the first quarter of fiscal 2005 and for the comparable quarter of fiscal 2004. SG&A increased $1.4 million due to higher corporate allocations, which was driven by increased profit sharing and bonus expense.

Liquidity and Capital Resources

     In the first quarter of fiscal 2005, we used $49.1 million in cash from operating activities. The use of cash was primarily due to an increase in inventory of $82.2 million. This was partially offset by higher net earnings and non-cash charges. A decrease in the usage of our trade accounts receivable securitization (“TARS” ) facility of $60.0 million since May 31, 2004 is included as a use of operating cash. Without this change, cash from operating activities would have been a positive $10.9 million.

     Consolidated net working capital of $388.0 million at August 31, 2004 increased $30.0 million from May 31, 2004. The increase was due mostly to the $82.2 million increase in inventories. Accounts receivable increased $6.2 million including the lower usage of the TARS facility, which was unused at August 31, 2004 compared to $60.0 million at May 31, 2004. Accounts payable decreased $14.8 million reflecting the lower purchases of material, which is common during our first fiscal quarter. Additionally, other current assets decreased due to the collection of $80.4 million in proceeds from the sale of the Decatur assets, which had been classified as assets held for sale at May 31, 2004.

     Our primary investing and financing activities during the quarter included disbursing $13.9 million in dividends to shareholders and spending $11.5 million on capital projects. Capital spending during the first quarter of fiscal 2005 included $6.0 million for our enterprise resource planning system. Our fiscal 2005 capital spending, barring acquisitions, should remain at or below our annual depreciation expense.

     Our short-term liquidity needs are primarily served by a $190.0 million TARS facility, $60.0 million in short-term uncommitted credit lines and a $435.0 million long-term revolving credit facility, which matures in May 2007. The long-term revolving credit facility serves as an informal committed backstop to the TARS facility and uncommitted credit lines while also providing additional credit capacity for general corporate purposes. Our decision to utilize the TARS facility and uncommitted lines versus the long-term revolving credit facility is dependent on the relative cost of capital obtained through each source.

     The TARS facility has been in place since November 2000 and renews every 364 days. The next renewal will occur in November 2004. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. Facility fees are recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income. As of August 31, 2004, no undivided interest in this pool had been sold, down from $60.0 million at May 31, 2004. During September 2004, the TARS was used to fund the purchase of substantially all of the assets of the propane and specialty gas cylinder business of Western Industries, Inc.

     During the first quarter of fiscal 2005, we increased our available short-term uncommitted lines of credit from $45.0 million with three banks to $60.0 million with four banks. The uncommitted lines of credit are extended to us on a discretionary basis. Because the outstanding principal amounts can be reset and adjusted daily, these lines typically provide us with the greatest amount of funding flexibility compared to our other sources of short-term capital. These lines supplement our short-term liquidity and allow us to reduce short-term borrowing costs. At August 31, 2004, we had no borrowings outstanding under the uncommitted lines of credit.

     Our $435.0 million long-term revolving credit facility, provided by a group of 15 banks, matures in May 2007. In July 2004, we amended this facility to increase the borrowing limit and eliminate certain covenants. As a result of the restructuring, the facility size was increased from $235.0 million to $435.0 million with the same group of 15 banks. The increase in the facility was necessitated by several factors including higher working capital needs, capital expenditures related to our ERP implementation and potential acquisitions. In addition, the larger facility significantly enhances our flexibility related to the upcoming long-term note maturity on May 15, 2006. At August 31, 2004, we had no borrowings outstanding under the revolving credit facility.

     At August 31, 2004, our total debt was $288.9 million compared to $289.8 million at the end of fiscal 2004. Our debt to total capitalization ratio was 28.4% at August 31, 2004, down from 29.9% at the end of fiscal 2004.

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

Dividend Policy

     Dividends are declared at the discretion of the Board of Directors. We paid a quarterly dividend of $0.16 per share during the first quarter of fiscal 2005. In addition, a quarterly dividend of $0.16 per share was declared during the first quarter of fiscal 2005 and paid in September 2004. Our Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which are deemed relevant. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

     Contractual cash obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

     The following table summarizes our other commercial commitments as of August 31, 2004. These commercial commitments are disclosed as future obligations under accounting principles generally accepted in the United States.

	Commitment Expiration per Period
		Less Than	1 - 3	4 - 5	After
In millions	Total	1 Year	Years	Years	5 Years
Lines of credit	$435.0	$—	$435.0	$—	$—
Standby letters of credit	10.6	10.6	—	—	—
Guarantees	5.4	5.4	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$451.0	$16.0	$435.0	$—	$—

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

     Receivables: We review our receivables on a monthly basis to ensure they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset recorded to net sales.

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

     We have a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in long-term liabilities. It is our policy to establish reserves for taxes that may become payable in future years as a result of an examination by taxing authorities. We established the reserves based upon our assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically, and adjustments are made, as events occur to warrant adjustment to the reserve.

     The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our consolidated financial statements, and some of these policies require the use of estimates and assumptions. See “Item 8. – Financial Statements and Supplementary Data – Note A – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

     We increased the notional amount of our natural gas hedges by $10.4 million in September 2004 to $13.9 million. A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in natural gas prices would reduce the fair value of our natural gas hedge position by $1.5 million.

     Other market risks have not changed significantly from those disclosed in “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The management of Worthington Industries, Inc. (the “Registrant”), with the participation of the Registrant’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of the Registrant, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control Over Financial Reporting

     There were no changes which occurred during the Registrant’s first fiscal quarter covered by this Quarterly Report on Form 10-Q in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

     Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Registrant. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on the Registrant.

Item 4. – Submission of Matters to a Vote of Security Holders

     The Registrant’s Annual Meeting of Shareholders was held on September 30, 2004. In connection with the Annual Meeting, proxies were solicited. Following are the voting results on the proposals considered and voted upon:

1.	All nominees for election to the class of directors whose terms expire in 2007 were elected by the following vote:

			Absentee/
		Withheld	Broker
	Votes For	Votes	Non-votes
John P. McConnell	77,330,001	1,441,131	N/A
John R. Kasich	78,053,413	717,719	N/A
Mary Fackler Schiavo	78,134,506	636,626	N/A

Continuing directors whose terms will end in 2005 are John S. Christie, Michael J. Endres and Peter Karmanos, Jr. Continuing directors whose terms will end in 2006 are John B. Blystone, William S. Dietrich, II and Sidney A. Ribeau.

2.	The selection of the firm of KPMG LLP as the independent auditors of the Registrant for the fiscal year ending May 31, 2005, was ratified by the following vote: 78,100,150 votes for, 119,694 votes against, 551,288 abstentions, N/A broker non-votes.

Item 6. – Exhibits

Exhibits

10.1	Form of Non-Qualified Stock Option Agreement for stock options granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan

10.2	Form of Non-Qualified Stock Option Agreement for stock options granted to non-employee directors under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors from and after September 25, 2003

10.3	Form of Non-Qualified Stock Option Agreement for stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.
Date: October 12, 2004	By:	/s/ John S. Christie
John S. Christie,
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location
10.1	Form of Non-Qualified Stock Option Agreement for stock options granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan	Filed herewith.

10.2	Form of Non-Qualified Stock Option Agreement for stock options granted to non-employee directors under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors from and after September 25, 2003	Filed herewith.

10.3	Form of Non-Qualified Stock Option Agreement for stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan	Filed herewith.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)	Filed herewith.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.