Form 10-Q
period 2004-11-30
WORTHINGTON INDUSTRIES INC
filed 2005-01-10
CIK 108516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

As of December 31, 2004, 87,838,166 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I -Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can often be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, “intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

•	future estimated or expected sales, operating results and earnings per share;

•	projected capacity and working capital needs;

•	pricing trends for raw materials and finished goods;

•	anticipated capital expenditures and asset sales;

•	projected timing, results, costs, charges and expenditures related to asset transfers, facility dispositions, shutdowns and consolidations;

•	new products and markets;

•	expectations for the economy and markets; and

•	other non-historical trends.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing, changes in product mix and market acceptance of products;

•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by operations;

•	effects of facility closures and the consolidation of operations;

•	the ability to realize price increases, cost savings and operational efficiencies on a timely basis;

•	the ability to integrate newly acquired businesses and achieve synergies therefrom;

•	capacity levels and efficiencies within our facilities and within the industry as a whole;

•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;

•	the effect of national, regional and worldwide economic conditions generally and within our major product markets, including a prolonged or substantial economic downturn;

•	the effect of adverse weather on facility and shipping operations, customers and suppliers;

•	changes in customer spending patterns and supplier choices and risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure;

•	acts of war and terrorist activities;

•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;

•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;

•	level of imports and import prices in our markets;

•	the impact of governmental regulations, both in the United States and abroad; and

•	other risks described from time to time in filings with the United States Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30,	May 31,
	2004	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,143	$1,977
Receivables, net	300,051	348,833
Inventories
Raw materials	263,650	185,426
Work in process	100,403	97,007
Finished products	101,406	80,473

	465,459	362,906
Deferred income taxes	3,589	3,963
Prepaid expenses and other current assets	34,410	115,431

Total current assets	814,652	833,110
Investments in unconsolidated affiliates	136,855	109,040
Goodwill	168,441	117,769
Other assets	31,459	27,826
Property, plant and equipment	1,052,387	1,017,326
Less accumulated depreciation	491,271	461,932

	561,116	555,394

Total assets	$1,712,523	$1,643,139

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$305,895	$313,909
Current maturities of long-term debt	1,104	1,346
Other current liabilities	151,094	159,805

Total current liabilities	458,093	475,060
Other liabilities	99,745	95,067
Long-term debt	287,961	288,422
Deferred income taxes	89,526	104,216
Shareholders’ equity	777,198	680,374

Total liabilities and shareholders’ equity	$1,712,523	$1,643,139

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
Net sales	$745,168	$540,078	$1,514,508	$1,038,113
Cost of goods sold	620,650	472,836	1,230,346	921,888

Gross margin	124,518	67,242	284,162	116,225
Selling, general and administrative expense	56,130	45,243	120,961	86,863
Impairment charges and other	—	—	5,608	—

Operating income	68,388	21,999	157,593	29,362
Other income (expense):
Miscellaneous expense	(2,873)	(114)	(6,332)	(503)
Interest expense	(5,652)	(5,565)	(11,374)	(11,156)
Equity in net income of unconsolidated affiliates	11,740	8,391	25,036	16,327

Earnings before income taxes	71,603	24,711	164,923	34,030
Income tax expense	23,980	7,828	59,441	11,230

Net earnings	$47,623	$16,883	$105,482	$22,800

Average common shares outstanding — basic	87,654	86,101	87,420	86,054

Earnings per share — basic	$0.54	$0.20	$1.21	$0.26

Average common shares outstanding — diluted	88,665	86,503	88,389	86,510

Earnings per share — diluted	$0.54	$0.20	$1.19	$0.26

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30,
	2004	2003
Operating activities:
Net earnings	$105,482	$22,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,507	33,706
Impairment charges and other	5,608	—
Other adjustments	(37,001)	(3,775)
Changes in assets and liabilities	(71,952)	(8,823)

Net cash provided by operating activities	30,644	43,908
Investing activities:
Investment in property, plant and equipment, net	(19,331)	(14,268)
Acquisitions, net of cash acquired	(64,889)	—
Investment in unconsolidated affiliate	(1,500)	(490)
Proceeds from sale of assets	83,804	2,937

Net cash used by investing activities	(1,916)	(11,821)
Financing activities:
Payments on short-term borrowings	—	(896)
Principal payments on long-term debt	(2,018)	(608)
Dividends paid	(27,901)	(27,525)
Other	10,357	(2,189)

Net cash used by financing activities	(19,562)	(31,218)

Increase in cash and cash equivalents	9,166	869
Cash and cash equivalents at beginning of period	1,977	1,139

Cash and cash equivalents at end of period	$11,143	$2,008

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Month Periods Ended November 30, 2004 and 2003
(Unaudited)

NOTE A — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2005 (“fiscal 2005”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2004 (“fiscal 2004”).

NOTE B — Industry Segment Data

     Summarized financial information for the Company’s reportable segments is shown in the following table. The “Other” category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
In thousands	2004	2003	2004	2003

Net sales
Processed Steel Products	$454,831	$321,378	$908,658	$608,576
Metal Framing	191,772	142,417	430,163	283,481
Pressure Cylinders	94,482	72,434	167,708	138,969
Other	4,083	3,849	7,979	7,087

	$745,168	$540,078	$1,514,508	$1,038,113

Operating income
Processed Steel Products	$34,610	$13,762	$70,404	$21,931
Metal Framing	25,208	871	76,720	(2,783)
Pressure Cylinders	8,827	6,855	12,017	10,393
Other	(257)	511	(1,548)	(179)

	$68,388	$21,999	$157,593	$29,362

	November 30,	May 31,
	2004	2004
		(Audited)
Total assets
Processed Steel Products	$836,264	$888,661
Metal Framing	474,828	471,972
Pressure Cylinders	253,492	168,496
Other	147,939	114,010

	$1,712,523	$1,643,139

NOTE C — Comprehensive Income

     The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
In thousands	2004	2003	2004	2003

Net earnings	$47,623	$16,883	$105,482	$22,800
Foreign currency translation	4,274	2,564	4,752	(771)
Cash flow hedges	2,898	1,540	1,749	1,797
Other	49	(33)	68	757

Total comprehensive income	$54,844	$20,954	$112,051	$24,583

NOTE D — Impairment Charges and Other

     Effective August 1, 2004, the Company closed the sale of its Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80,392,000 cash. The sale excluded the slitting and cut-to-length assets and net working capital associated with this facility. The Company will remain in a portion of the Decatur facility under a long-term lease with Nucor and will continue to serve customers requiring steel processing services in the Company’s core business of slitting and cutting-to-length. As a result of the sale agreement, the Company recorded a $67,400,000 pre-tax charge during its fourth quarter ended May 31, 2004. The charge included $66,642,000 for the impairment of assets at the Decatur facility and $758,000 for severance and employee related costs. The severance and employee related costs were due to the elimination of 40 administrative, production and other employee positions. The after-tax impact of this charge was $41,788,000 or $0.48 per diluted share. An additional pre-tax charge of $5,608,000, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005 ended August 31, 2004. As of November 30, 2004, 35 employees had been terminated, and the Company had paid severance of $421,000.

NOTE E — Stock-Based Compensation

     At November 30, 2004, the Company had stock option plans for employees and non-employee directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings since all stock options granted under the plans had an exercise price equal to the market value of the underlying common shares of Worthington Industries, Inc. on the grant date. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994, under the fair value method prescribed by that statement. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 Revised, Share-Based Payment. The Statement requires expensing the value of stock options starting with the interim period beginning September 1, 2005. Stock option expense after the adoption of SFAS No. 123 Revised is not expected to be materially different than the expense below; but, this will not be known until a full analysis of the Statement is completed. The Statement contains new assumption and valuation model requirements, which differ from those used to calculate the expense below, and allows three different transition methods.

     The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for stock option plans using the fair value method for the periods indicated:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
In thousands, except per share	2004	2003	2004	2003

Net earnings, as reported	$47,623	$16,883	$105,482	$22,800
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	439	380	878	759

Pro forma net earnings	$47,184	$16,503	$104,604	$22,041

Earnings per share:
Basic, as reported	$0.54	$0.20	$1.21	$0.26
Basic, pro forma	0.54	0.19	1.20	0.26
Diluted, as reported	0.54	0.20	1.19	0.26
Diluted, pro forma	0.54	0.19	1.19	0.26

NOTE F — Employee Pension Plans

     The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
In thousands	2004	2003	2004	2003

Defined benefit plans:
Service cost	$196	$176	$392	$352
Interest cost	170	150	340	300
Expected return on plan assets	(153)	(540)	(305)	(1,080)
Net amortization and deferral	89	555	177	1,110

Net pension cost on defined benefit plans	$302	$341	$604	$682

     The Company funds its pension obligations based upon the annually calculated minimum funding requirements of ERISA. The calculation is zero for fiscal 2005.

NOTE G — Income Taxes

     The Company regularly evaluates its tax risks as required by SFAS No. 5, Accounting for Contingencies. During the second quarter ended November 30, 2004, the Company reduced its estimated tax liabilities by $1,700,000 due to favorable tax audit settlements and related developments.

     On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides an 85% dividends-received-deduction on qualifying dividends from controlled foreign corporations. On December 21, 2004, the FASB issued SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. The FASB determined that the provisions of the Act were sufficiently complex and ambiguous that companies may not be in a position to determine the impact of the Act on their plans for repatriation or reinvestment of foreign earnings or the corresponding deferred tax liability. Accrual of any deferred tax liability is not required until companies have the information necessary to determine the amount of earnings to be repatriated and a reasonable estimate can be made of the deferred tax liability.

     The Company is still evaluating the potential effect this provision will have should it decide to repatriate earnings from foreign operations. Currently, the Company expects this evaluation to be completed in early fiscal 2006. Depending on the outcome of this evaluation, the Company could repatriate up to $56,000,000, representing all of its foreign earnings. The corresponding tax effect of a total repatriation would be $3,000,000.

NOTE H — Acquisitions and Joint Ventures

     On September 17, 2004, the Company purchased substantially all of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“the Western Cylinder Assets”). This business operates two facilities in Wisconsin, which manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, camping stoves, portable heaters and tabletop grills. The Western Cylinder Assets were purchased for $64,900,000 in cash, subject to an adjustment for working capital as of the closing date of the transaction. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of the acquisition with $48,500,000 being recorded to goodwill. The Western Cylinder Assets are included in the Company’s Pressure Cylinders segment as of September 17, 2004, and will be adjusted to their final values based upon an appraisal. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

     On September 23, 2004, the Company formed a 50%-owned unconsolidated joint venture with Pacific Steel Construction Inc. (“Pacific”) to focus on residential steel framing, particularly for the military. Pacific contributed its existing contracts to the joint venture and the Company made a capital contribution of $1,500,000. The Company will sell steel framing products manufactured in its Metal Framing segment to the joint venture for its projects. The joint venture will focus on the residential construction market, combining the Company’s expertise in residential steel framing with Pacific’s experience in military housing construction.

     On October 13, 2004, the Company purchased for $1,100,000 the 49% interest of the minority partner in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

     On November 5, 2004, the Company formed a 60%-owned consolidated Canadian metal framing joint venture with Encore Coils Holdings Ltd (“Encore”), operating under the name Dietrich Metal Framing Canada. The Company’s initial contribution was $600,000. The flagship facility is nearing completion and will be located in Mississauga, a suburb of Toronto. Manufacturing facilities are also planned for a number of markets throughout Canada. The joint venture will manufacture steel framing products at its Canadian facilities, and will also offer a variety of proprietary products supplied by the Company’s Metal Framing facilities in the U.S. The assets and results of operations of this joint venture will be consolidated in the Company’s Metal Framing segment.

NOTE I — Recently Issued Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). In addition this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15,  2005. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

NOTE J — Subsequent Events

     On December 17, 2004, the Company issued $100,000,000 of unsecured Floating Rate Senior Notes due December 17, 2014 (“2014 Notes”) through a private placement. The 2014 Notes bear interest at 80 basis points over a variable six-month LIBOR rate. In anticipation of the issuance, the Company executed an interest rate swap to convert the variable rate obligation to an effective fixed rate of 5.26%. The debt issuance provides favorable long-term financing for the recent acquisition of the Western Cylinder Assets and other strategic initiatives including a new enterprise resource planning system.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Selected statements contained in this “Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q.

Overview

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements included in “Item 1 - Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2004, includes additional information about our Company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

     Worthington Industries, Inc., together with its subsidiaries (collectively, “we”, “Worthington” or the “Company”), is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of November 30, 2004, we operated 47 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in nine joint ventures, which operated 16 facilities worldwide as of November 30, 2004.

     We monitor certain national and industry data to better understand the markets in which each of our business segments operates. Relative to last year, this data indicates that conditions have improved across most markets except “Big Three” automotive (collectively, DaimlerChrysler AG, Ford Motor Co., and General Motors Corp.) where production was down about 8.0% during the quarter ended November 30, 2004, compared to the same period last year. Domestic GDP for the quarter ended November 30, 2004, was up slightly over the preceding quarter and up 3.3% over the same quarter of last year. In commercial construction, the U.S. Census Bureau’s Index of Private Construction Spending confirms that commercial construction activity has shown improvement during the last six months.

     The steel industry continues to benefit from higher steel prices caused by solid demand combined with a lower supply of steel. Although industry steel prices have declined from their September 2004 highs due to a decrease in Big Three automotive production and an increase in inventory and supply levels, the November 2004 prices for flat-rolled steel were twice as high as the prices in the autumn of 2003.

     Higher volumes positively impacted our operating income during the first six months of fiscal 2005 but spread, or the difference between the cost of the raw material and the selling price of the finished product, continues to drive the improvement in results compared to the prior year. In a rising steel-price environment it is possible that our operations may be favorably impacted as lower-priced inventory on hand flows through cost of goods sold and our selling prices increase. This was the case during the first four months of fiscal 2005, as we benefited from lower-priced inventory, and as prices peaked in September, the benefit was eliminated for the last two months of the current quarter. To limit the potential negative impact from any future downside to this cycle we intend to manage our inventory levels and sell at prices we believe to be appropriate.

     We have focused over the last several years on improved returns on capital by investing in growth markets and products, consolidating facilities, and divesting non-strategic or other assets that were not delivering appropriate returns. We have also added products and operations, including joint ventures, which we believe complement our existing business and strengths. Because of our success with joint ventures, we continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. The following are recent examples of this activity:

•	Effective August 1, 2004, we sold our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80.4 million cash. We retained the slitting and cut-to-length assets and net working capital associated with this facility.

•	On September 17, 2004, we purchased substantially all of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“the Western Cylinder Assets”) for $64.9 million in cash, subject to an adjustment based on the working capital as of the closing date of the transaction. This business operates two facilities in Wisconsin which manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, camping stoves, portable heaters and tabletop grills, expanding our product lines. The Western Cylinder Assets and results of operations of this business are included in our Pressure Cylinders segment.

•	On September 23, 2004, we formed a 50%-owned unconsolidated joint venture with Pacific Steel Construction Inc., (“Pacific”) to focus on residential steel framing, particularly for the military. Pacific contributed its existing contracts to the joint venture and we made a $1.5 million capital contribution. Our Metal Framing segment will sell the steel framing products to the joint venture for its projects. This gives us an immediate presence in the growing market for steel framed military housing and an additional base from which to penetrate the overall residential market.

•	On October 13, 2004, we purchased for $1.1 million the 49% interest of our minority partner in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

•	On November 5, 2004, we formed a 60%-owned consolidated Canadian metal framing joint venture with Encore Coils Ltd Holdings (“Encore”), operating under the name Dietrich Metal Framing Canada. The flagship facility is nearing completion and will be located in Mississauga, a suburb of Toronto. Manufacturing facilities are also planned for a number of markets throughout Canada. The joint venture will manufacture steel framing products at its Canadian facilities, and will also offer a variety of proprietary products and systems supplied by our Metal Framing facilities in the U.S. The assets and results of operations of this joint venture will be consolidated in the Company’s Metal Framing segment.

Results of Operations

Second Quarter — Fiscal 2005 Compared to Fiscal 2004

  Consolidated Operations

     The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
	2004			2003
		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$745.2	100.0%	38%	$540.1	100.0%
Cost of goods sold	620.7	83.3%	31%	472.9	87.6%

Gross margin	124.5	16.7%	85%	67.2	12.4%
Selling, general and administrative expense	56.1	7.5%	24%	45.2	8.3%

Operating income	68.4	9.2%	211%	22.0	4.1%
Other income (expense):
Miscellaneous expense	(2.9)	-0.4%	—	(0.1)	—
Interest expense	(5.6)	-0.7%	—	(5.6)	-1.0%
Equity in net income of unconsolidated affiliates	11.7	1.6%	40%	8.4	1.6%

Earnings before income taxes	71.6	9.6%	190%	24.7	4.6%
Income tax expense	24.0	3.2%	206%	7.8	1.5%

Net earnings	$47.6	6.4%	182%	$16.9	3.1%

Average common shares outstanding — diluted	88.7			86.5

Earnings per share — diluted	$0.54		170%	$0.20

     Net earnings increased $30.7 million, to $47.6 million for the second quarter of fiscal 2005, from $16.9 million for the comparable quarter of fiscal 2004. Diluted earnings per share increased $0.34 per share to $0.54 per share from $0.20 per share for the prior year.

     Net sales increased 38%, or $205.1 million, to $745.2 million for the second quarter of fiscal 2005 from $540.1 million for the comparable quarter last fiscal year. The increase was driven by increased average selling prices reflecting the higher steel prices that are prevailing this year versus last year.

     Gross margin increased 85%, or $57.3 million, to $124.5 million for the second quarter of fiscal 2005 from $67.2 million for comparable quarter last fiscal year. Raw material costs increased relative to last year but not as much as selling prices, resulting in widened spreads. Steel prices for the second quarter of fiscal 2005 were significantly higher than the comparable period in fiscal 2004, but declined after peaking in September. The wider spreads increased gross margin by $63.6 million over the comparable quarter of the prior year. The net impact was an increase in gross margin to 16.7% of net sales for the second quarter of fiscal 2005 from 12.4% of net sales for the comparable quarter of fiscal 2004.

     Selling, general and administrative (“SG&A”) expense decreased to 7.5% of net sales for the second quarter of fiscal 2005 compared to 8.3% of net sales for the comparable quarter of the prior year. In total, SG&A expense increased 24%, or $10.9 million, to $56.1 million for the second quarter of fiscal 2005 from $45.2 million for the comparable quarter of fiscal 2004. This increase is primarily due to a $4.4 million increase in profit sharing and bonus expense driven by higher earnings. Professional fees increased by $4.4 million in the second quarter of fiscal 2005 compared to the same quarter in fiscal 2004 due to additional expenses associated with meeting the requirements of the Sarbanes-Oxley Act and the ongoing implementation of our new enterprise resource planning system (“ERP”). The reserve for bad debts increased $3.2 million to reflect the increased collection risk of certain customers.

     Miscellaneous expense increased $2.8 million for the second quarter of fiscal 2005 compared to the same quarter of fiscal 2004. The increase was due to $1.8 million of proceeds received in the prior period as a result of the demutualization of an insurance provider and an additional elimination of $1.0 million for the minority shareholder’s interest in net earnings of Spartan Steel Coating, LLC (“Spartan”) which was significantly more profitable the second quarter of fiscal 2005 compared to the same period of the prior year.

     Equity in net income of unconsolidated affiliates increased 40%, or $3.3 million, to $11.7 million for the second quarter from $8.4 million. Most of our seven unconsolidated joint ventures had strong double-digit-plus increases in earnings. Collectively, the unconsolidated joint ventures generated approximately $185 million in sales during the second quarter of fiscal 2005. Joint venture income continues to be a consistent and significant contributor to our profitability.

     Income tax expense increased due to a higher level of income. Both periods were favorably affected by revisions of estimated tax liabilities as a result of tax audit settlements and related developments. The favorable effect for this quarter was $1.7 million, compared to $1.4 million in the prior year quarter. We estimate that our effective tax rate for fiscal 2005 will be 36.3% versus 31.9% for the prior year.

Segment Operations

     Processed Steel Products

     Total volume declined 6%, due to the sale of certain Decatur assets to Nucor. Excluding Decatur in each period, volumes would have been up 2% for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Big Three automotive production volumes were down about 8% for the second quarter of fiscal 2005 from the same period in fiscal 2004 and North American vehicle production for all manufacturers decreased 3%. However, due to market share gains and exposure to faster growing models, our automotive-related business was up 4%. As mentioned earlier, steel prices were significantly higher for the second quarter of fiscal 2005 than for the comparable period in fiscal 2004.

     The following table presents a summary of operating results for the Processed Steel Products segment for the periods indicated:

	Three Months Ended August 31,
	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$454.8	100.0%	42%	$321.4	100.0%
Cost of goods sold	393.3	86.5%	37%	286.4	89.1%

Gross margin	61.5	13.5%	76%	35.0	10.9%
Selling, general and administrative expense	26.9	5.9%	27%	21.2	6.6%

Operating income	$34.6	7.6%	151%	$13.8	4.3%

Tons shipped	911		-6%	966
Material cost	$327.9	72.1%	54%	$212.8	66.2%

     Operating income increased 151%, or $20.8 million, to $34.6 million, or 7.6% of net sales, for the second quarter of fiscal 2005 from $13.8 million, or 4.3% of net sales, for the comparable quarter of fiscal 2004. The increase was due to a larger spread between average selling prices and material costs. The higher spread increased operating income by $29.6 million and contributed to the increase in gross margin to 13.5% of net sales for the second quarter of fiscal 2005 from 10.9% of net sales for the comparable quarter of fiscal 2004. Operating income was also favorably impacted by a $9.9 million decline in operating expenses due to the sale of certain Decatur assets to Nucor. Net sales increased 42%, or $133.4 million, to $454.8 million from $321.4 million because of higher pricing. SG&A expense increased $5.7 million, or 27%, to $26.9 million for the second quarter of fiscal 2005 from $21.2 million for the comparable quarter fiscal 2004. This was due to a $3.4 million increase in bad debt expense to reflect the increased collection risk of certain customers and an increase in professional fees related to expenses associated with the ongoing implementation of our ERP system and meeting the requirements of the Sarbanes-Oxley Act.

     Metal Framing

     The Metal Framing segment’s profitability continued to be driven by wider spreads between average selling prices and material costs even though volumes declined. Distributor customers temporarily curtailed purchasing due to built-up inventory. In addition, sales in the Florida market have been badly disrupted due to the recent hurricanes. Both of these items had a temporary negative impact on volume.

     During the second quarter of fiscal 2005, we entered into joint ventures with Pacific and Encore. The unconsolidated joint venture with Pacific will focus on the military housing construction market. Our Metal Framing segment will sell steel framing products to the joint venture for its projects. The operating results of the joint venture are included in “Equity in net income of unconsolidated affiliates” on the Condensed Consolidated Statement of Earnings. The joint venture with Encore will manufacture steel framing products for the Canadian market and will also offer a variety of proprietary products supplied by our Metal Framing facilities in the U.S. This joint venture is a 60%-owned Canadian limited liability company whose assets and results of operations will be consolidated in our Metal Framing segment. Both of these joint ventures should contribute to the growth of the steel framing market and the use of light gauge steel.

     The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Three Months Ended November 30,
	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$191.8	100.0%	35%	$142.4	100.0%
Cost of goods sold	147.0	76.7%	16%	126.2	88.6%

Gross margin	44.8	23.3%	176%	16.2	11.4%
Selling, general and administrative expense	19.6	10.2%	27%	15.3	10.8%

Operating income	$25.2	13.1%	2796%	$0.9	0.6%

Tons shipped	145		-24%	192
Material cost	$110.4	57.6%	28%	$86.2	60.5%

     Operating income increased $24.3 million to $25.2 million, or 13.1% of net sales, for the second quarter of fiscal 2005 from $0.9 million, or 0.6% of net sales, for the comparable quarter of fiscal 2004. The main reason for the increase was a $38.0 million expansion in the spread between average selling prices and material costs. Net sales increased 35%, or $49.4 million, to $191.8 million for the second quarter of fiscal 2005 from $142.4 million for the comparable quarter of fiscal 2004. The previously mentioned lower sales volume was more than offset by a 78% increase in average selling prices. Gross margin increased to 23.3% of net sales for the second quarter of fiscal 2005 from 11.4% of net sales for the comparable quarter of fiscal 2004. SG&A expense increased largely because of higher profit sharing and bonus expense.

     Pressure Cylinders

     On September 17, 2004, we purchased the Western Cylinder Assets. This business operates two facilities in Wisconsin, which manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, camping stoves, portable heaters and tabletop grills. These are new product lines for us, which generated approximately $50.0 million of sales for Western Industries, Inc. in calendar year 2003. Also, on October 13, 2004, we purchased the 49% interest of our minority partner in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

     The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Three Months Ended November 30,

	2004			2003

		% of	%		% of
Dollars in millions, units in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$94.5	100.0%	30%	$72.4	100.0%
Cost of goods sold	76.6	81.1%	34%	57.0	78.7%

Gross margin	17.9	18.9%	16%	15.4	21.3%
Selling, general and administrative expense	9.1	9.7%	7%	8.5	11.8%

Operating income	$8.8	9.3%	29%	$6.9	9.5%

Units shipped
Without acquisition*	2,970		9%	2,718
Acquisition*	6,017		—	—

	8,987		231%	2,718

Material cost	$44.3	46.9%	47%	$30.1	41.6%

     *Acquisition of the Western Cylinder Assets effective September 17, 2004

     Operating income increased 29%, or $1.9 million, to $8.8 million, or 9.3% of net sales, for the second quarter of fiscal 2005 from $6.9 million, or 9.5% of net sales, for the comparable quarter of fiscal 2004. Net sales increased 30%, or $22.1 million, to $94.5 million for the second quarter of fiscal 2005 from $72.4 million for the comparable quarter of fiscal 2004. The acquired Western Cylinder Assets added $12.3 million to net sales and European sales rose 20% due to increased air tank volumes in the Czech Republic. Unit volumes were up 9%, excluding units from the acquired assets. Strength in virtually all other product lines offset some weakness in the North American 20-pound propane cylinder line. The strength of foreign currencies against the U.S dollar increased sales by $2.9 million. Gross margin was 18.9% of net sales for the second quarter compared to 21.3% for the comparable quarter of fiscal 2004.

Year-to-Date — Fiscal 2005 Compared to Fiscal 2004

   Consolidated Operations

     The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
	2004			2003
		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$1,514.5	100.0%	46%	$1,038.1	100.0%
Cost of goods sold	1,230.3	81.2%	33%	921.9	88.8%

Gross margin	284.2	18.8%	144%	116.2	11.2%
Selling, general and administrative expense	121.0	8.0%	39%	86.8	8.4%
Impairment charges and other	5.6	0.4%		—

Operating income	157.6	10.4%	437%	29.4	2.8%
Other income (expense):
Miscellaneous expense	(6.3)			(0.5)
Interest expense	(11.4)	-0.8%	2%	(11.2)	-1.1%
Equity in net income of unconsolidated affiliates	25.0	1.7%	53%	16.3	1.6%

Earnings before income taxes	164.9	10.9%	385%	34.0	3.3%
Income tax expense	59.4	3.9%	429%	11.2	1.1%

Net earnings	$105.5	7.0%	363%	$22.8	2.2%

Average common shares outstanding — diluted	88.4			86.5

Earnings per share — diluted	$1.19		358%	$0.26

     Net earnings increased $82.7 million, to $105.5 million for the first six months of fiscal 2005 from $22.8 million for the comparable period of fiscal 2004. Diluted earnings per share increased $0.93 per share to $1.19 per share from $0.26 per share for the prior year.

     Net sales increased 46%, or $476.4 million, to $1,514.5 million for the first six months of fiscal 2005 from $1,038.1 million for the comparable period last fiscal year. The increase was primarily driven by increased average selling prices reflecting the higher steel prices that are prevailing this year versus last year.

     Gross margin increased 144%, or $168.0 million, to $284.2 million for the first six months of fiscal 2005, from $116.2 million for the comparable period last fiscal year. Raw material costs increased relative to last year but not as much as selling prices, resulting in widened spreads. The wider spreads increased gross margin by $173.5 million over the comparable period of the prior year. The net impact was an increase in gross margin to 18.8% of net sales for the first six months of fiscal 2005 from 11.2% of net sales for the comparable period of fiscal 2004. As prices continued to rise during the summer months, we benefited from lower-priced inventory, but as prices peaked in September, the benefit of having lower-priced inventory in a rising price environment was eliminated.

     SG&A expense decreased to 8.0% of net sales for the first six months of fiscal 2005 compared to 8.4% of net sales for the comparable period of the prior year. In total, SG&A expense increased 39%, or $34.2 million, to $121.0 million for the first six months of fiscal 2005 from $86.8 million for the comparable period of fiscal 2004. This increase is primarily due to a $21.2 million increase in profit sharing and bonus expense driven by higher earnings. Professional fees also increased by $4.8 million due to additional expenses associated with meeting the requirements of the Sarbanes-Oxley Act and the ongoing implementation of our ERP system. Bad debt increased $3.7 million to reflect the increased collection risk of certain customers.

     Impairment charges and other for the first six months of fiscal 2005 represents a charge related to the sale of certain assets at Decatur, Alabama. This amount is comprised of contract termination charges that could not be accrued until the sale closed and other adjustments to the charge recorded at May 31, 2004. The after-tax impact of this charge was $3.5 million, or $0.04 per diluted share.

     Miscellaneous expense increased $5.8 million for the first six months of fiscal 2005 largely due to a $3.6 million higher elimination for the minority shareholder’s interest in net earnings of Spartan, which was significantly more profitable during that period, combined with $1.8 million in proceeds received in the prior period as a result of the demutualization of an insurance provider.

     Equity in net income of unconsolidated affiliates increased 53%, or $8.7 million, to $25.0 million for the first six months from $16.3 million. Most of our seven unconsolidated joint ventures had strong double-digit-plus increases in earnings. Collectively, the unconsolidated joint ventures generated approximately $364 million in sales during the first six months of fiscal 2005. Joint venture income continues to be a consistent and significant contributor to our profitability.

     Income tax expense increased due to a higher level of income. Both periods were favorably affected by revisions of estimated tax liabilities as a result of tax audit settlements and related developments. The favorable effect for this fiscal year was $1.7 million compared to $1.4 million in the prior year. We estimate that our effective tax rate for fiscal 2005 will be 36.3% versus 31.9% for the prior year.

Segment Operations

     Processed Steel Products

     Our Processed Steel Products segment represents approximately 60% of consolidated net sales. Its results are significantly impacted by the steel-pricing environment and the automotive industry, which accounts for approximately 50% to 60% of its net sales. After rising steadily for the first four months of fiscal 2005, steel prices declined slightly from their peak in September. Overall, the price of steel in the first six months of fiscal 2005 was significantly higher than the first six months of fiscal 2004, which has led to an improved spread between our average selling prices and material costs. The Processed Steel Products segment’s sales volume to the automotive market for the first six months of fiscal 2005 were 9% higher than the comparable period for fiscal 2004. Big Three automotive production volumes were down about 4% for the same periods, while North American vehicle production for all manufacturers stayed relatively flat.

     Effective August 1, 2004, we sold our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor for $80.4 million cash. The assets sold at Decatur include the land and buildings, the four-stand tandem cold mill, the temper mill, the pickle line and the annealing furnaces. The sale excluded the slitting and cut-to-length assets and net working capital. We continue to serve customers by providing steel-processing services at the Decatur site under a long-term building lease with Nucor.

     As a result of the sale, we recorded a $67.4 million pre-tax charge during our fourth quarter of fiscal 2004, primarily for the impairment of assets at the Decatur, Alabama, facility. All but an estimated $0.8 million of the pre-tax charge was non-cash. An additional pre-tax charge of $5.6 million, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005.

     The following table presents a summary of operating results for the Processed Steel Products segment for the periods indicated:

	Six Months Ended November 30,

	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$908.7	100.0%	49%	$608.6	100.0%
Cost of goods sold	775.8	85.4%	42%	547.0	89.9%

Gross margin	132.9	14.6%	116%	61.6	10.1%
Selling, general and administrative expense	56.9	6.3%	43%	39.7	6.5%
Impairment charges and other	5.6	0.6%		—

Operating income	$70.4	7.7%	221%	$21.9	3.6%

Tons shipped	1,875		3%	1,816
Material cost	$637.6	70.2%	59%	$401.8	66.0%

     Operating income increased 221%, or $48.5 million, to $70.4 million, or 7.7% of net sales, for the first six months of fiscal 2005 from $21.9 million, or 3.6% of net sales, for the comparable period of fiscal 2004. The increase was due to higher volumes as well as a larger spread between average selling prices and material costs. These increases contributed to an increase in gross margin to 14.6% of net sales for the first six months of fiscal 2005 from 10.1% of net sales for the comparable period of fiscal 2004. Net sales increased 49%, or $300.1 million, to $908.7 million from $608.6 million because of higher volumes and increased pricing. SG&A expense for the first six months of fiscal 2005 was $56.9 million, an increase of $17.2 million, compared to $39.7 million for the comparable period in fiscal 2004. The increase was largely due to an increase in bad debt expense of $3.7 million, higher professional fees of $3.9 million and an increase in profit sharing and bonus expense of $3.1 million driven by higher earnings. The increase in bad debt is to reflect the increased collection risk of certain customers. Professional fees have increased due to the ongoing implementation of our ERP system and expenses associated with meeting the requirements of the Sarbanes-Oxley Act.

     Metal Framing

     During the fourth quarter of fiscal 2004, we began to realize synergies from the Unimast Incorporated acquisition and, aided by an improving economy, spreads widened and volumes improved. During the first six months of fiscal 2005, spread continued to drive profitability but volumes slowed. Even though volumes declined for the first six months of fiscal 2005 compared to the same period in fiscal 2004, there are signs that the commercial construction market is beginning to improve and that distributor customers who had temporarily curtailed purchasing may begin to replenish inventory. Certain commercial construction indices, although down a bit from last quarter, have generally trended higher in fiscal 2005 compared to the same period in fiscal 2004. In addition, historically between 10%-15% of our Metal Framing segment’s sales have been in the Florida market, which was badly disrupted as a result of the recent hurricanes. We see the first signs of an increase in the Florida market as the hurricane rebuilding effort gets underway. In general, commercial construction activity has been depressed for over three years and any increase in demand should be beneficial to this business segment. The segment also added new joint ventures with Pacific and Encore, which will facilitate our entry into new markets such as military housing, and Canada.

     The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Six Months Ended November 30,
	2004			2003
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$430.2	100.0%	52%	$283.5	100.0%
Cost of goods sold	309.5	71.9%	21%	255.9	90.3%

Gross margin	120.7	28.1%	338%	27.6	9.7%
Selling, general and administrative expense	44.0	10.2%	44%	30.4	10.7%

Operating income (loss)	$76.7	17.8%	2856%	$(2.8)	-1.0%

Tons shipped	324		-17%	390
Material cost	$228.5	53.1%	28%	$179.2	63.2%

     Operating income of $76.7 million for the first six months of fiscal 2005 represented a $79.5 million increase from a $2.8 million operating loss for the comparable period of fiscal 2004. The primary driver for the increase was a $111.7 million expansion in the spread between average selling prices and material costs. Net sales increased 52%, or $146.7 million, to $430.2 million for the first six months of fiscal 2005 from $283.5 million for the comparable period of fiscal 2004. The previously mentioned lower sales volume was more than offset by higher pricing as average-selling prices increased 82.7%. Gross margin increased to 28.1% of net sales for the first six months of fiscal 2005 from 9.7% of net sales for the comparable period of fiscal 2004. SG&A expense increased $13.6 million primarily due to an increase in profit sharing and bonus expense driven by higher earnings.

     Pressure Cylinders

     During the first six months of 2005, we improved our domestic market position through the acquisition of the Western Cylinder Assets. In Europe, we have been successful with high-pressure and refrigerant cylinders, but have struggled with the liquefied petroleum gas (“LPG”) cylinders due to market overcapacity and declining demand. As a result, an impairment charge on certain of our Portugal LPG assets was recorded in the fourth quarter of fiscal 2004 and production of the LPG cylinders at the Portugal facility ceased during the first quarter of fiscal 2005. Despite this challenge, this segment has consistently provided solid profitability, cash flow and returns on capital.

     The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Six Months Ended November 30,
	2004			2003
		% of	%		% of
Dollars in millions, units in thousands	Actual	Net Sales	Change	Actual	Net Sales
Net sales	$167.7	100.0%	21%	$139.0	100.0%
Cost of goods sold	137.8	82.2%	22%	112.6	81.0%

Gross margin	29.9	17.8%	13%	26.4	19.0%
Selling, general and administrative expense	17.9	10.6%	12%	16.0	11.5%

Operating income	$12.0	7.2%	16%	$10.4	7.5%

Units shipped
Without acquisition*	6,161		5%	5,841
Acquisition*	6,017			—

	12,178		108%	5,841

Material cost	$77.3	46.1%	31%	$59.1	42.5%

*Acquisition of the Western Cylinder Assets effective September 17, 2004

     Operating income increased 16%, or $1.6 million, to $12.0 million, or 7.2% of net sales, for the first six months of fiscal 2005 from $10.4 million, or 7.5% of net sales, for the comparable period of fiscal 2004. The increase was due to higher sales volumes of $8.9 million, partially offset by a decline in the spread between average selling prices and material costs of $5.0 million. Net sales increased 21%, or $28.7 million, to $167.7 million due to higher sales volumes, with $12.3 million of this increase attributable to the purchase of the Western Cylinder Assets. The strength of foreign currencies against the U.S. dollar also contributed $4.6 million to sales. Gross margin increased $3.5 million to $29.9 million for the first six months of fiscal 2005 from $26.4 million for the comparable period of fiscal 2004. SG&A expense increased $1.9 million primarily due to an increase in profit sharing and bonus expense driven by higher earnings.

Liquidity and Capital Resources

     In the first six months of fiscal 2005, we generated $30.6 million in cash from operating activities primarily due to higher earnings and the collection of receivables, offset by an increase in inventory and a reduction in accounts payable.

     Consolidated net working capital of $356.6 million at November 30, 2004, was comparable to net working capital of $358.1 million at May 31, 2004. While inventory increased by $102.6 million, accounts receivable decreased $48.8 million. Additionally, other current assets decreased due to the collection of $80.4 million in proceeds from the sale of the Decatur assets, which had been classified as assets held for sale at May 31, 2004. Accounts payable and taxes payable decreased by $8.0 million and $18.9 million, respectively.

     Our primary investing and financing activities included spending $64.9 million for the acquisition of the Western Cylinder Assets, distributing $27.9 million in dividends to shareholders and spending $19.3 million on capital projects, which included $8.5 million for our ERP system. We generated $83.8 million in cash through the sale of assets, including the previously mentioned $80.4 million proceeds for Decatur. We also generated $13.2 million in cash from the issuance of stock, mainly through option exercises. We anticipate that our fiscal 2005 capital spending, barring further acquisitions, will remain at or below our annual depreciation expense.

     A $435.0 million long-term revolving credit facility that matures in May 2007, $60.0 million in short-term uncommitted credit lines and the $190.0 million trade receivables securitization facility (“TARS”) primarily serve our short-term liquidity needs. The uncommitted credit lines and the revolving credit facility were unused as of November 30, 2004.

Our usage of the TARS facility increased $6.0 million to $66.0 million at November 30, 2004, compared to $60.0 million at May 31, 2004. During September 2004, we utilized this facility to fund the $64.9 million acquisition of the Western Cylinder Asset purchase.

     During the first six months of fiscal 2005, we increased our available short-term uncommitted lines of credit from $45.0 million with three banks to $60.0 million with four banks. The uncommitted lines of credit are extended to us on a discretionary basis. Because the outstanding principal amounts can be reset and adjusted daily, these lines typically provide us with the greatest amount of funding flexibility compared to our other sources of short-term capital. These lines supplement our short-term liquidity and allow us to reduce short-term borrowing costs.

     Our $435.0 million long-term revolving credit facility, provided by a group of 15 banks, matures in May 2007. In July 2004, we amended this facility to increase the borrowing limit and eliminate certain covenants. As a result of the restructuring, the facility size was increased from $235.0 million to $435.0 million with the same group of 15 banks.

     On December 17, 2004, we issued $100.0 million of unsecured Floating Rate Senior Notes due December 17, 2014 (“2014 Notes”) through a private placement. Through an interest rate swap executed in anticipation of the debt issuance, we achieved an effective fixed rate of 5.26% for the ten-year duration of the 2014 Notes. The proceeds from the 2014 Notes were used to reduce the TARS facility to zero and to fund our current working capital needs. In the future, we intend to reduce the size of the TARS facility to $100.0 million and use it only as a backup to our uncommitted lines and revolving credit facility. This will significantly reduce the fees charged for the unused portion of the TARS facility but keep it available should we have a need for it in the future.

     At November 30, 2004, our total debt was $289.0 million compared to $289.8 million at the end of fiscal 2004. Our debt to total capitalization ratio was 27.1% at November 30, 2004, down from 29.9% at the end of fiscal 2004. If the 2014 Notes had been outstanding at November 30, 2004, this ratio would have been 33.4%. The larger revolving credit facility and the issuance of the 2014 Notes significantly enhances our flexibility related to the $142.4 million maturity of our 7.125% notes due on May 15, 2006.

     We assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash flows from operations and unused borrowing capacity should be sufficient to fund expected normal operating costs, dividends, working capital, and capital expenditures for our existing businesses.

Dividend Policy

     Dividends are declared at the discretion of the Board of Directors. We paid a quarterly dividend of $0.16 per share during the second quarter of fiscal 2005. In addition, a quarterly dividend of $0.16 per share was declared during the second quarter of fiscal 2005 and paid in December 2004. Our Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which are deemed relevant. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

     Contractual cash obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004, except the subsequent issuance of the 2014 Notes. The following table summarizes our other commercial commitments as of November 30, 2004. These commercial commitments are disclosed as future obligations under accounting principles generally accepted in the United States.

	Commitment Expiration per Period
		Less Than	1 - 3	4 - 5	After
In millions	Total	1 Year	Years	Years	5 Years

Lines of credit	$435.0	$—	$435.0	$—	$—
Standby letters of credit	10.6	10.6	—	—	—
Guarantees	5.0	5.0	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$450.6	$15.6	$435.0	$—	$—

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

     Revenue Recognition: We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide for expected returns based on experience and current customer activities.

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

     The recent rise in steel prices has increased the risk of collectibility. We have evaluated this risk and have made appropriate adjustments to these two allowance accounts. While we believe these allowances are adequate, deterioration in economic conditions could adversely impact our future earnings.

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

     Accounting for Derivatives and Other Contracts at Fair Value: We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices, foreign currency and interest rates. These derivatives are based on quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could affect the estimated fair values.

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

     We have a reserve for taxes and associated interest that may become payable in future years as a result of audits by taxing authorities. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve, such as lapsing of applicable statues of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or court decisions affecting a particular tax issue.

     The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our consolidated financial statements, and some of these policies require the use of estimates and assumptions. See “Item 8. - Financial Statements and Supplementary Data - Note A - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company entered into an interest rate swap effective December 17, 2004, for a notional amount of $100 million to hedge changes in fair value attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the 2014 Notes (see Note J of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The critical terms of the derivative correspond with the critical terms of the underlying exposure, therefore we expect no ineffectiveness. The interest rate swap is with a highly rated counterparty. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR plus 80 basis points.

     In September 2004, the Company entered into additional commodity derivative contracts to further hedge its exposure to natural gas prices. We increased the notional amount of our natural gas hedge position by $10.4 million to $13.9 million.

     Notional transaction amounts and fair values for our outstanding derivative positions as of November 30, 2004, and May 31, 2004, are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	November 30,		May 31,
	2004		2004		Change
	Notional	Fair	Notional	Fair	In
In millions	Amount	Value	Amount	Value	Fair Value

Zinc	$17.9	$4.6	$21.2	$5.0	$(0.4)
Natural gas	12.6	2.4	4.1	1.4	1.0
Interest rate	100.0	2.0	—	—	2.0

     A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in zinc prices would reduce the fair value of our hedge position by $2.2 million. A similar 10% decline in natural gas prices would reduce the fair value of our natural gas hedge position by $1.5 million. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% decline in the yield curve would reduce the fair value of our interest rate swap by $3.8 million. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income.

     Other market risks have not changed significantly from those disclosed in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The management of Worthington Industries, Inc. (the “Registrant”), with the participation of the Registrant’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of the Registrant, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control Over Financial Reporting

     There were no changes which occurred during the Registrant’s second fiscal quarter ended November 30, 2004, in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

     Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Registrant. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on the Registrant.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information about purchases the Registrant made of its common shares during each month of the fiscal quarter ended November 30, 2004:

				Total Number of Shares	Maximum Number of
	Total Number		Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Period	Purchased		Share	Plans or Programs	Plans or Programs
September 1-30, 2004	15,695	(1)	$21.17	—	—
October 1-31, 2004	—		—	—	—
November 1-30, 2004	—		—	—	—

Total	15,695		$21.17	—	—

     (1)Reflects common shares owned and tendered by an employee to pay the exercise price for an option exercise.

Item 6. - Exhibits

Exhibits

10.1	Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan

10.2	Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan for Directors

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 10, 2005	By:	/s/ John S. Christie

John S. Christie, President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location
10.1	Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan	Filed herewith.

10.2	Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan for Directors	Filed herewith.

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith.

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.