Form 10-Q
period 2005-02-28
WORTHINGTON INDUSTRIES INC
filed 2005-04-11
CIK 108516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

As of March 31, 2005, 87,883,052 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I - Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can often be identified by the words “will”, “may”, “designed to”, “outlook”, “believes”, “should”, “plans”, “expects”, “intends”, “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

•	future estimated or expected sales, operating results and earnings per share;

•	projected capacity and working capital needs;

•	pricing trends for raw materials and finished goods;

•	anticipated capital expenditures and asset sales;

•	projected timing, results, costs, charges and expenditures related to facility dispositions, shutdowns and consolidations;

•	new products and markets;

•	expectations for customer inventories, jobs and orders;

•	expectations for the economy and markets;

•	expected benefits from new initiatives, such as our new enterprise resource planning system;

•	the effects of judicial and administrative rulings; and

•	other non-historical trends.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing, changes in product mix and market acceptance of products;

•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by operations;

•	effects of facility closures and the consolidation of operations;

•	the ability to realize price increases, cost savings and operational efficiencies on a timely basis;

•	the ability to integrate newly acquired businesses and achieve synergies therefrom;

•	capacity levels and efficiencies within our facilities and within the industry as a whole;

•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;

•	the effect of national, regional and worldwide economic conditions generally and within our major product markets, including a prolonged or substantial economic downturn;

•	the effect of adverse weather on customers, markets, facilities and shipping operations;

•	changes in customer inventories, spending patterns and supplier choices and risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure;

•	acts of war and terrorist activities;

•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;

•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;

•	level of imports and import prices in our markets;

•	the impact of judicial and administrative ruling and governmental regulations, both in the United States and abroad; and

•	other risks described from time to time in filings with the United States Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. — Financial Statements

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Feb. 28,	May 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,137	$1,977
Short-term investments	9,400	—
Receivables, net	399,447	348,833
Inventories
Raw materials	266,025	185,426
Work in process	108,275	97,007
Finished products	105,839	80,473

	480,139	362,906
Deferred income taxes	2,001	3,963
Prepaid expenses and other current assets	36,473	115,431

Total current assets	933,597	833,110
Investments in unconsolidated affiliates	128,658	109,040
Goodwill	168,503	117,769
Other assets	33,141	27,826
Property, plant and equipment	1,062,611	1,017,326
Less accumulated depreciation	503,931	461,932

	558,680	555,394

Total assets	$1,822,579	$1,643,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312,833	$313,909
Current maturities of long-term debt	1,100	1,346
Other current liabilities	136,305	159,805

Total current liabilities	450,238	475,060
Other liabilities	96,777	95,067
Long-term debt	387,409	288,422
Deferred income taxes	92,643	104,216
Shareholders’ equity	795,512	680,374

Total liabilities and shareholders’ equity	$1,822,579	$1,643,139

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share)

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
Net sales	$747,414	$558,067	$2,261,922	$1,596,180
Cost of goods sold	638,262	471,534	1,868,608	1,393,422

Gross margin	109,152	86,533	393,314	202,758
Selling, general and administrative expense	54,160	49,046	175,121	135,909
Impairment charges and other	—	—	5,608	—

Operating income	54,992	37,487	212,585	66,849
Other income (expense):
Miscellaneous expense	(812)	(1,258)	(7,144)	(1,761)
Interest expense	(6,749)	(5,581)	(18,123)	(16,737)
Equity in net income of unconsolidated affiliates	14,772	8,288	39,808	24,615

Earnings before income taxes	62,203	38,936	227,126	72,966
Income tax expense	29,081	14,407	88,522	25,637

Net earnings	$33,122	$24,529	$138,604	$47,329

Average common shares outstanding — basic	87,841	86,414	87,560	86,173

Earnings per share — basic	$0.38	$0.28	$1.58	$0.55

Average common shares outstanding — diluted	88,698	87,191	88,492	86,736

Earnings per share — diluted	$0.37	$0.28	$1.57	$0.55

Cash dividends declared per share	$0.17	$0.16	$0.49	$0.48

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	Feb. 28,	Feb. 29,
	2005	2004
Operating activities:
Net earnings	$138,604	$47,329
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	42,579	50,381
Impairment charges and other	5,608	—
Other adjustments	(30,822)	(8,144)
Changes in assets and liabilities	(189,247)	(27,313)

Net cash provided (used) by operating activities	(33,278)	62,253

Investing activities:
Investment in property, plant and equipment, net	(30,879)	(23,564)
Acquisitions, net of cash acquired	(64,970)	—
Investment in unconsolidated affiliate	(1,500)	(490)
Proceeds from sale of assets	83,976	4,976
Purchases of short-term investments	(72,875)	—
Sales of short-term investments	63,475	—

Net cash used by investing activities	(22,773)	(19,078)

Financing activities:
Payments on short-term borrowings	—	3,001
Net proceeds from long-term debt	99,480	—
Principal payments on long-term debt	(2,560)	(1,266)
Dividends paid	(41,953)	(41,322)
Other	5,244	2,439

Net cash provided (used) by financing activities	60,211	(37,148)

Increase in cash and cash equivalents	4,160	6,027
Cash and cash equivalents at beginning of period	1,977	1,139

Cash and cash equivalents at end of period	$6,137	$7,166

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Month Periods Ended February 28, 2005 and February 29, 2004
(Unaudited)

NOTE A — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2005 (“fiscal 2005”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2004 (“fiscal 2004”).

     Short-term Investments: At February 28, 2005, the Company held $9,400,000 of short-term investments, which consist of auction rate municipal bonds classified as available-for-sale securities. The investment in these securities is recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments.

NOTE B — Industry Segment Data

     Summarized financial information for the Company’s reportable segments is shown in the following table. The “Other” category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
In thousands	2005	2004	2005	2004

Net sales
Processed Steel Products	$435,704	$325,767	$1,344,362	$934,344
Metal Framing	194,610	146,999	624,773	430,480
Pressure Cylinders	112,347	81,444	280,055	220,413
Other	4,753	3,857	12,732	10,943

	$747,414	$558,067	$2,261,922	$1,596,180

Operating income
Processed Steel Products	$30,912	$17,862	$101,316	$39,794
Metal Framing	14,088	12,956	90,808	10,173
Pressure Cylinders	10,450	7,964	22,467	18,357
Other	(458)	(1,295)	(2,006)	(1,475)

	$54,992	$37,487	$212,585	$66,849

	Feb. 28,	May 31,
	2005	2004
		(Audited)
Total assets
Processed Steel Products	$908,835	$888,661
Metal Framing	498,963	471,972
Pressure Cylinders	268,740	168,496
Other	146,041	114,010

	$1,822,579	$1,643,139

NOTE C — Comprehensive Income

     The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
In thousands	2005	2004	2005	2004

Net earnings	$33,122	$24,529	$138,604	$47,329
Foreign currency translation	(623)	2,052	4,129	1,281
Cash flow hedges	252	1,245	2,001	3,042
Other	(262)	(772)	(194)	(15)

Total comprehensive income	$32,489	$27,054	$144,540	$51,637

NOTE D — Impairment Charges and Other

     Effective August 1, 2004, the Company closed the sale of its Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80,392,000 cash. The sale excluded the slitting and cut-to-length assets and net working capital associated with this facility. The Company remains in a portion of the Decatur facility under a long-term lease with Nucor and continues to serve customers requiring steel processing services in the Company’s core business of slitting and cutting-to-length. As a result of the sale agreement, the Company recorded a $67,400,000 pre-tax charge during its fourth quarter ended May 31, 2004. The charge included $66,642,000 for the impairment of assets at the Decatur facility and $758,000 for severance and employee related costs. The severance and employee related costs were due to the elimination of 40 administrative, production and other employee positions. The after-tax impact of this charge was $41,788,000 or $0.48 per diluted share. An additional pre-tax charge of $5,608,000, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005 ended August 31, 2004. As of February 28, 2005, 35 employees had been terminated, and the Company had paid severance and other employee related costs of $456,000.

NOTE E — Stock-Based Compensation

     At February 28, 2005, the Company had stock option plans for employees and non-employee directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings since all stock options granted under the plans had an exercise price equal to the market value of the underlying common shares of Worthington Industries, Inc. on the grant date. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994, under the fair value method prescribed by that statement.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and it supercedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure will not be an alternative. SFAS 123(R) is effective for all interim periods beginning after June 15, 2005, and thus will become effective for the Company in the second quarter of fiscal 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

SFAS 123(R) permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The adoption of SFAS 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. Stock option expense after the adoption of SFAS 123(R) is not expected to be materially different than the expense reported in the table below, but this will not be known until a full analysis of the impact of SFAS 123(R) is completed. The impact will largely depend on levels of share-based payments granted in the future.

     On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of SFAS 123(R)’s conclusions or requirements.

     The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for stock option plans using the fair value method, as required by SFAS 123, for the periods indicated:

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
In thousands, except per share	2005	2004	2005	2004

Net earnings, as reported	$33,122	$24,529	$138,604	$47,329
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	439	380	1,316	1,139

Pro forma net earnings	$32,683	$24,149	$137,288	$46,190

Earnings per share:
Basic, as reported	$0.38	$0.28	$1.58	$0.55
Basic, pro forma	0.37	0.28	1.57	0.54
Diluted, as reported	0.37	0.28	1.57	0.55
Diluted, pro forma	0.37	0.28	1.56	0.53

NOTE F — Employee Pension Plans

     The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
In thousands	2005	2004	2005	2004

Defined benefit plans:
Service cost	$174	$225	$660	$678
Interest cost	184	192	607	580
Expected return on plan assets	(152)	(106)	(457)	(318)
Net amortization and deferral	56	121	233	364

Net pension cost on defined benefit plans	$262	$432	$1,043	$1,304

     The Company funds its pension obligations based upon the annually calculated minimum funding requirements of ERISA. The calculation is zero for fiscal 2005.

NOTE G — Income Taxes

     The Company regularly evaluates its tax risks as required by SFAS No. 5, Accounting for Contingencies. During the second quarter ended November 30, 2004, the Company reduced its estimated tax liabilities by $1,700,000 due to favorable tax audit settlements and related developments. During the third quarter ended February 28, 2005, the Company’s net earnings were reduced by $4,290,000, due to a ruling by the Sixth Circuit Court of Appeals that the State of Ohio’s investment tax credit program is unconstitutional.

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

NOTE H — Acquisitions and Joint Ventures

     On September 17, 2004, the Company purchased substantially all of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”). This business operates two facilities in Wisconsin, which manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, camping stoves, portable heaters and tabletop grills. The Western Cylinder Assets were purchased for $64,970,000 in cash, subject to final adjustments. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of the acquisition with $48,643,000 being recorded to goodwill. The Western Cylinder Assets were included in the Company’s Pressure Cylinders segment as of September 17, 2004, and will be adjusted to their final values based upon an appraisal. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

     On September 23, 2004, the Company formed a 50%-owned unconsolidated joint venture with Pacific Steel Construction Inc. (“Pacific”) to focus on residential steel framing, particularly for the military. Pacific contributed its existing contracts to the joint venture and the Company made a capital contribution of $1,500,000. The Company sells steel framing products manufactured in its Metal Framing segment to the joint venture for its projects. The joint venture focuses on the residential construction market, combining the Company’s expertise in steel framing with Pacific’s experience in military housing construction.

     On October 13, 2004, the Company purchased for $1,100,000 the 49% interest of the minority partner in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

     On November 5, 2004, the Company formed a 60%-owned consolidated Canadian metal framing joint venture with Encore Coils Holdings Ltd (“Encore”), operating under the name Dietrich Metal Framing Canada. The Company has contributed an aggregate of $1,700,000 to the joint venture. The flagship facility is located in Mississauga, a suburb of Toronto and is operational. A facility in Vancouver has also been established with additional Canadian facilities being considered. The joint venture manufactures steel framing products at its Canadian facilities, and also offers a variety of proprietary products supplied by the Company’s Metal Framing facilities in the United States. The assets and results of operations of this joint venture are consolidated in the Company’s Metal Framing segment.

NOTE I — Recently Issued Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). In addition SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its financial position or results of operations.

     On February 7, 2005, the SEC staff issued a letter clarifying the SEC’s position on application of accounting principles generally accepted in the United States for certain lease accounting rules. The letter addressed the SEC’s view of proper accounting for the amortization of leasehold improvements, rent holidays and escalations, and landlord or tenant incentives. The Company is in the process of analyzing its leases to determine whether its lease accounting method conforms to the SEC’s position. This analysis will be completed during the fourth quarter of fiscal 2005.

NOTE J — Long Term Debt

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

     Debt at February 28, 2005 and May 31, 2004 is summarized as follows:

	Feb. 28,	May 31,
In thousands	2005	2004

7.125% senior notes due May 15, 2006	$142,409	$142,409
6.700% senior notes due December 1, 2009	145,000	145,000
Floating rate senior notes due December 17, 2014	100,000	—
Other	1,100	2,359

Total debt	388,509	289,768
Less current maturities	1,100	1,346

Total long-term debt	$387,409	$288,422

Principal payments due on long-term debt in the next five years and the remaining years thereafter are as follows (in thousands):

Less than 1 year	$1,100
1-2 years	142,409
2-3 years	—
3-4 years	—
4-5 years	145,000
Thereafter	100,000

Total	$388,509

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

Overview

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements included in “Item 1 — Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2004, includes additional information about our Company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

     Worthington Industries, Inc., together with its subsidiaries (collectively, “we”, “Worthington” or the “Company”), is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of February 28, 2005, we operated 47 facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in nine joint ventures, which operated 16 facilities worldwide as of February 28, 2005.

     We monitor certain national and industry data to better understand the markets in which each of our business segments operates. Relative to last year, this data indicates that conditions have improved across most markets except “Big Three” automotive (collectively, DaimlerChrysler AG, Ford Motor Co., and General Motors Corp.), where production was down for Ford Motor Co. and General Motors 5.1% and 5.3%, respectively, for the quarter ended February 28, 2005, compared to the same period last year. DaimlerChrysler’s production increased 6.3% for the quarter ended February 28, 2005, compared to the same period in the prior year. Domestic GDP for the quarter ended February 28, 2005, was up slightly over the preceding quarter and up 3.1% over the same quarter of last year. In commercial construction, the U.S. Census Bureau’s Index of Private Construction Spending confirms that overall commercial construction activity has shown improvement during the last nine months. As a result, excess inventories in the metal framing industry, which resulted from a combination of purchasing in front of price increases and weather-related postponement of construction starts, are shrinking. Even though overall commercial construction activity has seen improvement, construction activity in our largest market segment, office buildings, has declined during the last nine months and remains near five year lows.

     Although industry steel prices have eased steadily for five straight months as automobile production decreased for the Big Three and high inventory levels slowed demand, the steel industry continues to benefit from higher steel prices. The February 2005 prices for flat-rolled steel were approximately 50% higher than those in February of 2004.

     During the first nine months of fiscal 2005, spread, or the difference between material cost and the selling price of the finished product, drove the improvement in results compared to the prior year. In a rising steel-price environment, it is possible that our operations may be favorably impacted as lower-priced inventory on hand flows through cost of goods sold and our selling prices increase. This was the case during the first part of fiscal 2005, as we benefited from lower-priced inventory, as prices rose. Prices peaked in September and have slowly declined since, eliminating the benefit. We attempt to limit the potential negative impact of this cycle by managing our inventory levels and selling at prices we believe to be appropriate.

     We have focused over the last several years on improved returns on capital by investing in growth markets and products, consolidating facilities, and divesting non-strategic or other assets that were not delivering appropriate returns. We have also added products and operations, including joint ventures, which we believe complement our existing business and strengths. Because of our success with joint ventures, we continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. The following are recent examples of this activity:

•	Effective August 1, 2004, we sold our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80.4 million cash. We retained the slitting and cut-to-length assets and net working capital associated with this facility.

•	On September 17, 2004, we purchased substantially all of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”) for $65.0 million in cash, subject to final adjustments based on the working capital as of the closing date of the transaction. This business operates two facilities in Wisconsin which manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, camping stoves, portable heaters and tabletop grills, expanding our product lines. The Western Cylinder Assets and results of operations of this business are included in our Pressure Cylinders segment.

•	On September 23, 2004, we formed a 50%-owned unconsolidated joint venture with Pacific Steel Construction Inc. (“Pacific”) to focus on residential steel framing, particularly for the military. Pacific contributed its existing contracts to the joint venture and we made a $1.5 million capital contribution. Our Metal Framing segment sells the steel framing products to the joint venture for its projects. This gives us an immediate presence in the growing market for steel framed military housing and an additional base from which to penetrate the overall residential market.

•	On October 13, 2004, we purchased for $1.1 million the 49% interest of our minority partner in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

•	On November 5, 2004, we formed a 60%-owned consolidated Canadian metal framing joint venture with Encore Coils Holdings Ltd (“Encore”), operating under the name Dietrich Metal Framing Canada. The flagship facility is located in Mississauga, a suburb of Toronto and is operational. A facility in Vancouver has also been established with additional Canadian facilities being considered. The joint venture manufactures steel framing products at its Canadian facilities, and also offers a variety of proprietary products and systems supplied by our Metal Framing facilities in the United States of America (“United States”). The assets and results of operations of this joint venture are consolidated in our Metal Framing segment.

Results of Operations

Third Quarter — Fiscal 2005 Compared to Fiscal 2004

      Consolidated Operations

     The following table presents consolidated operating results for the periods indicated:

	Three Months Ended
	Feb. 28, 2005			Feb. 29, 2004
		% of	%		% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$747.4	100.0%	34%	$558.1	100.0%
Cost of goods sold	638.2	85.4%	35%	471.6	84.5%

Gross margin	109.2	14.6%	26%	86.5	15.5%
Selling, general and administrative expense	54.2	7.2%	10%	49.0	8.8%

Operating income	$55.0	7.4%	47%	$37.5	6.7%
Other income (expense):
Miscellaneous expense	(0.8)	—		(1.3)	—
Interest expense	(6.8)	-0.9%	21%	(5.6)	-1.0%
Equity in net income of unconsolidated affiliates	14.8	2.0%	78%	8.3	1.5%

Earnings before income taxes	62.2	8.3%	60%	38.9	7.0%
Income tax expense	29.1	3.9%	102%	14.4	2.6%

Net earnings	$33.1	4.4%	35%	$24.5	4.4%

Average common shares outstanding — diluted	88.7			87.2

Earnings per share — diluted	$0.37		32%	$0.28

     Net earnings increased $8.6 million, to $33.1 million for the third quarter of fiscal 2005, from $24.5 million for the comparable quarter of fiscal 2004. Diluted earnings per share increased $0.09 per share to $0.37 per share from $0.28 per share for the prior year.

     Net sales increased 34%, or $189.3 million, to $747.4 million for the third quarter of fiscal 2005 from $558.1 million for the comparable quarter last fiscal year. The increase was driven by increased average selling prices reflecting higher steel prices versus last year.

     Gross margin increased 26%, or $22.7 million, to $109.2 million for the third quarter of fiscal 2005 from $86.5 million for comparable quarter last fiscal year. Steel prices for the third quarter of fiscal 2005 were significantly higher than for the comparable period in fiscal 2004 but overall have declined since the prior quarter. Wider spreads increased gross margin by $24.9 million over the comparable quarter of the prior year. The gross margin as a percentage of sales remained relatively flat at 14.6% for the third quarter of fiscal 2005 compared to 14.8% for the comparable quarter of fiscal 2004 excluding the $3.9 million gain on the sale of certain assets obtained in our acquisition of Unimast Incorporated (“Unimast”) during fiscal 2004. The gain was recorded in cost of goods sold.

     Selling, general and administrative (“SG&A”) expense as a percentage of nets sales decreased to 7.2% for the third quarter of fiscal 2005 compared to 8.8% of net sales for the comparable quarter of the prior year. In total, SG&A expense increased 10%, or $5.2 million, to $54.2 million for the third quarter of fiscal 2005 from $49.0 million for the comparable quarter of fiscal 2004. This increase is primarily due to a $4.8 million increase in profit sharing and bonus expense driven by higher earnings and an increase in professional fees of $2.5 million primarily due to additional expenses of $2.3 million associated with meeting the requirements of the Sarbanes-Oxley Act.

     Interest expense increased 21% or $1.2 million due to the issuance of $100.0 million of unsecured Floating Rate Senior Notes on December 17, 2004. These Notes are discussed in the Liquidity and Capital Resource section below.

     Equity in net income of unconsolidated affiliates increased 78%, or $6.5 million, to $14.8 million for the third quarter from $8.3 million. Five of the seven unconsolidated joint ventures had significant increases in earnings. Collectively, the unconsolidated joint ventures generated $191.7 million in sales during the third quarter of fiscal 2005. Joint venture income continues to be a consistent and significant contributor to our profitability.

     Income tax expense increased for the third quarter of fiscal 2005 compared to the prior year due to a higher level of income and tax adjustments. During the quarter ended February 28, 2005, net earnings were reduced by $4.3 million, due to a ruling by the Sixth Circuit Court of Appeals that the State of Ohio’s investment tax credit program is unconstitutional.

Segment Operations

     Processed Steel Products

     Total volume declined 9%, due to the sale of certain Decatur assets to Nucor in fiscal 2005. Excluding Decatur in each period, volumes would have remained level for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. During the third quarter of fiscal 2005, Big Three production was down 3% compared to the same quarter last fiscal year, while our automotive related business volumes were relatively flat. Steel prices were significantly higher for the third quarter of fiscal 2005 than for the comparable period in fiscal 2004.

     The following table presents a summary of operating results for the Processed Steel Products segment for the periods indicated:

	Three Months Ended
	Feb. 28, 2005			Feb. 29, 2004
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$435.7	100.0%	34%	$325.8	100.0%
Cost of goods sold	382.4	87.8%	34%	285.4	87.6%

Gross margin	53.3	12.2%	32%	40.4	12.4%
Selling, general and administrative expense	22.4	5.1%	-1%	22.5	6.9%

Operating income	$30.9	7.1%	73%	$17.9	5.5%

Tons shipped	875		-9%	960
Material cost	$318.2	73.0%	51%	$210.1	64.5%

     Operating income increased 73%, or $13.0 million, to $30.9 million, or 7.1% of net sales, for the third quarter of fiscal 2005 from $17.9 million, or 5.5% of net sales, for the comparable quarter of fiscal 2004. The increase was due to a $13.9 million larger spread between average selling price and material cost, partially offset by a $12.1 million impact related to lower volumes mainly from the sale of Decatur as discussed above. Operating income was also favorably impacted by an $11.9 million decline in operating expenses due to the sale of certain Decatur assets to Nucor in fiscal 2005. Net sales increased 34%, or $109.9 million, to $435.7 million from $325.8 million because of higher pricing. Gross margin increased 32%, or $12.9 million, to $53.3 million for the third quarter of fiscal 2005 compared to $40.4 million for the same quarter of fiscal 2004, but as a percentage of sales remained relatively flat. An increase in profit sharing and bonus driven by higher earnings was largely offset by the effect of the sale of certain Decatur assets to Nucor, which resulted in SG&A expense remaining relatively flat but decreasing to 5.1% of net sales for the third quarter of fiscal 2005 from 6.9% of net sales for the comparable period in the prior year.

     Metal Framing

     The Metal Framing segment’s profitability continued to be driven by wider spreads between average selling prices and material costs. Unit volumes declined 17% in the third quarter of fiscal 2005 compared to the same period in the prior year. This was primarily a result of elevated customer inventories due to their buying earlier in the year combined with delays in construction projects due to weather conditions. Improving demand and falling customer inventories point to a better selling environment in coming months. Volumes shipped increased 5% in the third quarter of fiscal 2005 compared to the second quarter of fiscal 2005.

     The operations for the Metal Framing segment for the third quarter of fiscal 2004 included a $3.9 million gain from the sale of certain assets obtained in our acquisition of Unimast. Since the amortization expense related to these assets was included in cost of goods sold, the gain from the sale of these assets was included there also.

     The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Three Months Ended
	Feb. 28, 2005			Feb. 29, 2004
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$194.6	100.0%	32%	$147.0	100.0%
Cost of goods sold	159.7	82.1%	35%	118.6	80.7%

Gross margin	34.9	17.9%	23%	28.4	19.3%
Selling, general and administrative expense	20.8	10.7%	35%	15.4	10.5%

Operating income	$14.1	7.2%	9%	$13.0	8.8%

Tons shipped	153		-17%	184
Material cost	$123.1	63.2%	53%	$80.3	54.6%

     Operating income increased $1.1 million to $14.1 million, or 7.2% of net sales, for the third quarter of fiscal 2005 from $13.0 million, or 8.8% of net sales, for the comparable quarter of fiscal 2004. Operating income, as a percentage of sales, was higher in the prior year due to the $3.9 million gain mentioned above. Net sales increased 32%, or $47.6 million, to $194.6 million for the third quarter of fiscal 2005 from $147.0 million for the comparable quarter of fiscal 2004 due to higher pricing for metal framing products. Gross margin increased $6.5 million to $34.9 million from $28.4 million in the comparable quarter in fiscal 2004, but decreased as a percentage of sales to 17.9% compared to 19.3% for the comparable quarter in the prior fiscal year. The gross margin as a percentage of net sales in the prior year was higher due to the gain on the sale of the assets obtained in our acquisition of Unimast. SG&A expense increased largely because of higher profit sharing and bonus expense of $3.8 million driven by higher earnings.

     Pressure Cylinders

     This segment had an increase in sales for the third quarter of fiscal 2005 compared to the same period in the prior year. The purchase of the Western Cylinder Assets on September 17, 2004 contributed $15.8 million to the increase, and strong demand in Europe for high pressure cylinders and the successful ramp-up of air tank volumes contributed $6.5 million. Strength in virtually all other products offset some weakness in the North American 20-pound propane tank line.

     The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Three Months Ended
	Feb. 28, 2005			Feb. 29, 2004
		% of	%		% of
Dollars in millions, units in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$112.3	100.0%	38%	$81.4	100.0%
Cost of goods sold	91.2	81.2%	42%	64.3	79.0%

Gross margin	21.1	18.8%	23%	17.1	21.0%
Selling, general and administrative expense	10.6	9.5%	17%	9.1	11.2%

Operating income	$10.5	9.3%	31%	$8.0	9.8%

Units shipped
Without acquisition*	3,885		9%	3,573
Acquisition*	7,519		—	—

	11,404		219%	3,573
Material cost	$54.1	48.2%	58%	$34.3	42.1%

     *Acquisition of the Western Cylinder Assets effective September 17, 2004

     Operating income increased 31%, or $2.5 million, to $10.5 million, or 9.3% of net sales, for the third quarter of fiscal 2005 from $8.0 million, or 9.8% of net sales, for the comparable quarter of fiscal 2004. Net sales increased 38%, or $30.9 million, to $112.3 million for the third quarter of fiscal 2005 from $81.4 million for the comparable quarter of fiscal 2004. The acquired Western Cylinder Assets and the increase in European sales discussed above contributed to this increase. European sales also increased $2.0 million due to a weakening in the U.S. dollar. Unit volumes were up 9%, excluding units from the acquired Western Cylinder Assets. Gross margin was 18.8% of net sales for the third quarter compared to 21.0% for the comparable quarter of fiscal 2004. Although SG&A expense as a percentage of sales declined to 9.5% from 11.2% in the prior year quarter, the dollar expense increased largely because of higher profit sharing and bonus expense of $1.0 million driven by higher earnings, and higher expense due to the acquisition of the Western Cylinder Assets.

Year-to-Date — Fiscal 2005 Compared to Fiscal 2004

   Consolidated Operations

     The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended
	Feb. 28, 2005			Feb. 29, 2004
		% of		%	% of
In millions, except per share	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$2,261.9	100.0%	42%	$1,596.2	100.0%
Cost of goods sold	1,868.6	82.6%	34%	1,393.4	87.3%

Gross margin	393.3	17.4%	94%	202.8	12.7%
Selling, general and administrative expense	175.1	7.7%	29%	135.9	8.5%
Impairment charges and other	5.6	—		—	—

Operating income	212.6	9.4%	218%	66.9	4.2%
Other income (expense):
Miscellaneous expense	(7.2)	—		(1.8)	—
Interest expense	(18.1)	-0.8%	8%	(16.7)	-1.0%
Equity in net income of unconsolidated affiliates	39.8	1.8%	62%	24.6	1.5%

Earnings before income taxes	227.1	10.0%	211%	73.0	4.6%
Income tax expense	88.5	3.9%	244%	25.7	1.6%

Net earnings	$138.6	6.1%	193%	$47.3	3.0%

Average common shares outstanding — diluted	88.5			86.7

Earnings per share — diluted	$1.57		185%	$0.55

     Net earnings increased $91.3 million, to $138.6 million for the first nine months of fiscal 2005 from $47.3 million for the comparable period of fiscal 2004. Diluted earnings per share increased $1.02 per share to $1.57 per share from $0.55 per share for the prior year.

     Net sales increased 42%, or $665.7 million, to $2,261.9 million for the first nine months of fiscal 2005 from $1,596.2 million for the comparable period last fiscal year. The increase was primarily driven by increased average selling prices reflecting the higher steel prices that are prevailing this year versus last year.

     Gross margin increased 94%, or $190.5 million, to $393.3 million for the first nine months of fiscal 2005, from $202.8 million for the comparable period last fiscal year. Raw material costs increased relative to last year but not as much as selling prices, resulting in widened spreads. The wider spreads increased gross margin by $196.2 million over the comparable period of the prior year. The net impact was an increase in gross margin to 17.4% of net sales for the first nine months of fiscal 2005 from 12.7% of net sales for the comparable period of fiscal 2004.

     SG&A expense decreased to 7.7% of net sales for the first nine months of fiscal 2005 compared to 8.5% of net sales for the comparable period of the prior year. In total, SG&A expense increased 29%, or $39.2 million, to $175.1 million for the first nine months of fiscal 2005 from $135.9 million for the comparable period of fiscal 2004. This increase is primarily due to a $25.9 million increase in profit sharing and bonus expense driven by higher earnings. Professional fees also increased by $7.3 million due to additional expenses associated with meeting the requirements of the Sarbanes-Oxley Act and the ongoing implementation of our new enterprise resource planning system (“ERP”). Bad debt expense increased $3.9 million to reflect the increased collection risk of certain customers, including Tower Automotive, which filed for bankruptcy protection during the third quarter of fiscal 2005.

     Impairment charges and other for the first nine months of fiscal 2005 represents a charge related to the sale of certain assets at Decatur, Alabama. This amount is comprised of contract termination charges that could not be accrued until the sale closed and other adjustments to the charge recorded at May 31, 2004. The after-tax impact of this charge was $3.5 million, or $0.04 per diluted share.

     Miscellaneous expense increased $5.4 million for the first nine months of fiscal 2005 largely due to a $4.6 million higher elimination for the minority shareholder’s interest in net earnings of Spartan, which has been significantly more profitable during fiscal 2005 compared to fiscal 2004, combined with $1.8 million in proceeds received in the prior period as a result of the demutualization of an insurance provider.

     Equity in net income of unconsolidated affiliates increased 62%, or $15.2 million, to $39.8 million for the first nine months from $24.6 million. Most of our seven unconsolidated joint ventures had strong double-digit-plus increases in earnings. Collectively, the unconsolidated joint ventures generated approximately $556 million in sales during the first nine months of fiscal 2005. Joint venture income continues to be a consistent and significant contributor to our profitability.

     Income tax expense increased due to a higher level of income and various tax adjustments. The first nine months of fiscal 2005 included a net unfavorable adjustment of $2.6 million compared to a favorable adjustment of $1.4 million recorded in fiscal 2004. The current year net adjustment was comprised of an unfavorable $4.3 million adjustment due to the previously mentioned ruling by the Sixth Circuit Court of Appeals and was partially offset by a $1.7 million favorable adjustment for the revision of estimated tax liabilities resulting from tax audit settlements and related developments. We estimate that our effective tax rate will be 38.7% for the current year.

Segment Operations

     Processed Steel Products

     Our Processed Steel Products segment represents approximately 60% of consolidated net sales. This segment’s results are significantly impacted by the steel-pricing environment and the automotive industry, which accounts for approximately 50% to 60% of its net sales. After rising steadily in early fiscal 2005, steel prices declined from their peak in September. Overall, the price of steel in the first nine months of fiscal 2005 was significantly higher than in the first nine months of fiscal 2004, contributing to an improved spread between our average selling price and material cost. The Processed Steel Products segment’s sales volume to the automotive market for the first nine months of fiscal 2005 was 5.4% higher than for the comparable period of fiscal 2004, due to market shares gains and exposure to faster growing product lines. Big Three automotive production volumes were down about 2.7% for the same period, while North American vehicle production for all manufacturers stayed relatively flat.

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

     As a result of the sale, we recorded a $67.4 million pre-tax charge during the fourth quarter of fiscal 2004, primarily for the impairment of assets at the Decatur, Alabama, facility. All but an estimated $0.8 million of the pre-tax charge was non-cash. An additional pre-tax charge of $5.6 million, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005.

     The following table presents a summary of operating results for the Processed Steel Products segment for the periods indicated:

	Nine Months Ended
	Feb. 28, 2005			Feb. 29, 2004
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$1,344.4	100.0%	44%	$934.3	100.0%
Cost of goods sold	1,158.1	86.1%	39%	832.3	89.1%

Gross margin	186.3	13.9%	83%	102.0	10.9%
Selling, general and administrative expense	79.4	5.9%	28%	62.2	6.6%
Impairment charges and other	5.6	—		—	—

Operating income	$101.3	7.5%	155%	$39.8	4.3%

Tons shipped	2,750		-1%	2,776
Material cost	$955.8	71.1%	56%	$611.9	65.5%

     Operating income increased 155%, or $61.5 million, to $101.3 million, or 7.5% of net sales, for the first nine months of fiscal 2005 from $39.8 million, or 4.3% of net sales, for the comparable period of fiscal 2004. The increase was due to a larger spread of $78.6 million between average selling price and material cost. This contributed to an increase in gross margin to 13.9% of net sales for the first nine months of fiscal 2005 from 10.9% of net sales for the comparable period of fiscal 2004. Net sales increased 44%, or $410.1 million, to $1,344.4 million from $934.3 million because of increased pricing. Volumes declined slightly compared to the prior period, but excluding the volumes associated with the assets sold at Decatur in each period, tons shipped increased 5% compared to the prior period. SG&A expense for the first nine months of fiscal 2005 was $79.4 million, an increase of $17.2 million, compared to $62.2 million for the comparable period in fiscal 2004. The change was largely due to an increase in profit sharing and bonus expense of $10.1 million driven by higher earnings and higher bad debt expense of $4.1 million resulting from the increased collection risk of certain customers, including Tower Automotive, as discussed earlier.

     Metal Framing

     The overall performance of the metal framing segment has improved during the first nine months of fiscal 2005. This is primarily due to the widened spread between average selling price and material cost. During the first nine months of fiscal 2005, as spread continued to drive profitability, volumes slowed. Even though the metal framing segment’s volumes declined for the first nine months of fiscal 2005 compared to the same period in fiscal 2004, there are signs that the commercial construction market is beginning to improve, including a 5% increase in volumes for the third quarter fiscal of 2005 compared to the second quarter of the same year. Certain commercial construction indices have generally trended higher in fiscal 2005 compared to the same period in fiscal 2004, while our largest market segment, office buildings, has declined in activity during the last nine months. In general, commercial construction activity has been depressed for over three years and any increase in demand should be beneficial to this business segment.

     During the second quarter of fiscal 2005, we entered into an unconsolidated joint venture with Pacific. This joint venture with Pacific is focused on the military housing construction market. Our Metal Framing segment sells steel framing products to the joint venture for its projects. The operating results of the joint venture are included in “Equity in net income of unconsolidated affiliates” on the Condensed Consolidated Statement of Earnings.

     Also during the second quarter of fiscal 2005, we formed a consolidated joint venture with Encore, operating under the name Dietrich Metal Framing Canada. This joint venture manufactures steel framing products for the Canadian market and also offers a variety of proprietary products supplied by our Metal Framing facilities in the United States. This joint venture is a 60%-owned Canadian limited liability company whose assets and results of operations are consolidated in our Metal Framing segment.

     The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Nine Months Ended
	Feb. 28, 2005			Feb. 29, 2004
		% of	%		% of
Dollars in millions, tons in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$624.8	100.0%	45%	$430.5	100.0%
Cost of goods sold	469.2	75.1%	25%	374.5	87.0%

Gross margin	155.6	24.9%	178%	56.0	13.0%
Selling, general and administrative expense	64.8	10.4%	42%	45.8	10.6%

Operating income	$90.8	14.5%	793%	$10.2	2.4%

Tons shipped	477		-17%	574
Material cost	$351.6	56.3%	35%	$259.5	60.3%

     Operating income of $90.8 million for the first nine months of fiscal 2005 represented an $80.6 million increase from $10.2 million for the comparable period of fiscal 2004. The primary driver for the increase was a $126.6 million expansion in the spread between average selling price and material cost. Net sales increased 45%, or $194.3 million, to $624.8 million for the first nine months of fiscal 2005 from $430.5 million for the comparable period of fiscal 2004. This increase is due to a 75% increase in average selling price, which increased net sales $260.5 million offset by a 17% volume decrease, which reduced sales by $66.2 million. Gross margin increased to 24.9% of net sales for the first nine months of fiscal 2005 from 13.0% of net sales for the comparable period of fiscal 2004 due to the widened spread between average selling price and material cost. SG&A expense increased $19.0 million primarily due to an increase in profit sharing and bonus expense of $13.4 million driven by higher earnings.

     Pressure Cylinders

     We acquired the Western Cylinder Assets on September 17, 2004. This business operates two facilities in Wisconsin, which manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, camping stoves, portable heaters and tabletop grills. These new products lines have generated $28.0 million of sales for us since the acquisition.

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

     The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Nine Months Ended
	Feb. 28, 2005			Feb. 29, 2004
		% of	%		% of
Dollars in millions, units in thousands	Actual	Net Sales	Change	Actual	Net Sales

Net sales	$280.1	100.0%	27%	$220.4	100.0%
Cost of goods sold	229.2	81.8%	30%	176.9	80.3%

Gross margin	50.9	18.2%	17%	43.5	19.7%
Selling, general and administrative expense	28.4	10.2%	13%	25.1	11.4%

Operating income	$22.5	8.0%	22%	$18.4	8.3%

Units shipped
Without acquisition*	10,046		7%	9,414
Acquisition*	13,536			—

	23,582		151%	9,414
Material cost	$131.4	46.9%	41%	$93.4	42.4%

*Acquisition of the Western Cylinder Assets effective September 17, 2004

     Operating income increased 22%, or $4.1 million, to $22.5 million, or 8.0% of net sales, for the first nine months of fiscal 2005 from $18.4 million, or 8.3% of net sales, for the comparable period of fiscal 2004. The increase was due to higher volume of $16.1 million, partially offset by a decline in the spread between average selling price and material cost of $9.0 million. Net sales increased 27%, or $59.7 million, to $280.1 million due to higher sales volumes, with $28.0 million of this increase attributable to the purchase of the Western Cylinder Assets. The strength of foreign currencies against the U.S. dollar also contributed $6.9 million to sales. Gross margin increased $7.4 million to $50.9 million for the first nine months of fiscal 2005 from $43.5 million for the comparable period of fiscal 2004. Although SG&A expense as a percentage of sales declined to 10.2% from 11.4% in the prior fiscal year, the dollar expense increased $3.3 million primarily due to an increase in profit sharing and bonus expense driven by higher earnings.

Liquidity and Capital Resources

     In the first nine months of fiscal 2005, we used $33.3 million in cash from operating activities. The use of cash was primarily due to an increase in inventory and receivables offset by higher earnings. The change in other adjustments or non-cash charges was due to the provision for deferred income taxes and the equity in undistributed net income of unconsolidated affiliates. A decrease in the usage of our trade accounts receivable securitization (“TARS”) facility of $60.0 million since May 31, 2004 is included in operating cash. Without this change, cash from operating activities would have been a positive $26.7 million.

     Consolidated net working capital was $483.4 million at February 28, 2005, compared to $358.1 million at May 31, 2004. Contributing to this increase was the $117.2 million increase in inventories, which is attributed to the increase in steel prices over the same period. Also, accounts receivable increased $50.6 million including the lower usage of the TARS facility, which was unused at February 28, 2005 compared to the $60.0 million usage at May 31, 2004. However, other current assets decreased due to the collection of $80.4 million in proceeds from the sale of the Decatur assets, which had been classified as assets held for sale at May 31, 2004.

     Our primary investing and financing activities included spending $65.0 million for the acquisition of the Western Cylinder Assets, distributing $42.0 million in dividends to shareholders and spending $30.9 million on capital projects, which included $12.2 million for our ERP system. We generated cash in the net amount of $84.0 million through the sale of assets, including the previously mentioned $80.4 million proceeds from the sale of the Decatur assets. We also generated $13.9 million in cash from the issuance of stock, mainly through option exercises. We anticipate that our fiscal 2005 capital spending, excluding acquisitions, will remain at or below our annual depreciation expense.

     A $435.0 million long-term revolving credit facility that matures in May 2007, $60.0 million in short-term uncommitted credit lines and the $100.0 million TARS facility primarily serve our short-term liquidity needs. The uncommitted credit lines and the revolving credit facility were unused as of February 28, 2005. The TARS facility was unused as of February 28, 2005, compared to usage of $60.0 million at May 31, 2004.

     During the first nine months of fiscal 2005, we increased our available short-term uncommitted lines of credit from $45.0 million with three banks to $60.0 million with four banks. The uncommitted lines of credit are extended to us on a discretionary basis. Because the outstanding principal amounts can be reset and adjusted daily, these lines typically provide us with the greatest amount of funding flexibility compared to our other sources of short-term capital.

     Our $435.0 million long-term revolving credit facility, provided by a group of 15 banks, matures in May 2007. In July 2004, we amended this facility to increase the borrowing limit from $235.0 million to $435.0 million and eliminate certain covenants.

     On December 17, 2004, we issued $100.0 million of unsecured Floating Rate Senior Notes due December 17, 2014 (“2014 Notes”) through a private placement to provide long-term financing for the acquisition of the Western Cylinder Assets and other strategic initiatives including the new ERP system. Through an interest rate swap executed in anticipation of the debt issuance, we achieved an effective fixed rate of 5.26% for the ten-year duration of the 2014 Notes. After the issuance of the 2014 Notes, we reduced the amount available under the TARS facility to $100.0 million from $190.0 million and extended the maturity date to January 26, 2008. This will significantly reduce the fees charged for the unused portion of the TARS facility but keep it available should we have a need for it in the future.

     At February 28, 2005, our total debt was $388.5 million compared to $289.8 million at the end of fiscal 2004. Our debt to total capitalization ratio was 32.8% at February 28, 2005, up from 29.9% at the end of fiscal 2004. The larger revolving credit facility and the issuance of the 2014 Notes significantly enhances our flexibility related to the $142.4 million maturity of our 7.125% notes due on May 15, 2006.

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

Dividend Policy

     Dividends are declared at the discretion of the Board of Directors. We paid a quarterly dividend of $0.16 per share during the third quarter of fiscal 2005. In addition, a quarterly dividend of $0.17 per share was declared during the third quarter of fiscal 2005 and paid in March 2005. Our Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which are deemed relevant. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

     Contractual cash obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004, except the subsequent issuance of the 2014 Notes. The following table summarizes our other commercial commitments as of February 28, 2005. These commercial commitments are disclosed as future obligations under accounting principles generally accepted in the United States.

	Commitment Expiration per Period
		Less Than	1 - 3	4 - 5	After
In millions	Total	1 Year	Years	Years	5 Years

Lines of credit	$435.0	$—	$435.0	$—	$—
Standby letters of credit	11.7	11.7	—	—	—
Guarantees	5.8	5.8	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$452.5	$17.5	$435.0	$—	$—

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

     The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ ability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectibility, such as the financial health of the customer, historical trends of charge-offs and recoveries, and current and projected economic and market conditions. As we monitor our receivables, we identify customers that may have a problem paying, and we adjust the allowance accordingly, with the offset to SG&A expense.

     The rise in steel prices has increased the risk of collectibility. We have evaluated this risk and have made appropriate adjustments to these two allowance accounts. While we believe these allowances are adequate, deterioration in economic conditions or the financial health of customers could adversely impact our future earnings.

     Impairment of Long-Lived Assets: We review the carrying value of our long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. Accounting standards require an impairment charge to be recognized in the financial statements if the carrying amount exceeds the undiscounted cash flows that asset or group of assets would generate. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

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

     The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our consolidated financial statements, and some of these policies require the use of estimates and assumptions. See “Item 8. — Financial Statements and Supplementary Data — Note A — Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

     We entered into an interest rate swap effective December 17, 2004, for a notional amount of $100 million to hedge changes in fair value attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the 2014 Notes (see Note J of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The critical terms of the derivative correspond with the critical terms of the underlying exposure; therefore, we expect no ineffectiveness. The interest rate swap was executed with a highly rated financial institution. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR plus 80 basis points.

     In September 2004, we entered into additional commodity derivative contracts to further hedge our exposure to natural gas prices. We increased the notional amount of our natural gas hedge position by $10.4 million to $13.9 million.

     Notional transaction amounts and fair values for our outstanding derivative positions as of February 28, 2005, and May 31, 2004, are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	February 28,		May 31,
	2005		2004
					Change
	Notional	Fair	Notional	Fair	In
In millions	Amount	Value	Amount	Value	Fair Value

Zinc	$16.6	$7.2	$21.2	$5.0	$2.2
Natural gas	11.1	2.2	4.1	1.4	0.8
Interest rate	100.0	1.7	—	—	1.7

     A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in zinc prices would reduce the fair value of our hedge position by $2.4 million. A similar 10% decline in natural gas prices would reduce the fair value of our natural gas hedge position by $1.3 million. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% decline in the yield curve would reduce the fair value of our interest rate swap by $3.6 million. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income.

     Other market risks have not changed significantly from those disclosed in “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Management with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us, particularly during the period for which periodic reports of the Company, including this Quarterly Report on Form 10-Q, are being prepared.

Section 404 Assessment

     Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on May 31, 2005. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment for the Company. The evaluation and testing of our internal controls are being conducted under the direction of our senior management, and the results of these evaluations and tests, and any proposed improvements to our control environment, are being discussed regularly with members of our Audit Committee.

New ERP System

     We are in the process of implementing a new software based ERP system throughout much of the Company. Implementing a new system results in changes to business processes and related controls. We believe that we are adequately controlling the transition to the new processes and controls and that there will be no negative impact to our internal control environment. In fact, one of the expected benefits of the fully implemented ERP system is an enhancement of our internal controls.

Changes in Internal Control Over Financial Reporting

     There were no significant changes (except for the ERP changes noted above), which occurred during our third fiscal quarter ended February 28, 2005, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. — Legal Proceedings

     Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Registrant. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on the Registrant.

Item 6. — Exhibits

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 11, 2005	By:	/s/ John S. Christie

John S. Christie, President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer)	Filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer)	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.