Form 10-K
period 2005-05-31
WORTHINGTON INDUSTRIES INC
filed 2005-08-15
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

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

YES ☒ NO ☐

Based upon the closing price of the Common Shares on November 30, 2004, as reported on the New York Stock Exchange composite tape (as reported by The Wall Street Journal), the aggregate market value of the Common Shares (the only common equity) held by non-affiliates of the Registrant as of such date was approximately $1,854,008,074.

The number of Common Shares issued and outstanding as of August 1, 2005, was 87,962,152.

DOCUMENT INCORPORATED BY REFERENCE

Selected portions of the Registrant’s Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 29, 2005, are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information and can often be identified by the words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “plans,” “expects,” “intends,” “estimates” and similar expressions. These forward-looking statements include, without limitation, statements relating to:

•	future estimated or expected earnings, charges, capacity, working capital, sales, operating results, earnings per share or the earnings impact of certain matters;
•	pricing trends for raw materials and finished goods;
•	anticipated capital expenditures and asset sales;
•	projected timing, results, costs, charges and expenditures related to facility dispositions, shutdowns and consolidations;
•	new products and markets;
•	expectations for customer inventories, jobs and orders;
•	expectations for the economy and markets;
•	expected benefits from new initiatives, such as the Enterprise Resource Planning System;
•	the effects of judicial rulings; and
•	other non-historical trends.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing, changes in product mix and market acceptance of products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the ability to realize cost savings and operational efficiencies on a timely basis;
•	the ability to integrate newly-acquired businesses and achieve synergies therefrom;
•	capacity levels and efficiencies within facilities and within the industry as a whole;
•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;
•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•	the effect of adverse weather on customers, markets, facilities, and shipping operations;
•	changes in customer inventories, spending patterns and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure;
•	acts of war and terrorist activities;
•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•	level of imports and import prices in our markets;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•	other risks described from time to time in filings with the Securities and Exchange Commission.

Any forward-looking statements in this Form 10-K are based on current information as of the date of this Form 10-K, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I

Item 1. – Business

General Overview

Worthington Industries, Inc., an Ohio corporation (individually, the “Registrant” or “Worthington Industries” or, together with its subsidiaries, “Worthington”), is primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products, such as metal framing, pressure cylinders, automotive part stampings and through joint ventures, metal ceiling grid systems and laser-welded blanks.

Worthington was founded in 1955 and currently operates 47 manufacturing facilities worldwide and holds equity positions in nine joint ventures, which operate an additional 19 manufacturing facilities worldwide.

Worthington is headquartered in Columbus, Ohio, at 200 Old Wilson Bridge Road, Columbus, Ohio 43085. Our telephone number is (614) 438-3210 and our web site address is www.worthingtonindustries.com. Worthington is traded on the New York Stock Exchange under the symbol WOR.

Our operations are reported in three principal business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. The Processed Steel Products segment includes The Worthington Steel Company business unit (“Worthington Steel”) and The Gerstenslager Company business unit (“Gerstenslager”). The Metal Framing segment is comprised of the Dietrich Industries, Inc. business unit (“Dietrich”). The Pressure Cylinders segment consists of the Worthington Cylinder Corporation business unit (“Worthington Cylinders”). Worthington holds equity positions in nine joint ventures, further discussed below under the subheading “Joint Ventures.” Two of the joint ventures are consolidated into the consolidated financial statements which are included in “Item 8. – Financial Statements and Supplementary Data.” During the fiscal year ended May 31, 2005 (“fiscal 2005”), the Processed Steel Products, Metal Framing and Pressure Cylinders segments served approximately 1,100, 3,400 and 2,500 customers, respectively, located primarily in the United States. Foreign sales account for less than 10% of consolidated net sales and are comprised primarily of sales to customers in Canada and Europe. No single customer accounts for over 10% of our consolidated net sales.

Effective August 1, 2004, the Decatur, Alabama, steel-processing facility and its cold-rolling assets were sold to Nucor Corporation for $80.4 million in cash. Worthington Steel retained the slitting and cut-to-length assets, and net working capital associated with this facility and continues to serve customers from a portion of the Decatur facility used under a long-term lease. As a result of the sale, Worthington recorded a $67.4 million pre-tax charge during its fourth quarter of the fiscal year ended May 31, 2004 (“fiscal 2004”) and an additional pre-tax charge of $5.6 million in the first quarter of fiscal 2005, the latter mainly relating to contract termination costs. For further discussion on this matter, see “Item 1. – Business – Processed Steel Products” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On September 17, 2004, Worthington Cylinders acquired substantially all of the net assets (other than real property) of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”) for $65.1 million in cash. This acquisition provides the capability to manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, propane-fueled camping equipment, portable heaters, and tabletop grills from facilities near Milwaukee, Wisconsin. Additional discussion of this acquisition is contained below in “Item 1. – Business – Pressure Cylinders.” See also “Item 8. - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note Q – Acquisitions.”

On September 23, 2004, Dietrich formed a 50%-owned unconsolidated joint venture, Dietrich Residential Construction, LLC, with Pacific Steel Construction, Inc. (“Pacific”) to focus on residential steel framing, particularly for the military. Pacific contributed its existing contracts to the joint venture, and Dietrich made a $1.5 million capital contribution. The Metal Framing segment sells steel framing products to the joint venture for its projects. This provides an immediate presence in the growing market for steel framed military housing and an additional base from which to penetrate the overall residential market. Additional discussion of this joint venture is contained below in “Item 1. – Business – Metal Framing” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

On October 13, 2004, Worthington Cylinders purchased the remaining 49% interest in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic, for $1.1 million.

On November 5, 2004, Dietrich formed a 60%-owned consolidated Canadian metal framing joint venture, operating under the name Dietrich Metal Framing Canada, LP, with Encore Coils Holdings Ltd. Facilities are located in Mississauga, a suburb of Toronto, Vancouver and Montreal. The joint venture manufactures steel framing products and also offers a variety of proprietary products and systems supplied by our Metal Framing facilities in the United States. Additional discussion of our Canadian joint venture is contained below in “Item 1. – Business – Metal Framing” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Worthington Industries maintains an Internet web site at www.worthingtonindustries.com. (This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ web site into this Annual Report on Form 10-K.) We make available, free of charge, on or through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Processed Steel Products

The Processed Steel Products segment consists of two business units, Worthington Steel and Gerstenslager. For fiscal 2005, fiscal 2004, and the fiscal year ended May 31, 2003 (“fiscal 2003”), the percentage of consolidated net sales generated by the Processed Steel Products segment was 58.6%, 57.7%, and 60.5%, respectively.

Both Worthington Steel and Gerstenslager are intermediate processors of flat-rolled steel. Worthington Steel occupies a niche in the steel industry by focusing on products requiring exact specifications. These products typically cannot be supplied as efficiently by steel mills or steel end-users. We believe that Worthington Steel is one of the largest independent flat-rolled steel processors in the United States. Gerstenslager is a leading independent supplier of automotive quality exterior body panels to the North American automotive original equipment and past model service markets. Gerstenslager’s strength is its ability to handle a large number of past-model service and current-model production automotive and heavy-duty truck body parts.

The Processed Steel Products segment operates 10 manufacturing facilities throughout the United States and one consolidated joint venture, Spartan Steel Coating, LLC (“Spartan”). Together, they serve approximately 1,100 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, farm implement, HVAC, container, and aerospace markets. During fiscal 2005, no single customer represented greater than 7% of net sales for the segment.

Worthington Steel buys coils of steel from major integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel to specific widths;

•	cold reduction, which achieves close tolerances of thickness and temper by rolling;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dipped process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	cutting-to-length, which cuts flattened steel to exact lengths;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances for steel;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	CleanCoat™, a dry lubrication process; and

•	configured blanking, which stamps steel into specific shapes.

Worthington Steel also toll processes steel for steel mills, large end-users, service centers, and other processors. Toll processing is different from typical steel processing because the mill or end-user retains title to the steel and has the responsibility for selling the end product. Toll processing enhances Worthington’s participation in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

Gerstenslager stamps, assembles, primes, and packages exterior automotive body parts and panels. The steel used in the Gerstenslager operations is occasionally consigned material, similar to toll processing. Gerstenslager processes a large number of past-model service and current-model production automotive and heavy-duty truck parts, managing over 3,000 finished good part numbers and over 11,000 die/fixture sets.

The Processed Steel Products industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors, and, with respect to automotive stamping, captive processors owned by the automotive companies, independent tier-one suppliers of current-model components, and a number of smaller competitors. Competition is primarily on the basis of product quality, ability to meet delivery requirements, and price. Technical service and support for material testing and customer-specific applications enhance the quality of our products. However, we have not quantified the extent to which our technical service capability has improved our competitive position. See “Item 1. – Business – Technical Services.” We believe that our ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers, suppliers, and one another. Again, we have not quantified the extent to which plant location has impacted our competitive position. Our processed steel products are priced competitively, primarily based on market factors, including, among other things, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

Effective August 1, 2004, the Decatur, Alabama, steel-processing facility and its cold-rolling assets were sold to Nucor Corporation for $80.4 million cash. Worthington Steel retained the slitting and cut-to-length assets and net working capital associated with this facility and continues to serve customers from a portion of the Decatur facility used under a long-term lease. As a result of the sale, Worthington recorded a $67.4 million pre-tax charge during its fourth quarter of fiscal 2004 and an additional pre-tax charge of $5.6 million during the first quarter of fiscal 2005, the latter mainly relating to contract termination costs. For further discussion on this matter, see “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

We use our “Worthington Steel” and “Gerstenslager” trade names in our Processed Steel Products segment, and we use the unregistered trademark “CleanCoat™” in connection with our dry lubrication process. We intend to continue the use of our intellectual property. The “CleanCoat™” trademark is important to our Processed Steel Products segment, but we do not consider it material.

Metal Framing

Our Metal Framing segment consists of one business unit, Dietrich, which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States. For fiscal 2005, fiscal 2004, and fiscal 2003, the percentage of consolidated net sales generated by our Metal Framing segment was 27.5%, 27.8%, and 24.3%, respectively.

Our Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other metal framing accessories. Some of our specific products include “TradeReady®” Floor Systems, “Spazzer®” bars, “Clinch-On®” metal corner bead and trim and “Ultra Span®” trusses through our unconsolidated joint venture, Aegis Metal Framing, LLC (“Aegis”).

Our Metal Framing segment has 27 operating facilities located throughout the United States. This segment also operates our consolidated joint venture, Dietrich Metal Framing Canada, LP, which currently has an additional three operating facilities in Canada. They believe that Dietrich is the largest national supplier of metal framing products and supplies, supplying approximately 41% of the metal framing products sold in the United States. We have approximately 3,400 customers, primarily consisting of wholesale distributors, commercial and residential building contractors, and big box building material retailers. During fiscal 2005, their two largest customers represented approximately 13% and 12%, respectively, of the net sales for the segment, while no other customer represented more than 4% of net sales for the segment.

The light gauge metal framing industry is very competitive. We compete with seven large regional or national competitors and numerous small, more localized competitors. We compete primarily on the basis of quality, service and price. As is the case in our Processed Steel Products segment, the proximity of our facilities to our customers and their project sites provides us with a service advantage and impacts our freight and shipping costs. Our products are transported almost exclusively by common carrier. We have not quantified the extent to which facility location has impacted our competitive position.

Dietrich uses numerous trademarks and patents in its business. The “Spazzer®” trademark is used in connection with wall component products that are the subject of four United States patents, one foreign patent, one pending United States patent application, and several pending foreign patent applications. The trademark “TradeReady®” is used in connection with floor-system products that are the subject of four United States patents, seventeen foreign patents, one pending United States patent application, and five pending foreign patent applications. The “Clinch-On®” trademark is used in connection with corner bead and metal trim products for gypsum wallboard. Aegis uses the “Ultra-Span®” registered trademark in connection with certain patents for proprietary roof trusses. We intend to continue to use and renew each of our registered trademarks. Dietrich also has a number of other patents and trade names relating to specialized products. Although trademarks, trade names, and patents are important to our Metal Framing segment, none is considered material.

Pressure Cylinders

Our Pressure Cylinders segment consists of one business unit, Worthington Cylinders. For fiscal 2005, fiscal 2004, and fiscal 2003, the percentage of consolidated net sales generated by Worthington Cylinders was 13.3%, 13.8%, and 14.5%, respectively.

Worthington Cylinders operates nine manufacturing facilities, three in Ohio, two in Wisconsin, and one each in Austria, Canada, Czech Republic, and Portugal

Our Pressure Cylinders segment produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders and high-pressure and industrial/specialty gas cylinders. Our LPG cylinders are sold to manufacturers, distributors and/or mass merchandisers and are used for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts, propane-fueled camping equipment, hand torches, and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. High-pressure and industrial/specialty gas cylinders are sold primarily to gas producers and distributors as containers for gases used in: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers, and non-refillable cylinders for “Balloon Time®” helium kits. While a large percentage of our cylinder sales are made to major accounts, Worthington Cylinders has approximately 2,500 customers. During fiscal 2005, no single customer represented more than 7% of net sales for the segment.

On September 17, 2004, Worthington Cylinders acquired the Western Cylinder Assets. This acquisition gives us the ability to manufacture 14.1 oz. and 16.4 oz disposable cylinders from locations in Chilton and Menomonee Falls, Wisconsin. At these facilities, we manufacture and fill the cylinders with various gases, including propane, MAPPTM, propylene and oxygen, for use with hand torches, propane-fueled camping equipment, portable heaters, and tabletop grills. The acquisition expands our consumer product offerings to both our retail and gas distributor customers.

Worthington Cylinders produces low-pressure steel cylinders with refrigerant capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with LPG capacities of 14.1 oz. to 420 lbs. Low-pressure cylinders are produced by precision stamping, drawing, and welding component parts to customer specifications. They are then tested, painted and packaged, as required. Our high-pressure steel cylinders are manufactured by several processes, including deep drawing, tube spinning and billet piercing. In the United States and Canada, our high-pressure and low-pressure cylinders are primarily manufactured in accordance with U.S. Department of Transportation and Transport Canada specifications. Outside the United States and Canada, we manufacture cylinders according to European Norm specifications, as well as various other international standards.

In the United States and Canada, Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market, one principal domestic competitor in the low-pressure LPG cylinder market, and two principal domestic competitors in the high-pressure cylinder market. There are also several smaller foreign competitors in these markets. We believe that we have the largest domestic market share in both low-pressure cylinder markets. In the European high-pressure cylinder market, there are several competitors. We believe that we have the largest European market share in both the high-pressure cylinder and low-pressure non-refillable cylinder markets. As with our other segments, we compete on the basis of service, price and quality.

Our Pressure Cylinders segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits. We intend to continue to use and renew our registered trademark. This intellectual property is important to our Pressure Cylinders segment but is not considered material.

Other

The “Other” category consists of those operations that do not fit into our reportable segments and are immaterial for purposes of separate disclosure. They include Worthington Steelpac Systems, LLC (“Steelpac”) and corporate related entities. Steelpac designs and manufactures custom steel platforms and pallets for supporting, protecting and handling products through the entire shipping process, servicing the retail, lawn care, food and recreational vehicle markets.

Segment Financial Data

Financial information for our segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Industry Segment Data.”

Financial Information About Geographic Areas

Foreign operations and exports represent less than 10% of our production and consolidated net sales. Summary information about our foreign operations is set forth in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties.” For fiscal 2005 and fiscal 2004, we had operations in North America and Europe, and prior years also included operations in South America. Net sales by geographic region are provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Industry Segment Data.”

Suppliers

In fiscal 2005, we purchased over 3.0 million tons of steel for use as raw material for our Processed Steel Products, Pressure Cylinders and Metal Framing segments. We purchase steel in large quantities at regular intervals from major primary producers, both domestic and foreign. In our Processed Steel Products segment, we primarily purchase and process steel based on specific customer orders and do not typically purchase steel without a customer order. Our Metal Framing and Pressure Cylinders segments purchase steel to meet their production schedules. Our raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. We also enter into supply contracts, some of which have fixed pricing. During fiscal 2005, our major suppliers of steel were, in alphabetical order: Gallatin Steel Company; North Star BlueScope Steel LLC; Nucor Corporation; US Steel Corporation; and WCI Steel, Inc. Alcoa, Inc. was the primary aluminum supplier for our Pressure Cylinders segment in fiscal 2005. We believe that our supplier relationships are good.

Technical Services

We employ a staff of engineers and other technical personnel and maintain fully-equipped modern laboratories to support our operations. These facilities enable us to verify, analyze and document the physical, chemical, metallurgical, and mechanical properties of our raw materials and products. Technical service personnel also work in conjunction with our sales force to determine the types of flat-rolled steel required for our customers’ particular needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. To provide these services, we maintain a continuing program of developmental engineering with respect to the characteristics and performance of our products under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the U.S. Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO) and customer requirements. All design work complies with current local and national building code requirements. Our IAS (International Accreditations Service, Incorporated) accredited product-testing laboratory supports these design efforts.

Employees

As of May 31, 2005, we employed approximately 6,450 employees in our operations, excluding unconsolidated joint ventures, approximately 9% of whom were covered by collective bargaining agreements. We believe that we have good relationships with our employees.

Joint Ventures

As part of our strategy to selectively develop new products, markets, and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, we participate in two consolidated and seven unconsolidated joint ventures.

Consolidated

•

Dietrich Metal Framing Canada, LP, a 60%-owned joint venture with Encore Coils Holdings Ltd, operates a Canadian metal framing joint venture which manufactures steel framing products at its Canadian facilities in Mississauga, Vancouver and LaSalle, and also offers a variety of proprietary products and systems supplied by our Metal Framing facilities in the United States.

•	Spartan Steel Coating, LLC, a 52%-owned consolidated joint venture with Severstal North America, Inc., operates a cold-rolled, hot-dipped galvanizing facility in Monroe, Michigan.

Unconsolidated

•	Acerex, S.A. de C.V. (“Acerex”), a 50%-owned joint venture with Hylsamex S.A. de C.V., operates a steel processing facility in Monterrey, Mexico.

•

Aegis Metal Framing, LLC, a 60%-owned joint venture with MiTek Industries, Inc., headquartered in Chesterfield, Missouri, offers light-gauge metal component manufacturers and contractors design, estimating and management software, a full line of metal framing products, and integrated professional engineering services.

•	Dietrich Residential Construction, LLC (“DRC”), a 50%-owned joint venture with Pacific Steel Construction, Inc., focuses on residential steel framing, particularly for the military.

•

TWB Company, LLC (“TWB”), a 50%-owned joint venture with ThyssenKrupp Steel North America, Inc., produces laser-welded blanks for use in the automotive industry for products such as inner-door panels. TWB operates facilities in Monroe, Michigan; Columbus, Indiana; and Saltillo and Hermosillo, Mexico.

•

Viking & Worthington Steel Enterprise, LLC (“VWS”), a 49%-owned joint venture with Bainbridge Steel, LLC, an affiliate of Viking Industries, LLC, operates a steel processing facility in Valley City, Ohio, and is a qualified minority business enterprise.

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong World Industries, Inc., is one of the three leading global manufacturers of suspended ceiling systems for concealed and lay-in panel ceilings. WAVE operates facilities in Aberdeen, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Shanghai, China; Team Valley, United Kingdom; Valenciennes, France; and Madrid, Spain.

•	Worthington Specialty Processing, Inc. (“WSP”), a 50%-owned general partnership with U.S. Steel Corporation (“U.S. Steel”) in Jackson, Michigan, operates primarily as a toll processor for U.S. Steel.

See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about Worthington’s participation in unconsolidated joint ventures.

Environmental Regulation

Our manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. We continually examine ways to reduce emissions and waste and to decrease costs related to environmental compliance. We do not anticipate that the cost of compliance or capital expenditures for environmental control facilities required to meet environmental requirements will be material when compared with our overall costs and capital expenditures and, accordingly, will not have a material effect on our net earnings or competitive position.

Item 2. – Properties

General

Our principal corporate offices, as well as the corporate offices for Worthington Cylinders and Worthington Steel, are located in a leased office building in Columbus, Ohio. As of May 31, 2005, we owned or leased a total of approximately 10,300,000 square feet of space for our operations, of which approximately 9,900,000 square feet is devoted to manufacturing, product distribution and sales offices. Our major leases contain renewal options for periods of up to ten years. For information concerning our rental obligations, see the discussion of contractual obligations under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Operating Leases.” We believe that our distribution and office facilities provide adequate space for our operations and are well maintained and suitable.

Excluding our joint ventures, we operate 47 manufacturing facilities and two warehouses. All of our facilities are well maintained and in good operating condition, and we believe they are sufficient to meet our current needs.

Processed Steel Products

The Processed Steel Products segment operates 10 manufacturing facilities, nine of which are owned and one of which is leased. These facilities are located in Alabama, Indiana, Kentucky, Maryland, Michigan and Ohio (5). This segment also maintains a warehouse in Columbus, Ohio. In addition, the segment includes Spartan, our consolidated joint venture in Michigan.

Metal Framing

The Metal Framing segment operates 27 manufacturing facilities. These facilities are located in Arizona (2), California (2), Colorado, Florida (4), Georgia (2), Hawaii, Illinois, Indiana (3), Kansas, Maryland, Massachusetts, New Jersey, Ohio (3), South Carolina, Texas (2), and Washington. Of these facilities, 13 are leased and 14 are owned. This segment also leases administrative offices in Pittsburgh and Blairsville, Pennsylvania. The Metal Framing segment includes Dietrich Metal Framing Canada, our consolidated joint venture in Canada.

Pressure Cylinders

The Pressure Cylinders segment owns six manufacturing facilities. These facilities are located in Ohio (3), Austria, Canada, and Czech Republic. This segment also leases two manufacturing facilities in Wisconsin and one in Portugal.

Other

Steelpac operates one leased facility located in Pennsylvania.

Joint Ventures

Our consolidated joint ventures operate four manufacturing facilities in Michigan and Canada (3). Of these facilities, one is owned and three are leased. Our unconsolidated joint ventures operate 15 manufacturing facilities, located in Indiana, Maryland, Michigan (3), Missouri, Nevada and Ohio, domestically, and in China, France, Mexico (3), Spain, and the United Kingdom, internationally.

Item 3. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on Worthington.

Item 4. – Submission of Matters to a Vote of Security Holders

None.

Supplemental Item. – Executive Officers of the Registrant

The following table lists the names, positions held and ages of the Registrant’s executive officers as of August 1, 2005:

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	51	Chairman of the Board and Chief Executive Officer	1996

John S. Christie	55	President and Chief Financial Officer	2004

Dale T. Brinkman	52	Vice President-Administration, General Counsel and Secretary	2000

Joe W. Harden	55	President, The Worthington Steel Company	2003

Name	Age	Position(s) with the Registrant	Present Office Held Since
Edmund L. Ponko, Jr.	47	President, Dietrich Industries, Inc.	2001

Ralph V. Roberts	58	Senior Vice President-Marketing	2001

George P. Stoe	59	President, Worthington Cylinder Corporation	2003

Virgil L. Winland	57	Senior Vice President-Manufacturing	2001

Richard G. Welch	47	Controller	2000

John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993, as a director of Worthington Industries continuously since 1990, and as Chairman of the Board since September 1996. Mr. McConnell also serves as the Chairman of the Executive Committee of Worthington Industries’ Board of Directors. Mr. McConnell has served in various positions with Worthington Industries since 1975.

John S. Christie has served as President and as a director of Worthington Industries continuously since June 1999. He became interim Chief Financial Officer of Worthington Industries in September 2003 and Chief Financial Officer in January 2004. He also served as Chief Operating Officer from June 1999 until September 2003.

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since 1998 and General Counsel since 1982. He has been Secretary of Worthington Industries since 2000 and served as Assistant Secretary from 1982 to 2000.

Joe W. Harden has served as President of The Worthington Steel Company since February 2003. From February 1999 through February 2003, Mr. Harden served as President of Buckeye Steel Castings Company in Columbus, Ohio, which filed a voluntary petition under the Federal Bankruptcy Act in December 2002.

Edmund L. Ponko, Jr. has served as President of Dietrich Industries, Inc. since June 2001. Prior thereto, Mr. Ponko served Dietrich Industries, Inc. as Executive Vice President from 1998 to 2001, as marketing manager from 1987 to 1998, and as a sales representative from 1981 to 1987.

Ralph V. Roberts has served as Senior Vice President-Marketing of Worthington Industries since January 2001. From June 1998 through January 2001, he served as President of The Worthington Steel Company. Prior to that time, Mr. Roberts served Worthington Industries since 1973 in various positions, including Vice President-Corporate Development and President of our WAVE joint venture.

George P. Stoe has served as President of Worthington Cylinder Corporation since January 2003. Mr. Stoe served as President of Zinc Corporation of America, the nation’s largest zinc producer, located in Monaca, Pennsylvania, from November 2000 until May 2002. From April 1999 to November 2000, he served as President of Wise Alloys, LLC, a rolling mill and cast house beverage can recycling and coating operation.

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001. He has served in various positions with Worthington Industries since 1971, including President of Worthington Cylinder Corporation from June 1996 through January 2001.

Richard G. Welch has served as Controller of Worthington Industries since March 2000. He served as Assistant Controller from September 1999 to March 2000.

Executive officers serve at the pleasure of the directors. There are no family relationships among the Registrant’s executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer.

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of August 1, 2005, Worthington Industries had 8,200 registered shareholders. The following table sets forth (i) the low and high closing prices and closing prices for Worthington Industries’ common shares for each quarter of fiscal 2004 and fiscal 2005, and (ii) the cash dividends per share declared on Worthington Industries’ common shares during each quarter of fiscal 2004 and fiscal 2005.

	Market Price			Cash Dividends
	Low	High	Closing
Fiscal 2004 Quarter Ended
August 31, 2003	$13.39	$16.23	$15.10	$0.16
November 30, 2003	$12.47	$15.35	$14.32	$0.16
February 29, 2004	$14.59	$18.10	$17.33	$0.16
May 31, 2004	$17.00	$19.37	$19.14	$0.16

Fiscal 2005 Quarter Ended
August 31, 2004	$18.62	$20.59	$20.35	$0.16
November 30, 2004	$19.32	$22.71	$21.51	$0.16
February 28, 2005	$18.93	$21.48	$20.95	$0.17
May 31, 2005	$15.36	$21.01	$16.76	$0.17

Dividends are declared at the discretion of the board of directors. Worthington Industries declared quarterly dividends of $0.16 per share for the first two quarters of fiscal 2005 and $0.17 per share for the last two quarters of fiscal 2005. The board of directors reviews the dividend quarterly and establishes the dividend rate based upon Worthington’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other factors which they may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2005:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2005	—	—	—	—
April 1-30, 2005	—	—	—	—
May 1-31, 2005	—	—	—	—

(1)

On June 13, 2005, Worthington Industries announced that the board of directors had authorized the repurchase of up to 10,000,000 of its outstanding common shares. The common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. Worthington Industries had no publicly announced repurchase plan or program in effect during fiscal 2005.

Item 6. - Selected Financial Data

	Year ended May 31,
In thousands, except per share	2005	2004	2003	2002	2001
FINANCIAL RESULTS
Net sales	$3,078,884	$2,379,104	$2,219,891	$1,744,961	$1,826,100
Cost of goods sold	2,580,011	2,003,734	1,916,990	1,480,184	1,581,178

Gross margin	498,873	375,370	302,901	264,777	244,922
Selling, general & administrative expense	225,915	195,785	182,692	165,885	173,264
Impairment charges and other	5,608	69,398	(5,622)	64,575	6,474

Operating income	267,350	110,187	125,831	34,317	65,184
Miscellaneous income (expense)	(7,991)	(1,589)	(7,240)	(3,224)	(928)
Nonrecurring losses	—	—	(5,400)	(21,223)	—
Interest expense	(24,761)	(22,198)	(24,766)	(22,740)	(33,449)
Equity in net income of unconsolidated affiliates	53,871	41,064	29,973	23,110	25,201

Earnings from continuing operations before income taxes	288,469	127,464	118,398	10,240	56,008
Income tax expense	109,057	40,712	43,215	3,738	20,443

Earnings from continuing operations	179,412	86,752	75,183	6,502	35,565
Discontinued operations, net of taxes	—	—	—	—	—
Extraordinary item, net of taxes	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—

Net earnings	$179,412	$86,752	$75,183	$6,502	$35,565

Earnings per share - diluted:
Continuing operations	$2.03	$1.00	$0.87	$0.08	$0.42
Discontinued operations, net of taxes	—	—	—	—	—
Extraordinary item, net of taxes	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—

Net earnings per share	$2.03	$1.00	$0.87	$0.08	$0.42

Continuing operations:
Depreciation and amortization	$57,874	$67,302	$69,419	$68,887	$70,582
Capital expenditures (including acquisitions and investments)*	112,937	30,089	139,673	60,100	64,943
Cash dividends declared	57,942	55,312	54,938	54,677	54,762
Per share	$0.66	$0.64	$0.64	$0.64	$0.64
Average shares outstanding - diluted	88,503	86,950	86,537	85,929	85,623

FINANCIAL POSITION
Current assets	$938,333	$833,110	$506,246	$490,340	$449,719
Current liabilities	545,443	475,060	318,171	339,351	306,619

Working capital	$392,890	$358,050	$188,075	$150,989	$143,100

Net fixed assets	$552,956	$555,394	$743,044	$766,596	$836,749
Total assets	1,830,005	1,643,139	1,478,069	1,457,314	1,475,862
Total debt**	388,432	289,768	292,028	295,613	324,750
Shareholders’ equity	820,836	680,374	636,294	606,256	649,665
Per share	$9.33	$7.83	$7.40	$7.09	$7.61
Shares outstanding	87,933	86,856	85,949	85,512	85,375

The acquisition of the Western Cylinder Assets has been included since September 2004. The disposition of Decatur assets has been reflected since August 2004. The acquisition of Unimast Incorporated has been included since July 2002. All financial data includes the results of The Gerstenslager Company, which was acquired in February 1997 through a pooling of interests. The acquisition of Dietrich Industries, Inc. has been included since February 1996.

*	Includes $113,000 of Worthington Industries, Inc. common shares exchanged for shares of The Gerstenslager Company during the fiscal year ended May 31, 1997.
**	Excludes Debt Exchangeable for Common Stock of Rouge Industries, Inc. of $52,497
$75,745 and $88,494 at May 31, 1999, 1998 and 1997, respectively.

Year ended May 31,
2000	1999	1998	1997	1996	1995

$1,962,606	$1,763,072	$1,624,449	$1,428,346	$1,126,492	$1,125,495
1,629,455	1,468,886	1,371,841	1,221,078	948,505	942,672

333,151	294,186	252,608	207,268	177,987	182,823
163,662	147,990	117,101	96,252	78,852	67,657
—	—	—	—	—	—

169,489	146,196	135,507	111,016	99,135	115,166
2,653	5,210	1,396	906	1,013	648
(8,553)	—	—	—	—	—
(39,779)	(43,126)	(25,577)	(18,427)	(8,687)	(6,673)
26,832	24,471	19,316	13,959	28,710	37,395

150,642	132,751	130,642	107,454	120,171	146,536
56,491	49,118	48,338	40,844	46,130	55,190

94,151	83,633	82,304	66,610	74,041	91,346
—	(20,885)	17,337	26,708	26,932	31,783
—	—	18,771	—	—	—
—	(7,836)	—	—	—	—

$94,151	$54,912	$118,412	$93,318	$100,973	$123,129

$1.06	$0.90	$0.85	$0.69	$0.76	$0.94
—	(0.23)	0.18	0.27	0.28	0.33
—	—	0.19	—	—	—
—	(0.08)	—	—	—	—

$1.06	$0.59	$1.22	$0.96	$1.04	$1.27

$70,997	$64,087	$41,602	$34,150	$26,931	$23,741
72,649	132,458	297,516	287,658	275,052	55,876
53,391	52,343	51,271	45,965	40,872	37,212
$0.61	$0.57	$0.53	$0.49	$0.45	$0.41
88,598	93,106	96,949	96,841	96,822	96,789

$624,229	$624,255	$642,995	$594,128	$505,104	$474,853
433,270	427,725	410,031	246,794	167,585	191,672

$190,959	$196,530	$232,964	$347,334	$337,519	$283,181

$862,512	$871,347	$933,158	$691,027	$544,052	$358,579
1,673,873	1,686,951	1,842,342	1,561,186	1,282,424	964,299
525,072	493,313	501,950	417,883	317,997	108,916
673,354	689,649	780,273	715,518	667,318	608,142
$7.85	$7.67	$8.07	$7.40	$6.91	$6.30
85,755	89,949	96,657	96,711	96,505	96,515

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

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “Worthington,” or the “Company”), is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of May 31, 2005, we operated 47 manufacturing facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in nine joint ventures, which operated 19 manufacturing facilities worldwide as of May 31, 2005.

The results of our operations are mainly driven by two factors, demand and spread. During the fiscal year ended May 31, 2005 (“fiscal 2005”), spread, or the difference between material cost and the selling price of the finished product, drove the improvement in results compared to the prior year. In a rising steel-price environment, our operations are often favorably impacted as lower-priced inventory on hand flows through cost of goods sold and our selling prices increase. This was the case late in the fiscal year ended May 31, 2004 (“fiscal 2004”) and early in fiscal 2005, as we benefited from lower-priced inventory, when selling prices rose. Prices peaked in September and have declined since, eliminating that benefit. We strive to limit the downside impact of these cycles by managing inventory levels and selling at prices we believe to be appropriate.

We monitor certain national and industry data to better understand the markets in which each of our business segments operates. Relative to fiscal 2004, this data indicates that conditions improved in fiscal 2005 across most markets except “Big Three” automotive (collectively, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp.) where production was down 7% for Ford Motor Co. and 6% for General Motors Corp. but up 3% for DaimlerChrysler AG. During fiscal 2005, domestic GDP continued its upward trend and was up 3% over the preceding year. In commercial construction, the U.S. Census Bureau’s Index of Private Construction Spending confirms that overall commercial construction activity has shown improvement during fiscal 2005. As a result, excess inventories in the metal framing industry, which resulted from a combination of customer purchases ahead of price increases and weather-related postponement of construction starts, are shrinking. Even though overall commercial construction activity has improved, construction activity in our largest market, office buildings, has improved only slightly and remains near five-year lows.

While pricing in the steel industry historically has been unpredictable, the industry experienced unprecedented steel price increases during the second half of fiscal 2004 and the first four months of fiscal 2005. During this time period, the People’s Republic of China (“China”) was a net importer of steel due to a surge in the demand for steel. Also, China’s steel production increased, which required more raw materials. This contributed to shortages in the United States in the supply of steel scrap and coke, two key materials used in the production of steel. Thus, prices soared for these commodities, in turn raising the cost of steel. Also, the weakened U.S. dollar and higher transportation costs made foreign steel more expensive than domestic steel, thereby reducing the supply of imports to the United States. Finally, the consolidation of the steel industry within the United States reduced the availability of steel. Because of these conditions, obtaining steel was challenging, but our long-term relationships with the mills were advantageous.

The price of steel peaked in September 2004 and has continued to decline since then. Many factors have contributed to this decline. In recent months, China has increased steel production significantly contributing to global supply and placing significant pressure on prices. Also contributing to the decline are excess inventories and lower steel demand from automotive and other key metalworking sectors. Among steel producers, plant shutdowns are scheduled to cut production to better match demand. This may help limit supply and lead to a more stable price environment.

We have focused over the last several years on improved returns on capital by investing in growth markets and products, consolidating facilities and divesting non-strategic assets or other assets that were not delivering appropriate returns. We have also added products and operations, including joint ventures, which we believe complement our existing business and strengths. Because of our success with joint ventures, we continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. The following are examples of this activity over the last two fiscal years:

•

On June 27, 2003, Worthington Steel joined with Bainbridge Steel, LLC (“Bainbridge”), an affiliate of Viking Industries, LLC, a qualified minority business enterprise (“MBE”), to create Viking & Worthington Steel Enterprise, LLC (“VWS”), an unconsolidated joint venture in which Worthington Steel has a 49% interest and Bainbridge has a 51% interest. VWS purchased substantially all of the assets of Valley City Steel, LLC in Valley City, Ohio, for approximately $5.7 million. Bainbridge manages the operations of the joint venture and Worthington Steel provides assistance in operations, selling and marketing. VWS operates as an MBE.

•

Effective August 1, 2004, we sold our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80.4 million in cash. We retained the slitting and cut-to-length assets and net working capital associated with this facility.

•

On September 17, 2004, we purchased substantially all of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”) for $65.1 million in cash. This business operates two facilities in Wisconsin at which we manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, propane-fueled camping equipment, portable heaters and tabletop grills. This purchase expands our product lines. The Western Cylinder Assets and results of operations of this business are included in our Pressure Cylinders segment.

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

•

On November 5, 2004, we formed a 60%-owned consolidated Canadian metal framing joint venture with Encore Coils Holdings Ltd (“Encore”), operating under the name Dietrich Metal Framing Canada, LP. The joint venture manufactures steel framing products at its Canadian facilities, in Mississauga, Vancouver and LaSalle, and also offers a variety of proprietary products and systems supplied by our Metal Framing facilities in the United States. The assets and results of operations of this joint venture are consolidated in our Metal Framing segment.

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Consolidated Operations

The following table presents our consolidated operating results for the fiscal years indicated:

	2005			2004
In millions, except per share	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$3,078.9	100.0%	29%	$2,379.1	100.0%
Cost of goods sold	2,580.0	83.8%	29%	2,003.7	84.2%

Gross margin	498.9	16.2%	33%	375.4	15.8%
Selling, general and administrative expense	225.9	7.3%	15%	195.8	8.2%
Impairment charges and other	5.6	0.2%		69.4	3.0%

Operating income	267.4	8.7%	143%	110.2	4.6%
Other income (expense):
Miscellaneous expense	(8.0)			(1.6)
Interest expense	(24.8)	-0.8%	12%	(22.2)	-0.9%
Equity in net income of unconsolidated affiliates	53.9	1.7%	31%	41.1	1.7%

Earnings before income taxes	288.5	9.4%	126%	127.5	5.4%
Income tax expense	109.1	3.5%	168%	40.7	1.8%

Net earnings	$179.4	5.8%	107%	$86.8	3.6%

Average common shares outstanding - diluted	88.5			86.9

Earnings per share - diluted	$2.03		103%	$1.00

Net earnings increased $92.6 million to $179.4 million for fiscal 2005, from $86.8 million for fiscal 2004. Fiscal 2005 diluted earnings per share increased $1.03 to $2.03 per share from $1.00 per share in fiscal 2004.

Net sales increased 29%, or $699.8 million, to $3,078.9 million in fiscal 2005 from $2,379.1 million for fiscal 2004. Virtually all of the increase in net sales was due to higher pricing, as volumes, excluding acquisitions and divestitures, were down on a comparative year-over-year basis for Metal Framing and Pressure Cylinders and up slightly for Processed Steel Products.

Gross margin increased 33%, or $123.5 million, to $498.9 million for fiscal 2005 from $375.4 million for fiscal 2004. A favorable pricing spread accounted for $127.6 million of the increase, offset by a $5.3 million increase in direct labor and manufacturing expenses. Collectively, these factors increased gross margin as a percentage of net sales to 16.2% in fiscal 2005 from 15.8% in fiscal 2004.

Selling, general and administrative (“SG&A”) expense decreased to 7.3% of net sales in fiscal 2005 compared to 8.2% of net sales in fiscal 2004. In total, SG&A expense increased $30.1 million, to $225.9 million in fiscal 2005 from $195.8 million in fiscal 2004. This was mainly due to a $16.6 million increase in profit sharing expense, which was up significantly due to record earnings; a $9.9 million increase in professional fees; and a $2.7 million increase in bad debt expense. The increase in professional fees is due to $5.5 million of additional expenses associated with meeting the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and $5.3 million is due to the ongoing implementation of our new enterprise resource planning system (“ERP”). The increase in bad debt expense is a result of the increased collection risk of certain customers.

Impairment charges and other for fiscal 2004 includes a $67.4 million pre-tax charge for the impairment of certain assets and other related costs at the Decatur, Alabama, steel-processing facility and a $2.0 million pre-tax charge for the impairment of certain assets related to the European operations of Pressure Cylinders. An additional pre-tax charge of $5.6 million, mainly due to contract termination costs related to the sale of the Decatur facility, was recognized during the first quarter of fiscal 2005. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Impairment Charges and Restructuring Expense” for more information.

Miscellaneous expense in fiscal 2005 increased $6.4 million from fiscal 2004, largely due to a $4.3 million higher elimination for the minority shareholder’s interest in the net earnings of our consolidated joint ventures. The prior period included a $3.6 million gain from the settlement of a hedge position with the Enron bankruptcy estate while the current year also included a $1.1 million increase in interest income.

Interest expense increased 12%, or $2.6 million, to $24.8 million in fiscal 2005 from $22.2 million in fiscal 2004, due to higher average debt balances.

Equity in net income of unconsolidated affiliates increased 31%, or $12.8 million, to $53.9 million in fiscal 2005 from $41.1 million in fiscal 2004. Five of our seven unconsolidated joint ventures had strong double-digit increases in earnings. Collectively, the unconsolidated joint ventures generated approximately $767.0 million in sales in fiscal 2005, which are not reflected in consolidated net sales. Joint venture income continues to be a consistent and significant contributor to our profitability and over the last three years, our aggregate annual return on the investment in these joint ventures has averaged 41%. The joint ventures are also a source of cash to us, with aggregate annual distributions averaging more than $25.0 million over the same time period.

Our effective tax rate was 37.8% for fiscal 2005 and 31.9% for fiscal 2004. Income tax expense increased in fiscal 2005 compared to fiscal 2004 due to a higher level of income and various tax adjustments. Fiscal 2005 included a net unfavorable adjustment of $2.6 million compared to favorable adjustments of $7.7 million recorded in fiscal 2004. The current year net adjustment was comprised of an unfavorable $4.3 million adjustment due to a ruling by the Sixth Circuit Court of Appeals that the State of Ohio’s investment tax credit program is unconstitutional and was partially offset by a $1.7 million favorable adjustment for the revision of estimated tax liabilities resulting from tax audits settlements and related developments. The $7.7 million favorable adjustments in fiscal 2004 were comprised of a $6.3 million credit for the favorable resolution of certain tax audits and a $1.4 million credit for an adjustment to deferred taxes. Excluding these adjustments, our effective tax rate was 36.9% for fiscal 2005 and 38.0% for fiscal 2004.

Segment Operations

Processed Steel Products

Our Processed Steel Products segment represented 59% of consolidated net sales in fiscal 2005. The steel pricing environment and the automotive industry, which accounts for approximately 50% to 60% of its net sales, significantly impacts this segment’s results. After rising steadily in early fiscal 2005, steel prices declined from their peak in September of 2004. Overall, the price of steel in fiscal 2005 was significantly higher than in fiscal 2004. Our ability to raise prices to our customer contributed to an improved spread between our average selling price and material cost. Sales volume to the automotive market for fiscal 2005 was 2.6% higher than for fiscal 2004, due to market share gains and exposure to faster growing product lines. Big Three automotive production volumes were down about 4.4% for the same period, while North American vehicle production for all manufacturers stayed relatively flat.

Effective August 1, 2004, we sold our Decatur, Alabama, steel-processing facility and its cold-rolling assets (“Decatur”) to Nucor for $80.4 million in cash. The assets sold at Decatur included the land and buildings, the four-stand tandem cold mill, the temper mill, the pickle line and the annealing furnaces. The sale excluded the slitting and cut-to-length assets and net working capital. We continue to serve customers by providing steel-processing services at the Decatur site under a long-term building lease with Nucor.

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

The following table presents a summary of operating results for the Processed Steel Products segment for the fiscal years indicated:

	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$1,805.0	100.0%	31%	$1,373.1	100.0%
Cost of goods sold	1,574.0	87.2%	31%	1,199.0	87.3%

Gross margin	231.0	12.8%	33%	174.1	12.7%
Selling, general and administrative expense	99.4	5.5%	12%	88.7	6.5%
Impairment charges and other	5.6	0.3%		67.4	4.9%

Operating income	$126.0	7.0%	600%	$18.0	1.3%

Tons shipped	3,685		-3%	3,806

Material cost	$1,305.0	72.3%	46%	$893.7	65.1%

Operating income increased $108.0 million, to $126.0 million in fiscal 2005 from $18.0 million in fiscal 2004. Excluding the effect of the “impairment charges and other” line item from each year, operating income increased $46.2 million, to $131.6 million, or 7.3% of net sales, in fiscal 2005 from $85.4 million, or 6.2% of net sales, in fiscal 2004. This increase was due to a larger spread of $50.1 million between average selling price and material cost and a decrease in expenses largely due to the sale of Decatur. Net sales increased 31%, or $431.9 million, to $1,805.0 million from $1,373.1 million because of increased pricing. Volumes declined slightly compared to the prior fiscal year, but excluding the volumes associated with the assets sold at Decatur in each period, tons shipped increased 3.1% compared to the prior period. SG&A expense for fiscal 2005 was $99.4 million, an increase of $10.7 million from $88.7 million for fiscal 2004; however, as a percentage of net sales, SG&A declined due to the significant increase in net sales. The increase in SG&A was largely due to an increase in profit sharing and bonus expense of $5.8 million; higher bad debt expense of $3.4 million resulting from the increased collection risk of certain customers, including Tower Automotive; and additional expenses of $2.7 million associated with meeting SOX requirements.

Metal Framing

Fiscal 2005 represented the best year in the Metal Framing segment’s history. This is primarily due to the wider spread between average selling price and material cost. During fiscal 2005, as spread continued to drive profitability, volumes slowed due to the weak commercial and office construction market. Even though volumes declined in fiscal 2005 compared to fiscal 2004, there were signs that the commercial construction market was improving, including an 18% increase in volumes for the fourth quarter of fiscal 2005 compared to the third quarter of the same year. Certain commercial construction indices generally trended higher in fiscal 2005 compared to fiscal 2004, while our largest market, office buildings, declined in activity. In general, commercial construction activity has been depressed for over three years and any increase in demand should be beneficial to this business segment.

During the second quarter of fiscal 2005, we entered into an unconsolidated joint venture with Pacific. This joint venture is focused on the military housing construction market. Our Metal Framing segment sells steel framing products to the joint venture for its projects. The operating results of the joint venture are included in “Equity in net income of unconsolidated affiliates” on the Consolidated Statement of Earnings.

Also during the second quarter of fiscal 2005, we formed a consolidated joint venture with Encore, operating under the name Dietrich Metal Framing Canada, LP. This joint venture manufactures steel framing products for the Canadian market and also offers a variety of proprietary products supplied by our Metal Framing facilities in the United States. This joint venture is a 60%-owned Canadian limited liability company whose assets and results of operations are consolidated in our Metal Framing segment.

The following table presents a summary of operating results for the Metal Framing segment for the fiscal years indicated:

	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$848.0	100.0%	28%	$662.0	100.0%
Cost of goods sold	655.2	77.3%	24%	528.2	79.8%

Gross margin	192.8	22.7%	44%	133.8	20.2%
Selling, general and administrative expense	84.3	9.9%	20%	70.0	10.6%

Operating income	$108.5	12.8%	70%	$63.8	9.6%

Tons shipped	657		-16%	781

Material cost	$499.9	59.0%	37%	$364.6	55.1%

Operating income increased $44.7 million, to a record $108.5 million in fiscal 2005 from $63.8 million in fiscal 2004. The primary driver for the increase was an $89.6 million expansion in the spread between average selling price and material cost. Net sales increased 28%, or $186.0 million, to $848.0 million in fiscal 2005 from $662.0 million in fiscal 2004. This increase is due to a 52% increase in average selling price, which increased net sales $280.7 million, offset by a 16% volume decrease, which reduced net sales by $94.7 million. Gross margin increased 44% to $192.8 million from $133.8 million in fiscal 2004, mostly due to an increase in the spread between average selling price and material cost and lower manufacturing expenses partially offset by a $38.8 million impact due to lower sales volume. Even though SG&A expense increased $14.3 million, it decreased as a percentage of net sales to 9.9% in fiscal 2005 from 10.6% in fiscal 2004 due to the significant increase in net sales. SG&A expense increased primarily due to a $8.4 million increase in profit sharing and bonus expense, additional expenses of $3.7 million for professional fees mainly due to the ERP implementation and $1.3 million associated with meeting SOX requirements. The combined impact of the factors discussed above was an increase in operating income as a percentage of net sales to 12.8% in fiscal 2005 from 9.6% in fiscal 2004.

Pressure Cylinders

We acquired the Western Cylinder Assets on September 17, 2004. This business operates two facilities in Wisconsin, which manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, propane-fueled camping equipment, portable heaters and tabletop grills. These new products lines generated $45.8 million of net sales for us in fiscal 2005 after the acquisition.

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

The following table presents a summary of operating results for the Pressure Cylinders segment for the fiscal years indicated:

	2005			2004
Dollars in millions, units in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$408.3	100.0%	24%	$328.7	100.0%
Cost of goods sold	334.1	81.8%	27%	262.6	79.9%

Gross margin	74.2	18.2%	12%	66.1	20.1%
Selling, general and administrative expense	40.6	10.0%	17%	34.7	10.6%
Impairment charges and other	—	0.0%		2.0	0.6%

Operating income	$33.6	8.2%	14%	$29.4	8.9%

Units shipped
Without acquisition*	14,569			14,670
Acquisition*	22,135			—

Total units shipped	36,704			14,670

Material cost	$197.5	48.4%	38%	$142.6	43.4%

* Acquisition of the Western Cylinder Assets effective September 17, 2004

Operating income increased 14%, or $4.2 million, to $33.6 million in fiscal 2005 from $29.4 million in fiscal 2004. The increase was due to higher volume of $19.6 million, partially offset by a decline in the spread between average selling price and material cost of $11.6 million. Net sales increased 24%, or $79.6 million, to $408.3 million due to higher sales volumes, with $45.8 million of this increase attributable to the purchase of the Western Cylinder Assets. The strength of foreign currencies against the U.S. dollar also contributed $10.2 million to net sales. Gross margin increased $8.1 million to $74.2 million for fiscal 2005 from $66.1 million for fiscal 2004. Although SG&A expense decreased slightly as a percentage of net sales, the dollar expense increased $5.9 million primarily due to $2.9 million of expenses related to the purchase of the Western Cylinder Assets, which included $1.7 million of amortization expense of customer list intangible assets, an increase in profit sharing and bonus expense of $1.7 million, and additional expenses of $0.6 million associated with meeting SOX requirements.

Fiscal 2004 Compared to Fiscal 2003

Consolidated Operations

The following table presents our consolidated operating results for the fiscal years indicated:

	2004			2003
In millions, except per share	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$2,379.1	100.0%	7%	$2,219.9	100.0%
Cost of goods sold	2,003.7	84.2%	5%	1,917.0	86.4%

Gross margin	375.4	15.8%	24%	302.9	13.6%
Selling, general and administrative expense	195.8	8.2%	7%	182.7	8.2%
Impairment charges and other	69.4	3.0%		(5.6)	-0.3%

Operating income	110.2	4.6%	-12%	125.8	5.7%
Other income (expense):
Miscellaneous expense	(1.6)			(7.2)
Nonrecurring losses	—			(5.4)
Interest expense	(22.2)	-0.9%	-10%	(24.8)	-1.1%
Equity in net income of unconsolidated affiliates	41.1	1.7%	37%	30.0	1.4%

Earnings before income taxes	127.5	5.4%	8%	118.4	5.3%
Income tax expense	40.7	1.8%	-6%	43.2	1.9%

Net earnings	$86.8	3.6%	15%	$75.2	3.4%

Average common shares outstanding - diluted	86.9			86.5

Earnings per share - diluted	$1.00		15%	$0.87

Net earnings increased $11.6 million to $86.8 million in fiscal 2004, from $75.2 million in the year ended May 31, 2003 (“fiscal 2003”). Fiscal 2004 diluted earnings per share increased $0.13 per share to $1.00 per share from diluted earnings per share of $0.87 in fiscal 2003.

Net sales increased 7%, or $159.2 million, to $2,379.1 million in fiscal 2004 from $2,219.9 million in fiscal 2003. In the second half of fiscal 2004, we raised our selling prices to meet the dramatic increase in steel prices. This accounted for approximately 60% of the year-over-year increase in net sales. The remaining increase was primarily due to an increase in volumes in Metal Framing caused by the acquisition of Unimast Incorporated (“Unimast”), which closed July 31, 2002, and contributed two additional months of net sales in fiscal 2004 compared to fiscal 2003.

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

SG&A expense remained a consistent 8.2% of net sales. In total, SG&A expense increased $13.1 million, to $195.8 million in fiscal 2004 from $182.7 million in fiscal 2003. This was mainly due to a $6.3 million increase in profit sharing expense, which was up significantly due to higher earnings. In addition, the acquisition of Unimast, an increase in bad debt expense and higher professional fees contributed to the increase. The increase in bad debt expense was a result of higher receivables balances, and the increase in professional fees was related to the ongoing implementation of our new ERP. For more information on the ERP implementation, see the discussion on capital spending in the Liquidity and Capital Resources section.

Impairment charges and other for fiscal 2004 includes a $67.4 million pre-tax charge for the impairment of certain assets and other related costs at the Decatur, Alabama, steel-processing facility and a $2.0 million pre-tax charge for the impairment of certain assets related to the European operations of Pressure Cylinders. In fiscal 2003, a favorable adjustment of $5.6 million was made to the fiscal 2002 plant consolidation restructuring charge. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Impairment Charges and Restructuring Expense” for more information.

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

Interest expense decreased 10%, or $2.6 million, to $22.2 million in fiscal 2004 from $24.8 million in fiscal 2003, due to lower average debt balances and lower average interest rates.

Equity in net income of unconsolidated affiliates increased 37%, or $11.1 million, to $41.1 million in fiscal 2004 from $30.0 million in fiscal 2003. The main reasons for the increase were higher net sales and improved margins at each of our six unconsolidated affiliates for fiscal 2004. Four of the six unconsolidated joint ventures had what were then record years.

Our effective tax rate was 31.9% for fiscal 2004. During fiscal 2004, a $7.7 million credit was recorded to income tax expense, comprised of a $6.3 million credit for the favorable resolution of certain tax audits and a $1.4 million credit for an adjustment to deferred taxes. Excluding this $7.7 million credit, the effective tax rate was 38.0%. This increase from our effective tax rate of 36.5% in fiscal 2003 was due to higher state and local tax rates and a change in our mix of income.

Segment Operations

Processed Steel Products

Our Processed Steel Products segment results are significantly impacted by the automotive industry and the steel pricing environment. With Big 3 automotive production volumes down in fiscal 2004 from fiscal 2003, our volumes decreased as well. However, the increased demand for steel in the latter part of fiscal 2004 led to higher steel prices and an environment that enabled us to significantly improve the spread between our average selling price and material cost, which resulted in a 14% increase in our gross margin.

On May 27, 2004, we signed an agreement to sell our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor for $82.0 million in cash.

As a result of the sale, we recorded a $67.4 million pre-tax charge during the fourth quarter of fiscal 2004, primarily for the impairment of assets at the Decatur facility. All but an estimated $0.8 million of the pre-tax charge was non-cash. We recognized an additional pre-tax charge of $5.6 million relating to contract termination costs in the first quarter of fiscal 2005.

The following table presents a summary of operating results for the fiscal years indicated:

	2004			2003
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$1,373.1	100.0%	2%	$1,343.4	100.0%
Cost of goods sold	1,199.0	87.3%	1%	1,190.4	88.6%

Gross margin	174.1	12.7%	14%	153.0	11.4%
Selling, general and administrative expense	88.7	6.5%	10%	80.7	6.0%
Impairment charges and other	67.4	4.9%		(8.7)	-0.6%

Operating income	$18.0	1.3%	-78%	$81.0	6.0%

Tons shipped	3,806		-2%	3,890

Material cost	$893.7	65.1%	1%	$883.5	65.8%

Operating income decreased $63.0 million, to $18.0 million in fiscal 2004 from $81.0 million in fiscal 2003. The decline was due to the $67.4 million “impairment and other charge” for the Decatur sale transaction recorded in fiscal 2004 versus the $8.7 million restructuring credit recorded in fiscal 2003. Excluding the effect of the “impairment charges and other” line item from each year, operating income increased $13.1 million, to $85.4 million in fiscal 2004 from $72.3 million in fiscal 2003. A $28.1 million favorable impact to operating income resulted from an increase in the spread between average selling price and material cost, as higher average selling prices were matched against lower-cost inventory. This, however, was reduced by an $8.0 million increase in SG&A expense, a $5.2 million increase in labor and manufacturing expenses and a slight decrease in volume, primarily as a result of a drop in tolling tons. SG&A expense, as a percentage of net sales, increased to 6.5% in fiscal 2004 from 6.0% in fiscal 2003, reflecting higher profit sharing and bonus expense and an increase in bad debt expense. The $5.2 million increase in labor and manufacturing expense is primarily due to increased profit sharing expense.

Metal Framing

In fiscal 2004, our Metal Framing segment posted its then best performance ever. From August 2002 until the third quarter of fiscal 2004, we experienced a depressed commercial construction market and deteriorating spread between average selling price and material cost. In the first half of fiscal 2004, we also incurred approximately $4.0 million of unanticipated integration costs related to the Unimast acquisition, primarily for temporary labor and repairs and maintenance of equipment and facilities. During the third quarter of fiscal 2004, we began to realize synergies from the acquisition and, aided by an improving economy, spread widened and demand began to pick up. This trend continued into the fourth quarter of fiscal 2004 as spread improved dramatically and volume continued to increase.

The following table presents a summary of operating results for the fiscal years indicated:

	2004			2003
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$662.0	100.0%	23%	$539.4	100.0%
Cost of goods sold	528.2	79.8%	17%	452.4	83.9%

Gross margin	133.8	20.2%	54%	87.0	16.1%
Selling, general and administrative expense	70.0	10.6%	11%	62.9	11.7%
Impairment charges and other	—			1.6	0.2%

Operating income	$63.8	9.6%	183%	$22.5	4.2%

Tons shipped	781		13%	694

Material cost	$364.6	55.1%	16%	$315.5	58.5%

Operating income increased $41.3 million, to a then record $63.8 million in fiscal 2004 from $22.5 million in fiscal 2003. The volume increase of 13% reflected the impact of twelve months of Unimast activity in fiscal 2004 compared to only ten months during fiscal 2003, and was better than the 8% improvement in the U.S. Census Bureau’s index of office construction. Average selling price increased 9%. As a result of these factors, net sales increased 23%, or $122.6 million, to $662.0 million in fiscal 2004 from $539.4 million in fiscal 2003. Gross margin increased 54% to $133.8 million from $87.0 million in fiscal 2003, mostly due to an increase in the spread between average selling price and material cost and the volume increase mentioned above. Gross margin as a percentage of net sales increased to 20.2% in fiscal 2004 from 16.1% in fiscal 2003. Even though SG&A expense increased $7.1 million, it decreased as a percentage of net sales to 10.6% in fiscal 2004 from 11.7% in fiscal 2003 due to the significant increase in net sales. SG&A expense increased primarily due to a $3.4 million increase in profit sharing and bonus expense related to higher income and a $3.1 million increase in wages due mainly to the Unimast acquisition. In addition, a $1.6 million restructuring charge was recorded during the second quarter of fiscal 2003. The combined impact of the factors discussed above was an increase in operating income as a percentage of net sales to 9.6% in fiscal 2004 from 4.2% in fiscal 2003.

Pressure Cylinders

Demand declined for certain LPG cylinders during fiscal 2004 and 2003 due to the diminishing impact of the regulations effective April 2002 requiring overfill prevention devices on these cylinders; however, the impact was not as significant as originally expected. Increases in total North American unit sales, which represent approximately 80% of total units sales, were offset by declines at our European facilities where the strong Euro made it unattractive for our customers to export their products. We have had success in the European market with our high-pressure and refrigerant cylinders, but we have struggled with LPG cylinder sales due to overcapacity and declining demand. As a result, we ceased LPG cylinder production in Portugal and recorded an impairment charge of $2.0 million on certain of our European LPG assets during the fourth quarter of fiscal 2004.

The following table presents a summary of operating results for the fiscal years indicated:

	2004			2003
Dollars in millions, units in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$328.7	100.0%	2%	$321.8	100.0%
Cost of goods sold	262.6	79.9%	3%	255.4	79.4%

Gross margin	66.1	20.1%	0%	66.4	20.6%
Selling, general and administrative expense	34.7	10.6%	6%	32.7	10.2%
Impairment charges and other	2.0	0.6%		1.4	0.4%

Operating income	$29.4	8.9%	-9%	$32.3	10.0%

Units shipped	14,670		-4%	15,235

Material cost	$142.6	43.4%	0%	$142.0	44.1%

Operating income decreased 9%, or $2.9 million, to $29.4 million in fiscal 2004 from $32.3 million in fiscal 2003. Excluding the “impairment charges and other” line item from each year, operating income decreased $2.3 million, to $31.4 million in fiscal 2004 from $33.7 million in fiscal 2003. Net sales increased 2%, or $6.9 million, to $328.7 million in fiscal 2004 from $321.8 million in fiscal 2003. This increase was primarily due to the benefit of a $12.0 million gain related to the translation of European sales to U.S. dollars, partially offset by a decline in the average selling price of steel portable and refrigerant cylinders in North America. Higher unit sales in North America were offset by lower unit sales in Europe. Gross margin was slightly lower than in fiscal 2003 because of higher labor and manufacturing expenses in Europe and lower average selling prices in North America, partially offset by favorable pricing in Europe. Operating income was minimally impacted by the favorable exchange rate. The previously mentioned factors decreased operating income as a percentage of net sales to 8.9% in fiscal 2004 from 10.0% in fiscal 2003.

Others

The operating loss for this “Other” category was $1.0 million in fiscal 2004 compared to a loss of $10.0 million for fiscal 2003. This $9.0 million improvement is mainly due to a $4.3 million and a $2.7 million improvement in the Worthington Machine Technology (“WMT”) and the Steelpac operations, respectively. In fiscal 2003, management decided that WMT would stop servicing external customers and focus only on the internal needs of Worthington Industries. This decision resulted in the elimination in fiscal 2004 of the $2.6 million operating loss recorded in fiscal 2003 and also in fiscal 2003 we recorded a $1.7 million reserve for severance and other items. The fiscal 2004 operations of Steelpac improved by $2.0 million over fiscal 2003. In addition, $0.7 million of equipment was written-off by Steelpac in fiscal 2003.

Liquidity and Capital Resources

During fiscal 2005, we generated $32.3 million in cash from operating activities. This was the result of higher earnings offset by the changes in inventory, accounts receivable, accounts payable and accrued expenses. The increase in accounts receivable is primarily due to a $60.0 million decrease in the usage of our trade accounts receivable securitization (“TARS”) facility since May 31, 2004.

Consolidated net working capital was $392.9 million at May 31, 2005, compared to $358.1 million at May 31, 2004. Contributing to this increase was the $62.8 million increase in inventories, which is attributed to higher steel prices over the same period. Also, accounts receivable rose $55.7 million reflecting the lower usage of the TARS facility, which was unused at May 31, 2005 compared to the $60.0 million usage at May 31, 2004. Assets held for sale decreased due to the collection of $80.4 million in cash proceeds from the sale of the Decatur assets, which had been classified as assets held for sale at May 31, 2004. Current maturities of long-term debt increased $142.1 million due primarily to the pending maturity of our 7.125% notes in May 2006. We believe we have adequate liquidity to satisfy the payment obligation with cash from operations and availability under the revolving credit and TARS facilities.

Our primary investing and financing activities included $65.1 million for the acquisition of the Western Cylinder Assets, $56.9 million in dividend payments to shareholders and $46.3 million in capital projects, including $13.3 million for our ERP system. We generated net cash in the amount of $89.5 million through the sale of assets, including the previously mentioned $80.4 million cash proceeds from the sale of the Decatur assets. We also generated $14.7 million in cash from the issuance of common shares through employee stock option exercises. We anticipate that our fiscal 2006 capital spending, excluding acquisitions will be somewhat greater than our annual depreciation expense. The capital spending for fiscal 2006 is expected to include approximately $20.0 million related to the ongoing implementation of our ERP system.

On December 17, 2004, we issued $100.0 million of unsecured Floating Rate Senior Notes due December 2014 (“2014 Notes”) through a private placement to provide long-term financing for the acquisition of the Western Cylinder Assets and other strategic initiatives including the ERP system. Through an interest rate swap executed in anticipation of the debt issuance, we achieved an effective fixed rate of 5.26% for the ten-year duration of the 2014 Notes. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Debt” for additional information.

A $435.0 million long-term revolving credit facility, the $100.0 million TARS facility, and $40.0 million in short-term uncommitted credit lines primarily serve our short-term liquidity needs. The revolving credit facility and the uncommitted credit lines were unused as of May 31, 2005 and 2004. The TARS facility was unused as of May 31, 2005, compared to usage of $60.0 million at May 31, 2004.

Our $435.0 million long-term revolving credit facility, provided by a group of 15 banks, matures in May 2007. In July 2004, we amended this facility to increase the borrowing limit from $235.0 million to $435.0 million and eliminate certain covenants. The issuance of the 2014 Notes and the increased revolving credit facility significantly enhance our flexibility related to the maturity of our 7.125% notes due in May 2006.

After the issuance of the 2014 Notes, we reduced the amount available under the TARS facility to $100.0 million from $190.0 million and extended the maturity date to January 2008. This will significantly reduce the costs associated with the unused portion of the TARS facility but keep it available should we have a need for it in the future.

Uncommitted lines of credit are extended to us on a discretionary basis. Because the outstanding principal amounts can be adjusted daily, these uncommitted lines typically provide us with the greatest amount of funding flexibility compared to our other sources of short-term capital.

At May 31, 2005, our total debt was $388.4 million compared to $289.8 million at the end of fiscal 2004. Our debt to total capitalization ratio was 32.1% at fiscal year end 2005, up from 29.9% at the end of fiscal 2004.

The Company announced on June 13, 2005, that its board of directors authorized the repurchase of up to ten million, or approximately 11%, of its outstanding common shares. The purchases would be made from time to time, on the open market or in private transactions, with consideration given to the market price of the stock, the nature of other investment opportunities, cash flows from operations and general economic conditions.

We assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash flows from operations and unused borrowing capacity should be sufficient to fund expected normal operating costs, dividends, working capital, capital expenditures, and the payment of our 7.125% notes.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2005. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$388.4	$143.4	$—	$145.0	$100.0
Interest expense on long-term debt	112.1	25.2	30.1	30.1	26.7
Capital lease obligations	—	—	—	—	—
Operating leases	57.3	7.5	14.8	12.4	22.6
Unconditional purchase obligations	33.1	2.4	4.7	4.7	21.3
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$590.9	$178.5	$49.6	$192.2	$170.6

The following table summarizes our other commercial commitments as of May 31, 2005. These commercial commitments are not reflected on our consolidated balance sheet.

	Commitment Expiration per Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit	$435.0	$—	$435.0	$—	$—
Standby letters of credit	11.6	11.6	—	—	—
Guarantees	5.1	5.1	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$451.7	$16.7	$435.0	$—	$—

Off Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at May 31, 2005.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of SFAS 151 on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29 is based on the principle that exchanges of non-monetary assets should be measured by the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and it supercedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure will not be an alternative. SFAS 123(R) is effective for all fiscal years beginning after June 15, 2005, and thus will become effective for the Company beginning in fiscal 2007. Early adoption will be permitted in periods in which financial statements have not yet been issued.

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

The adoption of SFAS 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. Stock option expense after the adoption of SFAS 123(R) is not expected to be materially different than the expense reported in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies,” but this will not be known until a full analysis of the impact of SFAS 123(R) is completed. The impact will largely depend on levels of share-based payments granted in the future.

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

Revenue Recognition: We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide an allowance for returns based on experience and current customer activities.

Receivables: We review our receivables on a monthly basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset recorded to net sales.

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

Fluctuating steel prices have increased the risk of collectibility. We have evaluated this risk and have made appropriate adjustments to these two allowance accounts. While we believe these allowances are adequate, deterioration in economic conditions or the financial health of customers could adversely impact our future earnings.

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

Stock-Based Compensation: We currently account for employee and non-employee stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25,

Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under plans had an exercise price equal to the market value of the underlying stock on the grant date. Beginning in fiscal 2007, we will be required to record an expense for our stock-based compensation plans using the fair value method. Had we accounted for stock-based compensation plans using the fair value method prescribed in SFAS No. 123(R), we estimate that diluted earnings per share would have been reduced by $0.03 per share in fiscal 2005, $0.02 in fiscal 2004 and $0.01 in fiscal 2003. See “Item 8. – Financial Statements and Supplementary Data – Note A – Summary of Significant Accounting Policies – Stock-Based Compensation” and “Item 8. – Financial Statements and Supplementary Data – Note F – Stock-Based Compensation” for a more detailed presentation of accounting for stock-based compensation plans.

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

We have a reserve for taxes and associated interest that may become payable in future years as a result of audits by taxing authorities. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or court decisions affecting a particular tax issue.

Self-Insurance Reserves: We are largely self-insured with respect to workers compensation, general liability and employee medical claims. In order to reduce risk and better manage overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration valuations provided by third-party actuaries, the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. See “Item 8. – Financial Statements and Supplementary Data – Note A – Summary of Significant Accounting Policies.”

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

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap had a notional amount of $100 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 2014. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Debt.” The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% decline in the yield curve would reduce the fair value of our interest rate swap by $3.5 million.

Foreign Currency Risk

The translation of our foreign operations from their local currencies to the U.S. dollar subjects us to exposure related to fluctuating exchange rates. We do not use derivative instruments to manage this risk. However, we do make limited use of forward contracts to manage our exposure to certain intercompany loans with our foreign affiliates. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. At May 31, 2005, the difference between the contract and book value was not material to our financial position, results of operations or cash flows. We do not expect that a 10% change in the exchange rate to the U.S. dollar forward rate would materially impact our financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $5.1 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc (see additional information below regarding natural gas and zinc) and other raw materials and utility requirements. We attempt to negotiate the best prices for our commodities and competitively price our products and services to reflect the fluctuations in market prices.

We selectively use derivative financial instruments to manage our exposure to fluctuations in the cost of our supply of natural gas and zinc. These contracts cover periods commensurate with known or expected exposures through 2008. We do not hold any derivatives for trading purposes. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated. The derivatives are classified as cash flow hedges. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in fiscal 2005. In September 2004, we entered into additional commodity derivative contracts to further hedge our exposure to natural gas prices.

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

Notional transaction amounts and fair values for our outstanding derivative positions as of May 31, 2005 and 2004, are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	May 31, 2005		May 31, 2004		Change In Fair Value
In millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Zinc	$15.5	$5.7	$21.2	$5.0	$0.7
Natural gas	10.1	2.5	4.1	1.4	1.1
Interest rate	100.0	(1.0)	—	—	(1.0)

Safe Harbor

Our quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with our use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of, and demand for, steel products and certain raw materials. To the extent these assumptions prove to be inaccurate, future outcomes with respect to our hedging programs may differ materially from those discussed in the forward-looking statements.

This page intentionally left blank

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Worthington Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

August 12, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited management’s assessment, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting that Worthington Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Worthington Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Worthington Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2005, and our report dated August 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

August 12, 2005

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$57,249	$1,977
Receivables, less allowances of $11,225 and $6,870 at May 31, 2005 and 2004	404,506	348,833
Inventories:
Raw materials	227,718	185,426
Work in process	97,168	97,007
Finished products	100,837	80,473

	425,723	362,906
Assets held for sale	4,644	95,571
Deferred income taxes	19,490	3,963
Prepaid expenses and other current assets	26,721	19,860

Total current assets	938,333	833,110
Investments in unconsolidated affiliates	136,856	109,040
Goodwill	168,267	117,769
Other assets	33,593	27,826
Property, plant and equipment:
Land	20,632	20,456
Buildings and improvements	231,651	222,258
Machinery and equipment	801,289	768,160
Construction in progress	18,124	6,452

	1,071,696	1,017,326
Less accumulated depreciation	518,740	461,932

	552,956	555,394

Total assets	$1,830,005	$1,643,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,181	$313,909
Accrued compensation, contributions to employee benefit plans and related taxes	56,773	56,080
Dividends payable	14,950	13,899
Other accrued items	45,867	38,469
Income taxes payable	4,240	51,357
Current maturities of long-term debt	143,432	1,346

Total current liabilities	545,443	475,060
Other liabilities	56,262	53,092
Long-term debt	245,000	288,422
Deferred income taxes	119,462	104,216
Contingent liabilities and commitments - Note G	—	—
Minority interest	43,002	41,975
Shareholders’ equity:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2005 - 87,933,202 shares, 2004 - 86,855,642 shares	—	—
Additional paid-in capital	149,167	131,255
Cumulative other comprehensive loss, net of taxes of $(2,628) and $(1,414) at May 31, 2005 and 2004	(1,313)	(2,393)
Retained earnings	672,982	551,512

	820,836	680,374

Total liabilities and shareholders’ equity	$1,830,005	$1,643,139

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share)

	Fiscal Years Ended May 31,
	2005	2004	2003
Net sales	$3,078,884	$2,379,104	$2,219,891
Cost of goods sold	2,580,011	2,003,734	1,916,990

Gross margin	498,873	375,370	302,901
Selling, general and administrative expense	225,915	195,785	182,692
Impairment charges and other	5,608	69,398	(5,622)

Operating income	267,350	110,187	125,831
Other income (expense):
Miscellaneous expense	(7,991)	(1,589)	(7,240)
Nonrecurring losses	—	—	(5,400)
Interest expense	(24,761)	(22,198)	(24,766)
Equity in net income of unconsolidated affiliates	53,871	41,064	29,973

Earnings before income taxes	288,469	127,464	118,398
Income tax expense	109,057	40,712	43,215

Net earnings	$179,412	$86,752	$75,183

Average common shares outstanding - basic	87,646	86,312	85,785

Earnings per share - basic	$2.05	$1.01	$0.88

Average common shares outstanding - diluted	88,503	86,950	86,537

Earnings per share - diluted	$2.03	$1.00	$0.87

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share)

				Cumulative Other Comprehensive Loss, Net of

			Additional Paid- in
	Common Shares				Retained
	Shares	Amount	Capital	Tax	Earnings	Total
Balance at June 1, 2002	85,512,225	$—	$111,484	$(5,055)	$499,827	$606,256
Comprehensive income:
Net earnings	—	—	—	—	75,183	75,183
Unrealized gain (loss) on investment	—	—	—	(115)	—	(115)
Foreign currency translation	—	—	—	2,909	—	2,909
Minimum pension liability	—	—	—	(3,400)	—	(3,400)
Cash flow hedges	—	—	—	493	—	493

Total comprehensive income						75,070

Common shares issued	436,411	—	5,964	—	—	5,964
Cash dividends declared ($0.64 per share)	—	—	—	—	(54,938)	(54,938)
Gain on TWB minority interest acquisition	—	—	3,942	—	—	3,942

Balance at May 31, 2003	85,948,636	—	121,390	(5,168)	520,072	636,294
Comprehensive income:
Net earnings	—	—	—	—	86,752	86,752
Unrealized gain (loss) on investment	—	—	—	94	—	94
Foreign currency translation	—	—	—	(1,747)	—	(1,747)
Minimum pension liability	—	—	—	1,015	—	1,015
Cash flow hedges	—	—	—	3,413	—	3,413

Total comprehensive income						89,527

Common shares issued	907,006	—	11,357	—	—	11,357
Cash dividends declared ($0.64 per share)	—	—		—	(55,312)	(55,312)
Other	—	—	(1,492)	—	—	(1,492)

Balance at May 31, 2004	86,855,642	—	131,255	(2,393)	551,512	680,374
Comprehensive income:
Net earnings	—	—	—	—	179,412	179,412
Unrealized gain (loss) on investment	—	—	—	164	—	164
Foreign currency translation	—	—	—	698	—	698
Minimum pension liability	—	—	—	(332)	—	(332)
Cash flow hedges	—	—	—	550	—	550

Total comprehensive income						180,492

Common shares issued	1,077,560	—	17,917	—	—	17,917
Cash dividends declared ($0.66 per share)	—	—	—	—	(57,942)	(57,942)
Other	—	—	(5)	—	—	(5)

Balance at May 31, 2005	87,933,202	$—	$149,167	$(1,313)	$672,982	$820,836

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended May 31,
	2005	2004	2003
Operating activities:
Net earnings	$179,412	$86,752	$75,183
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,874	67,302	69,419
Impairment charges and other	5,608	69,398	(5,622)
Provision for deferred income taxes	(1,496)	(22,508)	16,411
Nonrecurring losses	—	—	5,400
Equity in net income of unconsolidated affiliates, net of distributions received	(25,351)	(28,912)	11,134
Minority interest in net income of consolidated subsidiaries	8,963	4,733	4,283
Net loss (gain) on sale of assets	2,641	(3,127)	1,227
Changes in assets and liabilities:
Accounts receivable	(50,661)	(175,290)	60,012
Inventories	(59,236)	(94,073)	(13,675)
Prepaid expenses and other current assets	(10,195)	12,841	(1,815)
Other assets	(831)	90	(1,886)
Accounts payable and accrued expenses	(72,933)	162,383	(49,507)
Other liabilities	(1,524)	(222)	10,157

Net cash provided by operating activities	32,271	79,367	180,721

Investing activities:
Investment in property, plant and equipment, net	(46,318)	(29,599)	(24,970)
Acquisitions, net of cash acquired	(65,119)	—	(114,703)
Investment in unconsolidated affiliate	(1,500)	(490)	—
Proceeds from sale of assets	89,488	5,662	27,814
Purchases of short-term investments	(72,875)	—	—
Sales of short-term investments	72,875	—	—

Net cash used by investing activities	(23,449)	(24,427)	(111,859)

Financing activities:
Payments on short-term borrowings	—	(1,145)	(7,340)
Proceeds from long-term debt, net	99,409	—	735
Principal payments on long-term debt	(2,381)	(1,234)	(6,883)
Proceeds from issuance of common shares	14,673	10,644	5,419
Payments to minority interest	(8,360)	(7,200)	(5,281)
Dividends paid	(56,891)	(55,167)	(54,869)

Net cash provided (used) by financing activities	46,450	(54,102)	(68,219)

Increase in cash and cash equivalents	55,272	838	643
Cash and cash equivalents at beginning of year	1,977	1,139	496

Cash and cash equivalents at end of year	$57,249	$1,977	$1,139

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2005, 2004 and 2003

Note A – Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of Worthington Industries, Inc. and subsidiaries (the “Company”). Spartan Steel Coating, LLC (owned 52%) and Dietrich Metal Framing Canada, LP (owned 60%), are fully consolidated with the equity owned by the respective partners shown as minority interest on the balance sheet and their portion of net income or loss included in miscellaneous income or expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated.

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

Derivative Financial Instruments: The Company does not engage in currency or commodity speculation and generally enters into derivatives only to hedge specific interest, foreign currency or commodity transactions. All derivatives are accounted for using mark-to-market accounting. Gains or losses from these transactions offset gains or losses of the assets, liabilities or transactions being hedged. Current assets, other assets and current liabilities include derivative fair values at May 31, 2005 of $3,644,000, $4,397,000 and $110,000, respectively. If a cash flow derivative is terminated and the cash flows remain probable, the amount in other comprehensive income remains and will be reclassified to net earnings when the hedged cash flow occurs. Ineffectiveness of the hedges during the fiscal year ended May 31, 2005, (“fiscal 2005”), the fiscal year ended May 31, 2004 (“fiscal 2004”) and the fiscal year ended May 31, 2003, (“fiscal 2003”) was immaterial and was reported in other income (expense). The commodity derivatives hedge exposure through 2008.

Fair Value of Financial Instruments: The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, other assets and payables approximate fair values. The fair value of long-term debt based upon quoted market prices was $408,101,000 and $326,547,000 at May 31, 2005 and 2004, respectively.

Risks and Uncertainties: As of May 31, 2005, the Company, including unconsolidated affiliates, operated 66 production facilities in 23 states and 10 countries. The Company’s largest markets are the automotive and automotive supply markets, which comprise approximately one-third of the Company’s net sales. Foreign operations and exports represent less than 10% of the Company’s production, consolidated net sales and consolidated net assets. Approximately 9% of the Company’s consolidated labor force is covered by current collective bargaining agreements. Of these labor contracts, 25% expire within one year from May 31, 2005. These numbers exclude 140 employees that are covered by a contract that expired in March of 2005 that is currently being renegotiated. The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company’s consolidated financial position, cash flows or future results of operations.

Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $55,409,000 for fiscal 2005, $66,545,000 for the fiscal year ended May 31, 2004 (“fiscal 2004”), and $67,828,000 for the fiscal year ended May 31, 2003 (“fiscal 2003”). Accelerated depreciation methods are used for income tax purposes.

Capitalized Interest: The Company capitalizes interest in connection with the construction of qualified assets. Under this policy, the Company capitalized interest of $158,000 in fiscal 2005, $22,000 in fiscal 2004 and $48,000 in fiscal 2003.

Stock-Based Compensation: At May 31, 2005, the Company had stock option plans for employees and non-employee directors which are described more fully in “Note F – Stock-Based Compensation.” The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the fair market value of the underlying common shares on the date of the grant. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This information is required to be determined as if the Company had accounted for its options granted after December 31, 1994, under the fair value method prescribed by that Statement.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and it supercedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee options, to be recognized in the income statement based on their fair values. Proforma disclosure will not be an alternative. SFAS 123(R) is effective for all fiscal years beginning after June 15, 2005, and thus will become effective for the Company beginning in fiscal 2007. Early adoption will be permitted in periods in which financial statements have not yet been issued.

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

The adoption of SFAS 123(R)’s fair value method will have an impact on results of operations, although it will have no impact on the Company’s overall financial position. Stock option expense after the adoption of SFAS 123(R) is not expected to be materially different than the expense reported in the table below, but this will not be known until a full analysis of the impact of SFAS 123(R) is completed. The impact will largely depend on levels of share-based payments granted in the future.

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

The weighted average fair value of stock options granted in fiscal 2005, fiscal 2004 and fiscal 2003 was $3.14, $2.82 and $2.71, respectively, based on the Black Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Assumptions used:
Dividend yield	3.33%	4.04%	4.01%
Expected volatility	25.00%	26.00%	25.00%
Risk-free interest rate	3.88%	3.88%	2.63%
Expected lives (years)	6.6	6.2	6.5

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for the stock option plans under the fair value method of accounting, as required by SFAS 123, for the years ended May 31:

In thousands, except per share	2005	2004	2003
Net earnings, as reported	$179,412	$86,752	$75,183

Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	1,977	1,328	1,475

Pro forma net earnings	$177,435	$85,424	$73,708

Earnings per share:
Basic, as reported	$2.05	$1.01	$0.88
Basic, pro forma	2.02	0.99	0.86
Diluted, as reported	2.03	1.00	0.87
Diluted, pro forma	2.00	0.98	0.86

Revenue Recognition: The Company recognizes revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, the Company defers recognition of revenue until payment is collected. The Company provides an allowance for expected returns based on experience and current customer activities.

Advertising Expense: The Company expenses advertising costs as incurred. Advertising expense was $3,924,000, $3,024,000 and $2,520,000 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Shipping and Handling Fees and Costs: Shipping and handling fees billed to customers are included in net sales and shipping and handling costs incurred by the Company are included in cost of goods sold.

Environmental Costs: Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and clean-up are charged to expense.

Statements of Cash Flows: Supplemental cash flow information for the years ended May 31 is as follows:

In thousands	2005	2004	2003
Interest paid	$25,039	$21,889	$25,027
Income taxes paid, net of refunds	155,901	4,749	37,909

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

The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in long-term liabilities. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by taxing authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves.

Recently Issued Accounting Standards: In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact of SFAS 151 on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29 is based on the principle that exchanges of non-monetary assets should be measured by the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its financial position or results of operations.

Note B – Shareholders’ Equity

Preferred Shares: The Company’s Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The board of directors is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation, and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

Common Shares: The Company announced on June 13, 2005, that its board of directors authorized the repurchase of up to ten million, or approximately 11%, of its then outstanding common shares. The purchases would be made from time to time, on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions.

Comprehensive Income: The components of other comprehensive income (loss) and related tax effects for the years ended May 31 were as follows:

In thousands	2005	2004	2003
Other comprehensive income (loss):
Unrealized gain (loss) on investment	$164	$94	$(115)
Foreign currency translation, net of tax of $(756), $0 and $(2,214) in 2005, 2004 and 2003	698	(1,747)	2,909
Minimum pension liability, net of tax of $203, $(492) and $1,463 in 2005, 2004 and 2003	(332)	1,015	(3,400)
Cash flow hedges, net of tax of $(661), $(2,628) and $(253) in 2005, 2004 and 2003	550	3,413	493

Other comprehensive income (loss), net of tax	$1,080	$2,775	$(113)

The components of cumulative other comprehensive loss, net of tax, at May 31 were as follows:

In thousands	2005	2004
Unrealized gain (loss) on investment	$152	$(12)
Foreign currency translation	(2,251)	(2,949)
Minimum pension liability	(2,749)	(2,417)
Cash flow hedges	3,535	2,985

Cumulative other comprehensive loss, net of tax	$(1,313)	$(2,393)

Reclassification adjustments for cash flow hedges in fiscal 2005, fiscal 2004, and fiscal 2003 were $1,402,000 (net of tax of $859,000), $248,000 (net of tax of $152,000) and $(519,000) (net of tax of $(318,000)), respectively.

The estimated net amount of the existing gains or losses in other comprehensive income at May 31, 2005 expected to be reclassified into net earnings within the twelve months was $1,192,000. This amount was computed using the fair value of the cash flow hedges at May 31, 2005 and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2006.

Note C – Debt

Debt at May 31 is summarized as follows:

In thousands	2005	2004
7.125% senior notes due May 15, 2006	$142,409	$142,409
6.700% senior notes due December 1, 2009	145,000	145,000
Floating rate senior notes due December 17, 2014	100,000	—
Other	1,023	2,359

Total debt	388,432	289,768
Less current maturities and short-term notes payable	143,432	1,346

Total long-term debt	$245,000	$288,422

As of May 31, 2005, the Company had a $435,000,000 multi-year revolving credit facility, provided by a group of 15 banks, which matures in May 2007. During July 2004, the Company amended its $235,000,000 revolving credit facility to increase its size to $435,000,000 and to eliminate certain covenants. The Company pays commitment fees on the unused credit amount under the facility. Interest rates on borrowings under the facility and related fees are determined by the Company’s senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. There was no outstanding balance under the facility at May

31, 2005 or 2004. The covenants in the facility include, among others, maintenance of a debt-to-total capitalization ratio of not more than 55% and maintenance of a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio of not more than 3.00 times through maturity. The Company was in compliance with all covenants under the facility at May 31, 2005.

Effective December 17, 2004, the Company issued $100,000,000 in aggregate principal amount of unsecured Floating Rate Senior Notes due December 17, 2014 (the “2014 Notes”) through a private placement. The 2014 Notes bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. This rate was 3.51% as of May 31, 2005. The notes are callable at the Company’s option, at par, on or after December 17, 2006. The covenants in the notes include, among others, maintenance of a debt-to-total capitalization ratio of not more than 55% and maintenance of a debt-to-EBITDA ratio of not more than 3.25 times through maturity. The Company was in compliance with all covenants under the 2014 Notes at May 31, 2005.

In anticipation of the issuance of the 2014 Notes, the Company entered into an interest rate swap agreement in October 2004, which was amended in December 2004. Under the terms of the agreement, the Company receives interest on a $100,000,000 notional amount at the six-month LIBOR rate and the Company pays interest on the same notional amount at a fixed rate of 4.46%.

At May 31, 2005, the Company’s “Other” debt represented debt from foreign operations with an interest rate of 0%.

Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows:

In thousands
2006	$143,432
2007	—
2008	—
2009	—
2010	145,000
Thereafter	100,000

Total	$388,432

Note D – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

In thousands	2005	2004	2003
Pre-tax earnings:
United States based operations	$271,831	$119,658	$107,948
Non - United States based operations	16,638	7,806	10,450

	$288,469	$127,464	$118,398

Significant components of income tax expense for the years ended May 31 were as follows:

In thousands	2005	2004	2003
Current:
Federal	$94,295	$52,720	$20,391
State and local	13,387	7,061	1,060
Foreign	2,871	3,439	5,353

	110,553	63,220	26,804
Deferred:
Federal	(4,434)	(19,034)	16,963
State	3,634	(2,229)	208
Foreign	(696)	(1,245)	(760)

	(1,496)	(22,508)	16,411

	$109,057	$40,712	$43,215

Tax benefits related to the exercise of options that were credited to additional paid-in capital were $3,542,000, $446,000 and $489,000 for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Tax benefits (expenses) related to foreign currency translation adjustments that were credited to other comprehensive income were $(756,000), $0, and $(2,214,000) for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. The tax benefits (expenses) related to minimum pension liability that were credited to other comprehensive income were $203,000, $(492,000), and $1,463,000 for fiscal 2005, fiscal 2004, and fiscal 2003 respectively. Tax benefits (expenses) related to cash flow hedges that were credited to other comprehensive income were $(661,000), $(2,628,000) and $(253,000) for fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

The reconciliation of the differences between the effective income tax rate and the statutory federal income tax rate for the years ended May 31 is as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.0	2.5	1.5
Reversal of income tax accruals for favorable resolution of tax audits and change in estimate of deferred tax	(0.2)	(6.1)	—
Foreign and other	—	0.5	—

Effective tax rate	37.8%	31.9%	36.5%

The Company establishes reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits, interest expense applied to temporary difference adjustments and tax return positions. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. As a result of the favorable resolution of certain tax audits and related developments, the Company decreased the tax reserve by $2,112,000 and $3,377,000 for fiscal 2005 and fiscal 2004, respectively.

The Company adjusted deferred taxes in fiscal 2005 and fiscal 2004, resulting in a $1,628,000 increase and $1,361,000 decrease, respectively, in income tax expense.

The Company has considered undistributed earnings of foreign subsidiaries to be indefinitely reinvested. However, on October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides an 85% dividends-received-deduction on qualifying dividends from controlled foreign corporations. On December 21, 2004, the FASB issued SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. The FASB determined that the provisions of the Act were sufficiently complex and ambiguous that companies may not be in a position to determine the impact of the Act on their plans for repatriation or reinvestment of foreign earnings or the corresponding deferred tax liability. Accrual of any deferred tax liability is not required until companies have the information necessary to determine the amount of earnings to be repatriated and a reasonable estimate can be made of the deferred tax liability.

The Company is still evaluating the potential effect this provision will have should it decide to repatriate earnings from foreign operations. Currently, the Company expects this evaluation and any repatriation to be completed in fiscal 2006. Depending on the outcome of this evaluation, the Company could repatriate up to $74,300,000, representing all of its foreign earnings. The corresponding tax effect of a total repatriation would be $3,900,000.

The components of the Company’s deferred tax assets and liabilities as of May 31 were as follows:

In thousands	2005	2004
Deferred tax assets:
Accounts receivable	$5,820	$6,312
Inventories	3,181	3,050
Accrued expenses	20,642	15,370
Restructuring expense	—	5,008
Net operating loss carryforwards	17,374	24,321
Tax credit carryforwards	2,276	3,060
Income taxes	1,277	—

Total deferred tax assets	50,570	57,121
Valuation allowance for deferred tax assets	(17,858)	(21,127)

Net deferred tax assets	32,712	35,994
Deferred tax liabilities:
Property, plant and equipment	106,287	113,455
Income taxes	—	1,492
Undistributed earnings of unconsolidated affiliates	23,393	17,198
Other	3,004	4,102

Total deferred tax liabilities	132,684	136,247

Net deferred tax liability	$99,972	$100,253

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

In thousands	2005	2004
Current assets:
Deferred income taxes	$19,490	$3,963
Noncurrent liabilities:
Deferred income taxes	119,462	104,216

Net deferred tax liabilities	$99,972	$100,253

At May 31, 2005, the Company had tax benefits for federal net operating loss carryforwards of $785,000 that expire from fiscal 2006 to fiscal 2019. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2005, the Company had tax benefits for state net operating loss carryforwards of $11,905,000 that expire from fiscal 2006 to fiscal 2024 and state credit carryforwards of $2,276,000. At May 31, 2005, the Company had tax benefits for foreign net operating loss carryforwards of $4,684,000 for income tax purposes that expire from fiscal 2006 to fiscal 2011.

A valuation allowance of $17,858,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards and state credit carryforwards. The valuation allowance includes $785,000 for federal, $12,617,000 for state and $4,456,000 for foreign. The majority of the state valuation allowance relates to a corporation which owned the Decatur, Alabama, facility while the majority of the foreign valuation allowance relates to operations in the Czech Republic and Portugal. The Company has determined that it is more likely than not that there will not be sufficient taxable income in future years to utilize all of the net operating loss carryforwards.

On June 30, 2005 the State of Ohio enacted various changes to its tax laws. One change is the phase out of the Ohio franchise tax, which is generally based on federal taxable income. This phase out is scheduled to occur at 20% per year for 2006 through 2010. The Company’s accrual for income taxes for fiscal 2005 included 100% of the expected Ohio franchise tax liability. As a result of the law change, only 80% of that liability will be due as a result of the first 20% phase out. As such, during the first quarter of fiscal 2006, the Company will make an adjustment to reduce its accrued income taxes in the amount of $683,000. In addition, the Company is still evaluating the effect the various changes to Ohio’s tax laws will have on its deferred taxes. This evaluation will be completed and any adjustment to deferred taxes will be recorded in the first quarter of fiscal 2006.

Note E – Employee Pension Plans

The Company provides pension benefits to employees through defined benefit or deferred profit sharing plans. The Company has one defined pension benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan. The defined benefit plan is a non-contributory pension plan, which covers certain employees based on age and length of service. Company contributions to this plan comply with ERISA’s minimum funding requirements. The remaining employees are covered by deferred profit sharing plans to which employees may also contribute. Company contributions to the deferred profit sharing plans are determined as a percentage of the Company’s pre-tax income before profit sharing. In addition, the Company began matching employee contributions up to 2% of their pay starting in January 2003.

As part of its consolidation plan announced in fiscal 2002, the Company recognized in the restructuring charge actual curtailment losses on plan assets of $3,135,000 in fiscal 2003. The loss primarily resulted from the recognition of prior service costs of terminated employees in the Malvern, the NRM Trucking and the Jackson defined benefit plans. During fiscal 2003 and fiscal 2004, the Internal Revenue Service and the Pension Benefit Guaranty Corporation approved The Notice of Intent to Terminate and Freeze the Malvern, NRM Trucking and Jackson plans. Annuity contracts were purchased in fiscal 2004 and fiscal 2003 to settle the liabilities under these plans. During fiscal 2004, the liabilities of the Malvern, NRM Trucking and Jackson plans were settled through annuity purchases requiring additional employer contributions of $5,991,000.

The following table summarizes the components of net periodic pension cost, excluding the amounts recorded as part of the restructuring charge, for the defined benefit and contribution plans for the years ended May 31:

In thousands	2005	2004	2003
Defined benefit plans:
Service cost	$696	$703	$645
Interest cost	646	600	1,419
Actual loss (return) on plan assets	(622)	(2,160)	3,032
Net amortization and deferral	323	2,222	(4,242)

Net pension cost on defined benefit plans	1,043	1,365	854
Defined contribution plans	10,776	9,920	6,540

Total pension cost	$11,819	$11,285	$7,394

The following actuarial assumptions were used for the Company’s defined benefit pension plans:

	2005	2004	2003
Terminated Plans:
Weighted average discount rate	—	—	5.37%
Weighted average expected long-term rate of return	—	—	1.00%
Continuing Plan:
To determine benefit obligation:
Discount rate	5.61%	5.75%	6.00%
To determine net periodic pension cost:
Discount rate	5.75%	6.00%	7.00%
Expected long-term rate of return	7.00%	7.00%	9.00%
Rate of compensation increase	n/a	n/a	n/a

The expected long-term rate of returns on the continuing plan in fiscal 2005 and fiscal 2004 are based on the actual historical returns adjusted for a change in the frequency of lump sum settlements upon retirement. The expected long-term rate of return on the continuing plan for fiscal 2003 was based on historical returns.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status during fiscal 2005 and fiscal 2004 as of the March 31 measurement date:

In thousands	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$11,844	$24,913
Service cost	696	703
Interest cost	646	600
Settlements	—	(14,660)
Actuarial loss	302	358
Benefits paid	(131)	(70)

Benefit obligation, end of year	$13,357	$11,844

Change in plan assets
Fair value, beginning of year	$8,746	$15,037
Actual return on plan assets	622	2,160
Company contributions	—	821
Settlements	—	(9,202)
Benefits paid	(131)	(70)

Fair value, end of year	$9,237	$8,746

	2005	2004
Projected benefit obligation in excess of plan assets as of measurement date	$(4,120)	$(3,098)
Unrecognized net actuarial loss	2,776	2,557
Unrecognized prior service cost	939	1,179
Minimum pension liability	(3,715)	(3,736)

Accrued benefit cost	$(4,120)	$(3,098)

Plans with benefit obligations in excess of fair value of plan assets:
Projected and accumulated benefit obligation	$13,357	$11,844
Fair value of plan assets	9,237	8,746

Funded status	$(4,120)	$(3,098)

Plan assets for the continuing plan consist principally of the following as of the March 31 measurement date:

	2005	2004
Asset category
Equity securities	70%	71%
Debt securities	30%	29%

Total	100%	100%

Equity securities include no employer stock. The investment policies and strategies for the continuing plan are as follows: (i) The plan’s objectives are long-term in nature and liquidity requirements are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants. (ii) The plan’s objective is to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumption of the plan. (iii) The strategic asset allocation includes 60-80% equities, including international, and 20-40% fixed income investments.

Contributions to the continuing plan are expected to be approximately $3,000,000 during fiscal 2006. The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid:

In thousands
2006	$111
2007	137
2008	158
2009	236
2010	261
2011-2015	2,573

Austrian commercial law requires the Company to pay severance and service benefits to employees. Severance benefits have to be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires the Company to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these plans was $5,017,000 and $4,806,000 at May 31, 2005 and 2004, respectively, and was included in ‘Other liabilities’. Austrian tax law requires a percentage of the accrued liability for severance benefits to be held in securities. This amount was $705,000 at May 31, 2005 and was included in ‘Other assets’. This requirement will no longer be law after fiscal 2007. Net periodic pension cost for these plans was $570,000, $550,000, and $558,000 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The assumed salary rate increase was 3.5 % for fiscal 2005 and fiscal 2004, and 4.0% for fiscal 2003. The discount rate at May 31, 2005 and 2004 was 5.61% and 5.25%, respectively.

Note F – Stock-Based Compensation

Under its employee stock option plans, the Company may grant incentive or non-qualified stock options to employees to purchase common shares at not less than 100% of fair market value on the date of grant and non-qualified stock options at a price determined by the Compensation and Stock Option Committee. The company also has a plan for non-employee directors. Under this plan, the Company may grant non-qualified stock options to purchase common shares at a price determined by the Compensation and Stock Option Committee. The exercise price of all options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, the options granted to employees vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years after the date of grant.. The non-qualified stock options granted to non-employee directors vest and become exercisable on the first to occur of (a) the first anniversary of the date of grant and (b) as to any option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc., the date on which the next annual meeting of shareholders is held following the date of grant.

The following table summarizes the stock option plans’ activities for the years ended May 31:

	2005		2004		2003
In thousands, except per share	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price
Outstanding, beginning of year	5,395	$13.86	5,942	$13.49	5,417	$13.05
Granted	2,035	19.23	762	15.15	1,086	15.12
Exercised	(1,040)	13.12	(795)	11.58	(355)	11.86
Forfeited	(587)	17.75	(514)	14.80	(206)	13.88

Outstanding, end of year	5,803	15.48	5,395	13.86	5,942	13.49

Exercisable at end of year	2,581	13.41	3,200	14.18	3,276	14.30

The following table summarizes information for stock options outstanding and exercisable at May 31, 2005:

	Outstanding			Exercisable
In thousands, except per share	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
Exercise prices between
$ 9.00 and $ 13.00	1,930	$11.21	4.8	1,657	$11.52
$14.68 and $ 20.88	3,873	17.61	7.5	924	16.79

Under APB No. 25, the Company does not recognize compensation expense related to options, as no options have been granted at a price below the fair market price on the date of grant. See “Note A – Summary of Significant Accounting Policies – Stock-Based Compensation” for pro forma disclosures required by SFAS No. 148.

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

To secure access to a facility used to regenerate acid used in certain steel processing locations, the Company has entered into unconditional purchase obligations with a third party under which three of the Company’s steel processing facilities deliver their spent acid for processing annually through fiscal 2019. In addition, the Company is required to pay for freight and utilities used in processing its acid. The aggregate amount of required future payments at May 31, 2005, is as follows (in thousands):

2006	$2,367
2007	2,367
2008	2,367
2009	2,367
2010	2,367
Thereafter	21,303

Total	$33,138

The Company may terminate the unconditional purchase obligations by assuming or otherwise repaying certain debt of the supplier which was $13,755,000 at May 31, 2005.

At the closing of the sale of the Decatur facility on August 1, 2004, the unconditional purchase obligation associated with Decatur was eliminated. The estimated termination cost was recorded in first quarter of fiscal 2005. See “Note N – Impairment Charges and Restructuring Expense” for more information.

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

Metal Framing: This segment consists of one business unit, Dietrich Industries, Inc. (“Dietrich”), which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States. Dietrich’s customers primarily consist of wholesale distributors, commercial and residential building contractors, and big box building material retailers.

Pressure Cylinders: This segment consists of one business unit, Worthington Cylinder Corporation (“Worthington Cylinders”). Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) cylinders, refrigerant gas cylinders and high-pressure and industrial/specialty gas cylinders. The LPG cylinders are used for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts, hand torches, propane-fueled camping equipment and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. High-pressure and industrial/specialty gas cylinders are containers for gases used in the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer manufacturers, and non-refillable cylinders for “Balloon Time®” helium kits.

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

In thousands	2005	2004	2003
Net sales
Processed Steel Products	$1,805,023	$1,373,145	$1,343,397
Metal Framing	848,029	661,999	539,358
Pressure Cylinders	408,271	328,692	321,790
Other	17,561	15,268	15,346

Total	$3,078,884	$2,379,104	$2,219,891

Operating income
Processed Steel Products	$125,964	$18,036	$80,998
Metal Framing	108,517	63,778	22,537
Pressure Cylinders	33,575	29,376	32,273
Other	(706)	(1,003)	(9,977)

Total	$267,350	$110,187	$125,831

Depreciation and amortization
Processed Steel Products	$27,103	$39,097	$41,796
Metal Framing	14,166	14,706	14,786
Pressure Cylinders	10,929	8,749	8,835
Other	5,676	4,750	4,002

Total	$57,874	$67,302	$69,419

Total assets
Processed Steel Products	$873,181	$888,661	$806,859
Metal Framing	498,665	471,972	392,010
Pressure Cylinders	268,862	168,496	164,833
Other	189,297	114,010	114,367

Total	$1,830,005	$1,643,139	$1,478,069

Capital expenditures
Processed Steel Products	$6,649	$6,136	$8,382
Metal Framing	20,549	10,269	10,398
Pressure Cylinders	4,925	3,182	3,462
Other	14,194	10,012	2,728

Total	$46,318	$29,599	$24,970

Net sales by geographic region for the years ended May 31 are shown in the following table:

In thousands	2005	2004	2003
United States	2,935,879	2,259,609	2,103,492
Canada	22,906	24,680	24,639
Europe	120,099	94,815	91,760

Total	$3,078,884	$2,379,104	$2,219,891

Net fixed assets by geographic region for the years ended May 31 are shown in the following table:

In thousands	2005	2004	2003
United States	526,756	528,596	712,530
Canada	2,378	2,552	3,138
Europe	23,822	24,246	27,376

Total	$552,956	$555,394	$743,044

Note I – Related Party Transactions

The Company purchases from and sells to affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2005, fiscal 2004 and fiscal 2003 totaled $27,674,000, $18,960,000 and $12,534,000, respectively. Expenses from affiliated companies for fiscal 2005, fiscal 2004 and fiscal 2003 totaled $13,652,000, 9,669,000 and $5,520,000, respectively. Accounts receivable related to these transactions were $3,178,000 and $2,901,000 at May 31, 2005 and 2004, respectively. Accounts payable to affiliated companies were $1,520,000 and $18,000 at May 31, 2005 and 2004, respectively.

Note J – Investments in Unconsolidated Affiliates

The Company’s investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. These equity investments and the percentage interest owned consist of Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Acerex, S.A. de C.V. (50%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (“VWS”) (49%), and Dietrich Residential Construction, LLC (50%).

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

On September 23, 2004, the Company formed a 50%-owned unconsolidated joint venture with Pacific Steel Construction Inc. (“Pacific”), Dietrich Residential Construction, LLC, to focus on residential steel framing, particularly for the military. Pacific contributed its existing contracts to the joint venture and the Company made a capital contribution of $1,500,000. The Company sells steel framing products manufactured in its Metal Framing segment to the joint venture for its projects. The joint venture focuses on the residential construction market, combining the Company’s expertise in steel framing with Pacific’s experience in military housing construction.

During fiscal 2003, TWB acquired the ownership interests of the minority partners, thereby increasing the Company’s ownership interest from 33% to 50% and resulting in an increase to shareholders’ equity of $2,450,000 (net of deferred taxes of $1,492,000).

The Company received distributions from unconsolidated affiliates totaling $28,520,000 and $12,152,000 in fiscal 2005 and fiscal 2004, respectively.

Financial information for affiliated companies accounted for using the equity method as of, and for the years ended May 31 was as follows:

In thousands	2005	2004	2003
Current assets	$315,308	$246,844	$173,195
Noncurrent assets	142,065	141,450	145,446
Current liabilities	155,894	143,750	70,044
Noncurrent liabilities	36,423	35,727	94,239
Net sales	767,041	604,243	484,078
Gross margin	163,947	133,218	96,880
Depreciation and amortization	20,234	19,369	18,001
Interest expense	3,421	2,804	2,208
Income tax expense	4,168	2,650	1,380
Net earnings	100,307	79,625	60,816

The Company’s share of undistributed earnings of unconsolidated affiliates was $51,360,000 at May 31, 2005.

Note K – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

In thousands, except per share	2005	2004	2003
Numerator (basic & diluted):
Net earnings – income available to common shareholders	$179,412	$86,752	$75,183
Denominator:
Denominator for basic earnings per share – weighted average shares	87,646	86,312	85,785
Effect of dilutive securities – stock options	857	638	752

Denominator for diluted earnings per share – adjusted weighted average shares	88,503	86,950	86,537

Earnings per share – basic	$2.05	$1.01	$0.88
Earnings per share – diluted	2.03	1.00	0.87

Stock options covering 2,319,218, 854,935 and 2,211,600 common shares for fiscal 2005, fiscal 2004 and fiscal 2003 have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

Note L – Operating Leases

The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $10,328,000 in fiscal 2005, $6,221,000 in fiscal 2004, and $9,377,000 in fiscal 2003. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2005, are as follows:

In thousands
2006	$7,537
2007	7,529
2008	7,286
2009	6,804
2010	5,663
Thereafter	22,578

Total	$57,397

On February 7, 2005, the SEC staff issued a letter clarifying the SEC’s position on application of accounting principles generally accepted in the United States for certain lease accounting rules. The letter addressed the SEC’s view of proper accounting for the amortization of leasehold improvements, rent holidays and escalations, and landlord or tenant incentives. The Company analyzed its leases to determine whether its lease accounting method conforms to the SEC’s position and made an immaterial adjustment during the fourth quarter of fiscal 2005.

Note M – Sale of Accounts Receivable

The Company and certain of its subsidiaries maintain a $100,000,000 revolving trade receivables securitization facility. Pursuant to the terms of the facility, these subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC sells, on a revolving basis, up to $100,000,000 undivided ownership interests in this pool of accounts receivable to independent third parties. The Company retains an undivided interest in this pool and is subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables past due, balances with foreign customers, concentrations over limits with specific customers and certain reserve amounts, the Company believes additional risk of loss is minimal. Also because of these exclusions, no discount occurs on the sale, and no gain or loss is recorded. Facility fees of $887,000, $1,641,000 and $3,292,000 were incurred during fiscal 2005, fiscal 2004 and fiscal 2003, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. The Company continues to service the accounts receivable. No servicing asset or liability has been recognized, as the Company’s cost to service the accounts receivable is expected to approximate the servicing income.

As of May 31, 2005, no undivided interest in this pool of accounts receivable had been sold. As of May 31, 2004, a $60,000,000 undivided interest in this pool of accounts receivable had been sold. The proceeds from the sale were reflected as a reduction of accounts receivable on the consolidated balance sheets and as operating cash flows in the consolidated statements of cash flows. The sale proceeds were used to pay down short-term debt.

Note N – Impairment Charges and Restructuring Expense

Effective August 1, 2004, the Company closed the sale of its Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80,392,000 cash. The sale excluded the slitting and cut-to-length assets and net working capital associated with this facility. The Company remains in a portion of the Decatur facility under a long-term lease with Nucor and continues to serve customers requiring steel processing services in the Company’s core business of slitting and cutting-to-length. As a result of a sale agreement on May 27, 2004, the Company recorded a $67,400,000 pre-tax charge during its fourth quarter ended May 31, 2004. The charge included $66,642,000 for the impairment of assets at the Decatur facility and $758,000 for severance and employee related costs. The severance and employee related costs were due to the elimination of 40 administrative, production and other employee positions. The after-tax impact of this charge was $41,788,000 or $0.48 per diluted share. An additional pre-tax charge of $5,608,000, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005 ended August 31, 2004. As of May 31, 2005, 35 employees had been terminated, and the Company had paid severance and other employee related costs of $471,000.

Also during the fourth quarter ended May 31, 2004, the Company took an impairment charge of $1,998,000 on certain of its European LPG assets. The after-tax impact of this charge was $1,239,000 or $0.01 per diluted share. The Company has had success in the European high-pressure and refrigerant cylinder product lines, but the LPG market was challenged by overcapacity and declining demand. The impairment was recorded as a write-down of original cost to fair market value with future depreciation expense to be based on this value.

During the quarter ended November 30, 2002, the Company recorded a favorable pre-tax adjustment for restructuring of $5,622,000. This credit was the result of higher-than-estimated proceeds from the sale of real estate at the Company’s former facility in Malvern, Pennsylvania, and the net reduction of previously established reserves, partially offset by estimated charges for the announced closure of three additional facilities discussed below.

The components of this adjustment are as follows:

In thousands
Gain on sale of Malvern assets	$(4,965)
Reductions to other reserves	(3,637)
Charge for three additional facilities	2,980

Total	$(5,622)

The closure of three additional facilities was announced during the quarter ended November 30, 2002. Two facilities from the Metal Framing segment and one from the Pressure Cylinders segment were affected. The Metal Framing facilities in East Brunswick, New Jersey, and Atlanta, Georgia, were considered redundant following the July 31, 2002, acquisition of Unimast Incorporated (together with its subsidiaries, “Unimast”). The Pressure Cylinders facility, located in Citronelle, Alabama, produced acetylene cylinders. The production of these cylinders was partially transferred to another plant and outsourced. The closure of these three facilities resulted in a $2,980,000 pre-tax restructuring charge. The restructuring charge included a write-down to estimated fair value of certain equipment, property related costs, severance and employee related costs and other items. Severance and employee related costs of $604,000 were due to the elimination of 69 administrative, production and other employee positions.

Sales that were historically generated by the closed plants were transferred to other Company facilities except for the sales from the Itu, Brazil, facility and sales related to the painted and coated products at the Malvern, Pennsylvania, facility. Net sales not transferred were $0 and $9,090,000 for fiscal 2004 and fiscal 2003, respectively. The related operating loss for these products was $105,000 and $659,000 for fiscal 2004 and fiscal 2003, respectively.

Note O – Goodwill and Other Intangibles

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The annual impairment test was performed during the fourth quarters of fiscal 2005 and fiscal 2004, and no goodwill was written off as a result. The Company has no intangibles with indefinite lives other than goodwill.

Goodwill by segment is summarized as follows at May 31:

In thousands	2005	2004
Metal Framing	$95,361	$95,361
Pressure Cylinders	72,906	22,408

	$168,267	$117,769

The change in Pressure Cylinders goodwill is due to the acquisition of certain assets of Western Industries, Inc., the purchase of the minority interest of the Czech republic facility (See “Note Q – Acquisitions”), and foreign currency translation adjustments.

Other amortizable intangible assets are summarized as follows at May 31:

	2005		2004
In thousands	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$10,191	$3,296	$9,562	$2,524
Customer relationships	7,200	1,693	—	—

Total	$17,391	$4,989	$9,562	$2,524

Amortization expense was $2,465,000, $757,000 and $1,591,000 for fiscal 2005, fiscal 2004 and fiscal 2003. Lives range from 2 to 15 years.

Estimated amortization expense for the next five fiscal years is as follows:

In thousands
2006	$2,345
2007	1,156
2008	1,156
2009	1,156
2010	1,156

Note P – Guarantees and Warranties

The Company has established reserves for anticipated sales returns and allowances including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at May 31, 2005 and 2004.

See “Note A – Summary of Significant Accounting Policies – Nonrecurring Losses” for additional information on the Company’s nonrecurring loss related to guarantees.

Note Q – Acquisitions

On September 17, 2004, the Company purchased substantially all of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”). This business operates two facilities in Wisconsin, which manufacture 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, propane-fueled camping equipment, portable heaters and tabletop grills. The Western Cylinder Assets were purchased for $65,119,000 in cash and were included in the Company’s Pressure Cylinders segment as of September 17, 2004. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets.

The purchase price was allocated as follows:

In thousands
Current assets	$8,376
Goodwill	48,789
Intangibles	7,200
Property, plant and equipment	5,866

Total assets	70,231

Other current liabilities	5,112

Total liabilities	5,112

Net cash paid	$65,119

All of the goodwill amount will be deductible for tax purposes. Intangibles include relationships and contracts customer lists that are being amortized generally over 2 -15 years.

On October 13, 2004, the Company purchased for $1,125,000 the 49% interest of the minority partner in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic. The purchase price was allocated to goodwill.

On November 5, 2004, the Company formed a 60%-owned consolidated Canadian metal framing joint venture with Encore Coils Holdings Ltd (“Encore”), operating under the name Dietrich Metal Framing Canada. The Company has contributed an aggregate of $1,700,000 to the joint venture. The joint venture manufactures steel framing products at its Canadian facilities in Mississauga, Vancouver and LaSalle, and also offers a variety of proprietary products supplied by the Company’s Metal Framing facilities in the United States. The assets and results of operations of this joint venture are consolidated in the Company’s Metal Framing segment.

On July 31, 2002, the Company acquired all of the outstanding stock of Unimast for $114,703,000 in cash (net of cash acquired) plus the assumption of $9,254,000 of debt. Unimast manufactures construction steel products, including light gauge steel framing, plastering steel and trim accessories, and serves the construction industry. The acquisition increased capacity for the Company’s existing products, expanded the Company’s product line to include Unimast’s complementary products and introduced new products to the Metal Framing segment, including metal corner bead and trim and vinyl construction accessories. The acquisition was accounted for using the purchase method, with results for Unimast included since the purchase date.

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

The following pro forma data summarizes the results of operations of the Company for fiscal 2003 assuming Unimast had been acquired at the beginning of the year. In preparing the pro forma data, adjustments have been made to conform Unimast’s accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense:

In thousands, except per share	2003
Net sales	$2,267,510
Net earnings	80,203

Earnings per share - basic	$0.93
Earnings per share - diluted	0.93

The pro forma information does not purport to be indicative of the results of operations that actually would have been obtained if the acquisition had occurred on the dates indicated or the results of operations that will be reported in the future.

Note R – Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended May 31:

In thousands, except per share	Three Months Ended
Fiscal 2005	August 31	November 30	February 28	May 31
Net sales	$769,340	$745,168	$747,414	$816,962
Gross margin	159,644	124,518	109,152	105,559
Net earnings	57,859	47,623	33,122	40,808

Earnings per share - basic	$0.66	$0.54	$0.38	$0.46
Earnings per share - diluted	0.66	0.54	0.37	0.46

Fiscal 2004	August 31	November 30	February 29	May 31
Net sales	$498,035	$540,078	$558,067	$782,924
Gross margin	48,983	67,242	86,533	172,612
Net earnings	5,917	16,883	24,529	39,423

Earnings per share - basic	$0.07	$0.20	$0.28	$0.45
Earnings per share - diluted	0.07	0.20	0.28	0.45

*The sum of the quarterly EPS data presented in the table may not equal the annual results due to the impact of dilutive securities on the annual versus the quarterly EPS calculations and rounding.

Results for the first quarter of fiscal 2005 ended August 31, 2004, were reduced by a $5,608,000 pre-tax charge related to the sale of the Decatur, Alabama, cold mill and related assets. This charge was mainly due to contract termination costs that could not be accrued until the sale closed, which occurred on August 1, 2004, and other adjustments to the charge recorded at May 31, 2004. The impact of this charge was a reduction in net earnings of $3,538,000 million ($0.04 per diluted share).

Results for the second quarter of fiscal 2005 ended November 30, 2004, were increased by $1,735,000 ($0.01 per diluted share) due to a reduction in estimated tax liabilities from favorable tax audit settlements and related developments.

Results for the third quarter of fiscal 2005 ended February 28, 2005, were reduced by $4,290,000 ($0.05 per diluted share) due to a one-time state tax adjustment recorded in that quarter. In January 2005, the Sixth Circuit Court of Appeals held the state of Ohio’s investment tax credit program unconstitutional.

Results for the second quarter of fiscal 2004 ended November 30, 2003, included a credit to income tax expense of $1,361,000 ($0.01 per diluted share) from an adjustment to deferred taxes.

Results for the fourth quarter of fiscal 2004 ended May 31, 2004, included a pre-tax restructuring charge in the aggregate amount of $69,398,000 ($0.49 per diluted share, net of tax) related to impairment of certain assets and other related costs at the Decatur, Alabama, steel-processing facility and certain assets related to the European operations of the Pressure Cylinders segment. This quarter also included a credit of $6,364,000 ($0.07 per diluted share) to income tax expense for the favorable resolution of certain tax audits.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
Description	Balance at Beginning of Period	Additions			Deductions – Describe		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts – Describe

Year Ended May 31, 2005:

Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$6,870,000	$5,583,000	$104,000(A	)	$1,332,000(B	)	$11,225,000

Year Ended May 31, 2004:

Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$5,267,000	$2,491,000	$108,000(A	)	$997,000(B	)	$6,870,000

Year Ended May 31, 2003:

Deducted from asset accounts:
Allowance for possible losses on trade accounts receivable	$8,215,000	$178,000	$627,000(A	)	$3,753,000(B	)	$5,267,000

Note A – Miscellaneous amounts.

Note B – Uncollectible accounts charged to the allowance.

Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No response required.

Item 9A. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to Worthington Industries, Inc. and our consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of Worthington Industries, Inc., including this Annual Report on Form 10-K, are being prepared.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Worthington Industries, Inc. and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Worthington Industries, Inc. and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Worthington Industries, Inc. and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Worthington Industries, Inc. and our consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

On September 17, 2004, Worthington Cylinders acquired substantially all of the net assets (other than real property) of the propane and specialty gas cylinder business of Western Industries, Inc. (the “Western Cylinder Assets”). As permitted by the Securities and Exchange Commission, management excluded the Western Cylinder Assets from management’s assessment of internal control over financial reporting as of May 31, 2005. This business constituted approximately 1% of consolidated total assets (excluding goodwill and other indefinite-lived intangible assets) as of May 31, 2005, and 1.5% of consolidated net sales for the fiscal year ended May 31, 2005. The Western Cylinder Assets will be included in management’s assessment of the internal control over financial reporting for Worthington Industries, Inc. and our consolidated subsidiaries as of May 31, 2006.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of May 31, 2005, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of Worthington Industries, Inc.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued an attestation report concurring with management’s assessment, which is included under “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

New ERP System

We are in the process of implementing a new software based enterprise resource planning (“ERP”) system throughout much of Worthington Industries, Inc. and our consolidated subsidiaries. Implementing a new system results in changes to business processes and related controls. We believe that we are adequately controlling the transition to the new processes and controls and that there will be no negative impact to our internal control environment. In fact, one of the expected benefits of the fully implemented ERP system is an enhancement of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no significant changes (except for the ERP changes noted above), which occurred during our fourth fiscal quarter of the period covered by this Annual Report of Form 10-K, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. – Other Information

The Compensation and Stock Option Committee of the Board of Directors of Worthington Industries, Inc. (the “Compensation Committee”) has implemented a long-term incentive program in which executive officers and other key employees of Worthington Industries, Inc. and its subsidiaries (collectively, the “Company”) participate, which anticipates consideration of long-term performance awards based upon achieving measurable financial criteria over a multiple-year period. Under this program, performance awards have been granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (the “1997 LTIP”) with payouts based upon achieving performance levels over a three-year period. For corporate executives and employees, payouts of performance awards are generally tied to achieving specific levels (threshold, target and maximum), of corporate economic value added and earnings per share for the performance period with each performance measure carrying a 50% weighting. For business unit executives and employees, corporate economic value added and earnings per share measures together carry a 50% weighting and an operating income measure for the appropriate business unit is weighted 50%. If the performance level falls between “threshold” and “target” or between “target” and “maximum”, the award is prorated. Under the 1997 LTIP, the level of payouts, if any, is determined by the Compensation Committee after financial results for the applicable performance period are available and are generally paid within three months following the end of the applicable performance period. Performance awards may be paid in cash, in Common Shares of Worthington Industries, Inc., or other property or any combination thereof, at the sole discretion of the Compensation Committee at the time of payment.

Grants and payouts of long-term incentive awards under the 1997 LTIP have been shown in the Company’s Proxy Statements under the heading “EXECUTIVE COMPENSATION.” Information on performance awards granted to named executives of the Company on May 20, 2005 and payout performance LTIP awards granted for the three-year period ended May 31, 2005 will be shown under the headings “EXECUTIVE COMPENSATION – Long-Term Incentive Plan Awards” and EXECUTIVE COMPENSATION – Summary of Cash and Other Compensation,” respectively in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 29, 2005 (the “2005 Proxy Statement”). The relevant portions of the 2005 Proxy Statement are incorporated by reference into “Item 11 – Executive Compensation” of this Annual Report on Form 10-K. The 1997 LTIP is filed as Exhibit 10(e) of the Annual Report on Form 10-K filed by Worthington Industries, Inc., a Delaware corporation, for the fiscal year ended May 31, 1997 (SEC File No. 0-4016) and incorporated by reference as Exhibit 10.6 of this Annual Report on Form 10-K and the form of Performance Award under the 1997 LTIP is filed as Exhibit 10.21 of this Annual Report on Form 10-K.

PART III

Item 10. – Directors and Executive Officers of the Registrant

In accordance with General Instruction G(3) of Form 10-K, the information regarding directors required by Item 401 of SEC Regulation S-K is incorporated herein by reference from the material to be included under “PROPOSAL 1: ELECTION OF DIRECTORS” in the 2005 Proxy Statement. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the heading “Supplemental Item. – Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is incorporated herein by reference from material to be included under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the 2005 Proxy Statement.

Information concerning the Registrant’s Audit Committee and the determination by the Registrant’s Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference from the information which will be included under the headings “PROPOSAL 1: ELECTION OF DIRECTORS – Committees and Meetings of the Board – Committees of the Board” and “PROPOSAL 1: ELECTION OF DIRECTORS – Committees and Meetings of the Board – Audit Committee” in the Registrant’s Proxy Statement. Information concerning the nomination process for director candidates is incorporated herein by reference from the information which will be included under the headings “PROPOSAL 1: ELECTION OF DIRECTORS – Committees and Meetings of the Board – Nominating and Governance Committee” and “PROPOSAL 1: ELECTION OF DIRECTORS – Nominating Procedures” in the Registrant’s Proxy Statement.

The Registrant’s Board of Directors has adopted Charters for each of the Audit Committee, the Compensation and Stock Option Committee, the Executive Committee and the Nominating and Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

In accordance with the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual, the Board of Directors of the Registrant has adopted a Business Code of Conduct covering the directors, officers and employees of the Registrant, including the Registrant’s Chairman of the Board and Chief Executive Officer (the principal executive officer), the Registrant’s President and Chief Financial Officer (the principal financial officer) and the Registrant’s Controller (the principal accounting officer). The Registrant will disclose the following events, if they occur, on the “Corporate Governance” page of the Investor Relations section of the Registrant’s website located at www.worthingtonindustries.com within the time period following their occurrence as required by the applicable rules of the SEC and the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual: (A) the nature of any amendment to a provision of the Registrant’s Business Code of Conduct that (i) applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Business Code of Conduct granted to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Corporate Governance Guidelines and the Business Code of Conduct is posted on the “Corporate Governance” page of the Investor Relations section of the Registrant’s website located at www.worthingtonindustries.com. Interested persons may also obtain copies of each of these documents, without charge, by writing to the Investor Relations Department of the Registrant at Worthington Industries, Inc., 200 Old Wilson Bridge Road, Columbus, Ohio 43085, Attention: Allison M. Sanders. In addition, a copy of the Business Code of Conduct was filed as Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 11. – Executive Compensation

In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 is incorporated herein by reference from the material which will be contained in the Proxy Statement under the headings “PROPOSAL 1: ELECTION OF DIRECTORS – Compensation of Directors” and “EXECUTIVE COMPENSATION.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference from the material which will be contained in the Proxy Statement under the heading “CERTAIN BENEFICIAL OWNERS OF COMMON SHARES.” The information required by this Item 12 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference from the material contained in the Proxy Statement under the heading “EXECUTIVE COMPENSATION – Equity Compensation Plan Information.”

Item 13. – Certain Relationships and Related Transactions

In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 13 is incorporated herein by reference to the information for John H. McConnell and John P. McConnell which will be contained under the heading “CERTAIN BENEFICIAL OWNERS OF COMMON SHARES” in the Proxy Statement and by reference to the material set forth under the caption “TRANSACTIONS WITH CERTAIN RELATED PARTIES” in the Proxy Statement.

Item 14. – Principal Accountant Fees and Services

In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 14 is incorporated herein by reference from the information which will be contained in the Proxy Statement under the headings “AUDIT COMMITTEE MATTERS – Fees of Independent Auditors” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Auditors.”

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2005 and 2004

Consolidated Statements of Earnings for the fiscal years ended May 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the fiscal years ended May 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2005, 2004 and 2003

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3)	Listing of Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”

(c)	The financial statement schedule listed in Item 15(a)(2) is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: August 15, 2005	By:	/s/ John P. McConnell
John P. McConnell
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	August 15, 2005	Director, Chairman of the Board Chief Executive Officer

/s/ John S. Christie John S. Christie	August 15, 2005	Director, President and Chief Financial Officer

/s/ Richard G. Welch Richard G. Welch	August 15, 2005	Controller (Principal Accounting Officer)

* John B. Blystone	*	Director

* William S. Dietrich, II	*	Director

* Michael J. Endres	*	Director

* Peter Karmanos, Jr.	*	Director

* John R. Kasich	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors and filed with this report.

*By:	/s/ John P. McConnell	Date: August 15, 2005
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

2

Asset Purchase Agreement, entered into as of May 26, 2004, by and among Nucor Steel Decatur, LLC; Worthington Steel Company of Decatur, L.L.C.; Nucor Corporation; and Worthington Industries, Inc. (excluding exhibits and schedules)

Incorporated herein by reference to Exhibit 2 to the Annual Report on Form 10-K of Worthington Industries, Inc. (the “Registrant”) for the fiscal year ended May 31, 2004 (SEC File No. 1-8399)

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with Ohio Secretary of State on October 13, 1998	Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

3.2	Code of Regulations of Worthington Industries, Inc., as amended through September 28, 2000 [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (SEC File No. 1-8399)

4.1	Form of Indenture, dated as of May 15, 1996, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee, relating to up to $450,000,000 of debt securities

Incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K of Worthington Industries, Inc., a Delaware corporation (“Worthington Delaware”), for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

4.2	Form of 7-1/8% Note due May 15, 2006	Incorporated herein by reference to Exhibit 4(b) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

4.3	Form of 6.7% Note due December 1, 2009	Incorporated herein by reference to Exhibit 4(f) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

4.4	Second Supplemental Indenture, dated as of December 12, 1997, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee	Incorporated herein by reference to Exhibit 4(g) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

4.5

Third Supplemental Indenture, dated as of October 13, 1998, among Worthington Industries, Inc., a Delaware corporation, Worthington Industries, Inc., an Ohio corporation, and PNC Bank, National Association (formerly known as PNC Bank, Ohio, National Association)

Incorporated herein by reference to Exhibit 4(h) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

4.6

$435,000,000 Amended and Restated Revolving Credit Agreement, dated as of July 22, 2004, among Worthington Industries, Inc.; the Lenders from time to time party thereto; PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent; and The Bank of Nova Scotia, as Syndication Agent and Sole Bookrunner

Filed herewith

4.7

Note Purchase Agreement, dated December 17, 2004, between Worthington Industries, Inc. and Allstate Life Insurance Company, Connecticut General Life Insurance Company, United of Omaha Life Insurance Company and Principal Life Insurance Company

Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.8	Form of Floating Rate Senior Note due December 17, 2014	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.9	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Filed herewith

10.2	Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan*	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (SEC File No. 1-8399)

10.3	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. 2005 Deferred Compensation Plan for Directors*	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 1-8399)

10.6	Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals approved by shareholders on September 25, 2003) *	Incorporated herein by reference to Exhibit 10(e) of Worthington Delaware’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

10.7	Form of Non-Qualified Stock Option Agreement for stock options granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.8	Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (reflects amendments through September 25, 2003)*	Incorporated herein by reference to Exhibit 10(l) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10.9	Form of Non-Qualified Stock Option Agreement for stock options granted under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors*	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.10	Worthington Industries, Inc. 2003 Stock Option Plan (as approved by shareholders on September 25, 2003)*	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10.11	Form of Non-Qualified Stock Option Agreement for stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.12

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.13

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, Worthington Industries, Inc., members of various purchaser groups from time to time party thereto and PNC Bank, National Association

Incorporated herein by reference to Exhibit 10(h)(ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.14

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among members of various purchaser groups from time to time party thereto and the various originators listed therein and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.15

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, Worthington Industries, Inc., the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Filed herewith

10.16	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.17	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.18

Letter Agreement, dated as of November 24, 2004, among Worthington Receivables Corporation, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, for the purpose of extending the facility termination date as contemplated by Section 1.10 of Receivables Purchase Agreement, dated as of November 30, 2000

Filed herewith

10.19	Description of The Worthington Industries, Inc. Executive Bonus Plan *	Filed herewith

10.20	Summary of Cash Compensation for Directors of Worthington Industries, Inc.*	Filed herewith

10.21	Form of Long-Term Incentive Performance Award Letter*	Filed herewith

14	Business Code of Conduct	Incorporated herein by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

*Indicates management contract, compensatory plan or other arrangement