Form 10-Q
period 2005-08-31
WORTHINGTON INDUSTRIES INC
filed 2005-10-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

(614) 438-3210
(Registrant’s telephone number, including area code)

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of September 30, 2005, 88,183,137 of the registrant’s common shares, without par value, were outstanding.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing, changes in product mix and market acceptance of products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the ability to realize cost savings and operational efficiencies on a timely basis;
•	the ability to integrate newly-acquired businesses and achieve synergies therefrom;
•	capacity levels and efficiencies within facilities and within the industry as a whole;
•	financial difficulties of customers, suppliers, joint venture partners and others with whom we do business;
•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•	the effect of adverse weather on suppliers, customers, markets, facilities and shipping operations;
•	changes in customer inventories, spending patterns and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure;
•	acts of war and terrorist activities;
•	the ability to improve processes and business practices to keep pace with the economic, competitive and technological environment;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•	level of imports and import prices in our markets;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•	other risks described from time to time in filings with the Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 31, 2005	May 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$112,748	$57,249
Short-term investments	37,999	—
Receivables, net	349,567	404,506
Inventories
Raw materials	198,267	227,718
Work in process	85,300	97,168
Finished products	86,817	100,837

	370,384	425,723
Deferred income taxes	19,386	19,490
Prepaid expenses and other current assets	32,392	31,365

Total current assets	922,476	938,333
Investments in unconsolidated affiliates	137,430	136,856
Goodwill	168,619	168,267
Other assets	36,486	33,593

Property, plant and equipment	1,082,221	1,071,696
Less accumulated depreciation	531,018	518,740

	551,203	552,956

Total assets	$1,816,214	$1,830,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258,833	$280,181
Current maturities of long-term debt	142,922	143,432
Other current liabilities	111,832	121,830

Total current liabilities	513,587	545,443
Other liabilities	60,359	56,262
Long-term debt	245,000	245,000
Deferred income taxes	116,702	119,462
Minority interest	41,891	43,002
Shareholders' equity	838,675	820,836

Total liabilities and shareholders' equity	$1,816,214	$1,830,005

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended August 31,
	2005	2004
Net sales	$694,147	$769,340
Cost of goods sold	618,795	609,696

Gross margin	75,352	159,644
Selling, general and administrative expense	47,807	64,831
Impairment charges and other	—	5,608

Operating income	27,545	89,205
Other income (expense):
Miscellaneous income (expense)	358	(3,459)
Interest expense	(6,727)	(5,722)
Equity in net income of unconsolidated affiliates	13,212	13,296

Earnings before income taxes	34,388	93,320
Income tax expense	5,981	35,461

Net earnings	$28,407	$57,859

Average common shares outstanding - basic	87,971	87,188

Earnings per share - basic	$0.32	$0.66

Average common shares outstanding - diluted	88,470	88,112

Earnings per share - diluted	$0.32	$0.66

Cash dividends declared per share	$0.17	$0.16

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2005	2004
Operating activities:
Net earnings	$28,407	$57,859
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	14,360	14,059
Impairment charges and other	—	5,608
Other adjustments	(1,096)	(21,137)
Changes in assets and liabilities	79,857	(105,470)

Net cash provided (used) by operating activities	121,528	(49,081)

Investing activities:
Investment in property, plant and equipment, net	(12,876)	(11,484)
Proceeds from sale of assets	934	81,960
Purchases of short-term investments	(67,999)	—
Sales of short-term investments	30,000	—

Net cash provided (used) by investing activities	(49,941)	70,476

Financing activities:
Principal payments on long-term debt	(513)	(1,851)
Dividends paid	(14,950)	(13,915)
Other	(625)	3,326

Net cash used by financing activities	(16,088)	(12,440)

Increase in cash and cash equivalents	55,499	8,955
Cash and cash equivalents at beginning of period	57,249	1,977

Cash and cash equivalents at end of period	$112,748	$10,932

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended August 31, 2005 and 2004

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2005 (“fiscal 2005”).

Short-term Investments: At August 31, 2005, the Company held $37,999,000 of short-term investments, which consist of auction rate municipal bonds classified as available-for-sale securities. The investment in these securities is recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments.

NOTE B – Industry Segment Data

Summarized financial information for the Company’s reportable segments is shown in the following table. The “Other” category includes corporate related items, results of immaterial operations, and income and expense not allocable to the reportable segments.

	Three Months Ended August 31,
In thousands	2005	2004
Net sales
Processed Steel Products	$373,438	$453,827
Metal Framing	208,665	238,391
Pressure Cylinders	107,053	73,227
Other	4,991	3,895

	$694,147	$769,340

Operating income
Processed Steel Products	$9,014	$35,795
Metal Framing	10,243	51,512
Pressure Cylinders	7,954	3,189
Other	334	(1,291)

	$27,545	$89,205

	Aug. 31, 2005	May 31, 2005
		(Audited)
Total assets
Processed Steel Products	$782,712	$873,181
Metal Framing	487,534	498,665
Pressure Cylinders	258,204	268,862
Other	287,764	189,297

	$1,816,214	$1,830,005

NOTE C – Comprehensive Income

The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended August 31,
In thousands	2005	2004
Net earnings	$28,407	$57,859
Foreign currency translation	(159)	478
Cash flow hedges	2,534	(1,149)
Other	836	19

Total comprehensive income	$31,618	$57,207

NOTE D – Stock-Based Compensation

At August 31, 2005, the Company had stock option plans for employees and non-employee directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the fair market value of the underlying common shares of Worthington Industries, Inc. on the date of the grant. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994, under the fair value method prescribed by that statement.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and it supercedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will not be an alternative. SFAS 123(R) is effective for all fiscal years beginning after June 15, 2005, and thus will become effective for the Company in fiscal 2007. Early adoption will be permitted in periods in which financial statements have not yet been issued.

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

The adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. Stock option expense after the adoption of SFAS 123(R) is not expected to be materially different than the expense reported in the table below, but this will not be known until a full analysis of the impact of SFAS 123(R) is completed. The impact will largely depend on levels of share-based payments granted in the future.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for stock option plans using the fair value method, as required by SFAS 123, for the periods indicated:

	Three Months Ended August 31,
In thousands, except per share	2005	2004
Net earnings, as reported	$28,407	$57,859
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	483	361

Pro forma net earnings	$27,924	$57,498

Earnings per share:
Basic, as reported	$0.32	$0.66
Basic, pro forma	$0.32	$0.66
Diluted, as reported	$0.32	$0.66
Diluted, pro forma	$0.32	$0.66

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

	Three Months Ended August 31,
In thousands	2005	2004
Defined benefit plans:
Service cost	$243	$196
Interest cost	247	170
Expected return on plan assets	(199)	(153)
Net amortization and deferral	81	89

Net pension cost on defined benefit plans	$372	$302

The Company expects to fund its pension obligations with a $2,659,000 payment in fiscal 2006.

NOTE F – Income Taxes

The Company regularly evaluates its tax risks as required by SFAS No. 5, Accounting for Contingencies. During the first quarter ended August 31, 2005, the Company reduced its estimated tax liabilities by $945,000 due to favorable tax audit settlements and related developments. Also during the first quarter of fiscal 2006, the Company’s net earnings were increased by $4,568,000 due to an adjustment to reduce its deferred tax liabilities as a result of the new Ohio corporate tax legislation enacted June 30, 2005. In addition, the Company’s net earnings were increased due to an adjustment to reduce its accrued income taxes in the amount of $683,000 for the first 20% phase out of the Ohio franchise tax.

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

The Company is still evaluating the potential effect this provision will have should it decide to repatriate earnings from foreign operations. This evaluation will be completed in fiscal 2006. Depending on the outcome of this evaluation, the Company could repatriate up to $74,300,000, representing all of its foreign earnings. The corresponding tax effect of a total repatriation would be $3,900,000.

NOTE G – Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. These equity investments and the percentage interest owned consist of Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Acerex, S.A. de C.V. (50%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (49%), and Dietrich Residential Construction, LLC (50%).

The Company received distributions from these affiliated companies totaling $12,563,000 during the three months ended August 31, 2005.

Combined financial information for these affiliated companies is summarized in the following table:

In thousands	August 31, 2005	May 31, 2005
Cash	$122,530	$111,070
Other current assets	189,426	204,239
Noncurrent assets	139,109	142,065
Current maturities of long-term debt	50,000	56,000
Other current liabilities	88,020	99,894
Long-term debt	42,755	33,362
Other noncurrent liabilities	3,893	3,061

	Three Months Ended August 31,
	2005	2004
Net sales	$204,715	$179,088
Gross margin	41,567	41,137
Depreciation and amortization	4,985	4,978
Interest expense	1,237	738
Income tax expense	758	984
Net earnings	25,897	25,571

NOTE H – Subsequent Events

On September 29, 2005, Worthington Industries, Inc. amended and restated its $435,000,000 long-term revolving credit facility. The amendment provides for an extension of the facility commitments to September 2010; replaces the leverage ratio (debt-to-EBITDA) financial covenant with an interest coverage ratio (EBITDA-to-interest expense) financial covenant of not less than 3.25 times; and reduces the facility fees payable. The proceeds of the amended and restated facility may be used to fund general corporate purposes including working capital, capital expenditures, acquisitions and dividends. The facility was unused at September 29, 2005 and August 31, 2005.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q.

Overview

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (“fiscal 2005”), includes additional information about our Company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “Worthington,” or the “Company”), is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of August 31, 2005, excluding our joint ventures, we operated 46 manufacturing facilities worldwide, principally in three reportable business segments: Processed Steel Products, Metal Framing and Pressure Cylinders. We also held equity positions in nine joint ventures, which operated 19 manufacturing facilities worldwide as of August 31, 2005.

We monitor certain national and industry data to better understand the markets in which each of our business segments operates. During the first quarter of fiscal 2006, domestic GDP continued its upward trend and was up 3% over the preceding year. However, the GDP growth rate slowed to less than 1% over the quarter ended May 31, 2005. The automotive industry, that represents approximately 33% of our sales, had mixed results. North American vehicle production was 1% higher, but “Big Three” automotive (collectively, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp.) production was down 5% compared to last year. Our tons shipped to the Big Three increased 19% due to new programs and sales of certain popular models; however, this could not offset the decrease in volumes to our other automotive customers. Our total automotive volumes decreased 9% for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. In commercial construction, which is approximately 38% of our business, the U.S. Census Bureau’s Index of Private Construction Spending was 3% above last year’s first fiscal quarter. Construction activity in our largest market, office buildings, improved slightly less at 2% above last year.

Over the last 18 months, the steel industry experienced unprecedented steel price fluctuations. During the second half of fiscal 2004 and the first four months of fiscal 2005, the People’s Republic of China (“China”) was a net importer of steel as its demand for steel exceeded its production capabilities. This increased the demand for steel in the worldwide market and reduced the availability of foreign steel in the United States. Also, a weaker U.S. dollar and higher transportation costs made foreign steel more expensive than domestic steel and further reduced the supply of imports to the United States. As China increased its production capabilities, it required more steel-making raw materials, especially coke and scrap steel. This resulted in shortages of these key raw materials fueling further increases in steel prices. Finally, the consolidation of the steel industry within the United States reduced the availability of steel. All of these factors combined during this period of time to cause the unprecedented increase in steel prices.

Steel prices peaked in September 2004 and continued to decline until the end of this current fiscal quarter. China increased steel production significantly contributing to global supply, placing significant downward pressure on prices. In addition, excess inventories and lower production from automotive and other key metalworking sectors reduced demand. However, during August 2005, some mills announced price increases as order levels improved. The automotive sector demand has increased as customer incentives have drawn down inventories.

The recent hurricanes had no direct impact on the Company’s 65 facilities. However some Metal Framing customers’ plants have shut down. We estimate that 2-3% of Metal Framing’s business was lost and recovery may take a year or more. A significant rebuilding period should follow that would benefit this segment. We believe that the effects from the recent hurricanes will be primarily energy and transportation related and will not be material to our consolidated financial position or future results of operations.

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

Results of Operations

First Quarter - Fiscal 2006 Compared to Fiscal 2005

    Consolidated Operations

The results of our operations are mainly driven by two factors, demand and the spread between average selling price and material cost. Our inventory costing methods approximate a first-in, first-out (“FIFO”) inventory flow and can significantly affect the spread. In a rising steel-price environment, our reported income is often favorably impacted as inventory acquired during the two to three previous months at lower prices flows through cost of goods sold and our selling prices increase to meet the rising cost of steel. In a decreasing steel-price environment, the inverse often occurs as higher-priced inventory on hand flows through cost of goods sold and our selling prices decrease. This results in what we refer to as inventory holding gains or losses. We strive to limit this impact by controlling inventory levels and setting selling prices in accordance with market conditions.

The extreme fluctuation in steel prices over the last twelve months has magnified the impact of the inventory holding gains and losses. This is evident when comparing our results for the first quarter of fiscal 2006 with results for the same quarter of the prior year. Average hot-roll prices were 30% lower during the first quarter of fiscal 2006, versus the comparable quarter of fiscal 2005, and 19% lower than the quarter ended May 31, 2005. The quarter ended August 31, 2005, was negatively impacted by an inventory holding loss estimated at $0.24 per share. The quarter ended August 31, 2004, contained an estimated inventory holding gain of $0.26 per share. The impact of the inventory holding loss in the current quarter was softened as days in inventory went from 70 days at August 31, 2004, to 58 days at August 31, 2005.

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
	2005			2004
In millions, except per share	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$694.1	100.0%	-10%	$769.3	100.0%
Cost of goods sold	618.8	89.2%	1%	609.7	79.2%

Gross margin	75.3	10.8%	-53%	159.6	20.8%
Selling, general and administrative expense	47.8	6.9%	-26%	64.8	8.4%
Impairment charges and other	—	0.0%		5.6	0.7%

Operating income	27.5	4.0%	-69%	89.2	11.7%
Other income (expense):
Miscellaneous income (expense)	0.4	0.1%		(3.5)	-0.5%
Interest expense	(6.7)	-1.0%	18%	(5.7)	-0.7%
Equity in net income of unconsolidated affiliates	13.2	1.9%	-1%	13.3	1.7%

Earnings before income taxes	34.4	5.0%	-63%	93.3	12.1%
Income tax expense	6.0	0.9%	-83%	35.5	4.6%

Net earnings	$28.4	4.1%	-51%	$57.8	7.5%

Average common shares outstanding - diluted	88.5			88.1

Earnings per share - diluted	$0.32		-52%	$0.66

Net earnings decreased $29.4 million, to $28.4 million for the first quarter of fiscal 2006, from $57.8 million for the comparable quarter of fiscal 2005. Diluted earnings per share decreased $0.34 per share to $0.32 per share from $0.66 per share for the prior fiscal year. Net earnings for the first quarter of fiscal 2006 were positively impacted by a $5.3 million reduction in taxes, or $0.06 per diluted share, related to the modification of corporate tax laws in the state of Ohio enacted June 30, 2005. Net earnings for the first quarter of fiscal 2005 were reduced by a $5.6 million pre-tax charge related to the sale of our Decatur, Alabama, steel-processing facility and its cold-rolling assets.

Net sales decreased 10%, or $75.2 million, to $694.1 million for the first quarter of fiscal 2006 from $769.3 million for the comparable quarter last fiscal year. The decrease was due to both lower pricing, which reflected the lower steel prices that prevailed during the first quarter of fiscal 2006 versus the comparable period of fiscal 2005, and overall lower volumes. The volume decline was primarily due to reduced volumes in the Processed Steel segment, partially offset by improved demand in the Pressure Cylinder and Metal Framing segments.

Gross margin decreased 53%, or $84.3 million, to $75.3 million for the first quarter of fiscal 2006 from $159.6 million for the comparable quarter last fiscal year. Steel prices for the first quarter of fiscal 2006 were lower than for the comparable period in fiscal 2005. An unfavorable pricing spread accounted for $93.3 million of the decrease offset by a $9.2 million decrease in direct labor and manufacturing expenses. The decrease in direct labor and manufacturing expenses was mainly due to a decrease in profit sharing and bonus expense driven by lower earnings. Collectively, these factors decreased gross margin as a percentage of net sales to 10.8% for the first quarter of fiscal 2006 compared to 20.8% for the comparable quarter of fiscal 2005.

Selling, general and administrative (“SG&A”) expense as a percentage of net sales decreased to 6.9% for the first quarter of fiscal 2006 compared to 8.4% of net sales for the comparable quarter of the prior year. In total, SG&A expense decreased 26%, or $17.0 million, to $47.8 million for the first quarter of fiscal 2006 from $64.8 million for the comparable quarter of fiscal 2005. This decrease was primarily due to a $13.4 million decrease in profit sharing and bonus expense driven by lower earnings.

Miscellaneous income (expense) increased $3.9 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. This was due to investment returns on cash and short-term investments and the reduced minority interest elimination for our consolidated joint ventures due to lower earnings of those joint ventures.

Interest expense increased 18% or $1.0 million due to higher rates and borrowings.

Equity in net income of unconsolidated affiliates decreased slightly, to $13.2 million for the first quarter from $13.3 million. The unconsolidated joint ventures generated $204.7 million in sales during the first quarter of fiscal 2006. Joint venture income continues to be a consistent and significant contributor to our profitability.

Income tax expense decreased 83% or $29.5 million due to lower earnings and to modifications to the corporate tax laws for the state of Ohio. The new tax law changes, which are ongoing in nature, resulted in a $5.3 million favorable benefit this quarter, the majority of which is due to the one-time impact of lower rates on deferred taxes. We estimate that our effective tax rate will be 35.4% for fiscal 2006 before any estimated tax liabilities and Ohio corporate tax law adjustments.

Segment Operations

Processed Steel Products

The first quarter of the prior fiscal year was the most profitable in this segment’s history. Volumes were strong, up 13% compared to fiscal 2004. The spread between average selling price and material cost was at an all time high, due largely to the inventory holding gains discussed earlier.

The segment’s results for the first quarter of fiscal 2006 were well below the same period a year ago as the spread contracted. Selling prices dropped throughout the quarter as we shipped material purchased earlier at higher prices. Volume also declined, partially due to market conditions as demand from certain sectors, such as the automotive suppliers, was off from the prior year. Also contributing to the decline was the sale of certain Decatur assets.

The following table presents a summary of operating results for the Processed Steel Products segment for the periods indicated:

	Three Months Ended August 31,
	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$373.4	100.0%	-18%	$453.8	100.0%
Cost of goods sold	346.6	92.8%	-9%	382.4	84.3%

Gross margin	26.8	7.2%	-62%	71.4	15.7%
Selling, general and administrative expense	17.8	4.8%	-41%	30.0	6.6%
Impairment charges and other	—			5.6	1.2%

Operating income	$9.0	2.4%	-75%	$35.8	7.9%

Tons shipped	842		-13%	964
Material cost	$286.5	76.7%	-7%	$309.7	68.2%

Operating income decreased 75%, or $26.8 million, to $9.0 million, or 2.4% of net sales, for the first quarter of fiscal 2006 from $35.8 million, or 7.9% of net sales, for the comparable quarter of fiscal 2005. The narrower spread between average selling price and material cost decreased operating income by $38.5 million. The lower spread contributed to the 62%, or $44.6 million, decline in gross margin to $26.8.million, or 7.2% of net sales, for the first three months of fiscal 2006. This compared to gross margin of $71.4 million, or 15.7% of net sales, for the comparable period of fiscal 2005. Operating income was favorably impacted by a $12.5 million decline in operating expenses. The decline in operating expenses was due to the sale of Decatur, lower volume and a decrease in profit sharing and bonus expense. Net sales decreased 18%, or $80.4 million, to $373.4 million from $453.8 million, primarily due to a decrease in volume of $73.1 million, of which $38.1 million was due to the sale of certain Decatur assets. SG&A decreased $12.2 million, to 4.8% of net sales, for the first quarter of fiscal 2006, down from 6.6% of net sales for the first quarter of fiscal 2005. The decline in SG&A was largely due to a decrease of $9.1 million in profit sharing and bonus expense driven by lower earnings and a $1.6 million decrease in fees related to the ongoing ERP implementation.

Metal Framing

The Metal Framing segment’s customers have, by and large, finished a nearly year long period of destocking, and demand has picked up generally. Year over year volumes were up 3% but were not enough to offset the impact of lower pricing. Unfortunately, the recent hurricanes have damaged or destroyed the operations of several customers in the Gulf region. We estimate that 2-3% of the Metal Framing business was lost, at least temporarily and recovery may take a year or more. We believe that after this initial slowdown a significant rebuilding effort will most likely benefit this segment’s business for some time.

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Three Months Ended August 31,
	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$208.7	100.0%	-12%	$238.4	100.0%
Cost of goods sold	179.4	86.0%	10%	162.5	68.2%

Gross margin	29.3	14.0%	-61%	75.9	31.8%
Selling, general and administrative expense	19.0	9.1%	-22%	24.4	10.2%

Operating income	$10.3	4.9%	-80%	$51.5	21.6%

Tons shipped	184		3%	178
Material cost	$138.5	66.4%	17%	$118.1	49.5%

Operating income decreased $41.2 million to $10.3 million, or 4.9% of net sales, for the first quarter of fiscal 2006 from $51.5 million, or 21.6% of net sales, for the comparable quarter of fiscal 2005. The primary driver of this decrease was the narrowing of the spread between average selling price and material cost due to the impact of higher priced inventory in a falling price environment compared to the year ago quarter when the reverse was true. Net sales decreased 12%, or $29.7 million, to $208.7 million for the first quarter of fiscal 2006 from $238.4 million for the comparable quarter of fiscal 2005 due to the impact of lower pricing of $37.2 million partially offset by the impact of an increase in volume of $7.4 million. Gross margin decreased $46.6 million, to $29.3 million, from $75.9 million in the comparable quarter in fiscal 2005 and, as a percentage of net sales, gross margin was 14.0% compared to 31.8% for the comparable quarter in the prior year. SG&A expense decreased largely because of lower profit sharing and bonus expense of $4.7 million driven by lower earnings.

Pressure Cylinders

This segment had an increase in net sales and improved operating performance for the first quarter of fiscal 2006 compared to the same period in the prior year. The improvement was driven by the purchase of substantially all of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”) on September 17, 2004, improved volumes at other locations and operating improvements at the European facilities.

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Three Months Ended August 31,
	2005			2004
Dollars in millions, units in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$107.1	100.0%	46%	$73.2	100.0%
Cost of goods sold	88.7	82.8%	45%	61.2	83.6%

Gross margin	18.4	17.2%	53%	12.0	16.4%
Selling, general and administrative expense	10.4	9.7%	18%	8.8	12.0%

Operating income	$8.0	7.5%	150%	$3.2	4.4%

Units shipped
Without acquisition*	3,494		9%	3,191
Acquisition*	10,051		—	—

	13,545		324%	3,191
Material cost	$55.0	51.4%	67%	$33.0	45.1%

*	Acquisition of the Western Cylinder Assets effective September 17, 2004

Operating income increased 150%, or $4.8 million, to $8.0 million, or 7.5% of net sales, for the first quarter of fiscal 2006 from $3.2 million, or 4.4% of net sales, for the comparable quarter of fiscal 2005. Net sales increased 46%, or $33.9 million, to $107.1 million for the first quarter of fiscal 2006 from $73.2 million for the comparable quarter of fiscal 2005. The acquired Western Cylinder Assets discussed above contributed $19.2 million to this increase, other North American net sales contributed $9.0 million and the improved European sales contributed $5.7 million. Unit volumes were up 9%, excluding units from the Western Cylinder Assets. Gross margin was 17.2% of net sales for the first quarter of fiscal 2006 compared to 16.4% for the comparable quarter of fiscal 2005 with operating improvements at the Portugal and Czech Republic facilities contributing significantly to the improvement. While SG&A increased $1.6 million from the prior year quarter largely due to the acquisition, the expense as a percentage of net sales declined to 9.7% from 12.0% in the prior year quarter.

Liquidity and Capital Resources

During the first quarter of fiscal 2006, we generated $121.5 million in cash from operating activities. This was primarily the result of a $54.9 million decrease in receivables and a $55.3 million decrease in inventory during the quarter driven by lower pricing and a decrease in tons.

Consolidated net working capital was $408.9 million at August 31, 2005, compared to $392.9 million at May 31, 2005. Consolidated net working capital was positively impacted by decreases in receivables and inventory of $110.3 million, which resulted in an increase in cash and cash equivalents and short-term investments. Negatively impacting consolidated net working capital were decreases in accounts payable and other current liabilities.

Our primary investing and financing activities included distributing $14.9 million in dividends to shareholders, spending $12.9 million on capital projects, which included $4.5 million for our ERP system and purchasing $38.0 million of net short-term investments. We generated $1.3 million in cash from the issuance of common shares through option exercises and $0.9 million from the sale of assets. We anticipate that our fiscal 2006 capital spending, excluding acquisitions, will be somewhat greater than our annual depreciation expense. The capital spending for fiscal 2006 is expected to include approximately $15.0 million related to the ongoing implementation of our ERP system.

Our short-term liquidity needs are primarily met by a $435.0 million long-term revolving credit facility; a $100.0 million trade accounts receivable securitization (“TARS”) facility and $60.0 million in uncommitted discretionary credit lines. All were unused as of August 31, 2005 and May 31, 2005.

Our 7 1/8% Senior Notes mature in May 2006 (principal outstanding of $142.4 million). We believe these facilities will be adequate to satisfy that obligation.

On September 29, 2005, we amended and restated our $435.0 million long-term revolving credit facility to extend the maturity to September 2010, to replace the leverage ratio (debt-to-EBITDA) financial covenant with an interest coverage ratio (EBITDA-to-interest expense) financial covenant of not less than 3.25 times. The amended and restated facility also reduces the facility fees payable and will provide liquidity beyond the maturity of our 6.70% Notes due in December 2009. The proceeds of the amended and restated facility may be used to fund general corporate purposes including working capital, capital expenditures, acquisitions and dividends.

Uncommitted lines of credit are extended to us on a discretionary basis. Because the outstanding principal amounts can be adjusted daily, these uncommitted lines typically provide us with the greatest amount of funding flexibility compared to our other sources of short-term capital.

At August 31, 2005, our total debt was $387.9 million compared to $388.4 million at May 31, 2005. Our debt to total capitalization ratio was 31.6% at August 31, 2005, down from 32.1% at May 31, 2005.

On June 13, 2005, we announced that our board of directors authorized the repurchase of up to 10.0 million of our outstanding common shares. The purchases may be made from time to time, on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. During the first quarter of fiscal 2006, there were no repurchases of common shares.

We assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash flows from operations and unused borrowing capacity should be sufficient to fund expected normal operating costs, repayment of our 7 1/8% Senior Notes upon maturity, dividends, working capital, and capital expenditures for our existing businesses.

Dividend Policy

Dividends are declared at the discretion of our board of directors. We paid a quarterly dividend of $0.17 per share during the first quarter of fiscal 2006. In addition, a quarterly dividend of $0.17 per share was declared during the first quarter of fiscal 2006 and paid in September 2005. Our board of directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which are deemed relevant. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at August 31, 2005.

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

Stock-Based Compensation: We currently account for employee and non-employee stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under plans had an exercise price equal to the fair market value of the underlying common shares on the grant date. Beginning in fiscal 2007, we will be required to record an expense for our stock-based compensation plans using the fair value method. Had we accounted for stock-based compensation plans using the fair value method prescribed in SFAS No. 123(R), we estimate that diluted earnings per share would have been reduced by $0.03 per share in fiscal 2005, $0.02 in fiscal 2004 and $0.01 in fiscal 2003.

Income Taxes: In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the various tax jurisdictions in which we do business, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

We have a reserve for taxes and associated interest that may become payable in future years as a result of audits by taxing authorities. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or court decisions affecting a particular tax issue.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Worthington Industries, Inc. and our consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of Worthington Industries, Inc., including this Quarterly Report on Form 10-Q, are being prepared.

New ERP System

We are in the process of implementing a new software based ERP system throughout much of Worthington Industries, Inc. and our consolidated subsidiaries. Implementing a new system results in changes to business processes and related controls. We believe that we are adequately controlling the transition to the new processes and controls and that there will be no negative impact to our internal control environment. In fact, one of the expected benefits of the fully implemented ERP system is an enhancement of our internal controls.

Changes in Internal Control Over Financial Reporting

There were no significant changes (except for the ERP changes noted above), which occurred during our first fiscal quarter ended August 31, 2005, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington Industries, Inc. and its subsidiaries (collectively, “Worthington”). None of this pending litigation, individually or collectively, is expected to have a material adverse effect on Worthington.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2005:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2005	—	—	—	—
July 1-31, 2005	—	—	—	—
August 1-31, 2005	—	—	—	—

(1)

On June 13, 2005, Worthington Industries, Inc. announced that the board of directors had authorized the repurchase of up to 10 million of its outstanding common shares. The common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. During the first quarter of fiscal 2006, there were no repurchases of common shares.

Item 4. – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Worthington Industries, Inc. was held on September 29, 2005. In connection with the Annual Meeting, proxies were solicited. Following are the voting results on the proposals considered and voted upon:

1.	All nominees of the Board of Directors of Worthington Industries, Inc. for election to the class of directors whose terms expire in 2008 were elected by the following vote:

	Votes For	Withheld Votes	Absentee/ Broker Non-votes
John S. Christie	79,559,587	841,453	N/A

Michael J. Endres	80,068,739	332,301	N/A

Peter Karmanos, Jr.	80,024,336	376,704	N/A

Continuing directors whose terms will end in 2006 are John B. Blystone, William S. Dietrich, II, Carl A. Nelson, Jr. and Sidney A. Ribeau. Continuing directors whose terms will end in 2007 are John R. Kasich, John P. McConnell and Mary Schiavo.

2.

The selection of the firm of KPMG LLP as the independent registered public accounting firm of Worthington Industries, Inc. for the fiscal year ending May 31, 2006, was ratified by the following vote: 78,966,505 votes for, 1,090,339 votes against, 334,194 abstentions, no broker non-votes.

Item 6. – Exhibits

Exhibits

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

WORTHINGTON INDUSTRIES, INC.

Date: October 11, 2005	By:	/s/ John S. Christie
John S. Christie, President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith.

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.