Form 10-Q
period 2005-11-30
WORTHINGTON INDUSTRIES INC
filed 2006-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of December 30, 2005, 88,309,754 of the registrant’s common shares, without par value, were outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	November 30, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$108,722	$57,249
Short-term investments	95,254	—
Receivables, net	348,820	404,506
Inventories:
Raw materials	208,508	227,718
Work in process	88,505	97,168
Finished products	92,491	100,837

	389,504	425,723
Deferred income taxes	19,190	19,490
Prepaid expenses and other current assets	37,618	31,365

Total current assets	999,108	938,333
Investments in unconsolidated affiliates	145,140	136,856
Goodwill	175,690	168,267
Other assets	41,190	33,593

Property, plant and equipment	1,086,740	1,071,696
Less accumulated depreciation	541,920	518,740

	544,820	552,956

Total assets	$1,905,948	$1,830,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,696	$280,181
Current maturities of long-term debt	142,899	143,432
Other current liabilities	123,141	121,830

Total current liabilities	580,736	545,443
Other liabilities	52,602	56,262
Long-term debt	245,000	245,000
Deferred income taxes	118,211	119,462
Minority interest	41,085	43,002
Shareholders’ equity	868,314	820,836

Total liabilities and shareholders’ equity	$1,905,948	$1,830,005

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net sales	$699,516	$745,168	$1,393,663	$1,514,508
Cost of goods sold	596,108	620,650	1,214,903	1,230,346

Gross margin	103,408	124,518	178,760	284,162
Selling, general and administrative expense	53,747	56,130	101,554	120,961
Impairment charges and other	—	—	—	5,608

Operating income	49,661	68,388	77,206	157,593
Other income (expense):
Miscellaneous income (expense)	(163)	(2,873)	195	(6,332)
Interest expense	(6,555)	(5,652)	(13,282)	(11,374)
Equity in net income of unconsolidated affiliates	14,175	11,740	27,387	25,036

Earnings before income taxes	57,118	71,603	91,506	164,923
Income tax expense	18,090	23,980	24,071	59,441

Net earnings	$39,028	$47,623	$67,435	$105,482

Average common shares outstanding - basic	88,194	87,654	88,082	87,420

Earnings per share - basic	$0.44	$0.54	$0.77	$1.21

Average common shares outstanding - diluted	88,986	88,665	88,729	88,389

Earnings per share - diluted	$0.44	$0.54	$0.76	$1.19

Cash dividends declared per share	$0.17	$0.16	$0.34	$0.32

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Operating activities:
Net earnings	$39,028	$47,623	$67,435	$105,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,749	14,448	30,109	28,507
Impairment charges and other	—	—	—	5,608
Other adjustments	(5,659)	(12,891)	(9,151)	(35,090)
Changes in assets and liabilities:
Accounts receivable	2,214	61,737	59,914	53,821
Inventories	(19,120)	(16,963)	36,219	(99,127)
Accounts payable	54,854	2,040	33,078	(12,726)
Other changes	(2,719)	(16,269)	(11,729)	(15,831)

Net cash provided by operating activities	84,347	79,725	205,875	30,644

Investing activities:
Investment in property, plant and equipment, net	(12,137)	(7,847)	(25,013)	(19,331)
Acquisitions, net of cash acquired	(6,770)	(64,889)	(6,770)	(64,889)
Investment in unconsolidated affiliate	—	(1,500)	—	(1,500)
Proceeds from sale of assets	1,848	1,844	2,782	83,804
Purchases of short-term investments	(175,254)	—	(243,253)	—
Sales of short-term investments	117,999	—	147,999	—

Net cash used by investing activities	(74,314)	(72,392)	(124,255)	(1,916)

Financing activities:
Principal payments on long-term debt	23	(167)	(490)	(2,018)
Dividends paid	(14,970)	(13,986)	(29,920)	(27,901)
Other	888	7,031	263	10,357

Net cash used by financing activities	(14,059)	(7,122)	(30,147)	(19,562)

Increase (decrease) in cash and cash equivalents	(4,026)	211	51,473	9,166
Cash and cash equivalents at beginning of period	112,748	10,932	57,249	1,977

Cash and cash equivalents at end of period	$108,722	$11,143	$108,722	$11,143

See notes to condensed consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Month Periods Ended November 30, 2005 and 2004

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2005 (“fiscal 2005”).

Short-term Investments: At November 30, 2005, the Company held $83,475,000 of auction rate municipal bonds classified as available-for-sale securities. The investment in these securities is recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments. Certificates of deposit of $9,800,000, maturing in April 2006, and other miscellaneous investments of $1,979,000 are also included as short-term investments.

NOTE B – Industry Segment Data

Several changes occurred during this quarter in the Company’s internal organizational and reporting structures. The Automotive Body Panels operating segment, consisting of The Gerstenslager Company, which was previously combined with Steel Processing in the Processed Steel Products segment, was moved to the “Other” category, and the Processed Steel Products segment was renamed Steel Processing. The Construction Services operating segment was formed and consists of Dietrich Building Systems, Inc. (previously included in the Metal Framing segment), Dietrich Residential Construction, LLC (which is now wholly-owned, see Note I), and a research and development project in China. Construction Services will also be reported in the “Other” category. The “Other” category now includes Automotive Body Panels, Construction Services and Steel Packaging operating segments and income and expense items not allocated to the operating segments. Summarized financial information for the Company’s reportable segments is shown in the following table. All prior period financial information has been restated to reflect the changes mentioned above.

	Three Months Ended November 30,		Six Months Ended November 30,
In thousands	2005	2004	2005	2004
Net sales
Steel Processing	$364,458	$436,158	$716,085	$866,290
Metal Framing	192,197	190,685	397,519	428,073
Pressure Cylinders	106,463	94,482	213,516	167,708
Other	36,398	23,843	66,543	52,437

	$699,516	$745,168	$1,393,663	$1,514,508

Operating income
Steel Processing	$24,661	$34,571	$33,027	$70,554
Metal Framing	13,857	26,100	24,252	80,208
Pressure Cylinders	11,214	8,827	19,168	12,017
Other	(71)	(1,110)	759	(5,186)

	$49,661	$68,388	$77,206	$157,593

			November 30, 2005	May 31, 2005
Total assets
Steel Processing			$723,712	$781,049
Metal Framing			459,031	496,155
Pressure Cylinders			270,643	268,862
Other			452,562	283,939

			$1,905,948	$1,830,005

Total assets for the Other category increased $168,623,000 primarily as a result of the increase in cash and cash equivalents and short-term investments.

NOTE C – Comprehensive Income

The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
In thousands	2005	2004	2005	2004
Net earnings	$39,028	$47,623	$67,435	$105,482
Foreign currency translation	(1,673)	4,274	(1,832)	4,752
Cash flow hedges	4,421	2,898	6,955	1,749
Other	26	49	862	68

Total comprehensive income	$41,802	$54,844	$73,420	$112,051

NOTE D – Stock-Based Compensation

At November 30, 2005, the Company had stock option plans for employees and non-employee directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the fair market value of the underlying common shares of Worthington Industries, Inc. on the date of the grant. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for stock option plans using the fair value method, as required by SFAS 123, for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
In thousands, except per share	2005	2004	2005	2004
Net earnings, as reported	$39,028	$47,623	$67,435	$105,482
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	590	439	1,177	878

Pro forma net earnings	$38,438	$47,184	$66,258	$104,604

Earnings per share:
Basic, as reported	$0.44	$0.54	$0.77	$1.21
Basic, pro forma	$0.44	$0.54	$0.75	$1.20
Diluted, as reported	$0.44	$0.54	$0.76	$1.19
Diluted, pro forma	$0.44	$0.54	$0.75	$1.19

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
In thousands	2005	2004	2005	2004
Defined benefit plans:
Service cost	$243	$196	$486	$392
Interest cost	246	170	493	340
Expected return on plan assets	(199)	(153)	(398)	(305)
Net amortization and deferral	81	89	162	177

Net pension cost on defined benefit plans	$371	$302	$743	$604

The Company funded its pension obligations with a $2,659,000 payment in fiscal 2006.

NOTE F – Income Taxes

Income tax expense for the first six months of fiscal 2006 and fiscal 2005 reflects an estimated annual effective income tax rate of 31.4% and 36.3%, respectively. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results differ from the forecast estimates applied at the end of the most recent interim period, actual tax rate recognized in fiscal 2006 could be materially different from the forecast rate as of the end of the second quarter.

Income tax expense for the first six months of fiscal 2006 was reduced by the following: $4,568,000 due to an adjustment to reduce deferred tax liabilities as a result of the new Ohio corporate tax legislation enacted June 30, 2005; $683,000 to decrease accrued income taxes for the first 20% phase out of the Ohio franchise tax; $1,396,000 to decrease deferred income taxes due the non-US earnings repatriation issue discussed below; and $1,528,000 to decrease other liabilities due to favorable tax audit settlements and related developments.

Income tax expense for the first six months of fiscal 2005 was reduced by $1,735,000 to decrease other liabilities due to favorable tax audit settlements and related developments.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from fiscal 2006 through fiscal 2011. Under the guidance of FAS 109-1, the deduction will be treated as a special deduction as described in FAS 109. As such, the special deduction will have no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction is reflected in the estimated annual effective income tax rate discussed above.

The Act also provides an 85% dividends-received-deduction on qualifying dividends from controlled foreign corporations. On December 21, 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. The FASB determined that the provisions of the Act were sufficiently complex and ambiguous that companies may not be in a position to determine the impact of the Act on their plans for repatriation or reinvestment of foreign earnings or the corresponding deferred tax liability. Accrual of any deferred tax liability is not required until companies have the information necessary to determine the amount of earnings to be repatriated and a reasonable estimate can be made of the deferred tax liability.

During the second quarter ended November 30, 2005, the Worthington Armstrong Venture (50% owned joint venture) received dividends from certain of its foreign subsidiaries. These dividends are expected to qualify for the 85% dividends-received-deduction. As such, the Company reduced its estimated deferred tax liabilities by $1,396,000 for the excess deferred tax liabilities previously accrued on the earnings of indirectly owned foreign subsidiaries.

The Company is still evaluating the potential effect this provision will have should it decide to repatriate earnings from its directly owned foreign operations. This evaluation will be completed in fiscal 2006. Depending on the outcome of this evaluation, the Company could repatriate up to $70,300,000, representing all of its foreign earnings in directly owned operations. Total repatriation of these foreign earnings would increase tax expense by $3,700,000.

NOTE G – Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. These equity investments and the percentage interest owned consist of Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Acerex, S.A. de C.V. (50%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), and Viking & Worthington Steel Enterprise, LLC (49%). Dietrich Residential Construction, LLC’s (50%) results are included in the amounts below before the acquisition date (see Note I).

The Company received distributions from these affiliated companies totaling $18,568,000 during the six months ended November 30, 2005.

Combined financial information for these affiliated companies is summarized in the following table:

In thousands	November 30, 2005	May 31, 2005
Cash	$102,324	$111,070
Other current assets	191,325	204,239
Noncurrent assets	130,961	142,065
Current maturities of long-term debt	3,158	56,000
Other current liabilities	98,238	99,894
Long-term debt	36,304	33,362
Other noncurrent liabilities	6,246	3,061

	Six Months Ended November 30,
	2005	2004
Net sales	$412,781	$363,945
Gross margin	87,340	79,310
Depreciation and amortization	9,850	10,052
Interest expense	1,993	1,542
Income tax expense	2,291	1,639
Net earnings	53,080	48,782

NOTE H – Debt

On September 29, 2005, Worthington Industries, Inc. amended and restated its $435,000,000 long-term revolving credit facility. The amendment provides for an extension of the facility commitments to September 2010; replaces the leverage ratio (debt-to-EBITDA) financial covenant with an interest coverage ratio (EBITDA-to-interest expense) financial covenant of not less than 3.25 times; and reduces the facility fees payable. The proceeds of the amended and restated facility may be used to fund general corporate purposes including working capital, capital expenditures, acquisitions and dividends. The facility was unused at November 30, 2005.

NOTE I – Acquisitions

During October 2005, the Company acquired the remaining 50% interest in Dietrich Residential Construction, LLC (“DRC”) from its partner, Pacific Steel Construction, for $3,770,000 cash and debt assumption of $4,153,000. The acquisition was recorded using the purchase accounting method, and the results of DRC, which were previously reported as an unconsolidated joint venture, have been included in the consolidated results of the “Other” category since the date of acquisition. The excess of the purchase price over the historical book value has been allocated to goodwill pending final asset valuations.

During November 2005, the Company acquired the remaining 40% interest in Dietrich Metal Framing Canada, Inc. (“DMF”) from our minority partner, Encore Coils Holdings Ltd. for $3,000,000 cash. The acquisition was recorded using the purchase accounting method, and 100% of the results of DMF, which were previously reduced by the minority interest, have been included in the consolidated results of the Metal Framing segment since the date of acquisition. The excess of the purchase price over the historical book value has been allocated to goodwill pending final asset valuations.

Pro forma results, including the acquired businesses since the beginning of the earliest period presented, would not be materially different than actual results.

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

Overview

The following discussion and analysis of the financial condition and results of operations of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (“fiscal 2005”), includes additional information about our Company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Worthington is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of November 30, 2005, excluding our joint ventures, we operated 49 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. We also held equity positions in 7 joint ventures, which operated 16 manufacturing facilities worldwide as of November 30, 2005.

To better understand the markets in which each of our business segments operate and their performance, we monitor certain national and industry data. During the three months ended November 30, 2005, domestic GDP continued to trend upward and was up 3% over the preceding year and 1% over the previous quarter. In construction, which is approximately 37% of our sales, the U.S. Census Bureau’s Index of Private Construction Spending was 7% above last year’s second fiscal quarter. Activity in our largest construction market sector, office buildings, improved 8% above last year. The automotive industry, that represents approximately 33% of our sales, had mixed results. North American vehicle production was 5% higher, but “Big Three” automotive (collectively, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp.) production was down 1% compared to last year. Our tons shipped to the Big Three increased 37%. Our total automotive volumes increased 1% for the second quarter of the fiscal year ending May 31, 2006 (“fiscal 2006”) compared to the second quarter of fiscal 2005.

During the last two fiscal years, the steel industry experienced unprecedented steel price fluctuations. Early in this two-year period, the People’s Republic of China (“China”) was a net importer of steel as its demand for steel exceeded its production capabilities, increasing the demand for steel in the worldwide market and reducing the availability of foreign steel in the United States. Further reducing the supply of imports to the United States was a weaker U.S. dollar and higher transportation costs making foreign steel more expensive than domestic steel. As China increased its production capabilities, it required more steel-making raw materials, especially coke and scrap steel. This resulted in shortages of these key raw materials fueling further increases in steel prices. Finally, the consolidation of the steel industry within the United States reduced the availability of steel. All of these factors combined during this period of time to cause an unprecedented increase in steel prices.

Steel prices peaked in September 2004 and continued to decline until the end of our fiscal 2006 first quarter. China increased steel production significantly, contributing to global supply and placing significant downward pressure on prices. In addition, excess inventories and lower production from automotive and other key metalworking sectors reduced demand. However, since August 2005, prices have increased 23% reflecting improved order levels as the automotive sector demand increased from customer incentives drawing down inventories, constrained domestic supply caused by mill maintenance shutdowns, and energy and supply problems from the recent hurricanes. Prices were stable during October and November 2005.

The recent hurricanes that hit the Gulf Coast states during the first six months of fiscal 2006 had no direct impact on our facilities. However, some Metal Framing customers’ plants, representing 2-3% of Metal Framing’s business, were shut down. We estimate that recovery may take a year or more, but a significant rebuilding period should follow that would benefit this segment. An indirect impact from the recent hurricanes has been increased zinc, energy and transportation costs, but because we were able to pass along some of these increases and have hedged others, this impact has not been material to our consolidated financial position or results of operations.

We have focused over the last several years on improved returns on capital by investing in growth markets and products, consolidating facilities and divesting non-strategic assets or other assets that were not delivering appropriate returns. We have also added products and operations, including joint ventures, which we believe complement our existing business and strengths. Because of our success with joint ventures, we continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. Some of these joint ventures have served as entry points into markets not previously served and have resulted in later buyouts of partners.

During October 2005, we acquired the remaining 50% interest in Dietrich Residential Construction, LLC (“DRC”) from our partner, Pacific Steel Construction for $3,770,000 cash and debt assumption of $4,153,000. The acquisition was recorded using the purchase accounting method, and the results of DRC, which were previously reported as an unconsolidated joint venture, have been included in the consolidated results of the “Other” category since the date of acquisition.

During November 2005, we acquired the remaining 40% interest in Dietrich Metal Framing Canada, Inc. (“DMF”), from our minority partner, Encore Coils Holdings Ltd. for $3,000,000 cash. The joint venture was formed in November 2004 as a platform to provide our Metal Framing segment’s light gauge steel framing, proprietary products, building systems and services to the Canadian construction market. The acquisition was recorded using the purchase accounting method, and 100% of the results of DMF, which were previously reduced by the minority interest, have been included in the consolidated results of the Metal Framing segment since the date of acquisition.

Several changes occurred during this quarter in our internal organizational and reporting structures. The Automotive Body Panels operating segment, consisting of The Gerstenslager Company, which was previously combined with Steel Processing in the Processed Steel Products segment, was moved to the “Other” category, and the Processed Steel Products segment was renamed Steel Processing. The Construction Services operating segment was formed and consists of Dietrich Building Systems, Inc. (previously included in the Metal Framing segment), DRC, and a research and development project in China. Construction Services will also be reported in the “Other” category. The “Other” category now includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments and income and expense items not allocated to the operating segments. All prior period financial information has been restated to reflect the changes mentioned above.

Results of Operations

Second Quarter - Fiscal 2006 Compared to Fiscal 2005

Consolidated Operations

The results of our operations are mainly driven by two factors, demand and the spread between average selling price and material cost. Our inventory costing methods approximate a first-in, first-out (“FIFO”) inventory flow and can significantly affect the spread. In a rising steel-price environment, our reported income is often favorably impacted as inventory acquired during the two to three previous months at lower prices flows through cost of goods sold and our selling prices increase to meet the rising cost of steel. In a decreasing steel-price environment, the inverse often occurs as higher-priced inventory on hand flows through cost of goods sold and our selling prices decrease. This results in what we refer to as inventory holding gains or losses. We strive to limit this impact by controlling inventory levels.

The extreme fluctuation in steel prices over the last few years has magnified the impact of the inventory holding gains and losses. This continues to be a major factor when comparing our results against the prior year. Average hot-roll prices were 24% lower during the second quarter of fiscal 2006, versus the comparable quarter of fiscal 2005, and 16% higher than the quarter ended August 31, 2005. The quarter ended November 30, 2005, was positively impacted by an inventory holding gain estimated at $3.0 million. The quarter ended November 30, 2004, contained an estimated inventory holding gain of $32.0 million.

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
	2005			2004
In millions, except per share	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$699.5	100.0%	-6%	$745.2	100.0%
Cost of goods sold	596.1	85.2%	-4%	620.7	83.3%

Gross margin	103.4	14.8%	-17%	124.5	16.7%
Selling, general and administrative expense	53.7	7.7%	-4%	56.1	7.5%

Operating income	49.7	7.1%	-27%	68.4	9.2%
Other income (expense):
Miscellaneous expense	(0.2)	0.0%	-93%	(2.9)	-0.4%
Interest expense	(6.6)	-0.9%	18%	(5.6)	-0.8%
Equity in net income of unconsolidated affiliates	14.2	2.0%	21%	11.7	1.6%

Earnings before income taxes	57.1	8.2%	-20%	71.6	9.6%
Income tax expense	18.1	2.6%	-25%	24.0	3.2%

Net earnings	$39.0	5.6%	-18%	$47.6	6.4%

Average common shares outstanding - diluted	89.0			88.7

Earnings per share - diluted	$0.44		-19%	$0.54

Net earnings decreased $8.6 million, to $39.0 million for the second quarter of fiscal 2006, from $47.6 million for the comparable quarter of fiscal 2005. Diluted earnings per share decreased $0.10 per share to $0.44 per share from $0.54 per share for the prior fiscal year. Net earnings for the second quarter of fiscal 2006 were positively impacted by a $5.3 million reduction in insurance reserves, or $0.04 per diluted share. We maintain self-insurance reserves for estimated workers’ compensation, general liability, property damage and other claims. These reserves are supported by a third party actuarial analysis of our loss history. Due to facility consolidations, focus on and investment in safety initiatives, and an emphasis on property loss prevention and product quality, our loss history has improved significantly. This improvement was reflected in the recent actuarial analysis of our loss history and resulted in this favorable reduction to our reserves.

Net sales decreased 6%, or $45.7 million, to $699.5 million for the second quarter of fiscal 2006 from $745.2 million for the comparable quarter last fiscal year. Lower selling prices reduced sales by $88.5 million, reflecting the lower steel prices that prevailed during the second quarter of fiscal 2006 versus the comparable period of fiscal 2005. However, an increase in volumes, primarily due to improved demand in the Metal Framing and Pressure Cylinders segments, increased sales by $42.8 million.

Gross margin decreased 17%, or $21.1 million, to $103.4 million for the second quarter of fiscal 2006 from $124.5 million for the comparable quarter last fiscal year. An unfavorable pricing spread accounted for $35.1 million of the decrease, but was partially offset by a $13.6 million volume increase. Collectively, these factors decreased gross margin as a percentage of net sales to 14.8% for the second quarter of fiscal 2006 compared to 16.7% for the comparable quarter of fiscal 2005.

Selling, general and administrative (“SG&A”) expense decreased 4%, or $2.4 million, to $53.7 million for the second quarter of fiscal 2006 from $56.1 million for the comparable quarter of the prior year. As a percentage of net sales, SG&A increase increased slightly to 7.7% for the second quarter of fiscal 2006 from 7.5% for the comparable quarter of the fiscal 2005.

Miscellaneous expense decreased $2.7 million in the current quarter compared to the second quarter of fiscal 2005. This was due to an increase in and higher returns on cash and short-term investments and the reduced minority interest elimination for our consolidated joint ventures due to lower earnings of those joint ventures.

Interest expense increased $1.0 million due to higher rates and borrowings.

Equity in net income of unconsolidated affiliates increased to $14.2 million for the second quarter from $11.7 million, primarily due to improved results at our Worthington Armstrong Venture (“WAVE”) joint venture. The unconsolidated joint ventures generated $208.1 million in sales during the second quarter of fiscal 2006.

Income tax expense decreased 25%, or $5.9 million, due to lower earnings and adjustments to our estimated income tax liabilities. We estimate that our effective tax rate will be 31.4% for fiscal 2006 compared to 37.8% for fiscal 2005. The main reason for the difference is the impact of the one-time adjustment to deferred taxes from the changes in the tax laws for the State of Ohio.

Segment Operations

Steel Processing

The second quarter of fiscal 2005 was the best second quarter in the history of this segment with the second quarter of fiscal 2006 being the second best. The results of the segment for the second quarter of fiscal 2006 were well below the same period a year ago, but improved over the results of the first quarter of fiscal 2006. The spread between average selling price and material cost widened dramatically in fiscal 2005, only to fall significantly during the first quarter of this fiscal year and then somewhat improve during the second quarter of fiscal 2006.

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Three Months Ended November 30,
	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$364.5	100.0%	-16%	$436.2	100.0%
Cost of goods sold	318.8	87.5%	-15%	376.0	86.2%

Gross margin	45.7	12.5%	-24%	60.2	13.8%
Selling, general and administrative expense	21.0	5.8%	-18%	25.6	5.9%

Operating income	$24.7	6.8%	-29%	$34.6	7.9%

Tons shipped	919		2%	905
Material cost	$264.2	72.5%	-18%	$320.5	73.5%

Operating income decreased 29%, or $9.9 million, to $24.7 million, or 6.8% of net sales, for the second quarter of fiscal 2006 from $34.6 million, or 7.9% of net sales, for the comparable period of fiscal 2005. Net sales decreased 16%, or $71.7 million, to $364.5 million from $436.2 million, primarily due to lower selling prices, as volumes were up 2%. A narrower spread between average selling price and material cost decreased gross margin by $14.0 million. This was the primary reason for the 24%, or $14.5 million, decline in gross margin to $45.7 million, or 12.5% of net sales, for the second quarter. This compared to gross margin of $60.2 million, or 13.8% of net sales, for the comparable period of fiscal 2005. Manufacturing expenses were down slightly compared to the prior year as increases in freight, zinc and natural gas expenses were offset by a decrease in profit sharing and bonus expense and lower comparative expenses at our Decatur facility. SG&A expenses decreased $4.6 million for the second quarter primarily due to a decrease in bad debt expense of $3.3 million compared to the prior year. Bad debt expense in the prior year was higher reflecting the increased collection risk of certain customers.

Metal Framing

The Metal Framing segment’s customers have finished a nearly year long period of destocking, and demand has generally improved. Year over year volumes were up 18%, enough to offset the impact of lower pricing on sales. The quarter was adversely impacted by weather events reducing the number of available shipping days and delaying project schedules, with multiple hurricanes in the south and unseasonably early winter storms in the north.

Effective November 1, 2005, Dietrich Metal Framing acquired the remaining 40% equity interest in Dietrich Metal Framing Canada, Inc. from our joint venture partner, Encore Coils Holdings Ltd. This acquisition, occurring twelve months after a multiple greenfield start up, provides Metal Framing a Canadian market share base of approximately 20% from which to expand.

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Three Months Ended November 30,
	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$192.2	100.0%	1%	$190.7	100.0%
Cost of goods sold	160.4	83.5%	10%	145.7	76.4%

Gross margin	31.8	16.5%	-29%	45.0	23.6%
Selling, general and administrative expense	17.9	9.3%	-5%	18.8	9.9%

Operating income	$13.9	7.2%	-47%	$26.2	13.7%

Tons shipped	171		18%	145
Material cost	$120.0	62.4%	9%	$110.2	57.8%

Operating income decreased $12.3 million to $13.9 million, or 7.2% of net sales, for the second quarter from $26.2 million, or 13.7% of net sales, for the comparable period of fiscal 2005. Net sales were $192.2 million for the second quarter compared to $190.7 million for the comparable period of fiscal 2005 due to an increase in volume of $39.3 million offset by lower pricing of $37.8 million. Gross margin decreased $13.2 million, to $31.8 million, from $45.0 million and, as a percentage of net sales, was 16.5% compared to 23.6% for the comparable period in the prior year, primarily due to a narrower spread between selling prices and material cost partially offset by the increase in volume. SG&A expense decreased slightly mainly due to lower profit sharing and bonus expense from the lower earnings.

Pressure Cylinders

This segment had an increase in net sales and improved operating performance for the second quarter of fiscal 2006 compared to the same period in the prior year. North American net sales increased $7.1 million primarily from the operations comprised of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”), acquired on September 17, 2004. Improved volumes and increased selling prices at the Austrian and Czech Republic facilities resulted in a $4.8 million increase in revenues from the European operations.

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Three Months Ended November 30,
	2005			2004
Dollars in millions, units in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$106.5	100.0%	13%	$94.5	100.0%
Cost of goods sold	84.6	79.4%	10%	76.6	81.1%

Gross margin	21.9	20.6%	22%	17.9	18.9%
Selling, general and administrative expense	10.7	10.0%	18%	9.1	9.6%

Operating income	$11.2	10.5%	27%	$8.8	9.3%

Units shipped*	12,005		34%	8,987
Material cost	$50.3	47.2%	14%	$44.3	46.9%

*	Excluding the units from the Western Cylinder Assets from both periods, units shipped were 3,069 vs. 2,970, a 3% increase.

Operating income increased 27%, or $2.4 million, to $11.2 million, or 10.5% of net sales, for the second quarter from $8.8 million, or 9.3% of net sales, for the comparable period of fiscal 2005. Net sales increased 13%, or $12.0 million, to $106.5 million for the second quarter from $94.5 million for the comparable period of fiscal 2005 as discussed above. Unit volumes were up 34%. Gross margin was 20.6% of net sales for the second quarter compared to 18.9% for the comparable period of fiscal 2005. The improved gross margin is due to the sales volume increases discussed above and improved operating efficiencies at the Portugal and Czech Republic facilities. SG&A increased $1.6 million from the prior year period as a result of settlements of two product liability claims in the current quarter.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for separate disclosure, and also includes income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended November 30,
	2005			2004
Dollars in millions	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$36.4	100.0%	53%	$23.8	100.0%
Cost of goods sold	32.4	89.0%	45%	22.3	93.7%

Gross margin	4.0	11.0%	167%	1.5	6.3%
Selling, general and administrative expense	4.1	11.3%	58%	2.6	10.9%

Operating loss	$(0.1)	-0.3%	91%	$(1.1)	-4.6%

The operating loss decreased $1.0 million to $0.1 million for the second quarter of fiscal 2006 from $1.1 million for the comparable period of fiscal 2005. The improvement was mainly due to a $1.1 million reduction of self-insurance reserves, as mentioned previously, the majority of which is recorded in cost of goods sold. Net sales increased 53%, or $12.6 million, to $36.4 million for the second quarter from $23.8 million for the comparable period of fiscal 2005 due primarily to increased sales in the Construction Services segment. Gross margin was 11.0% of net sales for the second quarter compared to 6.3% for the comparable period of fiscal 2005. SG&A increased $1.5 million from the prior year period.

Year-to-Date - Fiscal 2006 Compared to Fiscal 2005

Consolidated Operations

The impact of the inventory holding gains and losses continues to be a major factor when comparing our results against the prior year. Average hot-roll prices were 28% lower during the first six months of fiscal 2006, versus the comparable period of fiscal 2005. The six months ended November 30, 2005 were positively impacted by an inventory holding loss estimated at $32.0 million. The six months ended November 30, 2004 contained an estimated inventory holding gain of $77.0 million.

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
	2005			2004
In millions, except per share	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$1,393.7	100.0%	-8%	$1,514.5	100.0%
Cost of goods sold	1,214.9	87.2%	-1%	1,230.3	81.2%

Gross margin	178.8	12.8%	-37%	284.2	18.8%
Selling, general and administrative expense	101.6	7.3%	-16%	121.0	8.0%
Impairment charges and other	—	0.0%		5.6	0.4%

Operating income	77.2	5.5%	-51%	157.6	10.4%
Other income (expense):
Miscellaneous income (expense)	0.2	0.0%	103%	(6.3)	-0.4%
Interest expense	(13.3)	-1.0%	17%	(11.4)	-0.8%
Equity in net income of unconsolidated affiliates	27.4	2.0%	10%	25.0	1.7%

Earnings before income taxes	91.5	6.6%	-45%	164.9	10.9%
Income tax expense	24.1	1.7%	-59%	59.4	3.9%

Net earnings	$67.4	4.8%	-36%	$105.5	7.0%

Average common shares outstanding-diluted	88.7			88.4

Earnings per share-diluted	$0.76		-36%	$1.19

Net earnings decreased $38.1 million, to $67.4 million for the first six months of fiscal 2006, from $105.5 million for the comparable period of fiscal 2005. Diluted earnings per share decreased $0.43 per share to $0.76 per share from $1.19 per share for the prior fiscal year. Net earnings for the first six months of fiscal 2006 were positively impacted by a $5.3 million pre-tax reduction in insurance reserves, discussed previously, and a $5.3 million reduction in taxes, related to the modification of corporate tax laws in the state of Ohio enacted June 30, 2005. Net earnings for the first six months of fiscal 2005 were reduced by a $5.6 million pre-tax charge related to the sale of our Decatur, Alabama, steel-processing facility and its cold-rolling assets.

Net sales decreased 8%, or $120.8 million, to $1,393.7 million for the first six months of fiscal 2006 from $1,514.5 million for the comparable period last fiscal year. The decrease was primarily due to lower sales prices, which reflected the lower steel prices that prevailed during the first half of fiscal 2006 versus the comparable period of fiscal 2005 and reduced sales by $127.8 million. Higher overall volumes slightly offset the negative impact of the decline in selling prices. The volume increase was primarily due to increased volumes in the Metal Framing and Pressure Cylinder segments, but the impact was largely offset by a decrease in demand in the Steel Processing segment.

Gross margin decreased 37%, or $105.4 million, to $178.8 million for the first six months of fiscal 2006 from $284.2 million for the comparable period last fiscal year. An unfavorable pricing spread, accounted for $129.2 million of the decrease in the gross margin. An increase in overall volume and a decrease in direct labor and manufacturing expenses improved the gross margin by $14.7 million and $9.1 million, respectively. The decrease in direct labor and manufacturing expenses was mainly due to a decrease in profit sharing and bonus expense driven by lower earnings. Collectively, these factors decreased gross margin as a percentage of net sales to 12.8% for the first six months of fiscal 2006 compared to 18.8% for the comparable period of fiscal 2005.

SG&A expense as a percentage of net sales decreased to 7.3% for the first six months of fiscal 2006 compared to 8.0% of net sales for the comparable period of the prior year. In total, SG&A expense decreased 16%, or $19.4 million, to $101.6 million for the first six months of fiscal 2006 from $121.0 million for the comparable period of fiscal 2005. This decrease was primarily due to a $14.3 million decrease in profit sharing and bonus expense and a $3.7 million reduction in bad debt expense compared to the prior year which had an increase in bad debt expense to reflect the increased collection risk of certain customers.

Miscellaneous income (expense) increased $6.5 million in the current year compared to the first six months of fiscal 2005. This was due to an increase in and higher returns on cash and short-term investments and the reduced minority interest elimination for our consolidated joint ventures due to lower earnings of those joint ventures.

Interest expense increased 17% or $1.9 million due to higher rates and borrowings.

Equity in net income of unconsolidated affiliates increased slightly, to $27.4 million for the first six months of fiscal 2006 from $25.0 million, primarily due to improved results at our WAVE joint venture. The unconsolidated joint ventures generated $412.8 million in sales during the first six months of fiscal 2006. Joint venture income continues to be a consistent and significant contributor to our profitability.

Income tax expense decreased 59%, or $35.3 million, due to lower earnings, modifications to the corporate tax laws for the state of Ohio, and adjustments to our estimated tax liabilities. The new tax law changes, which are ongoing in nature, resulted in a $5.3 million favorable benefit in the first quarter of fiscal 2006, the majority of which was due to the one-time impact of lower rates on deferred taxes. We estimate that our effective tax rate will be 31.4% for fiscal 2006 compared to 37.8% for fiscal 2005. The main reason for the difference is the impact of the one-time adjustment to deferred taxes from the changes in the tax laws for the State of Ohio.

Segment Operations

Steel Processing

Our Steel Processing segment represented approximately 52% of consolidated net sales. The steel-pricing environment and the automotive industry, which accounts for approximately 60% of its net sales, significantly impacts the results of this segment. After having risen steadily for the first four months of fiscal 2005, steel prices declined significantly from their all time high in September 2004. Overall, in contrast the price of steel in the first six months of fiscal 2006 was significantly lower than in the first six months of fiscal 2005, which led to a narrowed spread between our average selling prices and material costs. Sales to the automotive market for the first six months of fiscal 2006 were 3% lower than the comparable period for fiscal 2005. Big Three automotive production volumes were down about 2%, while North American vehicle production for all manufacturers was up approximately 3% for the same periods.

Effective August 1, 2004, we sold our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80.4 million cash. The assets sold at Decatur include the land and buildings, the four-stand tandem cold mill, the temper mill, the pickle line and the annealing furnaces. The sale excluded the slitting and cut-to-length assets and net working capital. We continue to serve customers by providing steel-processing services at the Decatur site under a long-term building lease with Nucor. A pre-tax charge of $5.6 million, mainly related to contract termination costs, was recognized during the first quarter of fiscal 2005.

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Six Months Ended November 30,
	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$716.1	100.0%	-17%	$866.3	100.0%
Cost of goods sold	645.4	90.1%	-12%	736.1	85.0%

Gross margin	70.7	9.9%	-46%	130.2	15.0%
Selling, general and administrative expense	37.7	5.3%	-30%	54.0	6.2%
Impairment charges and other	—			5.6	0.6%

Operating income	$33.0	4.6%	-53%	$70.6	8.1%

Tons shipped	1,756		-6%	1,863
Material cost	$541.4	75.6%	-13%	$619.6	71.5%

Operating income decreased 53%, or $37.6 million, to $33.0 million, or 4.6% of net sales, for the first six months of fiscal 2006 from $70.6 million, or 8.1% of net sales, for the comparable period of fiscal 2005. Net sales decreased 17%, or $150.2 million, to $716.1 million from $866.3 million, due to a decrease in pricing of $63.4 million and a decrease in volume of $86.8 million, of which $62.9 million was due to the sale of certain Decatur assets. Gross margin declined 46%, or $59.5 million, to $70.7 million, or 9.9% of net sales, for the current period versus $130.2 million, or 15.0% of net sales, for the comparable period of fiscal 2005. A narrower spread between average selling price and material cost combined with a decrease in volume reduced gross margin by $52.1 million and $20.0 million, respectively. Gross margin was favorably impacted by a $12.5 million decline in operating expenses primarily due to an $8.5 million decrease in profit sharing and bonus expense due to lower earnings and a $4.4 million reduction in manufacturing expenses at our Decatur facility partially offset by increases for freight, zinc and natural gas expense. SG&A expense decreased $16.3 million, to 5.3% of net sales, for the first six months of fiscal 2006, down from 6.2% of net sales for the comparable period of fiscal 2005. The decline in SG&A was largely due to a decrease of $8.8 million in profit sharing and bonus expense driven by lower earnings and a $3.3 million decrease in bad debt expense compared to the prior year, which reflected increased collection risk of certain customers in the prior year.

Metal Framing

Our Metal Framing segment represented approximately 29% of consolidated net sales. Volumes for the first six months of fiscal 2006 increased 10% compared to the same period in fiscal 2005. We believe the improved demand reflects a combination of factors, including pent-up demand, rebuilding in Florida after fiscal 2005’s hurricanes and market share gains.

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Six Months Ended November 30,
	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$397.5	100.0%	-7%	$428.1	100.0%
Cost of goods sold	336.9	84.8%	10%	305.5	71.4%

Gross margin	60.6	15.2%	-51%	122.6	28.6%
Selling, general and administrative expense	36.3	9.1%	-14%	42.4	9.9%

Operating income	$24.3	6.1%	-70%	$80.2	18.7%

Tons shipped	355		10%	324
Material cost	$256.8	64.6%	13%	$227.9	53.2%

Operating income decreased $55.9 million to $24.3 million, or 6.1% of net sales, for the first six months of fiscal 2006 from $80.2 million, or 18.7% of net sales, for the comparable period of fiscal 2005. The primary driver of the decrease was the narrower spread between average selling price and material cost of $80.4 million partially offset by an increase in volume of $21.0 million. Net sales decreased 7%, or $30.6 million, to $397.5 million for the first six months of fiscal 2006 from $428.1 million for the comparable period of fiscal 2005 due to the impact of lower pricing of $79.6 million partially offset by the impact of an increase in volume of $49.0 million. Gross margin decreased $62.0 million, to $60.6 million, from $122.6 million and, as a percentage of net sales, was 15.2% compared to 28.6% for the comparable period in the prior year. SG&A expense decreased largely because of a decrease in profit sharing and bonus expense of $6.8 million driven by lower earnings.

Pressure Cylinders

Our Pressure Cylinders segment represented approximately 15% of consolidated net sales. This segment had an increase in net sales and improved operating performance for the first six months of fiscal 2006 compared to the same period in the prior year.

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Six Months Ended November 30,
	2005			2004
Dollars in millions, units in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$213.5	100.0%	27%	$167.7	100.0%
Cost of goods sold	173.1	81.1%	26%	137.8	82.2%

Gross margin	40.4	18.9%	35%	29.9	17.8%
Selling, general and administrative expense	21.2	9.9%	18%	17.9	10.7%

Operating income	$19.2	9.0%	60%	$12.0	7.2%

Units shipped*	25,550		110%	12,178
Material cost	$105.3	49.3%	36%	$77.3	46.1%

*	Excluding the units from the Western Cylinders Assets from both periods, units shipped were 6,564 vs. 6,161, a 7% increase.

Operating income increased 60%, or $7.2 million, to $19.2 million, or 9.0% of net sales, for the first six months of fiscal 2006 from $12.0 million, or 7.2% of net sales, for the comparable period of fiscal 2005. Net sales increased 27%, or $45.8 million, to $213.5 million for the first six months of fiscal 2006 from $167.7 million for the comparable period of fiscal 2005. The acquired Western Cylinder Assets contributed $24.8 million to this increase, other North American net sales contributed $10.5 million and improved European sales contributed $10.5 million. Unit volumes were up 7%, excluding units from the Western Cylinder Assets. Gross margin was 18.9% of net sales for the first six months of fiscal 2006 compared to 17.8% for the comparable period of fiscal 2005. The improved gross margin is due to the increased volumes discussed above, combined with improved operating performances at the Portugal and Czech Republic facilities. The Portugal facility ceased production of its unprofitable liquefied petroleum gas cylinders in the first quarter of fiscal 2005, resulting in significantly improved gross margin as a percentage of sales. The Czech Republic facility expanded its air tank production in fiscal 2005, but incurred high labor and manufacturing expense during the expansion start-up in fiscal 2005. While SG&A expense increased $3.3 million from the prior year period, this expense as a percentage of net sales declined to 9.9% from 10.6% in the prior year period. Increased costs of $3.6 million related to the operation of the acquired Western Cylinder Assets and settlement of two product liability claims in the current fiscal year drove the increase over the prior year.

Other

The following table presents a summary of operating results for the Other category for the periods indicated:

	Six Months Ended November 30,
	2005			2004
Dollars in millions	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$66.5	100.0%	27%	$52.4	100.0%
Cost of goods sold	59.5	89.5%	17%	51.0	97.3%

Gross margin	7.0	10.5%	400%	1.4	2.7%
Selling, general and administrative expense	6.3	9.5%	-5%	6.6	12.6%

Operating income (loss)	$0.7	1.1%	113%	$(5.2)	-9.9%

Operating income improved $5.9 million, to $0.7 million for the first six months of fiscal 2006 from an operating loss of $5.2 million for the comparable period of fiscal 2005 primarily due to an improvement in results for Construction Services and the adjustment to the self-insurance reserves mentioned previously. Net sales increased 27%, or $14.1 million, to $66.5 million for the first six months of fiscal 2006 from $52.4 million for the comparable period of fiscal 2005 due primarily to increased sales in the Construction Services segment. Gross margin was 10.6% of net sales for the current period compared to 2.7% for the comparable period of fiscal 2005. SG&A decreased $0.3 million from the prior year period.

Liquidity and Capital Resources

During the first six months of fiscal 2006, we generated $205.9 million in cash from operating activities. This was primarily the result of $67.4 million in net earnings, a $59.9 million decrease in receivables, a $36.2 million decrease in inventory and an increase in accounts payable of $33.1 million during the period. Cash from operating activities for the first six months of fiscal 2005 was $30.6 million. The decrease in inventory was the main reason for the difference in cash flow from operations for fiscal 2006 compared to fiscal 2005. As mentioned previously, steel prices peaked in September 2004 resulting in a significant increase the value of our inventories from the period May 31, 2004 to November 30, 2004. With the subsequent decline of steel prices, our investment in inventory has also declined.

Consolidated net working capital was $418.4 million at November 30, 2005, compared to $392.9 million at May 31, 2005. An increase in cash and cash equivalents and short-term investments of $146.7 was partially the result of decreases in receivables and inventory of $91.9 million and an increase in accounts payable of $34.5 million.

Our primary investing and financing activities included distributing $29.9 million in dividends to shareholders, spending $25.0 million on capital projects, which included $8.0 million for our ERP system and purchasing $95.3 million of net short-term investments. We generated $4.1 million in cash from the issuance of common shares through option exercises and $2.8 million from the sale of assets. We anticipate that our fiscal 2006 capital spending, excluding acquisitions, will be greater than our annual depreciation expense. The capital spending for fiscal 2006 is expected to include approximately $7.0 million in addition to the $8.0 million spent in the first six months of fiscal 2006 related to the ongoing implementation of our ERP system.

Our short-term liquidity needs are primarily met by a $435.0 million long-term revolving credit facility; a $100.0 million trade accounts receivable securitization facility and $60.0 million in uncommitted discretionary credit lines. All were unused as of November 30, 2005 and May 31, 2005.

Our 7  1/8% Senior Notes mature in May 2006 (principal outstanding of $142.9 million at November 30, 2005). We believe the facilities described in the preceding paragraph, as well as our cash, short-term investments and cash provided by operating activities will be more than adequate to satisfy that obligation.

On September 29, 2005, we amended and restated our $435.0 million long-term revolving credit facility to extend the maturity to September 2010 and to replace the leverage ratio (debt-to-EBITDA) financial covenant with an interest coverage ratio (EBITDA-to-interest expense) financial covenant of not less than 3.25 times. The amended and restated facility also reduces the facility fees payable and provides liquidity beyond the maturity of our 6.70% Notes due in December 2009. The proceeds of the amended and restated facility may be used for general corporate purposes including working capital, capital expenditures, acquisitions and dividends.

Uncommitted lines of credit are extended to us on a discretionary basis. Because the outstanding principal amounts can be adjusted daily, these uncommitted lines typically provide us with the greatest amount of funding flexibility compared to our other sources of short-term capital.

At November 30, 2005, our total debt was $387.9 million compared to $388.4 million at May 31, 2005. Our debt to total capitalization ratio was 30.9% at November 30, 2005, down from 32.1% at May 31, 2005.

On June 13, 2005, we announced that our board of directors authorized the repurchase of up to 10.0 million of our outstanding common shares. The purchases may be made from time to time, on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. During the first six months of fiscal 2006, there were no repurchases of common shares.

We assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash, short-term investments, cash provided by operating activities and unused borrowing capacity should be sufficient to fund expected normal operating costs, repayment of our 7 1/8% Senior Notes upon maturity, dividends, working capital, and capital expenditures for our existing businesses.

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

Contractual Cash Obligations and Other Commercial Commitments

Contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for fiscal 2005.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at November 30, 2005.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us since these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

While we believe these allowances are adequate, changes in economic conditions, the financial health of customers, and bankruptcy settlements could impact our future earnings.

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

Self-Insurance Reserves: We are largely self-insured with respect to workers’ compensation, general liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on third-party actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends. Facility consolidations, focus on and investment in safety initiatives, and an emphasis on property loss prevention and product quality, has resulted in an improvement in our loss history and the related assumptions used to analyze these reserves. This improvement resulted in a $5.3 million reduction to these insurance reserves that was recorded during the second quarter of fiscal 2006. We will continue to review these reserves on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

Item 4. - Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no significant changes (except for the ERP changes noted above), which occurred during our second fiscal quarter ended November 30, 2005, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2005:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2005	—	—	—	10,000,000
October 1-31, 2005	15,483(2)	$21.05	—	10,000,000
November 1-30, 2005	—	—	—	10,000,000
Total	15,483	$21.05	—	10,000,000

(1)

On June 13, 2005, Worthington Industries, Inc. announced that the board of directors had authorized the repurchase of up to 10 million of its outstanding common shares. The common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. During the second quarter of fiscal 2006, there were no repurchases of common shares.

(2)	Reflects common shares owned and tendered by an employee to pay the exercise price for an option exercise.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. – Other Information

Not applicable

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

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2006	By:	/s/ John S. Christie
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