Form 10-K
period 2006-05-31
WORTHINGTON INDUSTRIES INC
filed 2006-08-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-1189815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(614) 438-3210

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, Without Par Value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☒

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

YES ☐ NO ☒

The aggregate market value of the Common Shares (the only common equity) of the Registrant held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange on November 30, 2005 was approximately $1,757,447,872.

The number of Registrant’s Common Shares issued and outstanding as of August 1, 2006, was 88,807,354.

DOCUMENT INCORPORATED BY REFERENCE

Selected portions of the Registrant’s Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 27, 2006, are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

•	future or expected performance, sales, operating results and earnings per share;
•	projected capacity and working capital needs;
•	pricing trends for raw materials and finished goods;
•	anticipated capital expenditures and asset sales;
•	projected timing, results, costs, charges and expenditures related to acquisitions or to facility dispositions, shutdowns and consolidations;
•	new products and markets;
•	expectations for customer inventories, jobs and orders;
•	expectations for the economy and markets;
•	expected benefits from new initiatives, such as the Enterprise Resource Planning System;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing;
•	changes in product mix and market acceptance of our products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of consolidation within the steel and related industries;
•	failure to maintain appropriate levels of inventories;
•	the ability to realize cost savings and operational efficiencies on a timely basis;
•	the overall success of or our ability to integrate and achieve synergies from newly-acquired businesses;
•	capacity levels and efficiencies within facilities and within the industry as a whole;
•	financial difficulties (including bankruptcy filings) of customers, suppliers, joint venture partners and others with whom we do business;
•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•

the effect of disruptions in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdown, acts of war or terrorist activities or other causes;

•	changes in customer inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposures;
•	the ability to improve and maintain processes, business practices and technologies to keep pace with the economic, competitive and technological environment;
•	Adverse claims experience with respect to worker’s compensation, products recall or liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used in the application of significant accounting policies;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•

other risks described from time to time in our filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. – Risk Factors” of this Annual Report on Form 10-K.

Any forward-looking statements in this Annual Report on Form 10-K are based on current information as of the date of this Form 10-K, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc., an Ohio corporation (individually, the “Registrant” or “Worthington Industries” or, together with its subsidiaries, “Worthington”), is primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products, such as metal framing, pressure cylinders, automotive past-model service stampings and, through joint ventures, metal ceiling grid systems and laser-welded blanks.

Worthington was founded in 1955 and as of August 1, 2006, operates 46 manufacturing facilities worldwide and holds equity positions in seven joint ventures, which operate an additional 15 manufacturing facilities worldwide.

Worthington is headquartered at 200 Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 438-3210. The common shares of Worthington Industries are traded on the New York Stock Exchange under the symbol WOR.

Worthington made changes during the second quarter of the fiscal year ended May 31, 2006 (“fiscal 2006”) to the internal organizational and reporting structure, affecting the composition of its business segments. The Automotive Body Panels reporting segment, consisting of The Gerstenslager Company, which was previously combined with Steel Processing in the Processed Steel Products reportable segment, was moved to the “Other” category and the Processed Steel Products reportable segment was renamed Steel Processing. Dietrich Construction Group was formed and includes Dietrich Building Systems, which was previously included in the Metal Framing reportable segment, Dietrich Residential Construction, and a research and development project in China. Dietrich Construction Group is now included in the Construction Services reporting segment, and is reported in the “Other” category. All segment financial information for the prior periods has been reclassified to reflect these changes.

Operations are currently reported in three principal reportable segments: Steel Processing, Metal Framing and Pressure Cylinders. All financial information included in this Annual Report on Form 10-K for periods prior to the second quarter of fiscal 2006 has been reclassified to reflect the segment changes discussed in the immediately preceding paragraph. The Steel Processing segment consists of the Worthington Steel business unit (“Worthington Steel”). The Metal Framing segment consists of the Dietrich Metal Framing business unit (“Dietrich”). The Pressure Cylinders segment consists of the Worthington Cylinder business unit (“Worthington Cylinders”). The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments and also includes income and expense items not allocated to the reportable segments.

Worthington holds equity positions in seven joint ventures, further discussed below under the subheading “Joint Ventures.” One joint venture is consolidated while the remaining six joint ventures are unconsolidated.

During fiscal 2006, the Steel Processing, Metal Framing and Pressure Cylinders segments served approximately 1,050, 2,075 and 2,325 customers, respectively, located primarily in the United States. Foreign sales account for less than 10% of consolidated net sales and are comprised primarily of sales to customers in Canada and Europe. No single customer accounts for over 5% of consolidated net sales.

Worthington Industries maintains an Internet web site at www.worthingtonindustries.com. This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ web site into this Annual Report on Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge, on or through the web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Recent Developments

On June 13, 2005, Worthington Industries announced that its board of directors had authorized the repurchase of up to 10.0 million of the outstanding common shares of Worthington Industries. The purchases may be made from time to time, on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. No repurchases of common shares pursuant to this authorization occurred during fiscal 2006.

On September 27, 2005, Dietrich entered into a joint development agreement with NOVA Chemicals Corporation to evaluate and commercialize novel construction products that combine the structural benefits of light-gauge steel framing with the thermal and moisture retardant properties of expandable polystyrene. On July 20, 2006, Worthington announced that Dietrich had formed a 50:50 joint venture with NOVA Chemicals Corporation that is intended to develop and manufacture durable, energy-saving composite construction products and systems. The joint venture’s current focus is on developing cost-effective insulated metal framing panels intended to remove significant obstacles to using steel framing products for exterior walls in areas where interior/exterior temperature variations may cause condensation.

On September 29, 2005, Worthington Industries amended and restated its $435,000,000 long-term unsecured revolving credit facility. The amended and restated facility provides for an extension of the revolving credit commitments to September 2010; replaces the leverage ratio (debt-to-EBITDA) financial covenant with an interest coverage ratio (EBITDA-to-interest expense) financial covenant; and reduces the facility fees payable. Borrowings under the amended and restated facility may be used to fund general corporate purposes including working capital, capital expenditures, acquisitions and dividends. The facility was unused at May 31, 2006.

On October 17, 2005, Worthington acquired the remaining 50% interest in Dietrich Residential Construction, LLC from its partner, Pacific Steel Construction, for $3,773,000 cash and debt assumption of $4,153,000. This acquisition provides panelizing capabilities and further opens the door to United States military housing and residential housing markets.

In November 2005, Dietrich launched the “UltraSTEEL™” drywall metal framing line in Florida. As of May 31, 2006, the “UltraSTEEL™” product line had been introduced into markets in the Southeast and Northeast and machinery conversions were underway to make “UltraSTEEL™” products in the Midwest and Southwest. A license from Hadley Industries PLC (“Hadley”) grants Dietrich the exclusive rights to manufacture and sell metal framing using Hadley’s patented “UltraSTEEL™” technology in North America. In February 2006, Dietrich entered into an exclusive sublicensing arrangement with Clark-Western, which will become the only other producer of “UltraSTEEL™” metal framing products for the North American market.

On November 30, 2005, Worthington acquired the remaining 40% interest in Dietrich Metal Framing Canada, Inc. from the minority shareholder, Encore Coils Holdings Ltd., for $3,003,000 cash.

On April 25, 2006, Worthington Steel sold its 50% equity interest in Acerex, S.A. de C.V., a joint venture operating a steel processing facility in Monterrey, Mexico, to its partner Ternium, S.A. for $44,604,000 cash.

Steel Processing

The Steel Processing reportable segment consists of the Worthington Steel business unit. For fiscal 2006, the fiscal year ended May 31, 2005 (“fiscal 2005”), and the fiscal year ended May 31, 2004 (“fiscal 2004”), the percentage of consolidated net sales generated by the Steel Processing segment was 51.3%, 58.8%, and 53.2%, respectively.

Worthington Steel is one of America’s largest independent intermediate processors of flat-rolled steel. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products typically cannot be supplied as efficiently by steel mills or steel end-users.

The Steel Processing segment owns and operates eight manufacturing facilities, one each located in Alabama, Indiana, Kentucky, Maryland and Michigan, and three located in Ohio. The consolidated joint venture, Spartan Steel Coating, LLC (“Spartan”), owns and operates a manufacturing facility in Michigan.

Worthington Steel serves approximately 1,050 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, leisure and recreation, appliance, farm implements, HVAC, container, and aerospace markets. No single customer represented greater than 8% of net sales for the Steel Processing segment during fiscal 2006.

Worthington Steel buys coils of steel from major integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel to specific widths;

•	cold reduction, which achieves close tolerances of thickness and temper by rolling;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dipped process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	cutting-to-length, which cuts flattened steel to exact lengths;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances for steel;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	non-metallic coatings including dry lube, acrylic and paint; and

•	configured blanking, which stamps steel into specific shapes.

Worthington Steel also toll processes steel for steel mills, large end-users, service centers, and other processors. Toll processing is different from typical steel processing because the mill, end-user, or other party retains title to the steel and has the responsibility for selling the end product. Toll processing enhances Worthington Steel’s participation in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

The steel processing industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors. Competition is primarily on the basis of product quality, ability to meet delivery requirements, and price. Technical service and support for material testing and customer-specific applications enhance the quality of products (See “Item 1. – Business – Technical Services”). However, the extent to which technical service capability has improved Worthington Steel’s competitive position has not been quantified. Worthington Steel’s ability to meet tight delivery schedules is, in part, based on the proximity of facilities to customers, suppliers, and one another. The extent to which plant location has impacted Worthington Steel’s competitive position has not been quantified. Processed steel products are priced competitively, primarily based on market factors, including, among other things, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

Metal Framing

The Metal Framing reportable segment, consisting of the Dietrich Metal Framing business unit, designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States and Canada. For fiscal 2006, fiscal 2005, and fiscal 2004, the percentage of consolidated net sales generated by the Metal Framing segment was 27.5%, 27.4%, and 27.4%, respectively.

Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other building product accessories, such as metal corner bead, lath, lath accessories, clips, fasteners and vinyl beads and trim.

In November 2005, Dietrich successfully launched its “UltraSTEEL™” drywall metal framing product line in Florida. The “UltraSTEEL™” product line is being readily accepted by architects, engineers and material specifiers for its performance capabilities and by contractors for its ease of use. As of May 31, 2006, “UltraSTEEL™” had also been introduced into additional markets in the Southeast and Northeast and machinery conversions were underway to make “UltraSTEEL™” products in the Midwest and Southwest for sales in those markets. In February 2006, Dietrich entered into an exclusive sublicensing agreement with Clark-Western, which will become the only other producer of “UltraSTEEL™” metal framing products for the North American market.

The Metal Framing segment has 23 operating facilities located throughout the United States: one each in Colorado, Georgia, Hawaii, Illinois, Kansas, Maryland, Massachusetts, New Jersey, South Carolina and Washington; two each in Arizona, California, Indiana, Ohio and Texas; and three in Florida. This segment also has three operating facilities in Canada: one each in British Columbia, Ontario and Quebec.

Dietrich is the largest metal framing manufacturer in the United States, supplying between 40% and 45% of the metal framing products and accessories sold in the United States. Dietrich is the second largest metal framing manufacturer in Canada with a market share of between 15% and 20%. Dietrich serves approximately 2,075 customers, primarily consisting of wholesale distributors, commercial and residential building contractors, and mass merchandisers. During fiscal 2006, Dietrich’s two largest customers represented approximately 15% and 12%, respectively, of the net sales for the segment, while no other customer represented more than 5% of net sales for the segment.

The light-gauge metal framing industry is very competitive. Dietrich competes with seven large regional or national competitors and numerous small, more localized competitors, primarily on the basis of quality, service and price. As is the case in the Steel Processing segment, the proximity of facilities to customers and their project sites provides a service advantage and impacts freight and shipping costs. The products sold are transported by both common and dedicated carriers. The extent to which facility location has impacted Dietrich’s competitive position has not been quantified.

Dietrich uses numerous trademarks and patents in its business. Dietrich licenses from Hadley the “UltraSTEEL™” trademark and the United States and Canadian patents to manufacture “UltraSTEEL™” metal framing and accessory products. The “Spazzer®” trademark is used in connection with wall component products that are the subject of four United States patents, one foreign patent, one pending United States patent application, and several pending foreign patent applications. The trademark “TradeReady®” is used in connection with floor-system products that are the subject of four United States patents, seventeen foreign patents, one pending United States patent application, and five pending foreign patent applications. The “Clinch-On®” trademark is used east of the Rockies in connection with corner bead and metal trim products for gypsum wallboard. Dietrich licenses the “SLP-TRK®” trademark as well as the patent to manufacture “SLP-TRK®” slotted track in the United States from Brady Construction Innovations, Inc. Aegis Metal Framing, LLC, an unconsolidated joint venture, uses the “Ultra-Span®” registered trademark in connection with certain patents for proprietary roof trusses. Dietrich intends to continue to use and renew these registered trademarks. Dietrich also has a number of other patents and trade names relating to specialized products.

Pressure Cylinders

The Pressure Cylinders segment consists of the Worthington Cylinders business unit. For fiscal 2006, fiscal 2005, and fiscal 2004, the percentage of consolidated net sales generated by Worthington Cylinders was 15.9%, 13.3%, and 13.8%, respectively.

Worthington Cylinders operates eight manufacturing facilities: three in Ohio, one in Wisconsin, and one each in Austria, Canada, the Czech Republic, and Portugal.

The Pressure Cylinders segment produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders and high-pressure and industrial/specialty gas cylinders. LPG cylinders are sold to manufacturers, distributors and mass merchandisers and are used for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts, propane-fueled camping equipment, hand torches, and commercial/residential cooking (the latter, generally outside North America).

Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. High-pressure industrial/specialty gas cylinders are sold primarily to gas producers and distributors as containers for gases used in: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers, and “Balloon Time®” helium kits which include non-refillable cylinders. While a large percentage of cylinder sales are made to major accounts, Worthington Cylinders has approximately 2,325 customers. During fiscal 2006, no single customer represented more than 9% of net sales for the segment.

Worthington Cylinders produces low-pressure steel cylinders with refrigerant capacities of 15 to 1,000 lbs. and steel and aluminum cylinders with LPG capacities of 14.1 oz. to 420 lbs. Low-pressure cylinders are produced by precision stamping, drawing, welding and/or brazing component parts to customer specifications. They are then tested, painted and packaged, as required. High-pressure steel cylinders are manufactured by several processes, including deep drawing, tube spinning and billet piercing. In the United States and Canada, high-pressure and low-pressure cylinders are primarily manufactured in accordance with U.S. Department of Transportation and Transport Canada specifications. Outside the United States and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards.

In the United States and Canada, Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market, one principal domestic competitor in the low-pressure LPG cylinder market, and two principal domestic competitors in the high-pressure cylinder market. There are also several smaller foreign competitors in these markets. Worthington Cylinders believes that it has the largest domestic market share in both low-pressure cylinder markets. In the European high-pressure cylinder market, there are several competitors. Worthington Cylinders believes that it is a leading producer in both the high-pressure cylinder and low-pressure non-refillable cylinder markets in Europe. As with Worthington’s other segments, competition is on the basis of service, price and quality.

The Pressure Cylinders segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits and intends to continue to use and renew this registered trademark. This intellectual property is important to the Pressure Cylinders segment but is not considered material.

Other

The “Other” category consists of reporting segments that do not meet the materiality tests for purposes of separate disclosure and other corporate related entities. These reporting segments are Automotive Body Panels, Construction Services and Steel Packaging, which includes the Worthington Steelpac business unit (“Steelpac”).

The Automotive Body Panels reporting segment, consisting of the Gerstenslager business unit, provides stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers, primarily in the automotive industry. Gerstenslager is a major supplier to the automotive past-model market and manages more than 3,000 finished good part numbers and more than 11,000 stamping dies/fixture sets for the past- and current-model year automotive and truck manufacturers, both domestic and transplant.

The Construction Services reporting segment consists of Dietrich Building Systems, which designs and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; Dietrich Residential Construction, which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military; and a mid-rise light-gauge steel framed construction project in China entered into primarily for research and development purposes.

Steel Packaging consists of Steelpac, which is an ISO-9001: 2000 certified manufacturer of engineered, recyclable steel shipping solutions, designs and manufactures reusable custom crates, racks, and pallets made of steel for supporting, protecting and handling products throughout the shipping process for industries such as automotive, lawn and garden and recreational vehicles.

Segment Financial Data

Financial information for the reportable segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Industry Segment Data.”

Financial Information About Geographic Areas

Foreign operations and exports represent less than 10% of production and consolidated net sales. Summary information about our foreign operations is set forth in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties.” For fiscal 2006 and fiscal 2005, Worthington had operations in North America and Europe, while prior years included operations in South America. Net sales by geographic region are provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Industry Segment Data.”

Suppliers

In fiscal 2006, Worthington purchased approximately four million tons of steel on a consolidated basis. Steel is purchased in large quantities at regular intervals from major primary producers, both domestic and foreign. In the Steel Processing segment, steel is primarily purchased and processed based on specific customer orders. The Metal Framing and Pressure Cylinders segments purchase steel to meet production schedules. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing. During fiscal 2006, major suppliers of steel were, in alphabetical order: Gallatin Steel Company; Mittal Steel; North Star BlueScope Steel LLC; Nucor Corporation; SeverStal North America, US Steel Corporation; and WCI Steel, Inc. Alcoa, Inc. was the primary aluminum supplier for the Pressure Cylinders segment in fiscal 2006. Worthington believes its supplier relationships are good.

Technical Services

Worthington employs a staff of engineers and other technical personnel and maintains fully-equipped modern laboratories to support operations. These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical, and mechanical properties of raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat-rolled steel required for customer needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. To provide these services, Worthington maintains a continuing program of developmental engineering with respect to product characteristics and performance under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the U.S. Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO) and customer requirements. All design work complies with current local and national building code requirements. IAS (International Accreditations Service, Incorporated) accredited product-testing laboratory supports these design efforts.

Seasonality

Our financial results are generally lower in the third quarter of our fiscal year, primarily due to reduced activity in the building and construction industry as a result of the weather, as well as customer plant shutdowns in the automotive industry due to holidays.

Employees

As of May 31, 2006, Worthington employed approximately 8,200 employees in its operations, excluding the unconsolidated joint ventures, approximately 11% of whom were covered by collective bargaining agreements, including those at the Hammond facility as discussed below. Worthington believes it has good relationships with its employees in general, including those covered by collective bargaining agreements. However, the union employees at the Dietrich facility in Hammond, Indiana have been on strike since May 5, 2006, as the parties have not reached agreement on a new contract covering the facility. The Hammond facility has continued to operate during this time period at approximately 90% of pre-strike production levels.

Joint Ventures

As part of a strategy to selectively develop new products, markets, and technological capabilities and to expand an international presence, while mitigating the risks and costs associated with those activities, Worthington participates in one consolidated and six unconsolidated joint ventures.

Consolidated

•	Spartan Steel Coating, LLC, (“Spartan”) a 52%-owned consolidated joint venture with Severstal North America, Inc., operates a cold-rolled, hot-dipped galvanizing facility in Monroe, Michigan.

Unconsolidated

•

Aegis Metal Framing, LLC, a 60%-owned joint venture with MiTek Industries, Inc., headquartered in Chesterfield, Missouri, offers design, estimating and management software, a full line of metal framing products, and integrated professional engineering services to light-gauge metal component manufacturers and contractors.

•

Dietrich/NOVA, LLC, a 50%-owned joint venture with NOVA Chemicals Corporation, evaluates, develops, tests, manufactures, sells and otherwise commercializes construction products which combine or use in combination light-gauge steel framing products and styrenic and copolymer resin products.

•

TWB Company, LLC (“TWB”), a 50%-owned joint venture with ThyssenKrupp Steel North America, Inc., produces laser-welded blanks for use in the automotive industry for products such as inner-door panels. TWB operates facilities in Monroe, Michigan; Columbus, Indiana; and Saltillo and Hermosillo, Mexico.

•

Viking & Worthington Steel Enterprise, LLC, a 49%-owned joint venture with Bainbridge Steel, LLC, an affiliate of Viking Industries, LLC, operates a steel processing facility in Valley City, Ohio, and is a qualified minority business enterprise.

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong World Industries, Inc., is one of the three leading global manufacturers of suspended ceiling grid systems for concealed and lay-in panel ceilings. WAVE operates facilities in Aberdeen, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Shanghai, China; Team Valley, United Kingdom; Valenciennes, France; and Madrid, Spain.

•	Worthington Specialty Processing, a 50%-owned joint venture with U.S. Steel Corporation (“U.S. Steel”) in Jackson, Michigan, operates primarily as a toll processor for U.S. Steel.

See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about Worthington’s participation in unconsolidated joint ventures.

Environmental Regulation

Worthington’s manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. Worthington continually examines ways to reduce emissions and waste and to decrease costs related to environmental compliance. The cost of compliance or capital expenditures for environmental control facilities required to meet environmental requirements are not anticipated to be material when compared with overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations or cash flows, or the competitive position of the Company.

Item 1A. — Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Form 10-K.

Raw Material Prices

Our future operating results may be affected by fluctuations in raw material prices. Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole is very cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, curtailed production at major mills due to factors such as equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g. ore, scrap, coke, energy, etc.), currency exchange rates and those other factors described under “Raw Material Availability.” This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices in general decrease, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the sales prices have decreased.

Raw Material Availability

The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies. If for any reason our supply of flat-rolled steel or other key raw materials, such as aluminum and zinc, is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions might result from a number of factors including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, financial difficulties of suppliers, significant events affecting their facilities, significant weather events, those factors listed under “Raw Material Prices” or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Inventories

Our business could be harmed if we fail to maintain proper inventory levels. We are required to maintain substantial inventories to accommodate the needs of our customers, including in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders for Steel Processing, we anticipate and forecast customer demand for all business segments. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customers volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower sales prices, if steel prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact customer relationships, and result in lost revenues, any of which could harm our business and adversely affect our financial results.

Economic or Industry Downturns

Downturns or weakness in the economy in general or in key industries, such as commercial construction or automotive, may adversely affect our customers, which may cause the demand for our products and services to decline and adversely affect our financial results. Many of our customers are in industries and businesses that are cyclical in nature and affected by changes in general economic conditions or conditions specific to their respective markets, such as the commercial construction and automotive industries. Product demand in our customer’s end markets is based on numerous factors such as interest rates, general economic conditions, consumer confidence, and other factors beyond our control. Downturns in demand from the commercial construction industry, the automotive industry or any of the other industries we serve, or a decrease in the margins that we can realize from sales of our products to customers in any of these industries, could adversely affect our financial results.

Reduced commercial construction activity, especially office building, could negatively impact our financial results. The commercial construction market is a key end market with approximately 41% of our net sales going to that market in fiscal 2006. If commercial construction activity in the United States, in general, or by one or more of our major customers, in particular, were to be reduced significantly, it could negatively affect our sales and financial results.

Reduced automotive/truck production and the financial difficulties of customers in this market could negatively impact our financial results. The automotive and truck market remains a key customer group with approximately 33% of our net sales derived from that market in fiscal 2006. Total domestic automotive production in fiscal 2006 was at a relatively high level on an historical basis. If domestic automotive production, in general, or by one or more of our major domestic customers, in particular, were to be reduced significantly, it could negatively affect our sales and financial results.

The financial difficulties and internal strategies of customers could adversely affect us. A portion of our business is highly dependent on automotive manufacturers, many of which have publicly announced plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs. The financial difficulties of certain customers and the efforts under way by our customers to improve their overall financial condition could result in numerous changes that are beyond our control, including additional unannounced customer plant closings, decreased production, changes in product mix or distribution patterns, volume reductions, labor disruptions, changes or disruptions in our accounts receivable, mandatory reductions or other unfavorable changes in our pricing, terms or service conditions or market share losses, as well as other changes we may not accurately anticipate. These events could adversely impact our financial results.

The loss of significant volume from key customers could adversely affect us. In fiscal 2006, our largest customer accounted for approximately 5% of our gross sales, and our ten largest customers accounted for approximately 25% of our gross sales. A significant loss of or decrease in business from customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the commercial construction, automotive and retail industries, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers.

Competition

Our business is highly competitive, and increased competition could negatively impact our financial results. Generally, the markets in which we conduct business are highly competitive. Competition for most of our products is primarily on the basis of product quality, ability to meet delivery requirements, and price. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

Material Substitution

In certain applications, steel competes with other materials, such as aluminum (particularly in the automobile industry), cement and wood (particularly in the construction industry), composites, glass and plastic. Prices of all of these materials fluctuate widely and differences between them and steel prices may adversely affect demand for our products and/or encourage substitution, which could adversely affect prices and demand for steel products.

Freight and Energy

The availability and cost of freight and energy, such as electricity, natural gas, and diesel fuel, is important in the manufacture and transport of our products. Our operating costs increase when energy costs rise. During periods of increasing freight and energy costs, we might not be able to fully recover our operating cost increases through price increases without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the increases on to our customers or if we are unable to obtain the necessary freight and energy.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations. We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches and defects in design. There also could be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We are currently in the process of implementing a new software-based enterprise resource planning system (“ERP”). For more information related to the new ERP, see “Part II – Item 9A. – Controls and Procedures – New ERP System.” Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure or failure to implement new systems properly could negatively impact our operations and financial results.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers, could adversely impact our operations and financial results. Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, from casualty events, such as fires or material equipment breakdown, from acts of terrorism, or from other events such as required maintenance shutdowns, can cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions can have an adverse effect on our operations and financial results.

Foreign

Economic, political and other risks associated with foreign operations could adversely affect our international financial results. Although the majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 10% of our consolidated net sales in fiscal 2006. We have wholly-owned facilities in Austria, Canada, the Czech Republic, and Portugal and joint venture facilities in China, France, Mexico, Spain and the United Kingdom. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply and changes in duties or taxes. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.

Acquisitions

We may not be able to manage and integrate future acquisitions successfully. Some of our growth has been through acquisitions. We continue to seek additional businesses to acquire in the future. There are no assurances, however, that any acquisition opportunities will arise or if they do, that they will be consummated, or that any needed additional financing will be available on satisfactory terms when required. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, that the acquired businesses may not be integrated successfully and that the acquisitions may strain our management resources.

Accounting & Tax Estimates

We are required to make accounting and tax-related estimates and judgments in preparing our consolidated financial statements. In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, self-insurance, derivatives, deferred income taxes, and asset impairments. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results. We self-insure a significant portion of our potential liability for workers’ compensation costs, product liability claims and recall exposure, general liability claims, employee medical claims and casualty risks. In order to reduce risk and better manage our overall loss exposure, we purchase stop-loss or other insurance from licensed insurance carriers that covers most claims in excess of the deductible or retained amounts. We maintain an accrual for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of a significant claims, losses on recalls, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance, or the failure of our insurance provider to perform, could have an adverse impact on our financial results.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries. Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of 75% of Worthington Industries’ outstanding voting power. Approximately 15.9% of our outstanding common shares may be voted by John H. McConnell, our Founder. As a result of his voting power, John H. McConnell may have the ability to exert significant influence in these matters and other proposals which our shareholders vote upon.

Item 1B. — Unresolved Staff Comments

Worthington Industries has no unresolved SEC staff comments.

Item 2. — Properties

General

The principal corporate offices, as well as the corporate offices for Worthington Cylinders and Worthington Steel, are located in a leased office building in Columbus, Ohio. As of May 31, 2006, Worthington owned or leased a total of approximately 9,200,000 square feet of space for operations, of which approximately 8,800,000 square feet is devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to ten years. For information concerning rental obligations, see the discussion of contractual obligations under

“Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Operating Leases.” Distribution and office facilities provide adequate space for operations and are well maintained and suitable.

Excluding joint ventures, Worthington operates 46 manufacturing facilities and two warehouses. The facilities are generally well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

The Steel Processing reportable segment operates eight manufacturing facilities, seven of which are owned and one of which is leased. These facilities are located in Alabama, Indiana, Kentucky, Maryland, Michigan and Ohio (3). This segment also maintains a warehouse in Columbus, Ohio. In addition, the segment includes Spartan, a consolidated joint venture which owns and operates a manufacturing facility in Michigan.

Metal Framing

The Metal Framing segment operates 26 manufacturing facilities: 23 in the United States and three in Canada. In the United States, these facilities are located in Arizona (2), California (2), Colorado, Florida (3), Georgia, Hawaii, Illinois, Indiana (2), Kansas, Maryland, Massachusetts, New Jersey, Ohio (2), South Carolina, Texas (2), and Washington. The facilities in Canada are located in British Columbia, Ontario and Quebec. Of these facilities, 12 are leased and 14 are owned. This segment also leases administrative offices in Pittsburgh and Blairsville, Pennsylvania.

Pressure Cylinders

The Pressure Cylinders segment operates eight manufacturing facilities. The manufacturing facilities located in Ohio (3), Austria, Canada, and the Czech Republic are all owned, and the manufacturing facilities located in Wisconsin and Portugal are leased.

Other

Steelpac operates one leased manufacturing facility located in Pennsylvania. Gerstenslager owns and operates two manufacturing facilities, both located in Ohio. Construction Services has administrative offices in Ohio, Tennessee and China.

Joint Ventures

The Spartan consolidated joint venture owns and operates one manufacturing facility in Michigan which is included in the Steel Processing segment. The unconsolidated joint ventures operate 14 manufacturing facilities, located in Indiana, Maryland, Michigan (3), Missouri, Nevada and Ohio, domestically, and in China, France, Mexico (2), Spain, and the United Kingdom, internationally.

Item 3. — Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operation or cash flows.

Item 4. — Submission of Matters to a Vote of Security Holders

None

Supplemental Item. — Executive Officers of the Registrant.

The following table lists the names, positions held and ages of the Registrant’s executive officers as of August 1, 2006:

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	52	Chairman of the Board and Chief Executive Officer	1996

John S. Christie	56	President and Chief Financial Officer	2004

Dale T. Brinkman	53	Vice President-Administration, General Counsel and Secretary	2000

Harry A. Goussetis	52	President, Worthington Cylinder Corporation	2006

Joe W. Harden	56	President, The Worthington Steel Company	2003

Lester V. Hess	51	Treasurer	2006

Edmund L. Ponko, Jr.	48	President, Dietrich Industries, Inc.	2001

Ralph V. Roberts	59	Senior Vice President-Marketing	2001

George P. Stoe	60	Executive Vice President and Chief Operating Officer	2006

Richard G. Welch	48	Controller	2000

Virgil L. Winland	58	Senior Vice President-Manufacturing	2001

John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993, as a director of Worthington Industries continuously since 1990, and as Chairman of the Board of Worthington Industries since September 1996. Mr. McConnell also serves as the Chairman of the Executive Committee of Worthington Industries’ Board of Directors. Mr. McConnell has served in various positions with Worthington Industries since 1975.

John S. Christie has served as President and as a director of Worthington Industries continuously since June 1999. He became interim Chief Financial Officer of Worthington Industries in September 2003 and Chief Financial Officer in January 2004. He also served as Chief Operating Officer of Worthington Industries from June 1999 until September 2003.

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since 1998 and General Counsel since 1982. He has been Secretary of Worthington Industries since 2000 and served as Assistant Secretary of Worthington Industries from 1982 to 2000.

Harry A. Goussetis has served as President of Worthington Cylinder Corporation since December 2005. He served as Vice President Human Resources for Worthington Industries from January 2001 to December 2005, and held various other positions with Worthington Industries from November 1983 to January 2001.

Joe W. Harden has served as President of The Worthington Steel Company since February 2003. From February 1999 through February 2003, Mr. Harden served as President of Buckeye Steel Castings Company in Columbus, Ohio, which filed a voluntary petition under the Federal Bankruptcy Act in December 2002.

Lester V. Hess has served Worthington Industries as Treasurer since February 2006. Prior thereto he served Worthington Industries as Assistant Treasurer from November 2003 to February 2006; and as Director of Treasury from August 2002 to November 2003. Prior to August 2002, Mr. Hess served in various accounting and finance positions with MeadWestvaco Corporation (formerly, The Mead Corporation), a $6 billion global packaging company, for more than five years.

Edmund L. Ponko, Jr. has served as President of Dietrich Industries, Inc. since June 2001. Prior thereto, Mr. Ponko served Dietrich Industries, Inc. as Executive Vice President from 1998 to 2001, as marketing manager from 1987 to 1998, and as a sales representative from 1981 to 1987.

Ralph V. Roberts has served as Senior Vice President-Marketing of Worthington Industries since January 2001. From June 1998 through January 2001, he served as President of The Worthington Steel Company. Prior to that time, Mr. Roberts served Worthington Industries since 1973 in various positions, including Vice President-Corporate Development and President of the WAVE joint venture.

George P. Stoe has served as Executive Vice President and Chief Operating Officer of Worthington Industries since December 2005 and as President of Worthington Cylinder Corporation from January 2003 to December 2005. Mr. Stoe served as President of Zinc Corporation of America, the nation’s largest zinc producer, located in Monaca, Pennsylvania, from November 2000 until May 2002.

Richard G. Welch has served as Controller of Worthington Industries since March 2000. He served as Assistant Controller of Worthington Industries from September 1999 to March 2000.

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001. He has served in various positions with Worthington Industries since 1971, including President of Worthington Cylinder Corporation from June 1996 through January 2001.

Executive officers serve at the pleasure of the directors of the Registrant. There are no family relationships among any of the Registrant’s executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of the Registrant.

   PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of August 1, 2006, Worthington Industries had approximately 8,200 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price for Worthington Industries’ common shares for each quarter of fiscal 2005 and fiscal 2006, and (ii) the cash dividends per share declared on Worthington Industries’ common shares during each quarter of fiscal 2005 and fiscal 2006.

				Cash Dividends Declared
	Market Price
	Low	High	Closing
Fiscal 2005 Quarter Ended
August 31, 2004	$18.62	$20.59	$20.35	$0.16
November 30, 2004	$19.32	$22.71	$21.51	$0.16
February 28, 2005	$18.93	$21.48	$20.95	$0.17
May 31, 2005	$15.36	$21.01	$16.76	$0.17

Fiscal 2006 Quarter Ended
August 31, 2005	$15.56	$18.11	$18.10	$0.17
November 30, 2005	$18.29	$21.08	$20.29	$0.17
February 28, 2006	$18.96	$20.89	$19.60	$0.17
May 31, 2006	$16.85	$21.19	$17.03	$0.17

Dividends are declared at the discretion of the board of directors. Worthington Industries declared quarterly dividends of $0.17 per share in fiscal 2006. The board of directors reviews the dividend quarterly and establishes the dividend rate based upon Worthington Industries’ financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other factors which the directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2006:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2006	-	-	-	10,000,000

April 1-30, 2006	-	-	-	10,000,000

May 1-31, 2006	-	-	-	10,000,000

Total	-	-	-	10,000,000

On June 13, 2005, Worthington Industries announced that the board of directors had authorized the repurchase of up to 10,000,000 of its outstanding common shares. The common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. During the fourth quarter of fiscal 2006, there were no repurchases of common shares.

Item 6. - Selected Financial Data

	Fiscal Years Ended May 31,
In thousands, except per share	2006	2005	2004	2003	2002
FINANCIAL RESULTS
Net sales	$2,897,179	$3,078,884	$2,379,104	$2,219,891	$1,744,961
Cost of goods sold	2,525,545	2,580,011	2,003,734	1,916,990	1,480,184

Gross margin	371,634	498,873	375,370	302,901	264,777
Selling, general and administrative expense	214,030	225,915	195,785	182,692	165,885
Impairment charges and other	-	5,608	69,398	(5,622)	64,575

Operating income	157,604	267,350	110,187	125,831	34,317
Miscellaneous income (expense)	(1,524)	(7,991)	(1,589)	(7,240)	(3,224)
Nonrecurring losses	-	-	-	(5,400)	(21,223)
Gain on sale of Acerex	26,609
Interest expense	(26,279)	(24,761)	(22,198)	(24,766)	(22,740)
Equity in net income of unconsolidated affiliates	56,339	53,871	41,064	29,973	23,110

Earnings from continuing operations before income taxes	212,749	288,469	127,464	118,398	10,240
Income tax expense	66,759	109,057	40,712	43,215	3,738

Earnings from continuing operations	145,990	179,412	86,752	75,183	6,502
Discontinued operations, net of taxes	-	-	-	-	-
Extraordinary item, net of taxes	-	-	-	-	-
Cumulative effect of accounting change, net of taxes	-	-	-	-	-

Net earnings	$145,990	$179,412	$86,752	$75,183	$6,502

Earnings per share - diluted:
Continuing operations	$1.64	$2.03	$1.00	$0.87	$0.08
Discontinued operations, net of taxes	-	-	-	-	-
Extraordinary item, net of taxes	-	-	-	-	-
Cumulative effect of accounting change, net of taxes	-	-	-	-	-

Net earnings per share	$1.64	$2.03	$1.00	$0.87	$0.08

Continuing operations:
Depreciation and amortization	$59,116	$57,874	$67,302	$69,419	$68,887
Capital expenditures (including acquisitions and investments)*	66,904	112,937	30,089	139,673	60,100
Cash dividends declared	60,110	57,942	55,312	54,938	54,667
Per share	$0.68	$0.66	$0.64	$0.64	$0.64
Average shares outstanding - diluted	88,976	88,503	86,950	86,537	85,929

FINANCIAL POSITION
Current assets	$996,241	$938,333	$833,110	$506,246	$490,340
Current liabilities	490,786	545,443	475,060	318,171	339,351

Working capital	$505,455	$392,890	$358,050	$188,075	$150,989

Net fixed assets	$546,904	$552,956	$555,394	$743,044	$766,596
Total assets	1,900,397	1,830,005	1,643,139	1,478,069	1,457,314
Total debt**	252,684	388,432	289,768	292,028	295,613
Shareholders’ equity	945,306	820,836	680,374	636,294	606,256
Per share	$10.66	$9.33	$7.83	$7.40	$7.09
Shares outstanding	88,691	87,933	86,856	85,949	85,512

The acquisition of the Western Cylinder Assets has been included since September 2004. The disposition of certain Decatur assets has been reflected since August 2004. The acquisition of Unimast Incorporated has been included since July 2002. All financial data includes the results of The Gerstenslager Company, which was acquired in February 1997 through a pooling of interests. The acquisition of Dietrich Industries, Inc. has been included since February 1996.

* Includes $113,000 of Worthington Industries, Inc. common shares exchanged for shares of The Gerstenslager Company during fiscal year ended May 31, 1997.

** Excludes Debt Exchangeable for Common Stock of Rouge Industries, Inc. of $52,497, $75,745 and $88,494 at May 31, 1999, 1998 and 1997, respectively.

	Fiscal Years Ended May 31,
In thousands, except per share	2001	2000	1999	1998	1997	1996
FINANCIAL RESULTS
Net sales	$1,826,100	$1,962,606	$1,763,072	$1,624,449	$1,428,346	$1,126,492
Cost of goods sold	1,581,178	1,629,455	1,468,886	1,371,841	1,221,078	948,505

Gross margin	244,922	333,151	294,186	252,608	207,268	177,987
Selling, general and administrative expense	173,264	163,662	147,990	117,101	96,252	78,852
Impairment charges and other	6,474	-	-	-	-	-

Operating income	65,184	169,489	146,196	135,507	111,016	99,135
Miscellaneous income (expense)	(928)	2,653	5,210	1,396	906	1,013
Nonrecurring losses	-	(8,553)	-	-	-	-
Gain on sale of Acerex	(33,449)	(39,779)	(43,126)	(25,577)	(18,427)	(8,687)
Interest expense
Equity in net income of unconsolidated affiliates	25,201	26,832	24,471	19,316	13,959	28,710

Earnings from continuing operations before income taxes	56,008	150,642	132,751	130,642	107,454	120,171
Income tax expense	20,443	56,491	49,118	48,338	40,844	46,130

Earnings from continuing operations	35,565	94,151	83,633	82,304	66,610	74,041
Discontinued operations, net of taxes	-	-	(20,885)	17,337	26,708	26,932
Extraordinary item, net of taxes	-	-	-	18,771	-	-
Cumulative effect of accounting change, net of taxes	-	-	(7,836)	-	-	-

Net earnings	$35,565	$94,151	$54,912	$118,412	$93,318	$100,973

Earnings per share - diluted:
Continuing operations	$0.42	$1.06	$0.90	$0.85	$0.69	$0.76
Discontinued operations, net of taxes	-	-	(0.23)	0.18	0.27	0.28
Extraordinary item, net of taxes	-	-	-	0.19	-	-
Cumulative effect of accounting change, net of taxes	-	-	(0.08)	-	-	-

Net earnings per share	$0.42	$1.06	$0.59	$1.22	$0.96	$1.04

Continuing operations:
Depreciation and amortization	$70,582	$70,997	$64,087	$41,602	$34,150	$26,931
Capital expenditures (including acquisitions and investments)*	64,943	72,649	132,458	297,516	287,658	275,052
Cash dividends declared	54,762	53,391	52,343	51,271	45,965	40,872
Per share	$0.64	$0.61	$0.57	$0.53	$0.49	$0.45
Average shares outstanding - diluted	85,623	88,598	93,106	96,949	96,841	96,822

FINANCIAL POSITION
Current assets	$449,719	$624,229	$624,255	$642,995	$594,128	$505,104
Current liabilities	306,619	433,270	427,725	410,031	246,794	167,585

Working capital	$143,100	$190,959	$196,530	$232,964	$347,334	$337,519

Net fixed assets	$836,749	$862,512	$871,347	$933,158	$691,027	$544,052
Total assets	1,475,862	1,673,873	1,686,951	1,842,342	1,561,186	1,282,424
Total debt**	324,750	525,072	493,313	501,950	417,883	317,997
Shareholders’ equity	649,665	673,354	689,649	780,273	715,518	667,318
Per share	$7.61	$7.85	$7.67	$8.07	$7.40	$6.91
Shares outstanding	85,375	85,755	89,949	96,657	96,711	96,505

* Includes $113,000 of Worthington Industries, Inc. common shares exchanged for shares of The Gerstenslager Company during fiscal year ended May 31, 1997.

** Excludes Debt Exchangeable for Common Stock of Rouge Industries, Inc. of $52,497, $75,745 and $88,494 at May 31, 1999, 1998 and 1997, respectively.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Annual Report on Form 10-K and “Part I - Item 1A. – Risk Factors” of this Annual Report on Form 10-K.

Overview

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), is a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of May 31, 2006, excluding our joint ventures, we operated 47 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. We also held equity positions in 6 joint ventures, which operated 15 manufacturing facilities worldwide as of May 31, 2006.

Several changes occurred during fiscal 2006 in our internal organizational and reporting structures. The Automotive Body Panels operating segment, consisting of The Gerstenslager Company, which was previously combined with Steel Processing in the Processed Steel Products segment, was moved to the “Other” category, and the Processed Steel Products segment was renamed Steel Processing. Dietrich Construction Group was formed and includes Dietrich Building Systems, Inc. (which was previously included in the Metal Framing segment), Dietrich Residential Construction, LLC (“DRC”), and a research and development project in China. Dietrich Construction Group is now included in the Construction Services operating segment, which is reported in the “Other” category. The “Other” category now includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments and also includes income and expense items not allocated to the reportable segments. All prior period segment financial information has been restated to reflect the changes mentioned above.

The following discussion and analysis of business strategy, key economic and industry indicators, steel pricing, and the results of operations and financial condition of Worthington, should be read in conjunction with our consolidated financial statements included in “Item 8. – Financial Statements and Supplementary Data.”

Business Strategy

Our number one goal is to increase shareholder value. We believe that our business strategy, centered on our core competency of adding value to flat-rolled steel, provides an excellent platform to deliver that value. Our focus is to grow shareholder value by effectively managing and growing our Company’s downstream, value-added capabilities. Each of our reportable business segments—Steel Processing, Metal Framing, Pressure Cylinders—and our largest joint venture holds a leadership position in its market, which we expect to leverage and grow. We have the capacity in each of our business segments to handle additional sales growth without significantly increasing capital investment.

The three primary ways we seek to accomplish our strategic goal are optimizing existing operations; developing and commercializing new products and applications; and pursuing strategic acquisitions and joint ventures. Over the last several years, this focus has resulted in investing in growth markets and products, consolidating facilities and divesting certain non-strategic assets or other assets that were not delivering appropriate returns. We will continue our efforts to optimize existing operations by improving efficiencies, consolidating operations when necessary, and reducing the costs and risks of our existing operations.

Although no individual customer provides more than five percent of our consolidated net sales, diversifying our customer base through new products and new applications for existing products is a priority. We are developing new products and services in our Steel Processing segment. We are developing and testing innovative building products and systems to expand the application of metal framing, and we have developed and acquired, and will continue to develop and acquire, new pressure cylinder products.

We have added products and operations, including joint ventures, which we believe complement our existing business and strengths. Our strong balance sheet provides the financial flexibility to acquire or invest in companies that further extend our product lines or penetrate new markets. Because of our success with joint ventures and alliances, we continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. Some of these joint ventures and alliances have served as entry points into markets not previously served and have resulted in later buyouts of the other joint venture parties.

During fiscal 2006, we took the following actions:

•

On September 22, 2005, we announced to the North American market, Dietrich “UltraSTEEL™” metal framing products using patented technology of Hadley Industries PLC. The licensing agreement grants us the exclusive rights to manufacture and sell light-gauge steel framing using the “UltraSTEEL™” technology in North America. Our Metal Framing plants are converting a significant portion of their manufactured products to “UltraSTEEL™”. On February 27, 2006, Dietrich Metal Framing announced an exclusive sublicensing agreement with Clark-Western for the “UltraSTEEL™” products. Having a second manufacturer of these products should help to make them more readily available in the marketplace and accelerate their adoption as a preferred product.

•

On September 27, 2005, Dietrich entered into a joint development agreement with NOVA Chemicals Corporation to evaluate and commercialize novel construction products that combine the structural benefits of light-gauge steel framing with the thermal and moisture retardant properties of expandable polystyrene. The relationship became an 50:50 unconsolidated joint venture in July 2006. The joint venture’s current focus is on developing cost-effective, insulated metal framing panels intended to remove significant obstacles to using steel framing products for exterior walls in areas where interior/exterior temperature variations may cause condensation.

•

On October 17, 2005, we acquired the remaining 50% interest in Dietrich Residential Construction, LLC (“DRC”) from our partner, Pacific Steel Construction (“Pacific”) for cash of $3.8 million and debt assumption of $4.2 million. The acquisition was recorded using the purchase accounting method, and the results of DRC, which were previously reported as an unconsolidated joint venture, have been included in the consolidated results of the “Other” category since the date of acquisition. DRC provides panelizing capabilities and opens the door to United States military and residential housing markets.

•

On November 30, 2005, we acquired the remaining 40% interest in Dietrich Metal Framing Canada, Inc. (“DMFC”), from the minority shareholder, Encore Coils Holdings Ltd. (“Encore”) for $3.0 million cash. The joint venture had been formed in November 2004 as a platform to provide our Metal Framing segment’s light-gauge steel framing, proprietary products, building systems and services to the Canadian construction market. The acquisition was recorded using the purchase accounting method, and 100% of the results of DMFC, which had been previously reduced by the minority interest, have been included in the consolidated results of the Metal Framing segment since the date of acquisition.

•

On March 2, 2006, we announced the planned closure of our Metal Framing manufacturing facility in LaPorte, Indiana. Forty-nine people were employed at this location. Operations ceased during June 2006. The facility processed small-walled, galvanized steel coils, which have become increasingly scarce over the past several years. The move to “UltraSTEEL™” further decreased our need for the processing capabilities of the LaPorte facility.

•

On April 25, 2006, we sold our 50% equity interest in Acerex, S.A. de C.V. (“Acerex”), a joint venture operating a steel processing facility in Monterrey, Mexico, to our partner Ternium, S.A. (“Ternium”) for $44.6 million cash. This sale resulted in a pre-tax gain of $26.6 million. The joint venture was formed in 1994 with Hylsa, S.A. de C.V., which was recently acquired by

Ternium. This ownership change prompted the sale of the joint venture. We remain interested in the Mexican steel processing market and are exploring opportunities to continue the success that we have enjoyed there for over a decade.

Key Economic and Industry Indicators

To better understand the markets in which each of our business segments operates and the performance of those segments, we monitor certain economic and industry data. During the fiscal year ended May 31, 2006 (“fiscal 2006”), Gross Domestic Product continued to expand, up 3.4% over the fiscal year ended May 31, 2005 (“fiscal 2005”).

Commercial construction, the end market for approximately 41% of our net sales, improved in fiscal 2006 as indicated by the U.S. Census Bureau’s Index of Private Construction Spending, which was 8% above fiscal 2005. According to this same index, our largest construction market sector, office buildings, improved 11%. These improvements increased demand, which generally leads to rising prices.

The hurricanes that hit the Gulf Coast states during the first part of fiscal 2006 had no direct impact on our facilities. However, some Metal Framing customers’ plants, representing approximately 2-3% of Metal Framing’s business, were shut down temporarily. While we estimate that recovery in the region may take several years, the rebuilding effort should benefit demand. The hurricanes were also a factor in the increase in zinc, energy and transportation costs. Excluding the impact of volume, these costs were $17.4 million higher than in fiscal 2005.

The automotive end market, which represents approximately 33% of our net sales, had mixed results. Total North American vehicle production was 3% higher than last year. However, “Big Three” automotive (collectively, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp.) production was down 2% compared to last year. While our tons shipped directly to the Big Three increased 29% over last year, our total automotive volumes decreased slightly from fiscal 2005. The financial condition of some automotive manufacturers and suppliers has deteriorated and the debt of several automotive manufacturers and automotive suppliers has been rated below investment grade. In recent years, certain automotive suppliers have filed voluntary petitions for Chapter 11 bankruptcy protection. We are concerned about the viability of several other automotive suppliers and continue to monitor their status.

Steel Pricing

During the last several fiscal years, the steel industry experienced unprecedented steel price fluctuations. Early in the fiscal year ended May 31, 2004 (“fiscal 2004”), the People’s Republic of China (“China”) was a net importer of steel as its demand for steel exceeded its production capabilities, increasing the demand for steel in the worldwide market and reducing the availability of foreign steel in the United States of America (“U.S.”). A weaker U.S. dollar and higher transportation costs made foreign steel more expensive than domestic steel, further reducing the supply of imports to the U.S. As China increased its production capabilities, it required more steel-making raw materials, especially coke and scrap steel. This resulted in shortages of these key raw materials, fueling further increases in steel prices. Finally, the consolidation of the steel industry within the U.S. reduced the availability of steel. All of these factors combined during this period of time to cause an unprecedented increase in steel prices, which peaked in September 2004.

Since then, China increased steel production significantly, contributing to global supply and placing significant downward pressure on steel prices. In addition, excess inventories and lower production from automotive and other key metalworking sectors reduced demand. As a result, benchmark commodity steel prices began to weaken and continued to decline through the end of our fiscal 2006 first quarter. However, since our fiscal 2006 first quarter, steel prices have increased 23% due to improved overall demand, constrained domestic supply, and lower levels of available imports. On average, published benchmark commodity steel prices for our fiscal 2006 were lower by $119 per ton, or 18% from last fiscal year, because of generally weaker demand and greater supply.

The following graph shows the volatility of steel prices over the last four years:

The consolidation of the industry around the globe has set the stage for a more disciplined approach to production and pricing. Domestically, the concentration of steel production owned by the top three producers has doubled, along with their market share, to approximately 70%. Globally, consolidation has resulted in a significant shift in the amount of production capacity owned by the private sector. Prior to 2000, approximately 25% of steel-producing assets were privately owned versus more than 75% today. Combined with strong regional growth in Asia and Eastern Europe, industry consolidation has produced an environment which may lead to steel pricing being much less volatile than was experienced during the preceding 10 years.

Volatile steel prices combined with our first-in first-out (“FIFO”) inventory flow, can have a dramatic affect on the results of our operations. In a rising steel-price environment, our reported income is often favorably impacted as lower-priced inventory, acquired during the previous two to three months, flows through cost of goods sold while our selling prices increase to meet the rising cost of steel. In a decreasing steel-price environment, the inverse often occurs as higher-priced inventory on hand flows through cost of goods sold and our selling prices decrease. This results in what we refer to as inventory holding gains or losses. We strive to limit this impact by controlling inventory levels and monitoring our selling prices.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Consolidated Operations

The impact of inventory holding gains and losses continued to be a major factor when comparing our results against the prior year. Average hot-roll prices were 18% lower during fiscal 2006 versus fiscal 2005. Operating income for the twelve months ended May 31, 2006, was negatively impacted by an inventory holding loss estimated at $7.9 million, while operating income for fiscal 2005 contained an estimated inventory holding gain of $78.5 million.

A majority of our full-time employees receive a significant portion of their compensation through profit sharing and bonuses, which are tied to the performance of our Company. When earnings are up, so is profit sharing and bonus expense, and when earnings are down, so is profit sharing and bonus expense. Because of this relationship, profit sharing and bonus expense tends to minimize the volatility of earnings.

The following table presents our consolidated operating results for the fiscal years indicated:

	2006			2005
In millions, except per share	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$2,897.2	100.0%	-6%	$3,078.9	100.0%
Cost of goods sold	2,525.6	87.2%	-2%	2,580.0	83.8%

Gross margin	371.6	12.8%	-26%	498.9	16.2%
Selling, general and administrative expense	214.0	7.4%	-5%	225.9	7.3%
Impairment charges and other	-			5.6	0.2%

Operating income	157.6	5.4%	-41%	267.4	8.7%
Other income (expense):
Miscellaneous expense	(1.5)			(8.0)
Gain on sale of Acerex	26.6	0.9%		-
Interest expense	(26.3)	-0.9%	6%	(24.8)	-0.8%
Equity in net income of unconsolidated affiliates	56.3	1.9%	4%	53.9	1.7%

Earnings before income taxes	212.7	7.3%	-26%	288.5	9.4%
Income tax expense	66.7	2.3%	-39%	109.1	3.5%

Net earnings	$146.0	5.0%	-19%	$179.4	5.8%

Average common shares outstanding - diluted	89.0			88.5

Earnings per share - diluted	$1.64		-19%	$2.03

Net earnings decreased $33.4 million, to $146.0 million for fiscal 2006, from $179.4 million for fiscal 2005. Diluted earnings per share decreased $0.39 per share to $1.64 per share from $2.03 per share for the prior fiscal year. Net sales decreased 6%, or $181.7 million, to $2,897.2 million for fiscal 2006 from $3,078.9 million for fiscal 2005. The decrease was due to lower selling prices, reflecting the lower steel prices that prevailed during fiscal 2006 versus fiscal 2005, which reduced net sales by $228.9 million. Higher overall volumes slightly offset the negative impact of the decline in selling prices. The volume increase was primarily due to increased volumes in the Metal Framing and Pressure Cylinders segments and in Construction Services, which is included in the Other category, but the impact of these volume increases was somewhat offset by slightly lower volumes in the Steel Processing segment, due largely to the sale of the cold mill in Decatur, Alabama, in the first quarter of fiscal 2005.

Gross margin decreased 26%, or $127.3 million, to $371.6 million for fiscal 2006 from $498.9 million for fiscal 2005. The decrease was due to a $138.2 million decline in pricing spread and a $7.2 million increase in direct labor and manufacturing expenses, partially offset by an increase in overall volume of $18.1 million. The increase in direct labor and manufacturing expenses was mainly due to increases in freight, zinc, and energy expenses. Gross margin as a percentage of net sales decreased to 12.8% for fiscal 2006 compared to 16.2% for fiscal 2005.

SG&A expense, as a percentage of net sales, increased to 7.4% for fiscal 2006 compared to 7.3% of net sales for the prior year. In total, SG&A expense decreased 5%, or $11.9 million, to $214.0 million for fiscal 2006 from $225.9 million for fiscal 2005. This decrease was primarily due to a $19.6 million decrease in profit sharing and bonus expense resulting from lower earnings and a $9.7 million reduction in bad debt expense, offset by increases in professional fees of $7.4 million, wages of $7.3 million, and insurance and taxes of $1.9 million. The reduction in bad debt expense reflects the favorable settlement of our claim in a large bankruptcy case in fiscal 2006.

Miscellaneous expense decreased $6.5 million in fiscal 2006 compared to fiscal 2005. This was due to an increase in, and higher returns on, cash and short-term investments and the reduced minority interest elimination for our consolidated joint venture due to its lower earnings.

Results for fiscal 2006 include a $26.6 million pre-tax gain on the sale of our 50% equity interest in Acerex to our partner, Ternium.

Interest expense increased 6% or $1.5 million due to higher average borrowings.

Equity in net income of unconsolidated affiliates increased to $56.3 million for fiscal 2006 from $53.9 million for fiscal 2005, primarily due to increased earnings of the WAVE joint venture, partially offset by a $6.0 million adjustment for the under-accrual of income taxes over the last five years at our Acerex joint venture. The unconsolidated joint ventures generated $810.3 million in sales and net income of $108.7 million during fiscal 2006. Joint venture income has been a consistent and significant contributor to our profitability over the last several years. Our aggregate annual return on the investment in these joint ventures has averaged 43%. The joint ventures are also a source of cash to us, and aggregate annual distributions have ranged from $12 to $57 million.

Income tax expense decreased 39%, or $42.4 million, mainly due to lower earnings. However, the effective tax rate also decreased to 31.4% for fiscal 2006 from 37.8% for fiscal 2005. The rate decrease was due to higher foreign earnings that were taxed at a lower rate, modifications to the corporate tax laws for the state of Ohio that reduced tax expense, deferred tax adjustments for foreign earnings, offset by special taxes on foreign earnings repatriations and the sale of Acerex. The rate was further reduced by the elimination of the reserves established for the disallowance of investment tax credits in the State of Ohio when the program was ruled unconstitutional by the Sixth Circuit Court of Appeals in fiscal 2005. This reserve became unnecessary due to the recent ruling by the U.S. Supreme Court, which vacated the Sixth Circuit’s ruling.

Segment Operations

Steel Processing

Our Steel Processing segment represented approximately 51% of consolidated net sales in fiscal 2006. The steel-pricing environment and the automotive industry, which accounts for approximately 60% of this segment’s net sales, significantly impacted the results of this segment. After having risen steadily for the first four months of fiscal 2005 to an all time high in September 2004, steel prices declined significantly for the next twelve months. As a result, average steel prices were significantly lower in fiscal 2006 than in fiscal 2005, which led to a reduced spread between our average selling price and material cost. In addition, sales to the automotive market in fiscal 2006 were 8% lower than in fiscal 2005.

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

The following table presents a summary of operating results for the Steel Processing segment for the fiscal years indicated:

	2006			2005
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$1,486.2	100.0%	-14%	$1,719.3	100.0%
Cost of goods sold	1,347.6	90.7%	-10%	1,492.2	86.8%

Gross margin	138.6	9.3%	-39%	227.1	13.2%
Selling, general and administrative expense	76.8	5.2%	-19%	94.4	5.5%
Impairment charges and other	-			5.6	0.3%

Operating income	$61.8	4.2%	-51%	$127.1	7.4%

Tons shipped	3,611		-1%	3,663

Material cost	$1,139.1	76.6%	-10%	$1,267.9	73.7%

Operating income decreased 51%, or $65.3 million, to $61.8 million, or 4.2% of net sales, in fiscal 2006 from $127.1 million, or 7.4% of net sales, for fiscal 2005. Net sales decreased 14%, or $233.1 million, to $1,486.2 million from $1,719.3 million, due to a decrease in pricing of $144.5 million and a decrease in volume of $88.6 million, of which $79.6 million was due to the sale of certain Decatur assets. Gross margin declined 39%, or $88.5 million, to $138.6 million, or 9.3% of net sales, for fiscal 2006 versus $227.1 million, or 13.2% of net sales, for fiscal 2005. A narrower spread between average selling price and material cost, and a decrease in volume, reduced gross margin by $81.5 million and $12.3 million, respectively. Gross margin was favorably impacted by a $13.7 million decrease in profit sharing and bonus expense due to lower earnings and a $3.8 million reduction in manufacturing expenses at our Decatur facility, partially offset by increases for freight, zinc and natural gas expense. SG&A expense decreased $17.6 million, to 5.2% of net sales in fiscal 2006, down from 5.5% of net sales for fiscal 2005. The decline in SG&A expense was largely due to a decrease of $13.1 million in profit sharing and bonus expense, resulting from lower earnings, and a $9.4 million decrease in bad debt expense compared to the prior year. The reduction in bad debt expense reflects the favorable settlement of our claim in a large bankruptcy case in fiscal 2006.

Metal Framing

Our Metal Framing segment represented approximately 28% of consolidated net sales during fiscal 2006. Volumes for fiscal 2006 increased 7% compared to fiscal 2005. We believe the improved demand reflects a combination of factors including a general increase in commercial construction, rebuilding in Florida after the hurricanes of fiscal 2005, and an expansion into Canada.

The following table presents a summary of operating results for the Metal Framing segment for the fiscal years indicated:

	2006			2005
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$796.3	100.0%	-6%	$843.9	100.0%
Cost of goods sold	673.3	84.6%	4%	648.4	76.8%

Gross margin	123.0	15.4%	-37%	195.5	23.2%
Selling, general and administrative expense	76.3	9.6%	-7%	81.7	9.7%

Operating income	$46.7	5.9%	-59%	$113.8	13.5%

Tons shipped	704		7%	657

Material cost	$508.6	63.9%	2%	$498.0	59.0%

Operating income decreased $67.1 million to $46.7 million, or 5.9% of net sales, in fiscal 2006 from $113.8 million, or 13.5% of net sales, for fiscal 2005. The primary driver of the decrease was the narrower spread between average selling price and material cost of $84.9 million, partially offset by an increase in volume of $20.5 million. Net sales decreased 6%, or $47.6 million, to $796.3 million in fiscal 2006 from $843.9 million for fiscal 2005 due to the impact of lower pricing of $117.0 million, partially offset by the impact of an increase in volume of $69.4 million. Gross margin decreased $72.5 million from $195.5 million to $123.0 million and, as a percentage of net sales, was 15.4% compared to 23.2% for the comparable period in the prior year. SG&A expense decreased because of a reduction in profit sharing and bonus expense of $10.6 million resulting from lower earnings.

Pressure Cylinders

Our Pressure Cylinders segment represented approximately 16% of consolidated net sales during fiscal 2006. This segment had an increase in net sales and record operating income in fiscal 2006.

The following table presents a summary of operating results for the Pressure Cylinders segment for the fiscal years indicated:

	2006			2005
Dollars in millions, units in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$461.9	100.0%	13%	$408.3	100.0%
Cost of goods sold	367.2	79.5%	10%	334.1	81.8%

Gross margin	94.7	20.5%	28%	74.2	18.2%
Selling, general and administrative expense	45.4	9.8%	12%	40.6	10.0%

Operating income	$49.3	10.7%	47%	$33.6	8.2%

Units shipped	48,621			36,704

Material cost	$221.8	48.0%	12%	$197.5	48.4%

Operating income increased 47%, or $15.7 million, to $49.3 million, or 10.7% of net sales, in fiscal 2006 from $33.6 million, or 8.2% of net sales, for fiscal 2005. Net sales increased 13%, or $53.6 million, to $461.9 million in fiscal 2006 from $408.3 million for fiscal 2005. The full-year impact of the September 2004 acquisition of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”) contributed $23.0 million to this increase, other North American net sales contributed $12.6 million and improved European sales contributed $18.0 million. Unit volumes were flat, excluding units from the Western Cylinder Assets. Gross margin was 20.5% of net sales in fiscal 2006 compared to 18.2% for fiscal 2005. The improved gross margin was primarily due to the full-year contribution of the Western Cylinder Assets and improved operating results of our European operations. The Austrian facility experienced increased unit volumes and expanded operating margins compared to fiscal 2005. The Portugal facility ceased production of its unprofitable liquefied petroleum gas cylinders in the first quarter of fiscal 2005, resulting in significantly improved gross margin in fiscal 2006 as a percentage of net sales. The Czech Republic facility expanded its air tank production in fiscal 2005, but incurred high labor and manufacturing expense during the expansion start-up in fiscal 2005. SG&A expense increased $4.8 million in fiscal 2006 from the prior year due the settlement of two product liability claims totaling $2.4 million and a $2.1 million increase in costs related to the full-year operation of the acquired Western Cylinder Assets.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for separate disclosure, and also includes income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the Other category for the fiscal years indicated:

	2006			2005
Dollars in millions	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$152.9	100.0%	42%	$107.4	100.0%
Cost of goods sold	137.4	89.9%	30%	105.3	98.0%

Gross margin	15.5	10.1%	638%	2.1	2.0%
Selling, general and administrative expense	15.7	10.3%	71%	9.2	8.6%

Operating loss	$(0.2)	-0.1%	97%	$(7.1)	-6.6%

Operating loss decreased by $6.9 million to $0.2 million in fiscal 2006 from an operating loss of $7.1 million in fiscal 2005 for all three operating segments in the Other category, primarily due to an improvement in results for Auto Body Panels, which offset losses in Construction Services. Net sales increased 42%, or $45.5 million, to $152.9 million in fiscal 2006 from $107.4 million in fiscal 2005 due primarily to increased sales in the Construction Services operating segment. Gross margin was 10.1% of net sales in fiscal 2006 compared to 2.0% in fiscal 2005. SG&A expense increased $6.5 million from the prior year due to sales growth in the Construction Services operating segment.

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

Net sales increased 29%, or $699.8 million, to $3,078.9 million in fiscal 2005 from $2,379.1 million for fiscal 2004. Virtually all of the increase in net sales was due to higher pricing, as volumes, excluding acquisitions and divestitures, were down on a comparative year-over-year basis for Metal Framing and Pressure Cylinders and up slightly for Steel Processing.

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

SG&A expense decreased to 7.3% of net sales in fiscal 2005 compared to 8.2% of net sales in fiscal 2004. In total, SG&A expense increased $30.1 million, to $225.9 million in fiscal 2005 from $195.8 million in fiscal 2004. This was mainly due to a $16.6 million increase in profit sharing expense, which was up significantly due to record earnings; a $9.9 million increase in professional fees; and a $2.7 million increase in bad debt expense. The increase in professional fees was due to $5.5 million of additional expenses associated with meeting the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and $5.3 million was due to the ongoing implementation of our enterprise resource planning system (“ERP”). The increase in bad debt expense was a result of the increased collection risk of certain customers.

Impairment charges and other for fiscal 2004 included a $67.4 million pre-tax charge for the impairment of certain assets and other related costs at the Decatur, Alabama, steel-processing facility and a $2.0 million pre-tax charge for the impairment of certain assets related to the European operations of Pressure Cylinders. An additional pre-tax charge of $5.6 million, mainly due to contract termination costs related to the sale of the Decatur facility, was recognized during the first quarter of fiscal 2005. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Impairment Charges and Restructuring Expense” for more information.

Miscellaneous expense in fiscal 2005 increased $6.4 million from fiscal 2004, largely due to a $4.3 million higher elimination for the minority shareholder’s interest in the net earnings of our consolidated joint ventures. Fiscal 2004 included a $3.6 million gain from the settlement of a hedge position with the Enron bankruptcy estate while fiscal 2005 also included a $1.1 million increase in interest income.

Interest expense increased 12%, or $2.6 million, to $24.8 million in fiscal 2005 from $22.2 million in fiscal 2004, due to higher average debt balances.

Equity in net income of unconsolidated affiliates increased 31%, or $12.8 million, to $53.9 million in fiscal 2005 from $41.1 million in fiscal 2004. Five of our seven unconsolidated joint ventures had strong double-digit increases in earnings. Collectively, the unconsolidated joint ventures generated approximately $767.0 million in sales in fiscal 2005, which were not reflected in consolidated net sales.

Income tax expense increased in fiscal 2005 compared to fiscal 2004 due to a higher level of income and various tax adjustments. Our effective tax rate was 37.8% for fiscal 2005 and 31.9% for fiscal 2004. The rate change was mainly due to a net unfavorable adjustment of $2.6 million in fiscal 2005 compared to favorable adjustments of $7.7 million recorded in fiscal 2004. The fiscal 2005 net adjustment was comprised of an unfavorable $4.3 million adjustment due to a ruling by the Sixth Circuit Court of Appeals that the state of Ohio’s investment tax credit program was unconstitutional and was partially offset by a $1.7 million favorable adjustment for the revision of estimated tax liabilities resulting from tax audit settlements and related developments. The $7.7 million favorable adjustments in fiscal 2004 were comprised of a $6.3 million credit for the favorable resolution of certain tax audits and a $1.4 million credit for an adjustment to deferred taxes.

Segment Operations

Steel Processing

Our Steel Processing segment represented 56% of consolidated net sales in fiscal 2005. The steel pricing environment and the automotive industry significantly impacted this segment’s results. After rising steadily in early fiscal 2005, steel prices declined from their peak in September of 2004. Overall, the price of steel in fiscal 2005 was significantly higher than in fiscal 2004. Our ability to raise prices to our customers contributed to an improved spread between our average selling price and material cost. Sales volume to the automotive market for fiscal 2005 was 3% higher than for fiscal 2004, due to market share gains and involvement in better selling product lines. Big Three automotive production volumes were down about 4% for the same period, while North American vehicle production for all manufacturers stayed relatively flat.

Effective August 1, 2004, we sold our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor for $80.4 million in cash. The assets sold at Decatur included the land and buildings, the four-stand tandem cold mill, the temper mill, the pickle line and the annealing furnaces. The sale excluded the slitting and cut-to-length assets and net working capital. We continue to serve customers by providing steel-processing services at the Decatur site under a long-term building lease with Nucor.

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

The following table presents a summary of operating results for the Steel Processing segment for the fiscal years indicated:

	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$1,719.3	100.0%	36%	$1,265.3	100.0%
Cost of goods sold	1,492.2	86.8%	36%	1,099.0	86.9%

Gross margin	227.1	13.2%	37%	166.3	13.1%
Selling, general and administrative expense	94.4	5.5%	14%	83.1	6.6%
Impairment charges and other	5.6	0.3%		67.4	5.3%

Operating income	$127.1	7.4%	704%	$15.8	1.2%

Tons shipped	3,663		-3%	3,766

Material cost	$1,267.9	73.7%	50%	$843.7	66.7%

Operating income increased $111.3 million, to $127.1 million in fiscal 2005 from $15.8 million in fiscal 2004. Excluding the effect of the “impairment charges and other” line item from each year, operating income increased $49.5 million, to $132.7 million, or 7.7% of net sales, in fiscal 2005 from $83.2 million, or 6.6% of net sales, in fiscal 2004. This increase was due to a larger spread of $51.2 million between average selling price and material cost and a decrease in expenses largely due to the sale of the Decatur assets. Net sales increased 36%, or $454.0 million, to $1,719.3 million from $1,265.3 million because of increased pricing. Volumes declined slightly compared to the prior fiscal year, but excluding the volumes associated with the assets sold at Decatur in each year, tons shipped increased 3.7% compared to the prior period. SG&A expense for fiscal 2005 was $94.4 million, an increase of $11.3 million from $83.1 million for fiscal 2004; however, as a percentage of net sales, SG&A declined due to the significant increase in net sales. The increase in SG&A was largely due to an increase in profit sharing and bonus expense of $6.5 million; higher bad debt expense of $3.4 million resulting from the increased collection risk of certain customers, including Tower Automotive; and additional expenses of $2.7 million associated with meeting SOX requirements.

Metal Framing

Fiscal 2005 represented the best year in the history of the Metal Framing segment. This was primarily due to the wider spread between average selling price and material cost. During fiscal 2005, as spread continued to drive profitability, volumes slowed due to the weak commercial and office construction market. Even though volumes declined in fiscal 2005 compared to fiscal 2004, there were signs that the commercial construction market was improving late in the year. Certain commercial construction indices generally trended higher in fiscal 2005 compared to fiscal 2004, while our largest market, office buildings, declined in activity. In general, commercial construction activity had been depressed for over three years.

During the second quarter of fiscal 2005, we entered into an unconsolidated joint venture with Pacific. The focus of this joint venture was on the military housing construction market. Our Metal Framing segment sold steel framing products to the joint venture for its projects. The operating results of the joint venture were included in “Equity in net income of unconsolidated affiliates” on the Consolidated Statement of Earnings for fiscal 2005. During the second quarter of fiscal 2006, we purchased the interest of Pacific (see “Item 8 – Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note Q-Acquisitions” and “Business Strategy” above).

Also during the second quarter of fiscal 2005, we formed a consolidated joint venture with Encore, operating under the name Dietrich Metal Framing Canada. This joint venture was formed to manufacture steel framing products for the Canadian market and to offer a variety of proprietary products supplied by our Metal Framing facilities in the U. S. During fiscal 2005, this joint venture was a 60%-owned Canadian limited liability company for which the assets and results of operations were consolidated in our Metal Framing segment.

The following table presents a summary of operating results for the Metal Framing segment for the fiscal years indicated:

	2005			2004
Dollars in millions, tons in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$843.9	100.0%	30%	$651.6	100.0%
Cost of goods sold	648.4	76.8%	26%	515.7	79.1%

Gross margin	195.5	23.2%	44%	135.9	20.9%
Selling, general and administrative expense	81.7	9.7%	22%	67.1	10.3%

Operating income	$113.8	13.5%	65%	$68.8	10.6%

Tons shipped	657		-16%	781

Material cost	$498.0	59.0%	38%	$359.7	55.2%

Operating income increased $45.0 million, to a record $113.8 million in fiscal 2005 from $68.8 million in fiscal 2004. The primary driver for the increase was a $95.1 million expansion in the spread between average selling price and material cost. Net sales increased 30%, or $192.3 million, to $843.9 million in fiscal 2005 from $651.6 million in fiscal 2004. This increase was due to a 54% increase in average selling price, which increased net sales by $286.0 million, offset by a 16% volume decrease, which reduced net sales by $93.8 million. Gross margin increased 44% to $195.5 million from $135.9 million in fiscal 2004, mostly due to an increase in the spread between average selling price and material cost, partially offset by a $41.2 million impact due to lower sales volume. Even though SG&A expense increased $14.6 million, it decreased as a percentage of net sales to 9.7% in fiscal 2005 from 10.3% in fiscal 2004 due to the significant increase in net sales. SG&A expense increased primarily due to a $9.2 million increase in profit sharing and bonus expense, additional expenses of $3.7 million for professional fees mainly due to the ERP implementation and $1.3 million associated with meeting SOX requirements. The combined impact of the factors discussed above was an increase in operating income as a percentage of net sales to 13.5% in fiscal 2005 from 10.6% in fiscal 2004.

Pressure Cylinders

We acquired the Western Cylinder Assets on September 17, 2004. This business manufactures 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, propane-fueled camping equipment, portable heaters and tabletop grills. These new product lines generated $45.8 million of net sales for us in fiscal 2005 after the acquisition.

In Europe, we have been successful with high-pressure and refrigerant cylinders, but struggled with the liquefied petroleum gas (“LPG”) cylinders due to market overcapacity and declining demand. As a result, an impairment charge on certain of our Portugal LPG assets was recorded in the fourth quarter of fiscal 2004 and production of the LPG cylinders at the Portugal facility ceased during the first quarter of fiscal 2005.

On October 13, 2004, we purchased the 49% interest of our minority partner in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic.

The following table presents a summary of operating results for the Pressure Cylinders segment for the fiscal years indicated:

	2005			2004
Dollars in millions, units in thousands	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$408.3	100.0%	24%	$328.7	100.0%
Cost of goods sold	334.1	81.8%	27%	262.6	79.9%

Gross margin	74.2	18.2%	12%	66.1	20.1%
Selling, general and administrative expense	40.6	9.9%	17%	34.7	10.6%
Impairment charges and other	-			2.0	0.6%

Operating income	$33.6	8.2%	14%	$29.4	8.9%

Units shipped	36,704		150%	14,670

Material cost	$197.5	48.4%	38%	$142.6	43.4%

Operating income increased 14%, or $4.2 million, to $33.6 million in fiscal 2005 from $29.4 million in fiscal 2004. The increase was due to higher volumes of $19.6 million, partially offset by a decline in the spread between average selling price and material cost of $11.6 million. Net sales increased 24%, or $79.6 million, to $408.3 million due to higher sales volumes, with $45.8 million of this increase attributable to the purchase of the Western Cylinder Assets. The strength of foreign currencies against the U.S. dollar also contributed $10.2 million to net sales. Gross margin increased $8.1 million to $74.2 million for fiscal 2005 from $66.1 million for fiscal 2004. Although SG&A expense decreased slightly as a percentage of net sales, the dollar expense increased $5.9 million primarily due to $2.9 million of expenses related to the purchase of the Western Cylinder Assets (which included $1.7 million of amortization expense of customer list intangible assets), an increase in profit sharing and bonus expense of $1.7 million, and additional expenses of $0.6 million associated with meeting SOX requirements.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging reporting segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the Other category for the fiscal years indicated:

	2005			2004
Dollars in millions	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$107.4	100.0%	-20%	$133.5	100.0%
Cost of goods sold	105.3	98.0%	-17%	126.4	94.7%

Gross margin	2.1	2.0%	-70%	7.1	5.3%
Selling, general and administrative expense	9.2	8.6%	-16%	10.9	8.2%

Operating loss	$(7.1)	-6.6%	-87%	$(3.8)	-2.8%

Operating loss increased $3.3 million to $7.1 million, or 6.6% of net sales, for the year from $3.8 million, or 2.8% of net sales, for fiscal 2004. Net sales were $107.4 million for the year compared to $133.5 million in fiscal 2004 due to the impact of lower volume of $25.8 million. Gross margin decreased $5.0 million, to $2.1 million, from $7.1 million and, as a percentage of net sales, was 2.0% compared to 5.3% in the prior year, primarily due to a narrower spread between average selling price and material cost and the decrease in volume. SG&A expense decreased from $10.9 million in fiscal 2004 to $9.2 million in fiscal 2005, but increased as a percentage of net sales from 8.2% in fiscal 2004 to 8.6% in fiscal 2005.

Liquidity and Capital Resources

During fiscal 2006, we generated $227.1 million in cash from operating activities. This was primarily the result of $146.0 million in net earnings, an $11.6 million increase in accounts receivable and an $81.7 million increase of in accounts payable during the period. The difference between the net cash provided by operating activities in fiscal 2006 compared to fiscal 2005 was primarily the result of changes in accounts receivable and inventory, which were reflective of the decline of steel prices, discussed above, and increased accounts payable.

Consolidated net working capital was $505.5 million at May 31, 2006, compared to $392.9 million at May 31, 2005. The $112.6 million increase was mainly attributable to an increase in inventory of $33.6 million and a decrease in current maturities of long-term debt of $143.4 million, partially offset by an increase in accounts payable of $82.7 million.

Our primary investing and financing activities included distributing $60.0 million in dividends to shareholders, and spending $60.1 million on capital projects, including $14.3 million for our ERP system, $7.4 million for a furnace upgrade at our Spartan joint venture galvanizing facility and $5.5 million for the UltraSTEELTM conversion project. We also invested $16.4 million in a new aircraft which represented progress payments on an estimated purchase price of $l9.3 million. This investment is recorded in assets held for sale as the aircraft will be sold and leased back during fiscal 2007. It will replace an existing leased aircraft.

We generated $9.1 million in cash from the issuance of common shares through option exercises and $47.8 million from the sale of assets, including the sale of our interest in Acerex. Major ongoing projects include our ERP project, the furnace upgrade at Spartan, and the conversion to UltraSTEELTM production for our Metal Framing segment.

Our short-term liquidity needs are primarily met by a $435.0 million long-term revolving credit facility; a $100.0 million trade accounts receivable securitization facility and $40.0 million in uncommitted discretionary credit lines. During the third quarter of fiscal 2006, a $20.0 million discretionary credit line was terminated. All credit facilities and lines were unused as of May 31, 2006 and May 31, 2005. Our 7 1/8% Senior Notes matured on May 15, 2006, and were fully paid.

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

At May 31, 2006, our total debt was $252.7 million compared to $388.4 million at May 31, 2005. Our debt to total capitalization ratio was 21.1% at May 31, 2006, down from 32.1% at May 31, 2005.

On June 13, 2005, we announced that our board of directors authorized the repurchase of up to 10.0 million of our outstanding common shares. The purchases may be made from time to time, on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. During fiscal 2006, there were no repurchases of common shares.

We assess acquisition opportunities as they arise. Additional financing may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any new acquisitions, we anticipate that cash, short-term investments, cash provided by operating activities and unused borrowing capacity should be sufficient to fund expected normal operating costs, dividends, working capital, and capital expenditures for our existing businesses.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2006. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the U.S.

	Payments Due by Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$245.0	$-	$-	$145.0	$100.0
Interest expense on long-term debt	86.9	15.0	30.1	20.4	21.4
Operating leases	68.3	10.9	21.0	16.4	20.0
Unconditional purchase obligations	30.7	2.4	4.7	4.7	18.9

Total contractual cash obligations	$430.9	$28.3	$55.8	$186.5	$160.3

The interest expense on long-term debt is computed by using the fixed rates of the debt including the interest rate swap hedge. The unconditional purchase obligations are to secure access to a facility used to regenerate acid used in three steel processing facilities. These three facilities are to deliver their spent acid for processing annually through fiscal 2019.

The following table summarizes our other commercial commitments as of May 31, 2006. These commercial commitments are not reflected on our consolidated balance sheet.

	Commitment Expiration per Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit	$435.0	$-	$-	$435.0	$-
Standby letters of credit	11.5	11.5	-	-	-
Guarantees	4.7	4.7	-	-	-

Total commercial commitments	$451.2	$16.2	$-	$435.0	$-

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at May 31, 2006.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).

SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred beginning June 1, 2006. We do not expect the adoption of SFAS 151 to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and it supercedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure will not be an alternative. SFAS 123(R) is effective for all fiscal years beginning after June 15, 2005, and thus will become effective for us beginning in the fiscal year ending May 31, 2007 (“fiscal 2007”). The adoption of SFAS 123(R)’s fair value method will have an impact on results of operations, although it will have no impact on the Company’s overall financial position. Stock option expense after the adoption of SFAS 123(R) is not expected to be materially different than the expense reported in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies”, but this will not be known until a full analysis of the impact of SFAS 123(R) is completed. The impact will largely depend on levels of share-based payments granted in the future.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Environmental

We believe environmental issues will not have a material effect on capital expenditures, future results of operations or financial position.

Inflation

The effects of inflation on our operations were not significant during the periods presented in the consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us since these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

Revenue Recognition: We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide an allowance for returns based on experience and current customer activities. Within Construction Services, we recognize revenue on a percentage-of-completion method.

Receivables: We review our receivables on a monthly basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales.

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

Impairment of Long-Lived Assets: We review the carrying value of our long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. Accounting standards require an impairment charge to be recognized in the financial statements if the carrying amount of an asset or group of assets exceeds the undiscounted cash flows generated by that asset or group of assets. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

Annually at the end of our fiscal third quarter, we review goodwill for impairment using the present value technique to determine the estimated fair value of goodwill associated with each reporting entity. There are three significant sets of values used to determine the fair value: estimated future discounted cash flows, capitalization rate and tax rates. The estimated future discounted cash flows used in the model are based on planned growth with an assumed perpetual growth rate. The capitalization rate is based on our current cost of debt and equity capital. Tax rates are maintained at current levels.

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

Stock-Based Compensation: We currently account for employee and non-employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under our plans had an exercise price equal to the fair market value of the underlying common shares on the grant date. Beginning in fiscal 2007, we will be required to record an expense for our stock-based compensation plans using the fair value method prescribed in SFAS No. 123(R). Had we accounted for stock-based compensation plans using this fair value method, we estimate that diluted earnings per share would have been reduced by $0.03 per share in fiscal 2006, $0.03 in fiscal 2005 and $0.02 in fiscal 2004.

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

We have a reserve for taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or court decisions affecting a particular tax issue.

Self-Insurance Reserves: We are largely self-insured with respect to workers’ compensation, general liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on third-party actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends. Facility consolidations, focus on and investment in safety initiatives, and an emphasis on property loss prevention and product quality has resulted in an improvement in our loss history and the related assumptions used to analyze these reserves. This improvement resulted in a $5.3 million reduction to these insurance reserves that was recorded during the second quarter of fiscal 2006. We will continue to review these reserves on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

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

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap had a notional amount of $100 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 2014. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Debt.” The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% decline in the yield curve would reduce the fair value of our interest rate swap by $3.2 million.

Foreign Currency Risk

The translation of foreign currencies into U.S. dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk. However, the Company does make limited use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2006, the difference between the contract and book value was not material to the Company’s financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact the financial position, results of operations, or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would decrease by $4.7 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc (see additional information below regarding natural gas and zinc) and other raw materials and utility requirements. The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices.

Derivative financial instruments are selectively used to manage exposure to fluctuations in the cost of natural gas and zinc. These contracts cover periods commensurate with known or expected exposures through 2008. No derivatives are held for trading purposes. No credit loss is anticipated, as the counterparties to these agreements are major financial institutions that are highly rated. The derivatives are classified as cash flow hedges. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in fiscal 2006.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in zinc prices would reduce the fair value of our hedge position by $4.0 million. A similar 10% decline in natural gas prices would reduce the fair value of the natural gas hedge position by $1.0 million. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income.

Notional transaction amounts and fair values for the outstanding derivative positions as of May 31, 2006 and 2005 are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	May 31, 2006		May 31, 2005		Change In Fair Value
In millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Zinc	$11.2	$28.3	$15.5	$5.7	$22.6
Natural gas	6.6	3.3	10.1	2.5	0.8
Interest rate	100.0	7.6	100.0	(1.0)	8.6

Safe Harbor

Quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with our use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of, and demand for, steel products and certain raw materials. To the extent these assumptions prove to be inaccurate, future outcomes with respect to hedging programs may differ materially from those discussed in the forward-looking statements.

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Worthington Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 11, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

Columbus,	Ohio

August 11, 2006

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$56,216	$57,249
Short-term investments	2,173	-
Receivables, less allowances of $4,964 and $11,225 at May 31, 2006 and 2005	404,553	404,506
Inventories:
Raw materials	266,818	227,718
Work in process	104,244	97,168
Finished products	88,295	100,837

	459,357	425,723
Assets held for sale	23,535	4,644
Deferred income taxes	15,854	19,490
Prepaid expenses and other current assets	34,553	26,721

Total current assets	996,241	938,333
Investments in unconsolidated affiliates	123,748	136,856
Goodwill	177,771	168,267
Other assets	55,733	33,593
Property, plant and equipment:
Land	19,595	20,632
Buildings and improvements	234,091	231,651
Machinery and equipment	815,638	801,289
Construction in progress	27,904	18,124

	1,097,228	1,071,696
Less accumulated depreciation	550,324	518,740

	546,904	552,956

Total assets	$1,900,397	$1,830,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362,883	$280,181
Notes payable	7,684	-
Accrued compensation, contributions to employee benefit plans and related taxes	49,784	56,773
Dividends payable	15,078	14,950
Other accrued items	36,483	45,867
Income taxes payable	18,874	4,240
Current maturities of long-term debt	-	143,432

Total current liabilities	490,786	545,443
Other liabilities	55,249	56,262
Long-term debt	245,000	245,000
Deferred income taxes	114,610	119,462
Contingent liabilities and commitments - Note G	-	-
Minority interest	49,446	43,002
Shareholders’ equity:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2006 - 88,691,204 shares, 2005 - 87,933,202 shares	-	-
Additional paid-in capital	159,328	149,167
Cumulative other comprehensive income (loss), net of taxes of $ (10,287) and $(2,628) at May 31, 2006 and 2005	27,116	(1,313)
Retained earnings	758,862	672,982

	945,306	820,836

Total liabilities and shareholders’ equity	$1,900,397	$1,830,005

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share)

	Fiscal Years Ended May 31,
	2006	2005	2004
Net sales	$2,897,179	$3,078,884	$2,379,104
Cost of goods sold	2,525,545	2,580,011	2,003,734

Gross margin	371,634	498,873	375,370
Selling, general and administrative expense	214,030	225,915	195,785
Impairment charges and other	-	5,608	69,398

Operating income	157,604	267,350	110,187
Other income (expense):
Miscellaneous expense	(1,524)	(7,991)	(1,589)
Gain on sale of Acerex	26,609	-	-
Interest expense	(26,279)	(24,761)	(22,198)
Equity in net income of unconsolidated affiliates	56,339	53,871	41,064

Earnings before income taxes	212,749	288,469	127,464
Income tax expense	66,759	109,057	40,712

Net earnings	$145,990	$179,412	$86,752

Average common shares outstanding - basic	88,288	87,646	86,312

Earnings per share - basic	$1.65	$2.05	$1.01

Average common shares outstanding - diluted	88,976	88,503	86,950

Earnings per share - diluted	$1.64	$2.03	$1.00

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share)

			Additional Paid- in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total
	Common Shares
	Shares	Amount
Balance at June 1, 2003	85,948,636	$-	$121,390	$(5,168)	$520,072	$636,294
Comprehensive income:
Net earnings	-	-	-	-	86,752	86,752
Unrealized gain on investment	-	-	-	94	-	94
Foreign currency translation	-	-	-	(1,747)	-	(1,747)
Minimum pension liability	-	-	-	1,015	-	1,015
Cash flow hedges	-	-	-	3,413	-	3,413

Total comprehensive income						89,527

Common shares issued	907,006	-	11,357	-	-	11,357
Cash dividends declared ($0.64 per share)	-	-	-	-	(55,312)	(55,312)
Other	-	-	(1,492)	-	-	(1,492)

Balance at May 31, 2004	86,855,642	-	131,255	(2,393)	551,512	680,374
Comprehensive income:
Net earnings	-	-	-	-	179,412	179,412
Unrealized gain on investment	-	-	-	164	-	164
Foreign currency translation	-	-	-	698	-	698
Minimum pension liability	-	-	-	(332)	-	(332)
Cash flow hedges	-	-	-	550	-	550

Total comprehensive income						180,492

Common shares issued	1,077,560	-	17,917	-	-	17,917
Cash dividends declared ($0.66 per share)	-	-		-	(57,942)	(57,942)
Other	-	-	(5)	-	-	(5)

Balance at May 31, 2005	87,933,202	-	149,167	(1,313)	672,982	820,836
Comprehensive income:
Net earnings	-	-	-	-	145,990	145,990
Unrealized gain on investment	-	-	-	139	-	139
Foreign currency translation	-	-	-	8,711	-	8,711
Minimum pension liability	-	-	-	2,473	-	2,473
Cash flow hedges	-	-	-	17,106	-	17,106

Total comprehensive income						174,419

Common shares issued	758,002	-	10,161	-	-	10,161
Cash dividends declared ($0.68 per share)	-	-	-	-	(60,110)	(60,110)

Balance at May 31, 2006	88,691,204	$-	$159,328	$27,116	$758,862	$945,306

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended May 31,
	2006	2005	2004
Operating activities:
Net earnings	$145,990	$179,412	$86,752
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,116	57,874	67,302
Impairment charges and other	-	5,608	69,398
Provision for deferred income taxes	(12,645)	(1,496)	(22,508)
Equity in net income of unconsolidated affiliates, net of distributions received	702	(25,351)	(28,912)
Minority interest in net income of consolidated subsidiaries	6,088	8,963	4,733
Net loss (gain) on sale of assets	6,079	2,641	(3,127)
Gain on sale of Acerex	(26,609)	-	-
Changes in assets and liabilities:
Accounts receivable	11,616	(50,661)	(175,290)
Inventories	(33,788)	(59,236)	(94,073)
Prepaid expenses and other current assets	(9,186)	(10,195)	12,841
Other assets	(563)	(831)	90
Accounts payable and accrued expenses	79,114	(72,933)	162,383
Other liabilities	1,152	(1,524)	(222)

Net cash provided by operating activities	227,066	32,271	79,367

Investing activities:
Investment in property, plant and equipment, net	(60,128)	(46,318)	(29,599)
Investment in aircraft	(16,435)	-	-
Acquisitions, net of cash acquired	(6,776)	(65,119)	-
Investment in unconsolidated affiliate	-	(1,500)	(490)
Proceeds from sale of assets	3,225	89,488	5,662
Proceeds from sale of Acerex	44,604	-	-
Purchases of short-term investments	(493,860)	(72,875)	-
Sales of short-term investments	491,687	72,875	-

Net cash used by investing activities	(37,683)	(23,449)	(24,427)

Financing activities:
Proceeds from short-term borrowings	7,684	-	(1,145)
Proceeds from long-term debt, net	-	99,409	-
Principal payments on long-term debt	(143,416)	(2,381)	(1,234)
Proceeds from issuance of common shares	9,138	14,673	10,644
Payments to minority interest	(3,840)	(8,360)	(7,200)
Dividends paid	(59,982)	(56,891)	(55,167)

Net cash provided (used) by financing activities	(190,416)	46,450	(54,102)

Increase (decrease) in cash and cash equivalents	(1,033)	55,272	838
Cash and cash equivalents at beginning of year	57,249	1,977	1,139

Cash and cash equivalents at end of year	$56,216	$57,249	$1,977

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2006, 2005 and 2004

Note A – Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the partner shown as minority interest on the balance sheet, and its portion of net income or loss is included in miscellaneous income or expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated.

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

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

Derivative Financial Instruments: The Company does not engage in currency or commodity speculation and generally enters into derivatives only to hedge specific interest, foreign currency or commodity transactions. All derivatives are accounted for using mark-to-market accounting. Gains or losses from these transactions offset gains or losses of the assets, liabilities or transactions being hedged. Current assets and other assets include derivative fair values at May 31, 2006 of $13,868,000 and $25,307,000, respectively. If a cash flow derivative is terminated and the cash flows remain probable, the amount in other comprehensive income remains and will be reclassified to net earnings when the hedged cash flow occurs. Ineffectiveness of the hedges during the fiscal year ended May 31, 2006 (“fiscal 2006”), the fiscal year ended May 31, 2005 (“fiscal 2005”) and the fiscal year ended May 31, 2004 (“fiscal 2004”) was immaterial and was reported in other income (expense). The commodity derivatives hedge exposure through 2008.

Fair Value of Financial Instruments: The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, short-term investments, account and note receivables, other assets and account and note payables, approximate fair values. The fair value of long-term debt, including current maturities, based upon quoted market prices was $250,206,000 and $408,101,000 at May 31, 2006 and 2005, respectively.

Risks and Uncertainties: As of May 31, 2006, the Company, including unconsolidated affiliates, operated 62 production facilities in 23 states and 10 countries. The Company’s largest markets are the construction and the automotive and automotive supply markets, which comprise approximately 41% and 33%, respectively, of the Company’s net sales. Foreign operations and exports represent less than 10% of the Company’s production, consolidated net sales and consolidated net assets. Approximately 11% of the Company’s consolidated labor force is covered by collective bargaining agreements. These numbers include 95 employees who were covered by a contract that expired on May 5, 2006 that is currently being renegotiated. Of the remaining labor contracts, none expire within one year from May 31, 2006. The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company’s consolidated financial position, cash flows or future results of operations.

Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $56,769,000 for fiscal 2006, $55,409,000 for fiscal 2005, and $66,545,000 for fiscal 2004. Accelerated depreciation methods are used for income tax purposes.

Planned Maintenance Activities: The Company uses the deferral method to account for costs of planned maintenance shutdowns. Under this method the costs of a qualifying shutdown are capitalized and amortized on a straight-line basis, into maintenance expense, until the next anticipated shutdown. In no case will the amortization period exceed twelve months.

Leases: Certain lease agreements contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the length of the lease term. Leasehold improvements made by the lessee that are funded by landlord allowances or incentives are recorded as leasehold improvement assets and will be amortized over the shorter of the economic life or the lease term. These incentives are also recorded as deferred rent and amortized as reductions in rent expense over the lease term.

Capitalized Interest: The Company capitalizes interest in connection with the construction of qualified assets. Under this policy, the Company capitalized interest of $638,000 in fiscal 2006, $158,000 in fiscal 2005 and $22,000 in fiscal 2004.

Stock-Based Compensation: At May 31, 2006, the Company had stock option plans for employees and non-employee directors which are described more fully in “Note F – Stock-Based Compensation.” The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the fair market value of the underlying common shares on the date of the grant. Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This information is required to be determined as if the Company had accounted for its options granted after December 31, 1994, under the fair value method prescribed by that Statement.

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

The adoption of SFAS 123(R)’s fair value method will not materially impact the Company’s results of operations or overall financial position. Stock option expense after the adoption of SFAS 123(R) is not expected to be materially different than the expense reported in the table below, but this will not be known until a full analysis of the impact of SFAS 123(R) is completed. The impact will largely depend on levels of share-based payments granted in the future.

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

The weighted average fair value of stock options granted in fiscal 2006, fiscal 2005 and fiscal 2004 was $3.62, $3.14, and $2.82, respectively, based on the Black Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Assumptions used:
Dividend yield	3.58%	3.33%	4.04%
Expected volatility	25.00%	25.00%	26.00%
Risk-free interest rate	4.38%	3.88%	3.88%
Expected lives (years)	6.6	6.6	6.2

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for the stock option plans under the fair value method of accounting, as required by SFAS 123, for the years ended May 31:

In thousands, except per share	2006	2005	2004
Net earnings, as reported	$145,990	$179,412	$86,752
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	2,381	1,977	1,328

Pro forma net earnings	$143,609	$177,435	$85,424

Earnings per share:
Basic, as reported	$1.65	$2.05	$1.01
Basic, pro forma	1.63	2.02	0.99
Diluted, as reported	1.64	2.03	1.00
Diluted, pro forma	1.61	2.00	0.98

Revenue Recognition: The Company recognizes revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, the Company defers recognition of revenue until payment is collected. The Company provides an allowance for expected returns based on experience and current customer activities. Within the Construction Services operating segment, revenue is recognized on a percentage-of-completion method.

Advertising Expense: The Company expenses advertising costs as incurred. Advertising expense was $3,571,000, $3,924,000 and $3,024,000 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

Statements of Cash Flows: Supplemental cash flow information for the years ended May 31 is as follows:

In thousands	2006	2005	2004
Interest paid	$28,372	$25,039	$21,889
Income taxes paid, net of refunds	67,163	155,901	4,749

Income Taxes: In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”, the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in long-term liabilities. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by taxing authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits, interest expense, and penalties applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserves.

Asset Retirement Obligations: In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, which clarifies that a liability for the performance of an asset retirement activity should be recorded if the obligation to perform such activity is unconditional, whether or not the timing or method of settlement may be conditional on a future event. FIN 47 became effective for the fiscal 2006 consolidated financial statements. The current estimation of any ultimate legal obligation to remediate properties, either in the course of future remodeling, demolition or construction, or as a transferred liability to a buyer, and the related asset and cumulative catch-up of any accretion or depreciation, was immaterial to our consolidated financial position and results of operations.

Recently Issued Accounting Standards: In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the financial position and results of operations.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Note B – Shareholders’ Equity

Preferred Shares: The Worthington Industries, Inc. Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The board of directors of Worthington Industries, Inc. is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation, and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

Common Shares: Worthington Industries, Inc. announced on June 13, 2005, that its board of directors authorized the repurchase of up to ten million, or approximately 11%, of the then outstanding common shares. The purchases may be made from time to time, on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. No repurchases of common shares pursuant to this authorization occurred during fiscal 2006.

Comprehensive Income: The components of other comprehensive income (loss) and related tax effects for the years ended May 31 were as follows:

In thousands	2006	2005	2004
Other comprehensive income (loss):
Unrealized gain on investment	$139	$164	$94
Foreign currency translation, net of tax of $677, $(756) and $0 in 2006, 2005 and 2004	8,711	698	(1,747)
Minimum pension liability, net of tax of $ 28, $203 and $(492) in 2006, 2005 and 2004	2,473	(332)	1,015
Cash flow hedges, net of tax of $(8,364), $ (661) and $(2,628) in 2006, 2005 and 2004	17,106	550	3,413

Other comprehensive income, net of tax	$28,429	$1,080	$2,775

The components of cumulative other comprehensive income (loss), net of tax, at May 31 were as follows:

In thousands	2006	2005
Unrealized gain on investment	$291	$152
Foreign currency translation	6,460	(2,251)
Minimum pension liability	(276)	(2,749)
Cash flow hedges	20,641	3,535

Cumulative other comprehensive income (loss), net of tax	$27,116	$(1,313)

Reclassification adjustments for cash flow hedges in fiscal 2006, fiscal 2005, and fiscal 2004 were $4,382,000 (net of tax of $2,686,000), $1,402,000 (net of tax of $859,000) and $248,000 (net of tax of $152,000), respectively.

The estimated net amount of the existing gains or losses in other comprehensive income at May 31, 2006, expected to be reclassified into net earnings within the twelve months was $8,598,000 (net of tax of $5,270,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2006, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2007.

Note C – Debt

Debt at May 31 is summarized as follows:

In thousands	2006	2005
Short-term notes payable	$7,684	$-
7.125% senior notes due May 15, 2006	-	142,409
6.700% senior notes due December 1, 2009	145,000	145,000
Floating rate senior notes due December 17, 2014	100,000	100,000
Other	-	1,023

Total debt	252,684	388,432
Less current maturities and short-term notes payable	7,684	143,432

Total long-term debt	$245,000	$245,000

On September 29, 2005, Worthington Industries, Inc. amended and restated its $435,000,000 long-term revolving credit facility. The amendment provides for an extension of the facility commitments to September 2010; replaces the leverage ratio (debt-to-EBITDA) financial covenant with an interest coverage ratio (EBITDA-to-interest expense) financial covenant and reduces the facility fees payable. The borrowings under the amended and restated facility may be used to fund general corporate purposes including working capital, capital expenditures, acquisitions and dividends.

Worthington Industries, Inc. pays facility fees on the unused credit amount under its revolving credit facility. Interest rates on borrowings under the revolving credit facility and related facility fees are determined by Worthington Industries, Inc.’s senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. The covenants in the revolving credit facility include, among others, maintenance of a debt-to-total capitalization ratio of not more than 55% and maintenance of an interest coverage ratio of not less than 3.25 times through maturity. The Company was in compliance with all covenants under the facility at May 31, 2006. There was no outstanding balance under the facility at May 31, 2006 and 2005.

In July 2004, Worthington Industries, Inc. amended its then $235,000,000 revolving credit facility to increase its size to $435,000,000 and to eliminate certain covenants.

Effective December 17, 2004, Worthington Industries, Inc. issued $100,000,000 in aggregate principal amount of unsecured Floating Rate Senior Notes due December 17, 2014 (the “2014 Notes”) through a private placement. The 2014 Notes bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. This rate was 5.46% as of May 31, 2006. The 2014 Notes are callable at Worthington Industries, Inc.’s option, at par, on or after December 17, 2006. The covenants in the 2014 Notes include, among others, maintenance of a debt-to-total capitalization ratio of not more than 55% and maintenance of a debt-to-EBITDA ratio of not more than 3.25 times through maturity. The Company was in compliance with all covenants under the 2014 Notes at May 31, 2006.

In anticipation of the issuance of the 2014 Notes, the Company entered into an interest rate swap agreement in October 2004, which was amended in December 2004. Under the terms of the agreement, the Company receives interest on a $100,000,000 notional amount at the six-month LIBOR rate and the Company pays interest on the same notional amount at a fixed rate of 4.46%.

At May 31, 2006, the Company’s short-term notes payable represented debt of foreign operations consisting of a term loan bearing interest at a variable rate of 3.4%, which is guaranteed by Worthington Industries, Inc. This rate is determined by Worthington Industries, Inc’s senior unsecured long-term debt ratings as assigned by Standard & Poor’s ratings Services and Moody’s Investors Service. The covenants reflect those of the $435,000,000 revolving credit facility listed above.

Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows:

In thousands
2007	$-
2008	-
2009	-
2010	145,000
2011	-
Thereafter	100,000

Total	$245,000

Note D – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

In thousands	2006	2005	2004
Pre-tax earnings:
United States based operations	$194,427	$271,831	$119,658
Non - United States based operations	18,322	16,638	7,806

	$212,749	$288,469	$127,464

Significant components of income tax expense for the years ended May 31 were as follows:

In thousands	2006	2005	2004
Current:
Federal	$56,911	$94,295	$52,720
State and local	8,343	13,387	7,061
Foreign	14,150	2,871	3,439

	79,404	110,553	63,220
Deferred:
Federal	(6,051)	(4,434)	(19,034)
State	(1,950)	3,634	(2,229)
Foreign	(4,644)	(696)	(1,245)

	(12,645)	(1,496)	(22,508)

	$66,759	$109,057	$40,712

Tax benefits related to the exercise of options that were credited to additional paid-in capital were $1,279,000, $3,542,000 and $446,000 for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Tax benefits (expenses) related to foreign currency translation adjustments that were credited to (deducted from) other comprehensive income were $677,000, $(756,000), and $0 for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Tax benefits (expenses) related to minimum pension liability that were credited to other comprehensive income were $28,000, $203,000, and $(492,000) for fiscal 2006, fiscal 2005, and fiscal 2004 respectively. Tax expenses related to cash flow hedges that were credited to other comprehensive income were $(8,364,000), $(661,000), and $(2,628,000) for fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

The reconciliation of the differences between the effective income tax rate and the statutory federal income tax rate for the years ended May 31 is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal tax benefit	3.6	3.0	2.5

Reversal of income tax accruals for favorable resolution of tax audits and change in estimate of deferred tax	(1.4)	(0.2)	(6.1)

Non-U.S. income taxes at other than 35%	(4.1)	(1.3)	(0.4)

Ohio income tax law change	(2.3)	-	-

Special foreign earnings repatriations and sale of non-U.S. company	2.5	-	-

Deferred tax adjustment for foreign earnings	(2.2)	-	-

Other	0.3	1.3	0.9

Effective tax rate	31.4%	37.8%	31.9%

The Company establishes reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits, interest expense, and penalties applied to temporary difference adjustments and tax return positions. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. As a result of the favorable resolution of certain tax audits and related developments, the Company decreased the tax reserve by $2,261,000, $2,112,000 and $3,377,000 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

The Company adjusted deferred taxes in fiscal 2006 and fiscal 2005, resulting in a $5,599,000 decrease and $1,628,000 increase, respectively, in income tax expense. Fiscal 2006 included a $4,623,000 adjustment for an over-accrual of deferred tax liabilities related to the foreign earnings of the WAVE joint venture and a $4,346,000 deferred tax liability adjustment for the Ohio tax law changes, discussed below, offset by a $3,370,000 adjustment for changes in estimated tax liabilities.

On June 30, 2005, the state of Ohio enacted various changes to its tax laws. One change is the phase-out of the Ohio franchise tax, which is generally based on federal taxable income. This phase-out is scheduled to occur at the rate of 20% per year for 2006 through 2010. The Company’s accrual for income taxes for fiscal 2005 included 100% of the expected Ohio franchise tax liability. As a result of the law change, only 80% of that liability was due. As such, the Company made an adjustment to reduce its accrued income taxes. In addition, as a result of various changes to Ohio’s tax laws, the Company adjusted its deferred taxes by $4,346,000.

American Jobs Creation Act

The American Jobs Creation Act of 2004 (“the Act”) provides a deduction for income from qualified domestic production activities, which is phased in from 2006 through 2011. The effect of the phase-in of this new deduction resulted in a decrease in the effective tax rate for fiscal year 2006 of less than 1 percentage-point. Under the guidance in FASB Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. During fiscal 2006, the Company both approved a plan for reinvestment and repatriated a cash dividend amount of $42,157,000, of which $41,395,000 qualified for the 85 percent dividends-received deduction. Pursuant to the plan for reinvestment, during 2006 the Company made expenditures for capital additions and improvements and other qualifying amounts at its domestic facilities in excess of the $42,157,000 cash dividend amount. As a result, the Company recorded a related tax expense of $1,702,000 for the cash dividend repatriation.

Taxes on Foreign Income

Pre-tax income for fiscal 2006, 2005 and 2004 attributable to foreign sources are as noted above. Without regard to the one-time repatriation discussed above, as of May 31, 2006, and based on the tax laws in effect at that time, it remains the Company’s intention to continue to indefinitely reinvest its undistributed foreign earnings, except for the foreign earnings of its TWB joint venture. Accordingly, where this election has been made, no deferred tax liability has been recorded for those foreign earnings. Undistributed earnings of its consolidated foreign subsidiaries, net of the $42,157,000 repatriation, at May 31, 2006, amounted to $34,420,000. If such earnings were not permanently reinvested, a deferred tax liability of approximately $13,160,000 would have been required.

The components of the Company’s deferred tax assets and liabilities as of May 31 were as follows:

In thousands	2006	2005
Deferred tax assets:
Accounts receivable	$3,204	$5,820
Inventories	3,535	3,181
Accrued expenses	16,209	20,642
Net operating loss carryforwards	17,841	17,374
Tax credit carryforwards	2,841	2,276
Income taxes	1,025	1,277

Total deferred tax assets	44,655	50,570
Valuation allowance for deferred tax assets	(15,931)	(17,858)

Net deferred tax assets	28,724	32,712
Deferred tax liabilities:
Property, plant and equipment	98,505	106,287
Derivative contracts	11,413	2,969
Undistributed earnings of unconsolidated affiliates	13,557	23,393
Other	38	35

Total deferred tax liabilities	123,513	132,684

Net deferred tax liability	$94,789	$99,972

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

In thousands	2006	2005
Current assets:
Deferred income taxes	$15,854	$19,490
Other assets:
Deferred income taxes	3,967	-
Noncurrent liabilities:
Deferred income taxes	114,610	119,462

Net deferred tax liabilities	$94,789	$99,972

At May 31, 2006, the Company had tax benefits for federal net operating loss carryforwards of $785,000 that expire from fiscal 2007 to fiscal 2019. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2006, the Company had tax benefits for state net operating loss carryforwards of $11,893,000 that expire from fiscal 2007 to fiscal 2024 and state credit carryforwards of $30,000. At May 31, 2006, the Company had tax benefits for foreign net operating loss carryforwards of $5,162,000 for income tax purposes that expire from fiscal 2007 to fiscal 2011. At May 31, 2006, the Company had tax benefits for foreign tax credit carryforwards of $2,812,000.

A valuation allowance of $15,931,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards, and foreign tax credit carryforwards. The valuation allowance includes $3,597,000 for federal, $11,251,000 for state and $1,083,000 for foreign. The majority of the state valuation allowance relates to owning the Decatur, Alabama, facility while the majority of the foreign valuation allowance relates to operations in the Czech Republic and China. The Company has determined that it is more likely than not that there will not be sufficient taxable income in future years to utilize all of the net operating loss carryforwards.

Note E – Employee Pension Plans

The Company provides retirement benefits to employees mainly through contributory, deferred profit sharing plans. Company contributions to the deferred profit sharing plans are determined as a percentage of the

Company’s pre-tax income before profit sharing with contributions guaranteed to represent at least 3% of the participants’ compensation. Starting in January 2003, the Company began matching employee contributions at 50% up to defined maximums. The Company also has one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan. That defined benefit plan is a non-contributory pension plan, which covers certain employees based on age and length of service. Company contributions comply with ERISA’s minimum funding requirements.

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

The following table summarizes the components of net periodic pension cost, excluding the amounts recorded as part of the restructuring charge, for the defined benefit and contribution plans for the years ended May 31:

In thousands	2006	2005	2004
Defined benefit plan:
Service cost	$700	$696	$703
Interest cost	719	646	600
Actual return on plan assets	(1,621)	(622)	(2,160)
Net amortization and deferral	1,149	323	2,222

Net pension cost on defined benefit plan	947	1,043	1,365
Defined contribution plans	9,663	10,776	9,920

Total pension cost	$10,610	$11,819	$11,285

The following actuarial assumptions were used for the Company’s defined benefit plan:

	2006	2005	2004
To determine benefit obligation:
Discount rate	6.03%	5.61%	5.75%
To determine net periodic pension cost:
Discount rate	5.61%	5.75%	6.00%
Expected long-term rate of return	8.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The expected long-term rate of return on the defined benefit plan in fiscal 2006 and fiscal 2005 was based on the actual historical returns adjusted for a change in the frequency of lump sum settlements upon retirement. The expected long-term rate of return on the defined benefit plan for fiscal 2004 was based on historical returns.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the defined benefit plan during fiscal 2006 and fiscal 2005 as of the March 31 measurement date:

In thousands	2006	2005
Change in benefit obligation
Benefit obligation, beginning of year	$13,356	$11,844
Service cost	700	696
Interest cost	719	646
Actuarial (gain) loss	(935)	302
Benefits paid	(144)	(131)

Benefit obligation, end of year	$13,696	$13,357

Change in plan assets
Fair value, beginning of year	$9,237	$8,746
Actual return on plan assets	1,621	622
Company contributions	2,659	-
Benefits paid	(144)	(131)

Fair value, end of year	$13,373	$9,237

Unrecognized net actuarial loss	932	2,776
Unrecognized prior service cost	700	939
Minimum pension liability	(1,632)	(3,715)

Accrued benefit cost	$(323)	$(4,120)

Plan with benefit obligation in excess of fair value of plan assets:
Projected and accumulated benefit obligation	$13,696	$13,357
Fair value of plan assets	13,373	9,237

Funded status	$(323)	$(4,120)

Plan assets for the defined benefit plan consist principally of the following as of the March 31 measurement date:

	2006	2005
Asset category
Equity securities	70%	70%
Debt securities	30%	30%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is as follows: (i) The plan’s objectives are long-term in nature and liquidity requirements are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants. (ii) The plan’s objective is to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumption of the plan. (iii) The strategic asset allocation includes 60-80% equities, including international, and 20-40% fixed income investments.

Contributions to the defined benefit plan are expected to be approximately $2,000,000 during fiscal 2007. The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid:

In thousands
2007	$148
2008	166
2009	229
2010	256
2011	315
2012-2016	3,001

Austrian commercial law requires the Company to pay severance and service benefits to employees. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires the Company to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these plans was $5,361,000 and $5,017,000 at May 31, 2006 and 2005, respectively, and was included in ‘Other liabilities’. Net periodic pension cost for these plans was $580,000, $570,000, and $550,000 for fiscal 2006, 2005 and 2004, respectively. The assumed salary rate increase was 3.5 % for each of fiscal 2006, 2005, and 2004. The discount rate at May 31, 2006, 2005 and 2004 was 4.70%, 5.61% and 5.25%, respectively.

Note F – Stock-Based Compensation

Under its employee stock option plans, the Company may grant incentive or non-qualified stock options to employees to purchase common shares at not less than 100% of fair market value on the date of grant and non-qualified stock options at a price determined by the Compensation and Stock Option Committee. The Company also has a plan for non-employee directors. Under this plan, the Company makes annual grants of non-qualified stock options to purchase common shares at an exercise price equal to 100% of the fair market value of the underlying common shares on the date of grant. All outstanding options are non-qualified stock options. The exercise price of all options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, the options granted to employees vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years after the date of grant. The non-qualified stock options granted to non-employee directors vest and become exercisable on the first to occur of (a) the first anniversary of the date of grant and (b) as to any option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc., the date on which the next annual meeting of shareholders is held following the date of grant.

The following table summarizes the Company’s activities in stock option plans for the years ended May 31:

	2006		2005		2004
In thousands, except per share	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price
Outstanding, beginning of year	5,803	$15.48	5,395	$13.86	5,942	$13.49
Granted	762	17.18	2,035	19.23	762	15.15
Exercised	(773)	12.12	(1,040)	13.12	(795)	11.58
Forfeited	(204)	18.16	(587)	17.75	(514)	14.80

Outstanding, end of year	5,588	16.09	5,803	15.48	5,395	13.86

Exercisable at end of year	2,702	14.33	2,581	13.41	3,200	14.18

The following table summarizes information for stock options outstanding and exercisable at May 31, 2006:

	Outstanding			Exercisable
In thousands, except per share	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
Exercise prices between
$ 9.00 and $ 13.00	1,315	$11.32	3.8	1,315	$11.32
$15.00 and $ 21.35	4,273	17.55	7.1	1,387	17.18

Under APB No. 25, the Company has not recognized compensation expense related to options, as no options have been granted at a price below the fair market price on the date of grant. See “Note A – Summary of Significant Accounting Policies – Stock-Based Compensation” for pro forma disclosures required by SFAS No. 148.

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

To secure access to a facility used to regenerate acid used in certain steel processing locations, the Company has entered into unconditional purchase obligations with a third party under which three of the Company’s steel processing facilities deliver their spent acid for processing annually through fiscal 2019. In addition, the Company is required to pay for freight and utilities used in processing its acid. The aggregate amount of required future payments at May 31, 2006, is as follows (in thousands):

2007	$2,367
2008	2,367
2009	2,367
2010	2,367
2011	2,367
Thereafter	18,936

Total	$30,771

The Company may terminate the unconditional purchase obligations by assuming or otherwise repaying certain debt of the supplier, which was $12,805,000 at May 31, 2006.

At the closing of the sale of the Decatur facility on August 1, 2004, the unconditional purchase obligation associated with Decatur was eliminated. The estimated termination cost was recorded in first quarter of fiscal 2005. See “Note N – Impairment Charges and Restructuring Expense” for more information.

Note H –Segment Data

Several changes occurred during the second quarter of fiscal 2006 in the Company’s internal organizational and reporting structures, affecting the composition of the Company’s reportable segments. The Automotive Body Panels operating segment, consisting of The Gerstenslager Company, which was previously combined with Steel Processing in the Processed Steel Products segment, was moved to the “Other” category, and the Processed Steel Products segment was renamed Steel Processing. Dietrich Construction Group was formed and includes Dietrich Building Systems (previously included in the Metal Framing segment), Dietrich Residential Construction (was an unconsolidated joint venture and is now wholly-owned), and a research and development project in China. The “Other” category now includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments and also includes income and expense items not allocated to the reportable segments. Summarized financial information for the Company’s reportable segments is shown in the following table. All prior period financial information has been reclassified to reflect the segment changes mentioned above.

The Company’s operations include three reportable segments: Steel Processing, Metal Framing and Pressure Cylinders. Factors used to identify these segments include the products and services provided by each segment as well as the management reporting structure used by the Company. A discussion of each segment is outlined below.

Steel Processing: The Steel Processing segment consists of the Worthington Steel business unit. Worthington Steel is an intermediate processor of flat-rolled steel. This segment’s processing capabilities include pickling, slitting, cold reduction, hot-dipped galvanizing, hydrogen annealing, cutting-to-length, tension leveling, edging, non-metallic coatings, including dry lube, acrylic and paint, configured blanking and stamping. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, farm implements, HVAC, container, and aerospace markets.

Metal Framing: This segment consists of the Dietrich Metal Framing business unit, which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States and Canada. Dietrich’s customers primarily consist of wholesale distributors, commercial and residential building contractors, and mass merchandisers.

Pressure Cylinders: This segment consists of the Worthington Cylinders business unit. Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) cylinders, refrigerant gas cylinders and high-pressure and industrial/specialty gas cylinders. The LPG cylinders are used for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts, hand torches, propane-fueled camping equipment and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. High-pressure and industrial/specialty gas cylinders are containers for gases used in the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer manufacturers, and non-refillable cylinders for “Balloon Time®” helium kits.

Other: This category consists of operating segments that do not fit into the reportable segments and are immaterial for purposes of separate disclosure and other corporate related entities. The operating segments are: Automotive Body Panels, which consists of The Gerstenslager Company (“Gerstenslager”); Construction Services, which consists of the Dietrich Construction Group companies; and Steel Packaging, which consists of Worthington Steelpac Systems, LLC (“Steelpac”).

Automotive Body Panels: This operating segment provides services including stamping, blanking, assembly, painting, packaging, warehousing, distribution management and other services to customers, primarily in the automotive industry.

Construction Services: Construction Services includes businesses focusing on the construction and supply of metal framing for mid-rise light-gauge steel framed commercial structures, military housing, single and multi-family housing and international construction opportunities with a focus on China. Construction Services is made up of Dietrich Building Systems, Dietrich Residential Construction and a research and development project in China.

Steel Packaging: This operating segment designs and manufactures custom steel platforms and pallets for supporting, protecting and handling products through the entire shipping process, servicing the lawn and garden and recreational vehicle markets.

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

In thousands	2006	2005	2004
Net sales
Steel Processing	$1,486,165	$1,719,312	$1,265,276
Metal Framing	796,272	843,866	651,601
Pressure Cylinders	461,875	408,271	328,692
Other	152,867	107,435	133,535

Total	$2,897,179	$3,078,884	$2,379,104

Operating income
Steel Processing	$61,765	$127,090	$15,752
Metal Framing	46,735	113,747	68,763
Pressure Cylinders	49,275	33,575	29,376
Other	(171)	(7,062)	(3,704)

Total	$157,604	$267,350	$110,187

Depreciation and amortization
Steel Processing	$22,898	$21,914	$33,761
Metal Framing	16,231	14,113	14,661
Pressure Cylinders	10,853	10,929	8,749
Other	9,134	10,918	10,131

Total	$59,116	$57,874	$67,302

Total assets
Steel Processing	$812,024	$781,049	$790,214
Metal Framing	498,409	496,155	468,881
Pressure Cylinders	277,300	268,862	168,496
Other	312,664	283,939	215,548

Total	$1,900,397	$1,830,005	$1,643,139

Capital expenditures
Steel Processing	$14,303	$5,887	$4,622
Metal Framing	19,700	20,549	9,962
Pressure Cylinders	7,916	4,925	3,182
Other	18,209	14,957	11,833

Total	$60,128	$46,318	$29,599

Net sales by geographic region for the years ended May 31 are shown in the following table:

In thousands	2006	2005	2004
United States	$2,734,341	$2,935,879	$2,259,609
Canada	24,760	22,906	24,680
Europe	138,078	120,099	94,815

Total	$2,897,179	$3,078,884	$2,379,104

Net fixed assets by geographic region for the years ended May 31 are shown in the following table:

In thousands	2006	2005	2004
United States	$520,410	$526,756	$528,596
Canada	2,218	2,378	2,552
Europe	24,276	23,822	24,246

Total	$546,904	$552,956	$555,394

Note I – Related Party Transactions

The Company purchases from and sells to affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2006, fiscal 2005 and fiscal 2004 totaled $30,503,000, $27,674,000, and $18,960,000, respectively. Purchases from affiliated companies for fiscal 2006, fiscal 2005, and fiscal 2004 totaled $9,063,000, $13,652,000, and $9,669,000, respectively. Accounts receivable from affiliated companies were $1,922,000 and $3,178,000 at May 31, 2006 and 2005, respectively. Accounts payable to affiliated companies were $1,674,000 and $1,520,000 at May 31, 2006 and 2005, respectively.

Note J – Investments in Unconsolidated Affiliates

The Company’s investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2006, these equity investments and the percentage interest owned consisted of Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Worthington Specialty Processing, Inc. (50%), Aegis Metal Framing, LLC (60%), and Viking & Worthington Steel Enterprise, LLC (“VWS”) (49%).

On April 25, 2006, the Worthington Steel sold its 50% equity interest in Acerex, S.A. de C.V., a joint venture operating a steel processing facility in Monterrey, Mexico, to its partner Ternium, S.A. for $44,604,000 cash, resulting in a gain of pre-tax $26,609,000. As a result of the sale, a foreign currency translation loss of $5,875,000 was reclassified from cumulative other comprehensive income.

On October 17, 2005, the Company acquired the remaining 50% interest of Dietrich Residential Construction, LLC (“DRC”) from Pacific Steel Construction Inc. (“Pacific”) for $3,773,000 cash and debt assumption of $4,153,000. The results of DRC, which were previously reported as equity in net income of an unconsolidated affiliate, have been included in the consolidated results since the date of acquisition.

On June 27, 2003, Worthington Steel joined with Bainbridge Steel, LLC (“Bainbridge”), an affiliate of Viking Industries, LLC, a qualified minority business enterprise (“MBE”), to form VWS as a joint venture in which Worthington Steel has a 49% interest and Bainbridge has a 51% interest. VWS purchased substantially all of the assets of Valley City Steel, LLC in Valley City, Ohio, for approximately $5,700,000. Bainbridge manages the operations of the joint venture, and Worthington Steel provides assistance in operations, selling and marketing. The parties operate VWS as an MBE.

The Company received distributions from unconsolidated affiliates totaling $57,040,000 and $28,520,000 in fiscal 2006 and fiscal 2005, respectively.

Financial information for affiliated companies accounted for using the equity method as of, and for, the years ended May 31 was as follows:

In thousands	2006	2005	2004
Cash	$93,877	$111,070	$76,613
Other current assets	163,718	204,238	170,231
Noncurrent assets	109,841	142,065	141,449
Current maturities of long-term debt	3,158	56,000	55,500
Other current liabilities	81,176	99,894	88,250
Long-term debt	37,813	33,362	32,687
Other noncurrent liabilities	6,049	3,061	3,040
Net sales	810,271	767,041	604,243
Gross margin	188,109	163,947	133,218
Depreciation and amortization	18,479	20,234	19,369
Interest expense	3,346	3,421	2,804
Income tax expense	18,318	4,168	2,650
Net earnings	108,672	100,307	79,625

The Company’s share of undistributed earnings of unconsolidated affiliates was $44,294,000 at May 31, 2006.

Note K – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

In thousands, except per share	2006	2005	2004
Numerator (basic & diluted):
Net earnings – income available to common shareholders	$145,990	$179,412	$86,752

Denominator:
Denominator for basic earnings per share – weighted average shares	88,288	87,646	86,312
Effect of dilutive securities – stock options	688	857	638

Denominator for diluted earnings per share – adjusted weighted average shares	88,976	88,503	86,950

Earnings per share – basic	$1.65	$2.05	$1.01
Earnings per share – diluted	1.64	2.03	1.00

Stock options covering 2,137,798, 2,319,218, and 854,935 common shares for fiscal 2006, fiscal 2005 and fiscal 2004 have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

Note L – Operating Leases

The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $12,637,000 in fiscal 2006, $10,328,000 in fiscal 2005, and $6,221,000 in fiscal 2004. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2006, are as follows:

In thousands
2007	$10,881
2008	10,960
2009	10,085
2010	9,069
2011	7,347
Thereafter	19,985

Total	$68,327

The Company invested $16,400,000 in a new aircraft, which represented progress payments on an estimated purchase price of $19,300,000. This investment was recorded in assets held for sale as the aircraft will be sold and leased back during fiscal 2007.

Note M – Sale of Accounts Receivable

The Company and certain of its subsidiaries maintain a $100,000,000 revolving trade accounts receivable securitization facility. Pursuant to the terms of the facility, these subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to independent third parties. The Company retains an undivided interest in this pool and is subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, the Company believes additional risk of loss is minimal. Facility fees of $103,000, $887,000, and $1,641,000 were incurred during fiscal 2006, fiscal 2005 and fiscal 2004, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. The Company continues to service the accounts receivable. No servicing asset or liability has been recognized, as the Company’s cost to service the accounts receivable is expected to approximate the servicing income.

As of May 31, 2006, and 2005, no undivided interest in this pool of accounts receivable had been sold. If sold, the proceeds from the sale would be reflected as a reduction of accounts receivable on the consolidated balance sheets and as operating cash flows in the consolidated statements of cash flows.

Note N – Impairment Charges and Restructuring Expense

Effective August 1, 2004, the Company closed the sale of its Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80,392,000 cash. The sale excluded the slitting and cut-to-length assets and net working capital associated with this facility. The Company remains in a portion of the Decatur facility under a long-term lease with Nucor and continues to serve customers requiring steel processing services in the Company’s core business of slitting and cutting-to-length. As a result of a sale agreement entered into on May 26, 2004, the Company recorded a $67,400,000 pre-tax charge during its fourth quarter ended May 31, 2004. The charge included $66,642,000 for the impairment of assets at the Decatur facility and $758,000 for severance and employee related costs. The severance and employee related costs were due to the elimination of 40 administrative, production and other employee positions. The after-tax impact of this charge was $41,788,000 or $0.48 per diluted share. An additional pre-tax charge of $5,608,000, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005. As of May 31, 2005, 35 employees were terminated, and the Company paid severance and other employee related costs of $471,000.

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

Note O – Goodwill and Other Intangibles

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The annual impairment test was performed during the fourth quarters of fiscal 2006 and fiscal 2005, and no goodwill was written off as a result. The Company has no intangibles with indefinite lives other than goodwill.

Goodwill by segment is summarized as follows at May 31:

In thousands	2006	2005
Metal Framing	$97,010	$95,361
Pressure Cylinders	74,357	72,906
Other	6,404	-

Total	$177,771	$168,267

The change in Metal Framing goodwill is due to the acquisition of the minority interest in Dietrich Metal Framing Canada, Inc. (“DMFC”). The change in Pressure Cylinders goodwill is due to foreign currency translation adjustments. The change in Other goodwill is due to the acquisition of the minority interest in DRC.

Other amortizable intangible assets are summarized as follows at May 31:

	2006		2005
In thousands	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$10,618	$4,126	$10,191	$3,296
Customer relationships	7,238	3,211	7,200	1,693

Total	$17,856	$7,337	$17,391	$4,989

Amortization expense was $2,348,000, $2,465,000, and $757,000 for fiscal 2006, fiscal 2005 and fiscal 2004. These intangible assets are amortized on the straight-line method over their estimated useful lifes which range from 2 to 15 years.

Estimated amortization expense for these intangibles for the next five fiscal years is as follows:

In thousands
2007	$1,154
2008	1,154
2009	1,154
2010	1,154
2011	1,136

Note P – Guarantees and Warranties

The Company has established reserves for anticipated sales returns and allowances including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at May 31, 2006 and 2005.

Note Q – Acquisitions

On November 30, 2005, the Company acquired the remaining 40% interest in DMF Canada from the minority shareholder, Encore Coils Holdings Ltd., for $3,003,000 cash. The acquisition was recorded using the purchase accounting method, and 100% of the results of DMF Canada, which were previously reduced by the minority interest, have been included in the consolidated results of the Metal Framing segment since the date of acquisition. The excess of the purchase price over the historical book value of $1,649,000 was allocated to goodwill. On November 5, 2004, the Company had formed a 60%-owned consolidated Canadian metal framing joint venture with Encore, operating under the name Dietrich Metal Framing Canada, Inc. At the time the Company contributed an aggregate of $1,700,000 to the joint venture.

On October 17, 2005, the Company acquired the remaining 50% interest in DRC from its partner, Pacific, for $3,773,000 cash and debt assumption of $4,153,000. The acquisition was recorded using the purchase accounting method, and the results of DRC, which were previously reported as equity in net income of an unconsolidated affiliate, have been included in the consolidated results of the “Other” category since the date of acquisition. The excess of the purchase price over the historical book value of $6,404,000 was allocated to goodwill.

Pro forma results, including the acquired businesses above since the beginning of the earliest period presented, would not be materially different than actual results.

On October 13, 2004, the Company purchased for $1,125,000 the 49% interest of the minority partner in the joint venture that operates a pressure cylinder manufacturing facility in Hustopece, Czech Republic. The purchase price was allocated to goodwill.

On September 17, 2004, the Company purchased substantially all of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”). This business operates in Wisconsin and manufactures 14.1 oz. and 16.4 oz. disposable cylinders for products such as hand torches, propane-fueled camping equipment, portable heaters and tabletop grills. The Western Cylinder Assets were purchased for $65,119,000 in cash and were included in the Company’s Pressure Cylinders segment as of September 17, 2004. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

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

All of the goodwill amount will be deductible for tax purposes. Intangibles include relationships, contracts, and customer lists that are being amortized generally over 2 -15 years.

Note R – Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2006 and 2005:

In thousands, except per share	Three Months Ended
Fiscal 2006	August 31	November 30	February 28	May 31
Net sales	$694,147	$699,516	$681,548	$821,968
Gross margin	75,352	103,408	78,902	113,972
Net earnings	28,407	39,028	19,157	59,398

Earnings per share - basic	$0.32	$0.44	$0.22	$0.67
Earnings per share - diluted	0.32	0.44	0.21	0.67

Fiscal 2005	August 31	November 30	February 28	May 31
Net sales	$769,340	$745,168	$747,414	$816,962
Gross margin	159,644	124,518	109,152	105,559
Net earnings	57,859	47,623	33,122	40,808

Earnings per share - basic	$0.66	$0.54	$0.38	$0.46
Earnings per share - diluted	0.66	0.54	0.37	0.46

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Results for the first quarter of fiscal 2006 ended August 31, 2005, were positively impacted by a $5,251,000 reduction in taxes, or $0.06 per diluted share, related to the modification of corporate tax laws in the state of Ohio enacted June 30, 2005.

Results for the second quarter of fiscal 2006 ended November 30, 2005, were positively impacted by a $5,300,000 reduction in insurance reserves, or $0.04 per diluted share. These reserves are supported by a third party actuarial analysis of loss history. Due to facility consolidations, focus on and investment in safety initiatives, and an emphasis on property loss prevention and product quality, loss history had improved significantly. This improvement was reflected in the actuarial analysis of loss history and resulted in this favorable reduction to reserves.

Results for the third quarter of fiscal 2006 ended February 28, 2006, included three corrections related to prior periods, which negatively impacted net earnings and diluted earnings per share by $3,200,000, and $0.04, respectively. A description of the issues and the impact of the corrections are as follows:

•

Under-accrual of income taxes over the last five years at the Acerex, S.A. de C.V. (“Acerex”) joint venture in Mexico resulted in a $6,062,000 decrease in equity in net income of unconsolidated affiliates.

•	Under-accrual of consulting expenses during the previous five quarters resulted in a $3,985,000 increase to selling, general and administrative (“SG&A”) expense.
•

Over-accrual in the consolidated income tax provision over the last nine years relating to the foreign earnings of our Worthington Armstrong Venture (“WAVE”) joint venture resulted in a $3,200,000 reduction to income tax expense.

The net impact of these corrections was not material to earnings for any previously reported fiscal year or to the trend of earnings.

Results for the fourth quarter of fiscal 2006 ended May 31, 2006, were positively impacted by a $26,604,000 pre-tax gain, or $0.14 per diluted share, from the sale of a 50% interest in a Mexican steel processing joint venture.

Results for the first quarter of fiscal 2005 ended August 31, 2004, were reduced by a $5,608,000 pre-tax charge related to the sale of the Decatur, Alabama, cold mill and related assets. This charge was mainly due to contract termination costs that could not be accrued until the sale closed, which occurred on August 1, 2004, and other adjustments to the charge recorded at May 31, 2004. The impact of this charge was a reduction in net earnings of $3,538,000 ($0.04 per diluted share).

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

Note S – Subsequent Event (Unaudited)

On July 20, 2006, the Company announced that it had formed a 50:50 joint venture with NOVA Chemicals Corporation that is intended to develop and manufacture durable, energy-saving composite construction products and systems.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description	Balance at Beginning of Period	Additions		Deductions – Describe	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts – Describe

Year Ended May 31, 2006:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$11,225,000	$(4,685,000)	$193,000(A)	$1,769,000(B)	$4,964,000

Year Ended May 31, 2005:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$6,870,000	$5,583,000	$104,000(A)	$1,332,000(B)	$11,225,000

Year Ended May 31, 2004:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$5,267,000	$2,491,000	$108,000(A)	$997,000(B)	$6,870,000

Note A – Miscellaneous amounts.

Note B – Uncollectible accounts charged to the allowance.

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to Worthington Industries, Inc. and our consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of Worthington Industries, Inc., including this Annual Report on Form 10-K, are being prepared.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

During fiscal 2006, we acquired the remaining 50% interest in Dietrich Residential Construction, LLC (“DRC”) and the remaining 40% interest in Dietrich Metal Framing Canada, Inc. (“DMFC”), from the minority shareholders. As permitted by the Securities and Exchange Commission, management excluded DRC and DMFC from management’s assessment of internal control over financial reporting as of May 31, 2006. Combined, these businesses constituted approximately 0.6% of consolidated net assets as of May 31, 2006, and 1.5% of consolidated net sales for the fiscal year ended May 31, 2006. DRC and DMFC will be included in management’s assessment of internal control over financial reporting for Worthington Industries, Inc. and its consolidated subsidiaries as of May 31, 2007.

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of May 31, 2006, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of Worthington Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited management’s assessment, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting, that Worthington Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Worthington Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Worthington Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Worthington Industries, Inc. and subsidiaries acquired the remaining 50% interest in Dietrich Residential Construction, LLC (“DRC”) and the remaining 40% interest in Dietrich Metal Framing Canada, Inc. (“DMFC”) during fiscal 2006. Management excluded from its assessment of the effectiveness of Worthington Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2006, DRC’s and DMFC’s internal control over financial reporting. Combined, these businesses constituted approximately 0.6% of consolidated net assets as of May 31, 2006, and 1.5% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of Worthington Industries, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of DRC and DMFC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2006, and our report dated August 11, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Columbus, Ohio

August 11, 2006

Changes in Internal Control Over Financial Reporting

There were no changes, except for the continued implementation of the new enterprise resource planning (“ERP”) system mentioned below, which occurred during our fourth fiscal quarter of the period covered by this Annual Report of Form 10-K (the fiscal quarter ended May 31, 2006), in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. – Other Information

The Compensation and Stock Option Committee of the Board of Directors of Worthington Industries, Inc. (the “Compensation Committee”) has implemented a long-term incentive program in which executive officers and other key employees of Worthington Industries, Inc. and its subsidiaries (collectively, the “Company”) participate, which anticipates consideration of long-term performance awards based upon achieving measurable financial criteria over a multiple-year period. Under this program, performance awards have been granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (the “1997 LTIP”) with payouts based upon achieving performance levels over a three-year period. For corporate executives and employees, payouts of performance awards are generally tied to achieving specific levels (threshold, target and maximum) of corporate economic value added and earnings per share for the performance period with each performance measure carrying a 50% weighting. For business unit executives and employees, corporate economic value added and earnings per share measures together carry a 50% weighting and an operating income measure for the appropriate business unit is weighted 50%. If the performance level falls between “threshold” and “target” or between “target” and “maximum”, the award is prorated. Under the 1997 LTIP, the level of payouts, if any, is determined by the Compensation Committee after financial results for the applicable performance period are available and are generally paid within three months following the end of the applicable performance period. Cash performance awards may be paid in cash, in common shares of Worthington Industries, Inc., or other property or any combination thereof, at the sole discretion of the Compensation Committee at the time of payment. Performance share awards will be paid in common shares of Worthington Industries, Inc.

Grants and payouts of long-term incentive awards under the 1997 LTIP have been shown in the Proxy Statements of Worthington Industries, Inc. under the heading “EXECUTIVE COMPENSATION.” Information on cash performance awards and performance share awards granted to named executive officers of Worthington Industries, Inc. on May 19, 2006 and payout of performance awards granted under the 1997 LTIP for the three-year period ended May 31, 2006 will be shown under the headings “EXECUTIVE COMPENSATION – Long-Term Incentive Plan Awards” and “EXECUTIVE COMPENSATION – Summary of Cash and Other Compensation,” respectively, in the Proxy Statement of Worthington Industries, Inc. for the Annual Meeting of Shareholders to be held on September 27, 2006 (the “2006 Proxy Statement”). In addition, Worthington Industries, Inc. reported the cash performance awards and performance share awards granted on May 19, 2006 to the named executive officers of Worthington Industries, Inc., in the Current Report on Form 8-K dated and filed May 25, 2006 (SEC File No. 1-8399) (the “May 25, 2006 Form 8-K”).

The relevant portions of the 2006 Proxy Statement are incorporated by reference into “Item 11. – Executive Compensation” of this Annual Report on Form 10-K. The 1997 LTIP is filed as Exhibit 10(e) of the Annual Report on Form 10-K filed by Worthington Industries, Inc., a Delaware corporation, for the fiscal year ended May 31, 1997 (SEC File No. 0-4016) and incorporated by reference as Exhibit 10.7 of this Annual Report on Form 10-K and the form of letter evidencing performance award granted under the 1997 LTIP with targets for the three-year period ending May 31, 2009, is filed as Exhibit 10.24 of this Annual Report on Form 10-K.

PART III

Item 10. – Directors and Executive Officers of the Registrant

In accordance with General Instruction G(3) of Form 10-K, the information regarding directors required by Item 401 of SEC Regulation S-K is incorporated herein by reference from material which will be included under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” in the 2006 Proxy Statement. The information regarding executive officers required by Item 401 of SEC Regulation S-K is included in Part I of this Form 10-K under the heading “Supplemental Item. - Executive Officers of the Registrant.” The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from material which will be included under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the 2006 Proxy Statement.

Information concerning the Registrant’s Audit Committee and the determination by the Registrant’s Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert”, as that term is defined in Item 401(h)(2) of SEC Regulation S-K, is incorporated herein by reference from the information which will be included under the headings “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Committees of the Board” and “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Audit Committee” in the 2006 Proxy Statement. Information concerning the nomination process for director candidates is incorporated herein by reference from the information which will be included under the headings “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “PROPOSAL 1: ELECTION OF DIRECTORS – Nominating Procedures” in the 2006 Proxy Statement.

The Registrant’s Board of Directors has adopted Charters for each of the Audit Committee, the Compensation and Stock Option Committee, the Executive Committee and the Nominating and Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors of the Registrant has adopted a Business Code of Conduct covering the directors, officers and employees of the Registrant, including the Registrant’s Chairman of the Board and Chief Executive Officer (the principal executive officer), the Registrant’s President and Chief Financial Officer (the principal financial officer) and the Registrant’s Controller (the principal accounting officer). The Registrant will disclose the following events, if they occur, on the “Corporate Governance” page of the “Investor Relations” section of the Registrant’s web site located at www.worthingtonindustries.com within the time period following their occurrence as required by the applicable rules of the SEC and the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual: (A) the nature of any amendment to a provision of the Registrant’s Business Code of Conduct that (i) applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Business Code of Conduct granted to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Corporate Governance Guidelines and the Business Code of Conduct is posted on the “Corporate Governance” page of the “Investor Relations” section of the Registrant’s web site located at www.worthingtonindustries.com. Interested persons may also obtain copies of each of these documents, without charge, by writing to the Investor Relations Department of the Registrant at Worthington Industries, Inc., 200 Old Wilson Bridge Road, Columbus, Ohio 43085, Attention: Allison M. Sanders. In addition, a copy of the Business Code of Conduct was filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 11. – Executive Compensation

In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 is incorporated herein by reference from the material which will be included in the 2006 Proxy Statement under the headings “PROPOSAL 1: ELECTION OF DIRECTORS - Compensation of Directors” and “EXECUTIVE COMPENSATION.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference from the material which will be included in the 2006 Proxy Statement under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.” The information required by this Item 12 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference from the material which will be included in the 2006 Proxy Statement under the heading “EXECUTIVE COMPENSATION – Equity Compensation Plan Information.”

Item 13. – Certain Relationships and Related Transactions

In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 13 is incorporated herein by reference to the information for John H. McConnell and John P. McConnell which will be included under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2006 Proxy Statement and by reference to the material which will be included under the heading “TRANSACTIONS WITH CERTAIN RELATED PARTIES” in the 2006 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 14 is incorporated herein by reference from the information which will be included in the 2006 Proxy Statement under the headings “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2006 and 2005

Consolidated Statements of Earnings for the fiscal years ended May 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the fiscal years ended May 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2006, 2005 and 2004

(1)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the information required has been presented in the aforementioned consolidated financial statements.

(2)	Listing of Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K or incorporated herein by reference.

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

WORTHINGTON INDUSTRIES, INC.

Date: August 11, 2006	By:	/s/ John P. McConnell
John P. McConnell
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell	August 11, 2006	Director, Chairman of the Board and
John P. McConnell		Chief Executive Officer

/s/ John S. Christie	August 11, 2006	Director, President and
John S. Christie		Chief Financial Officer

/s/ Richard G. Welch	August 11, 2006	Controller
Richard G. Welch		(Principal Accounting Officer)

*	*	Director
John B. Blystone

*	*	Director
William S. Dietrich, II

*	*	Director
Michael J. Endres

*	*	Director
Peter Karmanos, Jr.

*	*	Director
John R. Kasich

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors and filed with this report.

*By:	/s/ John P. McConnell	Date: August 11, 2006
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with Ohio Secretary of State on October 13, 1998	Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

3.2	Code of Regulations of Worthington Industries, Inc., as amended through September 28, 2000 [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (SEC File No. 1-8399)

4.1

Form of Indenture, dated as of May 15, 1996, between Worthington Industries, Inc. and Bank of New York, as successor Trustee [Bank of New York succeeded J.P. Morgan Trust Company, National Association as successor Trustee; which was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association], relating to up to $450,000,000 of debt securities

Incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K of Worthington Industries, Inc., a Delaware corporation (“Worthington Delaware”), for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

4.2	Form of 6.7% Note due December 1, 2009	Incorporated herein by reference to Exhibit 4(f) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

4.3

Second Supplemental Indenture, dated as of December 12, 1997, between Worthington Industries, Inc. and Bank of New York, as successor Trustee [Bank of New York succeeded J.P. Morgan Trust Company, National Association, as successor Trustee; which was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

Incorporated herein by reference to Exhibit 4(g) of the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

4.4

Third Supplemental Indenture, dated as of October 13, 1998, between Worthington Industries, Inc. and Bank of New York, as successor Trustee [Bank of New York succeeded J.P. Morgan Trust Company, National Association, as successor Trustee; which was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

Incorporated herein by reference to Exhibit 4(h) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

4.5

Fourth Supplemental Indenture, dated as of May 10, 2002, between Worthington Industries, Inc. and Bank of New York, as successor Trustee [Bank of New York succeeded J.P. Morgan Trust Company, National Association, as successor Trustee; which was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

Incorporated by reference to Exhibit 4(h) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

4.6

$435,000,000 Second Amended and Restated Revolving Credit Agreement, dated as of September 29, 2005, among Worthington Industries, Inc., as Borrower; the Lenders party thereto; PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent; and The Bank of Nova Scotia, as Syndication Agent and Sole Bookrunner; with The Bank of Nova Scotia and PNC Capital Markets, Inc. serving as Joint Lead Arrangers, and U.S. Bank National Association, Wachovia Bank, National Association and Comerica Bank serving as Co-Documentation Agents

Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated September 30, 2005 and filed with the SEC on that date (SEC File No. 1-8399)

4.7

Note Purchase Agreement, dated December 17, 2004, between Worthington Industries, Inc. and Allstate Life Insurance Company, Connecticut General Life Insurance Company, United of Omaha Life Insurance Company and Principal Life Insurance Company

Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.8	Form of Floating Rate Senior Note due December 17, 2014	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated December 17, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.9	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan*	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (SEC File No. 1-8399)

10.3	Amendment No. 1 to the Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan, executed as of November 17, 2005 and effective as of January 1, 2005*	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 17, 2005 and filed with the SEC on November 18, 2005 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. 2005 Deferred Compensation Plan for Directors*	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (SEC File No. 1-8399)

10.6	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 1-8399)

10.7	Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals most recently approved by shareholders on September 25, 2003) *	Incorporated herein by reference to Exhibit 10(e) of Worthington Delaware’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

10.8	Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.9	Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (reflects amendments through September 25, 2003)*	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10.10	Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors*	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.11	Worthington Industries, Inc. 2003 Stock Option Plan (as approved by shareholders on September 25, 2003)*	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10.12	Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.13

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.14

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, Worthington Industries, Inc., members of various purchaser groups from time to time party thereto and PNC Bank, National Association

Incorporated herein by reference to Exhibit 10(h)(ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.15

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among members of various purchaser groups from time to time party thereto and the various originators listed therein and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.16

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, Worthington Industries, Inc., the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.17	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.18	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.19	Description of the Worthington Industries, Inc. Executive Bonus Plan *	Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.20	Summary of Cash Compensation for Directors of Worthington Industries, Inc., for the period from June 1, 2003 to May 31, 2006 *	Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.22	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006 *	Filed herewith

10.23	Form of Letter Evidencing Cash Performance Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Performance Plan *	Incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.24	Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan Performance Award*	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 25, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003	Filed herewith

*Indicates management contract, compensatory plan or other arrangement