Form 10-Q
period 2006-08-31
WORTHINGTON INDUSTRIES INC
filed 2006-10-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 001-08399

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

As of September 30, 2006, 88,816,504 of the registrant’s common shares, without par value, were outstanding.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing;
•	changes in product mix and market acceptance of our products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of consolidation and other changes within the steel, automotive, construction and related industries;
•	failure to maintain appropriate levels of inventories;
•	the ability to realize cost savings and operational efficiencies on a timely basis;
•	the overall success of, and our ability to integrate, newly-acquired businesses and achieve synergies therefrom; capacity levels and efficiencies within facilities and within the industry as a whole;
•	financial difficulties (including bankruptcy filings) of customers, suppliers, joint venture partners and others with whom we do business;
•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdown, acts of war or terrorist activities or other causes;

•	changes in customer inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposures;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	adverse or favorable claims experience with respect to worker’s compensation, product recalls or liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used in the application of our significant accounting policies;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•

other risks described from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including those described in “PART I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	August 31, 2006	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$17,009	$56,216
Short-term investments	—	2,173
Receivables, less allowances of $4,850 and $4,964 at August 31, 2006 and May 31, 2006	399,993	404,553
Inventories:
Raw materials	334,439	266,818
Work in process	118,744	104,244
Finished products	101,841	88,295

Total inventories	555,024	459,357
Assets held for sale	23,334	23,535
Deferred income taxes	15,563	15,854
Prepaid expenses and other current assets	37,172	34,553

Total current assets	1,048,095	996,241

Investments in unconsolidated affiliates	135,575	123,748
Goodwill	193,238	177,771
Other assets	48,856	55,733
Property, plant & equipment, net	555,057	546,904

Total assets	$1,980,821	$1,900,397

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$288,942	$362,883
Notes payable	130,782	7,684
Accrued compensation, contributions to employee benefit plans and related taxes	47,316	49,784
Dividends payable	15,099	15,078
Other accrued items	36,261	36,483
Income taxes payable	26,791	18,874

Total current liabilities	545,191	490,786

Other liabilities	54,152	55,249
Long-term debt	245,001	245,000
Deferred income taxes	113,565	114,610

Total liabilities	957,909	905,645

Minority interest	50,088	49,446
Shareholders’ equity	972,824	945,306

Total liabilities and shareholders’ equity	$1,980,821	$1,900,397

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share)

	Three Months Ended August 31,
	2006	2005
Net sales	$778,720	$694,147
Cost of goods sold	657,369	618,795

Gross margin	121,351	75,352
Selling, general and administrative expense	66,626	47,807

Operating income	54,725	27,545
Other income (expense):
Miscellaneous income (expense)	(365)	358
Interest expense	(4,345)	(6,727)
Equity in net income of unconsolidated affiliates	18,279	13,212

Earnings before income taxes	68,294	34,388
Income tax expense	25,067	5,981

Net earnings	$43,227	$28,407

Average common shares outstanding - basic	88,765	87,971

Earnings per share - basic	$0.49	$0.32

Average common shares outstanding - diluted	89,415	88,470

Earnings per share - diluted	$0.48	$0.32

Common shares outstanding at end of period	88,817	88,045

Cash dividends declared per share	$0.17	$0.17

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended August 31,
	2006	2005
Operating activities
Net earnings	$43,227	$28,407
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	14,931	14,360
Provision for deferred income taxes	844	(4,464)
Equity in net income of unconsolidated affiliates, net of distributions	(10,660)	(649)
Minority interest	1,616	781
Net loss on sale of assets	825	840
Stock-based compensation	791	—
Excess tax benefits - stock-based compensation	(200)	—
Changes in assets and liabilities:
Accounts receivable	8,570	57,700
Inventories	(87,535)	55,339
Prepaid expenses and other current assets	(2,381)	(1,101)
Other assets	494	(1,359)
Accounts payable and accrued expenses	(72,611)	(32,081)
Other liabilities	(1,628)	3,755

Net cash provided (used) by operating activities	(103,717)	121,528

Investing activities
Investment in property, plant and equipment, net	(16,823)	(12,876)
Acquisitions, net of cash acquired	(31,150)	—
Investment in unconsolidated affiliate	(636)	—
Proceeds from sale of assets	884	934
Purchases of short-term investments	—	(67,999)
Sales of short-term investments	2,173	30,000

Net cash used by investing activities	(45,552)	(49,941)

Financing activities
Proceeds from short-term borrowings	123,090	—
Principal payments on long-term debt	—	(513)
Proceeds from issuance of common shares	1,850	1,295
Excess tax benefits - stock-based compensation	200	—
Payments to minority interest	—	(1,920)
Dividends paid	(15,078)	(14,950)

Net cash provided (used) by financing activities	110,062	(16,088)

Increase (decrease) in cash and cash equivalents	(39,207)	55,499
Cash and cash equivalents at beginning of period	56,216	57,249

Cash and cash equivalents at end of period	$17,009	$112,748

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-Month Periods Ended August 31, 2006 and 2005

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (collectively, “we”, “our”, or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (“fiscal 2006”).

Recently Issued Accounting Standards - In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred beginning June 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of June 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the accrual of future major maintenance costs. It is effective for the fiscal year ending May 31, 2008 (“fiscal 2008”), and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), that improves financial reporting regarding defined benefit pension and postretirement plans. It is effective at May 31, 2007, and is not expected to materially impact our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. It is effective for the fiscal year ending May 31, 2007, and is not expected to materially impact our financial position or results of operations.

NOTE B – Segment Operations

Several changes occurred during the second quarter of fiscal 2006 in the Company’s internal organizational and reporting structures, affecting the composition of the Company’s reportable segments. The Automotive Body Panels operating segment, consisting of The Gerstenslager Company, which was previously combined with Steel Processing in the Processed Steel Products segment, was moved to the “Other” category, and the Processed Steel Products segment was renamed Steel Processing. Dietrich Construction Group was formed to include Dietrich Building Systems (previously included in the Metal Framing segment), Dietrich Residential Construction (previously an unconsolidated joint venture, now wholly-owned), and a research and development project in China. As a result of those changes, the “Other” category now includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments and income and expense items not allocated to the reportable segments. All prior period financial information has been reclassified to reflect the segment changes mentioned above. Summarized financial information for our reportable segments is shown in the following table.

	Three Months Ended August 31,
(in thousands)	2006	2005
Net sales
Steel Processing	$400,988	$351,627
Metal Framing	212,340	205,322
Pressure Cylinders	121,511	107,053
Other	43,881	30,145

Consolidated	$778,720	$694,147

Operating income (loss)
Steel Processing	$20,797	$8,366
Metal Framing	17,781	10,396
Pressure Cylinders	16,670	7,954
Other	(523)	829

Consolidated	$54,725	$27,545

	August 31, 2006	May 31, 2006
Total assets
Steel Processing	$898,733	$812,024
Metal Framing	519,646	498,409
Pressure Cylinders	280,668	277,300
Other	281,774	312,664

Consolidated	$1,980,821	$1,900,397

NOTE C – Comprehensive Income

The components of total comprehensive income, net of tax, were as follows:

	Three Months Ended August 31,
(in thousands)	2006	2005
Net earnings	$43,227	$28,407
Foreign currency translation	(223)	(159)
Cash flow hedges	(3,388)	2,534
Other	76	836

Total comprehensive income	$39,692	$31,618

NOTE D – Stock-Based Compensation

Effective June 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as expense in the statement of earnings based on their fair values.

To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. We calculated the fair value of the options using the Black-Scholes model and certain assumptions. The assumptions used to value the previous grants are disclosed in our Annual Report on Form 10-K for fiscal 2006.

The following assumptions were used to value the options granted on June 1, 2006:

Grant date price per share of option award	$18.17
Dividend yield	3.6%
Expected term (years)	6.5
Expected forfeiture rate	19.0%
Expected volatility	38.1%
Risk-free interest rate	5.0%
Grant date fair value per share of unvested option awards	$5.82

The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock option. The expected term was developed using the simplified approach allowed by the SEC’s Staff Accounting Bulletin 107.

The calculated pre-tax compensation expense for the current quarter was recorded in selling, general and administrative expense and totaled $791,000, of which $636,000 related to the unvested portion of previously issued options. The after tax impact to the current quarter was $514,000.

In the prior year, as allowed by SFAS 123, stock options were accounted for using the intrinsic-value method (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the stock option). Under that method, no compensation expense was recognized on the grant date, since on that date the option exercise price equaled the market price of the underlying common shares. However, we complied with the disclosure-only provisions of SFAS 123. The following table summarizes this information as disclosed in the prior year for the three months ended August 31, 2005, on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123:

(in thousands, except per share)	Three Months Ended August 31, 2005
Net earnings, as reported	$28,407
Deduct: stock-based compensation expense, net of tax	483

Pro forma net earnings	$27,924

Earnings per share:
Basic, as reported	$0.32
Basic, pro forma	$0.32
Diluted, as reported	$0.32
Diluted, pro forma	$0.32

The following table summarizes information for stock options outstanding and exercisable at August 31, 2006:

		Weighted Average
	Number of Options (in thousands)	Exercise Price Per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at May 31, 2006	5,588	$16.09
Granted	656	18.17
Exercised	(123)	14.73
Forfeited or Expired	(52)	18.55

Outstanding at August 31, 2006	6,069	16.32	6.5	$17,406

Exercisable at August 31, 2006	3,335	$14.99	5.1	$14,056

During the three months ended August 31, 2006, the total intrinsic value of stock options exercised was $774,000. The total amount of cash received by us from the exercise of stock options was $1,850,000 during the three months ended August 31, 2006, and the related net tax benefit realized from the exercise of these stock options was $271,000. In addition, in the current quarter an excess tax benefit of $200,000 for stock options exercised was reclassified in the statement of cash flows to financing activities from operating activities.

The following table summarizes information about non-vested stock option awards outstanding as of August 31, 2006:

	Number of Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2006	2,886	$3.61
Granted	656	5.82
Vested	(788)	3.43
Forfeited	(20)	3.95

Non-vested at August 31, 2006	2,734	4.18

At August 31, 2006, total unrecognized compensation cost related to non-vested non-qualified stock option awards was $9,092,000, which is expected to be recognized over the next five fiscal years.

In addition to the stock options previously discussed, we have awarded performance shares that are contingent (i.e., vest) upon achieving corporate economic value added, earnings per share and operating income targets. These performance share awards will be paid, if earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the three-year performance period ending May 31, 2009. The grant date of these awards was June 1, 2006, at which time the price per common share was $18.17. We recorded pre-tax compensation expense of $223,000 in selling, general and administrative expense for these awards in the first quarter of fiscal 2007. The unrecognized balance of $2,464,000 will be expensed over the remainder of the three-year period ending May 31, 2009.

Descriptions of our stock-based compensation plans are described in our Annual Report on Form 10-K for fiscal 2006.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

(in thousands)	Three Months Ended August 31,
	2006	2005
Defined benefit plans:
Service cost	$255	$243
Interest cost	271	247
Expected return on plan assets	(266)	(199)
Net amortization and deferral	50	81

Net pension cost of defined benefit plans	$310	$372

The Company expects to fund its pension obligations with a $2,000,000 payment in fiscal 2007.

NOTE F – Income Taxes

Income tax expense for the first three months of fiscal 2007 and fiscal 2006 reflects an estimated annual effective income tax rate of 35.0% and 35.4%. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2007 could be materially different from the forecasted rate as of the end of the first quarter.

Income tax expense for the first three months of fiscal 2007 was calculated using the estimated annual effective income tax rate for fiscal 2007, but was increased $1,164,000 for adjustments to estimated tax liabilities for various audits and miscellaneous issues.

Income tax expense for the first three months of fiscal 2006 was calculated using the estimated annual effective income tax rate for fiscal 2006, but was reduced by (i) $944,000 primarily due to favorable tax audit settlements and related developments, (ii) an adjustment to reduce deferred tax liabilities by $4,568,000 as a result of the Ohio corporate tax legislation, and (iii) a $683,000 adjustment to reduce accrued income taxes for the first 20% phase-out of the Ohio corporate income tax.

NOTE G – Investments in Unconsolidated Affiliates

On July 20, 2006, Dietrich announced that it had formed a joint venture with NOVA Chemicals Corporation (Dietrich/NOVA, LLC) to develop and manufacture durable, energy-saving composite construction products and systems. The joint venture’s focus is on developing and manufacturing cost-effective insulated metal framing panels intended to overcome significant obstacles to using steel framing products for exterior walls in areas where interior/exterior temperature variations may cause condensation.

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At August 31, 2006, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Worthington Specialty Processing, Inc. (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (“VWS”) (49%) and Dietrich/NOVA, LLC (50%).

We received distributions from unconsolidated affiliated companies totaling $7,619,000 during the three months ended August 31, 2006. Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)	August 31, 2006	May 31, 2006
Cash	$115,910	$93,877
Other current assets	156,076	163,718
Noncurrent assets	108,105	109,841

Current maturities of long-term debt	$3,158	$3,158
Other current liabilities	80,732	81,176
Long-term debt	25,868	37,813
Other noncurrent liabilities	7,396	6,049

	Three Months Ended August 31,
	2006	2005
Net sales	$174,521	$204,715
Gross margin	49,074	41,567
Depreciation and amortization	3,950	4,985
Interest expense	741	1,237
Income tax expense	1,503	758
Net earnings	36,098	25,897

NOTE H – Acquisitions

On August 16, 2006, we purchased 100% of the capital stock of Precision Specialty Metals, Inc. (“PSM”) for approximately $31,890,000, net of cash acquired. The purchase price is subject to change due to working capital adjustments and certain targeted earn-outs through 2009. PSM is a specialty stainless steel processor located in Los Angeles, California. PSM is included in our Steel Processing reporting segment.

The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Goodwill is the excess of the purchase price over the fair value allocated to the net assets pending final valuation of the intangible assets and property, plant and equipment.

The purchase price was allocated as follows:

(in thousands)
Current assets	$15,767
Goodwill	15,404
Property, plant and equipment, net	7,126

Total assets	38,297

Current liabilities	3,834

Total purchase price	$34,463

Pro forma results, including PSM since the beginning of the fiscal year, would not be materially different than actual results.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I – Item 1A. – Risk Factors” of our Annual Report on form 10-K for the fiscal year ended May 31, 2006.

Overview

The following discussion and analysis of business strategy, key economic and industry indicators and trends, and the results of operations and financial condition of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (“fiscal 2006”), includes additional information about our Company, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of August 31, 2006, excluding our joint ventures, we operated 47 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. We also held equity positions in 7 joint ventures, which operated 15 manufacturing facilities worldwide as of August 31, 2006.

Several changes occurred during the second quarter of fiscal 2006 in the Company’s internal organizational and reporting structures, affecting the composition of the Company’s reportable segments. The Automotive Body Panels operating segment, consisting of The Gerstenslager Company, which was previously combined with Steel Processing in the Processed Steel Products segment, was moved to the “Other” category, and the Processed Steel Products segment was renamed Steel Processing. Dietrich Construction Group was formed to include Dietrich Building Systems (previously included in the Metal Framing segment), Dietrich Residential Construction (previously an unconsolidated joint venture, now wholly-owned), and a research and development project in China. As a result of these changes, the “Other” category now includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments and income and expense items not allocated to the reportable segments. All prior period financial information has been reclassified to reflect the segment changes mentioned above.

Business Strategy

Our number one goal is to increase shareholder value. We believe that our business strategy, centered on our core competency of adding value to flat-rolled steel, provides an excellent platform to deliver that increase in value. Each of our reportable business segments—Steel Processing, Metal Framing, Pressure Cylinders—and certain of our joint ventures hold leadership positions in their respective markets, which we expect to leverage and grow. We have the capacity in each of our business segments to handle additional sales growth without significantly increasing capital investment.

The three primary ways we seek to accomplish our goal are optimizing existing operations; developing and commercializing new products and applications; and pursuing strategic acquisitions and joint ventures. Over the last several years, this focus has resulted in our investing in growth markets and products, consolidating facilities and divesting certain non-strategic assets or other assets that were not delivering appropriate returns. We will continue our efforts to optimize existing operations by improving efficiencies, consolidating operations when necessary, and reducing the costs and risks of our existing operations.

Although no individual customer provides more than five percent of our consolidated net sales, diversifying our customer base through new products and new applications for existing products is a priority.

We intend to continue to add products and operations, which we believe will complement our existing business and strengths. Our strong balance sheet provides the financial flexibility to acquire or invest in companies that further extend our product lines or penetrate new markets. Because of our success with joint ventures and alliances, we continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. Some of these joint ventures and alliances began as entry points into markets not previously served and have ultimately resulted in buyouts of our partners.

During the first three months of fiscal 2007, we took the following actions:

•

On August 16, 2006, we purchased 100% of the capital stock of Precision Specialty Metals, Inc. (“PSM”) for approximately $31.9 million, net of cash acquired. PSM is a processor of stainless steel located in Los Angeles, California.

•

On July 20, 2006, Dietrich announced it formed a joint venture with NOVA Chemicals Corporation to develop and manufacture durable, energy-saving composite construction products and systems. The joint venture’s focus is on developing cost-effective insulated metal framing panels intended to overcome significant obstacles to using steel framing products for exterior walls in areas where interior/exterior temperature variations may cause condensation.

Key Economic Indicators and Trends

To better understand the markets in which each of our business segments operate and the performance of those segments, we monitor certain economic and industry data. During the three months ended August 31, 2006, Gross Domestic Product continued to expand, up 2.9% year over year and up slightly sequentially.

Construction is the end market for approximately 43% of our net sales. Our largest construction market is the commercial office building sector. Office building construction was down 7% in the three months ended August 31, 2006 in terms of contracts for “new, addition, and major alteration projects” as reported in the Dodge Construction Potentials Bulletin. In that same bulletin, retail construction starts were down 3%.

The automotive end market, which represents approximately 31% of our net sales, had mixed results. Total North American vehicle production was flat compared to the same quarter last year. However, “Big Three” automotive (collectively, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp.) production was down 2.1% compared to the same quarter last year. While our tons shipped directly to the Big Three increased 14% over the same quarter last year, our total automotive volumes were flat from the same quarter last year.

In August and September, the Big Three announced production cuts. These cuts are expected to result in decreased orders not only from the Big Three, but also from their suppliers, many of whom purchase processed steel. In addition, the financial condition of some automotive manufacturers and suppliers has deteriorated and their debt is rated below investment grade. Recently, certain automotive suppliers have filed voluntary petitions for Chapter 11 bankruptcy protection. We are concerned about the viability of certain automotive suppliers and continue to monitor their status.

Benchmark commodity steel prices have strengthened since our fiscal 2006 first quarter, increasing 36% primarily due to industry consolidation and improved overall demand. On average, published benchmark commodity steel prices for the three months ended August 31, 2006, had increased by $167 per ton from the three months ended August 31, 2005. Certain analysts are predicting that demand for steel, driven in part by the announced production cuts at the Big Three, will soften and as a result steel prices will decline in the coming months.

Outlook

We continue to see many uncertainties in our various markets that could exert downward pressure on our results of operations. Uncertainties regarding the direction of the economy and interest rates appear to have softened construction demand and caused projects to be deferred. Also contributing to the weaker construction demand is relatively higher priced metal framing products that have been substituted with lower cost products like wood and concrete. Industry consensus is that steel prices will decrease and while this could ease competition with alternative material it could also dampen results of operations as we fill future orders with higher priced existing inventories. The announced production cuts among the Big Three for the balance of the calendar year could also reduce demand. We cannot predict when, or if, these trends will occur; however, they could affect results of operations.

Results of Operations

First Quarter-Fiscal 2007 Compared to Fiscal 2006

Our results of operations are mainly driven by two factors, demand and the spread between the average selling price of our products and the cost of our raw material, mainly steel. Our inventory costing methods approximate a first-in, first-out (“FIFO”) inventory flow and can significantly affect the spread. In a rising steel-price environment, our reported income is often favorably impacted as lower-priced inventory acquired during the two to three previous months flows through cost of goods sold while our selling prices increase to meet the rising replacement cost of steel. In a decreasing steel-price environment, the inverse often occurs as higher-priced inventory on hand flows through cost of goods sold as our selling prices decrease. This results in what we refer to as inventory holding gains or losses. We strive to limit this impact by controlling inventory levels.

A majority of our full-time employees receive a significant portion of their compensation through profit sharing and bonuses, which are tied to our performance. When earnings are up, so is profit sharing and bonus expense, and when earnings are down, so is profit sharing and bonus expense. Because of this relationship, profit sharing and bonus expense tends to lessen the volatility of our earnings.

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended August 31,
Dollars in millions	2006	% of Net sales	2005	% of Net sales	Increase/ (Decrease)
Net sales	$778.7	100.0%	$694.1	100.0%	$84.6
Cost of goods sold	657.4	84.4%	618.8	89.2%	38.6

Gross margin	121.3	15.6%	75.3	10.8%	46.0
Selling, general and administrative expense	66.6	8.6%	47.8	6.9%	18.8

Operating income	54.7	7.0%	27.5	4.0%	27.2
Interest and other expense, net	(4.7)	-0.6%	(6.3)	-0.9%	(1.6)
Equity in net income of unconsolidated affiliates	18.3	2.4%	13.2	1.9%	5.1
Income tax expense	(25.1)	-3.2%	(6.0)	-0.9%	19.1

Net earnings	$43.2	5.5%	$28.4	4.1%	$14.8

Our net earnings for the first quarter of fiscal 2007 increased $14.8 million, 52% over the prior year first quarter.

•

Net sales grew $84.6 million from the prior year first quarter to $778.7 million, representing the highest first quarter net sales in our history. Average sales prices increased in Steel Processing, Metal Framing, and Pressure Cylinders, contributing $73.0 million to the improvement in net sales. Increased volume accounted for $11.6 million of the change in net sales. Volumes in both Steel Processing and Construction Services (included in the Other category) were up, but were partially offset by a decrease in Metal Framing volume.

•

Cost of goods sold (“COGS”) increased $38.6 million. This is primarily the result of material price increases experienced in Steel Processing, Metal Framing, and Pressure Cylinders, which accounted for $15.9 million of the increase, while the increase in volume represented $11.7 million of the change. The remaining $11.0 million increase included increases in profit sharing and bonuses of $5.7 million and $3.1 million in freight and other miscellaneous items.

•

The gross margin increased $46.0 million from the prior year and the gross margin as a percent of net sales increased from 10.8% to 15.6%. This is primarily due to an improvement in the spread between the average selling prices and material costs.

•

Selling, general and administrative (“SG&A”) expense increased $18.8 million. Increases in wages, profit sharing and bonuses, and employee benefits accounted for $13.7 million of the change, a majority of which is variable based on earnings. In addition, professional fees increased $2.9 million.

•	Interest and other expense decreased primarily due to a $2.4 million reduction in interest expense resulting from lower average debt levels compared to the same period last year.

•	Equity in net income of unconsolidated affiliates increased $5.1 million primarily due to a strong quarter at our WAVE joint venture as it continues to grow domestically and internationally.

•

The effective tax rate was 36.7% for the first quarter of fiscal 2007 and 17.4% for the same quarter of the prior year. Income tax expense for the quarter increased $19.1 million as a result of higher earnings. The quarterly effective tax rate increased due to unfavorable adjustments to estimated tax liabilities of $1.2 million in the current quarter while taxes for the first quarter of fiscal 2006 were reduced by a $5.3 million adjustment due to a favorable Ohio tax law change and $0.9 million for other adjustments.

Segment Operations

Steel Processing

During the first quarter of fiscal 2007 we reclassified: (i) zinc from manufacturing expense to material cost, and (ii) outside processing costs from material cost to manufacturing expense. These changes had no impact to net earnings or cost of goods sold, as these adjustments are reclassifications within cost of goods sold. However, in the information presented for this segment, the material cost line for the prior year has been adjusted to be comparable to the current year presentation.

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2006	% of Net sales	2005	% of Net sales	Increase/ (Decrease)
Net sales	$401.0	100.0%	$351.6	100.0%	$49.4
Cost of goods sold	353.0	88.0%	326.6	92.9%	26.4

Gross margin	48.0	12.0%	25.0	7.1%	23.0
Selling, general and administrative expense	27.2	6.8%	16.6	4.7%	10.6

Operating income	$20.8	5.2%	$8.4	2.4%	$12.4

Material cost	$297.9		$278.6		$19.3
Tons shipped (in thousands)	896.1		836.5		59.6

Net sales and operating income highlights are as follows:

•

Net sales grew $49.4 million from the prior year first quarter to $401.0 million. Average sales prices increased and contributed $32.4 million to the improvement in net sales. With the steady rise of steel prices since August 2005 and throughout the year, we increased our average selling prices to reflect this change. This resulted in approximately a 9% increase over last year’s prices for direct sales. Higher volumes accounted for $17.0 million of the change in net sales. Sales volume to the automotive and construction markets was up from the prior year period. Automotive sales were up primarily due to market share gains with the Big Three.

•

Operating income increased primarily due to a larger spread between our selling prices and material costs. This increase was partially offset by higher profit sharing and bonus expenses and professional fees.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2006	% of Net sales	2005	% of Net sales	Increase/ (Decrease)
Net sales	$212.3	100.0%	$205.3	100.0%	$7.0
Cost of goods sold	172.5	81.3%	176.4	85.9%	(3.9)

Gross margin	39.8	18.7%	28.9	14.1%	10.9
Selling, general and administrative expense	22.0	10.4%	18.5	9.0%	3.5

Operating income	$17.8	8.4%	$10.4	5.1%	$7.4

Material cost	$130.2		$136.8		$(6.6)
Tons shipped (in thousands)	165.5		184.1		(18.6)

Net sales and operating income highlights are as follows:

•

Net sales grew $7.0 million from the prior year first quarter to $212.3 million. Average sales prices per ton increased and contributed $25.4 million to the improvement in net sales, but this increase was partially offset by decreased volume of $18.4 million. Volume was impacted by three primary factors. The first was the decrease in construction starts including those for office buildings (down 7%) and retail stores (down 3%). Second, the newly introduced UltraSTEELTM product comprised approximately 20% of our sales during the quarter. Because this product is lighter than the traditional framing products, weighing less per linear foot, volumes on a per ton basis were down approximately 3%. Third, the rising cost of steel, particularly relative to the falling price of wood, allowed competing building systems to take market share from metal framing markets and has caused the deferral of certain non-fire rated construction projects.

•

Operating income improved $7.4 million from the prior year first quarter primarily due to a $20.2 million increase in the spread between selling prices and material costs. This favorable spread more than offset the $4.5 million impact of lower volume, higher compensation expense of $3.6 million, and increased freight costs of $1.0 million.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2006	% of Net sales	2005	% of Net sales	Increase/ (Decrease)
Net sales	$121.5	100.0%	$107.1	100.0%	$14.4
Cost of goods sold	92.7	76.3%	88.7	82.8%	4.0

Gross margin	28.8	23.7%	18.4	17.2%	10.4
Selling, general and administrative expense	12.1	10.0%	10.4	9.7%	1.7

Operating income	$16.7	13.7%	$8.0	7.5%	$8.7

Material cost	$57.2		$55.0		$2.2
Units shipped (in thousands)	11,942		13,545		(1,603)

Net sales and operating income highlights are as follows:

•

Net sales grew $14.4 million from the prior year first quarter to $121.5 million. Changes in the overall product mix and price increases in certain product lines to cover increased material cost, were the primary drivers to the improvement in net sales. Overall units shipped were down primarily due to a 17% decline in small portable cylinder product lines, used with such items as camping stoves, portable heaters, and hand-held torches. Demand for these products in the prior year was driven, in part, by the increased number of hurricanes that hit the United States. In addition, the hand-held torch volume has been impacted by an inventory reduction program at a large customer. However, revenues in the North American LPG and steel high-pressure product lines more than offset these volume declines, resulting in an increase in net sales in North America of $6.0 million. European revenues increased $8.4 million, reflecting the continued strong market conditions for our steel high-pressure cylinders and the growth of air tank units for truck braking applications.

•

Operating income increased over the prior year first quarter resulting in a gross margin increase of $10.4 million, fueled by the sales improvements discussed above, combined with production cost improvements resulting from a plant consolidation for the small portable cylinder product lines, lower insurance and workers compensation costs in North American operations, and improved plant efficiencies. SG&A expenses increased $1.7 million on increased profit sharing and bonus expense and higher legal fees.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for purposes of separate disclosure, and income and expense items not allocated to the operating segments. The following table presents a summary of operating results for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2006	% of Net sales	2005	% of Net sales	Increase/ (Decrease)
Net sales	$43.9	100.0%	$30.1	100.0%	$13.8
Cost of goods sold	39.0	88.8%	27.1	90.0%	11.9

Gross margin	4.9	11.2%	3.0	10.0%	1.9
Selling, general and administrative expense	5.4	12.3%	2.2	7.3%	3.2

Operating income (loss)	$(0.5)	-1.1%	$0.8	2.7%	$(1.3)

Net sales and operating loss highlights are as follows:

•

Net sales increased $13.8 million over the prior year first quarter primarily as a result of increased sales in the Construction Services segment. The Automotive Body Panels and Steel Packaging operating segments also experienced minor increases in net sales over the same quarter in the prior year.

•

Operating loss increased $1.3 million versus the comparable period of fiscal 2006. Higher expenses in the Construction Services operating segment resulted from $1.1 million of expenses related to the project in China combined with higher expenses from increased domestic activity. Construction Services was the primary reason for the operating loss in the current quarter and the decrease compared to the same quarter in the prior year. The Automotive Body Panels and Steel Packaging operating segments experienced improvements in operating income and in operating margin over last year’s first quarter.

Liquidity and Capital Resources

Cash and cash equivalents at the end of the first quarter of fiscal 2007 declined $95.7 million versus the end of the same quarter last year. The following table is a recap of the consolidated cash flows.

	Three Months Ended August 31,
Cash Flow Summary (in millions)	2006	2005
Cash flows provided (used) by operating activities	$(103.7)	$121.5
Cash flows used by investing activities	(45.6)	(49.9)
Cash provided (used) by financing activities	110.1	(16.1)

Increase (decrease) in cash and cash equivalents	(39.2)	55.5
Cash and cash equivalents at beginning of period	56.2	57.2

Cash and cash equivalents at end of period	$17.0	$112.7

During the first three months of fiscal 2007, we used $103.7 million in cash for operating activities. This was primarily the result of an increase of $87.5 million in inventory during the period and a $73.9 million decrease in accounts payable partially offset by $43.2 million in net earnings. The difference between the net cash used by operating activities in fiscal 2007 compared to net cash provided by operating activities in fiscal 2006 was primarily the result of changes in inventory and accounts payable compared to changes reported in the same quarter last year. The inventory increase reflects the increase in steel prices over the prior year and in quantities as purchases outpaced anticipated sales. Accounts payable decreased from year-end due to the timing of disbursements. Consolidated net working capital was $502.9 million at August 31, 2006, compared to $505.5 million at May 31, 2006.

We used $45.6 million for investing activities, which included spending $31.2 million for the acquisition of PSM and $16.8 million for capital projects, partially offset by the sale of short-term investments of $2.2 million. We anticipate that our fiscal 2007 capital spending, excluding acquisitions, will slightly exceed annual depreciation. Major ongoing capital projects include our Enterprise Resource Planning (“ERP”) project, a furnace upgrade at our Spartan joint venture galvanizing facility, and the conversion of most of the roll forming at our Metal Framing segment’s facilities to UltraSTEELTM.

Financing activities provided $110.1 million in cash primarily as a result of $123.1 million in short-term borrowings under our committed and uncommitted lines of credit to support our operations, acquisitions, capital projects and quarterly dividend.

We have a total of $560.0 million available to meet short-term liquidity needs from our long-term revolving credit facility ($435.0 million), trade account receivables securitization facility ($100.0 million) and other uncommitted discretionary credit lines ($25.0 million). At August 31, 2006, we had used $123.1 million of this availability. We have provided $16.2 million in guarantees and letters of credit for third parties as of August 31, 2006, which have not changed since fiscal year end 2006.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Item 7. – Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for fiscal 2006.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at August 31, 2006.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of June 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the accrual of future major maintenance costs. It is effective for fiscal 2008 and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), that improves financial reporting regarding defined benefit pension and postretirement plans. It is effective at May 31, 2007 and is not expected to materially impact our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. It is effective for the fiscal year ending May 31, 2007, and is not expected to materially impact our financial position or results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Item 7 – Managements’ Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)] that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2006). Based on that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Worthington Industries, Inc. and our consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of Worthington Industries, Inc., including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes, except for the continued implementation of the new enterprise resource planning (“ERP”) system mentioned below, which occurred during the quarterly period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2006), in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new ERP system throughout much of Worthington Industries, Inc. and our consolidated subsidiaries. Implementing a new system results in changes to business processes and related controls. During the quarter, we began the second phase of our implementation, which includes changes in our manufacturing and order management systems within our Steel Processing segment. The implementation will continue by manufacturing location throughout the remainder of the current and next fiscal year. We believe that we are adequately controlling the transition to the new processes and controls and that there will be no negative impact to our internal control environment. In fact, one of the expected benefits of the fully implemented ERP system is an enhancement of our current internal control environment.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operation or cash flows.

Item 1A. – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “PART I — Item 1A. — Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2006 (the “2006 Form 10-K”), as filed with the United States Securities and Exchange Commission on August 11, 2006, and available at www.sec.gov. The risk factors facing Worthington Industries, Inc. and our subsidiaries (collectively, “Worthington”) have not changed significantly from those disclosed in the 2006 Form 10-K. These risk factors could materially affect our business, financial condition or future results. The risk factors described in the 2006 Form 10-K are not the only risks facing Worthington. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2006:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2006	—	—	—	10,000,000
July 1-31, 2006	—	—	—	10,000,000
August 1-31, 2006	—	—	—	10,000,000
Total	—	—	—	10,000,000

(1)

At its meeting on September 27, 2006, the Board of Directors of the Company reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, which authorization had initially been announced on June 13, 2005. The common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flow from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. The Company began making purchases of its outstanding common shares on September 28, 2006. No repurchases of common shares had been made by the Company under this authorization prior to that time.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Worthington Industries, Inc. was held on September 27, 2006. In connection with the Annual Meeting, proxies were solicited. At the close of business on August 1, 2006, the record date for the Annual Meeting, 88,807,354 common shares of Worthington Industries, Inc. were outstanding and entitled to vote. At the Annual Meeting, 82,178,495 common shares, or 93% of the outstanding common shares entitled to vote, were represented by proxy or in person. Following are the voting results on the proposals considered and voted upon at the 2006 annual meeting of shareholders:

1.

All of the nominees of the Board of Directors of Worthington Industries, Inc. for election to the class of directors whose terms will expire at the 2009 annual meeting of shareholders were elected by the following vote:

	Votes For	Votes Withheld	Abstentions/ Broker Non-votes
John B. Blystone	81,425,525	752,970	N/A

William S. Dietrich, II	81,034,588	1,143,907	N/A

Carl A. Nelson, Jr.	81,595,186	583,309	N/A

Sidney A. Ribeau	81,612,952	565,543	N/A

Continuing directors whose terms will expire at the 2007 annual meeting of shareholders are John R. Kasich, John P. McConnell and Mary Schiavo. Continuing directors whose terms will expire at the 2008 annual meeting of shareholders are John S. Christie, Michael J. Endres, and Peter Karmanos, Jr.

2.

The Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors was approved by the following vote: 64,165,327 votes for, 3,698,562 votes against, 561,201 abstentions, and 13,753,405 broker non-votes.

3.

The selection of KPMG LLP as the independent registered public accounting firm of Worthington Industries, Inc. for the fiscal year ending May 31, 2007, was ratified by the following vote: 81,603,332 votes for, 365,473 votes against, 209,689 abstentions, and no broker non-votes.

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

10.1

Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10 to the Registration Statement on Form S - 8 of Worthington Industries, Inc. filed on September 27, 2006 (Registration No. 333-137614)).

10.2

Form of Nonqualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of nonqualified stock options to non-employee directors of Worthington

Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of nonqualified stock options to non-employee directors of Worthington Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report Form 8-K of Worthington Industries, Inc. dated and filed on October 2, 2006 (File No. 001-08399)).

10.3

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report Form 8-K of Worthington Industries, Inc. dated and filed on October 2, 2006 (File No. 001-08399)).

10.4

Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006 (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2006 of Worthington Industries, Inc. (File No. 001-08399)).

10.5	Amendment No. 2 dated as of August 25, 2006 to Purchase and Sale Agreement dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 10, 2006	By:	/s/ John S. Christie

John S. Christie,
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

10.1	Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-employee Directors	Incorporated herein by reference to Exhibit 10 to the Registration Statement on Form S - 8 of Worthington Industries, Inc. filed on September 27, 2006 (Registration No. 333-137614).

10.2

Form of Nonqualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of nonqualified stock options to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of nonqualified stock options to non-employee directors of Worthington Industries, Inc.

Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 2, 2006 (File No. 001-08399).

10.3

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.

Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 2, 2006 (File No. 001-08399).

10.4	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006	Incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2006 of Worthington Industries, Inc. (File No. 001-08399).

10.5	Amendment No. 2 dated as of August 25, 2006 to Purchase and Sale Agreement dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith