Form 10-Q
period 2006-11-30
WORTHINGTON INDUSTRIES INC
filed 2007-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

As of December 31, 2006, 85,228,404 of the registrant’s common shares, without par value, were outstanding.

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

•	future or expected performance, sales, operating results and earnings per share;
•	projected capacity and working capital needs;
•	pricing trends for raw materials and finished goods;
•	anticipated capital expenditures and asset sales;
•	projected timing, results, costs, charges and expenditures related to acquisitions or to facility dispositions, shutdowns and consolidations;
•	new products and markets;
•	expectations for company and customer inventories, jobs and orders;
•	expectations for the economy and markets;
•	expected benefits from new initiatives, such as the Enterprise Resource Planning System;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of consolidation and other changes within the steel, automotive, construction and related industries;
•	failure to maintain appropriate levels of inventories;
•	the ability to realize cost savings and operational efficiencies on a timely basis;
•	the overall success of, and our ability to integrate, newly-acquired businesses and achieve synergies therefrom;
•	capacity levels and efficiencies within facilities and within the industry as a whole;
•	financial difficulties (including bankruptcy filings) of customers, suppliers, joint venture partners and others with whom we do business;
•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
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

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	November 30, 2006	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$22,527	$56,216
Short-term investments	—	2,173
Receivables, less allowances of $5,112 and $4,964 at
November 30, 2006 and May 31, 2006	379,219	404,553
Inventories:
Raw materials	309,270	266,818
Work in process	109,111	104,244
Finished products	113,010	88,295

Total inventories	531,391	459,357
Assets held for sale	6,875	23,535
Deferred income taxes	15,451	15,854
Prepaid expenses and other current assets	38,547	34,553

Total current assets	994,010	996,241

Investments in unconsolidated affiliates	126,135	123,748
Goodwill	178,703	177,771
Other assets	48,970	55,733
Property, plant and equipment, net	570,302	546,904

Total assets	$1,918,120	$1,900,397

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$218,467	$362,883
Notes payable	203,500	7,684
Accrued compensation, contributions to employee benefit plans and related taxes	41,135	49,784
Dividends payable	14,486	15,078
Other accrued items	41,731	36,483
Income taxes payable	7,614	18,874

Total current liabilities	526,933	490,786

Other liabilities	57,811	55,249
Long-term debt	245,000	245,000
Deferred income taxes	112,329	114,610

Total liabilities	942,073	905,645

Minority interest	52,281	49,446
Shareholders’ equity	923,766	945,306

Total liabilities and shareholders’ equity	$1,918,120	$1,900,397

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Net sales	$729,262	$699,516	$1,507,982	$1,393,663
Cost of goods sold	645,164	596,108	1,302,533	1,214,903

Gross margin	84,098	103,408	205,449	178,760
Selling, general and administrative expense	53,531	53,747	120,157	101,554

Operating income	30,567	49,661	85,292	77,206
Other income (expense):
Miscellaneous income (expense)	(704)	(163)	(1,069)	195
Interest expense	(6,022)	(6,555)	(10,367)	(13,282)
Equity in net income of unconsolidated affiliates	14,802	14,175	33,081	27,387

Earnings before income taxes	38,643	57,118	106,937	91,506
Income tax expense	11,698	18,090	36,765	24,071

Net earnings	$26,945	$39,028	$70,172	$67,435

Average common shares outstanding - basic	87,234	88,194	88,004	88,082

Earnings per share - basic	$0.31	$0.44	$0.80	$0.77

Average common shares outstanding - diluted	87,611	88,986	88,555	88,729

Earnings per share - diluted	$0.31	$0.44	$0.79	$0.76

Common shares outstanding at end of period	85,203	88,285	85,203	88,285

Cash dividends declared per share	$0.17	$0.17	$0.34	$0.34

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Operating activities
Net earnings	$26,945	$39,028	$70,172	$67,435
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	15,690	15,749	30,621	30,109
Provision for deferred income taxes	(670)	(737)	174	(5,202)
Equity in net income of unconsolidated affiliates, net of distributions	10,123	(8,171)	(537)	(8,820)
Minority interest in net income of consolidated affiliates	965	1,753	2,581	2,534
Other adjustments	(1,993)	1,496	(577)	2,337
Changes in assets and liabilities:
Accounts receivable	24,223	2,214	32,793	59,914
Inventories	23,597	(19,120)	(63,938)	36,219
Prepaid expenses and other current assets	(865)	(6,093)	(3,246)	(7,194)
Other assets	3,494	729	3,988	(630)
Accounts payable and accrued expenses	(93,964)	64,776	(166,575)	32,695
Other liabilities	3,393	(7,277)	1,765	(3,522)

Net cash provided (used) by operating activities	10,938	84,347	(92,779)	205,875

Investing activities
Investment in property, plant and equipment, net	(16,684)	(12,137)	(33,507)	(25,013)
Acquisitions, net of cash acquired	(577)	(6,770)	(31,727)	(6,770)
Investment in unconsolidated affiliate	(364)	—	(1,000)	—
Proceeds from sale of assets	17,072	1,848	17,956	2,782
Purchases of short-term investments	—	(175,254)	—	(243,253)
Sales of short-term investments	—	117,999	2,173	147,999

Net cash used by investing activities	(553)	(74,314)	(46,105)	(124,255)

Financing activities
Proceeds from short-term borrowings	72,726	—	195,816	—
Principal payments on long-term debt	(2)	23	(2)	(490)
Proceeds from issuance of common shares	15	2,808	1,865	4,103
Excess tax benefits-stock-based compensation	—	—	200	—
Payments to minority interest	—	(1,920)	—	(3,840)
Repurchase of common shares	(62,508)	—	(62,508)	—
Dividends paid	(15,098)	(14,970)	(30,176)	(29,920)

Net cash provided (used) by financing activities	(4,867)	(14,059)	105,195	(30,147)

Increase (decrease) in cash and cash equivalents	5,518	(4,026)	(33,689)	51,473
Cash and cash equivalents at beginning of period	17,009	112,748	56,216	57,249

Cash and cash equivalents at end of period	$22,527	$108,722	$22,527	$108,722

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six-Month Periods Ended November 30, 2006 and 2005

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (collectively, “we”, “our”, or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (“fiscal 2006”) of Worthington Industries, Inc. (the “fiscal 2006 Form 10-K”)

Recently Issued Accounting Standards: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of June 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs. It is effective for our fiscal year ending May 31, 2008 (“fiscal 2008”) and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), that improves financial reporting regarding defined benefit pension and postretirement plans. It is effective for fiscal 2007 and is not expected to materially impact our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. It is effective for fiscal 2007, and is not expected to materially impact our financial position or results of operations.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table.

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2006	2005	2006	2005
Net sales
Steel Processing	$374,879	$364,458	$775,867	$716,085
Metal Framing	189,515	192,197	401,855	397,519
Pressure Cylinders	120,300	106,463	241,811	213,516
Other	44,568	36,398	88,449	66,543

Consolidated	$729,262	$699,516	$1,507,982	$1,393,663

Operating income (loss)
Steel Processing	$17,774	$24,661	$38,571	$33,027
Metal Framing	(4,862)	13,857	12,919	24,252
Pressure Cylinders	20,166	11,214	36,836	19,168
Other	(2,511)	(71)	(3,034)	759

Consolidated	$30,567	$49,661	$85,292	$77,206

	November 30, 2006	May 31, 2006
Total assets
Steel Processing	$869,379	$812,024
Metal Framing	501,703	498,409
Pressure Cylinders	305,882	277,300
Other	241,156	312,664

Consolidated	$1,918,120	$1,900,397

NOTE C – Comprehensive Income

The components of total comprehensive income, net of tax, were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2006	2005	2006	2005
Net earnings	$26,945	$39,028	$70,172	$67,435
Foreign currency translation	2,064	(1,673)	1,841	(1,832)
Cash flow hedges	(1,678)	4,421	(5,066)	6,955
Other	—	26	76	862

Total comprehensive income	$27,331	$41,802	$67,023	$73,420

NOTE D – Stock-Based Compensation

Effective June 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as expense in the statement of earnings based on their fair values.

In adopting SFAS 123(R), we selected the modified prospective transition method. This method requires that compensation expense be recorded prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the stock options on the date of grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. We calculated the fair value of the stock options using the Black-Scholes model and certain assumptions. The assumptions used to value the previous grants are disclosed in the fiscal 2006 Form 10-K.

The following assumptions were used to value the stock options granted on June 1, 2006:

Grant date price per share of option award	$18.17
Dividend yield	3.6%
Expected term (years)	6.5
Expected volatility	38.1%
Risk-free interest rate	5.0%
Grant date fair value per share of unvested option awards	$5.82

Shareholders approved the Worthington Industries, Inc 2006 Equity Incentive Plan for Non-Employee Directors in September 2006, under which each non-employee director was awarded an option to purchase 5,000 common shares and a restricted stock award covering 1,300 common shares. The stock options were valued with the same assumptions as our June 2006 awards discussed above. The restricted stock was valued at market close on September 27, 2006 at $17.23. The non-employee director stock options and restricted stock fully vest one year from grant date.

The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock option. The expected term was developed using the simplified approach allowed by the SEC’s Staff Accounting Bulletin No. 107.

The calculated three and six -month pre-tax compensation expense was recorded in selling, general and administrative expense and totaled $859,000 and $1,650,000. The after tax three and six -month impact was $587,000 and $1,101,000.

In fiscal 2006, as allowed by SFAS 123, stock options were accounted for using the intrinsic-value method (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the stock option). Under that method, no compensation expense was recognized on the grant date, since on that date the option exercise price equaled the market price of the underlying common shares. However, we complied with the disclosure-only provisions of SFAS 123. The following table summarizes this information as disclosed in the prior year for the three and six months ended November 30, 2005, on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123:

(in thousands, except per share data)	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
Net earnings, as reported	$39,028	$67,435
Deduct: stock-based compensation expense, net of tax	590	1,177

Pro forma net earnings	$38,438	$66,258

Earnings per share:
Basic, as reported	$0.44	$0.77
Basic, pro forma	0.44	0.75
Diluted, as reported	0.44	0.76
Diluted, pro forma	0.44	0.75

The following table summarizes information for stock options outstanding and exercisable at November 30, 2006:

		Weighted Average
	Number of Options (in thousands)	Exercise Price Per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at May 31, 2006	5,588	$16.09
Granted	696	18.12
Exercised	(134)	14.58
Expired	(37)	19.06
Forfeited	(79)	18.16

Outstanding at November 30, 2006	6,034	16.30	6.3	$14,871

Exercisable at November 30, 2006	3,340	$15.03	4.9	$12,479

During the six months ended November 30, 2006, the total intrinsic value of stock options exercised was $806,000. The total amount of cash received from employees exercising stock options was $1,865,000 during the six months ended November 30, 2006, and the related net tax benefit realized from the exercise of these stock options was $268,000 during the same period. In addition, in the first quarter of fiscal 2007 an excess tax benefit of $200,000, included in additional paid-in-capital, was reclassified in the statement of cash flows to financing activities from operating activities.

The following table summarizes information about non-vested stock option awards outstanding as of November 30, 2006:

	Number of Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2006	2,886	$3.61
Granted	696	5.65
Vested	(809)	3.46
Forfeited	(79)	4.24

Non-vested at November 30, 2006	2,694	4.15

At November 30, 2006, total unrecognized compensation cost related to non-vested non-qualified stock option awards was $8,507,000, which is expected to be recognized over the next five fiscal years.

In addition to the stock options previously discussed, we have awarded performance shares that are contingent (i.e., vest) upon achieving corporate economic value added, earnings per share and operating income targets for the three-year period ending May 31, 2009. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the three-year performance period ending May 31, 2009. The grant date of these awards was June 1, 2006, at which time the price per common share was $18.17. We recorded a pre-tax three and six-month compensation expense of $139,000 and $363,000 in selling, general and administrative expense for these awards. The unrecognized balance of $1,813,000 will be expensed over the remainder of the three-year period ending May 31, 2009.

Descriptions of our stock-based compensation plans are included in the fiscal 2006 Form 10-K.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

(in thousands)	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Defined benefit plans:
Service cost	$255	$243	$510	$486
Interest cost	271	246	542	493
Expected return on plan assets	(266)	(199)	(532)	(398)
Net amortization and deferral	52	81	102	162

Net pension cost of defined benefit plans	$312	$371	$622	$743

The Company funded its pension obligations with a $1,677,000 payment in fiscal 2007.

NOTE F – Income Taxes

Income tax expense for the first six months of fiscal 2007 and fiscal 2006 reflects an estimated annual effective income tax rate of 34.0% and 31.4%. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the fiscal year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2007 could be materially different from the forecasted rate as of the end of the first six months.

Income tax expense for the first six months of fiscal 2007 was calculated using the estimated annual effective income tax rate for fiscal 2007, but was increased $1,164,000 for adjustments to estimated tax liabilities.

Income tax expense for the first six months of fiscal 2006 was calculated using the estimated annual effective income tax rate for fiscal 2006, but was reduced by (i) $1,528,000 primarily due to favorable tax audit settlements and related developments, (ii) $4,568,000 to reduce deferred tax liabilities by as a result of the Ohio corporate tax legislation, (iii) $683,000 to reduce accrued income taxes for the first 20% phase-out of the Ohio corporate income tax, and (iv) $1,396,000 to estimated tax liabilities.

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

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At November 30, 2006, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Worthington Specialty Processing, Inc. (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (“VWS”) (49%) and Dietrich/NOVA, LLC (50%).

We received distributions from unconsolidated affiliated companies totaling $32,677,000 during the six months ended November 30, 2006. Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)	November 30, 2006	May 31, 2006
Cash	$98,800	$93,877
Other current assets	156,250	163,718
Noncurrent assets	106,000	109,841
Current maturities of long-term debt	$3,158	$3,158
Other current liabilities	81,853	81,176
Long-term debt	25,353	37,813
Other noncurrent liabilities	7,336	6,049

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Net sales	$163,027	$208,066	$337,548	$412,781
Gross margin	43,703	45,773	92,777	87,340
Depreciation and amortization	3,448	4,865	7,398	9,850
Interest expense	711	756	1,452	1,993
Income tax expense	2,229	1,533	3,732	2,291
Net earnings	29,193	27,183	65,291	53,080

The comparisons presented above are impacted by the sale of our share of the Acerex joint venture in April 2006 and the buyout of the remaining interest in Dietrich Residential Construction in October 2005. Combined net sales for these two joint ventures for the three- and six-month periods ending November 30, 2005 were $39,933,000 and $83,668,000.

NOTE H – Acquisitions

On August 16, 2006, we purchased 100% of the capital stock of Precision Specialty Metals, Inc. (“PSM”) for approximately $31,727,000, net of cash acquired. The purchase price is subject to change due to certain targeted earn-outs through August 2009. PSM is a specialty stainless steel processor located in Los Angeles, California. PSM is included in our Steel Processing reporting segment. The purchase price was allocated as follows to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition:

(in thousands)
Current assets	$15,732
Intangibles	6,920
Property, plant and equipment, net	20,400

Total assets	43,052
Current liabilities	3,968

Identifiable net assets	39,084
Earnout liability	4,784

Total purchase price	34,300
Less: cash acquired	(2,573)

Purchase price, net of cash	$31,727

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

Overview

The following discussion and analysis of our outlook, economic and industry indicators and trends, business strategies, and the results of operations and financial condition of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (“fiscal 2006”), includes additional information about our company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of November 30, 2006, excluding our joint ventures, we operated 48 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. We also held equity positions in 7 joint ventures, which operated 15 manufacturing facilities worldwide as of November 30, 2006.

We continue to see challenges in our various markets that will continue to exert downward pressure on our results of operations, at least in the early part of calendar 2007. While the broad-based Gross Domestic Product measurement continued to expand, indicating a stable environment, the major markets in which our business segments operate, including automotive and construction, are under pressure.

The price of steel, which impacts our performance, is declining. Since the beginning of fiscal 2006’s second quarter to the beginning of fiscal 2007’s second quarter, the market price of steel increased almost 50% as demand outpaced supply. During this fiscal year’s second quarter the market price of steel began to decline due to lower overall demand, an increase in cheaper foreign supply and high inventories in the industry supply chain. Further declines in the market price of steel combined with competitive pressures may force us to reduce our selling prices and to fill these lower priced orders with higher priced inventories, resulting in lower margins.

Our Steel Processing segment, which accounted for approximately 51% of consolidated net sales in the second quarter of fiscal 2007, is significantly impacted by the number of vehicles produced in North America, especially by the Big Three (collectively, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp.). Approximately 57% of the customers served by this segment are automotive related. Total North American vehicle production was much lower compared to the same period last year, particularly from the Big Three automotive manufacturers. In August and September, the Big Three announced production cuts that extend into calendar 2007. These cuts have resulted in decreased orders not only from the Big Three, but also from their suppliers, many of whom are our customers. In addition, the financial condition of some of these companies has deteriorated and their debt is rated below investment grade and we continue to monitor their status. Some have filed voluntary petitions for bankruptcy protection, but we have been able to limit our exposure to these events.

The reduction in demand extends beyond the automotive market as we are also experiencing reduced shipments to other markets including construction and appliance.

We believe weak automotive production, slowing construction markets and excessive supply chain inventories led to volume declines in the current quarter. We believe pricing and volumes will remain under pressure for our third fiscal quarter and possibly into our fourth fiscal quarter.

Our Metal Framing segment accounted for approximately 26% of consolidated net sales in the second quarter of fiscal 2007. Metal Framing experienced substantial volume declines primarily due to: the deferral of commercial job starts due to high material costs; the residential market slowdown; the substitution of other framing materials or systems for steel in certain market segments and applications due to the relatively high cost of steel; increased competition from small, local manufacturers; and the sort of challenges that can be expected in the introduction of any major new product like UltraSTEEL™. However, we believe the UltraSTEEL™ rollout is going relatively well and is only a minor factor in the reduced volumes. The product has been widely accepted and praised as a superior product by contractors in every market in which it has been introduced. We continue to gain necessary code approvals and Clark/Western, our largest competitor and sub-licensee of the product, is also continuing to convert its rollforming operations to the UltraSTEEL™ process.

We believe the issues mentioned above will continue to put pressure on pricing and volumes at least for our third fiscal quarter, especially with the generally weak winter building season, and possibly into the fourth fiscal quarter.

Our Pressure Cylinder segment accounted for 16% of consolidated net sales in the second quarter of fiscal 2007, and continues to perform well in both North America and Europe as most product lines have shown increases in price and volume. We believe earnings and revenue growth is sustainable through the rest of this fiscal year.

Business Strategy

Our number one goal is to increase shareholder value. Although current conditions are soft, we remain optimistic about the future. We believe our business strategy centered on our core competency of adding value to flat-rolled steel provides an excellent platform to deliver increased shareholder value. Each of our reportable business segments—Steel Processing, Metal Framing, Pressure Cylinders—and key joint ventures hold leadership positions in their respective markets, which we expect to leverage and grow. We have the capacity in each of our business segments to handle additional sales growth without significantly increasing capital investment.

The three primary ways we seek to accomplish our goal of increasing shareholder value are: optimizing existing operations; developing and commercializing new products and applications; and pursuing strategic acquisitions and joint ventures. Over the last several years, this focus has resulted in investment in growth markets and products, consolidation of facilities and divestiture of certain non-strategic assets or other assets that were not delivering appropriate returns. We will continue our efforts to optimize existing operations by improving efficiencies, consolidating operations when necessary, and reducing the costs and risks of our existing operations.

Although no individual customer provides more than five percent of our consolidated net sales, diversifying our customer base through new products and new applications for existing products remains a focus.

We plan to continue to add products and operations that will complement our existing business and strengths. Our balance sheet provides the financial flexibility to acquire or invest in companies that further extend our product lines or allows us to penetrate new markets. Because of our success with joint ventures and alliances, we continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. Some of these joint ventures and alliances began as entry points into markets not previously served and have ultimately resulted in buyouts of our partners.

During the first six months of fiscal 2007, we took the following actions:

•

On August 16, 2006, we purchased 100% of the capital stock of Precision Specialty Metals, Inc. (“PSM”) for approximately $31.7 million, net of cash acquired. PSM is a processor of stainless steel located in Los Angeles, California.

•

On July 20, 2006, we announced the formation of a joint venture with NOVA Chemicals Corporation to develop and manufacture durable, energy-saving composite construction products and systems. The joint venture’s focus is on developing cost-effective insulated metal framing panels intended to overcome significant obstacles to using steel framing products for exterior walls in areas where interior/exterior temperature variations may cause condensation.

Results of Operations

Second Quarter - Fiscal 2007 Compared to Fiscal 2006

Our results of operations are mainly driven by two factors, demand and the spread between the average selling price of our products and the cost of our raw materials, mainly steel. Our inventory costing methods approximate a first-in, first-out (“FIFO”) inventory flow and can significantly affect the spread. In a rising steel-price environment, our reported income is often favorably impacted as lower-priced inventory acquired during the previous months flows through cost of goods sold while our selling prices increase to meet the rising replacement cost of steel. In a decreasing steel-price environment, the inverse often occurs as higher-priced inventory on hand flows through cost of goods sold as our selling prices decrease. This results in what we refer to as inventory holding gains or losses. We strive to limit this impact by controlling inventory levels.

A majority of our full-time employees receive a significant portion of their compensation through profit sharing and bonuses, which are tied to our performance. When earnings are up, profit sharing and bonus expenses increase; when earnings are down, profit sharing and bonus expenses decrease. Because of this relationship, profit sharing and bonus expense can lessen the volatility in our earnings.

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$729.3	100.0%	$699.5	100.0%	$29.8
Cost of goods sold	645.2	88.5%	596.1	85.2%	49.1

Gross margin	84.1	11.5%	103.4	14.8%	(19.3)
Selling, general and administrative expense	53.5	7.3%	53.7	7.7%	(0.2)

Operating income	30.6	4.2%	49.7	7.1%	(19.1)
Interest and miscellaneous expense, net	(6.7)	-0.9%	(6.8)	-1.0%	(0.1)
Equity in net income of unconsolidated affiliates	14.8	2.0%	14.2	2.0%	0.6
Income tax expense	(11.7)	-1.6%	(18.1)	-2.6%	(6.4)

Net earnings	$27.0	3.7%	$39.0	5.6%	$(12.0)

Our net earnings for the second quarter of fiscal 2007 decreased $12.0 million, or 31%, from the prior year second quarter.

•

Net sales grew $29.8 million compared to the prior year second quarter to $729.3 million. Average selling prices increased throughout our business segments, contributing $82.8 million to the improvement in net sales. However, lower volume negatively impacted net sales by $53.0 million.

•

Cost of goods sold (“COGS”) increased $49.1 million. Higher material costs experienced throughout our business segments accounted for $78.7 million of the increase. Also contributing to the increase was higher professional fees of $3.2 million primarily related to our information technology enhancements. These increases were partially offset as lower volumes decreased COGS by $33.7 million.

•	Gross margin decreased $19.3 million from the prior year and decreased as a percent of sales from 14.8% to 11.5% primarily due to the lower spread between average selling prices and material costs.

•

Selling, general and administrative (“SG&A”) expense was flat in dollar terms but fell to 7.3% of sales from 7.7% last year. Profit sharing and bonus expense included in SG&A fell 34% compared to the prior year period but the expense improvement was masked in part by a favorable adjustment to the insurance reserve in the prior year.

•	Equity in net income of unconsolidated affiliates increased $0.6 million, primarily due to a strong quarter at our WAVE joint venture as it continues to grow domestically and internationally.

•

Income tax expense for the quarter decreased $6.4 million as a result of lower earnings. The effective tax rate was 30.3% for the second quarter and 31.7% for the same quarter of the prior year. The quarterly tax rate decreased due to the expected income mix in the various tax jurisdictions in which we do business. Taxes for the second quarter of fiscal 2006 were reduced by $2.0 million of adjustments to our estimated tax liabilities.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$374.9	100.0%	$364.5	100.0%	$10.4
Cost of goods sold	336.8	89.8%	318.8	87.5%	18.0

Gross margin	38.1	10.2%	45.7	12.5%	(7.6)
Selling, general and administrative expense	20.3	5.4%	21.0	5.8%	(0.7)

Operating income	$17.8	4.7%	$24.7	6.8%	$(6.9)

Material cost [1]	$287.9	76.8%	$266.4	73.1%	$21.5
Tons shipped (in thousands)	791.5		918.9		(127.4)

______________________________

[1]

During the first quarter of fiscal 2007 we reclassified: (i) zinc from manufacturing expense to material cost, and (ii) outside processing costs from material cost to manufacturing expense. Material cost for the prior year has been adjusted to be comparable to the current year presentation.

Net sales and operating income highlights are as follows:

•

Net sales grew $10.4 million from the prior year second quarter to $374.9 million. Average selling prices were up 19% over last year increasing sales by $43.5 million. Despite recent declines, the market price of steel is still higher than the same period a year ago, resulting in average selling prices that are above those realized in the comparable period last year. The acquisition of PSM contributed $13.6 million to sales and was also a factor in higher average selling prices compared to last year. Excluding the impact of PSM, volumes were down 14% as virtually all end markets served by this segment, especially automotive and construction, are weak compared to the prior year. These lower volumes resulted in a $46.7 million reduction to net sales.

•

Operating income decreased $6.9 million primarily due to volume reductions and, to a lesser extent, a decline in the spread between selling price and material cost. Partially offsetting these reductions was the favorable impact of a $2.3 million adjustment due to the disallowance of hedge accounting for our natural gas hedge combined with $1.0 million of income from the PSM acquisition and lower SG&A expenses due to decreased profit sharing.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$189.6	100.0%	$192.2	100.0%	$(2.6)
Cost of goods sold	177.8	93.8%	160.4	83.5%	17.4

Gross margin	11.8	6.2%	31.8	16.5%	(20.0)
Selling, general and administrative expense	16.7	8.8%	17.9	9.3%	(1.2)

Operating income (loss)	$(4.9)	-2.6%	$13.9	7.2%	$(18.8)

Material cost	$138.5	73.0%	$120.0	62.4%	$18.5
Tons shipped (in thousands)	157.4		171.3		(13..9)

Net sales and operating income (loss) highlights are as follows:

•

Net sales decreased $2.6 million from the prior year second quarter to $189.6 million. An increase in average selling prices contributed $16.0 million to net sales, but was offset by decreased volume of $18.6 million. Both volume and pricing are currently very weak as a result of a number of factors including: the deferral of commercial job starts due to high material costs; the residential market slowdown; the substitution of other framing materials or systems for steel in certain market segments and applications due to the relatively high cost of steel; and increased competition from small, local manufacturers.

•

An operating loss of $4.9 million in the current quarter was $18.8 million lower than the prior year second quarter, primarily due to an $8.1 million decrease due to lower volume and an $11.4 million decrease in the spread between selling prices and material costs. The combination of weak demand, pricing pressure and the flow through effect of higher priced steel from inventory resulted in a much narrower spread between selling prices and material costs and an operating loss.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$120.3	100.0%	$106.5	100.0%	$13.8
Cost of goods sold	89.5	74.4%	84.6	79.4%	4.9

Gross margin	30.8	25.6%	21.9	20.6%	8.9
Selling, general and administrative expense	10.6	8.8%	10.7	10.0%	(0.1)

Operating income	$20.2	16.8%	$11.2	10.5%	$9.0

Material cost	$53.3	44.3%	$50.3	47.2%	$3.0
Units shipped (in thousands)	9,379		12,005		(2,626)

Net sales and operating income highlights are as follows:

•

Net sales grew $13.8 million from the prior year second quarter to $120.3 million primarily due to higher average selling prices. Changes in the overall product mix and price increases in certain product lines to cover increased material costs were the primary reasons for the higher average selling prices. Units shipped were down 21% primarily due to a decline in small portable cylinder product lines, used with such items as camping stoves, portable heaters and hand-held torches. Demand for these products in the prior year was driven, in part, by the severe hurricanes that impacted the United States. In addition, the hand-

held torch volume has been impacted by an inventory reduction program at a large customer. However, revenues in the North American LPG and steel high-pressure product lines more than offset these volume declines, resulting in an increase in net sales in North America of $2.2 million. European revenues increased $11.6 million as a result of the continued strong market conditions for our steel high-pressure cylinders and the growth of air tank units for truck braking applications.

•

Operating income increased over the prior year second quarter as a result of the sales improvements discussed above combined with production cost improvements resulting from a plant consolidation in the small portable cylinder product lines and improved plant efficiencies.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the operating segments. The following table presents a summary of operating results for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$44.5	100.0%	$36.4	100.0%	$8.1
Cost of goods sold	41.2	92.6%	32.4	89.0%	8.8

Gross margin	3.3	7.4%	4.0	11.0%	(0.7)
Selling, general and administrative expense	5.8	13.0%	4.1	11.3%	1.7

Operating loss	$(2.5)	-5.6%	$(0.1)	-0.3%	$(2.4)

Net sales and operating loss highlights are as follows:

•

Net sales increased $8.1 million over the prior year second quarter primarily as a result of increased sales in the Construction Services segment. The Automotive Body Panels and Steel Packaging operating segments also realized small increases in net sales over the same quarter in the prior year.

•

Operating loss increased $2.4 million versus the comparable period of fiscal 2006 primarily due to higher expenses in the Construction Services operating segment due to an increase in domestic activity. This was partially offset by an improvement in operating income and operating margin over last year’s second quarter in both the Automotive Body Panels and Steel Packaging operating segments.

Year to Date - Fiscal 2007 Compared to Fiscal 2006

Consolidated Operations

The following table presents consolidated operating results:

	Six Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$1,508.0	100.0%	$1,393.7	100.0%	$114.3
Cost of goods sold	1,302.5	86.4%	1,214.9	87.2%	87.6

Gross margin	205.5	13.6%	178.8	12.8%	26.7
Selling, general and administrative expense	120.2	8.0%	101.6	7.3%	18.6

Operating income	85.3	5.7%	77.2	5.5%	8.1
Interest and miscellaneous expense, net	(11.4)	-0.8%	(13.1)	-0.9%	(1.7)
Equity in net income of unconsolidated affiliates	33.1	2.2%	27.4	2.0%	5.7
Income tax expense	(36.8)	-2.4%	(24.1)	-1.7%	12.7

Net earnings	$70.2	4.7%	$67.4	4.8%	$2.8

Our year-to-date net earnings for fiscal 2007 increased $2.8 million, 4% over the prior year.

•

Net sales grew $114.3 million from the prior year to $1,508.0 million. Average selling prices increased throughout our business segments, contributing $157.2 million to the improvement in net sales. Decreased volume offset net sales by $42.9 million.

•

COGS increased $87.6 million. This was primarily the result of higher material costs experienced in Steel Processing, Metal Framing, and Pressure Cylinders, which accounted for $96.8 million of the increase, partially offset by a volume decrease of $18.9 million. The remaining $9.7 million increase included higher profit sharing and bonuses of $3.3 million, wages of $5.0 million, professional fees of $5.5 million and repairs and miscellaneous items of $4.2 million, offset by utility expense reductions of $3.5 million.

•

Gross margin increased $26.7 million from the prior year and increased as a percent of sales from 12.8% to 13.6%, primarily due to an improvement in the spread between average selling prices and material costs.

•	SG&A expense increased $18.6 million. Increases in wages, professional fees, employee benefits and first fiscal quarter profit sharing and bonuses accounted for most of the change.

•	Net interest and miscellaneous expense decreased primarily due to a $1.7 million reduction in interest expense resulting from lower average debt levels compared to the same period last year.

•	Equity in net income of unconsolidated affiliates increased $5.7 million, primarily due to a strong performance at our WAVE joint venture.

•

Income tax expense increased $12.7 million as a result of higher earnings and the higher effective tax rate. The effective tax rate was 34.4% for the fiscal year-to-date period and 26.3% for the same period of the prior year. The yearly tax rate increased due to unfavorable adjustments to estimated tax liabilities of $1.2 million in the current period while taxes for year-to-date fiscal 2006 were reduced by a $5.3 million adjustment due to a favorable Ohio tax law change and $2.9 million for favorable adjustments to estimated tax liabilities.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$775.9	100.0%	$716.1	100.0%	$59.8
Cost of goods sold	689.8	88.9%	645.4	90.1%	44.4

Gross margin	86.1	11.1%	70.7	9.9%	15.4
Selling, general and administrative expense	47.5	6.1%	37.7	5.3%	9.8

Operating income	$38.6	5.0%	$33.0	4.6%	$5.6

Material cost	$585.8	75.5%	$545.0	76.1%	$40.8
Tons shipped (in thousands)	1,687.6		1,755.4		(67.8)

______________________________

[1]

During the first quarter of fiscal 2007 we reclassified: (i) zinc from manufacturing expense to material cost, and (ii) outside processing costs from material cost to manufacturing expense. Material cost for the prior year has been adjusted to be comparable to the current year presentation.

Net sales and operating income highlights are as follows:

•

Net sales grew $59.8 million from the prior year to $775.9 million. Average selling prices increased, driven by a much higher market price for steel compared to the prior year, and contributed $77.0 million to net sales while the PSM acquisition added $16.1 million. Excluding PSM, lower volumes primarily to the automotive and construction markets partially offset these increases by $33.3 million.

•

Operating income increased $5.6 million over the prior year primarily due to a wider spread between our selling prices and material costs. The PSM acquisition added $1.2 million to operating income. SG&A expense increased due to wages, the acquisition of PSM, as well as higher profit sharing and bonus expense in the first quarter,

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$401.9	100.0%	$397.5	100.0%	$4.4
Cost of goods sold	350.3	87.2%	336.9	84.8%	13.4

Gross margin	51.6	12.8%	60.6	15.2%	(9.0)
Selling, general and administrative expense	38.7	9.6%	36.3	9.1%	2.4

Operating income	$12.9	3.2%	$24.3	6.1%	$(11.4)

Material cost	$268.7	66.9%	$256.8	64.6%	$11.9
Tons shipped (in thousands)	322.9		355.4		(32.5)

Net sales and operating income highlights are as follows:

•

Net sales grew $4.4 million from the prior year to $401.9 million. Average selling prices increased and contributed $41.4 million to the improvement in net sales, but this increase was partially offset by decreased volume of $37.0 million. Volume was impacted by a number of factors including: the deferral of commercial job starts due to high material costs; the residential market slowdown; the substitution of other framing materials or systems for steel in certain market segments and applications due to the relatively high cost of steel; and increased competition from small, local manufacturers.

•

Operating income fell $11.4 million from the prior year. Although the spread between selling prices and material costs increased $8.5 million, it was offset by a $12.3 million impact of lower volume. SG&A expense increased primarily due to higher wages and higher profit sharing and bonus expense, primarily in the first quarter.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$241.8	100.0%	$213.5	100.0%	$28.3
Cost of goods sold	182.3	75.4%	173.1	81.1%	9.2

Gross margin	59.5	24.6%	40.4	18.9%	19.1
Selling, general and administrative expense	22.7	9.4%	21.2	9.9%	1.5

Operating income	$36.8	15.2%	$19.2	9.0%	$17.6

Material cost	$110.5	45.7%	$105.3	49.3%	$5.2
Units shipped (in thousands)	21,321		25,550		(4,229)

Net sales and operating income highlights are as follows:

•

Net sales grew $28.3 million from the prior year to $241.8 million. Changes in the overall product mix and price increases in certain product lines to cover increased material costs were the primary reason for the higher net sales. Units shipped were down 17%, primarily due to a decline in small portable cylinder product lines. Demand for these products in the prior year was driven, in part, by the severe hurricanes that impacted the United States. In addition, an inventory reduction program at a large customer has impacted the hand-held torch volume. However, revenues in the North American LPG and steel high-pressure product lines more than offset these volume declines, resulting in an increase in net sales in North America of $8.2 million. European revenues increased $20.1 million as a result of the continued strong market conditions for our steel high-pressure cylinders and the growth of air tank units for truck braking applications.

•

Operating income increased $17.6 million over the prior year, fueled by the sales improvements discussed above, combined with production cost improvements resulting from a plant consolidation for the small portable cylinder product lines, lower insurance and workers compensation costs in North American operations, and improved plant efficiencies. SG&A expenses increased $1.5 million primarily due to increased costs from our expanding European operations.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$88.4	100.0%	$66.5	100.0%	$21.9
Cost of goods sold	80.2	90.7%	59.5	89.5%	20.7

Gross margin	8.2	9.3%	7.0	10.5%	1.2
Selling, general and administrative expense	11.2	12.7%	6.3	9.5%	4.9

Operating income (loss)	$(3.0)	-3.4%	$0.7	1.1%	$(3.7)

Net sales and operating income (loss) highlights are as follows:

•

Net sales increased $21.9 million over the prior year primarily as a result of increased sales in the Construction Services segment. The Automotive Body Panels and Steel Packaging operating segments also realized small increases in net sales over the same period in the prior year.

•

Operating income decreased $3.7 million versus the comparable period of fiscal 2006, resulting in an operating loss for the current period. Higher expenses in the Construction Services operating segment resulted from $1.5 million of expenses related to a development project in China combined with the higher expenses from increased domestic activity. The Automotive Body Panels and Steel Packaging operating segments improved operating income and operating margin over last year.

Liquidity and Capital Resources

Cash and cash equivalents for year-to-date fiscal 2007 declined $86.2 million versus the end of the same period last year. The following table is a recap of the consolidated cash flows.

	Six Months Ended November 30,
Cash Flow Summary (in millions)	2006	2005
Cash provided (used) by operating activities	$(92.8)	$205.9
Cash used by investing activities	(46.1)	(124.3)
Cash provided (used) by financing activities	105.2	(30.1)

Increase (decrease) in cash and cash equivalents	(33.7)	51.5
Cash and cash equivalents at beginning of period	56.2	57.2

Cash and cash equivalents at end of period	$22.5	$108.7

During the first six months of fiscal 2007, operating activities used $92.8 million in cash. This was primarily the result of an increase of $63.9 million in inventory and a $144.4 million decrease in accounts payable, partially offset by $70.2 million in net earnings. The difference between the net cash used by operating activities in fiscal 2007 compared to net cash provided by operating activities in fiscal 2006 was primarily the result of changes in inventory and accounts payable compared to changes reported in the same quarter last year. The inventory increase reflects the higher price of steel over the prior year and in quantities on hand as sales volumes fell. Accounts payable decreased due to lower steel purchases and the timing of disbursements. Consolidated net working capital was $467.1 million at November 30, 2006, compared to $505.5 million at May 31, 2006.

We used $46.1 million for investing activities, which included spending $31.7 million for the acquisition of PSM and $33.5 million for capital projects, partially offset by an airplane sale/leaseback for $16.5 million and sales of short-term investments of $2.2 million. We anticipate that our fiscal 2007 capital spending, excluding acquisitions, will slightly exceed annual depreciation. Major capital projects include our Enterprise Resource Planning (“ERP”) project, a furnace upgrade at our Spartan joint venture galvanizing facility, and the conversion of most of the our dry wall metal framing lines to UltraSTEELTM.

Financing activities provided $105.2 million in cash primarily from $195.8 million in short-term borrowings under our committed and uncommitted lines of credit to support our operations, acquisitions, capital projects and quarterly dividend. We used $62.5 million to repurchase 3.6 million shares of our common stock in this fiscal quarter.

We have a total of $575.0 million available to meet short-term liquidity needs from our long-term revolving credit facility ($435.0 million), trade account receivables securitization facility ($100.0 million) and other uncommitted discretionary credit lines ($40.0 million). At November 30, 2006, we had used $203.5 million of this availability. We have also provided $15.8 million in guarantees and letters of credit for third parties as of November 30, 2006.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at November 30, 2006.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of June 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the use of the accrue-in-advance method of accounting for major maintenance costs. It is effective for our fiscal 2008 and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), that improves financial reporting regarding defined benefit pension and postretirement plans. It is effective for fiscal 2007 and is not expected to materially impact our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. It is effective for the fiscal year ending May 31, 2007, and is not expected to materially impact our financial position or results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that require our significant judgment and include significant uncertainties that could potentially lead to materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal 2006.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for fiscal 2006.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)] that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, if appropriate, to allow timely decisions regarding required disclosure.

Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2006). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Worthington Industries, Inc. and its consolidated subsidiaries is made known to them, particularly during the period for which periodic reports of Worthington Industries, Inc., including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes, except for the continued implementation of the new ERP system mentioned below, which occurred during the quarterly period covered by this Quarterly Report on Form 10-Q, in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new ERP system throughout much of Worthington Industries, Inc. and its consolidated subsidiaries. Implementing a new system results in changes to business processes and related controls. During fiscal 2007, we began the second phase of the implementation, which includes changes in the manufacturing and order management systems within the Steel Processing segment. The implementation will continue by manufacturing location throughout the remainder of the current and the next fiscal year. We believe that we are adequately controlling the transition to the new processes and controls and that there will be no negative impact to our internal control environment. In fact, one of the expected benefits of the fully implemented ERP system is an enhancement of our current internal control environment.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operation or cash flows.

Item 1A. – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “PART I — Item 1A. — Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2006 (the “2006 Form 10-K”), as filed with the United States Securities and Exchange Commission on August 11, 2006 and available at www.sec.gov. The risk factors facing Worthington Industries, Inc. and our subsidiaries (collectively, “we,” “our,” or “Worthington”) have not changed significantly from those disclosed in the 2006 Form 10-K. These risk factors could materially affect our business, financial condition or future results. The risk factors described in the 2006 Form 10-K are not the only risks facing Worthington. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2006:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2006	20,000	$17.12	20,000	9,980,000
October 1-31, 2006	2,493,200	17.26	2,493,200	7,486,800
November 1-30, 2006	1,104,200	17.33	1,104,200	6,382,600

Total	3,617,400	17.28	3,617,400	6,382,600

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

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

4.1

Tri-Party Agreement, dated as of October 30, 2006, by and among Worthington Industries, Inc.; The Bank of New York Trust Company, N.A., as Prior Trustee; and U.S. Bank National Association, as Successor Trustee, relating to the Indenture, dated as of May 15, 1996, as amended by the Second Supplemental Indenture, dated as of December 12, 1997, the Third Supplemental Indenture, dated as of October 13, 1998, and the Fourth Supplemental Indenture, dated as of May 10, 2002 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on November 2, 2006 (File No. 001-08399))

4.2

First Amendment to Note Purchase Agreement, dated as of December 19, 2006, between Worthington Industries, Inc. and Allstate Life Insurance Company, Connecticut General Life Insurance Company, United of Omaha Life Insurance Company and Principal Life Insurance Company – the Noteholders named in Schedule I attached thereto, relating to the Note Purchase Agreement dated as of December 17, 2004 and the $100,000,000 Floating Rate Senior Notes due December 17, 2004 of Worthington Industries, Inc. originally issued and sold thereunder (filed herewith)

10.1

Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10 to the Registration Statement on Form S-8 of Worthington Industries, Inc. filed on September 27, 2006 (Registration No. 333-137614))

10.2

Form of Nonqualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of nonqualified stock options to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of nonqualified stock options to non-employee directors of Worthington Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 2, 2006 (File No. 001-08399))

10.3

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 2, 2006 (File No. 001-08399))

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

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2007	By:	/s/ John S. Christie

John S. Christie,
President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

4.1

Tri-Party Agreement, dated as of October 30, 2006, by and among Worthington Industries, Inc.; The Bank of New York Trust Company, N.A., as Prior Trustee; and U.S. Bank National Association, as Successor Trustee, relating to the Indenture, dated as of May 15, 1996, as amended by the Second Supplemental Indenture, dated as of December 12, 1997, the Third Supplemental Indenture, dated as of October 13, 1998, and the Fourth Supplemental Indenture, dated as of May 10, 2002

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on November 2, 2006 (File No. 001-08399)

4.2

First Amendment to Note Purchase Agreement, dated as of December 19, 2006, between Worthington Industries, Inc. and Allstate Life Insurance Company, Connecticut General Life Insurance Company, United of Omaha Life Insurance Company and Principal Life Insurance Company – the Noteholders named in Schedule I attached thereto, relating to the Note Purchase Agreement dated as of December 17, 2004 and the $100,000,000 Floating Rate Senior Notes due December 17, 2004 of Worthington Industries, Inc. originally issued and sold thereunder

Filed herewith

10.1	Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors	Incorporated herein by reference to Exhibit 10 to the Registration Statement on Form S-8 of Worthington Industries, Inc. filed on September 27, 2006 (Registration No. 333-137614)

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

Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 2, 2006 (File No. 001-08399)

10.3

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.

Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 2, 2006 (File No. 001-08399)

Exhibit	Description	Location

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith