Form 10-Q
period 2007-02-28
WORTHINGTON INDUSTRIES INC
filed 2007-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

As of March 30, 2007, 84,459,454 of the registrant’s common shares, without par value, were outstanding.

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
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

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

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	February 28, 2007	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$38,968	$56,216
Short-term investments	-	2,173
Receivables, less allowances of $4,809 and $4,964 at February 28, 2007 and May 31, 2006	371,360	404,553
Inventories:
Raw materials	285,299	266,818
Work in process	95,012	104,244
Finished products	102,916	88,295

Total inventories	483,227	459,357
Assets held for sale	5,193	23,535
Deferred income taxes	16,550	15,854
Prepaid expenses and other current assets	39,680	34,553

Total current assets	954,978	996,241

Investments in unconsolidated affiliates	85,356	123,748
Goodwill	178,556	177,771
Other assets	44,307	55,733
Property, plant and equipment, net	565,265	546,904

Total assets	$1,828,462	$1,900,397

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$256,880	$362,883
Notes payable	119,564	7,684
Accrued compensation, contributions to employee benefit plans and related taxes	38,635	49,784
Dividends payable	14,357	15,078
Other accrued items	29,853	36,483
Income taxes payable	8,553	18,874

Total current liabilities	467,842	490,786

Other liabilities	57,214	55,249
Long-term debt	245,000	245,000
Deferred income taxes	111,100	114,610

Total liabilities	881,156	905,645

Minority interest	48,707	49,446
Shareholders’ equity	898,599	945,306

Total liabilities and shareholders’ equity	$1,828,462	$1,900,397

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Net sales	$677,250	$681,548	$2,185,232	$2,075,211
Cost of goods sold	620,931	602,646	1,923,464	1,817,549

Gross margin	56,319	78,902	261,768	257,662
Selling, general and administrative expense	54,159	53,345	174,316	154,899

Operating income	2,160	25,557	87,452	102,763
Other income (expense):
Miscellaneous expense	(847)	(255)	(1,916)	(60)
Interest expense	(6,636)	(6,875)	(17,003)	(20,157)
Equity in net income of unconsolidated affiliates	13,463	8,178	46,544	35,565

Earnings before income taxes	8,140	26,605	115,077	118,111
Income tax expense	2,630	7,448	39,395	31,519

Net earnings	$5,510	$19,157	$75,682	$86,592

Average common shares outstanding - basic	84,733	88,361	86,918	88,174

Earnings per share - basic	$0.07	$0.22	$0.87	$0.98

Average common shares outstanding - diluted	85,309	89,152	87,473	88,870

Earnings per share - diluted	$0.06	$0.21	$0.87	$0.97

Common shares outstanding at end of period	84,430	88,523	84,430	88,523

Cash dividends declared per share	$0.17	$0.17	$0.51	$0.51

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Operating activities
Net earnings	$5,510	$19,157	$75,682	$86,592
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	15,251	14,024	45,872	44,133
Provision for deferred income taxes	(1,000)	(2,984)	(826)	(8,186)
Equity in net income of unconsolidated affiliates, net of distributions	40,958	2,423	40,421	(6,397)
Minority interest in net income of consolidated affiliates	980	1,645	3,561	4,179
Other adjustments	2,473	256	1,896	2,593
Changes in assets and liabilities:
Accounts receivable	3,923	(13,427)	36,716	46,487
Inventories	48,164	(56,289)	(15,774)	(20,070)
Prepaid expenses and other current assets	(724)	(2,033)	(3,970)	(9,227)
Other assets	(668)	238	3,320	(392)
Accounts payable and accrued expenses	26,953	(10,684)	(139,622)	22,011
Other liabilities	(642)	3,715	1,123	193

Net cash provided (used) by operating activities	141,178	(43,959)	48,399	161,916

Investing activities
Investment in property, plant and equipment, net	(10,627)	(18,088)	(44,134)	(43,101)
Investment in aircraft	-	(16,250)	-	(16,250)
Acquisitions, net of cash acquired	-	(6)	(31,727)	(6,776)
Investment in unconsolidated affiliate	-	-	(1,000)	-
Proceeds from sale of assets	135	272	18,091	3,054
Purchases of short-term investments	-	(200,492)	-	(443,745)
Sales of short-term investments	-	253,675	2,173	401,674

Net cash provided (used) by investing activities	(10,492)	19,111	(56,597)	(105,144)

Financing activities
Proceeds from (payments on) short-term borrowings	(83,936)	-	111,880	-
Principal payments on long-term debt	(5)	(521)	(7)	(1,011)
Proceeds from issuance of common shares	693	3,029	2,558	7,132
Excess tax benefits - stock-based compensation	-	-	200	-
Payments to minority interest	(2,400)	-	(2,400)	(3,840)
Repurchase of common shares	(14,109)	-	(76,617)	-
Dividends paid	(14,488)	(15,012)	(44,664)	(44,932)

Net cash used by financing activities	(114,245)	(12,504)	(9,050)	(42,651)

Increase (decrease) in cash and cash equivalents	16,441	(37,352)	(17,248)	14,121
Cash and cash equivalents at beginning of period	22,527	108,722	56,216	57,249

Cash and cash equivalents at end of period	$38,968	$71,370	$38,968	$71,370

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three- and Nine-Month Periods Ended February 28, 2007 and 2006

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc., its subsidiaries and certain of its joint ventures (collectively, “we”, “our”, or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended February 28, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (“fiscal 2006”) of Worthington Industries, Inc. (the “fiscal 2006 Form 10-K”)

Recently Issued Accounting Standards: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of June 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs. It is effective for our fiscal year ending May 31, 2008 (“fiscal 2008”) and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), that improves financial reporting regarding defined benefit pension and postretirement plans. It is effective as of May 31, 2007 and is not expected to materially impact our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. It is effective as of May 31, 2007 and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, that improves financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. It is effective as of the beginning of our fiscal year ending May 31, 2009 and is not expected to materially impact our financial position or results of operations.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2007	2006	2007	2006
Net sales
Steel Processing	$324,312	$351,933	$1,100,179	$1,068,018
Metal Framing	173,918	179,659	575,773	577,178
Pressure Cylinders	133,714	110,629	375,525	324,145
Other	45,306	39,327	133,755	105,870

Consolidated	$677,250	$681,548	$2,185,232	$2,075,211

Operating income (loss)
Steel Processing	$2,079	$10,621	$40,650	$43,647
Metal Framing	(21,538)	5,768	(8,619)	30,020
Pressure Cylinders	21,760	9,881	58,596	29,049
Other	(141)	(713)	(3,175)	47

Consolidated	$2,160	$25,557	$87,452	$102,763

	February 28, 2007	May 31, 2006
Total assets
Steel Processing	$826,183	$812,024
Metal Framing	465,924	498,409
Pressure Cylinders	330,398	277,300
Other	205,957	312,664

Consolidated	$1,828,462	$1,900,397

NOTE C – Comprehensive Income

The components of total comprehensive income, net of tax, were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2007	2006	2007	2006
Net earnings	$5,510	$19,157	$75,682	$86,592
Foreign currency translation	(278)	554	1,563	(1,278)
Cash flow hedges	(3,539)	916	(8,605)	7,871
Other	-	(11)	76	851

Total comprehensive income	$1,693	$20,616	$68,716	$94,036

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

The following assumptions were used to value the stock options granted on June 1, 2006:

Grant date price per share of stock option awards	$18.17
Dividend yield	3.6%
Expected term (years)	6.5
Expected volatility	38.1%
Risk-free interest rate	5.0%
Grant date fair value per share of unvested stock option awards	$5.82

Shareholders approved the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors on September 27, 2006, under which each non-employee director was awarded a stock option to purchase 5,000 common shares and a restricted stock award covering 1,300 common shares. The stock options were valued with the same assumptions as our June 1, 2006 awards discussed above. The restricted stock was valued at $17.23, the price at market close on September 27, 2006. The non-employee director stock options and restricted stock fully vest one year from grant date.

The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock option. The expected term was developed using the simplified approach allowed by the SEC’s Staff Accounting Bulletin No. 107.

The calculated three- and nine-month pre-tax compensation expense was recorded in selling, general and administrative expense and totaled $903,000 and $2,553,000. The after tax three- and nine-month impact was $612,000 and $1,712,000.

In fiscal 2006, as allowed by SFAS 123, stock options were accounted for using the intrinsic-value method (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the stock option). Under that method, no compensation expense was recognized on the grant date, since on that date the stock option exercise price equaled the market price of the underlying common shares. However, we complied with the disclosure-only provisions of SFAS 123. The following table summarizes this information as disclosed in the prior year on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123:

(in thousands, except per share data)	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Net earnings, as reported	$19,157	$86,592
Deduct: stock-based compensation expense, net of tax	604	1,770

Pro forma net earnings	$18,553	$84,822

Earnings per share:
Basic, as reported	$0.22	$0.98
Basic, pro forma	0.21	0.96
Diluted, as reported	0.21	0.97
Diluted, pro forma	0.21	0.96

The following table summarizes information for stock options outstanding and exercisable at February 28, 2007:

		Weighted Average
	Number of Stock Options (in thousands)	Exercise Price Per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at May 31, 2006	5,588	$16.09
Granted	799	18.15
Exercised	(193)	13.75
Expired	(168)	20.09
Forfeited	(259)	17.84

Outstanding at February 28, 2007	5,767	$16.25	6.15	$21,178

Exercisable at February 28, 2007	3,166	$14.88	4.77	$15,998

During the nine months ended February 28, 2007, the total intrinsic value of stock options exercised was $1,250,000. The total amount of cash received from employees exercising stock options was $2,558,000 during the nine months ended February 28, 2007, and the related net tax benefit realized from the exercise of these stock options was $426,000 during the same period. In addition, in the first quarter of fiscal 2007, an excess tax benefit of $200,000, included in additional paid-in-capital, was reclassified in the consolidated statement of cash flows to financing activities from operating activities.

The following table summarizes information about non-vested stock option awards outstanding as of February 28, 2007:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2006	2,886	$3.61
Granted	799	5.31
Vested	(825)	3.36
Forfeited	(259)	4.34

Non-vested at February 28, 2007	2,601	$4.10

At February 28, 2007, total unrecognized compensation cost related to non-vested non-qualified stock option awards was $8,262,000, which will be expensed over the next five fiscal years.

In addition to the stock options previously discussed, we have awarded performance shares that are contingent (i.e., vest) upon achieving corporate economic value added, earnings per share and operating income targets for the three-year period ending May 31, 2009. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the three-year performance period ending May 31, 2009. The grant date of these awards was June 1, 2006, at which time the price per common share was $18.17. We recorded a pre-tax three- and nine-month compensation expense of $164,000 and $526,000, in selling, general and administrative expense for these awards. The unrecognized balance of $1,579,000 as of February 28, 2007 will be expensed over the remainder of the three-year period ending May 31, 2009.

Descriptions of our stock-based compensation plans are included in the fiscal 2006 Form 10-K.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

(in thousands)	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Defined benefit plans:
Service cost	$257	$243	$767	$729
Interest cost	273	246	815	738
Expected return on plan assets	(266)	(199)	(798)	(597)
Net amortization and deferral	51	81	153	243

Net pension cost of defined benefit plans	$315	$371	$937	$1,113

The Company funded its pension obligations with a $1,677,000 payment in fiscal 2007.

NOTE F – Income Taxes

Income tax expense for the first nine months of fiscal 2007 and fiscal 2006 reflects an estimated annual effective income tax rate of 33.9% and 29.7%. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the fiscal year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2007 could be materially different from the forecasted rate as of the end of the first nine months.

Income tax expense for the first nine months of fiscal 2007 was calculated using an estimated annual effective income tax rate for fiscal 2007, but was increased $1,488,000 for adjustments to estimated tax liabilities.

Income tax expense for the first nine months of fiscal 2006 was calculated using an estimated annual effective income tax rate for fiscal 2006, but was reduced by (i) $1,528,000 primarily due to favorable tax audit settlements and related developments, (ii) $4,483,000 to reduce deferred tax liabilities as a result of the Ohio corporate tax legislation, (iii) $683,000 to reduce accrued income taxes for the first 20% phase-out of the Ohio corporate income tax, and (iv) $4,721,000 for the over-accrual of deferred tax liabilities related to the foreign earnings of the WAVE joint venture.

NOTE G – Investments in Unconsolidated Affiliates

On July 20, 2006, Dietrich announced that it had formed a joint venture with NOVA Chemicals Corporation (Accelerated Building Technologies, LLC, formerly Dietrich/NOVA, LLC) to develop and manufacture durable, energy-saving composite construction products and systems. The joint venture’s focus is on developing and manufacturing cost-effective insulated metal framing panels intended to overcome significant obstacles to using steel framing products for exterior walls in areas where interior/exterior temperature variations may cause condensation.

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At February 28, 2007, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Worthington Specialty Processing, Inc. (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (“VWS”) (49%) and Accelerated Building Technologies, LLC (50%).

We received distributions from unconsolidated affiliated companies totaling $86,965,000 during the nine months ended February 28, 2007. Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)	February 28, 2007	May 31, 2006
Cash	$81,910	$93,877
Other current assets	138,639	163,718
Noncurrent assets	103,510	109,841
Current maturities of long-term debt	$3,158	$3,158
Other current liabilities	72,417	81,176
Long-term debt	76,879	37,813
Other noncurrent liabilities	7,291	6,049

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Net sales	$151,913	$192,706	$489,461	$605,487
Gross margin	42,331	42,429	135,108	129,769
Depreciation and amortization	3,411	4,381	10,809	14,231
Interest expense	749	594	2,201	2,587
Income tax expense	1,109	14,146	4,841	16,437
Net earnings	27,761	14,460	93,052	67,540

The comparisons presented above are impacted by the sale of our 50% equity interest in the Acerex joint venture in April 2006 and the buyout of the remaining 50% interest in Dietrich Residential Construction in October 2005. Combined net sales for these two joint ventures for the three- and nine-month periods ended February 28, 2006 were $38,716,000 and $122,383,000. Combined net losses for these two joint ventures for the three- and nine-month periods ended February 28, 2006 were $12,746,000 and $13,574,000.

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

Overview

The following discussion and analysis of our outlook, business strategies, and the results of operations and financial condition of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (“fiscal 2006”), includes additional information about our company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of February 28, 2007, excluding our joint ventures, we operated 48 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. We also held equity positions in 7 joint ventures, which operated 15 manufacturing facilities worldwide as of February 28, 2007.

From the beginning of the second quarter of fiscal 2006 to the beginning of the second quarter of fiscal 2007, the market price of steel increased almost 50% as demand outpaced supply. However, since then the market price of steel has declined each month through the third quarter of fiscal 2007 due to lower overall demand, an increase in the availability of lower priced foreign-produced steel, and high inventories in the supply chain. The decline in the market price of steel combined with competitive pressures forced us to reduce our selling prices in certain markets and product lines. These lower-priced orders have been filled with higher-priced inventories, which resulted in lower margins.

Our Steel Processing segment, which accounted for approximately 48% of consolidated net sales in the third quarter of fiscal 2007, is significantly impacted by the number of vehicles produced in North America, especially by the Big Three (collectively, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp.). Approximately 56% of net sales for this fiscal quarter from this segment were automotive-related. Total North American vehicle production was much lower compared to the same period last year, particularly from the Big Three automotive manufacturers. In August and September of 2006, the Big Three announced production cuts that extended into calendar 2007 and although no new production cuts have been announced, vehicle production activity continues to be much lower. This reduced vehicle production has resulted in decreased orders not only from the Big Three, but also from their suppliers, many of whom are our customers. In addition, the financial condition of some of these companies has deteriorated and their debt is rated below investment grade. We continue to monitor their status. Some have filed voluntary petitions for bankruptcy protection, but we have been able to limit our exposure to these events.

The reduction in demand extends beyond the automotive market as we are also experiencing reduced shipments to other markets including construction and appliance.

Our Metal Framing segment accounted for approximately 26% of consolidated net sales in the third quarter of fiscal 2007. Metal Framing’s results continued to decline through the third quarter of fiscal 2007 primarily due to: higher galvanized steel material expense driven by record zinc prices; the usage of an unfavorable mix of prime and secondary steel inventory; the deferral of commercial job starts due to high material costs; reduced residential and commercial activity, especially in the Florida market; the substitution of other framing materials or systems for steel in certain market segments and applications due to the relatively high cost of steel; increased competition from small, local manufacturers; and the challenges that can be expected in the introduction of any major new product like UltraSTEEL®. However, we believe the UltraSTEEL® rollout is going relatively well and is only a minor factor in the reduced volumes. The product has been widely accepted and praised as a superior product by contractors in every market in which it has been introduced. We have obtained three key code approvals and

Clark/Western, our largest competitor and a sub-licensee of the product, is also continuing to convert its roll forming operations to the UltraSTEEL® process.

Our Pressure Cylinder segment accounted for 20% of consolidated net sales in the third quarter of fiscal 2007, and continues to perform well in both North America and Europe as most product lines have shown increases in price and volume.

We believe our fourth quarter of fiscal 2007 will show improvement across all of our business segments and joint ventures as they typically benefit from the seasonally stronger fourth quarter compared to a normally weaker third quarter. Increasing demand and the indication of higher raw material pricing from the mills should help stabilize or even support an increase in selling prices. Positive trends in the Pressure Cylinder segment and our WAVE joint venture are expected to continue. Metal Framing is expected to return to profitability as higher-priced inventories have been depleted and demand and selling prices are improving.

Business Strategy

Our number one goal is to increase shareholder value. Although market conditions have been soft, we remain optimistic about the future. We believe our business strategy centered on our core competency of adding value to flat-rolled steel provides an excellent platform to deliver increased shareholder value. Each of our reportable business segments—Steel Processing, Metal Framing, Pressure Cylinders—and key joint ventures hold leadership positions in their respective markets, which we expect to leverage and grow. We have the capacity in each of our business segments to handle additional sales growth without significantly increasing capital investment.

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

We plan to continue to add products and operations that will complement our existing businesses and strengths. Our balance sheet provides the financial flexibility to acquire or invest in companies that further extend our product lines or allows us to penetrate new markets. Because of our success with joint ventures and alliances, we continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. Some of these joint ventures and alliances began as entry points into markets not previously served and have ultimately resulted in buyouts of our partners.

During the first nine months of fiscal 2007, we took the following actions:

•	On March 6, 2007, our TWB Company laser-welded blanking joint venture announced a new 50,000 square foot manufacturing facility in Prattville, Alabama that should begin production in May 2007.

•	On February 28, 2007, we announced that Dietrich Metal Framing obtained three key code endorsements for its UltraSTEEL® framing product making it a compliant building product for construction use.

•

On August 16, 2006, we purchased 100% of the capital stock of Precision Specialty Metals, Inc. (“PSM”) for approximately $31.7 million, net of cash acquired. PSM is a processor of stainless steel located in Los Angeles, California. It also provides a location on the west coast from which to offer our other product lines and services.

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

•	We are increasing capacity at our Pressure Cylinder plant in Austria to meet high European demand.

Results of Operations

Third Quarter - Fiscal 2007 Compared to Fiscal 2006

Our results of operations are mainly driven by two factors, demand and the spread between the average selling price of our products and the cost of our raw materials, mainly steel. The spread can be significantly affected by our first-in, first-out (“FIFO”) inventory costing method. In a rising steel-price environment, our reported income is often favorably impacted as lower-priced inventory acquired during the previous months flows through cost of goods sold while our selling prices increase to meet the rising replacement cost of steel. In a decreasing steel-price environment, the inverse often occurs as higher-priced inventory on hand flows through cost of goods sold as our selling prices decrease. This results in what we refer to as inventory holding gains or losses. We strive to limit this impact by controlling inventory levels.

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

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$677.2	100.0%	$681.5	100.0%	$(4.3)
Cost of goods sold	620.9	91.7%	602.6	88.4%	18.3

Gross margin	56.3	8.3%	78.9	11.6%	(22.6)
Selling, general and administrative expense	54.1	8.0%	53.3	7.8%	0.8

Operating income	2.2	0.3%	25.6	3.8%	(23.4)
Interest and miscellaneous expense, net	(7.5)	-1.1%	(7.2)	-1.1%	0.3
Equity in net income of unconsolidated affiliates	13.4	2.0%	8.2	1.2%	5.2
Income tax expense	(2.6)	-0.4%	(7.4)	-1.1%	(4.8)

Net earnings	$5.5	0.8%	$19.2	2.8%	$(13.7)

Our net earnings for the third quarter of fiscal 2007 decreased $13.7 million, or 71%, from the prior year third quarter.

•

Net sales decreased by $4.3 million compared to the prior year third quarter to $677.2 million. Average selling prices throughout our business segments improved over the prior year, contributing $54.8 million to net sales. However, lower volumes related to soft market conditions in our Steel Processing and Metal Framing business segments negatively impacted net sales by $59.1 million.

•

Gross margin decreased $22.6 million from the prior year and decreased as a percent of net sales from 11.6% to 8.3% primarily due to lower volumes related to soft market conditions in our Steel Processing and Metal Framing business segments as well as a lower spread between average selling prices and material costs in our Metal Framing business segment.

•

Selling, general and administrative (“SG&A”) expense increased slightly over last year. The fiscal 2006 third quarter had a $4.0 million professional fee accrual, offset by a $4.7 million reduction in bad debt expense due to a favorable settlement in a large bankruptcy case.

•	Equity in net income of unconsolidated affiliates increased $5.2 million, primarily due to the negative impact in the prior year period of a $6.1 million income tax accrual correction at Acerex.

•

Income tax expense for the quarter decreased $4.8 million as a result of lower earnings. The effective tax rate was 32.3% for the fiscal 2007 third quarter and 28.0% for the same quarter of the prior year. The quarterly effective tax rate increased due to the expected income mix in the various tax jurisdictions in which we do business and because fiscal 2006’s third quarter tax expense reflected a $3.3 million favorable correction for the taxes due on the foreign earnings of our WAVE joint venture.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$324.3	100.0%	$351.9	100.0%	$(27.6)
Cost of goods sold	301.0	92.8%	324.0	92.1%	(23.0)

Gross margin	23.3	7.2%	27.9	7.9%	(4.6)
Selling, general and administrative expense	21.2	6.5%	17.3	4.9%	3.9

Operating income	$2.1	0.6%	$10.6	3.0%	$(8.5)

Material cost [1]	$251.9	77.7%	$272.2	77.4%	$(20.3)
Tons shipped (in thousands)	743.5		862.7		(119.2)

_________________________________________________

1 During the first quarter of fiscal 2007, we reclassified: (i) zinc from manufacturing expense to material cost, and (ii) outside processing costs from material cost to manufacturing expense. Material cost for the prior year has been adjusted to be comparable to the current year presentation.

Net sales and operating income highlights are as follows:

•

Net sales decreased $27.6 million from the prior year fiscal third quarter to $324.3 million. Volumes were down 14% from the prior year quarter resulting in a $64.1 million reduction to net sales, as virtually all end markets served by this segment, especially automotive and construction, were weak compared to the prior year. Volume declines were partially offset by $22.3 million in higher average selling prices and additional net sales of $14.2 million generated by our PSM acquisition.

•

Operating income decreased $8.5 million primarily due to lower volumes. In addition, the prior year quarter SG&A expense included a $4.7 million recovery of a bad debt expense due to a favorable settlement in a large bankruptcy case.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$173.9	100.0%	$179.7	100.0%	$(5.8)
Cost of goods sold	179.8	103.4%	153.5	85.4%	26.3

Gross margin	(5.9)	-3.4%	26.2	14.6%	(32.1)
Selling, general and administrative expense	15.6	9.0%	20.4	11.4%	(4.8)

Operating income (loss)	$(21.5)	-12.4%	$5.8	3.2%	$(27.3)

Material cost	$138.5	79.6%	$113.8	63.3%	$24.7
Tons shipped (in thousands)	150.3		162.7		(12.4)

Net sales and operating income (loss) highlights are as follows:

•

Net sales decreased $5.8 million from the prior year third quarter to $173.9 million primarily due to the effect of lower volume, which was down 8%, partially offset by a 5% increase in average selling prices. Lower volume was the result of weak demand due to: reduced residential and commercial construction activity, especially in the significant Florida market; product substitution as steel remained higher priced than alternative building materials, such as wood; increased competition; and delays in commercial construction projects as developers anticipated lower material prices. Average selling prices rose from the year ago period in an attempt to offset increasing galvanized material costs that were driven by record zinc prices.

•

The segment reported an operating loss of $21.5 million in the fiscal 2007 third quarter compared to operating income of $5.8 million in the prior year’s fiscal third quarter, primarily due to a $22.8 million decrease in the spread between selling prices and material costs. While selling prices increased over the prior year quarter, it was not enough to offset significantly higher material costs. Material costs climbed significantly due to higher galvanized steel costs driven by record zinc prices and the usage of an unfavorable mix of prime and secondary steel inventory. In addition, we incurred a $1.7 million asset write-down for a closed facility in LaPorte, Indiana, but reported a decrease in SG&A expenses of $4.8 million, primarily due to lower profit sharing and bonus expense.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$133.7	100.0%	$110.6	100.0%	$23.1
Cost of goods sold	99.7	74.6%	88.7	80.2%	11.0

Gross margin	34.0	25.4%	21.9	19.8%	12.1
Selling, general and administrative expense	12.2	9.1%	12.0	10.8%	0.2

Operating income	$21.8	16.3%	$9.9	9.0%	$11.9

Material cost	$60.5	45.3%	$51.9	46.9%	$8.6
Units shipped (in thousands)	9,970		10,679		(709)

Net sales and operating income highlights are as follows:

•

Net sales grew $23.1 million from the prior year third quarter to $133.7 million primarily due to higher average selling prices. Changes in the overall product mix and price increases in certain product lines to cover increased material costs were the primary reasons for the higher average selling prices. Units shipped were down 7% primarily due to a decline in the 14.1-ounce cylinder product line, which are used with hand-held torches. However, revenue increases in most other product lines more than offset these volume declines, resulting in a $5.3 million increase in net sales in North America. European revenues increased $17.8 million as a result of the continued strong market conditions for our steel high-pressure cylinders and the growth of air tank units for truck braking applications.

•

Operating income increased over the prior year fiscal third quarter as a result of the strong performances in North America and Europe. This resulted from a series of well-executed plans over several years to cut costs, exit unprofitable product lines, introduce new product lines, consolidate facilities and grow profitable lines through capacity and geographic expansion. These actions, along with a strong overall sales effort, led to a doubling in operating income over the prior year.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the operating segments. The following table presents a summary of operating results for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$45.3	100.0%	$39.3	100.0%	$6.0
Cost of goods sold	40.4	89.2%	36.4	92.6%	4.0

Gross margin	4.9	10.8%	2.9	7.4%	2.0
Selling, general and administrative expense	5.0	11.0%	3.6	9.2%	1.4

Operating loss	$(0.1)	-0.2%	$(0.7)	-1.8%	$0.6

Net sales and operating loss highlights are as follows:

•	Net sales increased $6.0 million over the prior year third quarter primarily as a result of increased sales in the Automotive Body Panels segment.

•

Operating loss decreased $0.6 million versus the comparable period of fiscal 2006 primarily due to increased earnings in the Automotive Body Panels operating segment more than offsetting the losses generated by the Construction Services and Steel Packaging operating segments.

Year to Date - Fiscal 2007 Compared to Fiscal 2006

Consolidated Operations

The following table presents consolidated operating results:

	Nine Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$2,185.2	100.0%	$2,075.2	100.0%	$110.0
Cost of goods sold	1,923.4	88.0%	1,817.5	87.6%	105.9

Gross margin	261.8	12.0%	257.7	12.4%	4.1
Selling, general and administrative expense	174.3	8.0%	154.9	7.5%	19.4

Operating income	87.5	4.0%	102.8	5.0%	(15.3)
Interest and miscellaneous expense, net	(18.9)	-0.9%	(20.3)	-1.0%	(1.4)
Equity in net income of unconsolidated affiliates	46.5	2.1%	35.6	1.7%	10.9
Income tax expense	(39.4)	-1.8%	(31.5)	-1.5%	7.9

Net earnings	$75.7	3.5%	$86.6	4.2%	$(10.9)

Our year-to-date net earnings for fiscal 2007 decreased $10.9 million or 13% below the prior year.

•

Net sales increased by $110.0 million from the prior year to $2,185.2 million. Average selling prices increased throughout our business segments compared to the prior year and contributed $211.4 million to net sales partially offset by decreased volume, which negatively impacted net sales by $101.4 million.

•

Gross margin increased $4.1 million from the prior year as an increase in the spread between average selling prices and material costs was partially offset by lower volumes and higher direct labor and manufacturing expenses.

•

SG&A expense increased $19.4 million. Increases in wages, employee benefits and higher profit sharing and bonus expense combined with the reduction in the prior year bad debt expense due to a favorable settlement in a large bankruptcy case accounted for most of the change. These factors were offset in part by reductions in professional fees.

•	Net interest and miscellaneous expense decreased primarily due to a reduction in interest expense resulting from lower average debt levels compared to the same period last year.

•

Equity in net income of unconsolidated affiliates increased $10.9 million, primarily due to a stronger performance our WAVE in the current year and the negative impact in the prior year of a $6.1 million income tax accrual correction at Acerex.

•

Income tax expense increased $7.9 million as a result of a higher effective tax rate. The effective tax rate was 34.2% for the fiscal year-to-date period and 26.7% for the same period of the prior year. The fiscal 2007 year-to-date tax rate increased due to unfavorable adjustments to estimated tax liabilities of $1.5 million while taxes for year-to-date fiscal 2006 were reduced by a $5.2 million adjustment due to a favorable Ohio tax law change and $6.2 million for favorable adjustments to estimated tax liabilities.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$1,100.2	100.0%	$1,068.0	100.0%	$32.2
Cost of goods sold	990.8	90.1%	969.4	90.8%	21.4

Gross margin	109.4	9.9%	98.6	9.2%	10.8
Selling, general and administrative expense	68.7	6.2%	55.0	5.1%	13.7

Operating income	$40.7	3.7%	$43.6	4.1%	$(2.9)

Material cost [1]	$837.7	76.1%	$817.2	76.5%	$20.5
Tons shipped (in thousands)	2,431.1		2,618.0		(186.9)

_________________________________________________

1 During the first quarter of fiscal 2007, we reclassified: (i) zinc from manufacturing expense to material cost, and (ii) outside processing costs from material cost to manufacturing expense. Material cost for the prior year has been adjusted to be comparable to the current year presentation.

Net sales and operating income highlights are as follows:

•

Net sales increased by $32.2 million from the prior year to $1,100.2 million. Increased average selling prices contributed $98.7 million to net sales and our PSM acquisition added $30.2 million to the increase. However, lower volumes, primarily to the automotive and construction markets, partially offset average selling price increases by $96.7 million.

•

Operating income decreased $2.9 million over the prior year as a wider spread between our selling prices and material cost was more than offset by lower volumes and an increase in SG&A expense. SG&A expense increased due to the recovery of a large bad debt expense in the prior year, the acquisition of PSM, higher wages and benefits, and increased profit sharing and bonus expense in the first quarter.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$575.8	100.0%	$577.2	100.0%	$(1.4)
Cost of goods sold	530.1	92.1%	490.4	85.0%	39.7

Gross margin	45.7	7.9%	86.8	15.0%	(41.1)
Selling, general and administrative expense	54.3	9.4%	56.8	9.8%	(2.5)

Operating income (loss)	$(8.6)	-1.5%	$30.0	5.2%	$(38.6)

Material cost	$407.2	70.7%	$370.6	64.2%	$36.6
Tons shipped (in thousands)	473.2		518.0		(44.8)

Net sales and operating income (loss) highlights are as follows:

•

Net sales fell $1.4 million from the prior year to $575.8 million. Decreased volume of $52.4 million offset an increase in average selling prices of $51.0 million. Volume was impacted by a number of factors including: the deferral of commercial job starts due to high material costs; the residential market slowdown; the substitution of other framing materials or systems for steel in certain market segments and applications due to the relatively high cost of steel; and increased competition from small, local manufacturers.

•

The segment reported an operating loss of $8.6 million in the first nine months of the current fiscal year compared to operating income of $30.0 million in the prior year. Contributing to the loss was a decreased spread between selling prices and material costs of $14.5 million, a lower volume impact of $18.2 million and increased direct labor and manufacturing costs of $8.3 million partially offset by a $2.5 million decrease in SG&A expense.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$375.5	100.0%	$324.1	100.0%	$51.4
Cost of goods sold	282.0	75.1%	261.9	80.8%	20.1

Gross margin	93.5	24.9%	62.2	19.2%	31.3
Selling, general and administrative expense	34.9	9.3%	33.2	10.2%	1.7

Operating income	$58.6	15.6%	$29.0	8.9%	$29.6

Material cost	$171.0	45.5%	$157.2	48.5%	$13.8
Units shipped (in thousands)	31,291		36,229		(4,938)

Net sales and operating income highlights are as follows:

•

Net sales grew $51.4 million from the prior year to $375.5 million. Changes in the overall product mix and price increases in certain product lines to cover increased material costs were the primary reasons for the higher net sales. Units shipped were down 14%, primarily due to a decline in small portable cylinder product lines. Year-to-date volumes for these product lines declined due to a milder hurricane season in this fiscal year, as well as a major inventory reduction program at a large customer. However, revenues in most other product lines more than offset these volume declines, resulting in an increase in net sales in North America of $13.6 million. European revenues increased $37.7 million as a result of the continued strong market conditions for our steel high-pressure cylinders and the growth of air tank units for truck braking applications.

•

Operating income increased $29.6 million over the prior year, fueled by the sales improvements discussed above, combined with production cost improvements resulting from a plant consolidation for the small portable cylinder product lines, lower insurance and worker’s compensation costs in North American operations, and improved plant efficiencies. SG&A expenses increased $1.7 million primarily due to increased costs from our expanding European operations.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$133.8	100.0%	$105.9	100.0%	$27.9
Cost of goods sold	120.6	90.1%	95.9	90.6%	24.7

Gross margin	13.2	9.9%	10.0	9.4%	3.2
Selling, general and administrative expense	16.4	12.3%	10.0	9.4%	6.4

Operating income (loss)	$(3.2)	-2.4%	$0.0	0.0%	$(3.2)

Net sales and operating income (loss) highlights are as follows:

•

Net sales increased $27.9 million over the prior year primarily as a result of increased sales in the Construction Services and Automotive Body Panels operating segments. The Steel Packaging operating segment also realized a small increase in net sales over the same period in the prior year.

•

This category reported an operating loss of $3.2 million compared to breakeven in the prior period of fiscal 2006. The Construction Services operating segment expenses were higher due to the $1.6 million cost of a development project in China combined with the higher expenses from increased domestic activity. The Automotive Body Panels operating segment improved operating income over last year.

Liquidity and Capital Resources

Cash and cash equivalents for year-to-date fiscal 2007 declined $32.4 million compared to the end of the same period last year. The following table is a recap of the consolidated cash flows.

	Nine Months Ended February 28,
Cash Flow Summary (in millions)	2007	2006
Cash provided by operating activities	$48.4	$161.9
Cash used by investing activities	(56.6)	(105.1)
Cash used by financing activities	(9.0)	(42.7)

Increase (decrease) in cash and cash equivalents	(17.2)	14.1
Cash and cash equivalents at beginning of period	56.2	57.3

Cash and cash equivalents at end of period	$39.0	$71.4

During the first nine months of fiscal 2007, operating activities generated $48.4 million in cash. This was primarily due to net earnings of $75.7 million, adjusted for depreciation and amortization of $45.9 million and distributions in excess of current year earnings from unconsolidated affiliates of $40.4 million, but was reduced by a $118.2 million for changes in assets and liabilities. The $118.2 million change was primarily the result of a $109.3 million decrease in accounts payable. The largest differences between the net cash provided by operating activities in fiscal 2007 compared to net cash provided by operating activities in fiscal 2006 was the change in accounts payable and the cash distributed by our unconsolidated affiliates. Our consolidated net working capital was $487.1 million at February 28, 2007, compared to $505.5 million at May 31, 2006.

We used $56.6 million for investing activities, which included spending $31.7 million for the acquisition of PSM and $44.1 million for capital projects. These investment activities were partially offset by $18.1 million in proceeds from the sale of assets, which included the $16.5 million aircraft sale/leaseback transaction. We anticipate that our fiscal 2007 capital spending, excluding acquisitions, will slightly exceed annual depreciation. Major capital projects include our Enterprise Resource Planning (“ERP”) project, a furnace upgrade at our Spartan joint venture galvanizing facility, and the conversion of most of our drywall metal framing lines to UltraSTEEL® production.

Financing activities used $9.0 million in cash primarily for payment of the quarterly dividend and $76.6 million to repurchase 4.5 million of our common shares. We used $111.9 million in short-term borrowings, discussed below, under our committed and uncommitted lines of credit.

We have a total of $579.3 million available to meet short-term liquidity needs from our long-term revolving credit facility ($435.0 million), trade accounts receivable securitization facility ($100.0 million) and other uncommitted discretionary credit lines ($44.3 million). At February 28, 2007, we had used $119.6 million of this availability. We also provided $15.2 million in guarantees and letters of credit for third parties as of February 28, 2007.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at February 28, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), that improves financial reporting regarding defined benefit pension and postretirement plans. It is effective as of May 31, 2007 and is not expected to materially impact our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. It is effective as of May 31, 2007 and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, that improves financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. It is effective as of the beginning of our fiscal year ending May 31, 2009 and is not expected to materially impact our financial position or results of operations.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)] that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2007). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q, in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 28, 2007:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

December 1-31, 2006	-	-	-	6,382,600
January 1-31, 2007	831,600	$16.97	831,600	5,551,000
February 1-28, 2007	-	-	-	5,551,000

Total	831,600	$16.97	831,600	5,551,000

(1)

At its meeting on September 27, 2006, the Board of Directors of Worthington Industries, Inc. reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, which authorization had initially been announced on June 13, 2005. The common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

  Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

  Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

4.1

First Amendment to Note Purchase Agreement, dated as of December 19, 2006, between Worthington Industries, Inc. and Allstate Life Insurance Company, Connecticut General Life Insurance Company, United of Omaha Life Insurance Company and Principal Life Insurance Company – the Noteholders named in Schedule I attached thereto, relating to the Note Purchase Agreement dated as of December 17, 2004 and the $100,000,000 Floating Rate Senior Notes due December 17, 2004 of Worthington Industries, Inc. originally issued and sold thereunder (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended November 30, 2006(File No. 001-08399))

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

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2007	By: /s/ John S. Christie

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

Incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended November 30, 2006 (File No. 001- 08399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith