Form 10-K
period 2007-05-31
WORTHINGTON INDUSTRIES INC
filed 2007-07-30
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                     ☒  YES    ☐  NO

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                               ☐  YES    ☒  NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                             ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                             Accelerated filer  ☐                                     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                                                                                            ☐  YES   ☒  NO

Aggregate market value of the Common Shares (the only common equity) of the Registrant held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange on November 30, 2006 was approximately $1,277,903,780.00.

At July 20, 2007, the number of Registrant’s Common Shares issued and outstanding was 85,144,426.

DOCUMENT INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 26, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

•	future or expected performance, sales, operating results and earnings per share;
•	projected capacity and working capital needs;
•	pricing trends for raw materials and finished goods;
•	anticipated capital expenditures and asset sales;
•	projected timing, results, costs, charges and expenditures related to acquisitions or to facility dispositions, shutdowns and consolidations;
•	targeted savings through head count reductions, facility closures and other expense reductions;
•	new products and markets;
•	expectations for company and customer inventories, jobs and orders;
•	expectations for the economy and markets;
•	expected benefits from new initiatives;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation:

•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of consolidation and other changes within the steel, automotive, construction and related industries;
•	failure to maintain appropriate levels of inventories;
•	the ability to realize targeted expense reductions such as head count reductions, facility closures and other expense reductions;
•	the ability to realize other cost savings and operational efficiencies on a timely basis;
•	the overall success of, and ability to integrate, newly-acquired businesses and achieve synergies therefrom;
•	capacity levels and efficiencies within facilities and within the industry as a whole;
•	financial difficulties (including bankruptcy filings) of customers, suppliers, joint venture partners and others with whom we do business;
•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•

the effect of disruptions in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

•	changes in customer inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposures;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	adverse or favorable claims experience with respect to worker’s compensation, product recalls or liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions we use in the application of significant accounting policies;
•	levels of imports and import prices in our markets;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•

other risks described from time to time in filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of this Annual Report on Form 10-K.

Any forward-looking statements in this Annual Report on Form 10-K are based on current information as of the date of this Form 10-K, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, together with its subsidiaries, “Worthington” or “Company”). Founded in 1955, Worthington is primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products, such as metal framing, pressure cylinders, automotive past-model service stampings and, through joint ventures, metal ceiling grid systems and laser-welded blanks.

Worthington is headquartered at 200 Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 438-3210. The common shares of Worthington Industries are traded on the New York Stock Exchange under the symbol WOR.

Worthington Industries maintains an Internet web site at www.worthingtonindustries.com. This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ web site into this Annual Report on Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge, on or through the Worthington Industries web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Business Segments

For the fiscal year ended May 31, 2007 (“fiscal 2007”), the Company had 48 manufacturing facilities worldwide and held equity positions in seven joint ventures, which operated an additional 16 manufacturing facilities worldwide.

The Company has three principal reportable operating segments: Steel Processing, Metal Framing and Pressure Cylinders. The Steel Processing segment consists of the Worthington Steel business unit (“Worthington Steel”). The Metal Framing segment consists of the Dietrich Metal Framing business unit (“Dietrich”). The Pressure Cylinders segment consists of the Worthington Cylinder business unit (“Worthington Cylinders”). All other business units not included in these three reportable operating segments are combined and disclosed in the Other category, which also includes income and expense items not allocable to the reportable segments. The Other category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments.

Worthington holds equity positions in seven joint ventures, which are further discussed below under the subheading “Joint Ventures.” Only one of the seven joint ventures is consolidated and its operating results are reported in the Steel Processing reportable operating segment.

During fiscal 2007, the Steel Processing, Metal Framing and Pressure Cylinders segments served approximately 1,100, 3,800 and 2,200 customers, respectively, located primarily in the United States. Foreign sales accounted for approximately 8% of consolidated net sales and were comprised primarily of sales to customers in Canada and Europe. No single customer accounted for over 5% of consolidated net sales. Further reportable operating segment data is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K.

Recent Developments

On May 23, 2007, the Company’s joint venture, TWB Company, LLC began operations at a fifth manufacturing facility producing laser-welded blanks in Prattville, Alabama.

On February 28, 2007, the Company announced Dietrich had obtained three key code endorsements for its UltraSTEEL® framing product, confirming it as a compliant building product for construction use.

On November 28, 2006, the Company announced the formation of Worthington Integrated Building Systems, LLC combining its mid-rise, military and single-family residential construction businesses into one company. Providing design, engineering and installation through a panelized system approach, this integrated method seeks to leverage the Company’s manufacturing capabilities. The framing system’s installation speed and the improved coordination of the mechanical and electrical trades provided by the integrated method significantly reduce the construction cycle time for buildings up to nine stories. This entity is included in our Construction Services segment.

On August 16, 2006, the Company purchased 100% of the capital stock of Precision Specialty Metals, Inc. (“PSM”) for approximately $31.7 million, net of acquired cash. The purchase price is subject to change due to certain targeted earn-outs through August 2009. PSM is a specialty stainless steel processor located in Los Angeles, California and is included in our Steel Processing segment.

On July 20, 2006, the Company entered the energy-efficient building systems market by partnering with NOVA Chemicals Corporation (“NOVA”) to form a 50:50 joint venture to develop and manufacture durable, energy-saving composite construction products and systems. This joint venture, Accelerated Building Technologies, LLC (formerly known as Dietrich/NOVA, LLC), combines Dietrich’s expertise in light-gauge steel framing with NOVA’s expandable polystyrene (EPS) technology to produce strong, efficient building systems for residential and light commercial use. The joint venture’s focus is on developing and manufacturing cost-effective insulated metal framing panels intended to facilitate the use of steel framing products for exterior walls in geographic regions where interior/exterior temperature variations may cause condensation.

Steel Processing

The Steel Processing reportable segment consists of the Worthington Steel business unit, which includes PSM. For fiscal 2007, the fiscal year ended May 31, 2006 (“fiscal 2006”), and the fiscal year ended May 31, 2005 (“fiscal 2005”), the percentage of consolidated net sales generated by the Steel Processing segment was 49%, 51%, and 56%, respectively.

Worthington Steel is one of America’s largest independent intermediate processors of flat-rolled steel. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills or end-users of these products.

The Steel Processing segment, including Spartan Steel Coating, LLC (“Spartan”), our consolidated joint venture, owns and operates nine manufacturing facilities — one each located in California, Indiana, Kentucky and Maryland, two in Michigan, and three in Ohio — and leases one manufacturing facility in Alabama.

Worthington Steel serves approximately 1,100 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container, and aerospace markets; with the automotive-related industry equating to approximately half. No single customer represented greater than 8% of net sales for the Steel Processing segment during fiscal 2007.

Worthington Steel buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel to specific widths;

•	cold reducing, which achieves close tolerances of thickness and temper by rolling;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dipped process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	cutting-to-length, which cuts flattened steel to exact lengths;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances for steel;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	non-metallic coating including dry lubrication, acrylic and paint; and

•	configured blanking, which stamps steel into specific shapes.

Worthington Steel also toll processes steel for steel mills, large end-users, service centers, and other processors. Toll processing is different from typical steel processing because the mill, end-user, or other party retains title to the steel and has the responsibility for selling the end product. Toll processing enhances Worthington Steel’s participation in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors. Net sales from tolling represented approximately 3% of consolidated net sales in fiscal 2007, fiscal 2006 and fiscal 2005.

The steel processing industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors. Competition is primarily on the basis of price, product quality, and the ability to meet delivery requirements. Technical service and support for material testing and customer-specific applications enhance the quality of products (See “Item 1. – Business – Technical Services”). However, the extent to which technical service capability has improved Worthington Steel’s competitive position has not been quantified. Worthington Steel’s ability to meet tight delivery schedules is, in part, based on the proximity of facilities to customers, suppliers, and one another. The extent to which plant location has impacted Worthington Steel’s competitive position has not been quantified. Processed steel products are priced competitively, primarily based on market factors, including, among other things, competitive pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

Metal Framing

The Metal Framing reportable segment, consisting of the Dietrich Metal Framing business unit, designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States and Canada. For fiscal 2007, fiscal 2006, and fiscal 2005, the percentage of consolidated net sales generated by the Metal Framing segment was 26%, 28%, and 27%, respectively.

Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other building product accessories, such as metal corner bead, lath, lath accessories, clips, fasteners and vinyl beads and trim.

In November 2005, Dietrich launched its “UltraSTEEL®” drywall metal framing product line in Florida. The “UltraSTEEL®” product line has been recognized by architects, engineers and material specifiers for its performance capabilities and by contractors for its ease of use. Dietrich had completed the process of converting the drywall lines at all 26 of its manufacturing locations to “UltraSTEEL®” by May 31, 2007. In February 2006, Dietrich entered into an exclusive sublicensing agreement with CLARKWESTERN Building Systems, making CLARKWESTERN the only other producer of “UltraSTEEL®” metal framing products for the North American market.

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

Dietrich is the largest metal framing manufacturer in the United States, supplying approximately 35% of the metal framing products sold in the United States. Dietrich is the second largest metal framing manufacturer in Canada with a market share of between 15% and 20%. Dietrich serves approximately 3,800 customers, primarily consisting of wholesale distributors, commercial and residential building contractors, and mass merchandisers. During fiscal 2007, Dietrich’s two largest customers represented approximately 15% and 12%, respectively, of the net sales for the segment, while no other customer represented more than 5% of net sales for the segment.

The light-gauge metal framing industry is very competitive. Dietrich competes with seven large regional or national competitors and numerous small, more localized competitors, primarily on the basis of price, service and quality. As is the case in the Steel Processing segment, the proximity of facilities to customers and their project sites provides a service advantage and impacts freight and shipping costs. Dietrich’s products are transported by both common and dedicated carriers. The extent to which facility location has impacted Dietrich’s competitive position has not been quantified.

Dietrich uses numerous trademarks and patents in its business. Dietrich licenses from Hadley Industries the “UltraSTEEL®” registered trademark and the United States and Canadian patents to manufacture “UltraSTEEL®” metal framing and accessory products. The “Spazzer®” trademark is used in connection with wall component products that are the subject of four United States patents, two foreign patents, one pending United States patent application, and several pending foreign patent applications. The trademark “TradeReady®” is used in connection with floor-system products that are the subject of four United States patents, numerous foreign patents, one pending United States patent application, and several pending foreign patent applications. The “Clinch-On®” trademark is used east of the Rockies in connection with corner bead and metal trim products for gypsum wallboard. Dietrich licenses the “SLP-TRK®” trademark as well as the patent to manufacture “SLP-TRK®” slotted track in the United States from Brady Construction Innovations, Inc. Aegis Metal Framing, LLC, an unconsolidated joint venture, uses the “Ultra-Span®” registered trademark in connection with certain patents for proprietary roof trusses. Dietrich intends to continue to use and renew its registered trademarks. Dietrich also has a number of other patents, trademarks and trade names relating to specialized products.

Pressure Cylinders

The Pressure Cylinders reportable segment consists of the Worthington Cylinders business unit. For fiscal 2007, fiscal 2006, and fiscal 2005, the percentage of consolidated net sales generated by Worthington Cylinders was 18%, 16%, and 13%, respectively.

Worthington Cylinders operates eight manufacturing facilities with three in Ohio, one in Wisconsin, and one each in Austria, Canada, the Czech Republic, and Portugal.

The Pressure Cylinders segment produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders and high-pressure and industrial/specialty gas cylinders. LPG cylinders are sold to manufacturers, distributors and mass merchandisers and are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts, propane-fueled camping equipment, hand held torches, and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. High-pressure and industrial/specialty gas cylinders are sold primarily to gas producers and distributors as containers for gases used in: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers, and “Balloon Time®” helium kits which include non-refillable cylinders. While a large percentage of cylinder sales is made to major accounts, Worthington Cylinders has approximately 2,200 customers. During fiscal 2007, no single customer represented more than 6% of net sales for the segment.

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

In the United States and Canada, Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market, one principal domestic competitor in the low-pressure LPG cylinder market, and two principal domestic competitors in the high-pressure cylinder market. There are also several foreign competitors in these markets. Worthington Cylinders believes that it has the largest domestic market share in both low-pressure cylinder markets. In the European high-pressure cylinder market, there are several competitors. Worthington Cylinders believes that it is a leading producer in both the high-pressure cylinder and low-pressure non-refillable cylinder markets in Europe. As with Worthington’s other segments, competition is based upon price, service and quality.

The Pressure Cylinders segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits and intends to continue to use and renew this registered trademark. This intellectual property is important to the Pressure Cylinders segment but is not considered material.

Other

The “Other” category consists of operating segments that do not meet the materiality tests for purposes of separate disclosure and other corporate related entities. These operating segments are Automotive Body Panels, Construction Services and Steel Packaging.

The Automotive Body Panels operating segment, consisting of the Gerstenslager business unit, provides stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers, primarily in the automotive industry. Gerstenslager is a major supplier to the automotive past-model market and manages more than 3,300 finished good part numbers and more than 12,000 stamping dies/fixture sets for the past- and current-model year automotive and truck manufacturers, both domestic and transplant.

The Construction Services operating segment, consisting of Worthington Integrated Building Systems, LLC, includes Worthington Mid-Rise Construction, Inc. (formerly known as Dietrich Building Systems, Inc.), which designs and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; Worthington Military Construction, LLC (formerly known as Dietrich Residential Construction), which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military; and a mid-rise light-gauge steel framed construction project in China entered into primarily for research and development purposes.

The Steel Packaging operating segment consists of Worthington Steelpac Systems, LLC (“Steelpac”), which is an ISO-9001: 2000 certified manufacturer of engineered, recyclable steel shipping solutions. Steelpac designs and manufactures reusable custom platforms, racks, and pallets made of steel for supporting, protecting and handling products throughout the shipping process for industries such as automotive, lawn and garden and recreational vehicles.

Segment Financial Data

Financial information for the reportable segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

Financial Information About Geographic Areas

Foreign operations represented 8%, 6%, and 5% of consolidated net sales for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Summary information about our foreign operations is set forth in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” of this Annual Report on Form 10-K. That summary information is incorporated herein by reference. For fiscal 2007 and fiscal 2006, Worthington had operations in North America and Europe. Net sales by geographic region are provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That information is incorporated herein by reference.

Suppliers

In fiscal 2007, Worthington purchased approximately three million tons of steel (55% hot rolled, 31% galvanized, and 14% cold rolled) on a consolidated basis. Steel is purchased in large quantities at regular intervals from major primary producers, both domestic and foreign. In the Steel Processing segment, steel is primarily purchased and processed based on specific customer orders. The Metal Framing and Pressure Cylinders segments purchase steel to meet production schedules. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing. During fiscal 2007, major suppliers of steel were, in alphabetical order: AK Steel Corporation, Gallatin Steel Company; Mittal Steel Company N.V.; North Star BlueScope Steel LLC; Nucor Corporation; Severstal North America, Inc.; United States Steel Corporation; and WCI Steel, Inc. Alcoa, Inc. was the primary aluminum supplier for the Pressure Cylinders segment in fiscal 2007. Zinc supply contracts are based on the LME average price for the contractual month of delivery. During fiscal 2007, LME base metal zinc prices reached record levels. The supply of zinc is primarily used in the steel processing segment which purchased approximately 33 million pounds of zinc. Worthington believes its supplier relationships are good.

Technical Services

Worthington employs a staff of engineers and other technical personnel and maintains fully-equipped modern laboratories to support operations. These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical, and mechanical properties of raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat-rolled steel required for customer needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. To provide these services, Worthington maintains a continuing program of developmental engineering with respect to product characteristics and performance under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the U.S. Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO) and customer requirements. All design work complies with applicable current local and national building code requirements. An IAS (International Accreditations Service, Incorporated) accredited product-testing laboratory supports these design efforts.

Seasonality

Our financial results are generally lower in the third quarter of our fiscal year, primarily due to reduced activity in the building and construction industry as a result of the weather, as well as customer plant shutdowns in the automotive industry due to holidays.

Employees

As of May 31, 2007, Worthington employed approximately 6,900 employees in its operations, excluding the unconsolidated joint ventures. Approximately 13% of these employees were covered by collective bargaining agreements. Worthington believes it has good relationships with its employees in general, including those covered by collective bargaining agreements.

Joint Ventures

As part of our strategy to selectively develop new products, markets, and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, we participate in one consolidated and six unconsolidated joint ventures.

Consolidated

•

Spartan Steel Coating, LLC (“Spartan”) is a 52%-owned consolidated joint venture with SeverStal North America, Inc., located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. In October 2006, the joint venture invested $17 million to increase the line capacity by 20% to 600,000 tons per year and enable Spartan to produce the new automotive advanced high strength steels. Spartan’s financial results are fully consolidated into the Steel Processing reporting segment with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) is included in miscellaneous income or expense.

Unconsolidated

•

Accelerated Building Technologies, LLC, formerly Dietrich/NOVA, LLC, (“Accelerated Building Technologies”), a 50%-owned joint venture with NOVA, evaluates, develops, tests, manufactures, sells and otherwise commercializes construction products which are used in combination with light-gauge steel framing. Accelerated Building Technologies has developed a wall panel system which combines high strength, technically enhanced UltraSTEEL® framing with a fire, termite and mold- resistant modified EPS insulation to provide a cost-effective, energy-efficient and structurally superior panelized building alternative to conventional stick and batt framing.

•

Aegis Metal Framing, LLC (“Aegis”), a 60%-owned joint venture with MiTek Industries Inc., headquartered in Chesterfield, Missouri. Aegis supplies an integrated package of sophisticated design software, professional engineering services, and cold-formed metal framing products to the pre-fabricated building components industry. Aegis’ comprehensive range of metal framing elements, including the Ultra-Span® truss system, TradeReady® joist system, and structural wall framing is sold to companies that design and assemble pre-fabricated trusses, wall panels and floor systems. These pre-assembled elements are used to speed construction cycle times and reduce overall costs in the commercial, institutional, and multi-family construction markets.

•

TWB Company, LLC (“TWB”), a 50%-owned joint venture with ThyssenKrupp Steel North America, Inc., is a leading North American supplier of tailor welded blanks, manufacturing 13 million per year. TWB produces laser-welded blanks for use in the automotive industry for products such as inner-door panels, bodysides, rails and pillars. TWB operates facilities in Prattville, Alabama; Monroe, Michigan; Columbus, Indiana; and Ramos Arizpe (Saltillo) and Hermosillo, Mexico.

•

Viking & Worthington Steel Enterprise, LLC (“Viking & Worthington Steel”), a 49%-owned joint venture with Bainbridge Steel, LLC, an affiliate of Viking Industries, LLC, operates a steel processing facility in Valley City, Ohio. Viking & Worthington Steel is a qualified minority business enterprise that performs basic steel processing services, such as pickling and slitting, on hot rolled steel coils that it purchases or on a toll processing basis.

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong World Industries, Inc., is one of three global manufacturers of suspension grid systems for concealed and lay-in panel ceilings in commercial and residential ceiling markets. WAVE operates seven facilities in five countries: Aberdeen, Maryland; Benton Harbor, Michigan; and North Las Vegas, Nevada, within the United States; Shanghai, the Peoples Republic of China; Team Valley, United Kingdom; Valenciennes, France; and Madrid, Spain.

•

Worthington Specialty Processing (“WSP”), a 50%-owned joint venture with United States Steel Corporation (“U.S. Steel”), operates a steel processing facility in Jackson, Michigan. The facility is managed by Worthington Steel and serves primarily as a toll processor for U.S. Steel. WSP processes master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons, designed to meet specifications for the automotive, appliance, furniture and metal door industries.

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

Item 1A. — Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K.

Raw Material Prices

Our future operating results may be affected by fluctuations in raw material prices.    Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, curtailed production at major mills due to factors such as equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g. ore, scrap, coke, energy, etc.), currency exchange rates and those other factors described below under “Raw Material

Availability.” This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices, in general, decrease, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the sales prices have decreased.

Raw Material Availability

The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.    If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum, zinc, and nickel is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions might result from a number of factors including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, financial difficulties of suppliers, significant events affecting their facilities, significant weather events, those factors listed above under “Raw Material Prices” or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Inventories

Our business could be harmed if we fail to maintain proper inventory levels.    We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders for Steel Processing, we anticipate and forecast customer demand for all business segments. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower sales prices, if steel prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact customer relationships, and result in lost revenues, any of which could harm our business and adversely affect our financial results.

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

Reduced commercial construction activity, especially office building, could negatively impact our financial results.    The commercial construction market is a key end market with approximately 39% of our net sales going to that market in fiscal 2007. If commercial construction activity in the United States, in general, or by one or more of our major customers, in particular, were to be reduced significantly, it could negatively affect our sales and financial results.

Reduced automotive/truck production and the financial difficulties of customers in this market could negatively impact our financial results.    The automotive and truck market remains a key customer group with approximately 30% of our net sales derived from that market in fiscal 2007. Total domestic automotive production in fiscal 2007 was at a relatively high level on an historical basis. If domestic automotive production, in general, or by one or more of our major domestic customers, in particular, were to be reduced significantly, it could negatively affect our sales and financial results.

The financial difficulties and internal strategies of customers could adversely affect us.    A portion of our business is highly dependent on automotive manufacturers, many of which have publicly announced plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs. The financial difficulties of certain customers and the efforts under way by our customers to improve their overall financial condition could result in numerous changes that are beyond our control, including additional unannounced customer plant closings, decreased production, changes in product mix or distribution patterns, volume reductions, labor disruptions, collectibility of our accounts receivable, mandatory reductions or other unfavorable changes in our pricing, terms or service conditions or market share losses, as well as other changes we may not accurately anticipate. These events could adversely impact our financial results.

The loss of significant volume from key customers could adversely affect us.    In fiscal 2007, our largest customer accounted for approximately 5% of our gross sales, and our ten largest customers accounted for approximately 25% of our gross sales. A significant loss of, or decrease in business from, customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the commercial construction, automotive and retail industries, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. In fiscal 2007, one of our largest customers announced a change in ownership. Although we expect that our opportunities with this customer may be positively impacted by this change, it is possible that we will be negatively impacted.

Competition

Our business is highly competitive, and increased competition could negatively impact our financial results.    Generally, the markets in which we conduct business are highly competitive. Competition for most of our products is primarily on the basis of price, product quality, and our ability to meet delivery requirements. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

Business Disruptions

Disruptions to our business or the business of our customers or suppliers, could adversely impact our operations and financial results.    Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, from casualty events, such as fires or material equipment breakdown, from acts of terrorism, from pandemic disease, from labor disruptions, or from other events such as required maintenance shutdowns, could cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions could have an adverse effect on our operations and financial results.

Foreign

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Canada, the Czech Republic and Portugal and joint venture facilities in China, France, Mexico, Spain and the United Kingdom. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply and changes in duties or taxes. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.

Joint Ventures

A change in the relationship between the members of our joint ventures may have an adverse effect on that joint venture.    Worthington has been successful in the development and operation of various joint ventures, and equity in net income from our joint ventures, particularly WAVE, has been important to our financial results. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or other event with respect to a member that adversely impacts the relationship between the members, it may adversely impact the joint venture.

Acquisitions

We may not be able to manage and integrate future acquisitions successfully.    Some of our growth has been through acquisitions. We continue to seek additional businesses to acquire in the future. There are no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing will be available on satisfactory terms when required. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, that the acquired businesses may not be integrated successfully and that the acquisitions may strain our management resources.

Accounting & Tax Estimates

We are required to make accounting and tax-related estimates and judgments in preparing our consolidated financial statements.    In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, self-insurance, derivatives, deferred income taxes, and asset impairments. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results.    We self-insure a significant portion of our potential liability for workers’ compensation costs, product liability claims and recall exposure, general liability claims, employee medical claims and casualty risks. In order to reduce risk and better manage our overall loss exposure, we purchase stop-loss or other insurance from licensed insurance carriers that covers most claims in excess of the deductible or retained amounts. We maintain an accrual for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, losses on recalls, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance, or the failure of our insurance provider to perform, could have an adverse impact on our financial results.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries.    Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of 75% of Worthington Industries’ outstanding voting power. Approximately 16.6% of our outstanding common shares may be voted by John H. McConnell, our Founder. As a result of his voting power, John H. McConnell may have the ability to exert significant influence in these matters and other proposals which our shareholders vote upon.

Item 1B. — Unresolved Staff Comments

Worthington Industries has no unresolved SEC staff comments.

Item 2. — Properties

General

The principal corporate offices of Worthington Industries, as well as the corporate offices for Worthington Cylinders and Worthington Steel, are located in a leased office building in Columbus, Ohio. As of May 31, 2007, Worthington owned or leased a total of approximately 9,640,000 square feet of space for operations, of which approximately 8,940,000 square feet is devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to ten years. For information concerning rental obligations, see the discussion of contractual obligations under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Operating Leases” of this Annual Report on Form 10-K. Distribution and office facilities provide adequate space for operations and are well maintained and suitable.

Excluding joint ventures, Worthington operates 48 manufacturing facilities and two warehouses. The facilities are generally well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

The Steel Processing reportable segment operates nine wholly-occupied manufacturing facilities, eight of which are owned and one of which is leased. These facilities are located in Alabama, California, Indiana, Kentucky, Maryland, Michigan and Ohio (3). This segment also maintains an owned warehouse in Columbus, Ohio. In addition, the Steel Processing segment includes Spartan, a consolidated joint venture, which owns and operates a manufacturing facility in Michigan.

Metal Framing

The Metal Framing segment operates 26 manufacturing facilities: 23 in the United States and three in Canada. In the United States, these facilities are located in Arizona (2), California (2), Colorado, Florida (3), Georgia, Hawaii, Illinois, Indiana (2), Kansas, Maryland, Massachusetts, New Jersey, Ohio (2), South Carolina, Texas (2), and Washington. The facilities in Canada are located in British Columbia, Ontario and Quebec. Of these facilities, 12 are leased and 14 are owned. This segment also leases approximately 37,000 square feet for administrative offices in Pittsburgh and Blairsville, Pennsylvania.

Pressure Cylinders

The Pressure Cylinders segment operates eight manufacturing facilities. The manufacturing facilities located in Ohio (3), Wisconsin, Austria, Canada, and the Czech Republic are all owned. The manufacturing facility located in Portugal is leased, but production will be relocated to an owned facility in August 2007.

Other

Steelpac operates one leased manufacturing facility located in Pennsylvania. Gerstenslager owns and operates two manufacturing facilities, both located in Ohio. Construction Services operates manufacturing facilities in Ohio and Washington and leases approximately 5,900 sq. ft. for administrative offices in Hawaii, Tennessee and China.

Joint Ventures

The Spartan consolidated joint venture owns and operates one manufacturing facility in Michigan which is included in the Steel Processing segment. The unconsolidated joint ventures operate 16 manufacturing facilities, located in Alabama, Indiana, Maryland, Michigan (4), Missouri, Nevada and Ohio, domestically, and in China, France, Mexico (2), Spain, and the United Kingdom, internationally.

Item 3. — Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operation or cash flows.

Item 4. — Submission of Matters to a Vote of Security Holders

No Response Required.

Supplemental Item — Executive Officers of the Registrant

The following table lists the names, positions held and ages of the Registrant’s executive officers as of July 27, 2007:

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	53	Chairman of the Board and Chief Executive Officer	1996
John S. Christie	57	President and Chief Financial Officer	2004
George P. Stoe	61	Executive Vice President and Chief Operating Officer; Interim President, Dietrich Industries, Inc.	2007
Dale T. Brinkman	54	Vice President-Administration, General Counsel and Secretary	2000
Harry A. Goussetis	53	President, Worthington Cylinder Corporation	2005
Lester V. Hess	52	Treasurer	2006
Ralph V. Roberts	60	Senior Vice President-Marketing; President, Worthington Integrated Building Systems, LLC	2006
Mark A. Russell	44	President, The Worthington Steel Company	2007
Richard G. Welch	49	Controller	2000
Virgil L. Winland	59	Senior Vice President-Manufacturing	2001

John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993, as a director of Worthington Industries continuously since 1990, and as Chairman of the Board of Worthington Industries since September 1996. Mr. McConnell serves as the Chairman of the Executive Committee of Worthington Industries’ Board of Directors. He has served in various positions with Worthington Industries since 1975.

John S. Christie has served as President and as a director of Worthington Industries continuously since June 1999. He became interim Chief Financial Officer of Worthington Industries in September 2003 and Chief Financial Officer in January 2004. He also served as Chief Operating Officer of Worthington Industries from June 1999 until September 2003.

George P. Stoe has served as Interim President, Dietrich Industries, Inc. since June 2007, and has been Executive Vice President and Chief Operating Officer of Worthington Industries since December 2005. He also served as President of Worthington Cylinder Corporation from January 2003 to December 2005. Mr. Stoe served as President of Zinc Corporation of America, located in Monaca, Pennsylvania, the nation’s largest zinc producer, from November 2000 until May 2002.

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since December 1998 and General Counsel since September 1982. He has been Secretary of Worthington Industries since 2000 and served as Assistant Secretary of Worthington Industries from 1982 to 2000.

Harry A. Goussetis has served as President of Worthington Cylinder Corporation since December 2005. From January 2001 to December 2005, Mr. Goussetis served as Vice President-Human Resources for Worthington Industries, and held various other positions with Worthington Industries from November 1983 to January 2001.

Lester V. Hess has served Worthington Industries as Treasurer since February 2006. Prior thereto, he served Worthington Industries as Assistant Treasurer from November 2003 to February 2006; and as Director of Treasury from August 2002 to November 2003. Prior to August 2002, Mr. Hess served in various accounting and finance positions with MeadWestvaco Corporation (formerly, The Mead Corporation), a $6 billion global packaging company, for more than five years.

Ralph V. Roberts has served as President of Worthington Integrated Building Systems, LLC since November 2006; and has been Senior Vice President-Marketing of Worthington Industries since January 2001. From June 1998 through January 2001, he served as President of The Worthington Steel Company, and he has held various other positions with Worthington Industries since 1973, including Vice President-Corporate Development and President of the WAVE joint venture.

Mark A. Russell has served as President of The Worthington Steel Company since February 2007. From August 2004 through February 2007, Mr. Russell was a Partner in Russell & Associates, an acquisition group formed to acquire aluminum products companies. Prior to that time, Mr. Russell served as Chief Executive Officer of Indalex Inc., a producer of extruded aluminum products, from January 2002 to March 2004.

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

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of July 20, 2007, Worthington Industries had 7,909 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price for Worthington Industries’ common shares for each quarter of fiscal 2007 and fiscal 2006, and (ii) the cash dividends per share declared on Worthington Industries’ common shares during each quarter of fiscal 2007 and fiscal 2006.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2007 Quarter Ended
August 31, 2006	$16.36	$21.74	$19.11	$0.17
November 30, 2006	$16.64	$19.58	$18.50	$0.17
February 28, 2007	$16.84	$20.42	$19.91	$0.17
May 31, 2007	$18.28	$23.25	$21.11	$0.17

Fiscal 2006 Quarter Ended
August 31, 2005	$15.56	$18.11	$18.10	$0.17
November 30, 2005	$18.29	$21.08	$20.29	$0.17
February 28, 2006	$18.96	$20.89	$19.60	$0.17
May 31, 2006	$16.85	$21.19	$17.03	$0.17

Dividends are declared at the discretion of the Worthington Industries Board of Directors. Worthington Industries declared quarterly dividends of $0.17 per share in fiscal 2007 and fiscal 2006. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon Worthington Industries’ financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other factors which the directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Shareholder Return Performance

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate such information into such a filing.

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index, the S&P Steel Index and the S&P 1500 Steel Supercomposite Index. The graph assumes that $100.00 was invested at May 31, 2002, in Worthington Industries’ common shares and each index.

	5/02	5/03	5/04	5/05	5/06	5/07
Worthington Industries, Inc.	100.00	101.98	136.10	123.04	129.66	166.93
S&P Midcap 400	100.00	90.86	115.15	131.25	151.69	183.82
S&P Steel	100.00	72.96	112.37	162.57	334.72	515.80
S&P 1500 Steel Composite	100.00	72.40	118.34	170.22	322.56	496.30

Worthington Industries became a part of the S&P Midcap 400 Index on December 17, 2004 and, accordingly, has included the S&P Midcap 400 Index in lieu of the S&P 500 Index for comparison purposes. In addition, the S&P Steel Index, of which Worthington Industries was once a member, now includes only three members (United States Steel Corporation, Nucor Corporation and Allegheny Technologies Incorporated) and in the future will not be used by Worthington Industries for comparison purposes. The S&P 1500 Steel Supercomposite Index, of which Worthington Industries is a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2007, the index included 15 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: Allegheny Technologies Incorporated; Carpenter Technology Corporation; A.M. Castle & Co.; Chaparral Steel Company; Cleveland-Cliffs Inc.; Commercial Metals Company; Gibraltar Industries, Inc.; Nucor Corporation; Quanex Corporation; Reliance Steel & Aluminum Co.; Ryerson, Inc.; Steel Dynamics, Inc.; Steel Technologies Inc.; United States Steel Corporation; and Worthington Industries.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2007:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2007	-	-	-	5,551,000
April 1-30, 2007	6,228 (2)	$23.06	-	5,551,000
May 1-31, 2007	-	-	-	5,551,000
Total	6,228	$23.06	-	5,551,000

(1) At its meeting on September 27, 2006, the Board of Directors of Worthington Industries reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries’ outstanding common shares, which authorization had initially been announced on June 13, 2005. The common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. During fiscal 2007, Worthington Industries repurchased 4,449,000 of its common shares.

(2) Reflects common shares owned and tendered by an employee to pay the exercise price for an option exercise. These shares are not part of the 10,000,000 share repurchase authorization mention above.

Item 6. – Selected Financial Data

	Fiscal Years Ended May 31,
In thousands, except per share	2007	2006	2005	2004	2003

FINANCIAL RESULTS
Net sales	$2,971,808	$2,897,179	$3,078,884	$2,379,104	$2,219,891
Cost of goods sold	2,610,176	2,525,545	2,580,011	2,003,734	1,916,990

Gross margin	361,632	371,634	498,873	375,370	302,901
Selling, general and administrative expense	232,487	214,030	225,915	195,785	182,692
Impairment charges and other	-	-	5,608	69,398	(5,622)

Operating income	129,145	157,604	267,350	110,187	125,831
Miscellaneous income (expense)	(4,446)	(1,524)	(7,991)	(1,589)	(7,240)
Nonrecurring losses	-	-	-	-	(5,400)
Gain on sale of Acerex	-	26,609	-	-	-
Interest expense	(21,895)	(26,279)	(24,761)	(22,198)	(24,766)
Equity in net income of unconsolidated affiliates	63,213	56,339	53,871	41,064	29,973

Earnings from continuing operations before income taxes	166,017	212,749	288,469	127,464	118,398
Income tax expense	52,112	66,759	109,057	40,712	43,215

Earnings from continuing operations	113,905	145,990	179,412	86,752	75,183
Discontinued operations, net of taxes	-	-	-	-	-
Extraordinary item, net of taxes	-	-	-	-	-
Cumulative effect of accounting change, net of taxes	-	-	-	-	-

Net earnings	$113,905	$145,990	$179,412	$86,752	$75,183

Earnings per share-diluted:
Continuing operations	$1.31	$1.64	$2.03	$1.00	$0.87
Discontinued operations, net of taxes	-	-	-	-	-
Extraordinary item, net of taxes	-	-	-	-	-
Cumulative effect of accounting change, net of taxes	-	-	-	-	-

Net earnings per share	$1.31	$1.64	$2.03	$1.00	$0.87

Continuing operations:
Depreciation and amortization	$61,469	$59,116	$57,874	$67,302	$69,419
Capital expenditures (including acquistions and investments)*	90,418	66,904	112,937	30,089	139,673
Cash dividends declared	58,380	60,110	57,942	55,312	54,938
Per share	$0.68	$0.68	$0.66	$0.64	$0.64
Average shares outstanding - diluted	87,002	88,976	88,503	86,950	86,537

FINANCIAL POSITION
Current assets	$969,383	$996,241	$938,333	$833,110	$506,246
Current liabilities	420,494	490,786	545,443	475,060	318,171

Working capital	$548,889	$505,455	$392,890	$358,050	$188,075

Net fixed assets	$564,265	$546,904	$552,956	$555,394	$743,044
Total assets	1,814,182	1,900,397	1,830,005	1,643,139	1,478,069
Total debt**	276,650	252,684	388,432	289,768	292,028
Shareholders’ equity	936,001	945,306	820,836	680,374	636,294
Per share	$11.02	$10.66	$9.33	$7.83	$7.40
Shares outstanding	84,908	88,691	87,933	86,856	85,949

The acquisition of Precision Specialty Metals capital stock has been included since August 2006. The acquisition of the Western Cylinder Assets has been included since September 2004. The disposition of certain Decatur assets has been reflected since August 2004. The acquisition of Unimast Incorporated has been included since July 2002. All financial data includes the results of The Gerstenslager Company, which was acquired in February 1997 through a pooling of interests.

	Fiscal Years Ended May 31,
In thousands, except per share	2002	2001	2000	1999	1998	1997
FINANCIAL RESULTS
Net sales	$1,744,961	$1,826,100	$1,962,606	$1,763,072	$1,624,449	$1,428,346
Cost of goods sold	1,480,184	1,581,178	1,629,455	1,468,886	1,371,841	1,221,078

Gross margin	264,777	244,922	333,151	294,186	252,608	207,268
Selling, general and administrative expense	165,885	173,264	163,662	147,990	117,101	96,252
Impairment charges and other	64,575	6,474	-	-	-	-

Operating income	34,317	65,184	169,489	146,196	135,507	111,016
Miscellaneous income (expense)	(3,224)	(928)	2,653	5,210	1,396	906
Nonrecurring losses	(21,223)	-	(8,553)	-	-	-
Gain on sale of Acerex	-	-	-	-	-	-
Interest expense	(22,740)	(33,449)	(39,779)	(43,126)	(25,577)	(18,427)
Equity in net income of unconsolidated affiliates	23,110	25,201	26,832	24,471	19,316	13,959

Earnings from continuing operations before income taxes	10,240	56,008	150,642	132,751	130,642	107,454
Income tax expense	3,738	20,443	56,491	49,118	48,338	40,844

Earnings from continuing operations	6,502	35,565	94,151	83,633	82,304	66,610
Discontinued operations, net of taxes	-	-	-	(20,885)	17,337	26,708
Extraordinary item, net of taxes	-	-	-	-	18,771	-
Cumulative effect of accounting change, net of taxes	-	-	-	(7,836)	-	-

Net earnings	$6,502	$35,565	$94,151	$54,912	$118,412	$93,318

Earnings per share - diluted:
Continuing operations	$0.08	$0.42	$1.06	$0.90	$0.85	$0.69
Discontinued operations, net of taxes	-	-	-	(0.23)	0.18	0.27
Extraordinary item, net of taxes	-	-	-	-	0.19	-
Cumulative effect of accounting change, net of taxes	-	-	-	(0.08)	-	-

Net earnings per share	$0.08	$0.42	$1.06	$0.59	$1.22	$0.96

Continuing operations:
Depreciation and amortization	$68,887	$70,582	$70,997	$64,087	$41,602	$34,150
Capital expenditures (including acquistions and investments)*	60,100	64,943	72,649	132,458	297,516	287,658
Cash dividends declared	54,667	54,762	53,391	52,343	51,271	45,965
Per share	$0.64	$0.64	$0.61	$0.57	$0.53	$0.49
Average shares outstanding - diluted	85,929	85,623	88,598	93,106	96,949	96,841

FINANCIAL POSITION
Current assets	$490,340	$449,719	$624,229	$624,255	$642,995	$594,128
Current liabilities	339,351	306,619	433,270	427,725	410,031	246,794

Working capital	$150,989	$143,100	$190,959	$196,530	$232,964	$347,334

Net fixed assets	$766,596	$836,749	$862,512	$871,347	$933,158	$691,027
Total assets	1,457,314	1,475,862	1,673,873	1,686,951	1,842,342	1,561,186
Total debt**	295,613	324,750	525,072	493,313	501,950	417,883
Shareholders’ equity	606,256	649,665	673,354	689,649	780,273	715,518
Per share	$7.09	$7.61	$7.85	$7.67	$8.07	$7.40
Shares outstanding	85,512	85,375	85,755	89,949	96,657	96,711

*	Includes $113,000 of Worthington Industries, Inc. common shares exchanged for shares of The Gerstenslager Company during the fiscal year ended May 31, 1997.
**	Excludes Debt Exchangeable for Common Stock of Rouge Industries, Inc. of $52,497, $75,745 and $88,494 at May 31, 1999, 1998 and 1997, respectively.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation

Selected statements contained in this “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Annual Report on Form 10-K and “Part I - Item 1A. - Risk Factors” of this Annual Report on Form 10-K.

Overview

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), is primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products, such as metal framing, pressure cylinders, automotive past-model service stampings and, through joint ventures, metal ceiling grid systems and laser-welded blanks. Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2007 (“fiscal 2007”), excluding our joint ventures, we operated 48 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. We also held equity positions in 7 joint ventures, which operated 16 manufacturing facilities worldwide as of May 31, 2007. Each of these business segments and key joint ventures holds a leadership position in its respective market. We have capacity in each of our business segments to handle additional sales growth without significantly increasing our capital investment. For more information on our business segments, please refer to “Item 1. – Business” of Part I of this Annual Report on Form 10-K.

The two largest markets we serve are construction and automotive, representing 39% and 30%, respectively, of our consolidated net sales. Our results are primarily driven by two factors, product demand and the spread between the average selling price of our products and the cost of raw materials, mainly steel. The spread can be significantly affected by our first-in, first-out (“FIFO”) inventory costing method. In a rising steel-price environment, our reported income is often favorably impacted as lower-priced inventory acquired during the previous months flows through cost of goods sold while our selling prices increase to meet the rising replacement cost of steel. In a decreasing steel-price environment, the inverse often occurs as higher-priced inventory on hand flows through cost of goods sold as our selling prices decrease. The results from these market dynamics are referred to as inventory holding gains or losses. We strive to limit the inventory holding impact by controlling inventory levels.

A majority of our full-time employees receive a significant portion of their compensation through profit sharing and bonuses, which are tied to performance. Generally, when earnings are up, profit sharing and bonus expenses increase; when earnings are down, profit sharing and bonus expenses decrease. Because of this relationship, profit sharing and bonus expense may lessen the volatility of our earnings.

Market Analysis and Outlook

Because 39% of our consolidated net sales come from the construction industry, our results are significantly impacted by commercial and residential construction projects. Residential and commercial construction were down 27% and 6%, respectively, as measured by square footage, on a fiscal year comparison basis. The resulting decrease in demand was coupled with significantly higher material costs, primarily due to record zinc prices and an unfavorable mix of prime and secondary steel inventory.

Because 30% of our consolidated net sales come from the automotive industry, our results are also significantly impacted by the number of vehicles produced in North America, especially by the Big Three (collectively, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp.). While overall vehicle production was down 6% compared to fiscal 2006, Big Three production was down 9%. This reduced vehicle production resulted in decreased demand from the Big Three, and from their suppliers, many of whom are our customers. Big Three production is projected to decrease 3% in fiscal 2008 compared to fiscal 2007.

The market price of steel peaked in the first quarter of fiscal 2007 and then began to decline steadily in the second and third quarters due to lower overall demand and high inventories in the supply chain. However, during the fourth quarter, the market price of steel began to rise. As discussed above, the changes in steel pricing can result in inventory holding gains and losses.

In fiscal 2008, we anticipate that the Pressure Cylinder segment and our Worthington Armstrong Ventures (“WAVE”) joint venture will continue to perform well, but it may be difficult to attain the record levels experienced in fiscal 2007. Projected slowness in the construction and automotive markets will continue to create a challenging environment for the Steel Processing and Metal Framing segments. We do, however, expect the Metal Framing segment to return to profitability. In addition, we have targeted $35.0 million to $40.0 million of reductions to our cost structure through a combination of facility closures, productivity improvements and headcount reductions. Expenses related to the attainment of this target have not been quantified at this point.

Results of Operations

The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements included in “Item 8. – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our Steel Processing segment accounted for 49% of consolidated net sales in fiscal 2007 and 43% of consolidated operating income. Approximately 55% of net sales for fiscal 2007 from this segment were automotive-related. As a result, volumes in our Steel Processing segment were down 9.1% from fiscal 2006. The reduction in demand extends beyond the automotive market as we also experienced reduced shipments to other markets including construction and appliance.

Our Metal Framing segment accounted for 26% of consolidated net sales in fiscal 2007, but reported an operating loss of $9.2 million for the year. Metal Framing’s results declined in fiscal 2007, compared to fiscal 2006, primarily due to: reduced residential and commercial construction activity, especially in the Florida market; higher galvanized steel material costs driven by record zinc prices; the deferral of commercial job starts due to high material costs; an unfavorable mix of prime and secondary steel inventory in the third quarter; the substitution of alternate framing materials, such as wood, in certain market segments due to the relatively high cost of steel; increased competition; and challenges in the introduction of our new product, UltraSTEEL®. Although Metal Framing had a small operating loss in the fourth quarter, its results in that quarter represented a significant turnaround from the third quarter of fiscal 2007.

Our Pressure Cylinders segment accounted for 18% of consolidated net sales in fiscal 2007 and 66% of consolidated operating income. Sales and operating income increased due to both higher volumes and higher average selling prices. Strong performance in Europe and North America was the result of several multi-year initiatives to reduce costs, cut unprofitable product lines, introduce new product lines, consolidate facilities and grow profitable product lines through capacity and geographic expansion. While we expect this segment to continue to perform well above previous levels, record fiscal 2007 results may be difficult to match.

Our operating income does not include equity income from our unconsolidated joint ventures, the most significant of which is WAVE. While WAVE continued to perform at record levels, our automotive joint ventures experienced weaker market conditions. During fiscal 2007, we received total joint venture dividends of $131.7 million, $121.5 million of which came from WAVE.

During fiscal 2007, we took the following actions:

•	In May 2007, our TWB Company, LLC (“TWB”) laser-welded blanking joint venture began operations at a new 50,000 square foot manufacturing facility in Prattville, Alabama.

•

On February 28, 2007, we announced that Dietrich Metal Framing had obtained three key code endorsements for its UltraSTEEL® framing product, confirming it as a code-compliant building product for construction use.

•

On August 16, 2006, we purchased 100% of the capital stock of Precision Specialty Metals, Inc. (“PSM”) for $31.7 million, net of cash acquired. PSM is a processor of stainless steel located in Los Angeles, California. It also provides a location on the west coast from which to offer our other Steel Processing products and services.

•

On July 20, 2006, we announced the formation of a joint venture with NOVA Chemicals Corporation to develop and manufacture durable, energy-saving composite construction products and systems. The joint venture’s focus is on developing cost-effective insulated metal framing panels intended to facilitate the use of steel framing products for exterior walls in geographic regions where interior and exterior temperature variations may cause condensation.

Fiscal 2007 Compared to Fiscal 2006

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$2,971.8	100.0%	$2,897.2	100.0%	$74.6
Cost of goods sold	2,610.2	87.8%	2,525.6	87.2%	84.6

Gross margin	361.6	12.2%	371.6	12.8%	(10.0)
Selling, general and administrative expense	232.5	7.8%	214.0	7.4%	18.5

Operating income	129.1	4.3%	157.6	5.4%	(28.5)
Interest and miscellaneous expense, net	(26.3)	-0.9%	(27.8)	-1.0%	(1.5)
Gain on sale of Acerex	-	-	26.6	0.9%	(26.6)
Equity in net income of unconsolidated affiliates	63.2	2.1%	56.3	1.9%	6.9
Income tax expense	(52.1)	-1.8%	(66.7)	-2.3%	(14.6)

Net earnings	$113.9	3.8%	$146.0	5.0%	$(32.1)

Our fiscal 2007 net earnings decreased $32.1 million or 22% below the prior year. Prior year earnings included the $12.5 million after-tax gain on the sale of our Acerex, S.A. de C.V.(“Acerex”) joint venture.

•

Net sales increased by $74.6 million to $2,971.8 million. The fiscal 2007 acquisition of PSM contributed $46.2 million of the increase. In addition, average selling prices throughout our business segments improved over the prior year, contributing $240.5 million to net sales. However, lower volumes related to soft market conditions in our Steel Processing and Metal Framing business segments negatively impacted net sales by $163.4 million, partially offset by volume increases of $43.7 million in our Pressure Cylinders business segment and Other category.

•	Gross margin decreased $10.0 million from the prior year and decreased as a percent of net sales from 12.8% to 12.2%, primarily due to lower volumes related to soft market conditions in our Steel

Processing and Metal Framing business segments as well as a lower spread between average selling prices and material costs in Metal Framing.

•

Selling, general and administrative (“SG&A”) expense increased $18.5 million over last year primarily from increases in benefits ($9.9 million), wages ($8.8 million), stock-based compensation ($3.5 million) and bad debt expense ($3.6 million). These increases were partially offset by lower professional fees ($5.9 million) and insurance and taxes ($2.2 million).

•

Interest and miscellaneous expense, net decreased $1.5 million compared to fiscal 2006. Interest expense decreased $4.5 million primarily due to lower average debt levels compared to last year, while miscellaneous expense increased $3.0 million primarily from lower interest income.

•

Equity in net income of unconsolidated affiliates increased $6.9 million, primarily due to the negative impact in the prior year of a $6.0 million income tax accrual adjustment at Acerex, and increased equity income from WAVE. The unconsolidated joint ventures generated $652.2 million in sales and $124.5 million in net income during fiscal 2007. Joint venture income has been a consistent and significant contributor to our profitability over the last several years. Dividends from our joint ventures were $131.7 million for fiscal 2007.

•	Income tax expense decreased $14.6 million due to lower earnings and the tax impact from the gain on our sale of Acerex in the prior year. The effective tax rate was 31.4% for both years.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Fiscal Year ended May 31,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$1,460.7	100.0%	$1,486.2	100.0%	$(25.5)
Cost of goods sold	1,313.2	89.9%	1,347.6	90.7%	(34.4)

Gross margin	147.5	10.1%	138.6	9.3%	8.9
Selling, general and administrative expense	92.1	6.3%	76.8	5.2%	15.3

Operating income	$55.4	3.8%	$61.8	4.2%	$(6.4)

Material cost	$1,106.5	75.8%	$1,139.1	76.6%	$(32.6)
Tons shipped (in thousands)	3,282		3,611		(329)

Net sales and operating income highlights are as follows:

•

Net sales decreased $25.5 million from the prior year to $1,460.7 million. Volumes were down 9% from the prior year resulting in a $184.3 million reduction to net sales, as virtually all end markets served by this segment, especially automotive and construction, were weak compared to the prior year. Volume declines were partially offset by $112.6 million in higher average selling prices and additional net sales of $46.2 million generated by PSM.

•

Operating income decreased $6.4 million primarily due to lower volumes as well as higher selling, general and administrative expenses. SG&A expense increased due to the acquisition of PSM and higher bad debt expense, due to a favorable bad debt recovery recorded in the prior year.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Fiscal Year ended May 31,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$771.4	100.0%	$796.3	100.0%	$(24.9)
Cost of goods sold	711.7	92.3%	673.3	84.6%	38.4

Gross margin	59.7	7.7%	123.0	15.4%	(63.3)
Selling, general and administrative expense	68.9	8.9%	76.3	9.6%	(7.4)

Operating income (loss)	$(9.2)	-1.2%	$46.7	5.9%	$(55.9)

Material cost	$547.6	71.0%	$508.6	63.9%	$39.0
Tons shipped (in thousands)	644		704		(60)

Net sales and operating income (loss) highlights are as follows:

•

Net sales decreased $24.9 million from the prior year to $771.4 million primarily due to the effect of a 9% decline in volume ($71.5 million), partially offset by an increase in average selling prices ($46.6 million). Lower volume was the result of weak demand due to: reduced residential and commercial construction activity, especially in the significant Florida market; product substitution as steel remained higher priced than alternative building materials, such as wood; increased competition; and delays in commercial construction projects as developers anticipated lower material prices. Average selling prices rose from the year ago period in an attempt to offset increasing galvanized material costs from higher zinc prices.

•

The segment reported an operating loss of $9.2 million compared to operating income of $46.7 million in the prior year, primarily due to a $32.7 million decrease in the spread between selling prices and material costs. While selling prices increased over the prior year, it was not enough to offset significantly higher material costs. Material costs climbed significantly due to higher galvanized steel costs from zinc prices and an unfavorable mix of prime and secondary steel inventory for a portion of the year. SG&A expenses decreased $7.4 million, primarily due to lower professional fees and a favorable bad debt recovery recorded in the current year. In addition, we incurred a $1.7 million asset write-down for a closed facility in LaPorte, Indiana, in fiscal 2007.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$544.8	100.0%	$461.9	100.0%	$82.9
Cost of goods sold	411.1	75.5%	367.2	79.5%	43.9

Gross margin	133.7	24.5%	94.7	20.5%	39.0
Selling, general and administrative expense	49.1	9.0%	45.4	9.8%	3.7

Operating income	$84.6	15.5%	$49.3	10.7%	$35.3

Material cost	$251.1	46.1%	$221.8	48.0%	$29.3
Units shipped (in thousands)	44,891		48,621		(3,730)

Net sales and operating income highlights are as follows:

•

Net sales grew $82.9 million from the prior year to $544.8 million primarily due to higher average selling prices ($75.2 million). Changes in the overall product mix and price increases in certain product lines to cover increased material costs were the primary reasons for the higher average selling prices. Volume increases, especially in the higher priced cylinders, contributed $7.7 million to net sales. Net sales in North America increased $28.8 million as most product lines showed increases over the prior year. European revenues increased $54.1 million as a result of the continued strong market conditions for our steel high-pressure cylinders and the growth of air tank units for truck braking applications.

•

Operating income increased over the prior year as a result of the strong performances in North America and Europe. We have implemented a strategy over several years to cut costs, exit unprofitable product lines, introduce new product lines, consolidate facilities and grow profitable lines through capacity and geographic expansion. These actions, combined with a strong overall sales effort, led to a 71% increase in operating income over the prior year.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$194.9	100.0%	$152.9	100.0%	$42.0
Cost of goods sold	174.2	89.4%	137.4	89.9%	36.8

Gross margin	20.7	10.6%	15.5	10.1%	5.2
Selling, general and administrative expense	22.4	11.5%	15.7	10.3%	6.7

Operating loss	$(1.7)	-0.9%	$(0.2)	-0.1%	$(1.5)

Net sales and operating loss highlights are as follows:

•

Net sales increased $42.0 million over the prior year primarily as a result of increased sales in the Construction Services and Automotive Body Panels operating segments. The Steel Packaging operating segment also realized a small increase in net sales over the same period in the prior year.

•

This category reported an increase in operating loss of $1.5 million compared to fiscal 2006. The Construction Services operating segment expenses were higher due to $1.6 million expense of a development project in China combined with the higher expenses from increased domestic activity. The Automotive Body Panels operating segment improved its operating income over last year.

Fiscal 2006 Compared to Fiscal 2005

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$2,897.2	100.0%	$3,078.9	100.0%	$(181.7)
Cost of goods sold	2,525.6	87.2%	2,580.0	83.8%	(54.4)

Gross margin	371.6	12.8%	498.9	16.2%	(127.3)
Selling, general and administrative expense	214.0	7.4%	225.9	7.3%	(11.9)
Impairment charges and other	-	-	5.6	0.2%	(5.6)

Operating income	157.6	5.4%	267.4	8.7%	(109.8)
Interest and miscellaneous expense, net	(27.8)	-1.0%	(32.8)	-1.1%	(5.0)
Gain on sale of Acerex	26.6	0.9%	-	-	26.6
Equity in net income of unconsolidated affiliates	56.3	1.9%	53.9	1.8%	2.4
Income tax expense	(66.7)	-2.3%	(109.1)	-3.5%	(42.4)

Net earnings	$146.0	5.0%	$179.4	5.8%	$(33.4)

Our net earnings for fiscal 2006 decreased $33.4 million or 19% below the prior year.

•

Net sales decreased by $181.7 million from the prior year to $2,897.2 million. The decrease was due to lower sales prices, reflecting the lower steel prices that prevailed during fiscal 2006 versus fiscal 2005, which reduced net sales by $228.9 million. Higher overall volumes slightly offset the negative impact of the decline in selling prices. The volume increase was primarily due to increased volumes in the Metal Framing and Pressure Cylinders segments and in Construction Services, which is included in the Other category, but the impact of these volume increases was somewhat offset by slightly lower volumes in the Steel Processing segment, due largely to the sale of the cold mill in Decatur, Alabama, in the first quarter of fiscal 2005.

•

Gross margin decreased $127.3 million due to a $138.2 million decrease in pricing spread and a $7.2 million increase in direct labor and manufacturing expenses, partially offset by an increase in overall volume of $18.1 million. The increase in direct labor and manufacturing expenses was mainly due to increases in freight and energy expenses.

•

SG&A expense decreased $11.9 million primarily due to a $19.6 million decrease in profit sharing and bonus expense resulting from lower earnings and a $9.7 million reduction in bad debt expense, offset by increases in professional fees of $7.4 million, wages of $7.3 million and insurance and taxes of $1.9 million. The reduction in bad debt expense reflects the favorable settlement of our claim in a large bankruptcy case in fiscal 2006.

•

Net interest and miscellaneous expense decreased primarily due to an increase in, and higher returns on, cash and short-term investments. In addition, the reduced minority interest elimination for our consolidated joint venture due to its lower earnings and was partially offset by higher interest expense from higher average borrowings.

•

Equity in net income of unconsolidated affiliates increased $2.4 million, primarily due to increased earnings of the WAVE joint venture, partially offset by a $6.0 million adjustment for the under-accrual of income taxes over the prior five years at our Acerex joint venture. The unconsolidated joint ventures generated $810.3 million in sales and $108.7 million in net income during fiscal 2006.

•

Income tax expense decreased $42.4 million, mainly due to lower earnings. However, the effective tax rate also decreased to 31.4% for fiscal 2006 from 37.8% for fiscal 2005. The rate decrease was due to higher foreign earnings that were taxed at a lower rate, modifications to the corporate tax laws for the state of Ohio that reduced tax expense, deferred tax adjustments for foreign earnings, offset by special taxes on foreign earnings repatriations and the sale of Acerex. The rate was further reduced by the elimination of the reserves established for the disallowance of investment tax credits in the State of Ohio when the program was ruled unconstitutional by the Sixth Circuit Court of Appeals in fiscal 2005. This reserve became unnecessary due to the recent ruling by the U.S. Supreme Court, which vacated the Sixth Circuit’s ruling.

Segment Operations

Steel Processing

Our Steel Processing segment represented 51% of consolidated net sales and 39% of consolidated operating income in fiscal 2006. The steel-pricing environment and the automotive industry, which accounted for approximately 60% of this segment’s net sales, significantly impacted the results of this segment. After having risen steadily for the first four months of fiscal 2005 to an all time high in September 2004, steel prices declined significantly for the next twelve months. As a result, average steel prices were significantly lower in fiscal 2006 than in fiscal 2005, which led to a reduced spread between our average selling price and material cost. In addition, sales to the automotive market in fiscal 2006 were 8% lower than in fiscal 2005.

Effective August 1, 2004, we sold our Decatur, Alabama, steel-processing facility and its cold-rolling assets (“Decatur”) to Nucor Corporation (“Nucor”). The assets sold at Decatur included the land and buildings, the four-stand tandem cold mill, the temper mill, the pickle line and the annealing furnaces. The sale excluded the slitting and cut-to-length assets and net working capital. The retained assets provide basic steel-processing services to our customers at the Decatur site, a portion of which is leased from Nucor. An additional pre-tax charge of $5.6 million, mainly related to contract termination costs, was recognized during the first quarter of fiscal 2005.

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Fiscal Year ended May 31,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$1,486.2	100.0%	$1,719.3	100.0%	$(233.1)
Cost of goods sold	1,347.6	90.7%	1,492.2	86.8%	(144.6)

Gross margin	138.6	9.3%	227.1	13.2%	(88.5)
Selling, general and administrative expense	76.8	5.2%	94.4	5.5%	(17.6)
Impairment charges and other	-	-	5.6	0.3%	(5.6)

Operating income	$61.8	4.2%	$127.1	7.4%	$(65.3)

Material cost [1]	$1,139.1	76.6%	$1,290.7	75.1%	$(151.6)
Tons shipped (in thousands)	3,611		3,663		(52)

1 At the end of fiscal 2006, we reclassified: (i) zinc from manufacturing expense to material cost, and (ii) outside processing costs from material cost to manufacturing expense. Material cost for fiscal 2005 has been adjusted to be comparable to the current year presentation.

Net sales and operating income highlights are as follows:

•

Net sales decreased by $233.1 million from the prior year to $1,486.2 million. Decreased average selling prices unfavorably impacted net sales by $144.5 million. Lower volumes of $88.6 million, of which $79.6 million was due to the sale of certain Decatur assets, also contributed to the decline.

•

Operating income decreased $65.3 million over the prior year primarily from a narrower spread between our selling prices and material cost and a decrease in volume. Operating income was favorably impacted by a $13.7 million decrease in profit sharing and bonus expense due to lower earnings and a $3.8 million reduction in manufacturing expenses at our Decatur facility, partially offset by increases for freight and natural gas expense. SG&A expense decreased $17.6 million largely due to a decrease of $13.1 million in profit sharing and bonus expense, resulting from lower earnings, and a $9.4 million decrease in bad debt expense compared to the prior year. The reduction in bad debt expense reflects the favorable settlement of our claim in a large bankruptcy case in fiscal 2006.

Metal Framing

Our Metal Framing segment represented 28% of consolidated net sales and 30% of consolidated operating income in fiscal 2006. Volumes for fiscal 2006 increased 7% compared to fiscal 2005. We believe the improved demand resulted from a combination of factors including a general increase in commercial construction, rebuilding in Florida after the hurricanes of fiscal 2005, and an expansion into Canada.

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Fiscal Year ended May 31,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$796.3	100.0%	$843.9	100.0%	$(47.6)
Cost of goods sold	673.3	84.6%	648.4	76.8%	24.9

Gross margin	123.0	15.4%	195.5	23.2%	(72.5)
Selling, general and administrative expense	76.3	9.6%	81.7	9.7%	(5.4)

Operating income	$46.7	5.9%	$113.8	13.5%	$(67.1)

Material cost	$508.6	63.9%	$498.0	59.0%	$10.6
Tons shipped (in thousands)	704		657		47

Net sales and operating income highlights are as follows:

•

Net sales decreased $47.6 million from the prior year to $796.3 million. The impact of lower average selling prices of $117.0 million was the main driver, partially offset by the impact of an increase in volume of $69.4 million.

•

Operating income decreased $67.1 million from the prior year primarily from the narrower spread between average selling price and material cost of $84.9 million, partially offset by an increase in volume of $20.5 million. SG&A expense decreased because of a reduction in profit sharing and bonus expense of $10.6 million resulting from lower earnings.

Pressure Cylinders

Our Pressure Cylinders segment represented 16% of consolidated net sales and 31% of consolidated operating income in fiscal 2006. The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$461.9	100.0%	$408.3	100.0%	$53.6
Cost of goods sold	367.2	79.5%	334.1	81.8%	33.1

Gross margin	94.7	20.5%	74.2	18.2%	20.5
Selling, general and administrative expense	45.4	9.8%	40.6	10.0%	4.8

Operating income	$49.3	10.7%	$33.6	8.2%	$15.7

Material cost	$221.8	48.0%	$197.5	48.4%	$24.3
Units shipped (in thousands)	48,621		36,704		11,917

Net sales and operating income highlights are as follows:

•

Net sales increased $53.6 million from the prior year to $461.9 million. The full-year impact of the September 2004 acquisition of the net assets of the propane and specialty gas cylinder business of Western Industries, Inc. (“Western Cylinder Assets”) contributed $23.0 million to this increase, other North American net sales contributed $12.6 million and improved European sales contributed $18.0 million. Volumes were flat excluding the impact from the Western Cylinder Assets.

•

Operating income increased $15.7 million over the prior year primarily due to the full-year contribution of the Western Cylinder Assets and improved operating results of our European operations. The Austrian facility experienced increased volumes and expanded operating margins compared to fiscal 2005. The Portugal facility ceased production of its unprofitable liquefied petroleum gas cylinders in the first quarter of fiscal 2005, resulting in significantly improved gross margin in fiscal 2006. The Czech Republic facility expanded its air tank production in fiscal 2005, but incurred high labor and manufacturing expense during the expansion start-up in fiscal 2005. SG&A expense increased $4.8 million in fiscal 2006 from the prior year due to the settlement of two product liability claims totaling $2.4 million and a $2.1 million increase in costs related to the full-year operation of the acquired Western Cylinder Assets.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2006	% of Net Sales	2005	% of Net Sales	Increase/ (Decrease)
Net sales	$152.9	100.0%	$107.4	100.0%	$45.5
Cost of goods sold	137.4	89.9%	105.3	98.0%	32.1

Gross margin	15.5	10.1%	2.1	2.0%	13.4
Selling, general and administrative expense	15.7	10.3%	9.2	8.6%	6.5

Operating loss	$(0.2)	-0.1%	$(7.1)	-6.6%	$6.9

Net sales and operating loss highlights are as follows:

•	Net sales increased $45.5 million over the prior year primarily due to increased sales in the Construction Services operating segment.

•

Operating loss decreased by $6.9 million to $0.2 million in fiscal 2006 from an operating loss of $7.1 million in fiscal 2005 primarily due to an improvement in results for Automotive Body Panels, which offset losses in Construction Services. SG&A expense increased $6.5 million from the prior year due to sales growth and development in the Construction Services operating segment.

Liquidity and Capital Resources

Cash and cash equivalents for fiscal 2007 decreased $17.9 million compared to the end of the same period last year. The following table summarizes consolidated cash flows.

	Fiscal Years Ended May 31,
Cash Flow Summary (in millions)	2007	2006
Cash provided by operating activities	$180.4	$227.1
Cash used by investing activities	(95.5)	(37.7)
Cash used by financing activities	(102.8)	(190.4)

Increase (decrease) in cash and cash equivalents	(17.9)	(1.0)
Cash and cash equivalents at beginning of period	56.2	57.2

Cash and cash equivalents at end of period	$38.3	$56.2

We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditures, debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash, short-term investments, cash provided by operating activities, access to capital markets and unused lines of credit.

Operating activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions. We rely on cash and short-term financing to meet cyclical increases in working capital needs. Cash requirements generally rise during increased economic activity due to higher inventory and accounts receivable. During economic slowdowns, positive cash flow generally results from the reduction of inventories and accounts receivable. This cash is typically used to reduce, or eliminate, short-term debt.

Net cash provided by operating activities was $180.4 million and $227.1 million in fiscal 2007 and fiscal 2006. The decrease in operating cash flow was due primarily to the impact of lower volumes and steel prices on inventories and the timing of payments of accounts payable. This decrease was partially offset by $68.5 million of equity in net income of unconsolidated affiliates net of distributions.

Investing activities

Net cash used by investing activities was $95.6 million and $37.7 million in fiscal 2007 and fiscal 2006.

Capital expenditures by reportable business segment represent cash used for investment in property, plant and equipment and are presented below:

	Fiscal Year Ended May 31,
(in millions)	2007	2006
Steel Processing	$14.0	$14.3
Metal Framing	15.7	19.7
Pressure Cylinders	14.1	7.9
Other	13.9	18.2

	$57.7	$60.1

The Steel Processing segment capital expenditures for 2007 included a furnace upgrade at our Spartan facility.

The Metal Framing segment capital expenditures decreased in fiscal 2007 compared to fiscal 2006 due to reduced spending for the conversion of drywall metal framing lines to UltraSTEEL®.

The Pressure Cylinders segment capital expenditures for fiscal 2007 increased $6.2 million over fiscal 2006 due primarily to expenditures for a new domestic air brake line and investments to increase capacity in Austria.

Capital expenditures for Other decreased $4.3 million from fiscal 2006 due primarily to reduced expenditures for our Project One information technology system.

Total capital expenditures for fiscal 2008 are expected to slightly exceed depreciation.

In addition to capital expenditures, other significant investing activities in 2007 included the $31.7 million acquisition of PSM, $25.6 million purchase of short-term investments, and $16.4 million was received from the sale and subsequent leaseback of a corporate aircraft. In fiscal 2006, $44.6 million in net proceeds was realized on the sale of our investment in Acerex and $16.4 million was spent on the purchase of a corporate aircraft.

We assess acquisition opportunities as they arise, which may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required.

Financing activities

Long-term debt - Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investor Service, Inc. (Baa2) and Standard & Poor’s Ratings Group (BBB). We typically use the net proceeds from long-term debt for acquisitions, refinancing outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2007, we were in compliance with our long-term debt covenants and expect to remain compliant in the future. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

In May 2006, we used short-term investments and cash to repay our 7 1/8% Senior Notes in full. Our Austrian subsidiary obtained a $7.7 million, three-year senior unsecured term loan, which was used along with cash available from foreign subsidiaries, to fund the repatriation of $42.2 million of its cumulative undistributed foreign earnings under the provisions of the American Jobs Creation Act of 2004. The term loan had a floating interest rate equal to LIBOR plus 0.50 percent per annum. For the purpose of obtaining a lower borrowing rate, the term loan was guaranteed by Worthington Industries, Inc. The loan was repaid in full as of May 31, 2007.

Short-term debt - We maintain a $435.0 million five-year revolver, which expires September 2010. Borrowings under this revolver have maturities of less than one year. We also have a $100.0 million revolving trade accounts receivable securitization facility as well as $40.0 million of uncommitted credit lines available at the discretion of several banks and a $4.7 million committed foreign credit facility. These facilities were established with major domestic and foreign banks. We had $21.7 million and $0 million of committed borrowings and $10.0 million and $0 million of uncommitted borrowings outstanding at May 31, 2007 and 2006. We also provided $10.7 million in letters of credit for third parties as of May 31, 2007.

We are in compliance with our short-term debt covenants at May 31, 2007. Our short-term debt agreements do not include ratings triggers or material adverse change provisions.

Common shares - We maintained our quarterly dividend during 2007 at $0.17 per common share. We paid dividends on our common shares of $59.0 million and $60.0 million in fiscal 2007 and fiscal 2006. We currently have no material contractual or regulatory restrictions on the payment of dividends.

At its meeting on September 27, 2006, the Board of Directors of Worthington Industries, Inc. reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries’ outstanding common shares, which authorization had initially been announced on June 13, 2005. In fiscal 2007, we purchased 4,449,000 common shares for $76.6 million under this authorization, leaving 5,551,000 common shares authorized for purchase. Future purchases may occur from time to time on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flow from operations and general economic conditions.

Dividend Policy

Dividends are declared at the discretion of our Board of Directors. The Board reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2007. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Notes payable	$31.7	$31.7	$-	$-	$-
Long-term debt	245.0	-	145.0	-	100.0
Interest expense on long-term debt	71.8	15.0	30.1	10.7	16.0
Operating leases	69.6	11.8	21.4	16.5	19.9
Unconditional purchase obligations	28.4	2.4	4.7	4.7	16.6

Total contractual cash obligations	$446.5	$60.9	$201.2	$31.9	$152.5

The interest expense on long-term debt is computed by using the fixed rates of the debt including the interest rate swap hedge. The unconditional purchase obligations are to secure access to a facility used to regenerate acid used in our Steel Processing facilities through fiscal 2019.

The following table summarizes our other commercial commitments as of May 31, 2007. These commercial commitments are not reflected on our consolidated balance sheet.

	Commitment Expiration per Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantees	$27.2	$27.2	$-	$-	$-
Standby letters of credit	10.7	10.7	-	-	-

Total commercial commitments	$37.9	$37.9	$-	$-	$-

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at May 31, 2007.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires us to establish a reserve for uncertain tax positions if it is not more than likely that we will prevail on the merits of the position. The provisions of FIN 48 are effective as of June 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Upon adoption, management does not expect a significant impact on our consolidated financial statements and estimates that a cumulative effect adjustment of approximately $1.0 million may result in order to decrease reserves for uncertain tax positions, which is subject to revision as management completes its analysis.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs. It is effective for our fiscal 2008 and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. It is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

Environmental

We believe environmental issues will not have a material effect on capital expenditures, future results of operations or financial position.

Inflation

The effects of inflation on our operations were not significant during the periods presented in the consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us since these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide an allowance for returns based on experience and current customer activities. Within our Construction Services operating segment, which represented less than 3.0% of consolidated net sales for the last three fiscal years, revenue is recognized on a percentage-of-completion method.

Receivables:    We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectibility, such as the financial health of the customer, historical trends of charge-offs and recoveries, and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to SG&A expense.

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

Annually, during our fiscal fourth quarter, we review goodwill for impairment using the present value technique to determine the estimated fair value of goodwill associated with each reporting entity. There are three significant sets of values used to determine the fair value: estimated future discounted cash flows, capitalization rates and tax rates. The estimated future discounted cash flows used in the model are based on planned growth with an assumed perpetual growth rate. The capitalization rate is based on our current cost of debt and equity capital. Tax rates are maintained at current levels.

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

Stock-Based Compensation:    Effective June 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as expense in the statement of earnings based on their fair values. For the periods prior to June 1, 2006, we account for employee and non-employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation costs for the prior fiscal periods are reflected in net earnings, as all options granted under our plans had an exercise price equal to the fair market value of the underlying common shares on the grant date. Had we accounted for stock-based compensation plans using this fair value method, we estimate that diluted earnings per share would have been reduced by $0.03 per share in fiscal 2006 and fiscal 2005.

Income Taxes:    In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the various tax jurisdictions in which we do business, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

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

Self-Insurance Reserves:    We are largely self-insured with respect to workers’ compensation, general and auto liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on third-party actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends. Facility consolidations, focus on investment in safety initiatives, an emphasis on property loss prevention and product quality, have resulted in an improvement in our loss history and the related assumptions used to analyze the property and casualty insurance reserves. This improvement resulted in a $3.6 million reduction to these reserves during fiscal 2007. We will continue to review these reserves on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

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

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap had a notional amount of $100 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 2014. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Debt.” The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would reduce the fair value of our interest rate swap by $3.3 million.

Foreign Currency Risk

The translation of foreign currencies into United States. dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk. However, the Company does make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2007, the difference between the contract and book value was not material to the Company’s financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact the financial position, results of operations, or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would decrease by $5.2 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc (see additional information below regarding natural gas and zinc) and other raw materials and utility requirements. The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices.

Derivative financial instruments are used to manage exposure to fluctuations in the cost of zinc and natural gas. These contracts cover periods commensurate with known or expected exposures through 2008. No derivatives are held for trading purposes. No credit loss is anticipated, as the counterparties to these agreements are major financial institutions that are highly rated. The zinc and natural gas derivatives are cash flow hedges. The effective portion of the change in the fair value of the zinc derivative is recorded in other comprehensive income and is reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. The change in fair value of the natural gas derivative is recorded in cost of goods.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in zinc prices would reduce the fair value of our hedge position by $1.9 million. A similar 10% decline in natural gas prices would reduce the fair value of the natural gas hedge position by $0.2 million. Any resulting changes in fair value of the zinc hedge would be recorded as adjustments to other comprehensive income. Fair values for the outstanding derivative positions as of May 31, 2007, and 2006, are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	May 31,		Change In Fair Value
In millions	2007	2006
Zinc	$18.9	$28.3	$(9.4)
Natural gas	2.2	3.3	(1.1)
Interest rate	5.8	7.6	(1.8)

	$26.9	$39.2	$(12.3)

Safe Harbor

Quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of, and demand for, steel products and certain raw materials. To the extent these assumptions prove to be inaccurate, future outcomes with respect to hedging programs may differ materially from those discussed in the forward-looking statements.

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective June 1, 2006, Worthington Industries, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Worthington Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2007

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$38,277	$56,216
Short-term investments	25,562	2,173
Receivables, less allowances of $3,641 and $4,964 at May 31, 2007 and 2006	400,916	404,553
Inventories:
Raw materials	261,849	266,818
Work in process	97,633	104,244
Finished products	88,382	88,295

Total inventories	447,864	459,357

Assets held for sale	4,600	23,535
Deferred income taxes	13,067	15,854
Prepaid expenses and other current assets	39,097	34,553

Total current assets	969,383	996,241

Investments in unconsolidated affiliates	57,540	123,748
Goodwill	179,441	177,771
Other assets	43,553	55,733
Property, plant and equipment:
Land	33,228	19,595
Buildings and improvements	241,729	234,091
Machinery and equipment	875,737	815,638
Construction in progress	8,268	27,904

Total property, plant and equipment	1,158,962	1,097,228
Less accumulated depreciation	594,697	550,324

Total property, plant and equipment, net	564,265	546,904

Total assets	$1,814,182	$1,900,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,665	$362,883
Notes payable	31,650	7,684
Accrued compensation, contributions to employee benefit plans and related taxes	46,237	49,784
Dividends payable	14,440	15,078
Other accrued items	45,519	36,483
Income taxes payable	18,983	18,874

Total current liabilities	420,494	490,786
Other liabilities	57,383	55,249
Long-term debt	245,000	245,000
Deferred income taxes	105,983	114,610

Total liabilities	828,860	905,645

Contingent liabilities and commitments - Note G	-	-
Minority interest	49,321	49,446
Shareholders’ equity:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2007 - 84,908,476 shares, 2006 - 88,691,204 shares	-	-
Additional paid-in capital	166,908	159,328
Cumulative other comprehensive income, net of taxes of $(6,168) and $(10,287) at May 31, 2007 and 2006	23,181	27,116
Retained earnings	745,912	758,862

Total shareholders’ equity	936,001	945,306

Total liabilities and shareholders’ equity	$1,814,182	$1,900,397

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share)

	Fiscal Years Ended May 31,
	2007	2006	2005
Net sales	$2,971,808	$2,897,179	$3,078,884
Cost of goods sold	2,610,176	2,525,545	2,580,011

Gross margin	361,632	371,634	498,873
Selling, general and administrative expense	232,487	214,030	225,915
Impairment charges and other	-	-	5,608

Operating income	129,145	157,604	267,350
Other income (expense):
Miscellaneous expense	(4,446)	(1,524)	(7,991)
Gain on sale of Acerex	-	26,609	-
Interest expense	(21,895)	(26,279)	(24,761)
Equity in net income of unconsolidated affiliates	63,213	56,339	53,871

Earnings before income taxes	166,017	212,749	288,469
Income tax expense	52,112	66,759	109,057

Net earnings	$113,905	$145,990	$179,412

Average common shares outstanding - basic	86,351	88,288	87,646

Earnings per share - basic	$1.32	$1.65	$2.05

Average common shares outstanding - diluted	87,002	88,976	88,503

Earnings per share - diluted	$1.31	$1.64	$2.03

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share)

			Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total
	Common Shares
	Shares	Amount
Balance at June 1, 2004	86,855,642	$-	$131,255	$(2,393)	$551,512	$680,374
Comprehensive income:
Net earnings	-	-	-	-	179,412	179,412
Unrealized gain on investment	-	-	-	164	-	164
Foreign currency translation	-	-	-	698	-	698
Minimum pension liability	-	-	-	(332)	-	(332)
Cash flow hedges	-	-	-	550	-	550

Total comprehensive income						180,492

Common shares issued	1,077,560	-	17,917	-	-	17,917
Cash dividends declared ($0.66 per share)	-	-	-	-	(57,942)	(57,942)
Other	-	-	(5)	-	-	(5)

Balance at May 31, 2005	87,933,202	-	149,167	(1,313)	672,982	820,836

Comprehensive income:
Net earnings	-	-	-	-	145,990	145,990
Unrealized gain on investment	-	-	-	139	-	139
Foreign currency translation	-	-	-	8,711	-	8,711
Minimum pension liability	-	-	-	2,473	-	2,473
Cash flow hedges	-	-	-	17,106	-	17,106

Total comprehensive income						174,419

Common shares issued	758,002	-	10,161	-	-	10,161
Cash dividends declared ($0.68 per share)	-	-	-	-	(60,110)	(60,110)

Balance at May 31, 2006	88,691,204	-	159,328	27,116	758,862	945,306

Comprehensive income:
Net earnings	-	-	-	-	113,905	113,905
Unrealized loss on investment	-	-	-	(296)	-	(296)
Foreign currency translation	-	-	-	4,507	-	4,507
Minimum pension liability	-	-	-	34	-	34
Cash flow hedges	-	-	-	(7,586)	-	(7,586)

Total comprehensive income						110,564

Adjustment to initially apply FASB 158	-	-	-	(594)	-	(594)
Common shares issued	666,272	-	12,242	-	-	12,242
Stock based compensation	-	-	3,480	-	-	3,480
Purchases and retirement of common shares	(4,449,000)	-	(8,142)	-	(68,475)	(76,617)
Cash dividends declared ($0.68 per share)	-	-	-	-	(58,380)	(58,380)

Balance at May 31, 2007	84,908,476	$-	$166,908	$23,181	$745,912	$936,001

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended May 31,
	2007	2006	2005
Operating activities:
Net earnings	$113,905	$145,990	$179,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,469	59,116	57,874
Impairment charges and other	-	-	5,608
Provision for deferred income taxes	(3,068)	(12,645)	(1,496)
Equity in net income of unconsolidated affiliates, net of distributions	68,510	702	(25,351)
Minority interest in net income of consolidated subsidiaries	5,409	6,088	8,963
Net loss on sale of assets	826	6,079	2,641
Gain on sale of Acerex	-	(26,609)	-
Stock-based compensation	3,480	-	-
Excess tax benefits - stock-based compensation	(2,370)	-	-
Changes in assets and liabilities:
Accounts receivable	8,312	11,616	(50,661)
Inventories	19,588	(33,788)	(59,236)
Prepaid expenses and other current assets	(2,078)	(9,186)	(10,195)
Other assets	4,898	(563)	(831)
Accounts payable and accrued expenses	(99,283)	79,114	(72,933)
Other liabilities	833	1,152	(1,524)

Net cash provided by operating activities	180,431	227,066	32,271

Investing activities:
Investment in property, plant and equipment, net	(57,691)	(60,128)	(46,318)
Investment in aircraft	-	(16,435)	-
Acquisitions, net of cash acquired	(31,727)	(6,776)	(65,119)
Investment in unconsolidated affiliate	(1,000)	-	(1,500)
Proceeds from sale of assets	18,237	3,225	89,488
Proceeds from sale of Acerex	-	44,604	-
Purchases of short-term investments	(25,562)	(493,860)	(72,875)
Sales of short-term investments	2,173	491,687	72,875

Net cash used by investing activities	(95,570)	(37,683)	(23,449)

Financing activities:
Proceeds from short-term borrowings	31,650	7,684	-
Proceeds from long-term debt, net	-	-	99,409
Principal payments on long-term debt	(7,691)	(143,416)	(2,381)
Proceeds from issuance of common shares	9,866	9,138	14,673
Excess tax benefits - stock-based compensation	2,370	-	-
Payments to minority interest	(3,360)	(3,840)	(8,360)
Repurchase of common shares	(76,617)	-	-
Dividends paid	(59,018)	(59,982)	(56,891)

Net cash provided (used) by financing activities	(102,800)	(190,416)	46,450

Increase (decrease) in cash and cash equivalents	(17,939)	(1,033)	55,272
Cash and cash equivalents at beginning of year	56,216	57,249	1,977

Cash and cash equivalents at end of year	$38,277	$56,216	$57,249

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2007, 2006 and 2005

Note A – Summary of Significant Accounting Policies

Consolidation:    The consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) included in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:    We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments:    At May, 31, 2007, we held $25,562,000 in short-term investments consisting of money market mutual funds which were classified as available-for-sale securities. Unrealized holding gains (losses) were immaterial.

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

Derivative Financial Instruments:    We do not engage in currency or commodity speculation and generally enter into derivatives only to hedge specific interest, foreign currency or commodity transactions. All derivatives are accounted for using mark-to-market accounting. Gains or losses from these transactions offset gains or losses of the assets, liabilities or transactions being hedged. Current assets and other assets include derivative fair values at May 31, 2007, of $14,508,000 and $12,337,000. Ineffectiveness of the hedges during the fiscal year ended May 31, 2007 (“fiscal 2007”), the fiscal year ended May 31, 2006 (“fiscal 2006”) and the fiscal year ended May 31, 2005 (“fiscal 2005”) was immaterial and was reported in other income (expense).

For hedging relationships to qualify under Statement of Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), we formally document the hedging relationship and its risk management objective and the hedge strategy, the hedging instrument, the hedge item, the nature of the risk being hedged, how the hedge instrument effectiveness against offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.

We discontinue hedge accounting when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative expires or is sold, terminated, is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, or we determine that designation of the hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative is retained, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in net earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income.

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap had a notional amount of $100 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 2014. See “Note C – Debt.” The interest rate swap was executed with a highly rated financial institution. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR.

The interest rate derivative is classified as a cash flow hedge per SFAS 133. The effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and is reclassified to interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge.

A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would reduce the fair value of our interest rate swap by $3.3 million.

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk. However, the Company does make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2007, the difference between the contract and book value was not material to the Company’s financial position, results of operations or cash flows.

The foreign currency derivatives are classified as fair value hedges per SFAS 133. The change in the fair value of the derivatives are recorded either in the balance sheet under foreign currency translation or in net earnings in the same period in which foreign currency translation or net earnings are impacted by the hedged items.

A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact the financial position, results of operations, or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would decrease by $5.2 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc (see additional information below regarding natural gas and zinc) and other raw materials and utility requirements. The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices.

Derivative financial instruments are used to manage exposure to fluctuations in the cost of natural gas and zinc. These contracts cover periods commensurate with known or expected exposures through 2008. No derivatives are held for trading purposes. No credit loss is anticipated, as the counterparties to these agreements are major financial institutions that are highly rated.

The zinc derivative is classified as a cash flow hedge per SFAS 133. The effective portion of the change in the fair value of the zinc derivative is recorded in other comprehensive income and is reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. The natural gas hedge change in fair value is recorded in cost of goods sold.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in zinc prices would reduce the fair value of our hedge position by $1.9 million. A similar 10% decline in natural gas prices would reduce the fair value of the natural gas hedge position by $0.2 million. Any resulting changes in fair value of the zinc hedge would be recorded as adjustments to other comprehensive income.

Fair Value of Financial Instruments:    The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, short-term investments, accounts and notes receivable, other assets and accounts and notes payable, approximate fair values. The fair value of long-term debt, including current maturities, based upon quoted market prices was $249,524,000 and $250,206,000 at May 31, 2007 and 2006.

Risks and Uncertainties:    As of May 31, 2007, the Company, including unconsolidated affiliates, operated 64 production facilities in 24 states and 10 countries. Our largest markets are the construction and the automotive and automotive supply markets, which comprised 39% and 30%, of our consolidated net sales in fiscal 2007. Our foreign operations represented 8% of consolidated net sales, 36% of consolidated pre-tax earnings and 11% of consolidated net assets. Approximately 13% of the Company’s consolidated labor force is represented by collective bargaining agents. This includes 353 employees whose labor contracts expire or will otherwise require renegotiation within the next fiscal year. The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company’s consolidated financial position, cash flows or future results of operations.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $59,478,000 for fiscal 2007, $56,769,000 for fiscal 2006, and $55,409,000 for fiscal 2005. Accelerated depreciation methods are used for income tax purposes.

Planned Maintenance Activities:    We use the deferral method to account for costs of planned maintenance shutdowns. Under this method, the costs of a qualifying shutdown are capitalized and amortized on a straight-line basis, into maintenance expense, until the next anticipated shutdown. In no case will the amortization period exceed twelve months.

Leases:    Certain lease agreements contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the length of the lease term. Leasehold improvements made by the lessee, whether funded by the lessee or by landlord allowances or incentives are recorded as leasehold improvement assets and will be amortized over the shorter of the economic life or the lease term. These incentives are also recorded as deferred rent and amortized as reductions in rent expense over the lease term.

Capitalized Interest:    We capitalize interest in connection with the construction of qualified assets. Under this policy, we capitalized interest of $1,757,000 in fiscal 2007, $638,000 in fiscal 2006 and $158,000 in fiscal 2005.

Stock-Based Compensation:    At May 31, 2007, we had stock-based compensation plans for employees and non-employee directors which are described more fully in “Note F – Stock-Based Compensation.” Effective June 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share- Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments, including grants of stock options, to be recorded as expense in the statement of earnings based on their fair values. For the periods prior to

June 1, 2006, we accounted for employee and non-employee director stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based compensation costs for the prior fiscal periods are reflected in net earnings, as all options granted under our plans had an exercise price equal to the fair market value of the underlying common shares on the grant date.

The following table illustrates the effect on net earnings and earnings per share as if the Company had accounted for the stock option plans under the fair value method of accounting, as required by SFAS 123, for the years ended May 31:

In thousands, except per share	2006	2005
Net earnings, as reported	$145,990	$179,412
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	2,381	1,977

Pro forma net earnings	$143,609	$177,435

Earnings per share:
Basic, as reported	$1.65	$2.05
Basic, pro forma	1.63	2.02
Diluted, as reported	1.64	2.03
Diluted, pro forma	1.61	2.00

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide an allowance for expected returns based on experience and current customer activities. Within the Construction Services operating segment, which represented less than 3% of consolidated net sales for the last three fiscal years, revenue is recognized on a percentage-of-completion method. Taxes collected from customers on revenues are reported on a net basis (excluded from revenues).

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $4,117,000, $3,571,000 and $3,924,000 for fiscal 2007, fiscal 2006 and fiscal 2005.

Shipping and Handling Fees and Costs:    Shipping and handling fees billed to customers are included in net sales, and shipping and handling costs incurred are included in cost of goods sold.

Environmental Costs:    Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and clean up are charged to expense.

Statements of Cash Flows:    Supplemental cash flow information for the years ended May 31 is as follows:

In thousands	2007	2006	2005
Interest paid, net of amount capitalized	$21,884	$27,734	$24,881
Income taxes paid, net of refunds	49,600	67,163	155,901

We use the “look-through” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions paid out of the cumulative operating cash flows of our joint ventures are included in our statements of cash flows in operating activities.

Income Taxes:    In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

We have a reserve included in long-term liabilities for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is our policy to establish reserves for taxes that may become payable in future years as a result of an examination by taxing authorities. We established the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits, interest expense, and penalties applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserves.

Recently Issued Accounting Standards:    In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation will require us to establish a reserve for uncertain tax positions if it is not more than likely that we will prevail on the merits of the position. The provisions of FIN 48 are effective as of June 1, 2007, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to opening retained earnings. Upon adoption, management does not expect a significant impact on our consolidated financial statements and estimates that a cumulative effect adjustment of approximately $1.0 million may result in order to decrease reserves for uncertain tax positions, which is subject to revision as management completes its analysis.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs. It is effective for our fiscal year ending May 31, 2008 (“fiscal 2008”) and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, intending to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. It is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

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

Common Shares:    At its meeting on September 27, 2006 the Board of Directors of Worthington Industries, Inc. reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries’ outstanding common shares, which authorization had initially been announced on June 13, 2005. Under this authorization, we purchased 4,449,000 common shares for $76.6 million in fiscal 2007, leaving 5,551,000 common shares authorized for purchase. Future purchases may occur from time to time on the open market or in private transactions, with consideration given to the market price of the shares, the nature of other investment opportunities, cash flow from operations and general economic conditions.

Comprehensive Income:    The components of other comprehensive income (loss) and related tax effects for the years ended May 31, were as follows:

In thousands	2007	2006	2005
Other comprehensive income (loss):
Unrealized gain (loss) on investment	$(296)	$139	$164
Foreign currency translation, net of tax of $212, $677 and $(756) in 2007, 2006 and 2005	4,507	8,711	698
Minimum pension liability, net of tax of $(139), $28 and $203 in 2007, 2006 and 2005	34	2,473	(332)
Cash flow hedges, net of tax of $4,300, $(8,364) and $(661) in 2007, 2006 and 2005	(7,586)	17,106	550

Other comprehensive income (loss), net of tax	$(3,341)	$28,429	$1,080

The components of cumulative other comprehensive income (loss), net of tax, at May 31 were as follows:

In thousands	2007	2006
Unrealized gain (loss) on investment	$(5)	$291
Foreign currency translation	10,967	6,460
Defined benefit pension liability	(836)	(276)
Cash flow hedges	13,055	20,641

Cumulative other comprehensive income, net of tax	$23,181	$27,116

Reclassification adjustments for cash flow hedges in fiscal 2007, fiscal 2006 and fiscal 2005 were $9,046,000 (net of tax of $4,617,000), $4,382,000 (net of tax of $2,686,000) and $1,402,000 (net of tax of $859,000).

The estimated net amount of the existing gains or losses in other comprehensive income at May 31, 2007, expected to be reclassified into net earnings within the twelve months was $8,287,000 (net of tax of $4,815,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2007, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2008.

Note C – Debt

Debt at May 31 is summarized as follows:

In thousands	2007	2006
Notes payable	$31,650	$7,684
6.7% senior notes due December 1, 2009	145,000	145,000
Floating rate senior notes due December 17, 2014	100,000	100,000

Total debt	276,650	252,684
Less current maturities and notes payable	31,650	7,684

Total long-term debt	$245,000	$245,000

At May 31, 2007, notes payable consisted of $21,650,000 of borrowings under our revolving credit facility, described below, and $10,000,000 of borrowings on uncommitted credit lines. The average variable rate was 5.81% and is based on our senior unsecured long-term debt ratings assigned by Standard & Poor’s Ratings Group and Moody’s Investor Service, Inc. At May 31, 2006, our notes payable represented debt of foreign operations and consisted of a term loan bearing interest at a variable rate of 3.4%. This rate was determined by our senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. The covenants reflect those of the $435,000,000 revolving credit facility described above.

We maintain a $435,000,000 five-year revolving credit facility, which expires in September 2010. Borrowings under this facility have maturities of less than one year. We pay facility fees on the unused credit amount. Interest rates on borrowings and related facility fees are based on our senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. The covenants in the revolving credit facility include, among others, maintenance of a debt-to-total-capitalization ratio of not more than 55% and maintenance of an interest coverage ratio of not less than 3.25 times through maturity. We were in compliance with all covenants under the facility at May 31, 2007.

The floating rate notes are due on December 17, 2014 (“2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. This rate was 6.17% as of May 31, 2007. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. The 2014 Notes are callable at our option, at 101% of par until December 17, 2007, and at par thereafter. The covenants in the 2014 Notes, as amended December 19, 2006, include among others, maintenance of a debt-to-total-capitalization ratio of not more than 55% and maintenance of an interest coverage ratio of not less than 3.0 times through maturity. We were in compliance with all covenants under the 2014 Notes at May 31, 2007.

Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows:

In thousands
2008	$-
2009	-
2010	145,000
2011	-
2012	-
Thereafter	100,000

Total	$245,000

Note D – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

In thousands	2007	2006	2005
Pre-tax earnings:
United States based operations	$106,246	$194,427	$271,831
Non - United States based operations	59,771	18,322	16,638

	$166,017	$212,749	$288,469

Significant components of income tax expense for the years ended May 31 were as follows:

In thousands	2007	2006	2005
Current:
Federal	$38,644	$56,911	$94,295
State and local	1,617	8,343	13,387
Foreign	14,919	14,150	2,871

	55,180	79,404	110,553
Deferred:
Federal	(2,402)	(6,051)	(4,434)
State	(334)	(1,950)	3,634
Foreign	(332)	(4,644)	(696)

	(3,068)	(12,645)	(1,496)

	$52,112	$66,759	$109,057

Tax benefits related to the exercise of stock options that were credited to additional paid-in capital were $2,370,000, $1,279,000 and $3,542,000 for fiscal 2007, fiscal 2006 and fiscal 2005. Tax benefits (expenses) related to foreign currency translation adjustments that were credited to (deducted from) other comprehensive income were $212,000, $677,000, and $(756,000) for fiscal 2007, fiscal 2006 and fiscal 2005. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income were $(393,000), $28,000, and $203,000 for fiscal 2007, fiscal 2006 and fiscal 2005. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) other comprehensive income were $4,300,000, $(8,364,000), and $(661,000) for fiscal 2007, fiscal 2006 and fiscal 2005.

The reconciliation of the differences between the effective income tax rate and the statutory federal income tax rate for the years ended May 31 is as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.5	3.6	3.0
Change in income tax accruals for resolution of tax audits and change in estimate of deferred tax	1.1	(1.4)	(0.2)
Non-U.S. income taxes at other than 35%	(3.6)	(4.1)	(1.3)
Ohio income tax law change	-	(2.3)	-
Special foreign earnings repatriations and sale of non-U.S. company	-	2.5	-
Deferred tax adjustment for foreign earnings	-	(2.2)	-
Other	(2.6)	0.3	1.3

Effective tax rate	31.4%	31.4%	37.8%

We establish reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits, interest expense, and penalties applied to temporary difference adjustments and tax return positions. As the assessment of exposure changes, the reserves are adjusted through income tax expense. As a result of the resolution of certain tax audits and other exposure changes we recorded adjustments to the tax reserves and increased/(decreased) income tax expense by $1,255,000, $(2,261,000) and $(2,112,000) for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

We also adjusted our deferred taxes in fiscal 2007 and fiscal 2006, resulting in an increase/(decrease) of $917,000 and $(5,599,000) in income tax expense. The fiscal 2007 adjustment was for changes to estimated tax liabilities. Fiscal 2006 included a $4,623,000 adjustment for an over-accrual of deferred tax liabilities related to the foreign earnings of the WAVE joint venture and a $4,346,000 deferred tax liability adjustment for the Ohio tax law change, discussed below, offset by a $3,370,000 adjustment for changes in estimated tax liabilities.

On June 30, 2005, the state of Ohio enacted various changes to its tax laws. One change was the phase-out of the Ohio franchise tax, which is generally based on federal taxable income. This phase-out is scheduled to occur at the rate of 20% per year for 2006 through 2010. Our accrual for income taxes for fiscal 2005 included 100% of the expected Ohio franchise tax liability. As a result of the law change, only 80% of that liability was due. As such, in fiscal 2006 we made an adjustment to reduce our accrued income taxes. In addition, as a result of various changes to Ohio’s tax laws, in fiscal 2006 we adjusted our deferred taxes by $4,346,000.

American Jobs Creation Act

The American Jobs Creation Act of 2004 (the “Jobs Act”) provides a deduction for income from qualified domestic production activities, which is phased in from 2006 through 2011. The effect of the phase-in of this new deduction resulted in a decrease in the effective tax rate for fiscal years 2007 and 2006 of less than 1 percentage-point. Under the guidance in FASB Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

The Jobs Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. During fiscal 2006, we approved a plan for reinvestment and repatriated a cash dividend amount of $42,157,000, of which $41,395,000 qualified for the 85 percent dividends-received deduction. Pursuant to the plan for reinvestment, during 2006, we made expenditures for capital additions and improvements and other qualifying amounts at our domestic facilities in excess of the $42,157,000 cash dividend amount. As a result, we recorded a related tax expense of $1,702,000 for the cash dividend repatriation.

Taxes on Foreign Income

Pre-tax income attributable to foreign sources for fiscal 2007, fiscal 2006 and fiscal 2005 is as noted above. Without regard to the one-time repatriation discussed above, as of May 31, 2007, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB Company, LLC joint venture. Accordingly, where this election has been made, no deferred tax liability has been recorded for those foreign earnings. Undistributed earnings of our consolidated foreign subsidiaries at May 31, 2007, amounted to $150,657,000. If such earnings were not permanently reinvested, a deferred tax liability of $16,191,000 would have been required.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

In thousands	2007	2006
Deferred tax assets:
Accounts receivable	$3,044	$3,204
Inventories	4,024	3,535
Accrued expenses	14,900	16,209
Net operating loss carryforwards	17,048	17,841
Tax credit carryforwards	1,012	2,841
Income taxes	-	1,025
Stock options	1,173	-
Other	1,082	-

Total deferred tax assets	42,283	44,655
Valuation allowance for deferred tax assets	(12,930)	(15,931)

Net deferred tax assets	29,353	28,724
Deferred tax liabilities:
Property, plant and equipment	94,462	98,505
Derivative contracts	8,013	11,413
Undistributed earnings of unconsolidated affiliates	14,552	13,557
Income taxes	463	-
Other	249	38

Total deferred tax liabilities	117,739	123,513

Net deferred tax liability	$88,386	$94,789

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

In thousands	2007	2006
Current assets:
Deferred income taxes	$13,067	$15,854
Other assets:
Deferred income taxes	4,530	3,967
Noncurrent liabilities:
Deferred income taxes	105,983	114,610

Net deferred tax liabilities	$88,386	$94,789

At May 31, 2007, we had tax benefits for federal net operating loss carryforwards of $158,000 that expire from fiscal 2008 to fiscal 2019. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2007, we had tax benefits for state net operating loss carryforwards of $11,129,000 that expire from fiscal 2008 to fiscal 2027 and state credit carryforwards of $346,000 that expire from fiscal 2008 to fiscal 2023. At May 31, 2007, we had tax benefits for foreign net operating loss carryforwards of $5,762,000 for income tax purposes that expire from fiscal 2008 to fiscal 2010. At May 31, 2007, we had tax benefits for foreign tax credit carryforwards of $1,003,000 that expire in fiscal 2016.

A valuation allowance of $12,930,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards and foreign tax credit carryforwards. The valuation allowance includes $1,161,000 for federal, $10,224,000 for state and $1,545,000 for foreign. The majority of the federal valuation allowance relates to the foreign tax credit with the remainder relating to the net operating loss carryforward. The majority of the state valuation allowance relates to owning the Decatur, Alabama, facility while the foreign valuation allowance relates to operations in Portugal and China. We have determined that it is more likely than not that there will not be sufficient taxable income in future years to utilize all of the net operating loss carryforwards.

Note E – Employee Pension Plans

We provide retirement benefits to employees mainly through contributory, deferred profit sharing plans. Contributions to the deferred profit sharing plans are determined as a percentage of our pre-tax income before profit sharing, with contributions guaranteed to represent at least 3% of the participants’ compensation. We match employee contributions at 50% up to defined maximums. We also have one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan”). The Gerstenslager Plan is a non-contributory pension plan, which covers certain employees based on age and length of service. Our contributions comply with ERISA’s minimum funding requirements.

Effective May 31, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. It did not materially impact our financial position or results of operations. Also, as required by SFAS No. 158, for our fiscal year ending May 31, 2009, and thereafter, we will measure the assets and benefit obligations of the Gerstenslager Plan at May 31, rather than the current March 31 measurement date. We do not expect the change in measurement date to materially affect our financial position or results of operations.

The following table summarizes the components of net periodic pension cost, for the Gerstenslager Plan (i.e. the defined benefit plan) and the defined contribution plans for the years ended May 31:

In thousands	2007	2006	2005
Defined benefit plan:
Service cost	$610	$700	$696
Interest cost	818	719	646
Actual return on plan assets	(1,257)	(1,621)	(622)
Net amortization and deferral	396	1,149	323

Net pension cost on defined benefit plan	567	947	1,043
Defined contribution plans	9,694	9,663	10,776

Total pension cost	$10,261	$10,610	$11,819

The following actuarial assumptions were used for our defined benefit plan:

	2007	2006	2005
To determine benefit obligation:
Discount rate	6.14%	6.03%	5.61%
To determine net periodic pension cost:
Discount rate	6.03%	5.61%	5.75%
Expected long-term rate of return	8.00%	8.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The expected long-term rate of return on the defined benefit plan in fiscal 2007, fiscal 2006 and fiscal 2005 was based on the actual historical returns adjusted for a change in the frequency of lump sum settlements upon retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the defined benefit plan during fiscal 2007 and fiscal 2006 as of the March 31, measurement date:

In thousands	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$13,696	$13,356
Service cost	610	700
Interest cost	818	719
Actuarial gain	(327)	(935)
Benefits paid	(171)	(144)

Benefit obligation, end of year	$14,626	$13,696

Change in plan assets
Fair value, beginning of year	$13,373	$9,237
Actual return on plan assets	1,257	1,621
Company contributions	1,677	2,659
Benefits paid	(172)	(144)

Fair value, end of year	$16,135	$13,373

Funded Status	$1,509	$(324)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$1,509	$699
Current liabilities	-	(324)
Cumulative other comprehensive income	909	932

Amounts recognized in cumulative other comprehensive income consist of:
Minimum pension liability	$-	$932
Net loss	450	-
Prior service cost	459	-

Total	$909	$932

The following table shows other changes in plan assets and benefit obligations recognized in other comprehensive income during May 31:

In thousands	2007	2006
Adjustment to minimum liability	$483	$(2,083)
Net actuarial gain	(483)	-
Amortization of net loss	-	-
Amortization of prior service cost	(240)	-
Elimination of minimum liability	(483)	-

Total recognized in other comprehensive income	$(723)	$(2,083)

Total recognized in net periodic benefit cost and other comprehensive income	$(156)	$(1,136)

The estimated prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $240,000.

Plan assets for the defined benefit plan consist principally of the following as of the March 31 measurement date:

	2007	2006
Asset category
Equity securities	70%	70%
Debt securities	30%	30%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumption of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20-40% fixed income investments. No contributions to the defined benefit plan are expected during fiscal 2008. The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid:

In thousands
2008	$182
2009	243
2010	268
2011	327
2012	392
2013-2017	3,464

Austrian commercial law requires us to pay severance and service benefits to employees. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these plans was $5,768,000 and $5,361,000 at May 31, 2007 and 2006, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $588,000, $580,000, and $570,000 for fiscal 2007, fiscal 2006 and fiscal 2005. The assumed salary rate increase was 3.5 % for fiscal 2007, fiscal 2006 and fiscal 2005. The discount rate at May 31, 2007, 2006 and 2005 was 4.80%, 4.70% and 5.61%.

Note F – Stock-Based Compensation

Under our employee and non-employee directors stock-based compensation plans, we may grant incentive or non-qualified stock options and performance shares to employees, and non-qualified stock options and restricted stock to non-employee directors. The stock options may be granted to purchase common shares at not less than 100% of fair market value on the date of the grant. All outstanding options are non-qualified stock options. The exercise price of all options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, the options granted to employees vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years after the date of grant. The non-qualified stock options granted to non-employee directors vest and become exercisable on the first to occur of (a) the first anniversary of the date of grant and (b) as to any option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc., the date on which the next annual meeting of shareholders is held following the date of grant. In addition to the stock options previously discussed, we have awarded performance shares that are contingent (i.e., vest) upon achieving corporate targets for economic value added, earnings per share and operating income targets for the three-year period ending May 31, 2009. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the three-year performance period ending May 31, 2009. The restricted shares granted to non-employee directors are valued at the closing market price of common shares of Worthington Industries, Inc. on the date of the grant. The restricted shares vest under the same parameters used for non-employee director stock options discussed above.

Effective June 1, 2006, we adopted SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, to be recorded as expense in the statement of earnings based on their fair values. In adopting SFAS 123(R), we selected the modified prospective transition method. This method requires that compensation expense be recorded prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the stock options on the date of grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. We calculate the fair value of the stock options using the Black-Scholes option pricing model and certain assumptions. The assumptions used to value grants are disclosed below.

Shareholders approved the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors on September 27, 2006, under which, on that date, each non-employee director was awarded a stock option to purchase 5,000 common shares and a restricted stock award covering 1,300 common shares. The stock options were valued with the same assumptions as our June 1, 2006, awards as disclosed below. The restricted stock was valued at $17.23, the price of our common shares at market close on September 27, 2006.

The computation of fair values for all stock options use the following assumptions: the expected volatility, which is based on the historical volatility of the common shares of Worthington Industries, Inc.; and the risk-free interest rate, which is based on the United States Treasury strip rate for the expected term of the stock option. The expected term was developed using the simplified approach allowed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

The weighted average fair value of stock options granted in fiscal 2007, fiscal 2006 and fiscal 2005 was $4.08, $3.62, and $3.14, based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005
Assumptions used:
Dividend yield	3.60%	3.58%	3.33%
Expected volatility	38.10%	25.00%	25.00%
Risk-free interest rate	5.00%	4.38%	3.88%
Expected life (years)	6.5	6.6	6.6

The calculated pre-tax stock-based compensation expense for fiscal 2007 was recorded in selling, general and administrative expense and totaled $3,519,000. The after-tax impact was $2,215,000.

In fiscal 2006, as allowed by SFAS 123, stock options were accounted for using the intrinsic-value method (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the stock option). Under that method, no compensation expense was recognized on the grant date, since on that date the stock option exercise price equaled the market price of the underlying common shares. However, we complied with the disclosure-only provisions of SFAS 123. “Note A - Summary of Significant Accounting Policies” summarizes this information as disclosed in the prior year on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123.

The following tables summarize our activities in stock option plans for the years ended May 31:

	2007		2006		2005
In thousands, except per share	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price
Outstanding, beginning of year	5,588	$16.09	5,803	$15.48	5,395	$13.86
Granted	799	18.15	762	17.18	2,035	19.23
Exercised	(673)	14.87	(773)	12.12	(1,040)	13.12
Expired	(174)	20.09	(71)	19.76	(358)	19.19
Forfeited	(299)	17.85	(133)	17.32	(229)	15.62

Outstanding, end of year	5,241	16.33	5,588	16.09	5,803	15.48

Exercisable at end of year	2,680	14.81	2,702	14.33	2,581	13.41

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2007
Outstanding	5,241	6.02	$25,078
Exercisable	2,680	4.52	16,907

May 31, 2006
Outstanding	5,588	6.32	10,146
Exercisable	2,702	4.63	8,891

May 31, 2005
Outstanding	5,803	6.67	13,239
Exercisable	2,581	4.63	9,648

During fiscal 2007, the total intrinsic value of stock options exercised was $4,529,000. The total amount of cash received from employees exercising stock options was $9,866,000 during fiscal 2007, and the related net tax benefit realized from the exercise of these stock options was $2,370,000 during the same period. In addition, the excess tax benefits of $2,370,000, included in additional paid-in-capital, were reclassified in the consolidated statement of cash flows to financing activities from operating activities.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2007:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	2,886	$3.61
Granted	799	5.25
Vested	(825)	3.26
Forfeited	(299)	4.32

Non-vested, end of year	2,561	$4.08

At May 31, 2007, total unrecognized compensation cost related to non-vested non-qualified stock option awards and performance shares was $7,425,000, which will be expensed over the next five fiscal years.

Note G – Contingent Liabilities and Commitments

We are defendants in certain legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not significantly affect our consolidated financial position or future results of operations. We believe that environmental issues will not have a material effect on our capital expenditures, consolidated financial position or future results of operations.

To secure access to a facility used to regenerate acid used in certain steel processing locations, we have entered into unconditional purchase obligations with a third party under which three of our steel processing facilities deliver their spent acid for processing annually through fiscal 2019. In addition, we are required to pay for freight and utilities used in regenerating the spent acid. Total net payments to this third party were $5,048,000, $5,391,000, and $4,913,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The aggregate amount of required future payments at May 31, 2007, is as follows (in thousands):

2008	$2,367
2009	2,367
2010	2,367
2011	2,367
2012	2,367
Thereafter	16,569

Total	$28,404

We may terminate the unconditional purchase obligations by purchasing this facility. At May 31, 2007, the cost of this purchase option is not expected to exceed certain debt of the supplier related to the facility, which was approximately $10,600,000.

At the closing of the sale of our Decatur, Alabama facility on August 1, 2004, the unconditional purchase obligation associated with Decatur was eliminated. The estimated termination cost was recorded in first quarter of fiscal 2005. See “Note N – Impairment Charges and Restructuring Expense” for more information.

Note H – Segment Data

Our operations include three reportable segments: Steel Processing, Metal Framing and Pressure Cylinders. Factors used to identify these segments include the products and services provided by each segment as well as the management reporting structure used. A discussion of each segment is outlined below.

Steel Processing:    The Steel Processing reportable segment consists of the Worthington Steel business unit, which includes Precision Specialty Metals, Inc. (“PSM”). Worthington Steel is an intermediate processor of flat-rolled steel. This segment’s processing capabilities include pickling, slitting, cold reduction, hot-dipped galvanizing, hydrogen annealing, cutting-to-length, tension leveling, edging, non-metallic coating, including dry lubrication, acrylic and paint, configured blanking and stamping. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container, and aerospace markets.

Metal Framing:    The Metal Framing reportable segment consists of the Dietrich Metal Framing business unit, which designs and manufactures metal framing components and systems and related accessories for the commercial and residential construction markets within the United States and Canada. Dietrich’s customers primarily consist of wholesale distributors, commercial and residential building contractors, and mass merchandisers.

Pressure Cylinders:    The Pressure Cylinders reportable segment consists of the Worthington Cylinders business unit. Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) cylinders, refrigerant gas cylinders and high-pressure and industrial/specialty gas cylinders. The LPG cylinders are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential heating systems, industrial forklifts, hand held torches, propane-fueled camping equipment and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders hold refrigerant gases for commercial and residential air conditioning and refrigeration systems and for automotive air conditioning systems. High-pressure and industrial/specialty gas cylinders are containers for gases used in the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer manufacturers, and non-refillable cylinders for “Balloon Time®” helium kits.

Other:    Included in Other are operating segments that do not fit into the reportable segments, and are immaterial for purposes of separate disclosure, and other corporate related entities. These operating segments are: Automotive Body Panels, Construction Services and Steel Packaging. Each of these segments is explained in more detail below.

Automotive Body Panels: This operating segment consists of the Gerstenslager business unit and provides services including stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers, primarily in the automotive industry.

Construction Services: This operating segment consists of Worthington Integrated Building Systems, LLC, and includes Worthington Mid-Rise Construction, Inc. (formerly known as Dietrich Building Systems, Inc.), which designs and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; Worthington Military Construction, LLC (formerly known as Dietrich Residential Construction), which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military; and a mid-rise light-gauge steel framed construction project in China entered into primarily for research and development purposes.

Steel Packaging: This operating segment consists of Worthington Steelpac Systems, LLC (“Steelpac”) and designs and manufactures reusable custom platforms, racks, and pallets made of steel for supporting, protecting and handling products throughout the shipping process for industries such as automotive, lawn and garden and recreational vehicles.

The accounting policies of the operating segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate segment performance based on operating income. Inter-segment sales are not material.

Summarized financial information for our reportable segments as of, and for the indicated years ended, May 31, is shown in the following table.

In thousands	2007	2006	2005
Net sales
Steel Processing	$1,460,665	$1,486,165	$1,719,312
Metal Framing	771,406	796,272	843,866
Pressure Cylinders	544,826	461,875	408,271
Other	194,911	152,867	107,435

Total	$2,971,808	$2,897,179	$3,078,884

Operating income (loss)
Steel Processing	$55,382	$61,765	$127,090
Metal Framing	(9,159)	46,735	113,747
Pressure Cylinders	84,649	49,275	33,575
Other	(1,727)	(171)	(7,062)

Total	$129,145	$157,604	$267,350

Depreciation and amortization
Steel Processing	$25,662	$22,898	$21,914
Metal Framing	16,628	16,231	14,113
Pressure Cylinders	9,858	10,853	10,929
Other	9,321	9,134	10,918

Total	$61,469	$59,116	$57,874

Total assets
Steel Processing	$815,070	$812,024	$781,049
Metal Framing	476,100	498,409	496,155
Pressure Cylinders	357,696	277,300	268,862
Other	165,316	312,664	283,939

Total	$1,814,182	$1,900,397	$1,830,005

Capital expenditures
Steel Processing	$14,030	$14,303	$5,887
Metal Framing	15,657	19,700	20,549
Pressure Cylinders	14,068	7,916	4,925
Other	13,936	18,209	14,957

Total	$57,691	$60,128	$46,318

Net sales by geographic region for the years ended May 31 are shown in the following table:

In thousands	2007	2006	2005
United States	$2,750,342	$2,734,341	$2,935,879
Canada	29,238	24,760	22,906
Europe	192,228	138,078	120,099

Total	$2,971,808	$2,897,179	$3,078,884

Net fixed assets by geographic region as of May 31 are shown in the following table:

In thousands	2007	2006	2005
United States	$535,463	$520,410	$526,756
Canada	1,713	2,218	2,378
Europe	27,089	24,276	23,822

Total	$564,265	$546,904	$552,956

Note I – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2007, fiscal 2006 and fiscal 2005 totaled $34,915,000, $30,503,000, and $27,674,000. Purchases from affiliated companies for fiscal 2007, fiscal 2006 and fiscal 2005 totaled $6,394,000, $9,063,000, and $13,652,000. Accounts receivable from affiliated companies were $2,019,000 and $1,922,000 at May 31, 2007 and 2006. Accounts payable to affiliated companies were $1,349,000 and $1,674,000 at May 31, 2007 and 2006.

Note J – Investments in Unconsolidated Affiliates

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2007, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (“VWS”) (49%) and Accelerated Building Technologies, LLC (50%).

On July 20, 2006, Dietrich announced that it had formed a joint venture with NOVA Chemicals Corporation (Accelerated Building Technologies, LLC, formerly Dietrich/NOVA, LLC) to develop and manufacture durable, energy-saving composite construction products and systems. The joint venture’s focus is on developing and manufacturing cost-effective insulated metal framing panels intended to facilitate the use of steel framing products for exterior walls in geographic regions where interior/exterior temperature variations may cause condensation.

On April 25, 2006, Worthington Steel sold its 50% equity interest in Acerex, S.A. de C.V., a joint venture operating a steel processing facility in Monterrey, Mexico, to its partner Ternium, S.A. for $44,604,000 cash, resulting in a pre-tax gain of $26,609,000. As a result of the sale, a foreign currency translation loss of $5,875,000 was reclassified from cumulative other comprehensive income.

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

We received distributions from unconsolidated affiliates totaling $131,723,000, $57,040,000 and $28,520,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Financial information for affiliated companies accounted for using the equity method as of, and for the years ended, May 31, was as follows:

In thousands	2007	2006	2005
Cash	$64,190	$93,877	$111,070
Other current assets	154,797	163,718	204,238
Noncurrent assets	102,261	109,841	142,065

Current maturities of long-term debt	$3,158	$3,158	$56,000
Other current liabilities	78,281	81,176	99,894
Long-term debt	124,214	37,813	33,362
Other noncurrent liabilities	7,228	6,049	3,061

Net sales	$652,178	$810,271	$767,041
Gross margin	183,603	188,109	163,947
Depreciation and amortization	14,164	18,479	20,234
Interest expense	3,701	3,346	3,421
Income tax expense	6,674	18,318	4,168
Net earnings	124,456	108,672	100,307

Our share of undistributed earnings of unconsolidated affiliates was $1,818,000 at May 31, 2007.

Note K – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

In thousands, except per share	2007	2006	2005
Numerator (basic & diluted):
Net earnings – income available to common shareholders	$113,905	$145,990	$179,412

Denominator:
Denominator for basic earnings per share –weighted average shares	86,351	88,288	87,646
Effect of dilutive securities	651	688	857

Denominator for diluted earnings per share –adjusted weighted average shares	87,002	88,976	88,503

Earnings per share – basic	$1.32	$1.65	$2.05
Earnings per share – diluted	1.31	1.64	2.03

Stock options covering 1,818,813, 2,137,798, and 2,319,218 common shares for fiscal 2007, fiscal 2006 and fiscal 2005 have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

Note L – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $13,359,000, $12,637,000 and $10,328,000 in fiscal 2007, fiscal 2006 and fiscal 2005. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2007, are as follows:

In thousands
2008	$11,793
2009	11,140
2010	10,216
2011	9,185
2012	7,319
Thereafter	19,988

Total	$69,641

We invested $16,400,000 in a new aircraft, which represented progress payments on an estimated purchase price of $19,500,000. This investment was recorded in assets held for sale at May 31, 2006, pending the sale and subsequent leaseback of the aircraft during fiscal 2007.

Note M – Sale of Accounts Receivable

We maintain a $100,000,000 revolving trade accounts receivable securitization facility. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectibility of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. Facility fees of $580,000, $103,000, and $887,000 were incurred during fiscal 2007, fiscal 2006 and fiscal 2005, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income.

As of May 31, 2007 and 2006, no undivided interest in this pool of accounts receivable had been sold. If sold, the proceeds from the sale would be reflected as a reduction of accounts receivable on the consolidated balance sheets and as operating cash flows in the consolidated statements of cash flows.

Note N – Impairment Charges and Restructuring Expense

Effective August 1, 2004, we closed the sale of our Decatur, Alabama, steel-processing facility and its cold-rolling assets to Nucor Corporation (“Nucor”) for $80,392,000 cash. However, as a result of a sale agreement entered into on May 26, 2004, we recorded a $67,400,000 pre-tax charge during our fourth quarter ended May 31, 2004. The charge included $66,642,000 for the impairment of assets at the Decatur facility and $758,000 for severance and employee related costs. The severance and employee related costs were due to the elimination of 40 administrative, production and other employee positions. The after-tax impact of this charge was $41,788,000 or $0.48 per diluted share. An additional pre-tax charge of $5,608,000, mainly relating to contract termination costs, was recognized during the first quarter of fiscal 2005. As of May 31, 2005, 35 employees had been terminated, and we paid severance and other employee related costs of $471,000. The sale excluded the slitting and cut-to-length assets and net working capital associated with this facility. We remain in a portion of the Decatur facility under a long-term lease with Nucor and continue to serve customers requiring steel processing services in our core business of slitting and cutting-to-length.

Note O – Goodwill and Other Intangibles

We use the purchase method of accounting for any business combinations initiated after June 30, 2002, and recognize amortizable intangible assets separately from goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The annual impairment test was performed during the fourth quarters of fiscal 2007 and fiscal 2006, and no goodwill was written off as a result. We have no intangibles with indefinite lives other than goodwill.

Goodwill by segment is summarized as follows at May 31:

In thousands	2007	2006
Metal Framing	$97,176	$97,010
Pressure Cylinders	75,564	74,357
Other	6,701	6,404

Total	$179,441	$177,771

The change in goodwill is primarily due to foreign currency translation adjustments.

Other amortizable intangible assets are summarized as follows at May 31:

	2007		2006
In thousands	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$11,518	$5,218	$10,618	$4,126
Customer relationships	11,738	3,810	7,238	3,211
Non compete agreement	1,520	301	-	-

Total	$24,776	$9,329	$17,856	$7,337

The increase in other intangibles is due to the PSM acquisition. Amortization expense was $1,991,000, $2,348,000, and $2,465,000 for fiscal 2007, fiscal 2006 and fiscal 2005. These intangible assets are amortized on the straight-line method over their estimated useful lives, which range from 2 to 15 years.

Estimated amortization expense for these intangibles for the next five fiscal years is as follows:

In thousands
2008	$2,209
2009	2,209
2010	1,972
2011	1,608
2012	1,511

Note P – Guarantees and Warranties

As of May 31, 2007, we had guarantees totaling $27,154,000 related to residual value guarantees for certain aircraft leases and for purchases by one of our unconsolidated joint ventures and a subsidiary.

We have established reserves for anticipated sales returns and allowances including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at May 31, 2007 and 2006.

Note Q – Acquisitions

On August 16, 2006, we purchased 100% of the capital stock of PSM for $31,727,000, net of cash acquired. PSM is a specialty stainless steel processor located in Los Angeles, California and is included in our Steel Processing reporting segment. The purchase price is subject to change due to certain targeted earn-outs of up to $8,500,000 through August 2009. The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and included the accrual of $4,784,000 of the earn-out as it was deemed to be probable of payment and the fair value of the identifiable net assets exceeded the purchase price. The allocation was as follows:

(in thousands)
Current assets	$15,732
Intangibles	6,920
Property, plant and equipment, net	20,400

Total assets	43,052
Current liabilities	3,968

Identifiable net assets	39,084
Earnout liability	4,784

Total purchase price	34,300
Less: cash acquired	(2,573)

Purchase price, net of cash	$31,727

On November 30, 2005, we acquired the remaining 40% interest in Dietrich Metal Framing Canada, Inc. (“DMF Canada”) from the minority shareholder, Encore Coils Holdings Ltd., for $3,003,000 cash. The acquisition was recorded using the purchase accounting method, and 100% of the results of DMF Canada, which were previously reduced by the minority interest, have been included in the consolidated results of the Metal Framing segment since the date of acquisition. The excess of the purchase price over the historical book value of $1,649,000 was allocated to goodwill. On November 5, 2004, we had formed a 60%-owned consolidated Canadian metal framing joint venture with Encore, operating under the name Dietrich Metal Framing Canada, Inc. At the time, we contributed an aggregate of $1,700,000 to the joint venture.

On October 17, 2005, we acquired the remaining 50% interest in DRC from its partner, Pacific, for $3,773,000 cash and debt assumption of $4,153,000. The acquisition was recorded using the purchase accounting method, and the results of DRC, which were previously reported as equity in net income of an unconsolidated affiliate, have been included in the consolidated results of the “Other” category since the date of acquisition. The excess of the purchase price over the historical book value of $6,404,000 was allocated to goodwill.

Pro forma results, including the acquired businesses described above since the beginning of the fiscal year of their respective acquisition, would not be materially different than actual results.

Note R – Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2007 and fiscal 2006:

In thousands, except per share	Three Months Ended
Fiscal 2007	August 31	November 30	February 28	May 31
Net sales	$778,720	$729,262	$677,250	$786,576
Gross margin	121,351	84,098	56,319	99,864
Net earnings	43,227	26,945	5,510	38,223

Earnings per share - basic	$0.49	$0.31	$0.07	$0.45
Earnings per share - diluted	0.48	0.31	0.06	0.45

Fiscal 2006	August 31	November 30	February 28	May 31
Net sales	$694,147	$699,516	$681,548	$821,968
Gross margin	75,352	103,408	78,902	113,972
Net earnings	28,407	39,028	19,157	59,398

Earnings per share - basic	$0.32	$0.44	$0.22	$0.67
Earnings per share - diluted	0.32	0.44	0.21	0.67

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Results for the first quarter of fiscal 2006 (ended August 31, 2005), were positively impacted by a $5,251,000 reduction in taxes, or $0.06 per diluted share, related to the modification of corporate tax laws in the state of Ohio enacted June 30, 2005.

Results for the second quarter of fiscal 2006 (ended November 30, 2005), were positively impacted by a $5,300,000 reduction in insurance reserves, or $0.04 per diluted share. These reserves are supported by a third party actuarial analysis of loss history. Due to facility consolidations, a focus on and investment in safety initiatives, and an emphasis on property loss prevention and product quality, loss history had improved significantly. This improvement was reflected in the actuarial analysis of loss history and resulted in this favorable reduction to reserves.

Results for the third quarter of fiscal 2006 (ended February 28, 2006), included three corrections related to prior periods, which negatively impacted net earnings and diluted earnings per share by $3,200,000, and $0.04, respectively. A description of the issues and the impact of the corrections are as follows:

•

Under-accrual of income taxes over the prior five years at the Acerex, S.A. de C.V. (“Acerex”) joint venture in Mexico resulted in a $6,062,000 decrease in equity in net income of unconsolidated affiliates.

•	Under-accrual of consulting expenses during the previous five quarters resulted in a $3,985,000 increase to selling, general and administrative (“SG&A”) expense.

•

Over-accrual in the consolidated income tax provision over the prior nine years relating to the foreign earnings of our Worthington Armstrong Venture (“WAVE”) joint venture resulted in a $3,200,000 reduction to income tax expense.

The net impact of these corrections was not material to earnings for any previously reported fiscal year or to the trend of earnings.

Results for the fourth quarter of fiscal 2006 (ended May 31, 2006), were positively impacted by a $26,604,000 pre-tax gain, or $0.14 per diluted share, from the sale of a 50% interest in Acerex.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description	Balance at Beginning of Period	Additions		Deductions – Describe	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts – Describe

Year Ended May 31, 2007: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,964,000	399,000	1,000 (A)	1,723,000 (B)	$3,641,000

Year Ended May 31, 2006: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$11,225,000	830,000	193,000 (A)	7,284,000 (B)	$4,964,000

Year Ended May 31, 2005: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$6,870,000	5,583,000	104,000 (A)	1,332,000 (B)	$11,225,000

Note A – Miscellaneous amounts.

Note B – Uncollectible accounts charged to the allowance and a favorable bankruptcy settlement of $5,515,000 during the year ended May 31, 2006.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2007). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In March of 2007, we implemented new internal corporate tax processes and systems due to the termination of the tax out-sourcing relationship with a third-party. We believe that the new corporate tax processes and systems will enhance existing internal controls over financial reporting by providing management with greater visibility and involvement over control operations. Additionally, we implemented a new computer system to enhance automation of manufacturing processes within two of our Steel Processing plants as the first phase of our plan to upgrade all Steel Processing locations. We believe the new computer system will enhance existing internal controls over financial reporting by automating certain control functions related to key manufacturing processes, such as inventory management.

There were no other changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

During fiscal 2007, we acquired Precision Specialty Metals, Inc (“PSM”). As permitted by the rules and regulations of the Securities and Exchange Commission, management excluded PSM from management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2007. PSM constituted 2.5% of consolidated net assets as of May 31, 2007, and 1.6% of consolidated net sales for the fiscal year ended May 31, 2007. PSM will be included in management’s assessment of the effectiveness of internal control over financial reporting for Worthington Industries, Inc. and its consolidated subsidiaries as of May 31, 2008.

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of May 31, 2007. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2007 and independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP issued the following attestation report concurring with management’s assessment:

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited management’s assessment, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting, that Worthington Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Worthington Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Worthington Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Worthington Industries, Inc. and subsidiaries acquired Precision Specialty Metals, Inc. (“PSM”) during fiscal 2007. Management excluded from its assessment of the effectiveness of Worthington Industries, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2007, PSM’s internal control over financial reporting. PSM constituted 2.5% of consolidated net assets as of May 31, 2007, and 1.6% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of Worthington Industries, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of PSM.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2007, and our report dated July 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2007

Item 9B. – Other Information

Not applicable.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 26, 2007 (the “2007 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2007 Annual Meeting (“Worthington Industries’ Definitive 2007 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2007 (the fiscal year ended May 31, 2007).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2007 Proxy Statement.

Procedures for Recommending Director Nominees

The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNENCE – Nominating Procedures” in Worthington Industries’ Definitive 2007 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2007 Proxy Statement.

Code of Conduct; Committee Charters; Corporate Governance Guidelines

Worthington Industries’ Board of Directors has adopted Charters for each of the Audit Committee, the Compensation and Stock Option Committee, the Executive Committee and the Nominating and Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors of Worthington Industries has adopted a Code of Conduct covering the directors, officers and employees of Worthington Industries and its subsidiaries, including Worthington Industries’ Chairman of the Board and Chief Executive Officer (the principal executive officer), Worthington Industries’

President and Chief Financial Officer (the principal financial officer) and Worthington Industries’ Controller (the principal accounting officer). The Registrant will disclose the following events, if they occur, in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of Worthington Industries’ Code of Conduct that (i) applies to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Worthington Industries will disclose any waivers from the provisions of the Code of Conduct granted to a director or executive officer of Worthington Industries in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the “Investor Relations” section of Worthington Industries’ web site located at www.worthingtonindustries.com. Interested persons may also obtain copies of each of these documents, without charge, by writing to the Investor Relations Department of Worthington Industries at Worthington Industries, Inc., 200 Old Wilson Bridge Road, Columbus, Ohio 43085, Attention: Allison M. Sanders. In addition, a copy of the Code of Conduct is filed as Exhibit 14 to this Annual Report on Form 10-K as noted in the “Index to Exhibits.”

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2007 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2007 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Worthington Industries’ Definitive 2007 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2007 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2007 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John H. McConnell and John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2007 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Director Independence” in Worthington Industries’ Definitive 2007 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2007 and 2006

Consolidated Statements of Earnings for the fiscal years ended May 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the fiscal years ended May 31, 2007, 2006 and     2005

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2007, 2006 and 2005

(2)	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information has been presented in the aforementioned consolidated financial statements or notes thereto.

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

(c)	Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) is filed with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2007	By:	/s/ John P. McConnell
John P. McConnell
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	July 30, 2007	Director, Chairman of the Board and Chief Executive Officer

/s/ John S. Christie John S. Christie	July 30, 2007	Director, President and Chief Financial Officer

/s/ Richard G. Welch Richard G. Welch	July 30, 2007	Controller (Principal Accounting Officer)

* John B. Blystone	*	Director

* William S. Dietrich, II	*	Director

* Michael J. Endres	*	Director

* Peter Karmanos, Jr.	*	Director

* John R. Kasich	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors and filed with this report.

*By:	/s/ John P. McConnell	Date: July 30, 2007
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with Ohio Secretary of State on October 13, 1998

Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc., an Ohio corporation (the “Registrant”), for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

3.2	Code of Regulations of Worthington Industries, Inc., as amended through September 28, 2000 [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (SEC File No. 1-8399)

4.1

Form of Indenture, dated as of May 15, 1996, between Worthington Industries, Inc. and Bank of New York, as successor Trustee [Bank of New York succeeded J.P. Morgan Trust Company, National Association as successor Trustee; which was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association], relating to up to $450,000,000 of debt securities

Incorporated herein by reference to Exhibit 4(a) to the Annual Report on Form 10-K of Worthington Industries, Inc., a Delaware corporation (“Worthington Delaware”), for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

4.2	Form of 6.7% Note due December 1, 2009	Incorporated herein by reference to Exhibit 4(f) to the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

4.3

Second Supplemental Indenture, dated as of December 12, 1997, between Worthington Industries, Inc. and Bank of New York, as successor Trustee [Bank of New York succeeded J.P. Morgan Trust Company, National Association, as successor Trustee; which was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

Incorporated herein by reference to Exhibit 4(g) to the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

4.4

Third Supplemental Indenture, dated as of October 13, 1998, among Worthington Industries, Inc., a Delaware corporation, Worthington Industries, Inc., an Ohio corporation, and Bank of New York, as successor Trustee [Bank of New York succeeded

Incorporated herein by reference to Exhibit 4(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

J.P. Morgan Trust Company, National Association, as successor Trustee; which was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

4.5

Fourth Supplemental Indenture, dated as of May 10, 2002, between Worthington Industries, Inc. and Bank of New York, as successor Trustee [Bank of New York succeeded J.P. Morgan Trust Company, National Association, as successor Trustee; which was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

Incorporated by reference to Exhibit 4(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

4.6	Tri-Party Agreement, dated as of October 30, 2006, among The Bank of New York Trust Company, N.A., U. S. Bank National Association and Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7

$435,000,000 Second Amended and Restated Revolving Credit Agreement, dated as of September 29, 2005, among Worthington Industries, Inc., as Borrower; the Lenders party thereto; PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent; and The Bank of Nova Scotia, as Syndication Agent and Sole Bookrunner; with The Bank of Nova Scotia and PNC Capital Markets, Inc. serving as Joint Lead Arrangers, and U.S. Bank National Association, Wachovia Bank, National Association and Comerica Bank serving as Co-Documentation Agents

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2005 and filed with the SEC on the same date (SEC File No. 1-8399)

4.8

Note Purchase Agreement, dated December 17, 2004, between Worthington Industries, Inc. and Allstate Life Insurance Company, Connecticut General Life Insurance Company, United of Omaha Life Insurance Company and Principal Life Insurance Company

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.9	Form of Floating Rate Senior Note due December 17, 2014	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.10

First Amendment to Note Purchase Agreement, dated as of December 19, 2006, between Worthington Industries, Inc. and the purchasers named therein regarding the Note Purchase Agreement, dated as of December 17, 2004, and the $100,000,000 Floating Rate Senior Notes due December 17, 2014

Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006 (SEC File No. 1-8399)

4.11	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (SEC File No. 1-8399)

10.3	Amendment No. 1 to the Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan, executed as of November 17, 2005 and effective as of January 1, 2005*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2005 and filed with the SEC on November 18, 2005 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. 2005 Deferred Compensation Plan for Directors*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (SEC File No. 1-8399)

10.6	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

10.7	Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals most recently approved by shareholders on September 25, 2003)*	Incorporated herein by reference to Exhibit 10(e) to Worthington Delaware’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

10.8	Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.9	Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (reflects amendments through September 25, 2003) from and after September 25, 2003*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10.10

Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors from and after September 25, 2003*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.11	Worthington Industries, Inc. 2003 Stock Option Plan (as approved by shareholders on September 25, 2003)*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10.12	Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.13	Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors*	Incorporated herein by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2006 (SEC Registration No. 333-137614)

10.14

Form of Nonqualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of nonqualified stock options to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of nonqualified stock options to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.15

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock on September 27, 2006 to non-employee directors of Worthington Industries, Inc. and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.16

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.17

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.18

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.19

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.20	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.21	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.22	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.23	Description of the Worthington Industries, Inc. Executive Bonus Plan*	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.24	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (SEC File No. 1-8399)

10.25	Form of Letter Evidencing Cash Performance Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.26

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for 3-Year Period Ending May 31, 2009*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.27

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for 3-Year Period Ending May 31, 2010*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2007 and filed with the SEC on the same date (SEC File No. 1-8399)

10.28	Settlement and Release Agreement between Edmund L. Ponko, Jr. (executed on June 19, 2007) and Dietrich Industries, Inc. (executed on June 18, 2007)	Filed herewith

14	Worthington Industries, Inc. Code of Conduct	Filed herewith

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	Filed herewith

*	Indicates management contract or compensatory plan or arrangement