Form 10-Q
period 2007-08-31
WORTHINGTON INDUSTRIES INC
filed 2007-10-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

As of October 1, 2007, 81,195,326 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. –Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

•	future or expected performance, sales, operating results and earnings per share;
•	projected capacity and working capital needs;
•	pricing trends for raw materials and finished goods;
•	anticipated capital expenditures and asset sales;
•	projected timing, results, costs, charges and expenditures related to acquisitions or to facility startups, dispositions, shutdowns and consolidations;
•	targeted and expected savings through head count reductions, facility closures and other expense reductions;
•	new products and markets;
•	expectations for company and customer inventories, jobs and orders;
•	expectations for the economy and markets;
•	expected benefits from new initiatives;
•	expectations for improving margins and increasing shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitations, those that follow. We note these factors for investors as contemplated by the Act. It is impossible to predict or identify all such risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks and uncertainties.

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

•	changes in customer inventories, spending patterns, product choices, and supplier choices;
•	changes in the competitive environment;
•	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposures;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	adverse or favorable claims experience with respect to worker’s compensation, product recalls or liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions we use in the application of significant accounting policies;
•	levels of imports and import prices in our markets;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•

other risks described from time to time in filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	August 31, 2007	May 31, 2007
Assets
Current assets:
Cash and cash equivalents	$78,686	$38,277
Short-term investments	-	25,562
Receivables, less allowances of $4,002 and $3,641 at August 31, 2007 and May 31, 2007	384,224	400,916
Inventories:
Raw materials	251,427	261,849
Work in process	98,168	97,633
Finished products	95,567	88,382

Total inventories	445,162	447,864
Assets held for sale	4,546	4,600
Deferred income taxes	13,259	13,067
Prepaid expenses and other current assets	40,328	39,097

Total current assets	966,205	969,383

Investments in unconsolidated affiliates	58,178	57,540
Goodwill	179,839	179,441
Other assets	36,694	43,553
Property, plant & equipment, net	563,753	564,265

Total assets	$1,804,669	$1,814,182

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$284,309	$263,665
Notes payable	87,000	31,650
Accrued compensation, contributions to employee benefit plans and related taxes	40,962	46,237
Dividends payable	13,783	14,440
Other accrued items	46,880	45,519
Income taxes payable	18,249	18,983

Total current liabilities	491,183	420,494

Other liabilities	72,855	57,383
Long-term debt	245,000	245,000
Deferred income taxes	88,554	105,983

Total liabilities	897,592	828,860

Minority interest	47,899	49,321
Shareholders’ equity	859,178	936,001

Total liabilities and shareholders’ equity	$1,804,669	$1,814,182

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended August 31,
	2007	2006
Net sales	$758,955	$778,720
Cost of goods sold	680,170	657,369

Gross margin	78,785	121,351
Selling, general and administrative expense	54,949	66,626
Restructuring charges	3,832	-

Operating income	20,004	54,725
Other income (expense):
Miscellaneous expense	(908)	(365)
Interest expense	(4,638)	(4,345)
Equity in net income of unconsolidated affiliates	14,985	18,279

Earnings before income taxes	29,443	68,294
Income tax expense	9,275	25,067

Net earnings	$20,168	$43,227

Average common shares outstanding - basic	84,063	88,765

Earnings per share - basic	$0.24	$0.49

Average common shares outstanding - diluted	85,001	89,415

Earnings per share - diluted	$0.24	$0.48

Common shares outstanding at end of period	81,034	88,817

Cash dividends declared per share	$0.17	$0.17

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended August 31,
	2007	2006
Operating activities
Net earnings	$20,168	$43,227
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	15,486	14,931
Provision for deferred income taxes	1,747	844
Equity in net income of unconsolidated affiliates, net of distributions	(285)	(10,660)
Minority interest in net income of consolidated subsidiaries	1,998	1,616
Net loss on assets	2,392	825
Stock-based compensation	934	791
Excess tax benefits - stock-based compensation	(560)	(200)
Changes in assets and liabilities:
Accounts receivable	13,363	8,570
Inventories	2,703	(87,535)
Prepaid expenses and other current assets	1,718	(2,381)
Other assets	207	494
Accounts payable and accrued expenses	16,324	(72,611)
Other liabilities	(1,362)	(1,628)

Net cash provided (used) by operating activities	74,833	(103,717)

Investing activities
Investment in property, plant and equipment, net	(16,505)	(16,823)
Acquisitions, net of cash acquired	-	(31,150)
Investment in unconsolidated affiliate	-	(636)
Proceeds from sale of assets	46	884
Sales of short-term investments	25,562	2,173

Net cash provided (used) by investing activities	9,103	(45,552)

Financing activities
Proceeds from short-term borrowings	55,350	123,090
Proceeds from issuance of common shares	4,734	1,850
Excess tax benefits - stock-based compensation	560	200
Payments to minority interest	(2,400)	-
Repurchase of common shares	(87,310)	-
Dividends paid	(14,461)	(15,078)

Net cash provided (used) by financing activities	(43,527)	110,062

Increase (decrease) in cash and cash equivalents	40,409	(39,207)
Cash and cash equivalents at beginning of period	38,277	56,216

Cash and cash equivalents at end of period	$78,686	$17,009

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-Month Periods Ended August 31, 2007 and 2006

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we”, “our”, “Worthington” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) included in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008 (“fiscal 2008”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (“fiscal 2007”) of Worthington Industries, Inc. (the “2007 Form 10-K”).

Recently Issued Accounting Standards: In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, that establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), that improves financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, that is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. SFAS No. 159 is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2007	2006
Net sales
Steel Processing	$355,854	$400,988
Metal Framing	198,071	212,340
Pressure Cylinders	136,598	121,511
Other	68,432	43,881

Consolidated	$758,955	$778,720

Operating income (loss)
Steel Processing	$9,979	$20,797
Metal Framing	(8,003)	17,781
Pressure Cylinders	17,965	16,670
Other	63	(523)

Consolidated	$20,004	$54,725

	August 31, 2007	May 31, 2007
Total assets
Steel Processing	$790,690	$815,070
Metal Framing	486,245	476,100
Pressure Cylinders	359,557	357,696
Other	168,177	165,316

Consolidated	$1,804,669	$1,814,182

NOTE C – Comprehensive Income

The components of total comprehensive income, net of tax, were as follows:

	Three Months Ended August 31,
(in thousands)	2007	2006
Net earnings	$20,168	$43,227
Foreign currency translation	2,130	(223)
Cash flow hedges	(4,003)	(3,388)
Other	(295)	76

Total comprehensive income	$18,000	$39,692

NOTE D – Stock-Based Compensation

We granted non-qualified stock options covering 467,500 common shares under our employee stock-based compensation plan effective July 2, 2007. The option price of $22.73 per share was equal to the price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date was $6.94 per share. The following assumptions were used to value the stock options:

Grant date price per common share underlying option award	$22.73
Dividend yield	3.5%
Expected term (years)	6.5
Expected volatility	35.7%
Risk-free interest rate	4.9%

The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock option. The expected term was developed using the simplified approach allowed by the SEC’s Staff Accounting Bulletin No. 107.

The calculated pre-tax stock-based compensation expense for the stock options granted on July 2, 2007 is $2,628,000, which will be recognized on a straight-line basis over the five-year vesting period of the stock options.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for the Company’s defined benefit plans for the periods indicated:

(in thousands)	Three Months Ended August 31,
	2007	2006
Defined benefit plans:
Service cost	$247	$255
Interest cost	295	271
Expected return on plan assets	(321)	(266)
Net amortization and deferral	60	50

Net pension cost of defined benefit plans	$281	$310

The Company expects that no contributions will be made to fund its defined benefit pension plans in fiscal 2008.

NOTE F – Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN 48, a tax benefit may be recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted the provisions of FIN 48 on June 1, 2007. There was no effect on our consolidated financial position or cumulative adjustment to our beginning retained earnings as a result of the adoption of FIN 48.

However, certain amounts have been reclassified on the consolidated balance sheet in order to comply with the requirements of the interpretation. The amount of unrecognized tax benefits were $16,827,000 and $16,868,000 as of June 1, 2007, and August 31, 2007, respectively.

If recognized, $1,413,000 and $1,435,000 as of June 1, 2007, and August 31, 2007 of the unrecognized tax benefits would impact the Company’s effective tax rate.

Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within the consolidated statement of earnings. The amount of accrued interest and penalties included within the unrecognized tax benefits were $5,100,000 and $5,400,000 as of June 1, 2007, and August 31, 2007, respectively.

Approximately $13,400,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our financial position or results of operations.

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2000 and forward

U.S. State and Local – 2003 and forward

Austria – 2001 and forward

Income tax expense for the first three months of fiscal 2008 and fiscal 2007 reflects an estimated annual effective income tax rate of 31.0% and 35.5%. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2008 could be materially different from the forecasted rate as of the end of the first quarter of fiscal 2008.

Income tax expense for the first three months of fiscal 2008 was calculated using the estimated annual effective income tax rate for fiscal 2008, including a $867,000 adjustment for additional deferred tax liabilities due to the change in Michigan tax laws and a $678,000 adjustment to reduce other estimated tax liabilities and deferred tax valuation allowances.

Income tax expense for the first three months of fiscal 2007 was calculated using the estimated annual effective income tax rate for fiscal 2007, which includes a $1,164,000 adjustment to estimated tax liabilities.

NOTE G – Investments in Unconsolidated Affiliates

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At August 31, 2007, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (49%) and Accelerated Building Technologies, LLC (50%).

We received distributions from unconsolidated affiliated companies totaling $14,700,000 during the three months ended August 31, 2007. Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)	August 31, 2007	May 31, 2007
Cash	$73,831	$64,190
Other current assets	149,821	154,797
Noncurrent assets	100,572	102,261

Current maturities of long-term debt	$3,158	$3,158
Other current liabilities	78,849	78,281
Long-term debt	123,300	124,214
Other noncurrent liabilities	8,839	7,228

	Three Months Ended
	August 31,
	2007	2006
Net sales	$161,782	$174,521
Gross margin	47,373	49,074
Depreciation and amortization	3,198	3,950
Interest expense	2,178	741
Income tax expense	2,368	1,503
Net earnings	29,973	36,098

On August 20, 2007, Worthington Steel Company announced an agreement to acquire a 50% interest in Serviacero Planos, which operates two steel processing facilities in central Mexico. The Mexican market is a higher growth market where an increasing number of our customers have current and expanding operations. This transaction became effective on September 17, 2007.

On August 20, 2007, Worthington Steel Company announced an agreement to form a steel processing joint venture with The Magnetto Group. The venture will be located in Slovakia and service customers throughout central Europe. This transaction was closed on September 25, 2007, and operations are scheduled to begin early in calendar 2008.

NOTE H – Restructuring

As part of our continuing efforts to improve the profitability of the Company, we have undertaken a review of each of our businesses and established clear profitability goals and objectives for each of them. In addition, we have developed a restructuring plan (“the Plan”) to reduce our cost structure through a combination of facility closures, productivity improvements and headcount reductions, which will be implemented during fiscal 2008.

The restructuring charge of $3,832,000, recorded in the quarter ended August 31, 2007, is part of the Plan and relates to a reduction of 63 employees, most of whom accepted a voluntary retirement and severance package and will be retiring by October 31, 2007. The majority of this restructuring charge will be paid during the fiscal quarter ending November 30, 2007 ($379,000 was paid through August 31, 2007).

On September 25, 2007, we continued to implement this Plan by announcing the closure of five locations in our Metal Framing business segment. This results from a focus on asset utilization and profit maximization designed to reduce Metal Framing’s footprint while maintaining customer service from other locations. The affected facilities are as follows: East Chicago, Indiana; Rock Hill, South Carolina; Phoenix, Arizona; Wildwood, Florida; and the downsizing of operations in Montreal, Canada. The Rock Hill facility will continue to operate only as a steel processing operation. Annual net sales generated by these operations total approximately $125,000,000, the majority of which are expected to be absorbed into nearby Metal Framing locations. This is expected to be completed by the end of fiscal 2008.

In connection with these closures, we expect to record additional charges estimated to be $15,000,000 in the aggregate, including; $2,100,000 representing severance, benefits and personnel-related costs for approximately 165 employees; $4,800,000 representing lease termination and facility-related costs; $5,100,000 for accelerated depreciation on assets to be disposed of as the facilities close; and $3,000,000 of other associated costs. These costs are expected to be incurred over the next three quarters of fiscal 2008 as the facilities close.

Cash expenditures associated with implementing the Plan are expected to be paid primarily during the third and fourth quarters of fiscal 2008 and the first quarter of fiscal 2009. Certain cash payments associated with lease terminations could be paid over the remaining lease terms.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Overview

The following discussion and analysis of market and industry trends, business strategy, and the results of operations and financial condition of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (“fiscal 2007”) includes additional information about our Company, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of August 31, 2007, excluding our joint ventures, we operated 48 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Other operating segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Construction Services, and Steel Packaging. We also held equity positions in 7 joint ventures, which operated 16 manufacturing facilities worldwide as of August 31, 2007.

Market & Industry Overview

For the three months ended August 31, 2007, our sales breakdown by end user market is illustrated below. Substantially all of the sales of our Metal Framing business segment and the Construction Services operating segment, as well as approximately 25% of sales for the Steel Processing business segment, are to the construction market, both residential and non-residential. While the market price of steel significantly impacts this business, some leading indicators that are meaningful in analyzing construction market demand include U.S. gross domestic product (GDP), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for three of our joint ventures, including our largest, WAVE, and these sales are not consolidated in our results. However, adding our owner-

ship percentage of joint venture construction sales would not materially change the sales breakdown in the graph.

Approximately 50% of the sales of our Steel Processing business segment, and substantially all of the sales of the Automotive Body Panels operating segment are to the automotive market. North American vehicle production, primarily for the big three automakers (Chrysler, Ford, and General Motors) has a substantial impact on demand from these operations. These businesses are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas, and fuel oil. The majority of the sales of three of our unconsolidated joint ventures also go to the automotive end market. These sales are not consolidated in our results. However, adding our ownership percentage of joint venture sales to the automotive market does not materially change the sales breakdown in the graph above.

Sales in our Pressure Cylinders business segment and our Steel Packaging operating segment, and approximately 25% of the sales of our Steel Processing segment are to other markets such as appliance, leisure and recreation, distribution and transportation, HVAC, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to list the key market indicators that drive this portion of our business. However, we believe that U.S. GDP growth is a good economic indicator for this portion of our business.

We use the following information to monitor our major end markets:

	Three Months Ended August 31,
	2007	2006	Inc / (Dec)
U.S. GDP (% growth year-over-year)	1.7%	2.7%	-1.0%
Hot Rolled Steel ($ / ton) [1]	$522	$625	($103)
Big Three Auto Build (,000s vehicles) [2]	2,271	2,295	(24)
North America Auto Build (,000s vehicles) [2]	3,750	3,668	82
Dodge Index	129	133	(4)
Framing Lumber ($ / 1,000 board ft) [3]	$299	$299	$0
Zinc ($ / pound) [4]	$1.62	$1.50	$0.12
Natural Gas ($ / mcf) [5]	$6.88	$6.29	$0.59
Fuel Oil ($ / gallon) [6]	$2.20	$2.20	$0.00

1 CRU Index; quarter average [2] CSM Autobase [3] Random Lengths; quarter average [4] LME Zinc; quarter average [5] NYMEX Henry Hub Natural Gas; quarter average [6] Purchasingdata.com; quarter average

U.S. GDP growth rate increases are indicative of a growing economy and can be an indication of the strength in demand and, in many cases, pricing for our products. Conversely, the opposite is also generally true. Historically, we have seen declining U.S. GDP growth rates year-over-year can have a negative effect on our results, as a softer economy generally hurts demand and causes prices to fall. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and selling, general and administrative (“SG&A”) expenses.

The market price of hot rolled steel is the most significant factor impacting our selling prices, and can also impact earnings. In a rising price environment, our results are generally favorably impacted as lower priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, we have higher priced material flowing through cost of goods sold while selling prices compress to what the market will bear. This first-in, first-out (“FIFO”) inventory costing method results in inventory holding gains and losses, which we attempt to limit through proper inventory management.

No single customer makes up more than 5% of our consolidated net sales. While our automotive business is largely driven by Big Three production schedules, our customer base is broader than the Big Three and includes many of their suppliers as well. Automotive shutdowns in July and December can cause weaker demand in our first and third quarters. We continue to pursue customer diversification beyond the Big Three automakers and their suppliers.

The Dodge Index, in the table above, represents the value of total construction contracts, including residential and non-residential building and non-building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it consists of actual construction starts. The price of framing lumber can also affect our Metal Framing business as customers may choose alternate building materials such as wood for some applications. Although the chart above shows no increase in the price of framing lumber versus the prior year, overall framing lumber pricing remains near four-year lows.

The market trends of certain other commodities such as zinc, natural gas and fuel oil are important to us as they represent a significant portion of our manufacturing expenses. A rise in the price of any of these commodities could increase our manufacturing costs. We attempt to limit the impact of pricing fluctuations through contracts and hedging activities, where available.

Business Strategy

Our first goal is to increase shareholder value. Seeking to accomplish our goal, we are currently focused on driving top line growth; increasing operating margins; and improving asset utilization. Growth opportunities exist within all our business segments. We are seeking to expand our customer base in new geographic regions and add new products and applications. We are also evaluating value-added growth initiatives through strategic acquisitions and joint ventures. Our balance sheet position provides the financial flexibility to make acquisitions or investments that further extend our product lines and penetrate new markets.

Improving our operating margins begins with successfully managing our largest cost – the procurement of flat rolled steel. Developing a world class purchasing organization and improving the quality and availability of information for decision making enhances our ability to effectively manage inventory and drive continuous improvement. Our enterprise resource planning (“ERP”) system, which is currently being implemented in our largest business segment, Steel Processing, has already provided tools such as real-time information and exception reporting.

We are actively pursuing a company-wide cost reduction initiative focused on lowering overhead and administrative expenses. We have targeted $35 million to $40 million of incremental reductions in our overall cost structure through a combination of facility closures, productivity improvements, and headcount reductions. We expect to have most of these cost reduction efforts implemented during fiscal 2008, but the bulk of the savings will not be realized until fiscal 2009. We also remain focused on numerous safety initiatives, designed primarily to protect our employees, which have also resulted in substantial cost savings.

During the first quarter of fiscal 2008, we announced the following actions:

•

On August 1, 2007, we announced an agreement to acquire certain cylinder production assets of Wolfedale Engineering in Canada. Wolfedale Engineering is the largest Canadian manufacturer of portable propane gas steel cylinders for use with barbeque gas grills, recreational vehicles, campers, trailers, and domestic applications. The acquired assets will be included in the Pressure Cylinders segment. This transaction was closed on September 14, 2007.

•

On August 20, 2007, we announced an agreement to acquire a 50% interest in Serviacero Planos, which operates two steel processing facilities in central Mexico. The Mexican market is a higher growth market where an increasing number of our customers have current and expanding operations. The joint venture became effective September 17, 2007.

•

On August 20, 2007, we announced an agreement to form a steel processing joint venture with The Magnetto Group. The venture will be located in Slovakia and service customers throughout central Europe. This transaction was closed on September 25, 2007, and operations are scheduled to begin early in calendar 2008.

•

On August 27, 2007, we announced the first-year results of our safety management program, Safe Works, which included a 44% reduction in serious injuries, 22% reduction in total injuries and 31% reduction in number of workers’ compensation claims, which resulted in $1.2 million in workers’ compensation cost savings. These results compare fiscal year 2007 to fiscal year 2006.

•

On September 25, 2007, as part of our restructuring plan (“the Plan”), we announced the closure of five locations in our Metal Framing business segment. This results from a focus on asset utilization and profit maximization designed to reduce Metal Framing’s footprint while maintaining customer service from other locations. The affected facilities are as follows: East Chicago, Indiana; Rock Hill, South Carolina; Phoenix, Arizona; Wildwood, Florida; and the downsizing of operations in Montreal, Canada. The Rock Hill facility will continue to operate only as a steel processing operation. Annual net sales generated by these operations total approximately $125.0 million the majority of which are expected to be absorbed into nearby Metal Framing locations. This is expected to be completed by the end of fiscal 2008. In connection with these closures, we expect to record additional charges estimated to be $15.0 million in the aggregate, including; $2.1 million representing severance, benefits and personnel-related costs for approximately 165 employees; $4.8 million representing lease termination and facility-related costs; $5.1 million for accelerated depreciation on assets to be disposed of as the facilities close; and $3.0 million of other associated costs. These costs are expected to be incurred over the next three quarters of fiscal 2008 as the facilities close. Cash expenditures associated with implementing the Plan are expected to be paid primarily during the third and fourth quarters of fiscal 2008 and the first quarter of fiscal 2009. Certain cash payments associated with lease terminations could be paid over the remaining lease terms.

•

On September 26, 2007, we announced our Board of Directors approved the repurchase ten million of our outstanding common shares. A prior authorization to repurchase up to ten million of our common shares originally approved by our Board of Directors on June 13, 2005, has 1,370,800 common shares remaining under it, making a total of 11,370,800 common shares for repurchase.

Outlook

We continue to see many uncertainties in our markets that could exert downward pressure on our results of operations. A generally weaker economy with softening demand has impacted market pricing dynamics, particularly in the construction and automotive end markets. Material substitution has also contributed to the weaker demand for our products, as lower cost alternatives, such as wood and cement, are substituted for metal framing products in certain applications. In addition, the continued residential housing slowdown has negatively affected construction demand. Although overall North American vehicle production is expected to be only slightly down from the prior year, in terms of our fiscal year periods, the decrease is more pronounced for the Big Three production, to which more of our business is tied.

Results of Operations

First Quarter - Fiscal 2008 Compared to Fiscal 2007

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended August 31,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$759.0	100.0%	$778.7	100.0%	$(19.7)
Cost of goods sold	680.2	89.6%	657.4	84.4%	22.8

Gross margin	78.8	10.4%	121.3	15.6%	(42.5)
Selling, general and administrative expense	55.0	7.2%	66.6	8.6%	(11.6)
Restructuring expense	3.8	0.5%	-	0.0%	3.8

Operating income	20.0	2.6%	54.7	7.0%	(34.7)
Other expense, net	(0.9)	-0.1%	(0.4)	-0.1%	0.5
Interest expense	(4.6)	-0.6%	(4.3)	-0.6%	0.3
Equity in net income of unconsolidated affiliates	15.0	2.0%	18.3	2.4%	(3.3)
Income tax expense	(9.3)	-1.2%	(25.1)	-3.2%	(15.8)

Net earnings	$20.2	2.7%	$43.2	5.5%	$(23.0)

Net earnings for the first quarter of fiscal 2008 decreased $23.0 million or 53% from the prior year first quarter.

•

Net sales decreased $19.7 million to $759.0 million from the prior year first quarter, which had been the highest first quarter net sales in our history. Lower average selling prices, primarily in our Metal Framing and Steel Processing business segments, resulted in a $16.3 million decline in net sales. The market price of hot rolled steel, which can influence our selling prices, has declined since early spring, and the average market price during the first quarter of fiscal 2008 was 17% lower than the first quarter of fiscal 2007. Decreased volume accounted for a $3.4 million reduction in net sales.

•

Gross margin decreased $42.5 million from the prior year first quarter, and gross margin as a percent of net sales decreased from 15.6% to 10.4%. This was primarily due to a $37.7 million decline in the spread between the average selling prices and material costs, primarily in Metal Framing. Lower spreads in Steel Processing were partially offset by higher spreads in Pressure Cylinders.

•

SG&A expense decreased $11.6 million from the prior year first quarter. Decreases in profit sharing and bonuses, professional fees, and commercial insurance accounted for $9.7 million of the change. The remaining decrease was the combination of several smaller reductions in SG&A expenses.

•

Restructuring expense of $3.8 million for the first quarter of fiscal 2008 consisted of voluntary retirement and severance packages that are associated with our company-wide cost reduction initiatives.

•	Interest and other expense increased primarily due to lower capitalized interest and higher minority interest elimination versus the prior year first quarter.

•

Equity in net income of unconsolidated affiliates of $15.0 million represented the second best first quarter in our history, second only to last year. The $3.3 million decrease reflects decreases at each of the joint ventures.

•

The effective tax rate was 31.5% for the first quarter of fiscal 2008 and 36.7% for the same quarter of the prior year. Income tax expense for the quarter decreased $15.8 million primarily as a result of lower earnings. The quarterly effective tax rate decreased due to a greater percentage of foreign earnings, which are taxed at a lower rate. Adjustments were recorded in the first quarter for additional deferred tax liabilities by $0.9 million due to the change in Michigan tax laws and a decrease by $0.7 million to our estimated tax liabilities and deferred tax allowances. The prior year quarter income tax expense was increased by $1.2 million to adjust estimated tax liabilities.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing business segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$355.9	100.0%	$401.0	100.0%	$(45.1)
Cost of goods sold	322.1	90.5%	353.0	88.0%	(30.9)

Gross margin	33.8	9.5%	48.0	12.0%	(14.2)
Selling, general and administrative expense	22.6	6.4%	27.2	6.8%	(4.6)
Restructuring expense	1.2	0.3%	-	0.0%	1.2

Operating income	$10.0	2.8%	$20.8	5.2%	$(10.8)

Material cost	$270.2		$297.8		$(27.6)
Tons shipped (in thousands)	810		896		(86)

Net sales and operating income highlights are as follows:

•

Net sales decreased $45.1 million from the prior year first quarter to $355.9 million. Lower volumes contributed $42.0 million to the decline in net sales, while lower average selling prices made up the remaining $3.1 million. The drop in volume relates to the weak market conditions in both the automotive and construction end markets, compared to the same period a year ago. Selling prices declined as the market price of steel also fell compared to the same period a year ago. This year’s first quarter also includes three months of operations for Precision Specialty Metals ($15.8 million) compared to a partial month in the prior year ($2.5 million).

•

Operating income decreased due to the lower volumes and a significant reduction in the spread between selling price and material cost. During last year’s first quarter, spreads were elevated as selling prices increased and we used lower priced inventory. In the current period, spreads have returned to more historic levels. Other operating expenses have dropped slightly due to the lower volume. Profit sharing and bonus expense, a major component of SG&A expense, declined significantly due to lower profitability.

•	Restructuring expense of $1.2 million for the first quarter consisted of voluntary retirement and severance packages that are a part of our company-wide cost reduction initiatives.

Metal Framing

The following table presents a summary of operating results for the Metal Framing business segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$198.1	100.0%	$212.3	100.0%	$(14.2)
Cost of goods sold	189.8	95.8%	172.6	81.3%	17.2

Gross margin	8.3	4.2%	39.7	18.7%	(31.4)
Selling, general and administrative expense	15.4	7.8%	22.0	10.4%	(6.6)
Restructuring expense	0.9	0.5%	-	0.0%	0.9

Operating income	$(8.0)	-4.0%	$17.7	8.3%	$(25.7)

Material cost	$145.5		$130.2		$15.3
Tons shipped (in thousands)	174		166		8

Net sales and operating income (loss) highlights are as follows:

•

Net sales decreased $14.2 million from the prior year first quarter to $198.1 million. Higher volumes increased sales by $9.6 million but were not enough to offset the $23.8 million impact of lower average selling prices. This segment remains challenged due to increased competition, the relative attractiveness of alternative materials pricing, the residential building slowdown, and an unfavorable product mix shift.

•

Operating income decreased $25.7 million from the prior year first quarter resulting in a loss of $8.0 million. This was due to a $32.9 million decrease in the spread between selling prices and material costs. Much of the selling price decrease was product mix related as volumes decreased significantly in the higher-margin product lines, while volumes in lower-margin products increased. This unfavorable spread was slightly offset by increased volumes and lower SG&A expenses. Decreases in profit sharing, wages, professional fees, and travel expenses accounted for the favorable change in SG&A.

•	Restructuring expense of $0.9 million for the first quarter consisted of voluntary retirement and severance packages that are a part of our company-wide cost reduction initiatives.

•

To improve profitability, five Metal Framing facilities will be closed or downsized, as previously mentioned. The plant closure process has begun and should be substantially completed by the end of fiscal 2008. The remaining Metal Framing locations are expected to handle the majority of annual net sales generated by the affected facilities.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders business segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$136.6	100.0%	$121.5	100.0%	$15.1
Cost of goods sold	105.8	77.5%	92.8	76.4%	13.0

Gross margin	30.8	22.5%	28.7	23.6%	2.1
Selling, general and administrative expense	12.8	9.4%	12.1	10.0%	0.7
Restructuring expense	-	0.0%	-	0.0%	-

Operating income	$18.0	13.2%	$16.6	13.7%	$1.4

Material cost	$64.3		$57.2		$7.1
Units shipped (in thousands)	11,539		11,942		(403)

Net sales and operating income highlights are as follows:

•

Net sales of $136.6 million represented a record first quarter, increasing $15.1 million to surpass the record set last year. Sales in North America were up $7.0 million, driven by strong volumes in most product lines, partially offset by a one million unit decline in the small 16.4 ounce cylinders. European revenues increased $8.1 million, reflecting volume gains for our steel high-pressure cylinders and air tank units for truck braking applications. European sales reported in U.S. dollars also benefited by approximately 6% from the continued weakness of the U.S. dollar versus the Euro.

•

Operating income increased $1.4 million, surpassing the first quarter record set last year. Gross margin increased $2.1 million, fueled by the sales improvements discussed above, offset somewhat by higher material pricing for valves and other components.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging operating segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$68.4	100.0%	$43.9	100.0%	$24.5
Cost of goods sold	62.4	91.2%	39.0	88.8%	23.4

Gross margin	6.0	8.8%	4.9	11.2%	1.1
Selling, general and administrative expense	4.3	6.3%	5.4	12.3%	(1.1)
Restructuring expense	1.7	2.5%	-	0.0%	1.7

Operating income (loss)	$0.0	0.0%	$(0.5)	-1.1%	$0.5

Net sales and operating income (loss) highlights are as follows:

•

Net sales increased $24.5 million over the prior year first quarter primarily as a result of increased sales in the Construction Services operating segment. The Automotive Body Panels and Steel Packaging operating segments also experienced small increases in net sales over the same quarter in the prior year.

•

Operating income increased $0.5 million versus the comparable period of fiscal 2007. Operating income improved at Construction Services and Steel Packaging, more than offsetting a decline in the Automotive Body Panels operating segment. Construction Services has significantly improved in recent quarters due to a combination of higher volumes and margins in both military and mid-rise construction projects. We expect that trend to continue.

•	Restructuring expense of $1.7 million for the first quarter of fiscal 2008 consisted of voluntary retirement and severance packages that are a part of our company-wide cost reduction initiatives.

Liquidity and Capital Resources

Cash and cash equivalents at the end of the first quarter of fiscal 2008 increased $61.7 million versus the end of the same quarter last year. The following table is a recap of the consolidated cash flows:

	Three Months Ended
	August 31,
Cash Flow Summary (in millions)	2007	2006
Cash provided (used) by operating activities	$74.8	$(103.7)
Cash provided (used) by investing activities	9.1	(45.6)
Cash provided (used) by financing activities	(43.5)	110.1

Increase (decrease) in cash and cash equivalents	40.4	(39.2)
Cash and cash equivalents at beginning of period	38.3	56.2

Cash and cash equivalents at end of period	$78.7	$17.0

We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditures, debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash, short-term investments, cash provided by operating activities, access to capital markets and unused lines of credit.

Operating activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions. We rely on cash and short-term financing to meet cyclical increases in working capital needs. Cash requirements generally rise during increased economic activity due to higher levels of inventory and accounts receivable. During economic slowdowns, positive cash flow generally results from the reduction of inventories and accounts receivable. This cash is typically used to reduce, or eliminate, short-term debt.

During the first three months of fiscal 2008, cash provided by operating activities increased $178.5 million from the same period of fiscal 2007. This was primarily the result of changes in inventory and accounts payable compared to changes reported in the same quarter last year. The inventory changes reflect fluctuating steel prices and quantities while the accounts payable changes reflect the timing of payments. Consolidated net working capital was $475.0 million at August 31, 2007, compared to $548.9 million at May 31, 2007.

Cash restructuring charges will be reflected in operating activities as they are paid.

Investing activities

Net cash provided by investing activities increased $54.7 million for the first three months of fiscal 2008 primarily due to acquisitions in the prior year and the sale of short-term investments in the current year.

Capital expenditures by reportable business segment represent cash used for investment in property, plant and equipment and are presented below:

	Three Months Ended
	August 31,
(in millions)	2007	2006
Steel Processing	$1.3	$5.1
Metal Framing	1.7	5.0
Pressure Cylinders	7.4	2.3
Other	6.1	4.4

	$16.5	$16.8

Major ongoing capital expenditures included our Enterprise Resource Planning (“ERP”) project and the purchase of a previously leased Pressure Cylinder facility. We anticipate that our fiscal 2008 capital spending, excluding acquisitions, will slightly exceed annual depreciation.

Financing activities

The current credit ratings for Worthington have not changed since May 31, 2007.

Long-term debt - As of August 31, 2007, we were in compliance with our long-term debt covenants and expect to remain compliant in the future. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt - We maintain a $435.0 million five-year revolver, which expires September 2010. Borrowings under this revolver have maturities of less than one year. We also have a $100.0 million revolving trade accounts receivable securitization facility as well as $40.0 million of uncommitted credit lines available at the discretion of several banks and a $4.7 million committed foreign credit facility. These facilities were established with major domestic and foreign banks. We had $55.0 million of committed borrowings and $32.0 million of uncommitted borrowings outstanding at August 31, 2007. We also provided $10.7 million in letters of credit for third parties as of August 31, 2007.

We are in compliance with our short-term debt covenants at August 31, 2007. Our short-term debt agreements do not include ratings triggers or material adverse change provisions.

Common shares - We maintained our quarterly dividend during the first quarter of fiscal 2008 at $0.17 per common share, unchanged from the first quarter of fiscal 2007. We paid dividends on our common shares of $14.5 million and $15.1 million in the first quarter of fiscal 2008 and fiscal 2007. We currently have no material contractual or regulatory restrictions on the payment of dividends.

In the first three months of fiscal 2008, we purchased 4,180,200 common shares for $87.3 million under the 10,000,000 common share authorization of June 2005, leaving 1,370,800 common shares authorized for purchase. No common shares were repurchased in the first quarter of fiscal 2007.

At its meeting on September 26, 2007, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to an additional 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, bringing the total authorized and remaining available for repurchase under the Board of Directors’ authorizations as of such date to 11,370,800.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2007 Form 10-K.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at August 31, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), that improves financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. SFAS No. 159 is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that require our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2007 Form 10-K.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2007 Form 10-K.

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

Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2007). Based on that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “PART I — Item 1A. — Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2007 (the “2007 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2007, and available at www.sec.gov. The risk factors facing the Company have not changed significantly from those disclosed in the 2007 Form 10-K. These risk factors could materially affect our business, financial condition or future results. The risk factors described in the 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2007:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)

June 1-30, 2007	-	-	-	5,551,000

July 1-31, 2007	1,380,600	$20.89	1,380,600	4,170,400

August 1-31, 2007	2,799,600	$20.88	2,799,600	1,370,800

Total	4,180,200	$20.89	4,180,200

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that may be purchased under the publicly announced repurchase authorization then in effect. At its meeting on September 27, 2006, the Board of Directors of Worthington Industries, Inc. reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, which authorization had initially been announced on June 13, 2005.

(2)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to an additional 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. This repurchase authorization is not reflected in the table. As of September 26, 2007, the total number of common shares authorized and remaining available for repurchase under the Board of Directors’ authorizations was 11,370,800. The common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of Worthington Industries, Inc. (the “Annual Meeting”) was held on September 26, 2007. In connection with the Annual Meeting, proxies were solicited on behalf of the Board of Directors of Worthington Industries, Inc. At the close of business on August 1, 2007, the record date for the Annual Meeting, 85,146,226 common shares of Worthington Industries, Inc. were outstanding and entitled to vote. At the Annual Meeting, 79,271,258 common shares, or 93% of the outstanding common shares entitled to vote, were represented by proxy or in person. Following are the voting results on the proposals considered and voted upon at the Annual Meeting:

1.

All of the nominees of the Board of Directors of Worthington Industries, Inc. for election to the class of directors whose terms will expire at the 2010 Annual Meeting of Shareholders were elected by the following vote:

	Votes For	Votes Withheld	Abstentions/ Broker Non-votes

John R. Kasich	78,754,903	516,356	N/A

John P. McConnell	78,701,680	569,578	N/A

Mary Schiavo	78,808,637	462,622	N/A

Continuing directors whose terms will expire at the 2008 Annual Meeting of Shareholders are John S. Christie, Michael J. Endres, and Peter Karmanos, Jr. Continuing directors whose terms will expire at the 2009 Annual Meeting of Shareholders are John B. Blystone, William S. Dietrich, II, Carl A. Nelson, Jr., and Sidney A. Ribeau.

2.

The appointment of KPMG LLP as the independent registered public accounting firm of Worthington Industries, Inc. for the fiscal year ending May 31, 2008, was ratified by the following vote: 78,589,020 votes for; 507,848 votes against; 174,388 abstentions; and no broker non-votes.

3.

The shareholder proposal in respect of sexual orientation non-discrimination policies described in the Proxy Statement of Worthington Industries, Inc. dated August 17, 2007, furnished to shareholders in connection with the Annual Meeting was defeated by the following vote: 12,238,808 votes for; 48,236,156 votes against; 5,795,504 abstentions; and 13,000,790 broker non-votes.

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

10.1

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for 3-Year Period Ending May 31, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated June 27, 2007 and filed with the SEC on that same date (SEC File No. 1-8399))

10.2

Settlement and Release Agreement between Edmund L. Ponko, Jr. (executed on June 19, 2007) and Dietrich Industries, Inc. (executed on June 18, 2007) (Incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2007 (SEC File No. 1-8399))

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

WORTHINGTON INDUSTRIES, INC.

Date: October 10, 2007	By:	/s/ John S. Christie

John S. Christie,
President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

10.1	Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for 3-Year Period Ending May 31, 2010	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated June 27, 2007 and filed with the SEC on that same date (SEC File No. 1-8399)

10.2	Settlement and Release Agreement between Edmund L. Ponko, Jr. (executed on June 19, 2007) and Dietrich Industries, Inc. (executed on June 18, 2007)	Incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2007 (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith