Form 10-Q
period 2007-11-30
WORTHINGTON INDUSTRIES INC
filed 2008-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

As of January 4, 2008, 80,384,706 of the registrant’s common shares, without par value, were outstanding.

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

•	future or expected performance, sales, operating results and earnings per share;
•	projected capacity and working capital needs;
•	pricing trends for raw materials and finished goods;
•	anticipated capital expenditures and asset sales;
•	projected timing, results, costs, charges and expenditures related to acquisitions or to facility startups, dispositions, shutdowns and consolidations
•	new products and markets;
•	expectations for company and customer inventories, jobs and orders;
•	expectations for the economy and markets;
•	expected benefits from turnaround plans, cost reduction efforts and other new initiatives;
•	expectations for improving margins and increasing shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow.

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

•	changes in customer inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposures;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	adverse claims experience with respect to worker’s compensation, product recalls or liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions we use in the application of significant accounting policies;
•	level of imports and import prices in our markets;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•

other risks described from time to time in our filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

We note these factors for investors as contemplated by the Act. It is impossible to predict or identify all potential risk factors. Consequently, you should not consider the forgoing list to be a complete set of all potential risks and uncertainties. Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	November 30, 2007	May 31, 2007
Assets
Current assets:
Cash and cash equivalents	$39,554	$38,277
Short-term investments	-	25,562
Receivables, less allowances of $4,241 and $3,641 at November 30, 2007 and May 31, 2007	370,031	400,916
Inventories:
Raw materials	248,498	261,849
Work in process	84,896	97,633
Finished products	114,455	88,382

Total inventories	447,849	447,864
Income taxes receivable	8,851	-
Assets held for sale	4,546	4,600
Deferred income taxes	19,487	13,067
Prepaid expenses and other current assets	43,134	39,097

Total current assets	933,452	969,383

Investments in unconsolidated affiliates	106,832	57,540
Goodwill	181,903	179,441
Other assets	33,576	43,553
Property, plant & equipment, net	558,477	564,265

Total assets	$1,814,240	$1,814,182

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$266,007	$263,665
Notes payable	93,200	31,650
Accrued compensation, contributions to employee benefit plans and related taxes	42,382	46,237
Dividends payable	13,869	14,440
Other accrued items	55,219	45,519
Income taxes payable	16,959	18,983

Total current liabilities	487,636	420,494

Other liabilities	73,543	57,383
Long-term debt	245,000	245,000
Deferred income taxes	90,324	105,983

Total liabilities	896,503	828,860

Minority interest	45,075	49,321
Shareholders’ equity	872,662	936,001

Total liabilities and shareholders’ equity	$1,814,240	$1,814,182

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Net sales	$713,664	$729,262	$1,472,619	$1,507,982
Cost of goods sold	643,654	645,164	1,323,824	1,302,533

Gross margin	70,010	84,098	148,795	205,449
Selling, general and administrative expense	55,051	53,531	110,000	120,157
Restructuring charges	3,478	-	7,310	-

Operating income	11,481	30,567	31,485	85,292
Other income (expense):
Miscellaneous expense	(2,431)	(704)	(3,339)	(1,069)
Interest expense	(5,370)	(6,022)	(10,008)	(10,367)
Equity in net income of unconsolidated affiliates	14,927	14,802	29,912	33,081

Earnings before income taxes	18,607	38,643	48,050	106,937
Income tax expense	3,867	11,698	13,142	36,765

Net earnings	$14,740	$26,945	$34,908	$70,172

Average common shares outstanding - basic	81,366	87,234	82,722	88,004

Earnings per share - basic	$0.18	$0.31	$0.42	$0.80

Average common shares outstanding - diluted	82,358	87,611	83,717	88,555

Earnings per share - diluted	$0.18	$0.31	$0.42	$0.79

Common shares outstanding at end of period	81,567	85,203	81,567	85,203

Cash dividends declared per share	$0.17	$0.17	$0.34	$0.34

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Operating activities
Net earnings	$14,740	$26,945	$34,908	$70,172
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	15,736	15,690	31,222	30,621
Restructuring charges, non-cash	2,730	-	2,730	-
Provision for deferred income taxes	4,729	(670)	6,476	174
Equity in net income of unconsolidated affiliates, net of distributions	(227)	10,123	(512)	(537)
Minority interest in net income of consolidated subsidiaries	1,989	965	3,987	2,581
Net loss (gain) on assets	550	(2,852)	2,942	(2,027)
Stock-based compensation	828	859	1,762	1,650
Excess tax benefits - stock-based compensation	(1,688)	-	(2,248)	(200)
Changes in assets and liabilities:
Accounts receivable	12,201	24,223	25,564	32,793
Inventories	(2,066)	23,597	637	(63,938)
Prepaid expenses and other current assets	(1,846)	(865)	(128)	(3,246)
Other assets	(559)	3,494	(352)	3,988
Accounts payable and accrued expenses	(26,069)	(93,964)	(9,745)	(166,575)
Other liabilities	868	3,393	(494)	1,765

Net cash provided (used) by operating activities	21,916	10,938	96,749	(92,779)

Investing activities
Investment in property, plant and equipment, net	(10,116)	(16,684)	(26,621)	(33,507)
Acquisitions, net of cash acquired	(2,241)	(577)	(2,241)	(31,727)
Investments in unconsolidated affiliates	(47,043)	(364)	(47,043)	(1,000)
Proceeds from sale of assets	246	17,072	292	17,956
Sales of short-term investments	-	-	25,562	2,173

Net cash used by investing activities	(59,154)	(553)	(50,051)	(46,105)

Financing activities
Proceeds from short-term borrowings	6,200	72,726	61,550	195,816
Principal payments on long-term debt	-	(2)	-	(2)
Proceeds from issuance of common shares	8,314	15	13,048	1,865
Excess tax benefits - stock-based compensation	1,688	-	2,248	200
Payments to minority interest	(4,320)	-	(6,720)	-
Repurchase of common shares	-	(62,508)	(87,310)	(62,508)
Dividends paid	(13,776)	(15,098)	(28,237)	(30,176)

Net cash provided (used) by financing activities	(1,894)	(4,867)	(45,421)	105,195

Increase (decrease) in cash and cash equivalents	(39,132)	5,518	1,277	(33,689)
Cash and cash equivalents at beginning of period	78,686	17,009	38,277	56,216

Cash and cash equivalents at end of period	$39,554	$22,527	$39,554	$22,527

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six-Month Periods Ended November 30, 2007 and 2006

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we”, “our”, “Worthington” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) included in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008 (“fiscal 2008”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (“fiscal 2007”) of Worthington Industries, Inc. (the “2007 Form 10-K”).

Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. SFAS No. 159 is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest In Consolidated Financial Statements - an amendment of ARB No. 51, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and is not expected to materially impact our financial position or results of operations.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2007	2006	2007	2006
Net sales
Steel Processing	$344,230	$374,879	$700,084	$775,867
Metal Framing	182,415	189,515	380,486	401,855
Pressure Cylinders	133,214	120,300	269,812	241,811
Other	53,805	44,568	122,237	88,449

Consolidated	$713,664	$729,262	$1,472,619	$1,507,982

Operating income (loss)
Steel Processing	$10,267	$17,774	$20,246	$38,571
Metal Framing	(16,045)	(4,862)	(24,048)	12,919
Pressure Cylinders	17,431	20,166	35,396	36,836
Other	(172)	(2,511)	(109)	(3,034)

Consolidated	$11,481	$30,567	$31,485	$85,292

Pre-tax restructuring charges
Steel Processing	$(106)	$-	$1,096	$-
Metal Framing	3,557	-	4,439	-
Pressure Cylinders	-	-	-	-
Other	27	-	1,775	-

Consolidated	$3,478	$-	$7,310	$-

	November 30,	May 31,
(in thousands)	2007	2007
Total assets
Steel Processing	$788,952	$815,070
Metal Framing	462,515	476,100
Pressure Cylinders	389,356	357,696
Other	173,417	165,316

Consolidated	$1,814,240	$1,814,182

NOTE C – Comprehensive Income

The components of total comprehensive income, net of tax, were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2007	2006	2007	2006
Net earnings	$14,740	$26,945	$34,908	$70,172
Foreign currency translation	6,696	2,064	8,826	1,841
Cash flow hedges	(4,724)	(1,678)	(8,727)	(5,066)
Other	6	-	(289)	76

Total comprehensive income	$16,718	$27,331	$34,718	$67,023

NOTE D – Stock-Based Compensation

We granted non-qualified stock options, effective July 2, 2007, covering 467,500 common shares under our employee stock-based compensation plan. The option price of $22.73 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date was $6.94 per share. The following assumptions were used to value the stock options:

Grant date market price per common share underlying option award	$22.73
Dividend yield	3.5%
Expected term (years)	6.5
Expected volatility	35.7%
Risk-free interest rate	4.9%

The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using the simplified approach allowed by the SEC’s Staff Accounting Bulletin No. 107.

The calculated pre-tax stock-based compensation expense for the stock options granted on July 2, 2007, is $2,628,000, which will be recognized on a straight-line basis over the five-year vesting period of the stock options.

We granted non-qualified stock options, effective September 26, 2007, covering 42,500 common shares and 11,150 restricted shares under our non-employee director stock-based compensation plan. The option price of $22.95 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date was $6.94 per share. The assumptions in the table above were used to value the stock options. The restricted shares granted were valued at the closing market price of $22.95 for the underlying common shares at the grant date. The calculated pre-tax stock-based compensation expense for the stock options and the restricted shares granted on September 26, 2007, is $551,000, which will be recognized on a straight-line basis over the one-year vesting period.

We granted non-qualified stock options, effective December 3, 2007, covering 1,334,000 common shares under our employee stock-based compensation plan. The option price of $20.80 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date was $5.97 per share. Stock-based compensation expense of $6,451,000 will be recognized on a straight-line basis over the five-year vesting period of the stock options, starting December 2007.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

(in thousands)	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Defined benefit plans:
Service cost	$251	$255	$498	$510
Interest cost	299	271	594	542
Expected return on plan assets	(321)	(266)	(642)	(532)
Net amortization and deferral	60	52	120	102

Net pension cost of defined benefit plans	$289	$312	$570	$622

We expect that no contributions will be made to fund its defined benefit pension plans in fiscal 2008.

NOTE F – Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN 48, a tax benefit may be recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on income tax related issues such as derecognition, classification, interest and penalties, accounting treatment in interim periods and increased disclosure requirements.

We adopted the provisions of FIN 48 on June 1, 2007. There was no effect on our consolidated financial position or cumulative adjustment to our beginning retained earnings as a result of the adoption of FIN 48. However, certain amounts have been reclassified on the consolidated balance sheet in order to comply with the requirements of the interpretation. The amount of unrecognized tax benefits was $16,868,000 and $16,508,000 as of August 31, 2007, and November 30, 2007, respectively.

If recognized, $1,435,000 of the unrecognized tax benefits as of both August 31, 2007, and November 30, 2007, would impact the Company’s effective tax rate.

Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within the consolidated statement of earnings. The amount of accrued interest and penalties included within the unrecognized tax benefits was $5,400,000 and $5,867,000 as of August 31, 2007, and November 30, 2007, respectively.

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

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2000 and forward

U.S. State and Local – 2003 and forward

Austria – 2001 and forward

Income tax expense for the first six months of fiscal 2008 and fiscal 2007 reflects an estimated annual effective income tax rate of 28.0% and 34.0%, respectively. The effective income tax rate decreased due to a greater percentage of foreign earnings, which are taxed at a lower rate. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2008 could be materially different from the forecasted rate as of the end of the second quarter of fiscal 2008.

Income tax expense for the first six months of fiscal 2008 was calculated using the estimated annual effective income tax rate for fiscal 2008, and included a $504,000 adjustment to reduce other estimated tax liabilities and deferred tax valuation allowances.

Income tax expense for the first six months of fiscal 2007 was calculated using the estimated annual effective income tax rate for fiscal 2007, and included a $1,164,000 adjustment to increase estimated tax liabilities.

NOTE G – Investments in Unconsolidated Affiliates

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At November 30, 2007, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, LLC (50%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (49%), Accelerated Building Technologies, LLC (50%), Serviacero Worthington Planos S.A. de C.V. (50%), Canessa Worthington Slovakia s.r.o. (49%), and LEFCO Worthington, LLC (49%).

We received distributions from unconsolidated affiliated companies totaling $29,400,000 during the six months ended November 30, 2007. Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)			November 30, 2007	May 31, 2007
Cash			$80,677	$64,190
Other current assets			203,385	154,797
Noncurrent assets			173,708	102,261

Current maturities of long-term debt			$3,158	$3,158
Other current liabilities			99,957	78,281
Long-term debt			122,361	124,214
Other noncurrent liabilities			25,556	7,228

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2007	2006	2007	2006
Net sales	$187,856	$163,027	$349,638	$337,548
Gross margin	47,602	43,703	94,975	92,777
Depreciation and amortization	3,127	3,448	6,325	7,398
Interest expense	2,213	711	4,391	1,452
Income tax expense	1,648	2,229	4,016	3,732
Net earnings	30,090	29,193	60,063	65,291

On October 25, 2007, we purchased a 49% interest in crate and pallet maker LEFCO Industries, LLC, a minority business enterprise, to form a joint venture to produce steel rack systems. The joint venture is called LEFCO Worthington, LLC and will manufacture steel rack systems for the automotive and trucking industries, in addition to continuing LEFCO’s existing products.

On September 25, 2007, we formed a steel processing joint venture, in which we have an equity interest of 49%, with The Magnetto Group to construct and operate a Class 1 steel processing facility in Slovakia. This joint venture is known as Canessa Worthington Slovakia and will service customers throughout central Europe. Operations are scheduled to begin in early calendar 2008.

On September 17, 2007, we acquired a 50% interest in Serviacero Planos in central Mexico. This joint venture is known as Serviacero Worthington Planos S.A de C.V. The purchase price of the investment was $41,712,000. The investment exceeded the book value of the underlying equity in net assets by $22,204,000. This excess amount was allocated based on the fair value of those underlying net assets with the remainder of $9,952,000 going to goodwill. The portion of the investment attributable to identifiable assets will be amortized to equity in net income of unconsolidated affiliates over the remaining useful lives of those assets.

NOTE H – Restructuring

As part of our continuing efforts to improve the profitability of the Company, we have undertaken a review of each of our businesses and established clear profitability goals and objectives for each of them. In addition, we have developed a restructuring plan (the “Plan”) to reduce our cost structure through a combination of facility closures, productivity improvements and headcount reductions, which will be implemented during fiscal 2008.

A restructuring charge of $3,832,000, recorded in the quarter ended August 31, 2007, is part of the Plan and relates to a reduction of 63 employees, 44 of whom accepted a voluntary retirement and severance package and retired by October 31, 2007.

On September 25, 2007, we announced additional actions under the Plan including the closure or downsizing of five locations in our Metal Framing business segment. Improved asset utilization and profitability are expected as we consolidate operations to our remaining locations. The affected facilities are as follows: East Chicago, Indiana; Rock Hill, South Carolina; Goodyear, Arizona; Wildwood, Florida; and the downsizing of operations in Montreal, Canada. The Rock Hill facility will continue to operate only as a steel processing operation. Annual net sales generated by these operations total approximately $125,000,000, the majority of which are expected to be absorbed into nearby Metal Framing locations. The process is expected to be substantially complete by the end of fiscal 2008. In connection with the closures and downsizing, we expect to record charges estimated to be $15,000,000 in the aggregate, including: $2,500,000 representing severance, benefits and personnel-related costs for approximately 165 employees; $6,200,000 representing lease termination and facility-related costs; and $6,300,000 for accelerated depreciation on assets to be disposed of as the facilities close. Most of these costs are expected to be incurred before the end of fiscal 2008 as the facilities close.

Cash expenditures associated with implementing the Plan are expected to be paid primarily during the last three quarters of fiscal 2008 and the first quarter of fiscal 2009. Certain cash payments associated with lease terminations could be paid over the remaining lease terms.

Summarized information for the restructuring for the six months ended November 30, 2007 is as follows:

(in thousands)	Beginning				Ending
	Liability	Expense	Payments	Adjustments	Liability
Early retirement and severance	$-	$4,940	$(2,998)	$-	$1,942
Other costs	535	(360)	-	70	245

	$535	4,580	$(2,998)	$70	$2,187

Impairment and other non-cash charges		2,730

Total		$7,310

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

We are a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of November 30, 2007, excluding our joint ventures, we operated 48 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Other business segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Construction Services, and Steel Packaging. We also held equity positions in 10 joint ventures, which operated 20 manufacturing facilities worldwide as of November 30, 2007.

Market & Industry Overview

For the three months ended November 30, 2007, our sales breakdown by end user market is illustrated by the chart to the left.

Substantially all of the sales of our Metal Framing business segment and the Construction Services business segment, as well as approximately 25% of the sales for the Steel Processing business segment, are to the construction market, both residential and non-residential. We estimate that approximately 10% of our consolidated sales, or a fourth of our construction sales, are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (GDP), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for three of our joint ventures, including our largest, WAVE. The sales of these joint ventures are not consolidated in our results. However, adding our ownership percentage of joint venture construction sales to our reported sales would not materially change the sales breakdown in the chart.

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing operations. Approximately 50% of the sales of our Steel Processing business segment, and substantially all of the sales of the Automotive Body Panels business segment are to the automotive market. North American vehicle production, primarily for the Big Three automakers (Chrysler, Ford, and General Motors), has a considerable impact on the customers of these two segments. These segments are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas, and fuel oil. The majority of the sales of three of our unconsolidated joint ventures also go to the automotive end market. These sales are not consolidated in our results. However, adding our ownership percentage of joint venture automotive sales to our reported sales does not materially change the sales breakdown in the chart above.

The sales of our Pressure Cylinders and Steel Packaging business segments and approximately 25% of the sales of our Steel Processing business segment are to other markets such as appliance, leisure and recreation, distribution and transportation, HVAC, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to list the key market indicators that drive this portion of our business. However, we believe that U.S. GDP growth is a good economic indicator for analyzing these segments.

We use the following information to monitor our major end markets:

	Three Months Ended Nov 30,			Six Months Ended Nov 30,
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
U.S. GDP (% growth year-over-year)	2.5%	2.5%	0.0%	2.5%	2.6%	-0.1%
Hot Rolled Steel ($ / ton) [1]	$523	$590	($67)	$523	$608	($85)
Big Three Auto Build (,000s vehicles) [2]	2,369	2,336	33	4,606	4,632	(26)
No. America Auto Build (,000s vehicles) [2]	3,921	3,821	100	7,628	7,489	139
Dodge Index	121	140	(19)	128	141	(13)
Framing Lumber ($ / 1,000 board ft) [3]	$270	$269	$1	$285	$284	$1
Zinc ($ / pound) [4]	$1.27	$1.76	($0.49)	$1.42	$1.63	($0.21)
Natural Gas ($ / mcf) [5]	$6.37	$6.06	$0.32	$6.63	$6.17	$0.45
Fuel Oil ($ / gallon) [6]	$2.05	$2.03	$0.02	$2.07	$2.12	($0.05)

1 CRU Index; quarter average [2] CSM Autobase [3] Random Lengths; quarter average [4] LME Zinc; quarter average [5] NYMEX Henry Hub Natural Gas; quarter average [6] Purchasingdata.com; quarter average

U.S. GDP growth rate increases are indicative of a growing economy and also can be an indication of the strength in demand and, in many cases, pricing for our products. Conversely, the opposite is also generally true. Historically, we have seen that declining U.S. GDP growth rates year-over-year can have a negative effect on our results, as a softer economy generally hurts demand and causes prices to fall. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and selling, general and administrative (“SG&A”) expenses.

The market price of hot-rolled steel is a significant factor impacting selling prices in our Steel Processing and Metal Framing business segment and can also impact earnings. In a rising price environment, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, we have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results. This first-in, first-out (“FIFO”) inventory costing method results in inventory holding gains and losses, which we attempt to limit through inventory management. Additionally, rising steel prices are generally indicative of a favorable demand environment and vice versa. However, these are general assumptions, which do not hold true in all cases.

No single customer makes up more than 5% of our consolidated net sales. While our automotive business is largely driven by Big Three production schedules, our customer base is much broader than the Big Three and includes many of their suppliers as well. Seasonal automotive shutdowns in July and December can cause weaker demand in our first and third quarters. We continue to pursue customer diversification beyond the Big Three automakers and their suppliers.

The Dodge Index, in the previous table, represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it consists of actual construction starts. The relative pricing of framing lumber, an alternative construction material with which we compete, can also affect our Metal Framing business, as certain applications may permit the use of alternative building materials. Although the previous table shows little increase in the price of framing lumber versus the prior year, overall framing lumber pricing remains near four-year lows.

The market trends of certain other commodities such as zinc, natural gas and fuel oil are important to us as they represent a significant portion of our manufacturing expenses, both directly through our plant operations and indirectly through transportation and freight. A rise in the price of any of these commodities could increase our manufacturing costs. We attempt to limit the impact of pricing fluctuations through contracts and hedging activities, where available.

Business Strategy

Our first goal is to increase shareholder value. As we seek to accomplish this goal, we are currently focused on driving top line growth; increasing operating margins; and improving asset utilization. Opportunities exist within all of our business segments. We are seeking to expand our customer base in new geographic regions and add new products and applications. Since the beginning of the fiscal year, we have announced a number of value-added growth initiatives through strategic acquisitions and joint ventures. In line with our goal, these actions will further extend our product lines and penetrate new markets.

Improving our operating margins begins with successfully managing our largest cost – flat-rolled steel. First, our sales and purchasing organizations have implemented a coordinated effort to pursue and service the right customers, align with the right suppliers, and enhance inventory management. Second, our plant operations set expectations for the efficient use of steel to achieve a high yield and low scrap. Third, we are exploring new cost savings actions throughout the company. Our enterprise resource planning (“ERP”) system, which is currently being implemented in our largest business segment, Steel Processing, will assist us in making many of the aforementioned decisions.

We are actively pursuing a company-wide cost reduction program focused on lowering overhead and administrative expenses. This program, which includes early retirements, plant closures, and other company-wide initiatives impacting numerous expense categories, is expected to generate annual savings in excess of $35 million, net of implementation costs. Implementation costs associated with the plant closures are estimated to be $15 million for personnel-related costs, lease termination and facility-related costs, and accelerated depreciation on assets to be disposed of as the facilities close. Most of these costs are expected to be incurred before the end of fiscal 2008. Many other initiatives have been identified, and implementation is underway. Realized cost savings are expected to increase for the balance of fiscal 2008 and into fiscal 2009, reaching the full $35 million annual savings run rate in fiscal 2010. We also remain focused on numerous safety initiatives, designed primarily to protect our employees, which have also resulted in substantial cost savings.

During the second quarter of fiscal 2008, we took the following actions:

•

On October 25, 2007, we acquired a 49% interest in crate and pallet maker LEFCO Industries, LLC, a minority business enterprise, to form a joint venture to produce steel rack systems. The joint venture is called LEFCO Worthington, LLC and will manufacture steel rack systems for the automotive and trucking industries, in addition to continuing LEFCO’s existing products.

•

On September 25, 2007, we formed a steel processing joint venture, in which we have an equity interest of 49%, with The Magnetto Group to construct and operate a Class One steel processing facility in Slovakia. This joint venture is known as Canessa Worthington Slovakia s.r.o. (“Canessa Worthington”) and will service customers throughout central Europe. Start-up is underway, and operations are scheduled to begin in early calendar 2008.

•

On September 17, 2007, we acquired a 50% interest in Serviacero Planos in central Mexico. This joint venture is known as Serviacero Worthington Planos S.A. de C.V. (“Serviacero Worthington”). The acquisition resulted in positive equity income for the Company in the second quarter of fiscal 2008.

•	On September 14, 2007, we acquired certain cylinder production assets of Wolfedale Engineering in Canada that have been integrated into our Pressure Cylinders segment.

Results of Operations

Second Quarter - Fiscal 2008 Compared to Fiscal 2007

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$713.7	100.0%	$729.3	100.0%	$(15.6)
Cost of goods sold	643.7	90.2%	645.2	88.5%	(1.5)

Gross margin	70.0	9.8%	84.1	11.5%	(14.1)
Selling, general and administrative expense	55.0	7.7%	53.5	7.3%	1.5
Restructuring charges	3.5	0.5%	-	0.0%	3.5

Operating income	11.5	1.6%	30.6	4.2%	(19.1)
Other expense, net	(2.4)	-0.3%	(0.7)	-0.1%	1.7
Interest expense	(5.4)	-0.8%	(6.0)	-0.8%	(0.6)
Equity in net income of unconsolidated affiliates	14.9	2.1%	14.8	2.0%	0.1
Income tax expense	(3.9)	-0.5%	(11.7)	-1.6%	(7.8)

Net earnings	$14.7	2.1%	$27.0	3.7%	$(12.3)

Net earnings for the second quarter of fiscal 2008 decreased $12.3 million or 46% from the prior year’s second quarter.

•

Net sales decreased $15.6 million to $713.7 million from the prior year’s second quarter. Lower average selling prices, primarily in our Metal Framing and Steel Processing business segments, resulted in a $25.9 million decline in net sales. The average market price of hot-rolled steel, which can influence our selling prices, was 11% lower during the quarter versus the second quarter of fiscal 2007. Increased volumes across all of our business segments accounted for a $10.3 million improvement in net sales.

•

Gross margin decreased $14.1 million from the prior year’s second quarter, and gross margin as a percent of net sales decreased from 11.5% to 9.8%. This was largely due to a $16.2 million decline in the spread between average selling prices and material costs, primarily in Metal Framing and Steel Processing.

•	SG&A expense increased $1.5 million from the prior year’s second quarter, mainly due to higher depreciation expense associated with our new ERP system and higher insurance expense.

•

Restructuring charges of $3.5 million for the second quarter of fiscal 2008 related mostly to the announced facility closures within the Metal Framing business segment. These charges include asset impairments, early employee retirements and severance, facility repairs, and equipment relocations.

•

Other expense increased primarily due to higher minority interest elimination, as results for our one consolidated joint venture were better than the prior year’s second quarter. Volumes had been negatively impacted in the year ago quarter, during a capacity upgrade at the joint venture’s single galvanizing facility.

•

Equity in net income of unconsolidated affiliates of $14.9 million represented the best second quarter in our history, narrowly beating last year’s record. Record second quarter results at WAVE and earnings from our new joint venture, Serviacero Worthington, more than offset small declines from other joint ventures.

•

The effective income tax rate was 20.8% for the second quarter of fiscal 2008 and 30.3% for the same quarter of the prior year. Income tax expense for the quarter decreased $7.8 million primarily as a result of lower earnings. The quarterly effective income tax rate decreased due to a greater percentage of foreign earnings, which are taxed at a lower rate. Income tax expense for the second quarter of fiscal 2008 was reduced by $1.0 million for adjustments to deferred tax assets and liabilities due to changes in tax laws in Maryland, Michigan and the Czech Republic, and increased by $0.3 million for an adjustment to our estimated tax liabilities.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing business segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$344.2	100.0%	$374.9	100.0%	$(30.7)
Cost of goods sold	312.0	90.6%	336.8	89.8%	(24.8)

Gross margin	32.2	9.4%	38.1	10.2%	(5.9)
Selling, general and administrative expense	22.0	6.4%	20.3	5.4%	1.7
Restructuring charges	(0.1)	0.0%	-	0.0%	(0.1)

Operating income	$10.3	3.0%	$17.8	4.7%	$(7.5)

Material cost	$262.1		$287.9		$(25.8)
Tons shipped (in thousands)	839.8		791.5		48.3

Net sales and operating income highlights are as follows:

•

Net sales decreased $30.7 million from the prior year’s second quarter to $344.2 million. A lower percentage of direct business (versus toll processing) compared to the prior year negatively impacted sales, as direct shipments are priced significantly higher than toll processing. Direct sales reflect sales of material owned by the Company and processing charges, while toll processing represents only a processing charge, as the customer owns the material. Much of the increase in toll processing is attributable to increased volumes at our consolidated joint venture’s galvanizing facility, as its results were negatively impacted in the year ago quarter during a capacity upgrade.

•

Operating income decreased due to the unfavorable shift in the percentage of direct business versus toll processing mentioned above, as well as lower spreads between average selling prices and material costs. Much of the spread decline was attributable to our stainless steel processing facility, which has been hurt by the rapid decline in selling prices, lower demand, and higher priced raw material in inventory. SG&A expenses were slightly higher due to increased depreciation expense related to the new ERP system.

Metal Framing

The following table presents a summary of operating results for the Metal Framing business segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$182.4	100.0%	$189.6	100.0%	$(7.2)
Cost of goods sold	180.1	98.7%	177.8	93.8%	2.3

Gross margin	2.3	1.3%	11.8	6.2%	(9.5)
Selling, general and administrative expense	14.8	8.1%	16.7	8.8%	(1.9)
Restructuring charges	3.6	2.0%	-	0.0%	3.6

Operating loss	$(16.1)	-8.8%	$(4.9)	-2.6%	$(11.2)

Material cost	$138.2		$138.5		$(0.3)
Tons shipped (in thousands)	163.0		157.4		5.6

Net sales and operating loss highlights are as follows:

•

Net sales decreased $7.2 million from the prior year’s second quarter to $182.4 million. Higher volumes increased sales by $9.9 million but were not enough to offset the $17.1 million impact of lower average selling prices. A price increase announced in October was partially realized by the end of the second fiscal quarter. An additional price increase announced for early January should aid this business segment.

•

The operating loss of $16.1 million was $11.2 million worse than in the prior year’s second quarter. This was due to a $12.5 million decrease in the spread between average selling prices and material costs. An unfavorable shift in product mix contributed to this spread decrease. Volumes increased in lower-margin product lines and decreased in higher-margin product lines. Many of the higher-margin product lines serve the residential housing sector. The unfavorable spread and mix were slightly offset by overall increased volumes and lower SG&A expenses, primarily due to a lower proportionate share of the general corporate expenses. Also contributing to the loss was $3.6 million of restructuring charges.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders business segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$133.2	100.0%	$120.3	100.0%	$12.9
Cost of goods sold	103.7	77.9%	89.5	74.4%	14.2

Gross margin	29.5	22.1%	30.8	25.6%	(1.3)
Selling, general and administrative expense	12.1	9.1%	10.6	8.8%	1.5
Restructuring charges	-	0.0%	-	0.0%	-

Operating income	17.4	13.1%	20.2	16.8%	$(2.8)

Material cost	$60.8		$53.3		$7.5
Units shipped (in thousands)	10,676.8		9,379.3		1,297.5

Net sales and operating income highlights are as follows:

•

Net sales of $133.2 million increased by $12.9 million over the prior year’s second quarter. Stronger foreign currencies relative to the U.S. dollar positively impacted reported U.S. dollar sales of the non-U.S. operations by $6.8 million compared to last year. Sales in North America were up $6.5 million, driven by strong volumes in most product lines and stable pricing. In Europe, steel high pressure cylinder volume increases, resulting from a capacity expansion at the Austrian facility, were more than offset by a 10% decline in average selling prices. Capacity increases by European high-pressure cylinder producers and increased imports into Europe from the U.S. and China drove the pricing decline.

•

Operating income decreased $2.8 million from last year’s second quarter. The decline in gross margin was a result of the European selling price declines, which more than offset the increase in volumes compared to last year. The increased SG&A expenses were primarily due to this segment absorbing a higher proportionate share of the general corporate expenses, based on sales growth, in fiscal 2008 than in fiscal 2007.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging business segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments.

The following table presents a summary of operating results for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$53.8	100.0%	$44.5	100.0%	$9.3
Cost of goods sold	47.9	89.0%	41.2	92.6%	6.7

Gross margin	5.9	11.0%	3.3	7.4%	2.6
Selling, general and administrative expense	6.1	11.3%	5.8	13.0%	0.3
Restructuring charges	-	0.0%	-	0.0%	-

Operating loss	$(0.2)	-0.4%	$(2.5)	-5.6%	$2.3

Net sales and operating loss highlights are as follows:

•

Net sales increased $9.3 million over the prior year’s second quarter primarily as a result of increased sales volume from Construction Services, and to a lesser extent, higher average selling prices from Automotive Body Panels. Partially offsetting these increases were lower volumes and selling prices in Steel Packaging.

•

Operating loss improved $2.3 million versus the comparable period of fiscal 2007. All of the improvement was in Construction Services, as Automotive Body Panels and Steel Packaging results of operations declined slightly. Construction Services’ operating performance has significantly improved in recent quarters due to a combination of higher volumes and stronger margins in both military and mid-rise construction projects.

Year to Date - Fiscal 2008 Compared to Fiscal 2007

Consolidated Operations

The following table presents consolidated operating results:

	Six Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$1,472.6	100.0%	$1,508.0	100.0%	$(35.4)
Cost of goods sold	1,323.8	89.9%	1,302.5	86.4%	21.3

Gross margin	148.8	10.1%	205.5	13.6%	(56.7)
Selling, general and administrative expense	110.0	7.5%	120.2	8.0%	(10.2)
Restructuring charges	7.3	0.5%	-	0.0%	7.3

Operating income	31.5	2.1%	85.3	5.7%	(53.8)
Other expense, net	(3.3)	-0.2%	(1.0)	-0.1%	2.3
Interest expense	(10.0)	-0.7%	(10.4)	-0.7%	(0.4)
Equity in net income of unconsolidated affiliates	29.9	2.0%	33.1	2.2%	(3.2)
Income tax expense	(13.1)	-0.9%	(36.8)	-2.4%	(23.7)

Net earnings	$35.0	2.4%	$70.2	4.7%	$(35.2)

Our year-to-date net earnings for fiscal 2008 decreased $35.2 million or 50% compared to the prior year.

•

Net sales decreased by $35.4 million from the prior year to $1,472.6 million. Average selling prices decreased, primarily at our Metal Framing and Steel Processing business segments, causing net sales to fall $60.5 million. The average market price of hot-rolled steel was down 14% versus the year ago period. This was partially offset by increased volumes of $36.8 million in the Metal Framing and Pressure Cylinders business segments.

•

Gross margin decreased $56.7 million from the prior year as a decrease in the spread between average selling prices and material costs and higher conversion costs were partially offset by higher overall volumes.

•

SG&A expense decreased $10.2 million. Lower profit sharing and bonus expense was the largest portion of the decrease, driven by lower earnings. Other decreases were in professional fees and insurance expense in the first quarter of fiscal 2008, partially offset by higher depreciation expense associated with the ERP system.

•

Restructuring charges of $7.3 million for the first six months of fiscal 2008 related to the voluntary early retirements and announced facility closures within the Metal Framing business segment. These charges include asset impairments, employee early retirements and severance, facility repairs, and equipment relocations.

•

Other expense increased primarily due to increased minority interest elimination, as volume at our consolidated joint venture is higher, as a capacity upgrade limited production during the first half of fiscal 2007.

•

Equity in net income of unconsolidated affiliates decreased $3.2 million from last year’s record results. This reduction was due to weaker performance at several joint ventures, including WAVE, in the first quarter of this year and start-up expenses at two other joint ventures. Serviacero Worthington, our new Mexican joint venture, partially offset the lower earnings.

•

Income tax expense decreased $23.7 million primarily as a result of lower earnings. Additionally, the effective income tax rate was 27.4% for the fiscal year-to-date period and 34.4% for the same period of the prior year. The yearly effective income tax rate decreased due to the expected income mix in the various jurisdictions in which we do business and an adjustment of $0.5 million to reduce other estimated tax liabilities and deferred tax valuation allowance in the current period. Income tax expense for year-to-date fiscal 2007 was negatively impacted by $1.2 million due to an adjustment to increase estimated tax liabilities.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$700.1	100.0%	$775.9	100.0%	$(75.8)
Cost of goods sold	634.1	90.6%	689.8	88.9%	(55.7)

Gross margin	66.0	9.4%	86.1	11.1%	(20.1)
Selling, general and administrative expense	44.6	6.4%	47.5	6.1%	(2.9)
Restructuring charges	1.2	0.2%	-	0.0%	1.2

Operating income	$20.2	2.9%	$38.6	5.0%	$(18.4)

Material cost	$532.3		$585.8		$(53.5)
Tons shipped (in thousands)	1,650.2		1,687.6		(37.4)

Net sales and operating income highlights are as follows:

•

Net sales decreased by $75.8 million from the prior year to $700.1 million. Lower volumes contributed $56.2 million to the overall decrease while lower average selling prices reduced sales by $19.6 million. Volume and average selling price declines were entirely attributable to our direct sales business, as toll processing volumes and average selling prices were up versus the prior year. This shift in the sales mix compared to the prior year negatively impacted sales, as direct shipments are priced significantly higher than toll processing. Direct sales reflect sales of material owned by the Company and processing charges, while toll processing represents only a processing charge, as the customer owns the material.

•

Operating income decreased $18.4 million compared to the prior year as a narrower spread between average selling prices and material costs more than offset a decrease in SG&A expense. The lower spread, primarily for direct business, reflected a weak automotive industry, particularly the secondary automotive industry versus the same period a year ago.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$380.5	100.0%	$401.9	100.0%	$(21.4)
Cost of goods sold	369.9	97.2%	350.3	87.2%	19.6

Gross margin	10.6	2.8%	51.6	12.8%	(41.0)
Selling, general and administrative expense	30.2	7.9%	38.7	9.6%	(8.5)
Restructuring charges	4.4	1.2%	-	0.0%	4.4

Operating income (loss)	$(24.0)	-6.3%	$12.9	3.2%	$(36.9)

Material cost	$283.7		$268.7		$15.0
Tons shipped (in thousands)	337.5		322.9		14.6

Net sales and operating income (loss) highlights are as follows:

•

Net sales for the first six months fell $21.4 million from the prior year to $380.5 million. Increased volume of $19.5 million was not enough to offset the impact of lower average selling prices, down $40.9 million versus the same period a year ago. Much of the selling price decrease was product mix related as volume decreased in higher-priced product lines, while volume in lower-priced products increased. Many of the higher-margin lines serve the residential housing sector. This segment remains challenged due to the residential building slowdown, increased competition, and an unfavorable product mix in terms of spread between average selling prices and material costs.

•

The segment reported an operating loss of $24.0 million in the first six months of the current fiscal year compared to operating income of $12.9 million in the prior year. The unfavorable shift in product mix mentioned above negatively impacted the spread between average selling prices and material costs by $45.5 million. Partially offsetting the reduction in spread was an $8.5 million reduction in SG&A expenses resulting from a smaller proportionate share of general corporate expenses as well as lower wages, profit sharing and travel expenses. Also contributing to the loss was $4.4 million of restructuring charges.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$269.8	100.0%	$241.8	100.0%	$28.0
Cost of goods sold	209.6	77.7%	182.3	75.4%	27.3

Gross margin	60.2	22.3%	59.5	24.6%	0.7
Selling, general and administrative expense	24.8	9.2%	22.7	9.4%	2.1
Restructuring charges	-	0.0%	-	0.0%	-

Operating income	$35.4	13.1%	$36.8	15.2%	$(1.4)

Material cost	$125.1		$110.5		$14.6
Units shipped (in thousands)	22,215.4		21,321.0		894.4

Net sales and operating income highlights are as follows:

•

Net sales grew $28.0 million from the prior year to $269.8 million. Sales were up due to improved volumes, and stronger foreign currencies relative to the U.S. dollar, which positively impacted reported U.S. dollar sales of the non-U.S. operations. These increases were partially offset by lower unit selling prices for certain European product lines.

•

Operating income decreased $1.4 million from the prior year. Gross margin increased $0.7 million but declined to 22% of sales from 24.6%. The decline in gross margin as a percentage of sales was due to the decline in European selling prices mentioned above, combined with increased European raw material steel costs. SG&A expenses were up $2.1 million as this business segment received a larger allocation of corporate expenses based on the sales growth.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging business segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the business segments.

The following table presents a summary of operating results for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$122.2	100.0%	$88.4	100.0%	$33.8
Cost of goods sold	110.2	90.2%	80.2	90.7%	30.0

Gross margin	12.0	9.8%	8.2	9.3%	3.8
Selling, general and administrative expense	10.3	8.4%	11.2	12.7%	(0.9)
Restructuring charges	1.8	1.5%	-	0.0%	1.8

Operating loss	$(0.1)	-0.1%	$(3.0)	-3.4%	$2.9

Net sales and operating loss highlights are as follows:

•

Net sales increased $33.8 million over the prior year primarily as a result of increased sales in the Construction Services and Automotive Body Panels business segments. Sales in the Steel Packaging business segment were flat compared to the prior year.

•

Operating results were near breakeven during the first six months compared to an operating loss of $3.0 million in the comparable period of fiscal 2007. Construction Services’ operating performance has significantly improved in recent quarters due to a combination of higher volumes and margins in both military and mid-rise construction projects. The operating results for Steel Packaging showed some improvement partially offsetting a decline in Automotive Body Panels compared to the prior year.

Liquidity and Capital Resources

Cash and cash equivalents at the end of the second quarter of fiscal 2008 increased $17.1 million versus the end of the same quarter last year. The following table is a recap of the consolidated cash flows:

	Six Months Ended
	November 30,
(in millions)	2007	2006
Cash provided (used) by operating activities	$96.7	$(92.8)
Cash used by investing activities	(50.0)	(46.1)
Cash provided (used) by financing activities	(45.4)	105.2

Increase (decrease) in cash and cash equivalents	1.3	(33.7)
Cash and cash equivalents at beginning of period	38.3	56.2

Cash and cash equivalents at end of period	$39.6	$22.5

We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditures, debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities, access to capital markets and unused lines of credit.

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

During the first six months of fiscal 2008, cash provided by operating activities increased $189.5 million from the same period of fiscal 2007. This was primarily the result of changes in inventory and accounts payable compared to changes reported in the same period last year. The inventory changes reflect fluctuating steel prices and quantities while the accounts payable changes reflect the timing of payments. Consolidated net working capital was $445.8 million at November 30, 2007, compared to $548.9 million at May 31, 2007.

Cash restructuring charges will be reflected in operating activities as they are paid.

Investing activities

Net cash used by investing activities increased $3.9 million for the first six months of fiscal 2008 primarily due to the sale of investments in the current year.

Capital expenditures represent cash used for investment in property, plant and equipment and are presented below by reportable business segment:

	Six Months Ended
	November 30,
(in millions)	2007	2006
Steel Processing	$2.7	$11.9
Metal Framing	3.3	8.3
Pressure Cylinders	10.5	5.8
Other	10.1	7.5

	$26.6	$33.5

Capital expenditures include our Enterprise Resource Planning (“ERP”) project and the purchase of a previously leased Pressure Cylinder facility. We anticipate that our fiscal 2008 capital spending, excluding acquisitions, will slightly exceed annual depreciation.

Financing activities

Our credit ratings are unchanged from those reported as of May 31, 2007.

Long-term debt - As of November 30, 2007, we were in compliance with our long-term debt covenants and expect to remain compliant in the future. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt - We maintain a $435.0 million five-year revolver, which expires September 2010. Borrowings under this revolver have maturities of less than one year. We also have a $100.0 million revolving trade accounts receivable securitization facility as well as $40.0 million of uncommitted credit lines available at the discretion of several banks and a $5.0 million committed foreign credit facility. These facilities were established with major domestic and foreign banks. We had $60.0 million of committed borrowings and $33.2 million of uncommitted borrowings outstanding at November 30, 2007. We also provided $10.7 million in letters of credit for third parties as of November 30, 2007.

We were in compliance with our short-term debt covenants at November 30, 2007. Our short-term debt agreements do not include ratings triggers or material adverse change provisions.

Common shares - We maintained a quarterly dividend during the second quarter of fiscal 2008 at $0.17 per common share, unchanged from the second quarter of fiscal 2007. Dividends paid on our common shares totaled $28.2 million and $30.2 million in the first six months of fiscal 2008 and fiscal 2007. We currently have no material contractual or regulatory restrictions on the payment of dividends

In the first six months of fiscal 2008, we purchased 4,180,200 common shares for $87.3 million under the 10,000,000 common share repurchase authorization of June 2005, leaving 1,370,800 common shares authorized for repurchase. At its meeting on September 26, 2007, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to an additional 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, resulting in 11,370,800 total shares available for repurchase under the Board of Directors’ authorizations as of such date.

No common shares were repurchased in the second quarter of fiscal 2008. However, subsequent to quarter-end and as of January 4, 2007, an additional 1,189,400 shares were repurchased for $21.4 million. Future purchases may occur from time to time on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flow from operations and general economic conditions.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2007 Form 10-K.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at November 30, 2007.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. SFAS No. 159 is effective as of the beginning of our fiscal year ending May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest In Consolidated Financial Statements - an amendment of ARB No. 51, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and is not expected to materially impact our financial position or results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that require our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2007 Form 10-K.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II - Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2007 Form 10-K.

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

Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2007). Based on that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2007), in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “PART I - Item 1A. - Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2007 (the “2007 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2007, and available at www.sec.gov. The risk factors facing the Company have not changed significantly from those disclosed in the 2007 Form 10-K. These risk factors could materially affect our business, financial condition or future results. The risk factors described in the 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2007:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

September 1-30, 2007	-	-	-	11,370,800

October 1-31, 2007	-	-	-	11,370,800

November 1-30, 2007	-	-	-	11,370,800

Total	-	-	-

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that may be purchased under the publicly announced repurchase authorizations then in effect. At its meeting on September 27, 2006, the Board of Directors of Worthington Industries, Inc. reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, which authorization had initially been announced on June 13, 2005. On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to an additional 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. These common shares are in addition to the 1,370,800 common shares which remained available at quarter-end under the prior authorization, initially announced on June 13, 2005. The common shares available for purchase under these authorizations may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Subsequent to quarter-end and as of January 4, 2007, we repurchased an additional 1,189,400 shares.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

10.1

Form of Award Letter Evidencing Performance Bonus Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for 6-Month Period Ending May 31, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed November 30, 2007 (SEC File No. 1-8399)).

10.2

Summary of Annual Base Salaries of Named Executive Officers of Worthington Industries, Inc., effective as of December 1, 2007 (Incorporated herein by reference to the discussion under the caption “Annual Base Salaries Approved for Named Executive Officers” in “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed November 30, 2007 (SEC File No. 1-8399)).

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

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2008	By:	/s/ John S. Christie

John S. Christie,
President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

10.1	Form of Award Letter Evidencing Performance Bonus Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for 6-Month Period Ending May 31, 2008	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed November 30, 2007 (SEC File No. 1-8399)

10.2	Summary of Annual Base Salaries of Named Executive Officers of Worthington Industries, Inc., effective as of December 1, 2007.	Incorporated herein by reference to the
discussion under the caption “Annual Base
Salaries Approved for Named Executive
Officers” in “Item 5.02 – Departure of
Directors or Certain Officers; Election of
Directors; Appointment of Certain Officers;
Compensatory Arrangements of Certain
Officers” of the Current Report on Form 8-K
of Worthington Industries, Inc. dated and filed
November 30, 2007 (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith