Form 10-Q
period 2008-02-29
WORTHINGTON INDUSTRIES INC
filed 2008-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of April 1, 2008, 79,304,056 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. –Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

—	future or expected performance, sales, operating results and earnings per share;
—	projected capacity and working capital needs;
—	pricing trends for raw materials and finished goods;
—	anticipated capital expenditures and asset sales;
—	projected timing, results, costs, charges and expenditures related to acquisitions or to facility startups, dispositions, shutdowns and consolidations;
—	new products and markets;
—	expectations for company and customer inventories, jobs and orders;
—	expectations for the economy and markets;
—	expected benefits from turnaround plans, plant closings, cost reduction efforts and other new initiatives;
—	expectations for improving margins and increasing shareholder value;
—	effects of judicial rulings; and
—	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

—	product demand and pricing;
—	changes in product mix, product substitution and market acceptance of our products;
—	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of consolidation and other changes within the steel, automotive, construction and related industries;
—	failure to maintain appropriate levels of inventories;
—	the ability to realize targeted expense reductions such as head count reductions, facility closures and other expense reductions;
—	the ability to realize other cost savings and operational efficiencies on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies therefrom;
—	capacity levels and efficiencies within facilities and within the industry as a whole;
—	financial difficulties (including bankruptcy filings) of customers, suppliers, joint venture partners and others with whom we do business;
—	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
—

the effect of disruptions in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

—	changes in customer inventories, spending patterns, product choices, and supplier choices;
—	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposures;
—	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
—	adverse claims experience with respect to workers compensation, product recalls or liability, casualty events or other matters;
—	deviation of actual results from estimates and/or assumptions we use in the application of significant accounting policies;
—	level of imports and import prices in our markets;
—	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
—

other risks described from time to time in our filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

We note these factors for investors as contemplated by the Act. It is impossible to predict or identify all potential risk factors. Consequently, you should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Any forward-looking statements in this Quarterly Report on Form 10-Q are based on current information as of the date of this Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	February 29, 2008	May 31, 2007
Assets
Current assets:
Cash and cash equivalents	$54,432	$38,277
Short-term investments	-	25,562
Receivables, less allowances of $4,606 and $3,641 at February 29, 2008 and May 31, 2007	408,322	400,916
Inventories:
Raw materials	275,856	261,849
Work in process	96,248	97,633
Finished products	118,598	88,382

Total inventories	490,702	447,864
Assets held for sale	5,603	4,600
Deferred income taxes	18,161	13,067
Prepaid expenses and other current assets	39,976	39,097

Total current assets	1,017,196	969,383

Investments in unconsolidated affiliates	110,701	57,540
Goodwill	182,952	179,441
Other assets	31,639	43,553
Property, plant & equipment, net	552,444	564,265

Total assets	$1,894,932	$1,814,182

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$314,874	$263,665
Notes payable	163,300	31,650
Accrued compensation, contributions to employee benefit plans and related taxes	39,297	46,237
Dividends payable	13,484	14,440
Other accrued items	58,745	45,519
Income taxes payable	19,482	18,983

Total current liabilities	609,182	420,494

Other liabilities	69,112	57,383
Long-term debt	245,000	245,000
Deferred income taxes	89,072	105,983

Total liabilities	1,012,366	828,860

Minority interest	42,610	49,321
Shareholders’ equity	839,956	936,001

Total liabilities and shareholders’ equity	$1,894,932	$1,814,182

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net sales	$725,667	$677,250	$2,198,286	$2,185,232
Cost of goods sold	649,940	620,931	1,973,764	1,923,464

Gross margin	75,727	56,319	224,522	261,768

Selling, general and administrative expense	55,054	54,159	165,054	174,316
Restructuring charges	2,619	-	9,929	-

Operating income	18,054	2,160	49,539	87,452
Other income (expense):
Miscellaneous expense	(818)	(847)	(4,157)	(1,916)
Interest expense	(5,702)	(6,636)	(15,710)	(17,003)
Equity in net income of unconsolidated affiliates	15,665	13,463	45,577	46,544

Earnings before income taxes	27,199	8,140	75,249	115,077
Income tax expense	8,897	2,630	22,039	39,395

Net earnings	$18,302	$5,510	$53,210	$75,682

Average common shares outstanding - basic	80,184	84,733	81,879	86,918

Earnings per share - basic	$0.23	$0.07	$0.65	$0.87

Average common shares outstanding - diluted	80,214	85,309	82,480	87,473

Earnings per share - diluted	$0.23	$0.06	$0.65	$0.87

Common shares outstanding at end of period	79,304	84,430	79,304	84,430

Cash dividends declared per share	$0.17	$0.17	$0.51	$0.51

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Operating activities
Net earnings	$18,302	$5,510	$53,210	$75,682
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,768	15,251	46,990	45,872
Restructuring charges, non-cash	1,378	-	4,108	-
Provision for deferred income taxes	(10,169)	(1,000)	(3,693)	(826)
Equity in net income of unconsolidated affiliates, net of distributions	(2,665)	40,958	(3,177)	40,421
Minority interest in net income of consolidated subsidiaries	1,212	980	5,199	3,561
Net loss (gain) on assets	(115)	1,569	2,827	(457)
Stock-based compensation	1,203	904	2,965	2,553
Excess tax benefits - stock-based compensation	(44)	-	(2,292)	(200)
Changes in assets and liabilities:
Accounts receivable	(38,576)	3,923	(13,012)	36,716
Inventories	(42,852)	48,164	(42,215)	(15,774)
Prepaid expenses and other current assets	3,165	(724)	3,037	(3,970)
Other assets	221	(668)	(131)	3,320
Accounts payable and accrued expenses	66,591	26,953	56,846	(139,622)
Other liabilities	(1,988)	(642)	(2,482)	1,123

Net cash provided by operating activities	11,431	141,178	108,180	48,399

Investing activities
Investment in property, plant and equipment, net	(10,612)	(10,627)	(37,233)	(44,134)
Acquisitions, net of cash acquired	16	-	(2,225)	(31,727)
Investments in unconsolidated affiliates	(526)	-	(47,569)	(1,000)
Proceeds from sale of assets	510	135	802	18,091
Sales of short-term investments	-	-	25,562	2,173

Net cash used by investing activities	(10,612)	(10,492)	(60,663)	(56,597)

Financing activities
Proceeds from (payments) short-term borrowings	70,100	(83,936)	131,650	111,880
Principal payments on long-term debt	-	(5)	-	(7)
Proceeds from issuance of common shares	98	693	13,146	2,558
Excess tax benefits - stock-based compensation	44	-	2,292	200
Payments to minority interest	(3,840)	(2,400)	(10,560)	(2,400)
Repurchase of common shares	(38,475)	(14,109)	(125,785)	(76,617)
Dividends paid	(13,868)	(14,488)	(42,105)	(44,664)

Net cash provided (used) by financing activities	14,059	(114,245)	(31,362)	(9,050)

Increase (decrease) in cash and cash equivalents	14,878	16,441	16,155	(17,248)
Cash and cash equivalents at beginning of period	39,554	22,527	38,277	56,216

Cash and cash equivalents at end of period	$54,432	$38,968	$54,432	$38,968

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine-Month Periods Ended February 29, 2008 and February 28, 2007

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we”, “our”, “Worthington” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) included in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended February 29, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008 (“fiscal 2008”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (“fiscal 2007”) of Worthington Industries, Inc. (the “2007 Form 10-K”).

Recently Issued Accounting Standards:    In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities after May 31, 2008, and for non-financial assets and liabilities after May 31, 2009. SFAS No. 157 is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. SFAS No. 159 is effective June 1, 2008, and is not expected to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements – an amendment of ARB No. 51, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and will require the inclusion of the minority interest in shareholder’s equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, to improve the transparency of financial reporting by requiring enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective December 1, 2008.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net sales
Steel Processing	$350,402	$324,312	$1,050,486	$1,100,179
Metal Framing	182,789	173,918	563,275	575,773
Pressure Cylinders	138,287	133,714	408,099	375,525
Other	54,189	45,306	176,426	133,755

Consolidated	$725,667	$677,250	$2,198,286	$2,185,232

Operating income (loss)
Steel Processing	$10,030	$2,079	$30,276	$40,650
Metal Framing	(7,562)	(21,538)	(31,610)	(8,619)
Pressure Cylinders	13,889	21,760	49,285	58,596
Other	1,697	(141)	1,588	(3,175)

Consolidated	$18,054	$2,160	$49,539	$87,452

Pre-tax restructuring charges
Steel Processing	$-	$-	$1,096	$-
Metal Framing	2,466	-	6,905	-
Pressure Cylinders	103	-	103	-
Other	50	-	1,825	-

Consolidated	$2,619	$-	$9,929	$-

(in thousands)	February 29, 2008	May 31, 2007
Total assets
Steel Processing	$832,652	$815,070
Metal Framing	486,151	476,100
Pressure Cylinders	422,366	357,696
Other	153,763	165,316

Consolidated	$1,894,932	$1,814,182

NOTE C – Comprehensive Income

The components of total comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net earnings	$18,302	$5,510	$53,210	$75,682
Foreign currency translation	2,575	(278)	11,400	1,563
Cash flow hedges	(3,341)	(3,539)	(12,068)	(8,605)
Other	415	-	126	76

Total comprehensive income	$17,951	$1,693	$52,668	$68,716

NOTE D – Stock-Based Compensation

We granted non-qualified stock options, effective July 2, 2007, covering 467,500 common shares under our employee stock-based compensation plan. The option price of $22.73 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $6.94 per share. The following assumptions were used to value the stock options:

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

We granted non-qualified stock options, effective September 26, 2007, covering 42,500 common shares and 11,150 restricted shares under our equity incentive plan for non-employee directors. The option price of $22.95 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $6.94 per share. The assumptions in the table above were used to value the stock options. The restricted shares granted were valued at the closing market price of $22.95 for the underlying common shares at the grant date. The calculated pre-tax stock-based compensation expense for the stock options and the restricted shares granted on September 26, 2007, is $551,000, which will be recognized on a straight-line basis over the one-year vesting period.

We granted non-qualified stock options, during December 2007, covering 1,344,000 common shares under our employee stock-based compensation plan. The option prices of $20.80 and $21.61 per share were equal to the market price of the underlying common shares at the grant dates. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant dates, was $5.97 per share. The following assumptions were used to value the stock options:

Dividend yield	3.2%
Expected term (years)	6.5
Expected volatility	34.8%
Risk-free interest rate	3.6%

The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using the simplified approach allowed by the SEC’s Staff Accounting Bulletin No. 107.

Stock-based compensation expense of $6,499,000 will be recognized on a straight-line basis over the five-year vesting period of the stock options.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Defined benefit plans:
Service cost	$253	$257	$751	$767
Interest cost	301	273	895	815
Expected return on plan assets	(321)	(266)	(963)	(798)
Net amortization and deferral	60	51	180	153

Net pension cost of defined benefit plans	$293	$315	$863	$937

We expect that no contributions will be made to fund our defined benefit pension plans in fiscal 2008.

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

We adopted the provisions of FIN 48 on June 1, 2007. There was no effect on our consolidated financial position or cumulative adjustment to our beginning retained earnings as a result of the adoption of FIN 48. However, certain amounts have been reclassified on the consolidated balance sheets in order to comply with the requirements of the interpretation. The amount of unrecognized tax benefits was $16,508,000 and $10,937,000 as of November 30, 2007 and February 29, 2008, respectively.

If recognized, $1,435,000 and $1,500,000 of the unrecognized tax benefits as November 30, 2007 and February 29, 2008, respectively, would impact the Company’s effective tax rate.

Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within the consolidated statements of earnings. The amount of accrued interest and penalties included within the unrecognized tax benefits was $5,867,000 and $4,722,000 as of November 30, 2007 and February 29, 2008, respectively.

Approximately $11,755,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our financial position or results of operations.

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2000 – 2003; 2005 and forward

U.S. State and Local – 2003 and forward

Austria – 2001 and forward

Income tax expense for the first nine months of fiscal 2008 and fiscal 2007 reflects an estimated annual effective income tax rate of 29.3% and 34.2%, respectively. The effective income tax rate decreased due to a greater percentage of foreign earnings, which are taxed at a lower rate. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2008 could be materially different from the forecasted rate as of the end of the third quarter of fiscal 2008.

Income tax expense for the first nine months of fiscal 2008 was calculated using the estimated annual effective income tax rate for fiscal 2008, and included a $430,000 net adjustment to decrease income tax expense. The net adjustment included a reduction to other estimated tax liabilities and deferred tax valuation allowances, which was partially offset by an increase to deferred tax liabilities for state and foreign tax law changes.

Income tax expense for the first nine months of fiscal 2007 was calculated using the estimated annual effective income tax rate for fiscal 2007, and included a $1,488,000 adjustment to increase estimated tax liabilities.

NOTE G – Investments in Unconsolidated Affiliates

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At February 29, 2008, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, L.L.C. (50%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (49%), Accelerated Building Technologies, LLC (50%), Serviacero Worthington Planos S.A. de C.V. (50%), Canessa Worthington Slovakia s.r.o. (49%), and LEFCO Worthington, LLC (49%).

We received distributions from unconsolidated affiliated companies totaling $42,400,000 during the nine months ended February 29, 2008. Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)			February 29, 2008	May 31, 2007
Cash			$87,348	$64,190
Other current assets			198,777	154,797
Noncurrent assets			158,435	102,261

Current maturities of long-term debt			$3,158	$3,158
Other current liabilities			93,026	78,281
Long-term debt			121,192	124,214
Other noncurrent liabilities			23,182	7,228

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net sales	$181,368	$151,913	$531,006	$489,461
Gross margin	47,900	41,046	142,876	133,823
Depreciation and amortization	2,976	3,411	9,301	10,809
Interest expense	1,946	749	6,338	2,201
Income tax expense	2,021	1,109	6,037	4,841
Net earnings	30,798	26,476	90,861	91,767

On March 5, 2008, we announced that our joint venture, TWB Company, L.L.C. (“TWB”), would acquire ThyssenKrupp Tailored Blanks, S.A. de C.V., ThyssenKrupp Steel’s Mexican laser welding subsidiary, as a contribution to capital, to expand its presence in Mexico. With the contribution of the new Mexican operation, ThyssenKrupp Steel North America, Inc. will own 55% of TWB and Worthington will own 45%.

On October 25, 2007, we purchased a 49% interest in crate and pallet maker LEFCO Industries, LLC, a minority business enterprise, to form a joint venture to produce steel rack systems. The joint venture is called LEFCO Worthington, LLC and will manufacture steel rack systems for the automotive and trucking industries, in addition to continuing LEFCO’s existing products.

On September 25, 2007, we formed a steel processing joint venture, in which we have an equity interest of 49%, with The Magnetto Group to construct and operate a Class One steel processing facility in Slovakia. Our investment in the joint venture was $4,546,000. This joint venture is known as Canessa Worthington Slovakia s.r.o. and will service customers throughout central Europe.

On September 17, 2007, we acquired a 50% interest in Serviacero Planos in central Mexico. This joint venture is known as Serviacero Worthington Planos S.A de C.V. The purchase price of the investment was $41,764,000. The investment exceeded the book value of the underlying equity in net assets by $22,255,000. Of this excess amount, $12,828,000 was allocated based on the fair value of those underlying net assets and will be amortized to equity in net income of unconsolidated affiliates over the remaining useful lives of those assets, with the remainder of $9,427,000 going to goodwill.

NOTE H – Restructuring

As part of our continuing efforts to improve the profitability of the Company, we have undertaken a review of each of our businesses and established clear profitability goals and objectives for each of them. One of the outcomes was the development of a restructuring plan (the “Plan”) with the purpose of reducing our cost structure through a combination of facility closures, productivity improvements and headcount reductions. The Plan will be implemented during fiscal 2008. Under the Plan, a total of $9,929,000 of restructuring expense has been recognized for the nine months ended February 29, 2008.

The closure or downsizing of five locations in our Metal Framing business segment was announced on September 25, 2007. The affected facilities are as follows: the closure of East Chicago, Indiana; Rock Hill, South Carolina; Goodyear, Arizona and Wildwood, Florida; and the downsizing of operations in Montreal, Canada. The

Rock Hill facility will continue to operate only as a steel processing operation. Annual net sales generated by these operations total approximately $125,000,000, the majority of which are expected to be absorbed into nearby Metal Framing locations. The process is expected to be substantially complete by the end of fiscal 2008. As a result, we expect to record charges estimated to be $15,100,000 in the aggregate, including: $5,200,000 representing severance, benefits and personnel-related costs for approximately 165 employees; $4,600,000 representing lease termination and facility-related costs; and $5,300,000 for accelerated depreciation on assets to be disposed of as the facilities close. Approximately $2,000,000 of these costs are expected to be incurred before the end of fiscal 2008 as the facilities close, with the remainder incurred during the first half of fiscal 2009. As of February 29, 2008, $6,024,000 of these costs have been recognized.

The headcount reductions occurred through a combination of voluntary retirement and severance packages, which affected 63 employees. As of February 29, 2008, $4,266,000 of these costs have been recognized. In addition, a credit of $361,000 for the adjustment of a prior year restructuring liability was recorded during the nine months ended February 29, 2008.

Cash expenditures associated with implementing the Plan are expected to be paid primarily during the last three quarters of fiscal 2008 and the first half of fiscal 2009. Certain cash payments associated with lease terminations could be paid over the remaining lease terms.

Summarized information for the restructuring for the nine months ended February 29, 2008 is as follows:

(in thousands)	Beginning Liability	Expense	Payments	Adjustments	Ending Liability
Early retirement and severance	$-	$5,638	$(4,097)	$-	$1,541
Other costs	535	183	(561)	70	227

	$535	5,821	$(4,658)	$70	$1,768

Impairment and other non-cash charges		4,108

Total		$9,929

NOTE I – Business Interruption

On January 5, 2008, Severstal North America, Inc. (“Severstal”) incurred a furnace outage. Severstal is a primary steel supplier to, and a minority partner in, our Spartan Steel Coating, LLC joint venture. They are also a steel supplier to some of our other Steel Processing locations and to our Pressure Cylinders segment. Business interruption losses have been and will continue to be incurred in the form of lost sales and added costs for material, freight, scrap, and other items. We expect that our business insurance will cover a substantial portion of these losses, and that the negative net impact to operating income, after insurance, will range from $1,000,000 to $3,700,000. The majority of the expected losses will be incurred during the fourth quarter of fiscal 2008, but some are likely to continue through the end of calendar year 2008. Losses recorded in the financial statements will be offset with insurance proceeds as they are determined to be directly related to the insurable event and recovery from the insurance company is probable and estimable.

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

Overview

The following discussion and analysis of market and industry trends, business strategy, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (“fiscal 2007”) includes additional information about our Company, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are a diversified metal processing company that focuses on value-added steel processing and manufactured metal products. As of February 29, 2008, excluding our joint ventures, we operated 47 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Other business segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Construction Services and Steel Packaging. We also held equity positions in 10 joint ventures, which operated 21 manufacturing facilities worldwide.

Market & Industry Overview

For the three months ended February 29, 2008, our sales breakdown by end user market is illustrated by the chart below.

Substantially all of the sales of our Metal Framing business segment and the Construction Services business segment, as well as approximately 20% of the sales for the Steel Processing business segment, are to the construction market, both residential and non-residential. We estimate that approximately 10% of our consolidated sales, or one-fourth of our construction market sales, are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (GDP), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for three of our joint ventures, including our largest, WAVE. The sales of these joint ventures are not consolidated in our results; however, adding our ownership percentage of joint venture construction market sales to our reported sales would not materially change the sales breakdown in the chart.

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing operations. Approximately half of the sales of our Steel Processing business segment, and substantially all of the sales of the Automotive Body Panels business segment are to the automotive market. North American vehicle production, primarily by the Big Three automakers (Chrysler, Ford and General Motors), has a considerable impact on the customers within these two segments. These segments are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas and fuel oil. The majority of the sales of three of our unconsolidated joint ventures also go to the automotive end market. These sales are not consolidated in our results; however, adding our ownership percentage of joint venture automotive market sales to our reported sales does not materially change the sales breakdown in the chart above.

The sales of our Pressure Cylinders and Steel Packaging business segments and approximately 30% of the sales of our Steel Processing business segment are to other markets such as appliance, leisure and recreation, distribution and transportation, HVAC, lawn and garden, agriculture and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to list the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these segments.

We use the following information to monitor our major end markets:

	Three Months Ended			Nine Months Ended
	Feb. 29, 2008	Feb. 28, 2007	Inc. / (Dec.)	Feb. 29, 2008	Feb. 28, 2007	Inc. / (Dec.)
U.S. GDP (% growth year-over-year)	2.5%	2.3%	0.2%	2.4%	2.8%	-0.4%
Hot Rolled Steel ($ / ton) [1]	$623	$517	$106	$556	$577	($21)
Big Three Auto Build (,000s vehicles) [2]	1,945	2,136	(191)	6,559	6,768	(209)
No. America Auto Build (,000s vehicles) [2]	3,339	3,483	(144)	11,006	10,973	33
Dodge Index	115	136	(21)	122	139	(17)
Framing Lumber ($ / 1,000 board ft) [3]	$253	$290	($37)	$273	$286	($13)
Zinc ($ / pound) [4]	$1.08	$1.74	($0.66)	$1.31	$1.66	($0.35)
Natural Gas ($ / mcf) [5]	$7.46	$7.02	$0.44	$6.90	$6.46	$0.44
Fuel Oil ($ / gallon) [6]	$2.54	$1.75	$0.79	$2.32	$1.99	$0.33

1 CRU Index; quarter average     2 CSM Autobase     3 Random Lengths; quarter average     4 LME Zinc; quarter average

5 NYMEX Henry Hub Natural Gas; quarter average 6 Purchasingdata.com; quarter average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that increasing U.S. GDP growth rates year-over-year can have a positive effect on our results, as a stronger economy generally improves demand and pricing for our products. Conversely, the opposite is also generally true. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and selling, general and administrative (“SG&A”) expenses. These are all general assumptions, however, which do not hold true in all cases.

The market price of hot-rolled steel is a significant factor impacting selling prices and can also impact earnings. In a rising price environment, such as the one we experienced during the third quarter just ended, our results are generally favorably impacted, as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, as they did during the first part of our fiscal year, we have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results.

These general assumptions, however, do not hold true in all cases. Industry forecasts for the coming months indicate that steel prices will increase significantly, possibly reaching all-time highs. While there may be some temporary benefit in the coming quarters from the sale of lower priced steel in our inventory, the benefit is dependent upon our ability to increase the selling prices to cover the higher replacement cost of the steel, which may be limited by existing contractual arrangements, in some cases. In addition, it is difficult to predict the impact that higher steel prices will have on our customers.

No single customer makes up more than 5% of our consolidated net sales. While our automotive business is largely driven by Big Three production schedules, our customer base is much broader than the Big Three and includes many of their suppliers as well. Seasonal automotive shutdowns in July and December can cause weaker demand in our first and third quarters. We continue to pursue customer diversification beyond the Big Three automakers and their suppliers. During our third quarter, our Steel Processing business segment’s volumes were up, despite decreased production of the Big Three, partially as a result of customer diversification efforts.

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

The market trends of certain other commodities such as zinc, natural gas and fuel oil are important to us as they represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight. A rise in the price of any of these commodities could increase our cost of goods sold. We attempt to limit the impact of pricing fluctuations through contracts and hedging activities, where available.

As previously stated, residential construction does not make up a large portion of our overall business. However, the slowdown in this industry and the related struggles in the credit market have negatively affected most of our business segments, each to a varying degree. Although much of the impact falls on those business segments which directly serve the construction markets, other business segments are indirectly impacted by the ripple effect felt in other parts of the economy, for example, in consumer spending and the labor market.

Business Strategy

Our first goal is to increase shareholder value. In seeking to accomplish this goal, we are currently focused on driving top line growth; increasing operating margins; and improving asset utilization. Opportunities exist within all of our business segments to expand our customer base in new geographic regions and add new products and applications. Since the beginning of the fiscal year, we have announced a number of value-added growth initiatives through strategic joint venture acquisitions. In line with our goal, these actions should further extend our product lines and penetrate new markets.

We are actively pursuing a company-wide cost reduction program focused on lowering overhead and administrative expenses. This program, which includes early retirements, plant closures, and other company-wide initiatives impacting numerous expense categories, is expected to generate annual savings of $39 million. Realized cost savings to date are approximately $12 million and are expected to increase for the balance of fiscal 2008 and throughout fiscal 2009, reaching the full $39 million annual savings run rate in fiscal 2010. We also remain focused on numerous safety initiatives, designed primarily to protect our employees, which have also resulted in substantial cost savings.

During the third quarter of fiscal 2008, we took the following actions:

—	On February 19, 2008, our Board of Directors declared a regular quarterly dividend of $0.17 per share.

—	We repurchased 2.3 million common shares, reducing total outstanding common shares to 79.3 million at quarter end.

After the end of the third quarter of fiscal 2008, we made the following announcements:

—

On March 5, 2008, we announced that our joint venture, TWB Company, L.L.C. (“TWB”), would acquire ThyssenKrupp Tailored Blanks, S.A. de C.V., ThyssenKrupp Steel’s Mexican laser welding subsidiary, as a contribution to capital, to expand its presence in Mexico. With the contribution of the new Mexican operation, ThyssenKrupp Steel North America, Inc. will own 55 % of TWB, and Worthington will own 45%.

—

Also on March 5, 2008, we announced plans to build a new facility in the Monterrey, N.L., Mexico, region by our Serviacero Worthington Planos S.A. de C.V. joint venture. This will be the third facility in Mexico for the Serviacero Worthington joint venture.

Results of Operations

Third Quarter – Fiscal 2008 Compared to Fiscal 2007

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$725.7	100.0%	$677.2	100.0%	$48.5
Cost of goods sold	650.0	89.6%	620.9	91.7%	29.1

Gross margin	75.7	10.4%	56.3	8.3%	19.4
Selling, general and administrative expense	55.0	7.6%	54.1	8.0%	0.9
Restructuring charges	2.6	0.4%	-	0.0%	2.6

Operating income	18.1	2.5%	2.2	0.3%	15.9
Other expense, net	(0.9)	-0.1%	(0.9)	-0.1%	(0.0)
Interest expense	(5.7)	-0.8%	(6.6)	-1.0%	(0.9)
Equity in net income of unconsolidated affiliates	15.7	2.2%	13.4	2.0%	2.3
Income tax expense	(8.9)	-1.2%	(2.6)	-0.4%	6.3

Net earnings	$18.3	2.5%	$5.5	0.8%	$12.8

Net earnings for the third quarter of fiscal 2008 increased $12.8 million from the prior year to $18.3 million.

—

Net sales increased $48.5 million to $725.7 million from the prior year’s third quarter. Most of the increase in sales was due to higher volumes ($37.8 million) and, to a lesser extent, increased average selling prices ($10.7 million). Volume increases boosted sales in nearly all of our business segments, especially Steel Processing where sales increased $30.1 million from higher volumes.

—

Gross margin increased $19.4 million from the prior year’s third quarter, and gross margin as a percent of net sales increased from 8.3% to 10.4%. The spread between average selling prices and material cost expanded $32.0 million, driven by a more favorable inventory mix. Higher spread was more than enough to offset increased conversion costs ($12.6 million), of which more than half was attributable to increased volumes ($7.2 million).

—	SG&A expense increased $0.9 million from the prior year’s third quarter, mainly due to increased depreciation associated with the implementation of our Enterprise Resource Planning (ERP) system.

—

Restructuring charges of $2.6 million for the third quarter of fiscal 2008 related mostly to the announced facility closures within the Metal Framing business segment. These charges included asset impairments, employee retirements and severance, facility repairs and equipment relocations.

—

Equity in net income of unconsolidated affiliates of $15.7 million was largely made up of earnings from our joint venture WAVE, which increased $2.4 million compared to last year’s third quarter. Increased earnings from WAVE and the addition of Serviacero Worthington were offset by decreased earnings at TWB, WSP, and our other joint ventures. See “Note G – Investments in Unconsolidated Affiliates” for more financial details.

—

Income tax expense for the quarter increased $6.3 million primarily as a result of higher earnings and a mix of earnings that included relatively more domestic and less foreign earnings, which are taxed at lower rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing business segment for the periods indicated:

	Three Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$350.4	100.0%	$324.3	100.0%	$26.1
Cost of goods sold	318.2	90.8%	301.0	92.8%	17.2

Gross margin	32.2	9.2%	23.3	7.2%	8.9
Selling, general and administrative expense	22.2	6.3%	21.2	6.5%	1.0

Operating income	$10.0	2.9%	$2.1	0.6%	$7.9

Material cost	$266.8		$251.9		$14.9
Tons shipped (in thousands)	808.8		743.5		65.3

Net sales and operating income highlights were as follows:

—

Net sales increased $26.1 million from the prior year’s third quarter to $350.4 million. Higher volumes increased net sales by $30.1 million, which more than offset a $4.0 million decline in average selling prices.

—

Operating income increased $7.9 million compared to last year, as a result of an increased spread between average selling prices and material cost ($11.2 million), primarily due to lower average material cost. Volumes were up 9% and, as a result, conversion costs rose $2.3 million. SG&A expense rose $1.0 million due to increased depreciation associated with our ERP system.

Metal Framing

The following table presents a summary of operating results for the Metal Framing business segment for the periods indicated:

	Three Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$182.8	100.0%	$173.9	100.0%	$8.9
Cost of goods sold	172.0	94.1%	179.8	103.4%	(7.8)

Gross margin	10.8	5.9%	(5.9)	-3.4%	16.7
Selling, general and administrative expense	15.9	8.7%	15.6	9.0%	0.3
Restructuring charges	2.5	1.4%	-	0.0%	2.5

Operating loss	$(7.6)	-4.2%	$(21.5)	-12.4%	$13.9

Material cost	$130.0		$138.5		$(8.5)
Tons shipped (in thousands)	156.6		150.3		6.3

Net sales and operating loss highlights were as follows:

—

Net sales increased $8.9 million from the prior year’s third quarter to $182.8 million. The increase in net sales was due to higher volumes ($7.8 million) as well as higher average selling prices ($1.1 million).

—

The operating loss of $7.6 million was $13.9 million better than in the prior year’s third quarter. The improvement was the result of an improved spread between average selling prices and material cost ($17.4 million) and decreased conversion costs ($0.8 million), offset by restructuring charges ($2.5 million), a one-time charge for settling a pension liability ($1.5 million), as well as increased SG&A expenses ($0.3 million) due to a higher allocation of corporate expenses.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders business segment for the periods indicated:

	Three Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$138.3	100.0%	$133.7	100.0%	$4.6
Cost of goods sold	111.9	80.9%	99.7	74.6%	12.2

Gross margin	26.4	19.1%	34.0	25.4%	(7.6)
Selling, general and administrative expense	12.4	9.0%	12.2	9.1%	0.2
Restructuring charges	0.1	0.1%	-	0.0%	0.1

Operating income	$13.9	10.1%	$21.8	16.3%	$(7.9)

Material cost	$66.3		$60.5		$5.8
Units shipped (in thousands)	11,459.9		9,970.0		1,489.9

Net sales and operating income highlights were as follows:

—

Net sales of $138.3 million increased by $4.6 million over the prior year’s third quarter. Stronger foreign currencies relative to the U.S. dollar positively impacted reported U.S. dollar sales of the non-U.S. operations by $6.7 million, compared to last year. Improved volumes in both the European and North American markets were offset by lower average selling prices in local currencies for our European operations.

—

While remaining well above historic third quarter results, operating income decreased $7.9 million from last year’s record third quarter. Gross margin declined to 19.1% of sales from 25.4% as the increase in material costs for the quarter more than offset the higher sales revenue as reported in U.S. dollars. In addition, direct labor and manufacturing conversion costs increased $6.4 million due to the foreign currency impact and the higher unit volumes sold, resulting in a $7.6 million decline in gross margin for the quarter.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging business segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments.

The following table presents a summary of operating results for the periods indicated:

	Three Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$54.2	100.0%	$45.3	100.0%	$8.9
Cost of goods sold	47.8	88.2%	40.4	89.2%	7.4

Gross margin	6.4	11.8%	4.9	10.8%	1.5
Selling, general and administrative expense	4.7	8.7%	5.0	11.0%	(0.3)

Operating income (loss)	$1.7	3.1%	$(0.1)	-0.2%	$1.8

Net sales and operating income (loss) highlights were as follows:

—

Net sales increased $8.9 million over the prior year’s third quarter and was almost entirely attributable to the higher volumes in Construction Services, as increases at Steel Packaging were offset by decreases at Automotive Body Panels.

—

Operating income (loss) improved $1.9 million versus last year led by improvements at Construction Services. The operating performance of the Construction Services segment has improved significantly in recent quarters due to a combination of higher volumes and stronger margins in both military and mid-rise construction projects.

Year to Date – Fiscal 2008 Compared to Fiscal 2007

Consolidated Operations

The following table presents consolidated operating results:

	Nine Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$2,198.3	100.0%	$2,185.2	100.0%	$13.1
Cost of goods sold	1,973.8	89.8%	1,923.4	88.0%	50.4

Gross margin	224.5	10.2%	261.8	12.0%	(37.3)
Selling, general and administrative expense	165.1	7.5%	174.3	8.0%	(9.2)
Restructuring charges	9.9	0.5%	-	0.0%	9.9

Operating income	49.5	2.3%	87.5	4.0%	(38.0)
Other expense, net	(4.2)	-0.2%	(1.9)	-0.1%	2.3
Interest expense	(15.7)	-0.7%	(17.0)	-0.8%	(1.3)
Equity in net income of unconsolidated affiliates	45.6	2.1%	46.5	2.1%	(0.9)
Income tax expense	(22.0)	-1.0%	(39.4)	-1.8%	(17.4)

Net earnings	$53.2	2.4%	$75.7	3.5%	$(22.5)

Our year-to-date net earnings for fiscal 2008 decreased $22.5 million or 30% compared to the prior year.

—

Net sales increased $13.1 million from the prior year to $2,198.3 million. Higher volumes, primarily in the Construction Services, Metal Framing and Pressure Cylinders business segments, increased net sales by $47.5 million. Average selling prices were lower, primarily at our Metal Framing and Steel Processing business segments, causing net sales to fall $34.4 million. The average market price of hot-rolled steel was down 4% versus the year ago period, which was in line with the change in our average selling prices.

—

Gross margin decreased $37.3 million from the prior year due to the decreased spread, early in the period, between average selling prices and material cost ($34.9 million) and higher conversion costs ($19.0 million), which were partially offset by increased volumes ($16.6 million).

—

SG&A expense decreased $9.2 million as we recognized some early benefits from our cost reduction initiatives. Some of the decrease is the result of lower profit sharing and bonus expense associated with lower earnings. Other decreases were in professional fees and insurance expense, partially offset by higher depreciation associated with the ERP system.

—

Restructuring charges of $9.9 million for the first nine months of fiscal 2008 related to voluntary early retirements and to announced facility closures in the Metal Framing business segment. These charges include asset impairments, employee early retirements and severance, facility repairs and equipment relocations.

—

Equity in net income of unconsolidated affiliates decreased $0.9 million due to weaker performance at several joint ventures, including TWB and WSP. The addition of Serviacero Worthington, our new Mexican joint venture, and increased earnings at WAVE partially offset those lower earnings. See “Note G – Investments in Unconsolidated Affiliates” for more financial detail.

—

Income tax expense decreased $17.4 million primarily as a result of lower earnings. Additionally, the effective income tax rate was 29.3% for the fiscal year to date period and 34.2% for the same period of the prior year. The effective income tax rate decreased due to a mix of earnings that included a greater percentage of foreign earnings, which are taxed at a lower rate.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Nine Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$1,050.5	100.0%	$1,100.2	100.0%	$(49.7)
Cost of goods sold	952.3	90.7%	990.8	90.1%	(38.5)

Gross margin	98.2	9.3%	109.4	9.9%	(11.2)
Selling, general and administrative expense	66.8	6.4%	68.7	6.2%	(1.9)
Restructuring charges	1.1	0.1%	-	0.0%	1.1

Operating income	$30.3	2.9%	$40.7	3.7%	$(10.4)

Material cost	$799.2		$837.7		$(38.5)
Tons shipped (in thousands)	2,458.9		2,431.1		27.8

Net sales and operating income highlights were as follows:

—

Net sales decreased $49.7 million from the prior year to $1,050.5 million. Lower average selling prices reduced net sales by $25.2 million. In addition, a change in product mix, where our higher-priced direct sales volumes decreased and our lower-priced toll sales volumes increased, negatively impacted net sales by $24.5 million. The product mix changes negatively impacted sales, as direct sales include material costs and accordingly are priced significantly higher than toll processing sales, where the customer owns the material.

—

Operating income decreased $10.4 million compared to the prior year primarily due to decreased spreads early in the year ($11.2 million) when average selling prices fell at a faster rate than material cost. The lower average selling prices reflected weak automotive demand, particularly from the automotive suppliers, versus the same period a year ago.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Nine Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$563.3	100.0%	$575.8	100.0%	$(12.5)
Cost of goods sold	541.9	96.2%	530.1	92.1%	11.8

Gross margin	21.4	3.8%	45.7	7.9%	(24.3)
Selling, general and administrative expense	46.1	8.2%	54.3	9.4%	(8.2)
Restructuring charges	6.9	1.2%	-	0.0%	6.9

Operating loss	$(31.6)	-5.6%	$(8.6)	-1.5%	$(23.0)

Material cost	$413.7		$407.2		$6.5
Tons shipped (in thousands)	494.1		473.2		20.9

Net sales and operating loss highlights were as follows:

—

Net sales for the first nine months fell $12.5 million from the prior year to $563.3 million. Increased volumes of $27.1 million was not enough to offset the impact of lower average selling prices, down $39.6 million versus the same period a year ago. Much of the selling price decrease was a result of increased competition. The downward pressure on pricing had the most significant impact on core-building products, which has also been negatively impacted by weakened demand in the residential housing market. To a lesser extent, the selling price decrease was product mix related, as volumes in higher-priced product lines decreased, and lower-priced products increased. Many of the higher-margin lines serve the residential housing sector.

—

The segment reported an operating loss of $31.6 million in the first nine months of the current fiscal year compared to an operating loss of $8.6 million in the prior year. This segment has been challenged due to intensified competition as the number of entrants has increased and the appeal of alternative materials, such as wood, remained more attractively priced. The unfavorable shift in product mix mentioned above negatively impacted the spread between average selling prices and average material prices by $30.3 million. Also contributing to the loss were restructuring charges ($6.9 million), a one-time charge for settling a pension liability ($1.5 million) and higher conversion costs ($1.1 million). These charges were partially offset by increased volumes ($8.6 million) and a reduction in SG&A expenses ($8.2 million) resulting from a smaller proportionate share of general corporate expenses as well as lower wages, profit sharing and travel expenses.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Nine Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$408.1	100.0%	$375.5	100.0%	$32.6
Cost of goods sold	321.5	78.8%	282.0	75.1%	39.5

Gross margin	86.6	21.2%	93.5	24.9%	(6.9)
Selling, general and administrative expense	37.2	9.1%	34.9	9.3%	2.3
Restructuring charges	0.1	0.0%	-	0.0%	0.1

Operating income	$49.3	12.1%	$58.6	15.6%	$(9.3)

Material cost	$191.3		$171.0		$20.3
Units shipped (in thousands)	33,675.3		31,290.9		2,384.4

Net sales and operating income highlights were as follows:

—

Net sales grew $32.6 million from the prior year to $408.1 million. The impact of stronger foreign currencies relative to the U.S. dollar for our non-U.S. operations contributed $17.0 million to the total increase. In addition, volumes improved across most product lines, offset by lower average selling prices in local currencies for our European operations.

—

Operating income decreased $9.3 million from the prior year. Despite the higher volumes mentioned above, gross margin decreased $6.9 million due primarily to the lower local currency selling prices for the European operations. SG&A expenses were up $2.3 million as this business segment received a larger allocation of corporate expenses based on the growth in sales.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging business segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the business segments.

The following table presents a summary of operating results for the periods indicated:

	Nine Months Ended
Dollars in millions	Feb. 29, 2008	% of Net sales	Feb. 28, 2007	% of Net sales	Increase/ (Decrease)
Net sales	$176.4	100.0%	$133.8	100.0%	$42.6
Cost of goods sold	158.1	89.6%	120.6	90.1%	37.5

Gross margin	18.3	10.4%	13.2	9.9%	5.1
Selling, general and administrative expense	14.9	8.4%	16.4	12.3%	(1.5)
Restructuring charges	1.8	1.0%	-	0.0%	1.8

Operating income (loss)	$1.6	0.9%	$(3.2)	-2.4%	$4.8

Net sales and operating income (loss) highlights were as follows:

—

Net sales increased $42.6 million over the prior year primarily as a result of increased volumes in our Construction Services business segment and increased average selling prices in our Auto Body Panels business segment.

—

Operating income was $1.6 million during the first nine months compared to an operating loss of $3.2 million in the comparable period of fiscal 2007 almost entirely due to Construction Services’ improved operating performance. Construction Services’ focus on the mid-rise and military housing markets, which have not been as negatively impacted as the general construction market. Steel Packaging’s operating results showed some improvement, partially offsetting a decline in Automotive Body Panels compared to the prior year.

Liquidity and Capital Resources

Cash and cash equivalents at the end of the third quarter of fiscal 2008 increased $15.4 million versus the end of the same quarter last year. The following table is a summary of the consolidated cash flows:

	Nine Months Ended
(in millions)	February 29, 2008	February 28, 2007
Cash provided by operating activities	$108.2	$48.4
Cash used by investing activities	(60.7)	(56.6)
Cash used by financing activities	(31.4)	(9.0)

Increase (decrease) in cash and cash equivalents	16.1	(17.2)
Cash and cash equivalents at beginning of period	38.3	56.2

Cash and cash equivalents at end of period	$54.4	$39.0

We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditures, debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities, access to capital markets and unused lines of credit.

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions. We rely on cash and short-term financing to meet cyclical increases in working capital needs. Cash requirements generally rise during periods of increased economic activity or increasing raw material prices due to higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, positive cash flow generally results from the reduction of inventories and accounts receivable. This cash is typically used to reduce, or eliminate, short-term debt.

During the first nine months of fiscal 2008, cash provided by operating activities increased $59.8 million from the same period of fiscal 2007. This was primarily the result of the change in accounts payable compared to that reported in the same period last year, when accounts payable decreased substantially due to a change in the timing of payments. The changes in accounts receivable, inventory and accounts payable reflect increases due to higher steel prices in the third quarter of this year. Consolidated net working capital was $408.0 million at February 29, 2008, compared to $548.9 million at May 31, 2007.

Cash restructuring charges of $5.8 million have been reflected in operating activities for the nine months ended February 29, 2008.

Investing Activities

Net cash used by investing activities increased $4.1 million for the first nine months of fiscal 2008 primarily due to higher investments in unconsolidated affiliates and lower proceeds from asset sales offset by the sale of short-term investments, and by lower amounts expended on capital expenditures and acquisitions.

Capital expenditures represent cash used for investment in property, plant and equipment and are presented below by reportable business segment:

	Nine Months Ended
(in millions)	February 29, 2008	February 28, 2007
Steel Processing	$4.3	$12.7
Metal Framing	5.1	11.3
Pressure Cylinders	13.6	9.7
Other	14.2	10.4

	$37.2	$44.1

Capital expenditures include our Enterprise Resource Planning (“ERP”) project and the purchase of a previously leased Pressure Cylinder facility. We anticipate that our fiscal 2008 capital spending, excluding acquisitions, will be slightly below annual depreciation.

Financing Activities

Our credit ratings are unchanged from those reported as of May 31, 2007.

Long-term debt – As of February 29, 2008, we were in compliance with our long-term debt covenants and expect to remain compliant in the future. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt – We maintain a $435.0 million five-year revolving credit facility, which expires September 2010. Borrowings under this revolver have maturities of less than one year. We also have a $100.0 million revolving trade accounts receivable securitization facility as well as $25.0 million of uncommitted credit lines available at the discretion of several banks. These facilities are established with major domestic banks. We had

$145.0 million of committed borrowings and $18.3 million of uncommitted borrowings outstanding at February 29, 2008. We also provided $9.5 million in letters of credit for third parties as of February 29, 2008.

We were in compliance with our short-term debt covenants at February 29, 2008. Our short-term debt agreements do not include ratings triggers or material adverse change provisions.

Common shares – We maintained a quarterly dividend during the third quarter of fiscal 2008 at $0.17 per common share, unchanged from the third quarter of fiscal 2007. Dividends paid on our common shares totaled $42.1 million and $44.7 million in the first nine months of fiscal 2008 and fiscal 2007. We currently have no material contractual or regulatory restrictions on the payment of dividends.

In the first nine months of fiscal 2008, we purchased 6,451,500 common shares for a total of $125.8 million. With these purchases, we have completed the 10,000,000 common share repurchase authorization of June 2005 and purchased 900,500 common shares under the 10,000,000 common share repurchase authorization of September 2007. Future purchases may occur from time to time on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flow from operations and general economic conditions.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Contractual Cash Obligations and Other Commercial Commitments” of our 2007 Form 10-K.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at February 29, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities after May 31, 2008, and for non-financial assets and liabilities after May 31, 2009. SFAS No. 157 is not expected to materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. SFAS No. 159 is effective June 1, 2008, and is not expected to materially impact our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements – an amendment of ARB No. 51, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and will require the inclusion of the minority interest in shareholder’s equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, to improve the transparency of financial reporting by requiring enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective December 1, 2008.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. As of February 29, 2008, we have deferred $7.8 million of revenue related to pricing disputes. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” of our 2007 Form 10-K.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2007 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 29, 2008). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 29, 2008) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2007 (the “2007 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2007, and available at www.sec.gov. The risk factors facing the Company have not changed significantly from those disclosed in our 2007 Form 10-K. These risk factors could materially affect our business, financial condition or future results. The risk factors described in our 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 29, 2008:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2007	650,000	$18.23	650,000	10,720,800
January 1-31, 2008	1,621,300	$16.42	1,621,300	9,099,500
February 1-29, 2008	-	-	-	9,099,500

Total	2,271,300	$16.94	2,271,300

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. At its meeting on September 27, 2006, the Board of Directors of Worthington Industries, Inc. reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, which had initially been announced on June 13, 2005. This repurchase authorization was completed during December 2007. On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to an additional 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 9,099,500 common shares remain available under this repurchase authorization as of February 29, 2008. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

10.1

Form of Award Letter Evidencing Performance Bonus Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for Six-Month Period Ending May 31, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed November 30, 2007 (SEC File No. 1-8399))

10.2

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

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2008	By:	/s/ John S. Christie
John S. Christie, President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

10.1	Form of Award Letter Evidencing Performance Bonus Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for Six-Month Period Ending May 31, 2008	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed November 30, 2007 (SEC File No. 1-8399)

10.2	Summary of Annual Base Salaries of Named Executive Officers of Worthington Industries, Inc., effective as of December 1, 2007	Incorporated herein by reference to the discussion under the caption “Annual Base Salaries Approved for Named Executive Officers” in “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed November 30, 2007 (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith