Form 10-K
period 2008-05-31
WORTHINGTON INDUSTRIES INC
filed 2008-07-30
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                             ☒  YES    ☐  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                     ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer   ☒        Accelerated filer   ☐        Non-accelerated filer   ☐        Smaller reporting company  ☐

                                                                                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)         ☐  YES    ☒  NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the Common Shares (the only common equity) held by non-affiliates based on the closing price on the New York Stock Exchange on November 30, 2007, was approximately $1,385,500,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. On July 24, 2008, the Registrant had 78,769,498 Common Shares issued and outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 24, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

•	future or expected growth, growth opportunities, performance, sales, operating results and earnings per share;
•	projected capacity and working capital needs;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	anticipated capital expenditures and asset sales;
•	projected timing, results, costs, charges and expenditures related to acquisitions or to facility startups, dispositions, shutdowns and consolidations;
•	new products, services and markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets;
•	expected benefits from turnaround plans, plant closings, cost reduction efforts and other initiatives;
•	expectations for improvements in efficiencies or the supply chain;
•	expectations for improving margins and increasing shareholder value; and
•	effects of judicial rulings and other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of the Company’s products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of consolidation and other changes within the steel, automotive, construction and related industries;
•	failure to maintain appropriate levels of inventories;
•	the ability to realize targeted expense reductions such as head count reductions, facility closures and other expense reductions;
•	the ability to realize other cost savings and operational efficiencies and improvements on a timely basis;
•	the overall success of, and ability to integrate, newly-acquired businesses and achieve synergies therefrom;
•	capacity levels and efficiencies within facilities and within the industry as a whole;
•	financial difficulties (including bankruptcy filings) of customers, suppliers, joint venture partners and others with whom the Company does business;
•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•

the effect of disruptions in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

•	changes in customer inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposures;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	adverse claims experience with respect to workers’ compensation, product recalls or liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by the Company in the application of significant accounting policies;
•	levels of imports and import prices in the Company’s markets;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•

other risks described from time to time in filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. – Risk Factors” of this Annual Report on Form 10-K.

We note these factors for investors as contemplated by the Act. It is impossible to predict or identify all potential risk factors. Consequently, you should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Any forward-looking statements in this Annual Report on Form 10-K are based on current information as of the date of this Annual Report on Form 10-K, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

ii

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively, “we,” “our,” “Worthington,” or “Company”). Founded in 1955, Worthington is primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products, such as metal framing, pressure cylinders, automotive past-model service stampings and, through joint ventures, metal ceiling grid systems and laser-welded blanks.

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

Business Segments

At the end of the fiscal year ended May 31, 2008 (“fiscal 2008”), the Company had 44 manufacturing facilities worldwide and held equity positions in ten joint ventures, which operated an additional 22 manufacturing facilities worldwide.

The Company has three principal reportable operating segments: Steel Processing, Metal Framing and Pressure Cylinders. The Steel Processing segment consists of the Worthington Steel business unit (“Worthington Steel”). The Metal Framing segment consists of the Dietrich Metal Framing business unit (“Dietrich”). The Pressure Cylinders segment consists of the Worthington Cylinder business unit (“Worthington Cylinders”). All other business units not included in these three reportable operating segments are combined and disclosed in the Other category, which also includes income and expense items not allocated to the operating segments. The Other category includes the Automotive Body Panels, Construction Services and Steel Packaging segments.

Worthington holds equity positions in ten joint ventures, which are further discussed below under the subheading “Joint Ventures.” Only one of the ten joint ventures is consolidated and its operating results are reported in the Steel Processing segment.

During fiscal 2008, the Steel Processing, Metal Framing and Pressure Cylinders segments served approximately 1,200, 3,800 and 2,400 customers, respectively, located primarily in the United States. Foreign sales accounted for approximately 9% of consolidated net sales and were comprised primarily of sales to customers in Canada and Europe. No single customer accounted for over 5% of consolidated net sales. Further reportable operating segment data is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K.

Recent Developments

On September 14, 2007, the Company segment acquired certain cylinder production assets of Wolfedale Engineering, the largest Canadian manufacturer of portable propane gas steel cylinders for use with barbeque gas grills, recreational vehicles, campers and trailers. These assets and production were integrated into existing facilities.

On September 17, 2007, the Company acquired a 50% interest in Serviacero Planos which operates two steel processing facilities in central Mexico. This joint venture is known as Serviacero Planos, S.A. de C.V. (“Serviacero Worthington”). On March 5, 2008, Serviacero Worthington announced plans to add a greenfield site in the Monterrey, Mexico region. This will be the third facility in Mexico for the Serviacero Worthington joint venture.

On September 25, 2007, a steel processing joint venture was formed with The Magnetto Group to construct and operate a Class One steel processing facility in Slovakia. This 49%-owned joint venture started operations in February 2008 as Canessa Worthington Slovakia s.r.o. (“Canessa Worthington”) and services customers throughout central Europe.

On September 25, 2007, Worthington announced the closure or downsizing of five production facilities in the Metal Framing segment. The affected facilities were: East Chicago, Indiana; Rock Hill, South Carolina; Goodyear, Arizona; Wildwood, Florida; and Montreal, Canada which is being downsized. The Rock Hill facility continues to operate as a steel processing operation and will also produce product for the Aegis joint venture. In addition to the plant closures, the Metal Framing executive and administrative offices will be relocated from Pittsburg, Pennsylvania, to our corporate offices in Columbus, OH. Annual net sales generated by the closed facilities totaled approximately $125.0 million, the majority of which are expected to be transferred to other nearby Metal Framing locations. As of May 31, 2008, all five of the Metal Framing operating facilities have been closed or downsized. Of the $9.0 million in annual savings expected from these actions, $2.1 million was realized in fiscal 2008. The balance will be realized in fiscal 2009. Restructuring charges related to these closures totaled $8.1 million in fiscal 2008 with an additional $4.6 million expected in fiscal 2009.

On September 26, 2007, Worthington Industries announced that the Board of Directors had approved the repurchase of ten million of its outstanding common shares. A prior authorization to repurchase up to ten million common shares, originally approved by the Board of Directors on June 13, 2005, had 1,370,800 common shares remaining under it, making a total of 11,370,800 common shares available for repurchase at the time of the announcement. During fiscal 2008, the Company repurchased 6,451,500 common shares, and at year-end, there were 9,099,500 common shares authorized for repurchase.

On October 25, 2007, Worthington acquired a 49% interest in crate and pallet maker LEFCO Industries, LLC, a minority business enterprise. The resulting joint venture, called LEFCO Worthington, LLC, will manufacture steel rack systems for the automotive and trucking industries, in addition to continuing LEFCO’s existing products.

On March 1, 2008 TWB Company, L.L.C. (“TWB”), our joint venture with ThyssenKrupp Steel North America, Inc. (“ThyssenKrupp”), acquired ThyssenKrupp Tailored Blanks, S.A. de C.V., the Mexican subsidiary of ThyssenKrupp, to expand TWB’s presence in Mexico. As a result, ThyssenKrupp now owns 55% of TWB and Worthington now owns 45%.

On June 2, 2008, Worthington made an additional capital contribution of $392,000 to Viking & Worthington Steel Enterprise, LLC. The other member in the joint venture did not make its contribution as required by the operating agreement. As a result, Worthington became the majority owner of the joint venture, and the joint venture will be consolidated in Worthington’s financial statements starting in fiscal 2009.

On June 2, 2008, the Company acquired substantially all of the assets of The Sharon Companies Ltd. (“Sharon Stairs”). The Sharon Stairs business designs and manufactures steel egress stair systems for the commercial construction market and operates one manufacturing facility in Akron, Ohio. It will operate as part of Worthington Integrated Building Systems, LLC (“Worthington-IBS”).

Steel Processing

The Steel Processing segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, Inc., a specialty stainless processor located in Los Angeles, California (“PSM”), and Spartan Steel Coating, LLC (“Spartan”), a consolidated joint venture. For fiscal 2008, the fiscal year ended May 31, 2007 (“fiscal 2007”), and the fiscal year ended May 31, 2006 (“fiscal 2006”), the percentage of consolidated net sales generated by the Steel Processing segment was 48%, 49%, and 51%, respectively.

Worthington Steel is one of America’s largest independent intermediate processors of flat-rolled steel. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills or end-users of these products.

The Steel Processing segment, including Spartan, owns and operates ten manufacturing facilities – one each in California, Indiana, Kentucky and Maryland, two in Michigan, and three in Ohio – and leases one manufacturing facility in Alabama.

Worthington Steel serves approximately 1,200 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container, and aerospace markets. Automotive-related customers have historically represented approximately half of its net sales. No single customer represented greater than 7% of net sales for the Steel Processing segment during fiscal 2008.

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

Worthington Steel also toll processes steel for steel mills, large end-users, service centers, and other processors. Toll processing is different from typical steel processing in that the mill, end-user, or other party retains title to the steel and has the responsibility for selling the end product. Toll processing enhances Worthington Steel’s participation in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

The steel processing industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors. Competition is primarily on the basis of price, product quality, and the ability to meet delivery requirements. Technical service and support for material testing and customer-specific applications enhance the quality of products (See “Item 1. – Business – Technical Services”). However, the extent to which technical service capability has improved Worthington Steel’s competitive position has not been quantified. Worthington Steel’s ability to meet tight delivery schedules is, in part, based on the proximity of facilities to customers, suppliers and one another. The extent to which plant location has impacted Worthington Steel’s competitive position has not been quantified. Processed steel products are priced competitively, primarily based on market factors, including, among other things, competitive pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

Metal Framing

The Metal Framing segment, consisting of the Dietrich Metal Framing business unit, designs and produces metal framing components, systems and related accessories for the commercial and residential construction markets within the United States and Canada. For fiscal 2008, fiscal 2007, and fiscal 2006, the percentage of consolidated net sales generated by the Metal Framing segment was 26%, 26%, and 28%, respectively.

Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other building product accessories, such as metal corner bead, lath, lath accessories, clips, fasteners and vinyl bead and trim.

The Metal Framing segment has 20 operating facilities located throughout the United States: one each in Arizona, Colorado, Georgia, Hawaii, Illinois, Indiana, Kansas, Maryland, Massachusetts, New Jersey, South Carolina and Washington; two each in California, Florida, Ohio and Texas. This segment also has 2 operating facilities in Canada: one each in British Columbia and Ontario.

Dietrich is the largest metal framing manufacturer in the United States, supplying approximately 35% of the metal framing products sold in the United States. Dietrich is the second largest metal framing manufacturer in Canada with a market share of between 20% and 25%. Dietrich serves approximately 3,800 customers, primarily consisting of wholesale distributors, commercial and residential building contractors, and mass merchandisers. During fiscal 2008, Dietrich’s three largest customers represented approximately 16%, 10% and 10%, respectively, of the net sales for the segment, while no other customer represented more than 2% of net sales for the segment.

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

Pressure Cylinders

The Pressure Cylinders segment consists of the Worthington Cylinders business unit. For fiscal 2008, fiscal 2007, and fiscal 2006, the percentage of consolidated net sales generated by Worthington Cylinders was 20%, 18%, and 16%, respectively.

Worthington Cylinders operates eight manufacturing facilities with three in Ohio, one each in Wisconsin, Austria, Canada, the Czech Republic, and Portugal.

The Pressure Cylinders segment produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders; high-pressure and industrial/specialty gas cylinders; airbrake tanks; and certain consumer products. LPG cylinders are sold to manufacturers, distributors and mass merchandisers and are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts, propane-fueled camping equipment, hand held torches, and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. High-pressure and industrial/specialty gas cylinders are sold primarily to gas producers and distributors as containers for gases used in: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers, and “Balloon Time®” helium kits which include non-refillable cylinders. While a large percentage of cylinder sales are made to major accounts, Worthington Cylinders has approximately 2,400 customers. During fiscal 2008, no single customer represented more than 6% of net sales for the segment.

Worthington Cylinders produces low-pressure steel cylinders with refrigerant capacities of 15 to 1,000 pounds and steel and aluminum cylinders with LPG capacities of 14.1 ounces to 420 pounds. Low-pressure cylinders are produced by precision stamping, drawing, welding and/or brazing component parts to customer specifications. They are then tested, painted and packaged, as required. High-pressure steel cylinders are manufactured by several processes, including deep drawing, tube spinning and billet piercing. In the United States and Canada, high-pressure and low-pressure cylinders are primarily manufactured in accordance with U.S. Department of Transportation and Transport Canada specifications. Outside the United States and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards.

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

The Pressure Cylinders segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits; the trademark “FLAMESAVER™” to market certain LP gas cylinders; the trademark “WORTHINGTON PRO GRADE™” to market certain LPG cylinders, hand torch cylinders and camping fuel cylinders; and the trademark “MAP-PRO™”. The Pressure Cylinders segment intends to continue to use these trademarks and renew its registered trademarks. This intellectual property is important to the Pressure Cylinders segment but is not considered material.

Other

The “Other” category consists of segments that do not meet the materiality tests for purposes of separate disclosure and other corporate related entities. These segments are Automotive Body Panels, Construction Services and Steel Packaging.

The Automotive Body Panels segment consists of The Gerstenslager Company (“Gerstenslager”), which is ISO/TS 16949:2002 and ISO14001 certified. Gerstenslager provides stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers, primarily in the automotive industry. Gerstenslager is a major supplier to the automotive past-model market and manages more than 3,300 finished good part numbers and more than 12,600 stamping dies/fixture sets for the past- and current-model year automotive and truck manufacturers, both domestic and transplant.

The Construction Services segment consists of the Worthington-IBS business unit which includes Worthington Mid-Rise Construction, Inc., which designs and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; Worthington Military Construction, Inc., which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military; a 36 unit mid-rise light-gauge steel framed apartment project in China entered into primarily for research and development purposes; and recently acquired Sharon Stairs, a manufacturer of pre-engineered egress stair solutions.

The Steel Packaging segment consists of Worthington Steelpac Systems, LLC (“Steelpac”), which is an ISO-9001: 2000 certified manufacturer of engineered, recyclable steel shipping solutions. Steelpac designs and manufactures reusable custom platforms, racks, and pallets made of steel for supporting, protecting and handling products throughout the shipping process for industries such as automotive, lawn and garden and recreational vehicles.

Segment Financial Data

Financial information for the reportable segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

Financial Information About Geographic Areas

Foreign operations represented 9%, 8%, and 6% of consolidated net sales for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Summary information about Worthington’s foreign operations is set forth in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” of this Annual Report on Form 10-K. That summary information is incorporated herein by reference. For fiscal 2008, fiscal 2007, and fiscal 2006, Worthington had operations in North America and Europe. Net sales by geographic region are provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That information is incorporated herein by reference.

Suppliers

In fiscal 2008, Worthington purchased approximately three million tons of steel (58% hot-rolled, 29% galvanized, and 13% cold-rolled) on a consolidated basis. Steel is purchased in large quantities at regular intervals from major primary producers, both domestic and foreign. In the Steel Processing segment, steel is primarily purchased and processed based on specific customer orders. The Metal Framing and Pressure Cylinders segments purchase steel to meet production schedules. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing. During fiscal 2008, major suppliers of steel were, in alphabetical order: AK Steel Corporation; ArcelorMittal; California Steel Industries, Inc.; Gallatin Steel Company; North Star BlueScope Steel LLC; Nucor Corporation; SeverCorr, LLC; Severstal North America, Inc.; Steel Dynamics, Inc.; Stemcor Holdings Limited; United States Steel Corporation; USS-POSCO Industries; and WCI Steel, Inc. Alcoa, Inc. was the primary aluminum supplier for the Pressure Cylinders segment in fiscal 2008. Major suppliers of zinc to the Steel Processing segment were, in alphabetical order: Considar Metal Marketing (a/k/a HudBay), Industrias Peñoles, Teck Cominco Limited and Xstrata Zinc Canada. Approximately 35 million pounds of zinc were purchased in fiscal 2008. Worthington believes its supplier relationships are good.

Technical Services

Worthington employs a staff of engineers and other technical personnel and maintains fully equipped laboratories to support operations. These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat-rolled steel required for customer needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. To provide these services, Worthington maintains a continuing program of developmental engineering with respect to product characteristics and performance under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the U.S. Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO) and customer requirements. All design work complies with applicable current local and national building code requirements. An IAS (International Accreditations Service, Incorporated) accredited product-testing laboratory supports these design efforts.

Seasonality

Sales are generally weaker in the third quarter of the fiscal year, primarily due to reduced activity in the building and construction industry as a result of the weather, as well as customer plant shutdowns in the automotive industry due to holidays. Sales are generally strongest in the fourth quarter of the fiscal year when all of the segments are normally operating at seasonal peaks.

Employees

As of May 31, 2008, Worthington employed approximately 6,900 employees in its operations, excluding the unconsolidated joint ventures. Approximately 14% of these employees were represented by collective bargaining units. Worthington believes it has good relationships with its employees in general, including those covered by collective bargaining units.

Joint Ventures

As part of a strategy to selectively develop new products, markets, and technological capabilities and to expand an international presence, while mitigating the risks and costs associated with those activities, Worthington participates in one consolidated and nine unconsolidated joint ventures.

Consolidated

•

Spartan Steel Coating, LLC (“Spartan”) is a 52%-owned consolidated joint venture with Severstal North America, Inc., located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. Spartan’s financial results are fully consolidated into the Steel Processing segment. The equity ownership of Severstal is shown as minority interest on the consolidated balance sheets and its portion of operating income is eliminated in miscellaneous expense on the consolidated statements of earnings.

Unconsolidated

•

Accelerated Building Technologies, LLC (“ABT”), a 50%-owned joint venture with NOVA Chemicals Corporation, evaluates, develops, tests, manufactures, sells and otherwise commercializes construction products which are used in combination with light-gauge steel framing. ABT has developed the accel-E™ wall panel system which combines high strength, technically enhanced UltraSTEEL® framing with a fire, termite and mold- resistant modified EPS insulation to provide a cost-effective, energy-efficient and structurally superior panelized building alternative to conventional stick and batt framing.

•

Aegis Metal Framing, LLC (“Aegis”), is a 60%-owned joint venture with MiTek Industries Inc., headquartered in Chesterfield, Missouri. Aegis supplies an integrated package of sophisticated design software, professional engineering services, and cold-formed metal framing products to the pre-fabricated building components industry. Aegis’ comprehensive range of metal framing elements, including the Ultra-Span® truss system, TradeReady® joist system, and structural wall framing is sold to companies that design and assemble pre-fabricated trusses, wall panels and floor systems. These pre-assembled elements are used to speed construction cycle times and reduce overall costs in the commercial, institutional, and multi-family construction markets.

•

Canessa Worthington Slovakia s.r.o. (“Canessa Worthington”), a 49%-owned joint venture with The Magnetto Group, operates one manufacturing facility in Kosice, Slovakia. Canessa Worthington offers Class One steel processing services such as slitting, blanking and cutting-to-length for customers throughout central Europe.

•

LEFCO Worthington, LLC (“LEFCO Worthington”), a 49%-owned joint venture with LEFCO Industries, LLC, is a minority business enterprise which offers engineered wooden crates, specialty pallets, and steel rack systems for a variety of industries, including defense and automotive. LEFCO Worthington also mass produces the first light-weight, flame-resistant steel pallet designed to meet the Grocery Manufacturers Association’s capacity and compatibility standards. LEFCO Worthington operates one manufacturing facility in Cleveland, Ohio.

•

Serviacero Planos, S.A. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates two facilities in Mexico, one in Leon and one in Queretaro. Serviacero Worthington provides steel processing services such as slitting, multi-blanking and cutting-to-length for automotive, appliance and electronics related customers.

•

TWB Company, L.L.C. (“TWB”), a 45%-owned joint venture with ThyssenKrupp Steel North America, Inc., is a leading North American supplier of tailor welded blanks, manufacturing 13 million per year. TWB produces laser-welded blanks for use in the automotive industry for products such as inner-door panels, bodysides, rails and pillars. TWB operates facilities in Prattville, Alabama; Monroe, Michigan; Columbus, Indiana; and Puebla, Ramos Arizpe (Saltillo) and Hermosillo, Mexico.

•

Viking & Worthington Steel Enterprise, LLC (“VWSE”), a joint venture with Bainbridge Steel, LLC, an affiliate of Viking Industries, LLC, operates a steel processing facility in Valley City, Ohio. VWSE closed its manufacturing operations in June 2008 and its business will be reorganized or wound down.

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of Armstrong World Industries, Inc., is one of four global manufacturers and multiple smaller international manufacturers of suspension grid systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets. WAVE operates seven facilities in five countries: Aberdeen, Maryland; Benton Harbor, Michigan; and North Las Vegas, Nevada, within the United States; Shanghai, the Peoples Republic of China; Team Valley, United Kingdom; Valenciennes, France; and Madrid, Spain.

•

Worthington Specialty Processing (“WSP”), a 50%-owned joint venture with United States Steel Corporation (“U.S. Steel”), operates a steel processing facility in Jackson, Michigan. The facility is managed by Worthington Steel and serves primarily as a toll processor for U.S. Steel. WSP processes master steel coils into both slit coils and sheared first operation blanks, including rectangles, trapezoids, parallelograms and chevrons, designed to meet specifications for the automotive, appliance, furniture and metal door industries.

See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about Worthington’s participation in unconsolidated joint ventures.

Environmental Regulation

Worthington’s manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. Worthington continually examines ways to reduce emissions and waste and to decrease costs related to environmental compliance. The cost of compliance or capital expenditures for environmental control facilities required to meet environmental requirements are not anticipated to be material when compared with overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on the financial position, results of operations or cash flows, or the competitive position of the Company.

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

Raw Material Prices

Our future operating results may be affected by fluctuations in raw material prices.    Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, curtailed production at major mills due to factors such as equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g. ore, scrap, coke, energy, etc.), currency exchange rates, and other factors described below under “Raw Material Availability.” This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased.

Raw Material Availability

The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.    If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum and zinc, is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions might result from a number of factors including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, failure of suppliers to fulfill their supply obligations, financial difficulties of suppliers, significant events affecting supplier facilities, significant weather events, those factors listed above under “Raw Material Prices” or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Inventories

Our business could be harmed if we fail to maintain proper inventory levels.    We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders for Steel Processing, we anticipate and forecast customer demand for all segments. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if steel prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impacting our customer relationships, and resulting in lost revenues, any of which could harm our business and adversely affect our financial results.

Economic or Industry Downturns

Downturns or weakness in the economy in general or in key industries, such as construction or automotive, may adversely affect our customers, which may cause the demand for our products and services to decline and adversely affect our financial results.    Many of our customers are in industries and businesses that are cyclical in nature and affected by changes in general economic conditions or conditions specific to their respective markets, such as the construction and automotive industries. Product demand in our customer’s end markets is based on numerous factors such as interest rates, general economic conditions, consumer confidence, and other factors beyond our control. Downturns in demand from the construction industry, the automotive industry or any of the other industries we serve, or a decrease in the margins that we can realize from sales of our products to customers in any of these industries, could adversely affect our financial results.

Reduced construction activity, especially in office buildings, could negatively impact our financial results.    The construction market is a key end market with approximately 40% of our net sales going to that market in fiscal 2008. If construction activity in the United States, in general, or by one or more of our major customers, in particular, were to be reduced significantly, it could negatively affect our sales and financial results.

Reduced automotive/truck production and the financial difficulties of customers in this market could negatively impact our financial results.    The automotive and truck market remains a key customer group with approximately 26% of the Company’s net sales derived from that market in fiscal 2008. If domestic automotive production, in general, or by one or more of our major domestic customers, in particular, were to be reduced significantly, it could negatively affect our sales and financial results.

The financial difficulties and internal strategies of customers could adversely affect us.    A portion of our business is highly dependent on automotive manufacturers, many of which have publicly announced plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs. These actions are impacting automotive suppliers who are also taking similar actions. Some customers in the construction and other industries are also experiencing cutbacks. The financial difficulties of certain customers and the efforts under way by our customers to improve their overall financial condition could result in numerous changes that are beyond our control, including additional unannounced customer plant closings, decreased production, changes in product mix or distribution patterns, volume reductions, labor disruptions, collectibility of our accounts receivable, mandatory reductions or other unfavorable changes in our pricing, terms or service conditions or market share losses, as well as other changes we may not accurately anticipate. These events could adversely impact our financial results.

The loss of significant volume from key customers could adversely affect us.    In fiscal 2008, our largest customer accounted for approximately 4% of our gross sales, and our ten largest customers accounted for approximately 24% of our gross sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive and retail industries, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers.

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

Material Substitution

In certain applications, steel competes with other materials, such as aluminum (particularly in the automobile industry), cement and wood (particularly in the construction industry), composites, glass and plastic.    Prices of all of these materials fluctuate widely and differences between them and steel prices may adversely affect demand for our products and/or encourage substitution, which could adversely affect prices and demand for steel products. The sharp increase in the cost of steel during fiscal 2008 could make material substitution more attractive for certain uses.

Freight and Energy

The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, is important in the manufacture and transport of our products.    Our operating costs increase when energy costs rise. During periods of increasing freight and energy costs, we might not be able to fully recover our operating cost increases through price increases without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the increases on to our customers or if we are unable to obtain the necessary freight and energy. Also, increasing energy costs could put a strain on the transportation of materials and products if it forces certain transporters to close.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations.    We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches and defects in design. There also could be system or network disruptions if new or upgraded business management systems are defective or are not installed properly, or are not properly integrated into operations. We are currently in the process of implementing a new software-based enterprise resource planning system (“ERP”). Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure or failure to implement new systems properly could negatively impact our operations and financial results.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers, could adversely impact our operations and financial results.    Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from shortages of supply or transportation, from severe weather events (such as hurricanes, floods and blizzards), from casualty events (such as fires or material equipment breakdown), from acts of terrorism, from pandemic disease, from labor disruptions, or from other events (such as required maintenance shutdowns), could cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions could have an adverse effect on our operations and financial results.

Foreign

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Canada, the Czech Republic and Portugal and joint venture facilities in China, France, Mexico, Slovakia, Spain and the United Kingdom. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; currency rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply; and changes in duties or taxes. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.

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

Acquisitions

We may not be able to consummate, manage and integrate future acquisitions successfully.    Some of our growth has been through acquisitions. We continue to seek additional businesses to acquire in the future. There are no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing will be available on satisfactory terms when required. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, that the acquired businesses may not be integrated successfully and that the acquisitions may strain our management resources.

Accounting & Tax Estimates

We are required to make accounting and tax-related estimates and judgments in preparing our consolidated financial statements.    In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, self-insurance, derivatives, stock-based compensation, deferred income taxes, and asset impairments. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results.    We self-insure a significant portion of our potential liability for workers’ compensation, product liability, general liability, property, automobile liability, stop loss and employee medical claims. In order to reduce risk, we purchase insurance from highly rated licensed insurance carriers that covers most claims in excess of the deductible or retained amounts. We maintain an accrual for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance, or the failure of our insurance provider to perform, could have an adverse impact on our financial condition and results of operations.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries.    Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Industries’ outstanding voting power. Approximately 23% of our outstanding common shares may be voted by John P. McConnell, our Chairman of the Board and Chief Executive Officer. As a result of his voting power, John P. McConnell may have the ability to exert significant influence in these matters and other proposals upon which our shareholders vote.

Item 1B. — Unresolved Staff Comments

No response required.

Item 2. — Properties

General

The principal corporate offices of Worthington Industries, as well as the corporate offices for Worthington Cylinders and Worthington Steel, are located in a leased office building in Columbus, Ohio, containing approximately 117,700 square feet. Worthington also owns three facilities for administrative and medical facilities in Columbus, Ohio containing an aggregate of approximately 166,000 square feet. The corporate and administrative offices of Dietrich Metal Framing are being relocated from Pennsylvania to Columbus, OH in calendar 2008. As of May 31, 2008, Worthington owned or leased a total of approximately 9,500,000 square feet of space for operations, of which approximately 8,000,000 square feet (9,100,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to ten years. For information concerning rental obligations, see the discussion of contractual obligations under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Operating Leases” of this Annual Report on Form 10-K. Distribution and office facilities provide adequate space for operations and are well maintained and suitable.

Excluding joint ventures, Worthington operates 44 manufacturing facilities and twelve warehouses. The facilities are generally well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

The Steel Processing segment, which includes the consolidated joint venture Spartan, operates ten manufacturing facilities, nine of which are wholly-owned, containing approximately 2,990,000 square feet, and one of which is leased, containing approximately 228,500 square feet. These facilities are located in Alabama, California, Indiana, Kentucky, Maryland, Michigan (2) and Ohio (3). This segment also owns one warehouse in Ohio containing approximately 110,000 square feet. As noted above, its corporate offices are located in Columbus, Ohio.

Metal Framing

The Metal Framing segment operates 22 manufacturing facilities: 20 in the United States and two in Canada. In the United States, these facilities are located in Arizona, California (2), Colorado, Florida (2), Georgia, Hawaii, Illinois, Indiana, Kansas, Maryland, Massachusetts, New Jersey, Ohio (2), South Carolina, Texas (2), and Washington. The facilities in Canada are located in British Columbia and Ontario. Of these manufacturing facilities, 12 are leased containing approximately 880,000 square feet and 10 are owned containing approximately 1,500,000 square feet. This segment operates three warehouses — one warehouse in Ohio which is owned and contains approximately 314,000 square feet and two in Canada which are leased and contain approximately 36,000 square feet. This segment also owns and operates an administrative facility containing approximately 37,000 square feet in Indiana; and leases administrative space in three locations containing approximately 40,000 square feet in California and Pennsylvania (2). The Pennsylvania corporate and administrative offices are being closed and will move to Columbus, Ohio by the end of calendar 2008. As part of the Restructuring Plan announced by the Company in September 2007, this segment has ceased manufacturing operations at two leased facilities — of which one lease expires in August 2008 and the other in 2011, which is being offered for sublet — and at one owned manufacturing facilities, both of which are currently up for sale.

Pressure Cylinders

The Pressure Cylinders segment operates eight owned manufacturing facilities located in Ohio (3), Wisconsin, Austria, Canada, the Czech Republic and Portugal containing approximately 1,200,000 square feet and two owned warehouses in Canada and Czech Republic containing approximately 121,000 square feet.

Other

Steelpac operates one leased manufacturing facility located in Pennsylvania. Gerstenslager owns and operates two manufacturing facilities, both located in Ohio, containing approximately 1,200,000 square feet; and leases approximately 616,000 square feet in six warehouses throughout Ohio. Construction Services operates manufacturing facilities in Ohio and Washington and leases approximately 4,800 square feet for three administrative offices in Hawaii, Tennessee and China. The newly acquired Sharon Stairs operation leases one manufacturing facility in Akron, Ohio, which has not been included in this count.

Joint Ventures

The Spartan consolidated joint venture owns and operates one manufacturing facility in Michigan, which is included in the Steel Processing segment. The unconsolidated joint ventures operate a total of 21 manufacturing facilities, located in Alabama, Indiana, Kentucky, Maryland, Michigan (3), Missouri, Nevada and Ohio (2), domestically, and in China, France, Mexico (5), Slovakia, Spain and the United Kingdom, internationally.

Item 3. — Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on the financial position, results of operation or cash flows of the Company.

Item 4. — Submission of Matters to a Vote of Security Holders

No response required.

Supplemental Item — Executive Officers of the Registrant

The following table lists the names, positions held and ages of the Registrant’s executive officers as of July 30, 2008:

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	54	Chairman of the Board and Chief Executive Officer; a Director	1996
John S. Christie	58	President and Chief Financial Officer; a Director	2004
George P. Stoe	62	Executive Vice President and Chief Operating Officer	2007
Dale T. Brinkman	55	Vice President-Administration, General Counsel and Secretary	2000
Harry A. Goussetis	54	President, Worthington Cylinder Corporation	2005
Lester V. Hess	53	Treasurer	2006
John E. Roberts	53	President, Dietrich Industries, Inc.	2007
Ralph V. Roberts	61	Senior Vice President-Marketing; President, Worthington Integrated Building Systems, LLC	2006
Mark A. Russell	45	President, The Worthington Steel Company	2007
Richard G. Welch	50	Controller	2000
Virgil L. Winland	60	Senior Vice President-Manufacturing	2001

John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993, as a director of Worthington Industries continuously since 1990, and as Chairman of the Board of Worthington Industries since September 1996. Mr. McConnell serves as the Chair of the Executive Committee of Worthington Industries’ Board of Directors. He has served in various positions with Worthington Industries since 1975.

John S. Christie has served as President and as a director of Worthington Industries continuously since June 1999. He became interim Chief Financial Officer of Worthington Industries in September 2003 and Chief Financial Officer in January 2004. He also served as Chief Operating Officer of Worthington Industries from June 1999 until September 2003. Mr. Christie will retire from his positions as President and Chief Financial Officer and a director of Worthington Industries on July 31, 2008.

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

John E. Roberts has served as President, Dietrich Industries, Inc. since October 2007, and prior thereto, as its Vice President of Sales and Marketing from June 2007 to October 2007. He was Regional General Manager, Director of Sales and Marketing for Owens Corning, a producer of residential and commercial building materials, glass fiber reinforcements and engineered materials for composite systems, from 1996 through June 2007.

Ralph V. Roberts has served as President of Worthington Integrated Building Systems, LLC since November 2006; and has been Senior Vice President-Marketing of Worthington Industries since January 2001. From June 1998 through January 2001, he served as President of The Worthington Steel Company, and he has held various other positions with Worthington Industries since 1973, including Vice President-Corporate Development and Chief Executive Officer of the WAVE joint venture.

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

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001. He has served in various positions with Worthington Industries since 1971, including President of Worthington Cylinder Corporation from June 1998 through January 2001.

Executive officers serve at the pleasure of the directors of the Registrant. There are no family relationships among any of the Registrant’s executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of the Registrant.

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol "WOR" and are listed in most newspapers as "WorthgtnInd." As of July 24, 2008, Worthington Industries had 8,437 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price for Worthington Industries’ common shares for each quarter of fiscal 2008 and fiscal 2007, and (ii) the cash dividends per share declared on Worthington Industries’ common shares during each quarter of fiscal 2008 and fiscal 2007.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2008 Quarter Ended
August 31, 2007	$19.60	$23.00	$21.16	$0.17
November 30, 2007	$20.38	$25.86	$21.19	$0.17
February 29, 2008	$14.58	$22.87	$17.59	$0.17
May 31, 2008	$16.00	$19.94	$19.94	$0.17

Fiscal 2007 Quarter Ended
August 31, 2006	$16.36	$21.74	$19.11	$0.17
November 30, 2006	$16.64	$19.58	$18.50	$0.17
February 28, 2007	$16.84	$20.42	$19.91	$0.17
May 31, 2007	$18.28	$23.25	$21.11	$0.17

Dividends are declared at the discretion of the Worthington Industries Board of Directors. Worthington Industries declared quarterly dividends of $0.17 per common share in fiscal 2008 and fiscal 2007. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon Worthington Industries’ financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other factors which the directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Shareholder Return Performance

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate such information into such a filing.

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100.00 was invested at May 31, 2003, in Worthington Industries’ common shares and each index.

* $100 invested on 5/31/03 in stock or index. Assumes reinvestment of dividends when received. Fiscal year ending May 31.

	5/03	5/04	5/05	5/06	5/07	5/08
Worthington Industries, Inc.	100.00	133.44	120.74	127.25	163.83	160.29
S&P Midcap 400	100.00	125.32	141.20	161.33	193.09	185.86
S&P 1500 Steel Composite	100.00	160.85	239.46	462.03	715.17	884.73

Worthington Industries became a part of the S&P Midcap 400 Index on December 17, 2004. The S&P 1500 Steel Composite Index, of which Worthington Industries is a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2008, the index included 11 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: Allegheny Technologies Incorporated; Carpenter Technology Corporation; A.M. Castle & Co.; Cleveland-Cliffs Inc.; Commercial Metals Company; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics Inc.; United States Steel Corporation; and Worthington Industries.

Issuer Purchases of Equity Securities

No common shares of Worthington Industries were purchased by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) during the fiscal quarter ended May 31, 2008. The following table provides information about the number of common shares of Worthington Industries that may yet be purchased under the publicly announced repurchase authorization:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2008	-	-	-	9,099,500
April 1-30, 2008	-	-	-	9,099,500
May 1-31, 2008	-	-	-	9,099,500
Total	-	-	-	9,099,500

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On September 26, 2007, Worthington Industries announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 9,099,500 common shares were available under this repurchase authorization as of May 31, 2008. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 6. — Selected Financial Data

	Fiscal Years Ended May 31,
In thousands, except per share	2008	2007	2006	2005	2004

FINANCIAL RESULTS
Net sales	$3,067,161	$2,971,808	$2,897,179	$3,078,884	$2,379,104
Cost of goods sold	2,711,414	2,610,176	2,525,545	2,580,011	2,003,734

Gross margin	355,747	361,632	371,634	498,873	375,370
Selling, general and administrative expense	231,602	232,487	214,030	225,915	195,785
Restructuring charges and other	18,111	-	-	5,608	69,398

Operating income	106,034	129,145	157,604	267,350	110,187
Miscellaneous income (expense)	(6,348)	(4,446)	(1,524)	(7,991)	(1,589)
Nonrecurring losses	-	-	-	-	-
Gain on sale of Acerex	-	-	26,609	-	-
Interest expense	(21,452)	(21,895)	(26,279)	(24,761)	(22,198)
Equity in net income of unconsolidated affiliates	67,459	63,213	56,339	53,871	41,064

Earnings from continuing operations before income taxes	145,693	166,017	212,749	288,469	127,464
Income tax expense	38,616	52,112	66,759	109,057	40,712

Earnings from continuing operations	107,077	113,905	145,990	179,412	86,752
Discontinued operations, net of taxes	-	-	-	-	-
Extraordinary item, net of taxes	-	-	-	-	-
Cumulative effect of accounting change, net of taxes	-	-	-	-	-

Net earnings	$107,077	$113,905	$145,990	$179,412	$86,752

Earnings per share-diluted:
Continuing operations	$1.31	$1.31	$1.64	$2.03	$1.00
Discontinued operations, net of taxes	-	-	-	-	-
Extraordinary item, net of taxes	-	-	-	-	-
Cumulative effect of accounting change, net of taxes	-	-	-	-	-

Net earnings per share	$1.31	$1.31	$1.64	$2.03	$1.00

Continuing operations:
Depreciation and amortization	$63,413	$61,469	$59,116	$57,874	$67,302
Capital expenditures (including acquisitions and investments)	97,343	90,418	66,904	112,937	30,089
Cash dividends declared	54,640	58,380	60,110	57,942	55,312
Per share	$0.68	$0.68	$0.68	$0.66	$0.64
Average shares outstanding-diluted	81,898	87,002	88,976	88,503	86,950

FINANCIAL POSITION
Current assets	$1,104,970	$969,383	$996,241	$938,333	$833,110
Current liabilities	664,895	420,494	490,786	545,443	475,060

Working capital	$440,075	$548,889	$505,455	$392,890	$358,050

Net fixed assets	$549,944	$564,265	$546,904	$552,956	$555,394
Total assets	1,988,031	1,814,182	1,900,397	1,830,005	1,643,139
Total debt*	380,450	276,650	252,684	388,432	289,768
Shareholders' equity	885,377	936,001	945,306	820,836	680,374
Per share	$11.16	$11.02	$10.66	$9.33	$7.83
Shares outstanding	79,308	84,908	88,691	87,933	86,856

The acquisition of PSM capital stock has been included since August 2006. The acquisition of the Western Cylinder Assets has been included since September 2004. The disposition of certain Decatur assets has been reflected since August 2004. The acquisition of Unimast Incorporated has been included since July 2002.

Fiscal Years Ended May 31,
2003	2002	2001	2000	1999	1998

$2,219,891	$1,744,961	$1,826,100	$1,962,606	$1,763,072	$1,624,449
1,916,990	1,480,184	1,581,178	1,629,455	1,468,886	1,371,841

302,901	264,777	244,922	333,151	294,186	252,608
182,692	165,885	173,264	163,662	147,990	117,101
(5,622)	64,575	6,474	-	-	-

125,831	34,317	65,184	169,489	146,196	135,507
(7,240)	(3,224)	(928)	2,653	5,210	1,396
(5,400)	(21,223)	-	(8,553)	-	-
-	-	-	-	-	-
(24,766)	(22,740)	(33,449)	(39,779)	(43,126)	(25,577)
29,973	23,110	25,201	26,832	24,471	19,316

118,398	10,240	56,008	150,642	132,751	130,642
43,215	3,738	20,443	56,491	49,118	48,338

75,183	6,502	35,565	94,151	83,633	82,304
-	-	-	-	(20,885)	17,337
-	-	-	-	-	18,771

-	-	-	-	(7,836)	-

$75,183	$6,502	$35,565	$94,151	$54,912	$118,412

$0.87	$0.08	$0.42	$1.06	$0.90	$0.85
-	-	-	-	(0.23)	0.18
-	-	-	-	-	0.19

-	-	-	-	(0.08)	-

$0.87	$0.08	$0.42	$1.06	$0.59	$1.22

$69,419	$68,887	$70,582	$70,997	$64,087	$41,602

139,673	60,100	64,943	72,649	132,458	297,516
54,938	54,667	54,762	53,391	52,343	51,271
$0.64	$0.64	$0.64	$0.61	$0.57	$0.53
86,537	85,929	85,623	88,598	93,106	96,949

$506,246	$490,340	$449,719	$624,229	$624,255	$642,995
318,171	339,351	306,619	433,270	427,725	410,031

$188,075	$150,989	$143,100	$190,959	$196,530	$232,964

$743,044	$766,596	$836,749	$862,512	$871,347	$933,158
1,478,069	1,457,314	1,475,862	1,673,873	1,686,951	1,842,342
292,028	295,613	324,750	525,072	493,313	501,950
636,294	606,256	649,665	673,354	689,649	780,273
$7.40	$7.09	$7.61	$7.85	$7.67	$8.07
85,949	85,512	85,375	85,755	89,949	96,657

*	Excludes Debt Exchangeable for Common Stock of Rouge Industries, Inc. of $52,497 and $75,745 at May 31, 1999 and 1998, respectively.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Annual Report on Form 10-K and “Part I — Item 1A. — Risk Factors” of this Annual Report on Form 10-K.

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

As of May 31, 2008, excluding our joint ventures, we operated 44 manufacturing facilities worldwide, principally in three reportable segments: Steel Processing, Metal Framing and Pressure Cylinders. We also held equity positions in ten joint ventures, which operated 22 manufacturing facilities worldwide as of May 31, 2008. Each of these segments and key joint ventures hold a leadership position in its respective market. We have capacity in each of our segments to handle additional sales growth without significantly increasing our capital investment. For more information on our segments, please refer to “Item 1. — Business” of Part I of this Annual Report on Form 10-K.

The two largest markets we serve are construction and automotive, representing 40% and 26%, respectively, of our consolidated net sales in fiscal 2008. Our results are primarily driven by two factors, product demand and the spread between the average selling price of our products and the cost of raw materials, mainly steel. The spread can be significantly affected by our first-in, first-out (“FIFO”) inventory costing method. In a rising steel-price environment, our reported income is often favorably impacted as lower-priced inventory acquired during the previous months flows through cost of goods sold while our selling prices increase to meet the rising replacement cost of steel. In a decreasing steel-price environment, the inverse often occurs as higher-priced inventory on hand flows through cost of goods sold as our selling prices decrease. The results from these market dynamics are referred to as inventory holding gains or losses. We strive to limit the inventory holding impact by controlling inventory levels.

A majority of our full-time employees participate in profit sharing and bonus programs which are tied to performance. Generally, when earnings are up, profit sharing and bonus expenses increase; when earnings are down, profit sharing and bonus expenses decrease. Because of this relationship, profit sharing and bonus expenses may somewhat lessen the volatility of our earnings.

Market & Industry Overview

        For our fiscal year ended May 31, 2008 (“fiscal 2008”), our sales breakdown by end user market is illustrated by the chart to the left. Substantially all of the sales of our Metal Framing segment and the Construction Services segment, as well as approximately 25% of the sales for the Steel Processing segment, are to the construction market, both residential and non-residential. We estimate that approximately 10% of our consolidated sales, or one-fourth of our construction market sales, are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (GDP), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for three of our joint ventures, including our largest, Worthington Armstrong Venture (“WAVE”). The sales of these joint ventures are not consolidated in our results; however, adding our ownership percentage of joint venture construction market sales to our reported sales would not materially change the sales breakdown in the chart.

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing segment. Approximately half of the sales of our Steel Processing segment, and substantially all of the sales of the Automotive Body Panels segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Big Three automakers”), has a considerable impact on the customers within these two segments. These segments are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the sales of three of our unconsolidated joint ventures also go to the automotive end market. These sales are not consolidated in our results; however, adding our ownership percentage of joint venture automotive market sales to our reported sales does not materially change the sales breakdown in the previous chart.

The sales of our Pressure Cylinders and Steel Packaging segments, and approximately 30% of the sales of our Steel Processing segment, are to other markets such as appliance, leisure and recreation, distribution and transportation, HVAC, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to list the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these segments.

We use the following information to monitor our cost and major end markets:

	Fiscal Year Ended May 31,			Inc / (Dec)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
U.S. GDP (% growth year-over-year)	2.4%	2.2%	3.1%	0.2%	-0.9%
Hot Rolled Steel ($ per ton) [1]	$636	$571	$528	$65	$43
Big Three Auto Build (,000s vehicles) [2]	8,691	9,331	10,348	(640)	(1,017)
No. America Auto Build (,000s vehicles) [2]	14,662	15,068	15,998	(406)	(930)
Dodge Index	121	137	150	(16)	(13)
Framing Lumber ($ per 1,000 board ft) [3]	$265	$286	$392	$(21)	$(106)
Zinc ($ per pound) [4]	$1.24	$1.65	$0.89	$(0.41)	$0.77
Natural Gas ($ per mcf) [5]	$7.66	$6.73	$9.32	$0.94	$(2.60)
Retail Diesel Prices, All types ($ per gallon) [6]	$3.36	$2.72	$2.61	$0.64	$0.11

1 CRU Index; annual average    2 CSM Autobase    3 Random Lengths; annual average    4 LME Zinc; annual average    5 NYMEX Henry Hub Natural Gas; annual average    6 Energy Information Administration; annual average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that increasing U.S. GDP growth rates year-over-year can have a positive effect on our results, as a stronger economy generally improves demand and pricing for our products. Conversely, the opposite is also generally true. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and selling, general and administrative (“SG&A”) expenses. However, these are all general assumptions, which do not hold true in all cases.

The market price of hot-rolled steel is a significant factor impacting selling prices and can also impact earnings. In a rising price environment, such as we experienced during the third and fourth quarters of fiscal 2008, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, as they did during the first part of fiscal 2008, we typically have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results. These are all general assumptions, however, which do not hold true in all cases. Our FIFO inventory costing method results in inventory holding gains and losses, which we attempt to limit through inventory management.

No single customer makes up more than 5% of our consolidated net sales. While our automotive business is largely driven by Big Three production schedules, our customer base is much broader than the Big Three automakers and includes many of their suppliers as well. Seasonal automotive shutdowns in July and December can cause weaker demand in our first and third quarters. Domestic automotive sales have been hurt in recent quarters as the rising cost of gasoline has shifted consumer demand to smaller, more fuel efficient vehicles — a market historically dominated by foreign manufacturers. We continue to pursue customer diversification beyond the Big Three automakers and their suppliers.

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it consists of actual construction starts. The relative pricing of framing lumber, an alternative construction material with which we compete, can also affect our Metal Framing segment, as certain applications may permit the use of alternative building materials.

The market trends of certain other commodities such as zinc, natural gas and diesel fuel are important to us as they represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight. A rise in the price of any of these commodities could increase our cost of goods sold. We attempt to limit the impact of pricing fluctuations through contracts, hedging activities and, specifically for transportation, leveraging opportunities across multiple business units, where available.

As previously stated, residential construction does not make up a large portion of our overall business, about 10%. However, the slowdown in this industry and the related struggles in the credit markets have negatively affected most of our segments, each to a varying degree. Although much of the impact falls on those segments which directly serve the construction markets, other segments are indirectly impacted by the ripple effect felt in other parts of the economy, for example, in consumer spending and the labor market.

Business Strategy

Our first goal is to increase shareholder value. To accomplish this goal, we focus on driving top line growth; increasing operating margins; and improving asset utilization. During fiscal 2008, we completed a number of value-added growth initiatives which further extend our product lines and penetrate new markets. These included the following actions:

•

On September 14, 2007, our Pressure Cylinders segment acquired certain cylinder production assets of Wolfedale Engineering, the largest Canadian manufacturer of portable propane gas steel cylinders for use with barbeque gas grills, recreational vehicles, campers and trailers. These assets and related production were integrated into our existing facilities.

•

On September 17, 2007, we acquired a 50% interest in Serviacero Planos, S.A. de C.V. (“Serviacero Worthington”) which operates two steel processing facilities in central Mexico. On March 5, 2008, Serviacero Worthington announced plans to add a greenfield site in the Monterrey, Mexico, region.

•

On September 25, 2007, we formed a steel processing joint venture, in which we have an equity interest of 49%, with The Magnetto Group to construct and operate a Class One steel processing facility in Slovakia. This joint venture started operations in February 2008 as Canessa Worthington Slovakia s.r.o. (“Canessa Worthington”) and services customers throughout central Europe.

•

On October 25, 2007, we acquired a 49% interest in crate and pallet maker LEFCO Industries, LLC (“LEFCO”), a minority business enterprise. The joint venture, called LEFCO Worthington, LLC, (“LEFCO Worthington”) will manufacture steel rack systems for the automotive and trucking industries, in addition to LEFCO’s existing product offerings.

•

On March 1, 2008, TWB Company, L.L.C. (“TWB”), our joint venture with ThyssenKrupp Steel North America, Inc. (“ThyssenKrupp”), acquired ThyssenKrupp Tailored Blanks, S.A. de C.V., the Mexican subsidiary of ThyssenKrupp, to expand TWB’s presence in Mexico. As a result, ThyssenKrupp now owns 55% of TWB and Worthington now owns 45%.

To increase our operating margins and asset utilization we began two initiatives, one focused on reducing costs and the other on reviewing the utilization of our facilities in Metal Framing. These two initiatives have grown into a much larger transformational effort (the “Transformation Plan”) which now includes the additional initiatives of increasing efficiency throughout the Company, and improving our supply chain. The intent behind these initiatives is to significantly transform the Company’s earnings potential over the next three years. At this point, we have identified opportunities to generate an estimated $38.5 million in annual savings, excluding the expenses related to achieving these savings. Of the savings, $30.4 million will come from overhead expense reductions with the remaining $8.1 million coming from announced plant closures in our Metal Framing segment. Updates on these initiatives are as follows:

•

Expense reduction: We realized $18.5 million in savings during fiscal 2008. However, these savings were almost entirely offset by increases in other expenses, primarily in employee compensation, which increased due to favorable earnings, depreciation expense related to our new enterprise resource planning system, and bad debt expense. The balance of the savings will come in fiscal 2009 with a portion to be realized in fiscal 2010.

•

Asset utilization: On September 25, 2007, we announced the closure or downsizing of five production facilities in our Metal Framing segment. The affected facilities were: East Chicago, Indiana; Rock Hill, South Carolina; Goodyear, Arizona; Wildwood, Florida; and Montreal, Canada which is being downsized. The Rock Hill facility continues to operate only as a steel processing operation and will also produce product for the Aegis joint venture. In addition to the plant closures, the Metal Framing corporate offices will be relocated from Pittsburgh, Pennsylvania, to our corporate offices in Columbus, Ohio. Annual net sales generated by the closed facilities totaled approximately $125.0 million, the majority of which are expected to be transferred to other nearby Metal Framing locations. As of May 31, 2008, all five of the Metal Framing operating facilities have been closed or downsized. Of the $9.0 million in annual savings expected from these actions, $2.1 million was realized in fiscal 2008. The balance will be realized in fiscal 2009. Restructuring charges related to these closures and the relocation of the executive and administrative offices totaled $8.1 million in fiscal 2008 with an additional $4.6 million expected in fiscal 2009.

•

Rapid improvement team: We have created a rapid improvement team focused on improving the efficiency at each of our facilities. They have completed a review of one facility, but it is too early to provide the beneficial impact of their findings.

•

High performance organization: Under this initiative we have identified a number of efforts to enhance our talent management and business performance management processes. Those efforts are aimed at driving sustainable performance improvement.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$3,067.2	100.0%	$2,971.8	100.0%	$95.4
Cost of goods sold	2,711.5	88.4%	2,610.2	87.8%	101.3

Gross margin	355.7	11.6%	361.6	12.2%	(5.9)
Selling, general and administrative expense	231.6	7.6%	232.5	7.8%	(0.9)
Restructuring charges	18.1	0.6%	-	0.0%	18.1

Operating income	106.0	3.5%	129.1	4.3%	(23.1)
Other expense, net	(6.3)	-0.2%	(4.4)	-0.1%	1.9
Interest expense	(21.5)	-0.7%	(21.9)	-0.7%	(0.4)
Equity in net income of unconsolidated affiliates	67.5	2.2%	63.2	2.1%	4.3
Income tax expense	(38.6)	-1.3%	(52.1)	-1.8%	(13.5)

Net earnings	$107.1	3.5%	$113.9	3.8%	$(6.8)

Net earnings for fiscal 2008 decreased $6.8 million from the prior year to $107.1 million.

•

Net sales increased $95.4 million to $3,067.2 million from the prior year. Most of the increase in net sales was due to higher volumes ($63.4 million), stronger foreign currencies relative to the U.S. dollar ($31.3 million) and a marginal increase in average selling prices. Volume increases boosted sales in nearly all of our segments, especially Construction Services, where sales increased $36.5 million.

•

Gross margin decreased $5.9 million from the prior year primarily due to declines in our Pressure Cylinders segment as a result of lower average selling prices in local currencies in Europe and increased material costs. All of our other segments reported increased gross margin due to stronger volumes.

•

SG&A expense decreased $0.9 million from the prior year. The Transformation Plan provided $15.2 million in SG&A savings, which was partially offset by increased compensation, depreciation and bad debt expense.

•

Restructuring charges of $18.1 million related to the Transformation Plan. The Transformation Plan is being led by Company management with the assistance of outside consultants, who specialize in these types of plans. Restructuring charges included asset accelerated depreciation, employee early retirements and severance, facility restoration, equipment relocations, and professional fees.

•

Equity in net income of unconsolidated affiliates of $67.5 million was largely made up of earnings from our WAVE joint venture, which increased $5.8 million over the last year. Increased earnings from WAVE and the addition of earnings from Serviacero Worthington ($3.1 million) were offset by decreased earnings at WSP, TWB, and certain other joint ventures. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about our participation in unconsolidated joint ventures.

•

Income tax expense for the year decreased $13.5 million and the effective income tax rate was 26.5% compared to 31.4% in the prior year. The decrease in income tax is primarily because of lower earnings and a lower effective tax rate. The decrease in the effective income tax rate is primarily because of adjustments to our current and deferred estimated tax liabilities and a change in the mix of our foreign earnings.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2008	% of Net Sales	2007	% of Net Sales	Increase/ (Decrease)
Net sales	$1,463.2	100.0%	$1,460.7	100.0%	$2.5
Cost of goods sold	1,313.5	89.8%	1,313.2	89.9%	0.3

Gross margin	149.7	10.2%	147.5	10.1%	2.2
Selling, general and administrative expense	92.8	6.3%	92.1	6.3%	0.7
Restructuring charges	1.1	0.1%	-	0.0%	1.1

Operating income	$55.8	3.8%	$55.4	3.8%	$0.4

Material cost	$1,105.7		$1,106.5		$(0.8)
Tons shipped (in thousands)	3,286		3,282		4

Net sales and operating income highlights were as follows:

•

Net sales increased $2.5 million from the prior year to $1,463.2 million. The increase was attributable to a full year of operations at our stainless steel processing facility, Precision Specialty Metals, Inc. (“PSM”), compared to nine and one-half months of operations in the prior year. Increased sales at PSM were partially offset by decreases in net sales at our carbon steel processing facilities, due to decreased average selling prices early in the year and lower volumes.

•

Operating income increased $0.4 million compared to last year. Gross margin improved $2.2 million as a result of increased volumes at PSM due to a full year of operations, offset by higher freight expense, wages and utilities. SG&A expense was up slightly, primarily due to a higher allocation of corporate expenses. Restructuring charges of $1.1 million related to employee early retirements and severance.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2008	% of Net Sales	2007	% of Net Sales	Increase/ (Decrease)
Net sales	$788.8	100.0%	$771.4	100.0%	$17.4
Cost of goods sold	729.0	92.4%	711.7	92.3%	17.3

Gross margin	59.8	7.6%	59.7	7.7%	0.1
Selling, general and administrative expense	67.0	8.5%	68.9	8.9%	(1.9)
Restructuring charges	9.0	1.1%	-	0.0%	9.0

Operating loss	$(16.2)	-2.1%	$(9.2)	-1.2%	$(7.0)

Material cost	$557.3		$547.6		$9.7
Tons shipped (in thousands)	666		644		22

Net sales and operating loss highlights were as follows:

•	Net sales increased $17.4 million from the prior year to $788.8 million. The increase in net sales was due to higher volumes ($28.3 million) offset by lower average selling prices ($10.9 million).

•

The operating loss of $16.2 million was $7.0 million worse than last year due to $9.0 million in restructuring charges recorded in the current year. Metal Framing was able to return to operating profitability in the fourth quarter, but that was not enough to make up for the losses recorded earlier in the fiscal year. Overall volumes were up over last year contributing $8.9 million to gross margin; however, improved volumes were nearly offset by lower spreads between average selling prices and material cost and increased conversion costs. SG&A decreased $1.9 million as we have begun to recognized benefits from our Transformation Plan. Restructuring charges of $9.0 million were associated with the Transformation Plan that is expected to reduce expenses by $16.5 million annually. The Transformation Plan has already provided $9.6 million in savings in fiscal 2008, with an additional $6.9 million in annual savings expected to be recognized in fiscal 2009.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2008	% of Net Sales	2007	% of Net Sales	Increase/ (Decrease)
Net sales	$578.8	100.0%	$544.8	100.0%	$34.0
Cost of goods sold	457.2	79.0%	411.1	75.5%	46.1

Gross margin	121.6	21.0%	133.7	24.5%	(12.1)
Selling, general and administrative expense	51.5	8.9%	49.1	9.0%	2.4
Restructuring charges	0.1	0.0%	-	0.0%	0.1

Operating income	$70.0	12.1%	$84.6	15.5%	$(14.6)

Material cost	$273.1		$251.1		$22.0
Units shipped (in thousands)	48,058		44,891		3,167

Net sales and operating income highlights were as follows:

•

Net sales of $578.8 million increased by $34.0 million over fiscal 2007. Stronger foreign currencies relative to the U.S. dollar positively impacted reported U.S. dollar sales of the non-U.S. operations by $26.9 million compared to last year. This was offset by a $9.8 million decline in sales from our European operations in local currencies, primarily as a result of lower average selling prices. The remaining increase in net sales was due to improved volumes in our 14.1 ounce cylinders and higher selling prices across most North American product lines.

•

Operating income decreased $14.6 million from last year. Gross margin declined to 21.0% of sales from 24.5% as the lower average selling prices in European local currencies and increased material costs resulted in a $12.1 million decline in gross margin for the year.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the segments.

The following table presents a summary of operating results for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2008	% of Net Sales	2007	% of Net Sales	Increase/ (Decrease)
Net sales	$236.4	100.0%	$194.9	100.0%	$41.5
Cost of goods sold	211.9	89.6%	174.2	89.4%	37.7

Gross margin	24.5	10.4%	20.7	10.6%	3.8
Selling, general and administrative expense	20.2	8.5%	22.4	11.5%	(2.2)
Restructuring charges	7.9	3.3%	-	0.0%	7.9

Operating loss	$(3.6)	-1.5%	$(1.7)	-0.9%	$(1.9)

Net sales and operating loss highlights were as follows:

•	The $41.5 million net sales increase in 2008 was almost entirely attributable to the Construction Services segment driven by higher volumes in the military construction group.

•

The operating loss widened by $1.9 million versus last year due to $7.9 million in restructuring charges. These charges include professional fees and early retirement and severance costs largely related to corporate employees. Gross margin improved $3.8 million due to the operating performance of the Construction Services segment, which improved significantly over the prior year due to a combination of higher volumes in the military construction group and stronger margins for the mid-rise construction projects.

Fiscal 2007 Compared to Fiscal 2006

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
Dollars in millions	2007	% of Net Sales	2006	% of Net Sales	Increase/ (Decrease)
Net sales	$2,971.8	100.0%	$2,897.2	100.0%	$74.6
Cost of goods sold	2,610.2	87.8%	2,525.6	87.2%	84.6

Gross margin	361.6	12.2%	371.6	12.8%	(10.0)
Selling, general and administrative expense	232.5	7.8%	214.0	7.4%	18.5

Operating income	129.1	4.3%	157.6	5.4%	(28.5)
Other expense, net	(4.4)	-0.1%	(1.5)	-0.1%	2.9
Interest expense	(21.9)	-0.7%	(26.3)	-0.9%	(4.4)
Gain on sale of Acerex	-	0.0%	26.6	0.9%	(26.6)
Equity in net income of unconsolidated affiliates	63.2	2.1%	56.3	1.9%	6.9
Income tax expense	(52.1)	-1.8%	(66.7)	-2.3%	(14.6)

Net earnings	$113.9	3.8%	$146.0	5.0%	$(32.1)

Our fiscal 2007 net earnings decreased $32.1 million, or 22%, from fiscal 2006. Fiscal 2006 earnings included a $12.5 million after-tax gain on the sale of our Acerex, S.A. de C.V. (“Acerex”) Mexican steel processing joint venture.

•

Net sales increased by $74.6 million to $2,971.8 million. The fiscal 2007 acquisition of PSM contributed $46.2 million of the increase. In addition, average selling prices throughout our segments improved over fiscal 2006, contributing $240.5 million to net sales. However, lower volumes related to soft market conditions in our Steel Processing and Metal Framing segments negatively impacted net sales by $163.4 million, partially offset by volume increases of $43.7 million in our Pressure Cylinders segment and Other category.

•

Gross margin decreased $10.0 million from fiscal 2006, and decreased as a percent of net sales from 12.8% to 12.2%, primarily due to lower volumes related to soft market conditions in our Steel Processing and Metal Framing segments as well as a lower spread between average selling prices and material costs in Metal Framing.

•

SG&A expense increased $18.5 million over fiscal 2006 primarily as a result of increases in benefits ($9.9 million), wages ($8.8 million), stock-based compensation ($3.5 million) and bad debt expense ($3.6 million). These increases were partially offset by lower professional fees ($5.9 million) and insurance and taxes ($2.2 million).

•

Interest and other expense, net decreased $1.5 million compared to fiscal 2006. Interest expense decreased $4.4 million primarily due to lower average debt levels compared to fiscal 2006, while other expense increased $2.9 million primarily due to lower interest income.

•

Equity in net income of unconsolidated affiliates increased $6.9 million, primarily due to the negative impact in fiscal 2006 of a $6.0 million income tax accrual adjustment at Acerex, and increased equity income from WAVE. The unconsolidated joint ventures generated $652.2 million in sales and $124.5 million in net income during fiscal 2007.

•	Income tax expense decreased $14.6 million due to lower earnings and the tax impact from the gain on sale of Acerex in fiscal 2006. The effective tax rate was 31.4% for both years.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$1,460.7	100.0%	$1,486.2	100.0%	$(25.5)
Cost of goods sold	1,313.2	89.9%	1,347.6	90.7%	(34.4)

Gross margin	147.5	10.1%	138.6	9.3%	8.9
Selling, general and administrative expense	92.1	6.3%	76.8	5.2%	15.3

Operating income	$55.4	3.8%	$61.8	4.2%	$(6.4)

Material cost	$1,106.5		$1,139.0		$(32.5)
Tons shipped (in thousands)	3,282		3,611		(329)

Net sales and operating income highlights were as follows:

•

Net sales decreased $25.5 million from fiscal 2006 to $1,460.7 million. Volumes were down 9% from fiscal 2006 resulting in a $184.3 million reduction to net sales, as virtually all end markets served by this segment, especially automotive and construction, were weak compared to fiscal 2006. Volume declines were partially offset by $112.6 million in higher average selling prices and additional net sales of $46.2 million generated by PSM.

•

Operating income decreased $6.4 million primarily due to lower volumes as well as higher SG&A expense. SG&A expense increased due to the acquisition of PSM and because SG&A expense in fiscal 2006 was significantly decreased by a favorable bad debt recovery.

Metal Framing

The following table presents a summary of operating results for the Metal Framing segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$771.4	100.0%	$796.3	100.0%	$(24.9)
Cost of goods sold	711.7	92.3%	673.4	84.6%	38.3

Gross margin	59.7	7.7%	122.9	15.4%	(63.2)
Selling, general and administrative expense	68.9	8.9%	76.2	9.6%	(7.3)

Operating income (loss)	$(9.2)	-1.2%	$46.7	5.9%	$(55.9)

Material cost	$547.6		$508.6		$39.0
Tons shipped (in thousands)	644		704		(60.0)

Net sales and operating income (loss) highlights were as follows:

•

Net sales decreased $24.9 million from fiscal 2006 to $771.4 million primarily due to the effect of a 9% decline in volume ($71.5 million), partially offset by an increase in average selling prices ($46.6 million). Lower volume was the result of weak demand due to: reduced residential and commercial construction activity, especially in the significant Florida market; product substitution, as steel remained higher priced than alternative building materials, such as wood; increased competition; and delays in commercial construction projects as developers anticipated lower material prices. Average selling prices rose from fiscal 2006 in an attempt to offset increasing galvanized material costs resulting from higher zinc prices.

•

The segment reported an operating loss of $9.2 million compared to operating income of $46.7 million in fiscal 2006, primarily due to a $32.7 million decrease in the spread between average selling prices and material costs. While selling prices increased over fiscal 2006, the increase was not enough to offset significantly higher material costs. Material costs climbed significantly due to higher galvanized steel costs and an unfavorable mix of prime and secondary steel inventory for a portion of the year. SG&A expenses decreased $7.4 million, primarily due to lower professional fees and a favorable bad debt recovery recorded in fiscal 2007. In addition, we reduced the value of assets by $1.7 million as a result of the LaPorte, Indiana, facility closure in fiscal 2007.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$544.8	100.0%	$461.9	100.0%	$82.9
Cost of goods sold	411.1	75.5%	367.2	79.5%	43.9

Gross margin	133.7	24.5%	94.7	20.5%	39.0
Selling, general and administrative expense	49.1	9.0%	45.4	9.8%	3.7

Operating income	$84.6	15.5%	$49.3	10.7%	$35.3

Material cost	$251.1		$221.8		$29.3
Units shipped (in thousands)	44,891		48,621		(3,730)

Net sales and operating income highlights were as follows:

•

Net sales grew $82.9 million from fiscal 2006 to $544.8 million primarily due to higher average selling prices ($75.2 million). Changes in the overall product mix and price increases in certain product lines to cover increased material costs were the primary reasons for the higher average selling prices. Volume increases, especially in the higher priced cylinders, contributed $7.7 million to net sales. Net sales in North America increased $28.8 million as most product lines showed increases over fiscal 2006. European revenues increased $54.1 million as a result of the continued strong market conditions for our steel high-pressure cylinders and the growth in air tank unit sales for truck braking applications.

•

Operating income increased over fiscal 2006 as a result of the strong performances in North America and Europe. Earnings were impacted by a strategy implemented to cut costs, exit unprofitable product lines, introduce new product lines, consolidate facilities and grow profitable lines through capacity and geographic expansion over a several year period. These actions, combined with a strong overall sales effort, led to a 71% increase in operating income over fiscal 2006.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the segments.

The following table presents a summary of operating results for the periods indicated:

	Fiscal Year Ended May 31
Dollars in millions	2007	% of Net sales	2006	% of Net sales	Increase/ (Decrease)
Net sales	$194.9	100.0%	$152.9	100.0%	$42.0
Cost of goods sold	174.2	89.4%	137.4	89.9%	36.8

Gross margin	20.7	10.6%	15.5	10.1%	5.2
Selling, general and administrative expense	22.4	11.5%	15.7	10.3%	6.7

Operating loss	$(1.7)	-0.9%	$(0.2)	-0.1%	$(1.5)

Net sales and operating loss highlights were as follows:

•

Net sales increased $42.0 million over fiscal 2006 primarily as a result of increased sales in the Construction Services and Automotive Body Panels segments. The Steel Packaging segment also realized a small increase in net sales over the same period in fiscal 2006.

•

This category reported an increase in operating loss of $1.5 million compared to fiscal 2006. The Construction Services segment expenses were higher due to $1.6 million expense of a development project in China combined with the higher expenses from increased domestic activity. The Automotive Body Panels segment improved its operating income over fiscal 2006.

Liquidity and Capital Resources

Cash and cash equivalents for fiscal 2008 increased $35.5 million compared to the end of the same period last year. The following table summarizes consolidated cash flows.

	Fiscal Years Ended May 31,
Cash Flow Summary (in millions)	2008	2007
Cash provided by operating activities	$180.5	$180.4
Cash used by investing activities	(70.7)	(95.5)
Cash used by financing activities	(74.3)	(102.8)

Increase (decrease) in cash and cash equivalents	35.5	(17.9)
Cash and cash equivalents at beginning of period	38.3	56.2

Cash and cash equivalents at end of period	$73.8	$38.3

We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditures, debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash, cash equivalents, cash provided by operating activities, access to capital markets and unused lines of credit.

Operating activities

Cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions. We rely on cash and short-term financing to meet increases in working capital needs. Cash requirements generally rise during periods of increasing economic activity or increasing raw material prices due to higher inventory volumes and/or cost and increased accounts receivable. During economic slowdowns or periods of decreasing raw material prices, positive cash flow generally results from the reduction in the amount of and/or cost of inventories and lower levels of accounts receivable. This cash is typically used to reduce, or eliminate, short-term debt.

Net cash provided by operating activities was $180.5 million and $180.4 million in fiscal 2008 and fiscal 2007. Fiscal 2008 cash needs for inventory and accounts payable increases were affected by the large increase in steel cost in the second half of fiscal 2008 versus fiscal 2007. Receivables decreased due to a $100.0 million increase in usage of our accounts receivable securitization facility, partially offset by higher selling prices. Accounts payable increased primarily due to the higher steel prices for raw material. Also during fiscal 2008, distributions from our unconsolidated affiliates of $58.9 million were $72.8 million less than in fiscal 2007. Consolidated net working capital was $440.1 million at May 31, 2008, compared to $548.9 million at May 31, 2007, primarily due to a $103.8 million increase in short-term debt outstanding.

Investing activities

Net cash used by investing activities was $70.7 million and $95.5 million in fiscal 2008 and fiscal 2007.

Capital expenditures by reportable segment represent cash used for investment in property, plant and equipment and are presented below:

	Fiscal Year Ended May 31,
In millions	2008	2007
Steel Processing	$7.2	$14.0
Metal Framing	6.8	15.7
Pressure Cylinders	16.5	14.1
Other	17.0	13.9

	$47.5	$57.7

The Steel Processing segment capital expenditures decreased in fiscal 2008 compared to fiscal 2007, which had included a furnace upgrade at our Spartan joint venture facility.

The Metal Framing segment capital expenditures decreased in fiscal 2008 compared to fiscal 2007 due to reduced spending for the conversion of drywall metal framing lines to UltraSTEEL®.

Capital expenditures for the Other category increased $3.1 million from fiscal 2007 due primarily to increased expenditures related to our enterprise resource planning system.

In addition to capital expenditures, other significant investing activities in 2008 included an aggregate of $47.6 million invested in our new joint ventures, Serviacero Worthington, Canessa Worthington and LEFCO Worthington, and $25.6 million received from the sale of short-term investments. Fiscal 2007 included the $31.7 million acquisition of PSM, $25.6 million purchase of short-term investments, and $16.4 million received from the sale and subsequent leaseback of a corporate aircraft.

We assess acquisition opportunities as they arise, which may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required.

Financing activities

Long-term debt - Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. (Baa2) and Standard & Poor’s Ratings Group (BBB). We typically use the net proceeds from long-term debt for acquisitions, refinancing outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2008, we were in compliance with our long-term debt covenants and expect to remain compliant in the future. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt - On May 6, 2008, we amended our $435.0 million five-year revolving credit facility, which had been due to expire on September 29, 2010. The amendment extended the commitment date to May 6, 2013, except for a $35.0 million commitment by one lender that will expire September 29, 2010. In addition, the amendment increased the facility fees and applicable percentage for base rate and Eurodollar loans payable. Borrowings under this facility have maturities of less than one year. We also have a $100.0 million revolving trade accounts receivable securitization facility as well as $40.0 million of uncommitted credit lines available at the discretion of several banks. These facilities were established with major domestic banks. We had $125.5 million and $21.7 million of committed borrowings, $100.0 million and $0.0 million of securitization facility usage, and $10.0 million and $10.0 million of uncommitted borrowings outstanding at May 31, 2008 and 2007. We also provided $9.1 million in letters of credit for third parties as of May 31, 2008.

We were in compliance with our short-term debt covenants at May 31, 2008. Our short-term debt agreements do not include ratings triggers or material adverse change provisions.

Common shares - We maintained our quarterly dividend during fiscal 2008 at $0.17 per common share. We paid dividends on our common shares of $55.6 million and $59.0 million in fiscal 2008 and fiscal 2007. We currently have no material contractual or regulatory restrictions on the payment of dividends.

At its meeting on September 27, 2006, the Board of Directors of Worthington reconfirmed its authorization to repurchase up to 10,000,000 of Worthington’s outstanding common shares, which had initially been announced on June 13, 2005. This repurchase authorization was completed during December 2007. On September 26, 2007, Worthington announced that the Board of Directors had authorized the repurchase of up to an additional 10,000,000 of Worthington’s outstanding common shares. A total of 9,099,500 common shares remained available under this repurchase authorization as of May 31, 2008. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. During fiscal 2008 and fiscal 2007, we spent $125.8 million and $76.6 million, respectively, on common share repurchases.

Dividend Policy

Dividends are declared at the discretion of the Board of Directors of Worthington. The Board reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2008. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Notes payable	$135.5	$135.5	$-	$-	$-
Long-term debt	245.0	-	145.0	-	100.0
Interest expense on long-term debt	56.8	15.1	20.4	10.7	10.6
Operating leases	47.8	10.7	17.8	12.4	6.9
Unconditional purchase obligations	26.0	2.4	4.7	4.7	14.2

Total contractual cash obligations	$511.1	$163.7	$187.9	$27.8	$131.7

The interest expense on long-term debt is computed by using the fixed rates of interest on the debt including the interest rate swap hedge. The unconditional purchase obligations are to secure access to a facility used to regenerate acid used in our Steel Processing facilities through fiscal 2019. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $2.1 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

The following table summarizes our other commercial commitments as of May 31, 2008. These commercial commitments are not reflected on our consolidated balance sheet.

	Commitment Expiration by Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantees	$6.3	$6.3	$-	$-	$-
Standby letters of credit	9.1	9.1	-	-	-

Total commercial commitments	$15.4	$15.4	$-	$-	$-

Off Balance Sheet Arrangements

We maintain a $100.0 million revolving trade accounts receivable securitization facility which expires in January 2011. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2008, $100.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities after May 31, 2008, and for non-financial assets and liabilities after May 31, 2009. SFAS No. 157 is not expected to materially impact our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. SFAS No. 159 is effective June 1, 2008, and is not expected to materially impact our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements - an amendment of ARB No. 51, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and will require a change in the presentation of the minority interest in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, to improve the transparency of financial reporting by requiring enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective December 1, 2008.

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

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide an allowance for returns based on experience and current customer activities. As of May 31, 2008 and May 31, 2007, we had deferred $9.1 million and $2.4 million, respectively, of revenue related to pricing disputes.

Within our Construction Services segment, which represented less than 4.0% of consolidated net sales for each of the last three fiscal years, revenue is recognized on a percentage-of-completion method.

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

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of the customer, historical trends of charge-offs and recoveries, and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to SG&A expense.

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

Annually, during our fiscal fourth quarter, we review goodwill for impairment using the present value technique to determine the estimated implied fair value of goodwill associated with each reporting entity. There are three significant sets of values used to determine the implied fair value: estimated future discounted cash flows, capitalization rates and tax rates. The estimated future discounted cash flows used in the model are based on planned growth with an assumed perpetual growth rate. The capitalization rate is based on our current cost of debt and equity capital. Tax rates are maintained at current levels.

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

Stock-Based Compensation:    Effective June 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as expense in the statement of earnings based on their fair values. For the periods prior to June 1, 2006, we accounted for employee and non-employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation costs for the prior fiscal periods were reflected in net earnings, as all options granted under our plans had an exercise price equal to the fair market value of the underlying common shares on the grant date. Had we accounted for stock-based compensation plans using this fair value method, we estimate that diluted earnings per share would have been reduced by $0.03 per share in fiscal 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN 48, a tax benefit may be recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on income tax related issues such as derecognition, classification, interest and penalties, accounting treatment in interim periods and increased disclosure requirements.

We have reserves for taxes and associated interest and penalties that are determined in accordance with FIN 48, that may become payable in future years as a result of audits by taxing authorities. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax and interest reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or court decisions affecting a particular tax issue.

Self-Insurance Reserves:    We are largely self-insured with respect to workers’ compensation, general and auto liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends. Facility consolidations, a focus on investment in safety initiatives, and an emphasis on property loss prevention and product quality, have resulted in an improvement in our loss history and the related assumptions used to analyze the property and casualty insurance reserves. This improvement resulted in reductions to these reserves of $5.3 million in fiscal 2008 and $3.6 million in fiscal 2007. We will continue to review these reserves on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

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

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain derivative financial and commodity instruments. These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes.

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap had a notional amount of $100.0 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 17, 2014. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Debt” of this Annual Report on Form 10-K. The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution, therefore, no credit loss is anticipated. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would reduce the fair value of our interest rate swap by $2.3 million. A sensitivity analysis of changes in the interest rates on our variable rate debt indicates that a 10% increase in those rates would not have materially impacted our net earnings.

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, the Company does make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2008, the difference between the contract and book value was not material to the Company’s consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations, or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would decrease by $6.3 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net earnings. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc (see additional information below regarding natural gas and zinc) and other raw materials and utility requirements. The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments are used to manage a portion of our exposure to fluctuations in the cost of zinc and natural gas. These contracts cover periods commensurate with known or expected exposures through calendar 2008. No derivatives are held for trading purposes. No credit loss is anticipated, as the counterparties to these agreements are major financial institutions that are highly rated. A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in zinc prices would reduce the fair value of our hedge position by $0.3 million. A similar 10% decline in natural gas prices would reduce the fair value of the natural gas hedge position by $0.2 million.

Fair values for the outstanding derivative positions as of May 31, 2008, and 2007, are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	Fair Value At May 31,		Change In Fair Value
In millions	2008	2007
Zinc	$3.1	$18.9	$(15.8)
Natural gas	1.5	2.2	(0.7)
Interest rate	(0.3)	5.8	(6.1)

	$4.3	$26.9	$(22.6)

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

Item 8. — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statements schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective June 1, 2006, Worthington Industries, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2008

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$73,772	$38,277
Short-term investments	-	25,562
Receivables, less allowances of $4,849 and $3,641 at May 31, 2008 and 2007	384,354	400,916
Inventories:
Raw materials	350,256	261,849
Work in process	123,106	97,633
Finished products	119,599	88,382

Total inventories	592,961	447,864

Assets held for sale	1,132	4,600
Deferred income taxes	17,966	13,067
Prepaid expenses and other current assets	34,785	39,097

Total current assets	1,104,970	969,383

Investments in unconsolidated affiliates	119,808	57,540
Goodwill	183,523	179,441
Other assets	29,786	43,553
Property, plant and equipment:
Land	34,241	33,228
Buildings and improvements	249,624	241,729
Machinery and equipment	901,067	875,737
Construction in progress	11,758	8,268

Total property, plant and equipment	1,196,690	1,158,962
Less accumulated depreciation	646,746	594,697

Total property, plant and equipment, net	549,944	564,265

Total assets	$1,988,031	$1,814,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356,129	$263,665
Notes payable	135,450	31,650
Accrued compensation, contributions to employee benefit plans and related taxes	59,619	46,237
Dividends payable	13,487	14,440
Other accrued items	68,545	45,519
Income taxes payable	31,665	18,983

Total current liabilities	664,895	420,494

Other liabilities	49,785	57,383
Long-term debt	245,000	245,000
Deferred income taxes	100,811	105,983

Total liabilities	1,060,491	828,860

Contingent liabilities and commitments - Note G
Minority interest	42,163	49,321
Shareholders’ equity:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2008 - 79,308,056 shares, 2007 - 84,908,476 shares	-	-
Additional paid-in capital	174,900	166,908
Cumulative other comprehensive income, net of taxes of $78 and $(6,168) at May 31, 2008 and 2007	24,633	23,181
Retained earnings	685,844	745,912

Total shareholders’ equity	885,377	936,001

Total liabilities and shareholders’ equity	$1,988,031	$1,814,182

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share)

	Fiscal Years Ended May 31,
	2008	2007	2006
Net sales	$3,067,161	$2,971,808	$2,897,179
Cost of goods sold	2,711,414	2,610,176	2,525,545

Gross margin	355,747	361,632	371,634
Selling, general and administrative expense	231,602	232,487	214,030
Restructuring charges	18,111	-	-

Operating income	106,034	129,145	157,604
Other income (expense):
Miscellaneous expense	(6,348)	(4,446)	(1,524)
Gain on sale of Acerex	-	-	26,609
Interest expense	(21,452)	(21,895)	(26,279)
Equity in net income of unconsolidated affiliates	67,459	63,213	56,339

Earnings before income taxes	145,693	166,017	212,749
Income tax expense	38,616	52,112	66,759

Net earnings	$107,077	$113,905	$145,990

Average common shares outstanding - basic	81,232	86,351	88,288

Earnings per share - basic	$1.32	$1.32	$1.65

Average common shares outstanding - diluted	81,898	87,002	88,976

Earnings per share - diluted	$1.31	$1.31	$1.64

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share)

			Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total
	Common Shares
	Shares	Amount
Balance at June 1, 2005	87,933,202	$-	$149,167	$(1,313)	$672,982	$820,836
Comprehensive income:
Net earnings	-	-	-	-	145,990	145,990
Unrealized gain on investment	-	-	-	139	-	139
Foreign currency translation	-	-	-	8,711	-	8,711
Minimum pension liability	-	-	-	2,473	-	2,473
Cash flow hedges	-	-	-	17,106	-	17,106

Total comprehensive income						174,419

Common shares issued	758,002	-	10,161	-	-	10,161
Cash dividends declared ($0.68 per share)	-	-	-	-	(60,110)	(60,110)

Balance at May 31, 2006	88,691,204	-	159,328	27,116	758,862	945,306

Comprehensive income:
Net earnings	-	-	-	-	113,905	113,905
Unrealized loss on investment	-	-	-	(296)	-	(296)
Foreign currency translation	-	-	-	4,507	-	4,507
Minimum pension liability	-	-	-	34	-	34
Cash flow hedges	-	-	-	(7,586)	-	(7,586)

Total comprehensive income						110,564

Adjustment to initially apply FASB 158	-	-	-	(594)	-	(594)
Common shares issued	666,272	-	12,242	-	-	12,242
Stock-based compensation	-	-	3,480	-	-	3,480
Purchases and retirement of common shares	(4,449,000)	-	(8,142)	-	(68,475)	(76,617)
Cash dividends declared ($0.68 per share)	-	-	-	-	(58,380)	(58,380)

Balance at May 31, 2007	84,908,476	-	166,908	23,181	745,912	936,001

Comprehensive income:
Net earnings	-	-	-	-	107,077	107,077
Foreign currency translation	-	-	-	13,080	-	13,080
Minimum pension liability	-	-	-	590	-	590
Cash flow hedges	-	-	-	(12,218)	-	(12,218)

Total comprehensive income						108,529

Common shares issued	851,080	-	15,318	-	-	15,318
Stock-based compensation	-	-	4,010	-	-	4,010
Gain from TWB dilution	-	-	1,944	-	-	1,944
Purchases and retirement of common shares	(6,451,500)	-	(13,280)	-	(112,505)	(125,785)
Cash dividends declared ($0.68 per share)	-	-	-	-	(54,640)	(54,640)

Balance at May 31, 2008	79,308,056	$-	$174,900	$24,633	$685,844	$885,377

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended May 31,
	2008	2007	2006
Operating activities:
Net earnings	$107,077	$113,905	$145,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,413	61,469	59,116
Restructuring charges, non-cash	5,169	-	-
Provision for deferred income taxes	(3,228)	(3,068)	(12,645)
Equity in net income of unconsolidated affiliates, net of distributions	(8,539)	68,510	702
Minority interest in net income of consolidated subsidiaries	6,969	5,409	6,088
Net loss on sale of assets	3,756	826	6,079
Gain on sale of Acerex	-	-	(26,609)
Stock-based compensation	4,173	3,480	-
Excess tax benefits—stock-based compensation	(2,035)	(2,370)	-
Changes in assets and liabilities:
Receivables	6,967	8,312	11,616
Inventories	(144,474)	19,588	(33,788)
Prepaid expenses and other current assets	8,252	(2,078)	(9,186)
Other assets	(1,546)	4,898	(563)
Accounts payable and accrued expenses	138,822	(99,283)	79,114
Other liabilities	(4,255)	833	1,152

Net cash provided by operating activities	180,521	180,431	227,066

Investing activities:
Investment in property, plant and equipment, net	(47,520)	(57,691)	(60,128)
Investment in aircraft	-	-	(16,435)
Acquisitions, net of cash acquired	(2,225)	(31,727)	(6,776)
Investment in unconsolidated affiliates	(47,598)	(1,000)	-
Proceeds from sale of assets	1,025	18,237	3,225
Proceeds from sale of Acerex	-	-	44,604
Purchases of short-term investments	-	(25,562)	(493,860)
Sales of short-term investments	25,562	2,173	491,687

Net cash used by investing activities	(70,756)	(95,570)	(37,683)

Financing activities:
Net proceeds from short-term borrowings	103,800	31,650	7,684
Principal payments on long-term debt	-	(7,691)	(143,416)
Proceeds from issuance of common shares	13,171	9,866	9,138
Excess tax benefits—stock-based compensation	2,035	2,370	-
Payments to minority interest	(11,904)	(3,360)	(3,840)
Repurchase of common shares	(125,785)	(76,617)	-
Dividends paid	(55,587)	(59,018)	(59,982)

Net cash used by financing activities	(74,270)	(102,800)	(190,416)

Increase (decrease) in cash and cash equivalents	35,495	(17,939)	(1,033)
Cash and cash equivalents at beginning of year	38,277	56,216	57,249

Cash and cash equivalents at end of year	$73,772	$38,277	$56,216

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2008, 2007 and 2006

Note A – Summary of Significant Accounting Policies

Consolidation:    The consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings eliminated in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments:    At May, 31, 2007, we held $25,562,000 in short-term investments consisting of money market mutual funds which were classified as available-for-sale securities. Unrealized holding gains (losses) were immaterial. These investments were sold during fiscal 2008.

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

Derivative Financial Instruments:    We do not engage in currency or commodity speculation and generally enter into derivatives only to hedge specific interest, foreign currency or commodity transactions. All derivatives are accounted for using mark-to-market accounting. Gains or losses from these transactions offset gains or losses of the assets, liabilities or transactions being hedged. Current assets and other liabilities include derivative fair values at May 31, 2008, of $4,773,000 and $516,000. Ineffectiveness of the hedges during the fiscal year ended May 31, 2008 (“fiscal 2008”), the fiscal year ended May 31, 2007 (“fiscal 2007”) and the fiscal year ended May 31, 2006 (“fiscal 2006”) was immaterial and was reported in other income (expense).

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

We discontinue hedge accounting when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative expires or is sold, is terminated, is no longer designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, or we determine that designation of the hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative is retained, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in net earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in net earnings gains and losses that were accumulated in other comprehensive income.

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap had a notional amount of $100,000,000 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 17, 2014. See “Note C – Debt.” No credit loss is anticipated as the interest rate swap was executed with a highly rated financial institution. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. The interest rate derivative is classified as a cash flow hedge per SFAS 133. The effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and is reclassified to interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would reduce the fair value of our interest rate swap by $2.3 million.

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, the Company does make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated. At May 31, 2008, the difference between the contract and book value was not material to the Company’s consolidated financial position, results of operations or cash flows. The foreign currency derivatives are classified as fair value derivatives per SFAS 133. The change in the fair value of the derivatives are recorded either in the balance sheet under foreign currency translation or in net earnings in the same period in which foreign currency translation or net earnings are impacted by the hedged items. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations, or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would decrease by $6,300,000. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials and utility requirements. The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments are used to manage a portion of our exposure to fluctuations in the cost of natural gas and zinc. These contracts cover periods commensurate with known or expected exposures through calendar 2008. No derivatives are held for trading purposes. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated. The zinc derivative is classified as a cash flow hedge per SFAS 133. The effective portion of the change in the fair value of the zinc derivative is recorded in other comprehensive income and is reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. One natural gas derivative is classified as a cash flow hedge per SFAS 133. The effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and is reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. The other natural gas derivative’s change in fair value is recorded in cost of goods sold, as it does not qualify for hedge accounting under SFAS 133. A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in zinc prices would reduce the fair value of our hedge position by $300,000. A similar 10% decline in natural gas prices would reduce the fair value of the natural gas hedge position by $200,000. Any resulting changes in fair value of the zinc hedge and one natural gas hedge would be recorded as adjustments to other comprehensive income.

Investments in Unconsolidated Affiliates:    Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), provides guidance on accounting for the effect of changes in an unconsolidated affiliate's stock or equity on the parent's investment in that unconsolidated affiliate. SAB 51 allows election of an accounting policy of recording such increases or decreases in a parent's investment either in net earnings or in equity. We record such increases or decreases to our equity as additional paid-in capital.

Fair Value of Financial Instruments:    The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, short-term investments, receivables, other assets, accounts and notes payable, accrued expenses and income taxes payable, approximate fair values. The fair value of long-term debt, including current maturities, based upon quoted market prices was $252,073,000 and $249,524,000 at May 31, 2008 and 2007.

Risks and Uncertainties:    As of May 31, 2008, the Company, including unconsolidated affiliates, operated 66 production facilities in 24 states and 11 countries. Our largest markets are the construction and the automotive and automotive supply markets, which comprised 40% and 26%, of our consolidated net sales in fiscal 2008. Our foreign operations represented 9% of consolidated net sales, 35% of consolidated pre-tax earnings and 16% of consolidated net assets. Approximately 14% of the Company's consolidated labor force is represented by collective bargaining agents. This includes 271 employees whose labor contracts expire or will otherwise require renegotiation within the next fiscal year. The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or future results of operations.

Receivables:    We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales. The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of the customer, historical trends of charge-offs and recoveries, and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to SG&A expense.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $61,154,000 for fiscal 2008, $59,478,000 for fiscal 2007, and $56,769,000 for fiscal 2006. Accelerated depreciation methods are used for income tax purposes.

Planned Maintenance Activities:    We use the deferral method to account for costs of planned maintenance shutdowns. Under this method, the costs of a qualifying shutdown are capitalized and amortized on a straight-line basis into maintenance expense until the next anticipated shutdown. In no case will the amortization period exceed twelve months.

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

Capitalized Interest:    We capitalize interest in connection with the construction of qualified assets. Under this policy, we capitalized interest of $146,000 in fiscal 2008, $1,757,000 in fiscal 2007 and $638,000 in fiscal 2006.

Stock-Based Compensation:    At May 31, 2008, we had stock-based compensation plans for employees and non-employee directors which are described more fully in “Note F – Stock-Based Compensation.” Effective June 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments, including grants of stock options, to be recorded as expense in the statement of earnings based on their fair values. For the periods prior to June 1, 2006, we accounted for employee and non-employee director stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based compensation costs for the prior fiscal periods were reflected in net earnings, as all stock options granted under our plans had an exercise price equal to the fair market value of the underlying common shares on the grant date.

The following table illustrates the effect on net earnings and earnings per share as if the Company had accounted for the stock option plans under the fair value method of accounting, as required by SFAS 123, for fiscal 2006:

In thousands, except per share
Net earnings, as reported	$145,990
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	2,381

Pro forma net earnings	$143,609

Earnings per share:
Basic, as reported	$1.65
Basic, pro forma	1.63
Diluted, as reported	1.64
Diluted, pro forma	1.61

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and collectability is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide an allowance for expected returns based on experience and current customer activities. As of May 31, 2008 and May 31, 2007, we had deferred $9.1 million and $2.4 million, respectively, of revenue related to pricing disputes. Within the Construction Services segment, which represented less than 4% of consolidated net sales for the last three fiscal years, revenue is recognized on a percentage-of-completion method. Taxes collected from customers on revenues are reported on a net basis (excluded from revenues).

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $4,220,000, $4,117,000 and $3,571,000 for fiscal 2008, fiscal 2007 and fiscal 2006.

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

Statements of Cash Flows:    Supplemental cash flow information for the years ended May 31 is as follows:

In thousands	2008	2007	2006
Interest paid, net of amount capitalized	$21,442	$21,884	$27,734
Income taxes paid, net of refunds	29,641	49,600	67,163

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN 48, a tax benefit may be recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on income tax related issues such as derecognition, classification, interest and penalties, accounting treatment in interim periods and increased disclosure requirements.

We have reserves for taxes and associated interest and penalties that are determined in accordance with FIN 48, that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or court decisions affecting a particular tax issue.

Recently Issued Accounting Standards:    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities after May 31, 2008, and for non-financial assets and liabilities after May 31, 2009. SFAS No. 157 is not expected to materially impact our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently through the use of fair value measurements. SFAS No. 159 is effective June 1, 2008, and is not expected to materially impact our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements – an amendment of ARB No. 51, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and will require a change in the presentation of the minority interest in the consolidated financial statements.

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

Common Shares:    At its meeting on September 27, 2006, the Board of Directors of Worthington Industries, Inc. reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, which had initially been announced on June 13, 2005. This repurchase authorization was completed during December 2007. On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to an additional 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 9,099,500 common shares remained available under this repurchase authorization as of May 31, 2008. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Comprehensive Income:    The components of other comprehensive income (loss) and related tax effects for the years ended May 31, were as follows:

In thousands	2008	2007	2006
Other comprehensive income (loss):
Unrealized gain (loss) on investment	$-	$(296)	$139
Foreign currency translation, net of tax of $0, $212 and $677 in 2008, 2007 and 2006	13,080	4,507	8,711
Minimum pension liability, net of tax of $(44), $(139) and $28 in 2008, 2007 and 2006	590	34	2,473
Cash flow hedges, net of tax of $6,290, $4,300 and $(8,364) in 2008, 2007 and 2006	(12,218)	(7,586)	17,106

Other comprehensive income (loss), net of tax	$1,452	$(3,341)	$28,429

The components of cumulative other comprehensive income (loss), net of tax, at May 31 were as follows:

In thousands	2008	2007
Unrealized loss on investment	$(5)	$(5)
Foreign currency translation	24,047	10,967
Defined benefit pension liability	(246)	(836)
Cash flow hedges	837	13,055

Cumulative other comprehensive income, net of tax	$24,633	$23,181

Reclassification adjustments for cash flow hedges in fiscal 2008, fiscal 2007 and fiscal 2006 were $7,514,000 (net of tax of $3,719,000), $9,046,000 (net of tax of $4,617,000) and $4,382,000 (net of tax of $2,686,000).

The estimated net amount of the existing gains or losses in other comprehensive income at May 31, 2008 expected to be reclassified into net earnings within the twelve months was $2,235,000 (net of tax of $1,106,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2008, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2009.

Note C – Debt

Debt at May 31 is summarized as follows:

In thousands	2008	2007
Notes payable	$135,450	$31,650
6.7% senior notes due December 1, 2009	145,000	145,000
Floating rate senior notes due December 17, 2014	100,000	100,000

Total debt	380,450	276,650
Less current maturities and notes payable	135,450	31,650

Total long-term debt	$245,000	$245,000

At May 31, 2008, notes payable consisted of $125,450,000 of borrowings under our revolving credit facility, described below, and $10,000,000 of borrowings on uncommitted credit lines. The average variable rate was 3.16% at May 31, 2008, and is based on our senior unsecured long-term debt ratings assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. At May 31, 2007, our notes payable consisted of $21,650,000 of borrowings under our revolving credit facility and $10,000,000 of borrowings on uncommitted credit lines. The average variable rate was 5.81%.

On May 6, 2008, we amended our $435,000,000 five-year revolving credit facility, which had been due to expire on September 29, 2010. The amendment extended the commitment date to May 6, 2013, except for a $35,000,000 commitment by one lender that will expire on September 29, 2010. In addition, the amendment increased the facility fees and applicable percentage for base rate and Eurodollar loans payable. Borrowings under this facility have maturities of less than one year. We pay facility fees on the unused commitment amount. Interest rates on borrowings and related facility fees are based on our senior unsecured long-term debt ratings as assigned by Standard & Poor's Ratings Group and Moody's Investors Service, Inc. The covenants in the revolving credit facility include, among others, maintenance of a debt-to-total-capitalization ratio of not more than 55% at the end of any fiscal quarter and maintenance of an interest coverage ratio of not less than 3.25 times through maturity. We were in compliance with all covenants under the revolving credit facility at May 31, 2008.

We also have $40,000,000 of uncommitted credit lines available at the discretion of several banks. These facilities were established with major domestic banks.

The floating rate notes are due on December 17, 2014 (“2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. This rate was 5.63% as of May 31, 2008. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. The 2014 Notes are callable at par, at our option. The covenants in the 2014 Notes, as amended December 19, 2006, include among others, maintenance of a debt-to-total-capitalization ratio of not more than 55% and maintenance of an interest coverage ratio, calculated at the end of any fiscal quarter, of not less than 3.0 times through maturity. We were in compliance with all covenants under the 2014 Notes at May 31, 2008.

Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows:

In thousands
2009	$-
2010	145,000
2011	-
2012	-
2013	-
Thereafter	100,000

Total	$245,000

Note D – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

In thousands	2008	2007	2006
Pre-tax earnings:
United States based operations	$95,418	$106,246	$194,427
Non - United States based operations	50,275	59,771	18,322

	$145,693	$166,017	$212,749

Significant components of income tax expense for the years ended May 31 were as follows:

In thousands	2008	2007	2006
Current:
Federal	$29,969	$38,644	$56,911
State and local	2,617	1,617	8,343
Foreign	9,258	14,919	14,150

	41,844	55,180	79,404
Deferred:
Federal	(3,038)	(2,402)	(6,051)
State	(1,601)	(334)	(1,950)
Foreign	1,411	(332)	(4,644)

	(3,228)	(3,068)	(12,645)

	$38,616	$52,112	$66,759

Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $2,035,000, $2,370,000 and $1,279,000 for fiscal 2008, fiscal 2007 and fiscal 2006. Tax benefits (expenses) related to foreign currency translation adjustments that were credited to (deducted from) other comprehensive income were $0, $212,000, and $677,000 for fiscal 2008, fiscal 2007 and fiscal 2006. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income were ($44,000), $(393,000), and $28,000 for fiscal 2008, fiscal 2007 and fiscal 2006. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) other comprehensive income were $6,290,000, $4,300,000, and $(8,364,000) for fiscal 2008, fiscal 2007 and fiscal 2006. Tax benefits related to the gain from the dilution of our interest in TWB Company, L.L.C. (“TWB”) as a result of our partner’s contribution to this unconsolidated joint venture credited to additional paid-in capital were $1,032,000 for fiscal 2008 (see Note J).

A reconciliation of the federal statutory tax rate of 35 percent to total provisions (benefits) follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	0.7	1.5	3.6
Change in income tax accruals for resolution of tax audits and change in estimate of deferred tax	(1.7)	1.1	(1.4)
Non-U.S. income taxes at other than 35%	(4.6)	(3.6)	(4.1)
Ohio income tax law change	-	-	(2.3)
Special foreign earnings repatriations and sale of non-U.S. company	-	-	2.5
Deferred tax adjustment for foreign earnings	-	-	(2.2)
Other	(2.9)	(2.6)	0.3

Effective tax rate	26.5%	31.4%	31.4%

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN 48, a tax benefit may be recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on income tax related issues such as derecognition, classification, interest and penalties, accounting treatment in interim periods and increased disclosure requirements.

On June 1, 2007, we adopted the provisions of FIN 48. There was no effect on our consolidated financial position or cumulative adjustment to our beginning retained earnings as a result of the implementation. However, certain amounts have been reclassified on the consolidated balance sheets in order to comply with the requirements of the interpretation.

The total amount of unrecognized tax benefits was $2,093,000 and $16,826,000 as of May 31, 2008 and June 1, 2007, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,966,000 as of May 31, 2008. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statement of earnings. As of May 31, 2008 and June 1, 2007, we had accrued liabilities of $720,000 and $5,056,000, respectively, for interest and penalties within the unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

In thousands
Balance at June 1, 2007	$16,826
Increases – tax positions taken in prior years	403
Decreases – tax positions taken in prior years	(9,830)
Increases – current tax positions	63
Decreases – current tax positions	(112)
Lapse of statute	(5,257)

Balance at May 31, 2008	$2,093

Approximately $1,205,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2000 – 2003; 2005 and forward

U.S. State and Local – 2003 and forward

Austria – 2001 and forward

We also adjusted our deferred taxes in fiscal 2008 and fiscal 2007, resulting in an increase (decrease) of $(2,057,000) and $917,000 in income tax expense, respectively. Fiscal 2007 included adjustments for changes to estimated tax liabilities. Fiscal 2006 included a $4,623,000 adjustment for an over-accrual of deferred tax liabilities related to the foreign earnings of the Worthington Armstrong Venture (“WAVE”) joint venture and a $4,346,000 deferred tax liability adjustment for the Ohio tax law change, discussed below, offset by a $3,370,000 adjustment for changes in estimated tax liabilities.

On June 30, 2005, the state of Ohio enacted various changes to its tax laws. One change was the phase-out of the Ohio franchise tax, which is generally based on federal taxable income. This phase-out is scheduled to occur at the rate of 20% per year for 2006 through 2010. Our accrual for income taxes for fiscal

2005 included 100% of the expected Ohio franchise tax liability. As a result of the law change, only 80% of that liability was due. As such, in fiscal 2006 we made an adjustment to reduce our accrued income taxes. In addition, as a result of various changes to Ohio’s tax laws in fiscal 2006, we adjusted our deferred taxes by $4,346,000.

Taxes on Foreign Income

Pre-tax earnings attributable to foreign sources for fiscal 2008, fiscal 2007 and fiscal 2006 is as noted above. Without regard to the one-time repatriation discussed above, as of May 31, 2008, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture. Accordingly, where this election has been made, no deferred tax liability has been recorded for those foreign earnings. Undistributed earnings of our consolidated foreign subsidiaries at May 31, 2008, amounted to $212,082,000. If such earnings were not permanently reinvested, a deferred tax liability of $21,777,000 would have been required.

The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. During fiscal 2006, we approved a plan for reinvestment and repatriated a cash dividend amount of $42,157,000, of which $41,395,000 qualified for the 85 percent dividends-received deduction. Pursuant to the plan for reinvestment, during fiscal 2006, we made expenditures for capital additions and improvements and other qualifying amounts at our domestic facilities in excess of the $42,157,000 cash dividend amount. As a result, we recorded a related tax expense of $1,702,000 for the cash dividend repatriation.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

In thousands	2008	2007
Deferred tax assets:
Accounts receivable	$2,300	$3,044
Inventories	6,021	4,024
Accrued expenses	18,609	14,900
Net operating loss carryforwards	17,989	17,048
Tax credit carryforwards	2,473	1,012
Stock-based compensation	2,362	1,173
Other	1,041	1,082

Total deferred tax assets	50,795	42,283
Valuation allowance for deferred tax assets	(13,248)	(12,930)

Net deferred tax assets	37,547	29,353
Deferred tax liabilities:
Property, plant and equipment	97,057	94,462
Derivative contracts	1,247	8,013
Undistributed earnings of unconsolidated affiliates	17,207	14,552
Income taxes	862	463
Other	380	249

Total deferred tax liabilities	116,753	117,739

Net deferred tax liability	$79,206	$88,386

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

In thousands	2008	2007
Current assets:
Deferred income taxes	$17,966	$13,067
Other assets:
Deferred income taxes	3,639	4,530
Noncurrent liabilities:
Deferred income taxes	100,811	105,983

Net deferred tax liabilities	$79,206	$88,386

At May 31, 2008, we had tax benefits for federal net operating loss carryforwards of $131,000 that expire from fiscal 2009 to fiscal 2019. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2008, we had tax benefits for state net operating loss carryforwards of $12,962,000 that expire from fiscal 2009 to fiscal 2028 and state credit carryforwards of $1,411,000 that expire from fiscal 2009 to fiscal 2030. At May 31, 2008, we had tax benefits for foreign net operating loss carryforwards of $4,896,000 for income tax purposes that expire from fiscal 2009 to fiscal 2018. At May 31, 2008, we had tax benefits for foreign tax credit carryforwards of $1,062,000 that expire in fiscal 2016.

A valuation allowance of $13,248,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards and foreign tax credit carryforwards and certain state tax credits. The valuation allowance includes $930,000 for federal, $10,914,000 for state and $1,404,000 for foreign. The majority of the federal valuation allowance relates to the foreign tax credit with the remainder relating to the net operating loss carryforward. The majority of the state valuation allowance relates to owning the Decatur, Alabama, facility while the foreign valuation allowance relates to operations in Portugal and China. We have determined that it is more likely than not that deferred tax assets are realizable, except for certain net operating loss carryforwards and tax credits.

Note E – Employee Pension Plans

We provide retirement benefits to employees mainly through contributory, deferred profit sharing plans. Contributions to the deferred profit sharing plans are determined as a percentage of our pre-tax income before profit sharing, with contributions guaranteed to represent at least 3% of the participants’ compensation. We match employee contributions at 50% up to defined maximums. We also have one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan”). The Gerstenslager Plan is a non-contributory pension plan, which covers certain employees based on age and length of service. Our contributions comply with ERISA's minimum funding requirements.

Effective May 31, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The adoption did not materially impact our consolidated financial position or results of operations. Also, as required by SFAS No. 158, for our fiscal year ending May 31, 2009, and thereafter, we will measure the assets and benefit obligations of the Gerstenslager Plan at May 31, rather than the current March 31 measurement date. We do not expect the change in measurement date to materially affect our consolidated financial position, results of operations or cash flows.

The following table summarizes the components of net periodic pension cost, for the Gerstenslager Plan (i.e. the defined benefit plan) and the defined contribution plans for the years ended May 31:

In thousands	2008	2007	2006
Defined benefit plan:
Service cost	$599	$610	$700
Interest cost	900	818	719
Actual return on plan assets	496	(1,257)	(1,621)
Net amortization and deferral	(1,538)	396	1,149

Net pension cost on defined benefit plan	457	567	947
Defined contribution plans	11,641	9,694	9,663

Total retirement plan cost	$12,098	$10,261	$10,610

The following actuarial assumptions were used for our defined benefit plan:

	2008	2007	2006
To determine benefit obligation:
Discount rate	6.82%	6.14%	6.03%
To determine net periodic pension cost:
Discount rate	6.14%	6.03%	5.61%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The expected long-term rate of return on the defined benefit plan in fiscal 2008, fiscal 2007 and fiscal 2006 was based on the actual historical returns adjusted for a change in the frequency of lump sum settlements upon retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the defined benefit plan during fiscal 2008 and fiscal 2007 as of the March 31, measurement date:

In thousands	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$14,626	$13,696
Service cost	599	610
Interest cost	900	818
Actuarial gain	(1,577)	(327)
Benefits paid	(219)	(171)

Benefit obligation, end of year	$14,329	$14,626

Change in plan assets
Fair value, beginning of year	$16,135	$13,373
Actual return on plan assets	(496)	1,257
Company contributions	-	1,677
Benefits paid	(219)	(172)

Fair value, end of year	$15,420	$16,135

Funded Status	$1,091	$1,509

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$1,091	$1,509
Cumulative other comprehensive income	869	909

Amounts recognized in cumulative other comprehensive income consist of:
Net loss	650	450
Prior service cost	219	459

Total	$869	$909

The following table shows other changes in plan assets and benefit obligations recognized in other comprehensive income during the fiscal year ended May 31:

In thousands	2008	2007
Adjustment to minimum liability	$-	$483
Net actuarial gain (loss)	201	(483)
Amortization of prior service cost	(240)	(240)
Elimination of minimum liability	-	(483)

Total recognized in other comprehensive income	$(39)	$(723)

Total recognized in net periodic benefit cost and other comprehensive income	$417	$(156)

The estimated prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $219,000.

Plan assets for the defined benefit plan consist principally of the following as of the March 31 measurement date:

	2008	2007
Asset category
Equity securities	68%	70%
Debt securities	32%	30%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumption of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20-40% fixed income investments. No contributions to the defined benefit plan are expected during fiscal 2009. The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid:

In thousands
2009	$260
2010	287
2011	346
2012	404
2013	524
2014-2018	4,010

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these plans was $6,879,000 and $5,768,000 at May 31, 2008 and 2007, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $587,000, $588,000, and $580,000 for fiscal 2008, fiscal 2007 and fiscal 2006. The assumed salary rate increase was 3.5% for fiscal 2008, fiscal 2007 and fiscal 2006. The discount rate at May 31, 2008, 2007 and 2006 was 6.00%, 4.80% and 4.70%. This discount rate is based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note F – Stock-Based Compensation

Under our employee and non-employee directors stock-based compensation plans, we may grant incentive or non-qualified stock options and performance shares to employees, and non-qualified stock options and restricted stock to non-employee directors. The stock options may be granted to purchase common shares at not less than 100% of fair market value on the date of the grant. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, the stock options granted to employees vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years after the date of grant. The non-qualified stock options granted to non-employee directors vest and become exercisable on the first to occur of (a) the first anniversary of the date of grant and (b) as to any option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc., the date on which the next annual meeting of shareholders is held following the date of grant. In addition to the stock options previously discussed, we have awarded to certain employees, performance shares that are contingent (i.e., vest) upon achieving corporate targets for economic value added, earnings per share and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2009 and 2010. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period. The restricted shares granted to non-employee directors are valued at the closing market price of common shares of Worthington Industries, Inc. on the date of the grant. The restricted shares vest under the same parameters used for non-employee director stock options discussed above.

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

We calculate the fair value of the stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options use the following assumptions: the expected volatility, which is based on the historical volatility of the common shares of Worthington Industries, Inc.; and the risk-free interest rate, which is based on the United States Treasury strip rate for the expected term of the stock option. The expected term was developed using the simplified approach allowed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The assumptions used to value specific grants are disclosed below.

We granted non-qualified stock options, effective July 2, 2007, covering 467,500 common shares under our employee stock-based compensation plans. The option price of $22.73 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $6.94 per share. The following assumptions were used to value the stock options: dividend yield of 3.5%; expected term 6.5 years; expected volatility of 35.7%; and risk-free interest rate of 4.9%. The calculated pre-tax stock-based compensation expense for these stock options is $2,628,000, which will be recognized on a straight-line basis over the five-year vesting period of the stock options.

We granted non-qualified stock options, effective September 26, 2007, covering 42,500 common shares and 11,150 restricted shares under our equity incentive plan for non-employee directors. The option price of $22.95 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $6.94 per share. The assumptions used to value the stock options were the same as those in the preceding paragraph. The restricted shares granted were valued at the closing market price of $22.95 for the underlying common shares at the grant date. The calculated pre-tax stock-based compensation expense for the stock options and the restricted shares granted on September 26, 2007, is $551,000, which will be recognized on a straight-line basis over the one-year vesting period.

We granted non-qualified stock options, during December 2007, covering an aggregate of 1,344,000 common shares under our employee stock-based compensation plan. The option prices of $20.80 and $21.61 per share were equal to the market price of the underlying common shares at the respective grant dates. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the respective grant dates, was $5.97 per share. The following assumptions were used to value the stock options: dividend yield of 3.2%; expected term 6.5 years; expected volatility of 34.8%; and risk-free interest rate of 3.6%. Stock-based compensation expense of $6,499,000 will be recognized on a straight-line basis over the five-year vesting period of the stock options.

The weighted average fair value of stock options granted in fiscal 2008, fiscal 2007 and fiscal 2006 was $6.24, $4.08, and $3.62, respectively, based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Assumptions used:
Dividend yield	3.28%	3.60%	3.58%
Expected volatility	35.05%	38.10%	25.00%
Risk-free interest rate	3.96%	5.00%	4.38%
Expected life (years)	6.5	6.5	6.6

The calculated pre-tax stock-based compensation expense of $4,173,000 ($2,898,000 after-tax) for fiscal 2008 and $3,480,000 ($2,401,000 after-tax) for fiscal 2007, was recorded in selling, general and administrative expense.

In fiscal 2006, as allowed by SFAS 123, stock options were accounted for using the intrinsic-value method (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the stock option). Under that method, no compensation expense was recognized on the grant date, since on that date the stock option exercise price equaled the market price of the underlying common shares. However, we complied with the disclosure-only provisions of SFAS 123. “Note A—Summary of Significant Accounting Policies” summarizes this information as disclosed in the prior year on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123.

The following tables summarize our activities in stock option plans for the years ended May 31:

	2008		2007		2006
In thousands, except per share	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price
Outstanding, beginning of year	5,241	$16.33	5,588	$16.09	5,803	$15.48
Granted	1,849	21.34	799	18.15	762	17.18
Exercised	(840)	15.72	(673)	14.87	(773)	12.12
Expired	(16)	18.61	(174)	20.09	(71)	19.76
Forfeited	(276)	18.99	(299)	17.85	(133)	17.32

Outstanding, end of year	5,958	17.84	5,241	16.33	5,588	16.09

Exercisable at end of year	2,714	15.37	2,680	14.81	2,702	14.33

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2008
Outstanding	5,958	6.47	$15,116
Exercisable	2,714	4.34	12,474

May 31, 2007
Outstanding	5,241	6.02	25,078
Exercisable	2,680	4.52	16,907

May 31, 2006
Outstanding	5,588	6.32	10,146
Exercisable	2,702	4.63	8,891

During fiscal 2008, the total intrinsic value of stock options exercised was $6,241,000. The total amount of cash received from employees exercising stock options was $13,171,000 during fiscal 2008, and the related net tax benefit realized from the exercise of these stock options was $2,035,000 during the same period.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2008:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	2,561	$4.28
Granted	1,849	6.24
Vested	(874)	3.93
Forfeited	(292)	4.73

Non-vested, end of year	3,244	$5.44

At May 31, 2008, total unrecognized compensation cost related to non-vested non-qualified stock option awards was $12,853,000, which will be expensed over the next five fiscal years.

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

To secure access to a facility used to regenerate acid used in certain steel processing locations, we have entered into unconditional purchase obligations with a third party under which three of our steel processing facilities deliver their spent acid for processing annually through fiscal 2019. In addition, we are required to pay for freight and utilities used in regenerating the spent acid. Total net payments to this third party were $5,359,000, $5,048,000, and $5,391,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The aggregate amount of required future payments at May 31, 2008, is as follows (in thousands):

2009	$2,367
2010	2,367
2011	2,367
2012	2,367
2013	2,367
Thereafter	14,202

Total	$26,037

We may terminate the unconditional purchase obligations by purchasing this facility. At May 31, 2008, the cost of this purchase option was not expected to exceed certain debt of the supplier related to the facility, which was approximately $10,600,000.

Note H – Segment Data

Our operations include three reportable segments: Steel Processing, Metal Framing and Pressure Cylinders. Factors used to identify these segments include the products and services provided by each segment as well as the management reporting structure used. A discussion of each segment is outlined below.

Steel Processing:    The Steel Processing segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, Inc. (“PSM”). Worthington Steel is an intermediate processor of flat-rolled steel. This segment’s processing capabilities include pickling; slitting; cold reducing; hot-dipped galvanizing; hydrogen annealing; cutting-to-length; tension leveling; edging; non-metallic coating, including dry lubrication, acrylic and paint; configured blanking; and stamping. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container and aerospace markets.

Metal Framing:     The Metal Framing segment consists of the Dietrich Metal Framing business unit, which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States and Canada. Dietrich’s customers primarily consist of wholesale distributors, commercial and residential building contractors, and mass merchandisers.

Pressure Cylinders:    The Pressure Cylinders segment consists of the Worthington Cylinders business unit. Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders; high-pressure and industrial/specialty gas cylinders; airbrake tanks; and certain consumer products. The LPG cylinders are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts, hand held torches, propane-fueled camping equipment and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. High-pressure and industrial/specialty gas cylinders are containers for gases used in the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer manufacturers, and non-refillable cylinders for “Balloon Time®” helium kits.

Other:    Included in the Other category are segments that do not fit into the reportable segments, and are immaterial for purposes of separate disclosure, and other corporate related entities. These operating segments are: Automotive Body Panels, Construction Services and Steel Packaging. Each of these segments is explained in more detail below.

Automotive Body Panels:     This segment consists of the Gerstenslager business unit which provides services including stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers primarily in the automotive industry.

Construction Services:    This segment consists of Worthington Integrated Building Systems, LLC, which includes Worthington Mid-Rise Construction, Inc., which designs and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; Worthington Military Construction, Inc., which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military; and a 36 unit mid-rise light-gauge steel framed apartment project in China entered into primarily for research and development purposes.

Steel Packaging:    This segment consists of Worthington Steelpac Systems, LLC (“Steelpac”) which designs and manufactures reusable custom platforms, racks, and pallets made of steel for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles.

The accounting policies of the operating segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate segment performance based on operating income. Inter-segment sales are not material.

Summarized financial information for our reportable segments as of, and for, the indicated years ended May 31, is shown in the following table.

In thousands	2008	2007	2006
Net sales
Steel Processing	$1,463,202	$1,460,665	$1,486,165
Metal Framing	788,788	771,406	796,272
Pressure Cylinders	578,808	544,826	461,875
Other	236,363	194,911	152,867

Total	$3,067,161	$2,971,808	$2,897,179

Operating income (loss)
Steel Processing	$55,799	$55,382	$61,765
Metal Framing	(16,215)	(9,159)	46,735
Pressure Cylinders	70,004	84,649	49,275
Other	(3,554)	(1,727)	(171)

Total	$106,034	$129,145	$157,604

Depreciation and amortization
Steel Processing	$26,779	$25,662	$22,898
Metal Framing	16,907	16,628	16,231
Pressure Cylinders	10,454	9,858	10,853
Other	9,273	9,321	9,134

Total	$63,413	$61,469	$59,116

Total assets
Steel Processing	$942,885	$815,070	$812,024
Metal Framing	527,446	476,100	498,409
Pressure Cylinders	437,159	357,696	277,300
Other	80,541	165,316	312,664

Total	$1,988,031	$1,814,182	$1,900,397

Capital expenditures
Steel Processing	$7,157	$14,030	$14,303
Metal Framing	6,770	15,657	19,700
Pressure Cylinders	16,540	14,068	7,916
Other	17,053	13,936	18,209

Total	$47,520	$57,691	$60,128

Net sales by geographic region for the years ended May 31 are shown in the following table:

In thousands	2008	2007	2006
United States	$2,786,679	$2,719,240	$2,714,813
Canada	74,623	60,340	44,288
Europe	205,859	192,228	138,078

Total	$3,067,161	$2,971,808	$2,897,179

Net fixed assets by geographic region as of May 31 are shown in the following table:

In thousands	2008	2007	2006
United States	$505,988	$528,181	$513,915
Canada	8,025	8,995	8,713
Europe	35,931	27,089	24,276

Total	$549,944	$564,265	$546,904

Note I – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2008, fiscal 2007 and fiscal 2006 totaled $25,962,000, $34,915,000, and $30,503,000. Purchases from affiliated companies for fiscal 2008, fiscal 2007 and fiscal 2006 totaled $10,680,000, $6,394,000, and $9,063,000. Accounts receivable from affiliated companies were $5,107,000 and $2,019,000 at May 31, 2008 and 2007. Accounts payable to affiliated companies were $136,000 and $1,349,000 at May 31, 2008 and 2007.

Note J – Investments in Unconsolidated Affiliates

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2008, these equity investments, and the percentage interest owned, consisted of: WAVE (50%), TWB (45%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), Viking & Worthington Steel Enterprise, LLC (49%), Accelerated Building Technologies, LLC (50%), Serviacero Planos S.A. de C.V. (50%), Canessa Worthington Slovakia s.r.o. (49%), and LEFCO Worthington, LLC (49%).

On March 1, 2008, our joint venture, TWB acquired ThyssenKrupp Tailored Blanks S.A. de C.V., the Mexican laser welding subsidiary of ThyssenKrupp Steel North America, Inc. (“ThyssenKrupp”), to expand TWB’s presence in Mexico. The acquisition was made through a contribution of capital by ThyssenKrupp, and as a result, ThyssenKrupp owns 55% of TWB, and Worthington owns 45%. This resulted in a dilution gain of $1,944,000 (net of taxes of $1,031,000) and was recorded as additional paid-in capital.

On October 25, 2007, we acquired a 49% interest in crate and pallet maker LEFCO Industries, LLC, a minority business enterprise. The resulting joint venture, called LEFCO Worthington, LLC, will manufactures steel rack systems for the automotive and trucking industries, in addition to continuing LEFCO’s existing products.

On September 25, 2007, a steel processing joint venture was formed with The Magnetto Group to construct and operate a Class One steel processing facility in Slovakia. Our investment in the joint venture was $4,254,000. This 49%-owned joint venture is known as Canessa Worthington Slovakia s.r.o. and services customers throughout central Europe.

On September 17, 2007, Worthington acquired a 50% interest in Serviacero Planos in central Mexico. This joint venture is known as Serviacero Planos, S.A de C.V. The purchase price of the investment was $41,767,000. The investment exceeded the book value of the underlying equity in net assets by $22,258,000. Of this excess amount, $12,828,000 was allocated based on the fair value of those underlying net assets and will be amortized to equity in net income of unconsolidated affiliates over the remaining useful lives of those assets, with the remainder of $9,430,000 allocated to goodwill.

We received distributions from unconsolidated affiliates totaling $58,920,000, $131,723,000 and $57,040,000 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Financial information for affiliated companies accounted for using the equity method as of, and for the years ended, May 31, was as follows:

In thousands	2008	2007	2006
Cash	$79,538	$64,190	$93,877
Other current assets	225,469	154,797	163,718
Noncurrent assets	194,169	102,261	109,841

Current maturities of long-term debt	$-	$3,158	$3,158
Other current liabilities	124,258	78,281	81,176
Long-term debt	101,411	124,214	37,813
Other noncurrent liabilities	34,394	7,228	6,049

Net sales	$745,437	$652,178	$810,271
Gross margin	206,927	183,603	188,109
Depreciation and amortization	13,056	14,164	18,479
Interest expense	7,575	3,701	3,346
Income tax expense	8,974	6,674	18,318
Net earnings	134,925	124,456	108,672

Our share of undistributed earnings of unconsolidated affiliates was $7,350,000 at May 31, 2008.

On June 2, 2008, Worthington made an additional capital contribution of $392,000 to Viking & Worthington Steel Enterprise, LLC. The other member in the joint venture did not make its contribution as required by the operating agreement. As a result, Worthington became the majority owner of the joint venture, and the joint venture will be consolidated in Worthington’s financial statements starting in fiscal 2009.

Note K – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

In thousands, except per share	2008	2007	2006
Numerator (basic & diluted):
Net earnings – income available to common shareholders	$107,077	$113,905	$145,990

Denominator:
Denominator for basic earnings per share – weighted average shares	81,232	86,351	88,288
Effect of dilutive securities	666	651	688

Denominator for diluted earnings per share – adjusted weighted average shares	81,898	87,002	88,976

Earnings per share – basic	$1.32	$1.32	$1.65
Earnings per share – diluted	1.31	1.31	1.64

Stock options covering 1,346,625, 1,818,813, and 2,137,798 common shares for fiscal 2008, fiscal 2007 and fiscal 2006 have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

Note L – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $14,188,000, $13,926,000 and $12,637,000 in fiscal 2008, fiscal 2007 and fiscal 2006. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2008, are as follows:

In thousands
2009	$10,753
2010	9,804
2011	8,016
2012	6,349
2013	6,022
Thereafter	6,903

Total	$47,847

Note M – Sale of Accounts Receivable

We maintain a $100,000,000 revolving trade accounts receivable securitization facility which expires in January 2011. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to independent third parties. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. Facility fees of $341,000, $580,000, and $103,000 were incurred during fiscal 2008, fiscal 2007 and fiscal 2006, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable. No servicing asset or liability has been recognized, as our cost to service the accounts receivable is expected to approximate the servicing income.

As of May 31, 2008, $100,000,000 of undivided ownership interests in this pool of accounts receivable had been sold. The proceeds from the sale are reflected as a reduction of accounts receivable on the consolidated balance sheets and in net cash provided by operating activities in the consolidated statements of cash flows.

Note N – Restructuring Charges

During fiscal 2008, the Company initiated a transformational effort (the “Transformation Plan”) with the goal of improving the operational and financial performance of the Company. As part of the Transformation Plan, we reviewed our businesses and established clear profitability goals and objectives for each of them. These goals and objectives include initiatives to reduce our cost structure through a combination of facility closures, productivity improvements and headcount reductions. The Transformation Plan also includes searching for new growth opportunities, increasing efficiencies at production and administrative offices, and improving the management of our supply chain. This Transformation Plan will continue into fiscal 2009.

Under the Transformation Plan, a total of $18,111,000 was incurred in fiscal 2008, and has been recorded as restructuring charges in the consolidated statements of earnings. The details of these charges are explained in more detail below.

On September 25, 2007, the closure or downsizing of five locations in our Metal Framing segment was announced. The affected facilities were: the closure of East Chicago, Indiana; Rock Hill, South Carolina; Goodyear, Arizona; and Wildwood, Florida; and the downsizing of operations in Montreal, Canada. In addition, it was announced that the Metal Framing corporate offices will be moved from Pittsburgh, Pennsylvania, to Columbus, Ohio. As of May 31, 2008, the closure and downsizing process is complete, except for the corporate offices, which will occur in fiscal 2009. The Rock Hill facility will continue to operate as a steel processing operation and produce product for one of our joint ventures. Annual net sales generated by the closed operations totaled approximately $125,000,000, the majority of which are expected to be absorbed into nearby Metal Framing locations. As a result of this initiative, we expect to record $12,700,000 in restructuring charges including: $5,100,000 representing severance, benefits and personnel-related costs for approximately 165 employees; $2,400,000 representing lease termination and facility-related costs; and $5,200,000 for accelerated depreciation on assets to be disposed of as the facilities close. As of May 31, 2008, $8,097,000 of these costs had been recognized with the remainder of $4,603,000 to occur during the first half of fiscal 2009.

Through a combination of voluntary retirement and severance packages, we reduced our headcount by an additional 63 employees. As of May 31, 2008, $4,362,000 of these costs had been recognized in restructuring charges.

To assist in the development and implementation of the Transformation Plan, we retained a major consulting firm and incurred $6,013,000 in professional fees, which have been recorded in restructuring charges for fiscal 2008. We expect to incur an additional $13,400,000 through fiscal 2009.

In addition to the above charges, a credit of $361,000 related to the adjustment of a prior year restructuring liability was recorded to restructuring charges during fiscal 2008. The restructuring charges for fiscal 2008 are summarized as follows:

In thousands	Beginning Liability	Expense	Payments	Adjustments	Ending Liability
Early retirement and severance	$-	$6,221	$(5,078)	$-	$1,143
Other costs	535	6,721	(5,616)	70	1,710

	$535	12,942	$(10,694)	$70	$2,853

Non-cash charges		5,169

Total		$18,111

Cash expenditures of $10,694,000, associated with implementing the Transformation Plan, were paid during fiscal 2008, with the remainder to be paid during fiscal 2009. Certain cash payments associated with lease terminations may be paid over the remaining lease terms.

Note O – Goodwill and Other Intangibles

We use the purchase method of accounting for any business combinations initiated after June 30, 2002, and recognize amortizable intangible assets separately from goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The annual impairment test was performed during the fourth quarters of fiscal 2008 and fiscal 2007, and no goodwill was written off as a result. We have no intangibles with indefinite lives other than goodwill.

Goodwill by segment is summarized as follows at May 31:

In thousands	2008	2007
Metal Framing	$97,316	$97,176
Pressure Cylinders	79,507	75,564
Other	6,700	6,701

Total	$183,523	$179,441

The change in goodwill is primarily due to foreign currency translation adjustments.

Other amortizable intangible assets are summarized as follows at May 31:

	2008		2007
In thousands	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$11,364	$6,217	$11,518	$5,218
Customer relationships	12,258	4,534	11,738	3,810
Non compete agreement	1,520	681	1,520	301

Total	$25,142	$11,432	$24,776	$9,329

The increase in other amortizable intangible assets is due to the Wolfedale acquisition. Amortization expense was $2,258,000, $1,991,000, and $2,348,000 for fiscal 2008, fiscal 2007 and fiscal 2006. These intangible assets are amortized on the straight-line method over their estimated useful lives, which range from 2 to 15 years.

Estimated amortization expense for these intangibles for the next five fiscal years is as follows:

In thousands
2009	$2,283
2010	2,045
2011	1,682
2012	1,584
2013	1,584

Note P – Guarantees and Warranties

As of May 31, 2008, we had guarantees totaling $27,628,000 related to residual value guarantees for certain aircraft leases and for purchases by one of our unconsolidated joint ventures and a subsidiary.

We have established reserves for anticipated sales returns and allowances including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at May 31, 2008 and 2007.

Note Q – Acquisitions

On August 16, 2006, we purchased 100% of the capital stock of PSM for $31,727,000, net of cash acquired. PSM is a specialty stainless steel processor located in Los Angeles, California, and is included in our Steel Processing segment. The purchase price is subject to change due to targeted earn-outs of up to $8,500,000 through August 2009. The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and included the accrual of $4,784,000 of the earn-out as it was deemed to be probable of payment and the fair value of the identifiable net assets exceeded the purchase price.

The allocation was as follows:

In thousands
Current assets	$15,732
Intangibles	6,920
Property, plant and equipment, net	20,400

Total assets	43,052
Current liabilities	3,968

Identifiable net assets	39,084
Earnout liability	4,784

Total purchase price	34,300
Less: cash acquired	(2,573)

Purchase price, net of cash	$31,727

Of the $2,000,000 related to the first earn-out period ended August 31, 2007, we made a $1,100,000 payment, reducing the future targeted earn-outs to $6,500,000 as of May 31, 2008

Pro forma results, including the acquired businesses described above since the beginning of the fiscal year of their respective acquisition, would not be materially different than actual results.

On June 2, 2008, Worthington purchased substantially all of the assets of the Sharon Companies Ltd. business (“Sharon Stairs”) for $37,000,000, net of cash acquired. Sharon Stairs designs and manufactures steel egress stair systems for the commercial construction market, and operates one manufacturing facility in Akron, Ohio. It will operate as part of Worthington Integrated Building Systems, LLC.

Note R – Business Interruption

On January 5, 2008, Severstal North America, Inc. (“Severstal”) incurred a furnace outage. Severstal is a primary steel supplier to, and a minority partner in, our Spartan Steel Coating, LLC joint venture. Severstal is also a steel supplier to some of our other Steel Processing locations and to our Pressure Cylinders segment. Business interruption losses have been and will continue to be incurred in the form of lost sales and added costs for material, freight, scrap, and other items. We expect that our business interruption insurance will cover a substantial portion of these losses, and that the negative net impact to operating income, after insurance, will not exceed $1,000,000. The majority of the expected losses were incurred during the fourth quarter of fiscal 2008, but some will continue through the end of calendar year 2008. For our financial statement reporting, losses will be netted against insurance proceeds, as they are determined to be directly related to the insurable event and recovery from the insurance company is probable and estimable.

Note S – Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for fiscal 2008 and fiscal 2007:

In thousands, except per share	Three Months Ended
Fiscal 2008	August 31	November 30	February 29	May 31
Net sales	$758,955	$713,664	$725,667	$868,875
Gross margin	78,785	70,010	75,727	131,225
Net earnings	20,168	14,740	18,302	53,867

Earnings per share - basic	$0.24	$0.18	$0.23	$0.68
Earnings per share - diluted	0.24	0.18	0.23	0.68

Fiscal 2007	August 31	November 30	February 28	May 31
Net sales	$778,720	$729,262	$677,250	$786,576
Gross margin	121,351	84,098	56,319	99,864
Net earnings	43,227	26,945	5,510	38,223

Earnings per share - basic	$0.49	$0.31	$0.07	$0.45
Earnings per share - diluted	0.48	0.31	0.06	0.45

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Results for the fourth quarter of fiscal 2008 (ended May 31, 2008), were negatively impacted by $4,894,000 of restructuring expense or $0.04 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing segment and professional fees in the Other category. To maintain consistency in the treatment of these professional fees certain professional fees totaling $3,300,000 reported in the previous three quarters in selling, general and administrative expense have been reclassified to restructuring charges in those quarters.

Results for the third quarter of fiscal 2008 (ended February 29, 2008), were negatively impacted by $4,179,000 of restructuring expense or $0.03 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing segment and professional fees in the Other category.

Results for the second quarter of fiscal 2008 (ended November 30, 2007), were negatively impacted by $4,602,000 of restructuring expense or $0.04 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing segment and professional fees in the Other category.

Results for the first quarter of fiscal 2008 (ended August 31, 2007), were negatively impacted by $4,436,000 of restructuring expense or $0.04 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing segment and professional fees in the Other category.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description	Balance at Beginning of Period	Additions		Deductions – Describe	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts – Describe

Year Ended May 31, 2008: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,641,000	1,496,000	127,000 (A)	415,000 (B)	$4,849,000

Year Ended May 31, 2007: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,964,000	399,000	1,000 (A)	1,723,000 (B)	$3,641,000

Year Ended May 31, 2006: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$11,225,000	830,000	193,000 (A)	7,284,000 (B)	$4,964,000

Note A – Miscellaneous amounts.

Note B – Uncollectable accounts charged to the allowance and a favorable bankruptcy settlement of $5,515,000 during the year ended May 31, 2006.

Item 9. — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. — Controls and Procedures

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2008). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We implemented a new enterprise resource planning system to enhance automation of manufacturing processes at six of our Steel Processing plants with a plan to upgrade all of our Steel Processing locations. The new computer system automates certain control functions related to key manufacturing processes, such as inventory management.

There were no other changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of May 31, 2008. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Attestation Report of Independent Registered Public Accounting Firm.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2008, and our report dated July 30, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2008

Item 9B. — Other Information

Resignation of John S. Christie as a Director and Other Changes in the Composition of the Board of Directors of Worthington Industries, Inc.

On July 25, 2008, John S. Christie, who serves in the class of directors of the Company whose terms will expire at the 2008 Annual Meeting of Shareholders, notified the Company that he intended to resign as a director effective July 31, 2008. As previously disclosed in the Company's Current Report on Form 8-K filed on May 5, 2008, Mr. Christie previously notified the Company on May 2, 2008, that he wished to retire as President and Chief Financial Officer of the Company effective July 31, 2008. The Company's Board of Directors determined that they would accept his resignation from the Board at the time of his retirement with the Company on July 31, 2008.

To make the number of directors in each class equal, effective as of August 1, 2008, the directorship of Carl A. Nelson, Jr. shall be changed from a director in the class of directors whose term ends at the Annual Meeting of Shareholders in 2009 to a director in the class of directors whose term ends in 2008 to fill the vacancy created by Mr. Christie's resignation. The Board has also taken action to reduce the size of the Board from ten to nine directors, with three directors in each class, effective upon Mr. Nelson's change in class.

Entry into Indemnification Agreements with Directors and Executive Officers

In order to further ensure that the indemnification protections afforded under Ohio General Corporation Law and the Code of Regulations of Worthington Industries, Inc. (“Worthington Industries”) to directors and executive officers of Worthington Industries remain available, on July 25, 2008, Worthington Industries entered into indemnification agreements (the “Indemnification Agreements”) with each of Worthington Industries’ directors and executive officers (each, an “Indemnitee”). The Indemnification Agreements generally require Worthington Industries to hold harmless and indemnify an Indemnitee, to the greatest extent permitted by Ohio law, against specified expenses and liabilities that may arise in connection with a proceeding by reason of the Indemnitee’s status or service as a director and/or officer of Worthington Industries, if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of Worthington Industries and, with respect to any criminal proceeding, the Indemnitee had no reasonable cause to believe the Indemnitee’s conduct was unlawful. The Indemnification Agreements also require Worthington Industries to advance expenses to an Indemnitee prior to the final disposition of a proceeding if specified conditions are satisfied. The Indemnification Agreements provide procedures for determining an Indemnitee’s entitlement to indemnification and specify certain remedies for the Indemnitee relating to indemnification and advancement of expenses.

Worthington Industries is not obligated to make any payment to an Indemnitee under an Indemnification Agreement (a) if and to the extent that the Indemnitee has actually received payment under any insurance policy, any contract, the Amended Articles of Incorporation or Code of Regulations of Worthington Industries or otherwise of amounts otherwise payable under the Indemnification Agreement; (b) for expenses and other liabilities arising from the purchase and sale by the Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended; (c) if such payment is prohibited by applicable law; (d) with respect to any claim brought or made by the Indemnitee in a proceeding, unless (i) the bringing or making of the claim was approved or ratified by Worthington Industries’ Board of Directors or joined by Worthington Industries or (ii) the claim is brought or made by the Indemnitee following a change in control (as defined in the Indemnification Agreement) in order to enforce a right of the Indemnitee to receive indemnification; or (e) for expenses and other liabilities arising from a proceeding in which the court finds the Indemnitee’s actions to be knowingly fraudulent, deliberately dishonest or willful misconduct, except to the extent such indemnity is otherwise permitted by applicable law.

The Indemnification Agreements do not exclude any other rights to indemnification or advancement of expenses to which an Indemnitee may be entitled under the Amended Articles of Incorporation or Code of Regulations of Worthington Industries, applicable law (including Ohio General Corporation Law), any insurance policy, any contract or otherwise.

The foregoing summary is qualified in its entirety by reference to the full text of the Indemnification Agreements. Each of the Indemnification Agreements with the directors of Worthington Industries is identical in all material respects to the form of indemnification agreement for directors that is filed with this Annual Report on Form 10-K as Exhibit [10.32] and incorporated herein by reference. Each of the Indemnification Agreements with the executive officers of Worthington Industries is identical in all material respects to the form of indemnification agreement for executive officers that is filed with this Annual Report on Form 10-K as Exhibit [10.33] and incorporated herein by reference.

The following are the directors and executive officers of Worthington Industries who entered into Indemnification Agreements with Worthington Industries on July 25, 2008:

John P. McConnell	—	Chairman of the Board and Chief Executive Officer

John S. Christie	—	President and Chief Financial Officer

George P. Stoe	—	Executive Vice President and Chief Operating Officer

Dale T. Brinkman	—	Vice President-Administration, General Counsel and Secretary

Harry A. Goussetis	—	President, Worthington Cylinder Corporation

Lester V. Hess	—	Treasurer

John E. Roberts	—	President, Dietrich Industries, Inc.

Ralph V. Roberts	—	Senior Vice President – Marketing; President, Worthington Integrated Building Systems, LLC

Mark A. Russell	—	President, The Worthington Steel Company

Richard G. Welch	—	Controller

Virgil L. Winland	—	Senior Vice President – Manufacturing

John B. Blystone	—	Director

William S. Dietrich, II	—	Director

Michael J. Endres	—	Director

Peter Karmanos, Jr.	—	Director

John R. Kasich	—	Director

Carl A. Nelson, Jr.	—	Director

Sidney A. Ribeau	—	Director

Mary Schiavo	—	Director

PART III

Item 10. — Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 24, 2008 (the “2008 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2008 Annual Meeting (“Worthington Industries’ Definitive 2008 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2008 (the fiscal year ended May 31, 2008).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2008 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2008 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders held on September 26, 2007.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2008 Proxy Statement.

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

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors of Worthington Industries has adopted a Code of Conduct covering the directors, officers and employees of Worthington Industries and its subsidiaries, including Worthington

Industries’ Chairman of the Board and Chief Executive Officer (the principal executive officer), Worthington Industries’ President and Chief Financial Officer (the principal financial officer) and Worthington Industries’ Controller (the principal accounting officer). The Registrant will disclose the following events, if they occur, in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of Worthington Industries’ Code of Conduct that (i) applies to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Worthington Industries will disclose any waivers from the provisions of the Code of Conduct granted to a director or executive officer of Worthington Industries in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the “Investor Relations” section of Worthington Industries’ web site located at www.worthingtonindustries.com. Interested persons and shareholders of Worthington Industries may also obtain copies of each of these documents, without charge, by writing to the Investor Relations Department of Worthington Industries at Worthington Industries, Inc., 200 Old Wilson Bridge Road, Columbus, Ohio 43085, Attention: Allison M. Sanders. In addition, a copy of the Code of Conduct was filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Item 11. — Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2008 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2008 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Worthington Industries’ Definitive 2008 Proxy Statement.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2008 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2008 Proxy Statement.

Item 13. — Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2008 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Director Independence” in Worthington Industries’ Definitive 2008 Proxy Statement.

Item 14. — Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15. — Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2008 and 2007

Consolidated Statements of Earnings for the fiscal years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the fiscal years ended May 31, 2008, 2007 and

    2006

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2008, 2007 and 2006

(2)	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required or the required information has been presented in the aforementioned consolidated financial statements or notes thereto.

(3)	Listing of Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated in this Annual Report on Form 10-K by reference as noted in the “Index to Exhibits.” The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K or incorporated in this Annual Report on Form 10-K by reference.

(b)

Exhibits:    The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated in this Annual Report on Form 10-K by reference as noted in the “Index to Exhibits.”

(c)	Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above is filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2008	By:	/s/ John P. McConnell
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	July 30, 2008	Director, Chairman of the Board and Chief Executive Officer

/s/ John S. Christie John S. Christie	July 30, 2008	Director, President and Chief Financial Officer

/s/ Richard G. Welch Richard G. Welch	July 30, 2008	Controller (Principal Accounting Officer)

* John B. Blystone	*	Director

* William S. Dietrich, II	*	Director

* Michael J. Endres	*	Director

* Peter Karmanos, Jr.	*	Director

* John R. Kasich	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report as exhibits.

*By:	/s/ John P. McConnell	Date: July 30, 2008
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with Ohio Secretary of State on October 13, 1998

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

4.1

Form of Indenture, dated as of May 15, 1996, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee, relating to up to $450,000,000 of debt securities. [NOTE: Effective November 15, 2006, U.S. Bank National Association succeeded The Bank of New York Trust Company, N.A. (formerly known as Bank of New York) as successor Trustee; which in turn was successor Trustee to J.P. Morgan Trust Company, National Association; which in turn was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association].

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

4.3

Second Supplemental Indenture, dated as of December 12, 1997, between Worthington Industries, Inc. and PNC Bank, Ohio, National Association, as Trustee. [NOTE: Effective November 15, 2006, U.S. Bank National Association succeeded The Bank of New York Trust Company, N.A. (formerly known as Bank of New York) as successor Trustee; which in turn was successor Trustee to J.P. Morgan Trust Company, National Association; which in turn was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

Incorporated herein by reference to Exhibit 4(g) to the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

4.4

Third Supplemental Indenture, dated as of October 13, 1998, among Worthington Industries, Inc., a Delaware corporation, Worthington Industries, Inc., an Ohio corporation, and PNC Bank, National Association, as Trustee. [NOTE: Effective November 15, 2006, U.S. Bank National Association succeeded The Bank of New York Trust Company, N.A. (formerly known as Bank of New York) as successor Trustee; which in turn was successor Trustee to J.P. Morgan Trust Company, National Association; which in turn was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

Incorporated herein by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

4.5

Fourth Supplemental Indenture, dated as of May 10, 2002, between Worthington Industries, Inc. and J.P. Morgan Trust Company, National Association, as successor Trustee [Note: Effective November 15, 2006, U.S. Bank National Association succeeded The Bank of New York Trust Company, N.A. (formerly known as Bank of New York) as successor Trustee; which in turn was successor Trustee to J.P. Morgan Trust Company, National Association; which in turn was successor Trustee to Chase Manhattan Trust Company, National Association; which in turn was successor Trustee to PNC Bank, National Association, formerly known as PNC Bank, Ohio, National Association]

Incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (SEC File No. 1-8399)

4.6	Tri-Party Agreement, dated as of October 30, 2006, among The Bank of New York Trust Company, N.A., U. S. Bank National Association and Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7

$435,000,000 Second Amended and Restated Revolving Credit Agreement, dated as of September 29, 2005, among Worthington Industries, Inc., as Borrower; the Lenders party thereto; PNC Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent; and The Bank of Nova Scotia, as Syndication Agent and Sole Bookrunner; with The Bank of Nova Scotia and PNC Capital Markets, Inc. serving as Joint Lead Arrangers, and U.S. Bank National Association, Wachovia Bank, National Association and Comerica Bank serving as Co-Documentation Agents

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2005 and filed with the SEC on the same date (SEC File No. 1-8399)

4.8

First Amendment to Credit Agreement, dated as of May 6, 2008, among Worthington Industries, Inc., as Borrower; the Lenders party thereto; and PNC Bank, National Association, as Administrative Agent for the Lenders

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 8, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

4.9

Note Purchase Agreement, dated December 17, 2004, between Worthington Industries, Inc. and Allstate Life Insurance Company, Connecticut General Life Insurance Company, United of Omaha Life Insurance Company and Principal Life Insurance Company

Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.10	Form of Floating Rate Senior Note due December 17, 2014	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.11

First Amendment to Note Purchase Agreement, dated as of December 19, 2006, between Worthington Industries, Inc. and the purchasers named therein regarding the Note Purchase Agreement, dated as of December 17, 2004, and the $100,000,000 Floating Rate Senior Notes due December 17, 2014

Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006 (SEC File No. 1-8399)

4.12	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (SEC File No. 1-8399)

10.3	Amendment No. 1 to the Worthington Industries, Inc. 2005 Non-Qualified Deferred Compensation Plan, executed as of November 17, 2005 and effective as of January 1, 2005*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 17, 2005 and filed with the SEC on November 18, 2005 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. 2005 Deferred Compensation Plan for Directors*	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 (SEC File No. 1-8399)

10.6	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

10.7	Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals most recently approved by shareholders on September 25, 2003) *	Incorporated herein by reference to Exhibit 10(e) to Worthington Delaware’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (SEC File No. 0-4016)

10.8	Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.9	Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (reflects amendments through September 25, 2003)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10.10

Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors from and after September 25, 2003*

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.11	Worthington Industries, Inc. 2003 Stock Option Plan (as approved by shareholders on September 25, 2003)*	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 (SEC File No. 1-8399)

10.12	Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.13	Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors*	Incorporated herein by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2006 (SEC Registration No. 333-137614)

10.14

Form of Nonqualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of nonqualified stock options to non-

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of nonqualified stock options to non-employee directors of Worthington Industries, Inc.*

10.15

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock on September 27, 2006 to non-employee directors of Worthington Industries, Inc. and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.16

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.17

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.18

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.19

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.20

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Filed herewith.

10.21	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.22	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.23	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.24	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (SEC File No. 1-8399)

10.25	Form of Letter Evidencing Cash Performance Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.26

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for 3-Year Period Ending May 31, 2009*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.27	Form of Letter Evidencing Cash Performance Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for Six-Month Performance Period Ended May 31, 2008*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 30, 2007 and filed with the SEC on the same date (SEC File No. 1-8399)

10.28

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan – Targets for 3-Year Period Ending May 31, 2010*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2007 and filed with the SEC on the same date (SEC File No. 1-8399)

10.29	Settlement and Release Agreement between Edmund L. Ponko, Jr. (executed on June 19, 2007) and Dietrich Industries, Inc. (executed on June 18, 2007)*	Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (SEC File No. 1-8399)

10.30	Summary of Annual Base Salaries of Named Executive Officers of Worthington Industries, Inc., effective as of June 29, 2008*	Filed herewith

10.31	Summary of arrangement with John S. Christie, the Registrant’s President and Chief Financial Officer, who will be taking early retirement effective July 31, 2008*

Incorporated herein by reference to the discussion in “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of the Current Report on Form 8-K dated May 5, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.32	Form of Indemnification Agreement entered into on July 25, 2008 between Worthington Industries, Inc. and each director of Worthington Industries, Inc.	Filed herewith

10.33	Form of Indemnification Agreement entered into on July 25, 2008 between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.	Filed herewith

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005	Filed herewith

*	Indicates management contract or compensatory plan or arrangement