Form 10-Q
period 2008-08-31
WORTHINGTON INDUSTRIES INC
filed 2008-10-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

As of September 30, 2008, 78,822,841 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. –Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

—	future or expected growth, growth opportunities, performance, sales, operating results and earnings per share;
—	projected capacity and working capital needs;
—	pricing trends for raw materials and finished goods and the impact of pricing changes;
—	anticipated capital expenditures and asset sales;
—	projected timing, results, costs, charges and expenditures related to acquisitions or to facility startups, dispositions, shutdowns and consolidations;
—	new products, services and markets;
—	expectations for Company and customer inventories, jobs and orders;
—	expectations for the economy and markets;
—	expected benefits from turnaround plans, plant closings, cost reduction efforts and other initiatives;
—	expectations for improvements in efficiencies or the supply chain;
—	expectations for improving margins and increasing shareholder value;
—	effects of judicial rulings; and other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

—	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
—	product demand and pricing;
—	changes in product mix, product substitution and market acceptance of the Company’s products;
—	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of consolidation and other changes within the steel, automotive, construction and related industries;
—	failure to maintain appropriate levels of inventories;
—	the ability to realize targeted expense reductions such as head count reductions, facility closures and other expense reductions;
—	the ability to realize other cost savings and operational efficiencies and improvements on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies therefrom;
—	capacity levels and efficiencies within facilities and within the industry as a whole;
—	financial difficulties (including bankruptcy filings) of customers, suppliers, joint venture partners, financial institutions and others with whom the Company does business;
—

the effect of disruptions in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

—	changes in customer inventories, spending patterns, product choices, and supplier choices;
—	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposures;
—	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
—	adverse claims experience with respect to workers compensation, product recalls or liability, casualty events or other matters;
—	deviation of actual results from estimates and/or assumptions used by the Company in the application of significant accounting policies;
—	level of imports and import prices in the Company’s markets;
—	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
—

other risks described from time to time in filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. – Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	August 31, 2008	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$74,775	$73,772
Receivables, less allowances of $6,300 and $4,849 at August 31, 2008 and May 31, 2008	378,645	384,354
Inventories:
Raw materials	377,421	350,256
Work in process	137,879	123,106
Finished products	154,681	119,599

Total inventories	669,981	592,961
Assets held for sale	1,092	1,132
Deferred income taxes	18,330	17,966
Prepaid expenses and other current assets	36,154	34,785

Total current assets	1,178,977	1,104,970

Investments in unconsolidated affiliates	130,040	119,808
Goodwill	201,333	183,523
Other assets	41,560	29,786
Property, plant & equipment, net	549,747	549,944

Total assets	$2,101,657	$1,988,031

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$360,515	$356,129
Notes payable	199,568	135,450
Accrued compensation, contributions to employee benefit plans and related taxes	55,742	59,619
Dividends payable	13,400	13,487
Other accrued items	74,278	68,545
Income taxes payable	42,104	31,665

Total current liabilities	745,607	664,895

Other liabilities	48,941	49,785
Long-term debt	245,400	245,000
Deferred income taxes	99,719	100,811

Total liabilities	1,139,667	1,060,491

Minority interest	38,851	42,163
Shareholders’ equity	923,139	885,377

Total liabilities and shareholders’ equity	$2,101,657	$1,988,031

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended August 31,
	2008	2007
Net sales	$913,222	$758,955
Cost of goods sold	761,320	680,170

Gross margin	151,902	78,785

Selling, general and administrative expense	63,402	54,345
Restructuring charges	8,752	4,436

Operating income	79,748	20,004
Other income (expense):
Miscellaneous expense	(492)	(908)
Interest expense	(5,569)	(4,638)
Equity in net income of unconsolidated affiliates	25,010	14,985

Earnings before income taxes	98,697	29,443
Income tax expense	30,073	9,275

Net earnings	$68,624	$20,168

Average common shares outstanding - basic	79,017	84,063

Earnings per share - basic	$0.87	$0.24

Average common shares outstanding - diluted	79,498	85,001

Earnings per share - diluted	$0.86	$0.24

Common shares outstanding at end of period	78,785	81,034

Cash dividends declared per share	$0.17	$0.17

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended August 31,
	2008	2007
Operating activities
Net earnings	$68,624	$20,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,368	15,486
Provision for deferred income taxes	744	1,747
Equity in net income of unconsolidated affiliates, net of distributions	(10,510)	(285)
Minority interest in net income of consolidated subsidiaries	654	1,998
Net (gain) loss on assets	(142)	2,392
Stock-based compensation	1,284	934
Excess tax benefits - stock-based compensation	(355)	(560)
Changes in assets and liabilities:
Receivables	15,276	13,363
Inventories	(69,650)	2,703
Prepaid expenses and other current assets	(1,967)	1,718
Other assets	(1,830)	207
Accounts payable and accrued expenses	5,805	16,324
Other liabilities	(1,958)	(1,362)

Net cash provided by operating activities	22,343	74,833

Investing activities
Investment in property, plant and equipment, net	(14,784)	(16,505)
Acquisitions, net of cash acquired	(40,225)	-
Investment in unconsolidated affiliates	(288)	-
Proceeds from sale of assets	3,450	46
Sales of short-term investments	-	25,562

Net cash provided (used) by investing activities	(51,847)	9,103

Financing activities
Net proceeds from short-term borrowings	56,203	55,350
Principal payments on long-term debt	(248)	-
Proceeds from issuance of common shares	1,762	4,734
Excess tax benefits - stock-based compensation	355	560
Payments to minority interest	(1,680)	(2,400)
Repurchase of common shares	(12,402)	(87,310)
Dividends paid	(13,483)	(14,461)

Net cash provided (used) by financing activities	30,507	(43,527)

Increase in cash and cash equivalents	1,003	40,409
Cash and cash equivalents at beginning of period	73,772	38,277

Cash and cash equivalents at end of period	$74,775	$78,686

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Month Periods Ended August 31, 2008 and August 31, 2007

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we”, “our”, “Worthington” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) included in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009 (“fiscal 2009”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“fiscal 2008”) of Worthington Industries, Inc. (the “2008 Form 10-K”).

Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our consolidated financial statements.

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

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2008	2007
Net sales
Steel Processing	$459,914	$355,854
Metal Framing	232,932	198,071
Pressure Cylinders	148,399	136,598
Other	71,977	68,432

Consolidated	$913,222	$758,955

Operating income (loss)
Steel Processing	$44,397	$9,979
Metal Framing	20,959	(8,003)
Pressure Cylinders	18,654	17,965
Other	(4,262)	63

Consolidated	$79,748	$20,004

Pre-tax restructuring charges
Steel Processing	$12	$1,201
Metal Framing	1,280	882
Pressure Cylinders	7	-
Other	7,453	2,353

Consolidated	$8,752	$4,436

(in thousands)	August 31, 2008	May 31, 2008
Total assets
Steel Processing	$870,362	$942,885
Metal Framing	557,761	527,446
Pressure Cylinders	383,111	437,159
Other	290,423	80,541

Consolidated	$2,101,657	$1,988,031

NOTE C – Comprehensive Income

The components of total comprehensive income, net of tax, were as follows:

	Three Months Ended August 31,
(in thousands)	2008	2007
Net earnings	$68,624	$20,168
Foreign currency translation	(7,080)	2,130
Cash flow hedges	(1,343)	(4,003)
Other	-	(295)

Total comprehensive income	$60,201	$18,000

NOTE D – Stock-Based Compensation

We granted non-qualified stock options during July and August 2008, covering 460,750 common shares under our stock-based compensation plans. The weighted average option price of $20.18 per share was equal to the weighted average of the market prices of the underlying common shares at the grant dates. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant dates, was $5.57 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $2,079,000, which will be recognized on a straight-line basis over the five-year vesting period of the stock options. The following assumptions were used to value the stock options:

Dividend yield	3.4%
Expected term (years)	6.0
Expected volatility	35.1%
Risk-free interest rate	3.5%

The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using the historical exercise experience.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended August 31,
(in thousands)	2008	2007
Defined benefit plans:
Service cost	$231	$247
Interest cost	340	295
Expected return on plan assets	(306)	(321)
Net amortization and deferral	55	60

Net pension cost of defined benefit plans	$320	$281

No contributions will be required to fund our defined benefit pension plans in fiscal 2009.

NOTE F – Income Taxes

Income tax expense for the first three months of fiscal 2009 and fiscal 2008 reflects an estimated annual effective income tax rate of 30.5% and 31.0%, respectively. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2009 could be materially different from the forecasted rate as of the end of the first quarter of fiscal 2009.

Income tax expense for the first three months of fiscal 2009 was calculated using the estimated annual effective income tax rate for fiscal 2009. Income tax expense for the first three months of fiscal 2008 was calculated using the estimated annual effective income tax rate for fiscal 2008, including a $867,000 adjustment for additional deferred tax liabilities due to the change in Michigan tax laws and a $678,000 adjustment to reduce other estimated tax liabilities and deferred tax valuation allowances.

NOTE G – Investments in Unconsolidated Affiliates

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At August 31, 2008, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, L.L.C. (45%), Worthington Specialty Processing (50%), Aegis Metal Framing, LLC (60%), Accelerated Building Technologies, LLC (50%), Serviacero Planos S.A. de C.V. (50%), Canessa Worthington Slovakia s.r.o. (49%), and LEFCO Worthington, LLC (49%).

We received distributions from unconsolidated affiliated companies totaling $14,500,000 during the three months ended August 31, 2008. Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)	August 31, 2008	May 31, 2008
Cash	$81,505	$79,538
Other current assets	229,235	225,469
Noncurrent assets	193,254	194,169

Other current liabilities	$110,329	$124,258
Long-term debt	100,615	101,411
Other noncurrent liabilities	33,936	34,394

	Three Months Ended August 31,
(in thousands)	2008	2007
Net sales	$217,308	$161,782
Gross margin	69,885	47,373
Depreciation and amortization	3,944	3,198
Interest expense	915	2,178
Income tax expense	4,295	2,368
Net earnings	49,482	29,973

On June 2, 2008, we made an additional capital contribution of $392,000 to Viking & Worthington Steel Enterprise, LLC (“VWSE”). The other member in the joint venture did not make its contribution as required by the operating agreement. As a result, we now own 100% of VWSE, which has been fully consolidated in our financial statements for the first quarter. VWSE has closed its manufacturing operations and its business will be reorganized or shut down.

On October 1, 2008, we expanded and modified Worthington Specialty Processing (“WSP”), our joint venture with United States Steel Corporation (“U.S. Steel”). U.S. Steel contributed ProCoil Company L.L.C., its steel processing facility in Canton, Michigan and we contributed Worthington Steel Taylor, our steel processing subsidiary in Taylor, Michigan and $2,500,000 of cash. After the contributions, we own 51% and U.S. Steel owns 49% of WSP. The joint venture will continue to be accounted for using the equity method as both parties have equal voting rights.

NOTE H – Restructuring

Initial cost reduction efforts, announced in the first quarter of fiscal 2008, have grown into a broader program called the Transformation Plan. The Transformation Plan includes a focus on cost reduction, margin expansion and organizational capability improvements as well as an effort to drive excellence in three core competencies: sales, operations and supply chain management. The program is comprehensive in scope and features aggressive diagnostic and planning initiatives in the Steel Processing and Metal Framing business segments. The goal of the Transformation Plan is to increase the company’s sustainable earnings potential over the next three years.

In connection with the Transformation Plan, to date a total of $26,863,000 has been recorded as restructuring charges in the consolidated statements of earnings; $8,752,000 was incurred during the first quarter of fiscal 2009 and $18,111,000 in fiscal 2008. These charges are explained in more detail below.

On September 25, 2007, the closure or downsizing of five locations in our Metal Framing segment was announced. As of May 31, 2008, the closure and downsizing process was complete. During the first quarter of fiscal 2009, the Metal Framing corporate offices were moved from Pittsburgh and Blairsville, Pennsylvania, to Columbus, Ohio. As a result of these initiatives, we expect to record $11,300,000 in restructuring charges including: $3,700,000 representing severance, benefits and personnel-related costs; $2,400,000 representing lease termination and facility-related costs; and $5,200,000 for accelerated depreciation on assets to be disposed of as the facilities close. As of August 31, 2008, $9,377,000 of these costs had been recognized, with $1,280,000 occurring during the first quarter of fiscal 2009, and $1,923,000 to occur during the remainder of fiscal 2009.

We reduced headcount through a combination of voluntary retirement and severance packages. As of August 31, 2008, $4,476,000 of these costs had been recognized in restructuring charges, with $114,000 occurring during the first quarter of fiscal 2009.

To assist in the development and implementation of the Transformation Plan, we retained a major consulting firm and have incurred $13,371,000 in professional fees to date, which have been recorded in restructuring charges, with $7,358,000 occurring during the first quarter of fiscal 2009.

The restructuring charges for the first quarter of fiscal 2009 are summarized as follows:

In thousands	5/31/2008 Liability	Expense	Payments	Adjustments	8/31/2008 Liability
Early retirement and severance	$1,143	$910	$(496)	$-	$1,557
Other costs	1,710	7,796	(3,266)	-	6,240

	$2,853	8,706	$(3,762)	$-	$7,797

Non-cash charges		46

Total		$8,752

Cash expenditures of $3,762,000, associated with implementing the Transformation Plan, were paid during the first quarter of fiscal 2009, with the remainder to be paid during the last three quarters of fiscal 2009. Certain cash payments associated with lease terminations may be paid over the remaining lease terms.

NOTE I – Business Interruption

On January 5, 2008, Severstal North America, Inc. (“Severstal”) experienced a furnace outage. Severstal is a primary steel supplier to, and a minority partner in, our Spartan Steel Coating, LLC joint venture. They are also a steel supplier to some of our other Steel Processing locations and to our Pressure Cylinders segment. Business interruption losses have been and may continue to be incurred through the end of fiscal 2009 in the form of lost sales and added costs for material, freight, scrap, and other items. It is anticipated that we will recover all of our losses except for our deductible, which was fully recorded in the fourth quarter of fiscal 2008. During the first quarter of fiscal 2009, the net affect was a $1,231,000 loss due to the timing difference between loss recognition and recoveries recorded.

NOTE J – Acquisitions

On June 2, 2008, Worthington purchased substantially all of the assets of The Sharon Companies Ltd. business (“Sharon Stairs”) for $37,000,000. Sharon Stairs designs and manufactures steel egress stair systems for the commercial construction market, and operates one manufacturing facility in Akron, Ohio. It operates as part of Worthington Integrated Building Systems, LLC (“WIBS”). The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value allocated to the net assets.

The allocation was as follows (pending finalization of the appraisal):

In thousands
Current assets	$8,520
Intangibles	12,740
Property, plant and equipment, net	2,500

Total assets	23,760
Current liabilities	3,701
Other liabilities	19
Long-term debt	400

Identifiable net assets	19,640
Goodwill	17,360

Total purchase price	$37,000

A large factor contributing to a purchase price in excess of the fair value of identifiable assets was that the cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable per accounting rules (e.g. assembled workforce), or of immaterial value. The purchase price also included a going-concern element that represents our ability to earn a higher rate of return on a group of assets than would be expected on the separate assets as determined during the valuation process.

On July 31, 2008, our Worthington Steelpac Systems, LLC subsidiary purchased the assets of Laser Products (“Laser”) for $3,425,000. Laser is a steel rack fabricator primarily serving the auto industry with locations in North Lewisburg, Ohio and Greensburg, Indiana. The initial purchase price allocation may change based upon the final appraisal.

Pro forma results, including the acquired businesses described above since the beginning of fiscal 2009, would not be materially different than actual results.

NOTE K – Fair Value

Effective June 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities after May 31, 2008, and will be effective for our non-financial assets and liabilities after May 31, 2009. Adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial position or results of operations. Adopting SFAS 157 for our non-financial assets and liabilities is not expected to materially impact our consolidated financial position or results of operations.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with SFAS 157, we measured our commodity, interest rate, and foreign currency derivatives at fair value. We classified these as level 2 assets and liabilities for purposes of SFAS 157 as they are based upon models utilizing market observable inputs and credit risk.

At August 31, 2008, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

In thousands	Quoted Prices in Active Markets (Level 1)	Significant OtherObservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Foreign currency derivative contracts	$-	$261	$-	$261
Commodity derivative contracts	-	1,820	-	1,820

Total assets	$-	$2,081	$-	$2,081

Liabilities
Foreign currency derivative contracts	$-	$2	$-	$2
Interest rate derivative contracts	-	2,223	-	2,223

Total liabilities	$-	$2,225	$-	$2,225

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations`” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Overview

The following discussion and analysis of market and industry trends, business strategy, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“fiscal 2008”) includes additional information about our Company, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company focusing on value-added steel processing and manufactured metal products. As of August 31, 2008, excluding our joint ventures, we operated 47 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Other business segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Construction Services and Steel Packaging. We also held equity positions in 9 joint ventures, which operated 21 manufacturing facilities worldwide.

Market & Industry Overview

For the three months ended August 31, 2008, our sales breakdown by end user market is illustrated by the chart below.

Substantially all of the sales of our Metal Framing segment and the Construction Services segment, as well as approximately 20% of the sales for the Steel Processing segment, are to the construction market, both residential and non-residential. We estimate that approximately 10% of our consolidated sales, or one-fourth of our construction market sales, are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for three of our joint ventures, including our largest, WAVE. The sales of these joint ventures are not consolidated in our results; however, adding our ownership percentage of joint venture construction market sales to our reported sales would not materially change the sales breakdown in the chart.

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing segment. Approximately half of the sales of our Steel Processing segment, and substantially all of the sales of the Automotive Body Panels segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Big Three automakers”), has a considerable impact on the customers within these two segments. These segments are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the sales from two of our unconsolidated joint ventures also go to the automotive end market. These sales are not consolidated in our results; however, adding our ownership percentage of joint venture automotive market sales to our reported sales does not materially change the sales breakdown in the previous chart.

The sales of our Pressure Cylinders and Steel Packaging segments, and approximately 30% of the sales of our Steel Processing segment, are to other markets such as agricultural, appliance, leisure and recreation, distribution and transportation, HVAC, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to list the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these segments.

We use the following information to monitor our cost and major end markets:

	Three Months Ended Aug. 31,
	2008	2007	Inc / (Dec)
U.S. GDP (% growth year-over-year)	1.4%	2.4%	-1.0%
Hot Rolled Steel ($ per ton) [1]	$1,067	$522	$545
Big Three Auto Build (,000s vehicles) [2]	1,788	2,284	(496)
No. America Auto Build (,000s vehicles) [2]	3,155	3,755	(600)
Dodge Index	119	135	(16)
Framing Lumber ($ per 1,000 board ft) [3]	$272	$299	($27)
Zinc ($ per pound) [4]	$0.83	$1.57	($0.74)
Natural Gas ($ per mcf) [5]	$11.41	$6.88	$4.53
Retail Diesel Prices, All types ($ per gallon) [6]	$4.57	$2.85	$1.72

1 CRU Index; quarter average     2 CSM Autobase     3 Random Lengths; quarter average     4 LME Zinc; quarter average

5 NYMEX Henry Hub Natural Gas; quarter average     6 Energy Information Administration; quarter average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that increasing U.S. GDP growth rates year-over-year can have a positive effect on our results, as a stronger economy generally improves demand and pricing for our products. Conversely, the opposite is also generally true. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and selling, general and administrative (“SG&A”) expenses. However, these general assumptions have not held true this quarter, largely because of the recent market pricing dynamics of hot-rolled steel.

The market price of hot-rolled steel is a significant factor impacting selling prices and can also impact earnings. In a rising price environment, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, we typically have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results. We have recently experienced a period of unprecedented increases in raw material steel prices bringing about significant inventory holding gains in Steel Processing and Metal Framing during the first quarter of fiscal 2009. However, the current market is beginning to see a weakening of steel prices.

No single customer makes up more than 5% of our consolidated net sales. While our automotive business is largely driven by the production schedules of the Big Three automakers, our customer base is much broader and includes many of their suppliers as well. Automotive shutdowns in July and December can cause weaker seasonal demand in our first and third quarters. Sales of the Big Three automakers have been hurt in recent quarters as the rising cost of gasoline has shifted consumer demand to smaller, more fuel efficient vehicles—a market historically dominated by foreign manufacturers. We continue to pursue customer diversification beyond the Big Three automakers and their suppliers, and, in recent quarters, we have executed on opportunities to increase our business with growing markets such as energy and agriculture.

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it consists of actual construction starts. The relative pricing of framing lumber, an alternative construction material with which we compete, can also affect our Metal Framing segment, as certain applications may permit the use of this alternative building material.

The market trends of certain other commodities such as zinc, natural gas and diesel fuel are important to us as they represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense. An increase in the price of any of these commodities could increase our cost of goods sold. We attempt to limit the impact of pricing fluctuations through contracts, hedging activities and, specifically for transportation, leveraging opportunities across multiple business units, where available.

Transformation Plan

Initial cost reduction efforts, announced in the first quarter of fiscal 2008, have grown into a broader program called the Transformation Plan. The Transformation Plan includes a focus on cost reduction, margin expansion and organizational capability improvements as well as an effort to drive excellence in three core competencies: sales, operations and supply chain management. The program is comprehensive in scope and features aggressive diagnostic and planning initiatives in the Steel Processing and Metal Framing business segments. The goal of the Transformation Plan is to increase the Company’s sustainable earnings potential over the next three years.

The initial cost reduction effort identified opportunities for $39.0 million in annual savings in overhead expense reductions, early retirements, and plant closures, exclusive of the expenses related to achieving these savings. To date, $21.8 million of the $39.0 million in annual savings has been realized, of which $3.3 million was realized in the first quarter of fiscal 2009. Restructuring charges associated with the Transformation Plan totaled $8.8 million in first quarter of fiscal 2009. Additional charges are expected during the life of the plan including charges for professional fees, facility closures and relocation.

Going well beyond cost cutting, the Transformation Plan includes a focused effort to identify and execute upon opportunities within each of our business units to grow operating income. Efforts include productivity gains, improved sourcing and supply chain management, customer segmentation and pricing opportunities.

On June 2, 2008, we announced the acquisition of the assets of Sharon Stairs for $37.0 million in cash. Sharon Stairs (more formally known as The Sharon Companies Ltd.) is a designer and manufacturer of steel egress stair systems for the commercial construction markets. The acquired assets are included in the Construction Services segment that is part of the “Other” category as reported in our consolidated financial statements. This acquisition expands our product offerings and develops more comprehensive solutions for the needs of the construction industry with the use of steel as well as broadens Sharon Stairs’ customer base. Sharon Stairs has experienced significant growth over the last three years with sales of $32.0 million in calendar 2007. In our first fiscal quarter, Sharon Stairs recorded $5.5 million in sales and $0.2 million in operating income.

Outlook

We benefited from the rising steel price environment in the first quarter, which produced results significantly higher than those in the comparable quarter of the prior year. We have continued to focus on reducing costs, maximizing asset utilization and driving improvements in our operations, for which we have seen positive results. However, given the current market conditions, particularly those related to the Steel Processing and Metal Framing segments, the results experienced in the first quarter cannot be sustained. In response to the conditions, we will continue to pursue opportunities for margin enhancement, further restructuring, developing new customers, and improving our supply chain.

Results of Operations

First Quarter – Fiscal 2009 Compared to Fiscal 2008

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended August 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$913.2	100.0%	$759.0	100.0%	$154.2
Cost of goods sold	761.3	83.4%	680.2	89.6%	81.1

Gross margin	151.9	16.6%	78.8	10.4%	73.1
Selling, general and administrative expense	63.4	6.9%	54.4	7.2%	9.0
Restructuring charges	8.8	1.0%	4.4	0.6%	4.4

Operating income	79.7	8.7%	20.0	2.6%	59.7
Other expense, net	(0.5)	-0.1%	(0.9)	-0.1%	(0.4)
Interest expense	(5.6)	-0.6%	(4.6)	-0.6%	1.0
Equity in net income of unconsolidated affiliates	25.0	2.7%	15.0	2.0%	10.0
Income tax expense	(30.1)	-3.3%	(9.3)	-1.2%	20.8

Net earnings	$68.5	7.5%	$20.2	2.7%	$48.3

Net earnings for the first quarter of fiscal 2009 increased $48.3 million from the prior year to $68.5 million.

—

Net sales increased $154.2 million from the prior year to $913.2 million. The most significant reason for the improvement was the increase in average selling prices, which rose in response to the soaring market price of hot-rolled steel, up over 100% from last year. Volumes decreased from last year, primarily in Metal Framing and Steel Processing as the demand declined in the construction and automotive sectors.

—	Gross margin increased $73.1 million from the prior year. Most of our segments reported increased gross margins, as average selling prices expanded at a faster rate than raw material costs.

—

SG&A expense increased $9.0 million from the prior year. The largest increase was due to wages and profit sharing, resulting from increased earnings. In addition, the prior year included a positive commercial insurance adjustment that lowered expenses. As a percent of net sales, SG&A expense decreased to 6.9% from 7.2% in last year’s first quarter.

—

Restructuring charges were $8.8 million, and primarily consisted of professional fees associated with the ongoing Transformation Plan. This compares to $4.4 million in restructuring charges in the prior year first quarter. Additional restructuring charges are expected during the life of the plan, including charges for professional fees, facility closures and relocation.

—	Interest expense increased $1.0 million over the prior year as short-term borrowings rose to support higher working capital needs and the acquisition of Sharon Stairs.

—

Equity in net income of unconsolidated affiliates of $25.0 million was up from $15.0 million in the prior year. Equity income increased due primarily to WAVE, which increased $6.9 million, and our new Mexican joint venture, Serviacero Worthington, which contributed $3.3 million in earnings. Serviacero Worthington began operations in the second quarter of fiscal 2008. See “Note [G] – Investments in Unconsolidated Affiliates” for more financial information on our unconsolidated affiliates.

—	Income tax expense for the year increased $20.8 million, primarily due to higher earnings compared to prior year. The effective income tax rate was 30.5% compared to 31.5% in the prior year.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing business segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$459.9	100.0%	$355.9	100.0%	$104.0
Cost of goods sold	388.7	84.5%	322.1	90.5%	66.6

Gross margin	71.2	15.5%	33.8	9.5%	37.4
Selling, general and administrative expense	26.8	5.8%	22.6	6.4%	4.2
Restructuring charges	-	0.0%	1.2	0.3%	(1.2)

Operating income	$44.4	9.7%	$10.0	2.8%	$34.4

Material cost	$330.9		$270.2		$60.7
Tons shipped (in thousands)	751		810		(59)

Net sales and operating income highlights were as follows:

—

Net sales increased $104.0 million from the prior year to a record $459.9 million. Average selling prices rose 40%, to keep pace with the rapidly rising price of steel, but was partially offset by a 7% decline in tons shipped. New business development efforts into more robust end markets such as agriculture and energy, partially offset significant volume declines in the automotive business.

—

Operating income of $44.4 million increased $34.4 million compared to last year, primarily as a result of a significantly higher spread between average selling prices and material costs. The spread improvement was partially offset by higher profit sharing and bonus associated with increased earnings and increased freight and utilities costs. Restructuring charges in the prior year of $1.2 million related to employee early retirements and severance.

Metal Framing

The following table presents a summary of operating results for the Metal Framing business segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$232.9	100.0%	$198.1	100.0%	$34.8
Cost of goods sold	193.4	83.0%	189.8	95.8%	3.6

Gross margin	39.5	17.0%	8.3	4.2%	31.2
Selling, general and administrative expense	17.2	7.4%	15.4	7.8%	1.8
Restructuring charges	1.3	0.6%	0.9	0.5%	0.4

Operating Income (Loss)	$21.0	9.0%	$(8.0)	-4.0%	$29.0

Material cost	$152.8		$145.5		$7.3
Tons shipped (in thousands)	153		174		(21)

Net sales and operating income (loss) highlights were as follows:

—	Net sales increased $34.8 million from the prior year to $232.9 million. Higher average selling prices raised net sales by $58.8 million, but lower volumes decreased net sales by $24.0 million.

—

Operating income of $21.0 million was $29.0 million better than last year. The increase in average selling prices more than offset rising material costs. Most of the increase in SG&A expense was attributable to higher profit sharing expense ($0.8 million) due to increased earnings. Restructuring charges for both periods were associated with the Transformation Plan and related to severance and facility closures.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders business segment for the periods indicated:

	Three Months Ended August 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$148.4	100.0%	$136.6	100.0%	$11.8
Cost of goods sold	117.1	78.9%	105.8	77.5%	11.3

Gross margin	31.3	21.1%	30.8	22.5%	0.5
Selling, general and administrative expense	12.6	8.5%	12.8	9.4%	(0.2)

Operating income	$18.7	12.6%	$18.0	13.2%	$0.7

Material cost	$70.0		$64.3		$5.7
Units shipped (in thousands)	12,147		11,539		608

Net sales and operating income highlights were as follows:

—

Net sales of $148.4 million increased $11.8 million. Stronger foreign currencies relative to the U.S. dollar positively impacted reported U.S. dollar sales of the non-U.S. operations by $7.0 million compared to last year. This was offset by a decline in sales from our European operations primarily as a result of lower average selling prices. The remaining increase in net sales was due to improved volumes in our 16.4 ounce cylinders and higher average selling prices across most North American product lines.

—

Operating income increased $0.7 million from last year to $18.7 million. Increases in the spread between average selling price and material cost more than offset higher conversion costs, primarily in Europe.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging business segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments. The following table presents a summary of operating results for Other for the periods indicated:

	Three Months ended August 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$72.0	100.0%	$68.4	100.0%	$3.6
Cost of goods sold	62.1	86.3%	62.4	91.2%	(0.3)

Gross margin	9.9	13.8%	6.0	8.8%	3.9
Selling, general and administrative expense	6.8	9.4%	3.6	5.3%	3.2
Restructuring charges	7.5	10.4%	2.4	3.5%	5.1

Operating loss	$(4.4)	-6.1%	$-	0.0%	$(4.4)

Net sales and operating loss highlights were as follows:

—

Net sales rose $3.6 million to $72.0 million for the first quarter. Most of the increase was attributable to improved volumes by the Automotive Body Panels segment. The additional sales generated by the Sharon

Stairs acquisition was offset by lower sales in the other product lines within the Construction Services segment.

—

The operating loss widened by $4.4 million compared to last year, primarily due to $7.5 million in restructuring charges related to the Transformation Plan. These charges include certain professional fees related to the Transformation Plan as well as, early retirement and severance largely payable to corporate employees. Gross margin improved $3.9 million due to the operating performance of the Automotive Body Panels segment, which has improved significantly over the prior year due to a combination of higher volumes and a wider spread between average selling prices and material costs.

Liquidity and Capital Resources

Cash and cash equivalents at the end of the first quarter of fiscal 2009 decreased $3.9 million versus the end of the same quarter last year. The following table is a summary of the consolidated cash flows:

	Three Months Ended August 31,
(in millions)	2008	2007
Net cash provided by operating activities	$22.3	$74.8
Net cash provided (used) by investing activities	(51.8)	9.1
Net cash provided (used) by financing activities	30.5	(43.5)

Increase in cash and cash equivalents	1.0	40.4
Cash and cash equivalents at beginning of period	73.8	38.3

Cash and cash equivalents at end of period	$74.8	$78.7

We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditures, debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial market our access to capital markets may be limited.

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions. We rely on cash and short-term financing to meet cyclical increases in working capital needs. Cash requirements generally rise during periods of increased economic activity or increasing raw material prices due to higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, cash requirements generally decrease as a result of the reduction of inventories and accounts receivable. With lower cash requirements, we are typically able to reduce, or eliminate, short-term debt.

During the first three months of fiscal 2009, net cash provided by operating activities decreased $52.5 million from the same period of fiscal 2008. This was primarily due to increases in inventory resulting from higher raw material costs compared to those reported in the same period last year, partially offset by higher net earnings. Consolidated net working capital was $433.4 million at August 31, 2008, compared to $440.1 million at May 31, 2008.

As noted above, while an economic slowdown adversely affects sales, it generally decreases working capital needs. We intend to closely monitor the impact that a significant economic slowdown could have and adjust operating activities accordingly. We are identifying actions we can take to conserve cash, as necessary, and trigger points at which to take these actions. These trigger points will be largely influenced by our forecasted liquidity.

Investing Activities

Net cash used by investing activities increased $61.0 million for the first three months of fiscal 2009, primarily due to acquisitions in the current year and proceeds from the sale of short-term investments in the prior year.

Capital expenditures represent cash used for investment in property, plant and equipment and declined slightly from the prior year. We anticipate that our fiscal 2009 capital spending, excluding acquisitions, will continue to approximate depreciation. The major projects underway involve expanding capacity at our Delta, Ohio steel galvanizing plant and our Austrian high-pressure cylinder plant.

Investment activities are largely discretionary and future investment activities could be reduced significantly or eliminated as economic conditions warrant.

Financing Activities

The increase in net cash provided by financing activities was primarily due to a decrease in common share repurchases from the prior year.

Our credit ratings are unchanged from those reported as of May 31, 2008.

Long-term debt – As of August 31, 2008, we were in compliance with our long-term debt covenants and expect to remain compliant in the future. Our long-term debt agreements do not include ratings triggers or material adverse change provisions. We are examining our options to pre-pay and replace the 6.70% Notes due December 2009, although our options may be limited by the current economic environment.

Short-term debt – We maintain a $435.0 million five-year revolving credit facility, which expires in May 2013, except for a $35.0 million commitment by one lender, which expires in September 2010. We were in compliance with our short-term debt covenants at August 31, 2008. Our short-term debt agreements do not include ratings triggers or material adverse change provisions. Borrowings under this revolver have maturities of less than one year but can be reborrowed during the term of the facility. At August 31, 2008, borrowings under the facility bore interest at rates based on LIBOR. We also have the option to borrow at rates based on Prime or Fed Funds. We had $238.0 million available to us under this facility at August 31, 2008, down from $309.5 million available to us at May 31, 2008.

We also have a $100.0 million revolving trade accounts receivable securitization facility, which was fully utilized at August 31, 2008 and May 31, 2008. See the description that follows under “Off-Balance Sheet Arrangements.” The facility is backed by a committed liquidity facility that expires during January 2009.

We also have $30.0 million of uncommitted credit lines available at the discretion of several banks. These facilities are established with major domestic banks and accrue interest at variable rates, which are primarily LIBOR-based. We had $27.4 million available to us under these lines at August 31, 2008, down from $30.0 million available to us at May 31, 2008. Since these lines are discretionary, we do not count on them for a consistent source of liquidity.

We also provided $9.1 million in letters of credit for third party beneficiaries as of August 31, 2008. The letters of credit secure potential obligations of our insurance providers. These letters can be drawn at any time at the option of the beneficiaries.

Common shares – We declared a quarterly dividend during the first quarter of fiscal 2009 of $0.17 per common share, unchanged from the fourth quarter of fiscal 2008. Dividends paid on our common shares totaled $13.5 million and $14.5 million in the first three months of fiscal 2009 and fiscal 2008. We currently have no material contractual or regulatory restrictions on the payment of dividends.

In the first three months of fiscal 2009, we purchased 650,000 common shares for a total of $12.4 million. These purchases were made under the authorization to repurchase up to 10,000,000 common shares announced in September 2007. A total of 8,449,500 common shares were available under this repurchase authorization as of August 31, 2008. Future purchases may occur from time to time on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flow from operations and general economic conditions.

Dividend Policy

Dividends are declared at the discretion of our Board of Directors. The Board reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2008 Form 10-K.

Off-Balance Sheet Arrangements

We maintain a $100.0 million revolving trade accounts receivable securitization facility which expires in January 2011. The transaction has been accounted for as a sale under the provisions of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (“Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under this program are excluded from accounts receivable in the consolidated financial statements. As of August 31, 2008 and May 31, 2008, $100.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our consolidated financial statements.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2008 Form 10-K.

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe that our allowance of $6.3 million is appropriate for those receivables determined to be uncollectible. However, if the economic environment continues to deteriorate additional receivables may become uncollectible, particularly given our exposure to the automotive and construction markets.

We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. As of August 31, 2008 and May 31, 2008, we had deferred $9.2 million and $9.1 million, respectively, of revenue related to pricing disputes.

We review the carrying value of our long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. Due to industry changes, weakness in the construction market, and depressed results in our Metal Framing segment over the last year, we have examined potential impairment issues relative to this segment on a quarterly basis, especially related to its goodwill balance of $97.2 million at August 31, 2008. At this time, the estimated value of the business supports the goodwill balance. However, if conditions surrounding the industry don’t improve, an impairment charge may be necessary.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2008 Form 10-K.

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

Management, with the participation of our principal executive officer and our interim principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2008). Based on that evaluation, our principal executive officer and our interim principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2008) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2008 (the “2008 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2008, and available at www.sec.gov or at www.worthingtonindustries.com. The risk factors facing the Company have not changed significantly from those disclosed in our 2008 Form 10-K. These risk factors could materially affect our business, financial condition or future results. The risk factors described in our 2008 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2008:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2008	-	-	-	9,099,500
July 1-31, 2008	650,000	$19.08	650,000	8,449,500
	24,378 (2)	$18.36	-
August 1-31, 2008	-	-	-	8,449,500

Total	674,378	$19.05	650,000

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of August 31, 2008. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Reflects common shares owned and tendered by employees to pay the exercise price for options exercised. These common shares were not part of the 10,000,000 share repurchase authorization mentioned above.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of Worthington Industries, Inc. (the “Annual Meeting”) was held on September 24, 2008. In connection with the Annual Meeting, proxies were solicited on behalf of the Board of Directors of Worthington Industries, Inc. At the close of business on August 1, 2008, the record date for the Annual Meeting, 78,796,498 common shares of Worthington Industries, Inc. were outstanding and entitled to vote. At the Annual Meeting, 72,926,853 common shares, or 93% of the outstanding common shares entitled to vote, were represented by proxy or in person. Following are the voting results on the proposals considered and voted upon at the Annual Meeting:

1.

All of the nominees of the Board of Directors of Worthington Industries, Inc. for election to the class of directors whose terms will expire at the 2011 Annual Meeting of Shareholders were elected by the following vote:

	Votes For	Votes Withheld	Abstentions/Broker Non-votes
Michael J. Endres	72,052,883	873,970	N/A
Peter Karmanos, Jr.	71,161,575	1,765,278	N/A
Carl A. Nelson, Jr.	72,057,750	869,103	N/A

Continuing directors whose terms will expire at the 2009 Annual Meeting of Shareholders are John B. Blystone, William S. Dietrich, II and Sidney A. Ribeau. Continuing directors whose terms will expire at the 2010 Annual Meeting of Shareholders are John R. Kasich, John P. McConnell and Mary Schiavo.

2.

The Worthington Industries, Inc. Annual Incentive Plan for Executives was approved by the following vote: 59,122,855 votes for; 1,371,390 votes against; 448,648 abstentions; and 11,983,960 broker non-votes.

3.

The material terms of performance goals under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan were reapproved by the following vote: 58,189,635 votes for; 2,213,532 votes against; 539,726 abstentions; and 11,983,960 broker non-votes.

4.

The appointment of KPMG LLP as the independent registered public accounting firm of Worthington Industries, Inc. for the fiscal year ending May 31, 2009, was ratified by the following vote: 71,727,081 votes for; 881,977 votes against; 317,795 abstentions; and no broker non-votes.

5.

The shareholder proposal in respect of sexual orientation non-discrimination policies described in the Proxy Statement of Worthington Industries, Inc. dated August 15, 2008, furnished to shareholders in connection with the Annual Meeting was defeated by the following vote: 14,326,677 votes for; 44,558,833 votes against; 2,057,383 abstentions; and 11,983,960 broker non-votes.

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

10.1

Copy of resolution adopted by the Board of Directors of Worthington Industries, Inc. at a meeting held on June 21, 2008 amending Section 6(c)(ii) of the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors

10.2

Form of Non-Qualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on September 24, 2008

10.3

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008

10.4

Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals reapproved by shareholders on September 24, 2008) (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc., dated and filed on September 30, 2008 (SEC File No. 1-8399))

10.5

Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008) (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated and filed on September 30, 2008 (SEC File No. 1-8399))

10.6

Form of Indemnification Agreement entered into on July 25, 2008 between Worthington Industries, Inc. and each director of Worthington Industries, Inc. (Incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Worthington Industries, Inc., for the fiscal year ended May 31, 2008 (SEC File No. 1-8399))

10.7

Form of Indemnification Agreement entered into on July 25, 2008 between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc. (Incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Worthington Industries, Inc., for the fiscal year ended May 31, 2008 (SEC File No. 1-8399))

10.8

Summary of Annual Base Salaries of Named Executive Officers of Worthington Industries, Inc., effective as of June 29, 2008 (Incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Worthington Industries, Inc., for the fiscal year ended May 31, 2008 (SEC File No. 1-8399))

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

WORTHINGTON INDUSTRIES, INC.

Date: October 10, 2008	By:	/s/ Richard G. Welch
Richard G. Welch, Controller (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

10.1	Copy of resolution adopted by the Board of Directors of Worthington Industries, Inc. at a meeting held on June 21, 2008 amending Section 6(c)(ii) of the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors	Filed herewith

10.2	Form of Non-Qualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on September 24, 2008	Filed herewith

10.3	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008	Filed herewith

10.4	Worthington Industries, Inc. 1997 Long-Term Incentive Plan (material terms of performance goals reapproved by shareholders on September 24, 2008)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc., dated and filed on September 30, 2008 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated and filed on September 30, 2008 (SEC File No. 1-8399)

10.6	Form of Indemnification Agreement entered into on July 25, 2008 between Worthington Industries, Inc. and each director of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Worthington Industries, Inc., for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.7	Form of Indemnification Agreement entered into on July 25, 2008 between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Worthington Industries, Inc., an Ohio corporation, for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.8	Summary of Annual Base Salaries of Named Executive Officers of Worthington Industries, Inc., effective as of June 29, 2008	Incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Worthington Industries, Inc., for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith