Form 10-Q
period 2008-11-30
WORTHINGTON INDUSTRIES INC
filed 2009-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

As of December 31, 2008, 78,856,287 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. –Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

—	business plans or to future or expected performance, sales, operating results and earnings per share;
—	projected capacity and working capital needs;
—	demand trends;
—	pricing trends for raw materials and finished goods;
—	anticipated capital expenditures and asset sales;
—	anticipated improvements and efficiencies in operations, sales and sourcing and the results thereof;
—	projected timing, results, costs, charges and expenditures related to headcount reductions and facility dispositions, shutdowns and consolidations;
—	the alignment of operations with demand;
—	the ability to take advantage of future opportunities, new products and markets;
—	expectations for Company and customer inventories, jobs and orders;
—	expectations for the economy and markets;
—	expected benefits from turnaround plans, cost reduction efforts and other new initiatives;
—	expectations for improving margins and increasing shareholder value; and
—	effects of judicial rulings; and other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

—	product demand and pricing;
—	changes in product mix, product substitution and market acceptance of the Company’s products;
—	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and related industries;
—	failure to maintain appropriate levels of inventories;
—	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
—	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom the Company does business;
—	the ability to realize targeted expense reductions from head count reductions, facility closures and other cost reduction efforts;
—	the ability to realize other cost savings and operational, sales and sourcing improvement and efficiencies on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies therefrom;
—	capacity levels and efficiencies within facilities and within the industry as a whole;
—

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

—	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
—	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposure;
—	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
—	adverse claims experience with respect to workers compensation, product recalls or liability, casualty events or other matters;
—	deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;
—	level of imports and import prices in the Company’s markets;
—	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
—

other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. – Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	November 30, 2008	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$26,443	$73,772
Receivables, less allowances of $8,882 and $4,849 at November 30, 2008 and May 31, 2008	312,019	384,354
Inventories:
Raw materials	243,875	350,256
Work in process	74,335	123,106
Finished products	141,646	119,599

Total inventories	459,856	592,961
Assets held for sale	1,841	1,132
Deferred income taxes	53,086	17,966
Prepaid expenses and other current assets	35,866	34,785

Total current assets	889,111	1,104,970

Investments in unconsolidated affiliates	137,518	119,808
Goodwill	97,808	183,523
Other assets	40,804	29,786
Property, plant & equipment, net	529,724	549,944

Total assets	$1,694,965	$1,988,031

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$266,228	$356,129
Notes payable	125,979	135,450
Accrued compensation, contributions to employee benefit plans and related taxes	40,621	59,619
Dividends payable	13,408	13,487
Other accrued items	80,962	68,545
Income taxes payable	26,595	31,665

Total current liabilities	553,793	664,895

Other liabilities	52,759	49,785
Long-term debt	245,400	245,000
Deferred income taxes	79,513	100,811

Total liabilities	931,465	1,060,491

Minority interest	37,893	42,163
Shareholders’ equity	725,607	885,377

Total liabilities and shareholders’ equity	$1,694,965	$1,988,031

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Net sales	$745,350	$713,664	$1,658,572	$1,472,619
Cost of goods sold	799,769	643,654	1,561,089	1,323,824

Gross margin	(54,419)	70,010	97,483	148,795

Selling, general and administrative expense	48,340	53,928	111,742	108,272
Goodwill impairment	96,943	—	96,943	—
Restructuring charges	11,936	4,601	20,688	9,038

Operating income (loss)	(211,638)	11,481	(131,890)	31,485
Other income (expense):
Miscellaneous expense	(1,260)	(2,431)	(1,752)	(3,339)
Interest expense	(6,550)	(5,370)	(12,119)	(10,008)
Equity in net income of unconsolidated affiliates	11,033	14,927	36,043	29,912

Earnings (loss) before income taxes	(208,415)	18,607	(109,718)	48,050
Income tax expense (benefit)	(43,761)	3,867	(13,688)	13,142

Net earnings (loss)	$(164,654)	$14,740	$(96,030)	$34,908

Average common shares outstanding—basic	78,802	81,366	78,910	82,722

Earnings (loss) per share—basic	$(2.09)	$0.18	$(1.22)	$0.42

Average common shares outstanding—diluted	78,802	82,358	78,910	83,717

Earnings (loss) per share—diluted	$(2.09)	$0.18	$(1.22)	$0.42

Common shares outstanding at end of period	78,809	81,567	78,809	81,567

Cash dividends declared per share	$0.17	$0.17	$0.34	$0.34

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Operating activities
Net earnings (loss)	$(164,654)	$14,740	$(96,030)	$34,908
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	16,011	15,736	32,379	31,222
Goodwill impairment	96,943	-	96,943	-
Restructuring charges, non-cash	2,946	2,730	2,946	2,730
Provision for deferred income taxes	(50,915)	4,729	(50,171)	6,476
Equity in net income of unconsolidated affiliates, net of distributions	2,967	(227)	(7,543)	(512)
Minority interest in net income of consolidated subsidiaries	908	1,989	1,562	3,987
Net loss on assets	152	550	10	2,942
Stock-based compensation	1,319	828	2,603	1,762
Excess tax benefits - stock-based compensation	-	(1,688)	(355)	(2,248)
Changes in assets and liabilities:
Receivables	64,170	12,201	79,446	25,564
Inventories	209,936	(2,066)	140,286	637
Prepaid expenses and other current assets	(3,770)	(1,846)	(5,737)	(128)
Other assets	2,485	(559)	655	(352)
Accounts payable and accrued expenses	(118,996)	(26,069)	(113,191)	(9,745)
Other liabilities	(2,850)	868	(4,808)	(494)

Net cash provided by operating activities	56,652	21,916	78,995	96,749

Investing activities
Investment in property, plant and equipment, net	(15,455)	(10,116)	(30,239)	(26,621)
Acquisitions, net of cash acquired	-	(2,241)	(40,225)	(2,241)
Investment in unconsolidated affiliates	(2,850)	(47,043)	(3,138)	(47,043)
Proceeds from sale of assets	1,858	246	5,308	292
Sales of short-term investments	-	-	-	25,562

Net cash used by investing activities	(16,447)	(59,154)	(68,294)	(50,051)

Financing activities
Net proceeds from (payments on) short-term borrowings	(73,589)	6,200	(17,386)	61,550
Principal payments on long-term debt	-	-	(248)	-
Proceeds from issuance of common shares	(19)	8,314	1,743	13,048
Excess tax benefits - stock-based compensation	-	1,688	355	2,248
Payments to minority interest	(1,536)	(4,320)	(3,216)	(6,720)
Repurchase of common shares	-	-	(12,402)	(87,310)
Dividends paid	(13,393)	(13,776)	(26,876)	(28,237)

Net cash used by financing activities	(88,537)	(1,894)	(58,030)	(45,421)

Increase (decrease) in cash and cash equivalents	(48,332)	(39,132)	(47,329)	1,277
Cash and cash equivalents at beginning of period	74,775	78,686	73,772	38,277

Cash and cash equivalents at end of period	$26,443	$39,554	$26,443	$39,554

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Month Periods Ended November 30, 2008 and November 30, 2007

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we”, “our”, “Worthington” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) included in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009 (“fiscal 2009”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“fiscal 2008”) of Worthington Industries, Inc. (the “2008 Form 10-K”).

Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and will require a change in the presentation of the minority interest in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), to improve the transparency of financial reporting by requiring enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective December 1, 2008.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Net sales
Steel Processing	$351,565	$344,230	$811,479	$700,084
Metal Framing	180,353	182,415	413,285	380,486
Pressure Cylinders	142,400	133,214	290,799	269,812
Other	71,032	53,805	143,009	122,237

Consolidated	$745,350	$713,664	$1,658,572	$1,472,619

Operating income (loss)
Steel Processing	$(71,851)	$10,267	$(27,454)	$20,246
Metal Framing	(153,981)	(16,045)	(133,022)	(24,048)
Pressure Cylinders	20,168	17,431	38,822	35,396
Other	(5,974)	(172)	(10,236)	(109)

Consolidated	$(211,638)	$11,481	$(131,890)	$31,485

Pre-tax restructuring charges
Steel Processing	$461	$(106)	$473	$1,096
Metal Framing	4,370	3,557	5,650	4,439
Pressure Cylinders	-	-	7	-
Other	7,105	1,150	14,558	3,503

Consolidated	$11,936	$4,601	$20,688	$9,038

(in thousands)	November 30, 2008	May 31, 2008
Total assets
Steel Processing	641,567	$942,885
Metal Framing	319,424	527,446
Pressure Cylinders	359,181	437,159
Other	374,793	80,541

Consolidated	$1,694,965	$1,988,031

NOTE C – Comprehensive Income

The components of total comprehensive income (loss), net of tax, were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Net earnings (loss)	$(164,654)	$14,740	$(96,030)	$34,908
Foreign currency translation	(16,063)	6,696	(23,143)	8,826
Cash flow hedges	(4,699)	(4,724)	(6,042)	(8,727)
Other	-	6	-	(289)

Total comprehensive income (loss)	$(185,416)	$16,718	$(125,215)	$34,718

NOTE D – Stock-Based Compensation

We granted non-qualified stock options during the six months ended November 30, 2008, covering 559,450 common shares under our stock-based compensation plans. The weighted average option price of $19.44 per share was equal to the weighted average of the market prices of the underlying common shares at the grant dates. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant dates, was $5.57 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $2,605,000, which will be recognized on a straight-line basis over the five-year vesting period of the stock options. The following assumptions were used to value the stock options:

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

We granted 17,850 restricted shares of common stock during the six months ended November 30, 2008, under our stock-based compensation plans. The fair value of these restricted shares was $17.11 per share, the market price of the underlying common shares at the grant date. The calculated pre-tax stock-based compensation expense for these restricted shares is $305,000, which will be recognized on a straight-line basis over the one-year vesting period.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Defined benefit plans:
Service cost	$220	$251	$451	$498
Interest cost	326	299	666	594
Expected return on plan assets	(306)	(321)	(612)	(642)
Net amortization and deferral	55	60	110	120

Net pension cost of defined benefit plans	$295	$289	$615	$570

No contributions will be required to fund our defined benefit pension plans in fiscal 2009. Pension plan assets declined significantly during the recent market downturn. This is not expected to have a material affect on our future pension expense.

NOTE F – Income Taxes

Income tax expense (benefit) for the first six months of fiscal 2009 and fiscal 2008 reflects an estimated annual effective income tax rate of 0.6% and 28.0%, respectively. The unusually low estimated effective tax rate for fiscal 2009 is attributable to substantial domestic losses that are taxed at rates different than those used for our international income. During the first quarter of fiscal 2009, we estimated that the annual effective tax rate would be 30.5%. The significant reduction in the estimated rate is primarily due to the losses in domestic operations generated by the inventory write-down. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2009 could be materially different from the forecasted rate as of the end of the second quarter of fiscal 2009.

Income tax expense (benefit) for the first six months of fiscal 2009 was calculated using the estimated annual effective income tax rate for fiscal 2009. The income tax benefit for the second quarter also included $13,562,000 associated with the goodwill write-off, which has been treated as a discrete item. Income tax expense for the first six months of fiscal 2008 was calculated using the estimated annual effective income tax rate for fiscal 2008, and included a $504,000 adjustment to reduce other estimated tax liabilities and deferred tax valuation allowances.

NOTE G – Investments in Unconsolidated Affiliates

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At November 30, 2008, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (50%), TWB Company, L.L.C. (45%), Worthington Specialty Processing (51%), Aegis Metal Framing, LLC (60%), Accelerated Building Technologies, LLC (50%), Serviacero Planos, S.A. de C.V. (50%), and LEFCO Worthington, LLC (49%).

We received distributions from unconsolidated affiliated companies totaling $28,500,000 during the six months ended November 30, 2008. Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)			November 30, 2008	May 31, 2008
Cash			$80,529	$79,538
Other current assets			236,939	225,469
Noncurrent assets			213,887	194,169

Other current liabilities			116,510	124,258
Long-term debt			100,608	101,411
Other noncurrent liabilities			28,103	34,394

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Net sales	$204,519	$187,856	$440,645	$349,638
Gross margin	46,968	47,602	120,117	94,975
Depreciation and amortization	4,121	3,127	8,080	6,325
Interest expense	1,013	2,213	2,002	4,391
Income tax expense	5,307	1,648	10,215	4,016
Net earnings	28,659	30,090	79,719	60,063

On June 2, 2008, we made an additional capital contribution of $392,000 to Viking & Worthington Steel Enterprise, LLC (“VWSE”). The other member in the joint venture did not make its contribution as required by the operating agreement. As a result, we now own 100% of VWSE, which has been fully consolidated in our financial statements since the beginning of fiscal 2009. VWSE has closed its manufacturing operations and its business will be handled by the consolidated operations of the Steel Processing segment.

On October 1, 2008, we expanded and modified Worthington Specialty Processing (“WSP”), our joint venture with United States Steel Corporation (“U.S. Steel”). U.S. Steel contributed ProCoil Company L.L.C., its steel processing facility in Canton, Michigan, and we contributed Worthington Steel Taylor, our steel processing subsidiary in Taylor, Michigan, with a book value of $13,851,000, and $2,500,000 of cash. After the contributions, we own 51% and U.S. Steel owns 49% of WSP. The joint venture will continue to be accounted for using the equity method as both parties have equal voting rights.

During October 2008, we sold our 49% equity interest in Canessa Worthington Slovakia s.r.o. for approximately $3,700,000 to the Magnetto Group, the other member of the joint venture.

During December 2008, we signed an agreement to sell our 60% equity interest in Aegis Metal Framing, LLC for approximately $24,000,000 to MiTek Industries, Inc., the other member of the joint venture.

NOTE H – Restructuring

In the first quarter of fiscal 2008, we announced actions that became part of a comprehensive Transformation Plan (the “Plan”) with the overall goal to increase the Company’s sustainable earnings potential. The Plan is being implemented over a three-year period and focuses on cost reduction, margin expansion and organizational capability improvements, which are expected to drive excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing business segments.

To assist in the development and implementation of the Plan, a consulting firm has been retained. To date, the following actions have been taken:

—	On September 25, 2007, we announced the closure or downsizing of five locations in our Metal Framing segment. These actions were completed as of May 31, 2008.

—	During the first quarter of fiscal 2009, the Metal Framing corporate offices were moved from Pittsburgh and Blairsville, Pennsylvania, to Columbus, Ohio.

—	Headcount was reduced through a combination of voluntary retirement and severance packages.

—

On October 23, 2008, we announced the closure of two facilities, one Steel Processing (Louisville, Kentucky) and one Metal Framing (Renton, Washington), and headcount reductions of 282. The Louisville facility is scheduled to close by May 31, 2009, and the Renton facility was closed as of December 31, 2008.

—

On December 5, 2008, we announced the closure and suspension of operations at three Metal Framing facilities and headcount reductions in Steel Processing of 186 and Metal Framing of 125. The Lunenburg, Massachusetts, facility is scheduled to close by February 28, 2009, and operations suspended in Miami, Florida, by February 28, 2009 and Phoenix, Arizona, by January 31, 2009.

At this point, we anticipate that a total of $57,000,000 million in charges will be incurred over the life of the Plan. This includes $12,800,000 in early retirement and severance benefits, $9,700,000 in incremental depreciation resulting from a revision of the useful life of certain assets, $32,700,000 in professional fees, and $1,800,000 for lease termination and other closure costs. To date, $38,799,000 has been recorded as restructuring charges in the consolidated statements of earnings: $18,111,000 was incurred in fiscal 2008, and $20,688,000 was incurred during the first six months of fiscal 2009. The balance will be incurred over the remainder of fiscal 2009 and the first six months of fiscal 2010. Restructuring charges for the first six months of fiscal 2009 are summarized as follows:

(in thousands)	5/31/2008 Liability	Expense	Payments	Adjustments	11/30/2008 Liability
Early retirement and severance	$1,143	$2,343	$(1,063)	$-	$2,423
Other costs	1,710	15,399	(9,917)	-	7,192

	$2,853	17,742	$(10,980)	$-	$9,615

Non-cash charges		2,946

Total		$20,688

Cash expenditures of $10,980,000, associated with implementing the Plan, were paid during the first six months of fiscal 2009. Certain cash payments associated with lease terminations may be paid over the remaining lease terms.

NOTE I – Business Interruption

On January 5, 2008, Severstal North America, Inc. (“Severstal”) experienced a furnace outage. Severstal is a primary steel supplier to, and a minority partner in, our Spartan Steel Coating, LLC joint venture. Severstal is also a steel supplier to Steel Processing locations and to our Pressure Cylinders segment. Business interruption losses have been and may continue to be incurred through the end of fiscal 2009 in the form of lost sales and added costs for material, freight, scrap, and other items. As of November 30, 2008, the additional expenses incurred for material costs, freight, and scrap in excess of our deductible, have been offset by proceeds from our insurance company. However, no proceeds have been recorded to offset the lost sales. This offset will be recorded upon the final settlement of the insurance claim.

NOTE J – Acquisitions

On June 2, 2008, Worthington purchased substantially all of the assets of The Sharon Companies Ltd. business (“Sharon Stairs”) for $37,150,000. Sharon Stairs designs and manufactures steel egress stair systems for the commercial construction market, and operates one manufacturing facility in Akron, Ohio. It operates as part of Worthington Integrated Building Systems, LLC (“WIBS”). The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value allocated to the net assets. Intangibles consisting mostly of customer list, trades names and technology, will be amortized straight-line over a weighted average life of 13 years.

The allocation was as follows:

(in thousands)
Current assets	$8,520
Intangibles	12,440
Property, plant and equipment, net	2,500

Total assets	23,460
Current liabilities	3,841
Other liabilities	19
Long-term debt	400

Identifiable net assets	19,200
Goodwill	17,950

Total purchase price	$37,150

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable per accounting rules (e.g. assembled workforce), or of immaterial value. The purchase price also included a going-concern element that represented our ability to earn a higher rate of return on a group of assets than would be expected on the separate assets as determined during the valuation process.

On July 31, 2008, our Worthington Steelpac Systems, LLC subsidiary purchased the assets of Laser Products (“Laser”) for $3,425,000. Laser is a steel rack fabricator primarily serving the auto industry with locations in North Lewisburg, Ohio, and Greensburg, Indiana. The purchase price was allocated to working capital, fixed assets and customer list. This list will be amortized straight-line over ten years.

Pro forma results, including the acquired businesses described above since the beginning of fiscal 2009, would not be materially different than actual results.

NOTE K – Fair Value

Effective June 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for our financial assets and liabilities after May 31, 2008, and will be effective for our non-financial assets and liabilities after May 31, 2009. Adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. Adopting SFAS No. 157 for our non-financial assets and liabilities is not expected to materially impact our consolidated financial statements.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with SFAS No. 157, we measured our commodity, interest rate, and foreign currency derivatives at fair value. We classified these as level 2 assets and liabilities for purposes of SFAS No. 157 as they are based upon models utilizing market observable inputs and credit risk.

At November 30, 2008, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Foreign currency derivative contracts	$-	$704	$-	$704
Commodity derivative contracts	-	164	-	164

Total assets	$-	$868	$-	$868

Liabilities
Foreign currency derivative contracts	$-	$364	$-	$364
Interest rate derivative contracts	-	8,892	-	8,892
Commodity derivative contracts	-	7	-	7

Total liabilities	$-	$9,263	$-	$9,263

NOTE L – Inventory

During the three months ended November 30, 2008, we recorded an inventory write-down adjustment totaling $98,021,000. Of this amount, $94,853,000 related to the consolidated operations of the Steel Processing and Metal Framing segments and was recorded in cost of goods sold, while $3,168,000 related to our portion of the loss recorded by our Mexican steel processing joint venture, and was recorded in equity in net income of unconsolidated affiliates. These adjustments were necessitated by the speed and severity of the recent decline in demand and steel pricing.

NOTE M – Goodwill Impairment

Due to industry changes, weakness in the construction market, and the depressed results in the Metal Framing segment over the last year, we have tested this business segment for impairment on a quarterly basis. Given the significant decline in the economy during the second quarter and its impact on the construction market, we revised the forecasted cash flows and discount rate assumptions used in our previous valuations of this business segment. The forecasted cash flows were revised downward due to the significant decline in, and the future uncertainty of, the economy. The discount rate, based on our current cost of debt and equity capital, was changed due to the increased risk in our forecast. After reviewing the revised valuation and the fair value estimates of the remaining assets, it was determined that the value of the business no longer supported its $96,943,000 goodwill balance. As a result, the full amount was written off in the second quarter ended November 30, 2008. If any adjustment to this estimated write-off is required due to the final determination of the fair values of the remaining assets, it will be recorded in the third quarter of fiscal 2009.

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

Introduction

The following discussion and analysis of market and industry trends, business strategy, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements.” Our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“fiscal 2008”) includes additional information about our Company, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company focused on value-added steel processing and manufactured metal products. As of November 30, 2008, excluding our joint ventures, we operated 46 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Other business segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Construction Services and Steel Packaging. We also held equity positions in 8 joint ventures, which operated 22 manufacturing facilities worldwide.

Overview

While there are many factors which generally affect our results, the current quarter was most affected by the financial crisis and the recession. Demand throughout most sectors of the economy decreased significantly in the second quarter, and construction and automotive, our two largest markets, were hit particularly hard. As a result of the large drop in demand, market steel prices, which reached record levels in the first quarter, experienced a severe and rapid decline in the second. This change in the market compressed margins in the second quarter, as high priced inventory was sold into declining price markets and resulted in two large one-time adjustments to our financial results: (1) a $98.0 million write-down of our steel inventories to the lower of cost or market; and (2) a $96.9 million write-off of the goodwill associated with our Metal Framing segment.

Market & Industry Overview

For the three months ended November 30, 2008, our sales breakdown by end user market is illustrated by the chart below.

Substantially all of the sales of our Metal Framing and Construction Services segments, as well as approximately 25% of the sales of our Steel Processing segment, are to the construction market, both residential and non-residential. We estimate that approximately 10% of our consolidated sales, or one-fourth of our construction market sales, are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for our joint venture WAVE. The sales of WAVE are not consolidated in our results; however, adding our ownership percentage of WAVE’s construction market sales to our reported sales would not materially change the breakdown in the chart.

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing segment. Approximately half of the sales of our Steel Processing segment, and substantially all of the sales of our Automotive Body Panels segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Big Three automakers”), has a considerable impact on the customers within these two segments. These segments are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the sales from two of our unconsolidated joint ventures also go to the automotive end market. These sales are not consolidated in our results; however, adding our ownership percentage of joint venture automotive market sales to our reported sales would not materially change the sales breakdown in the previous chart.

The sales of our Pressure Cylinders and Steel Packaging segments, and approximately 30% of the sales of our Steel Processing segment, are to other markets such as agricultural, appliance, leisure and recreation, distribution and transportation, HVAC, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these segments.

We use the following information to monitor our cost and major end markets:

	Three Months Ended Nov. 30,			Six Months Ended Nov. 30,
	2008	2007	Inc / (Dec)	2008	2007	Inc / (Dec)
U.S. GDP (% growth year-over-year)	0.8%	2.5%	-1.7%	1.0%	2.4%	-1.4%
Hot-Rolled Steel ($ per ton) [1]	$873	$523	$350	$970	$523	$447
Big Three Auto Build (000’s vehicles) [2]	1,829	2,418	(589)	3,580	4,703	(1,123)
No. America Auto Build (000’s vehicles) [2]	3,161	3,982	(821)	6,277	7,736	(1,459)
Dodge Index	105	117	(12)	112	126	(14)
Framing Lumber ($ per 1,000 board ft) [3]	$243	$267	($24)	$258	$283	($25)
Zinc ($ per pound) [4]	$0.63	$1.27	($0.64)	$0.73	$1.42	($0.69)
Natural Gas ($ per mcf) [5]	$7.45	$6.37	$1.08	$9.43	$6.63	$2.80
Retail Diesel Prices, All Types ($ per gallon) [6]	$3.53	$3.14	$0.39	$4.05	$2.99	$1.06

1 CRU Index; period average     2 CSM Autobase     3 Random Lengths; period average     4 LME Zinc; period average

5 NYMEX Henry Hub Natural Gas; period average     6 Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that decreasing U.S. GDP growth rates year-over-year can have a negative effect on our results, as a weaker economy generally hurts demand and pricing for our products. Conversely, the opposite is also generally true. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and selling, general and administrative (“SG&A”) expenses.

In recent quarters, the market price of hot-rolled steel has been the most significant factor impacting selling prices and has materially impacted earnings. In a rising price environment, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, we typically have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results. While in the second quarter of fiscal 2009, average market prices for steel exceeded those of the prior year quarter, they declined rapidly and significantly from the first quarter of fiscal 2009. The dramatic decrease in price, coupled with deteriorating demand, required us to make a lower-of-cost-or-market adjustment of $98.0 million to inventory.

No single customer contributed more than 4% of our consolidated net sales for the quarter. While our automotive business is largely driven by the production schedules of the Big Three automakers, our customer base is much broader and includes many of their suppliers as well. Production has declined for nearly all domestic automakers in recent quarters and is currently severely depressed due to the uncertain financial markets, declining demand and recessionary economic climate. Because of lower production and higher inventories of unsold cars, automakers and their suppliers have extended seasonal shutdowns for many lines from a typical two week period to several weeks. We continue to pursue customer diversification beyond the Big Three automakers and their suppliers, and, in recent quarters, we have increased our business in stronger markets such as energy and agriculture.

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it tracks actual construction starts. The relative price of framing lumber, an alternative construction material with which we compete, can also affect our Metal Framing segment, as certain applications may permit the use of this alternative building material.

The market trends of certain other commodities such as zinc, natural gas and diesel fuel can be important to us as they represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense. Although these costs decreased in the second quarter, the impact was dwarfed by the negative impacts of lower demand and the dramatic decline in steel prices.

Transformation Plan

Cost reduction efforts, announced in the first quarter of fiscal 2008, grew into a broader program called the Transformation Plan in the fourth quarter of fiscal 2008. The Transformation Plan includes a focus on cost reduction, margin expansion and organizational capability improvements, as well as an effort to develop excellence in three core competencies: sales, operations and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in our Steel Processing and Metal Framing business segments. The goal of the Transformation Plan is to increase our Company’s sustainable earnings potential over the next three years.

The initial cost reduction effort identified opportunities for $39.0 million in annual savings in overhead expense reductions, early retirements, and plant closures, exclusive of the expenses related to achieving these savings. To date, $26.1 million of the $39.0 million in annual savings have been implemented, of which $7.6 million was realized in the first half of fiscal 2009. Restructuring charges associated with the Transformation Plan totaled $20.7 million in the first half of fiscal 2009. Additional charges are expected during the life of the Transformation Plan including charges for professional fees, facility closures and employee relocation.

State of our Business & Outlook

Our results reflect the rapid decline in demand and steel pricing associated with the financial crisis and its impact on end markets. Steel pricing, which had increased significantly since January 2008, reached its peak in the summer, as mills raised prices and imposed surcharges due to the tight supply and high input costs. At the start of our second quarter, as the financial crisis took hold, demand and pricing began to soften, and then collapsed as the quarter progressed. This resulted in the challenge of selling higher priced inventory into a rapidly declining price market, while demand was shrinking significantly. As a result of the decline in the market value of a significant portion of our inventory, we recorded an inventory write-down of $98.0 million during the second quarter. In addition, Metal Framing’s decreasing results, driven by the declining economy and construction market deterioration, caused a reconsideration of key assumptions used in previous valuations to support its goodwill balance. After reviewing these assumptions, it was determined that the value of the business no longer supported the goodwill balance, and we recorded a goodwill impairment charge of $96.9 million.

We have continued to focus on reducing costs, maximizing asset utilization and driving improvements in our operations, for which we have seen positive results. However, given the current market and economic conditions, particularly those related to our Steel Processing and Metal Framing segments, we face difficulties in the next quarter in addition to normal seasonal slowness. In response to the challenging environment, we have taken, or announced, the following actions this fiscal year:

—	Workforce reductions of nearly 600 in our Steel Processing and Metal Framing segments through a combination of plant closures and layoffs.

—	The closure of three facilities, one Steel Processing (Louisville, Kentucky) and two Metal Framing (Renton, Washington, and Lunenburg, Massachusetts). In addition, two Metal Framing facilities will suspend operations indefinitely (Miami, Florida and Phoenix, Arizona). See “Note [H] – Restructuring” for more information on headcount reductions and facility closures.

—

The sale of our interests in two joint ventures: our 49% equity interest in Canessa Worthington Slovokia s.r.o.; and our 60% equity interest in Aegis Metal Framing, LLC. See “Note [G] – Investments in Unconsolidated Affiliates” for more information on these actions.

—

Expansion and modification to our WSP joint venture with U.S. Steel, consolidating steel processing operations in eastern Michigan. U.S. Steel contributed its Procoil operation, and we contributed our Taylor operation plus $2.5 million, increasing our ownership from 50% to 51%.

We will continue to pursue opportunities for enhancing margins, developing new customers, improving our supply chain and, where necessary, restructuring our business to match demand.

Results of Operations

Second Quarter – Fiscal 2009 Compared to Fiscal 2008

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$745.4	100.0%	$713.7	100.0%	$31.7
Cost of goods sold	799.8	107.3%	643.7	90.2%	156.1

Gross margin	(54.4)	-7.3%	70.0	9.8%	(124.4)
Selling, general and administrative expense	48.3	6.5%	53.9	7.6%	(5.6)
Goodwill impairment & restructuring charges	108.9	14.6%	4.6	0.6%	104.3

Operating income (loss)	(211.6)	-28.4%	11.5	1.6%	(223.1)
Miscellaneous expense	(1.3)	-0.2%	(2.4)	-0.3%	(1.1)
Interest expense	(6.6)	-0.9%	(5.4)	-0.8%	1.2
Equity in net income of unconsolidated affiliates	11.0	1.5%	14.9	2.1%	(3.9)
Income tax (expense) benefit	43.8	5.9%	(3.9)	-0.5%	(47.7)

Net earnings (loss)	$(164.7)	-22.1%	$14.7	2.1%	$(179.4)

Net earnings for the second quarter of fiscal 2009 decreased $179.4 million from the prior year, resulting in a loss of $164.7 million. An abrupt and dramatic decline in demand, particularly in our two largest customer end markets, construction and automotive, adversely impacted sales and led to significant and rapid decreases in market steel prices during the quarter. As a result, we wrote-down our inventory by $98.0 million and wrote-off $96.9 in goodwill.

—

Net sales increased $31.7 million from the prior year to $745.4 million. Higher average selling prices increased sales $154.5 million year-over-year. The higher prices were a direct result of increases in the average market price of hot-rolled steel. Volumes decreased from last year, which reduced net sales by $122.8 million, most notably in our Metal Framing and Steel Processing segments where demand declined dramatically in the construction and automotive sectors.

—

Gross margin decreased $124.4 million from the prior year, mostly as a result of the $94.8 million inventory write-down in our Steel Processing and Metal Framing segments. The inventory write-down was made due to the rapid decline in average hot-rolled steel pricing in the second quarter and weakened demand. Gross margin was also negatively impacted by reduced volume ($12.1 million), decreased spread between average selling prices and material cost ($8.9 million), and higher conversion and distribution costs, which increased $8.6 million.

—

SG&A expense decreased $5.6 million from the prior year, primarily due to reduced compensation expense, as profit sharing was down significantly due to the lower earnings. Offsetting the decrease was an increase of $2.9 million in bad debt reserves for specific troubled accounts. As a percent of net sales, SG&A expense decreased to 6.5% from 7.6% in last year’s second quarter.

—

Goodwill impairment and restructuring charges totaled $108.9 million, and consisted of the $96.9 million goodwill impairment charge in our Metal Framing segment and $12.0 million of restructuring charges related to the Transformation Plan, which includes previously announced layoffs and facility closures.

—	Interest expense increased $1.2 million over the prior year as average short-term borrowings rose to support higher working capital needs associated with the higher steel prices.

—

Equity in net income of unconsolidated affiliates of $11.0 million declined $3.9 million from $14.9 million in the prior year. Equity income decreased primarily as a result of an inventory write-down at Serviacero Planos, S.A. de C.V. (“Serviacero Worthington”), our Mexican steel processing joint venture. Our share of that write-down was $3.2 million. WAVE continued to contribute the majority of the equity earnings, as its earnings declined only 8% from last year’s second quarter. See “Note [G] – Investments in Unconsolidated Affiliates” for more financial information on our unconsolidated affiliates.

—

Due to the quarterly loss, an income tax benefit of $43.8 million was recorded, representing 21.0% of the pre-tax loss. This compares to the $3.9 million tax expense, or 20.8% of pre-tax income, recorded in the prior year quarter.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$351.6	100.0%	$344.2	100.0%	$7.4
Cost of goods sold	404.0	114.9%	312.0	90.6%	92.0

Gross margin	(52.4)	-14.9%	32.2	9.4%	(84.6)
Selling, general and administrative expense	19.0	5.4%	22.0	6.4%	(3.0)
Restructuring charges	0.5	0.1%	(0.1)	0.0%	0.6

Operating income (loss)	$(71.9)	-20.4%	$10.3	3.0%	$(82.2)

Material cost	$349.8		$262.1		$87.7
Tons shipped (in thousands)	545		840		(295)

Net sales and operating income (loss) highlights were as follows:

—

Net sales increased $7.4 million from the prior year to $351.6 million. The increase in net sales was due to higher average pricing (up 29%) and a product mix more heavily weighted to direct rather than tolling business (up 7%). This was almost entirely offset by reduced volume (down 35%). Economic conditions have weakened demand in all customer groups, especially automotive and construction.

—

Operating income fell $82.2 million to an operating loss of $71.9 compared to operating income of $10.3 million last year, primarily as a result of a $56.9 million inventory write-down, along with increased conversion costs and reduced volumes due to lower demand. The inventory write-down was necessitated by the significant decline in the market pricing of steel and deteriorating demand.

Metal Framing

The following table presents a summary of operating results for our Metal Framing segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$180.4	100.0%	$182.4	100.0%	$(2.0)
Cost of goods sold	220.7	122.3%	180.1	98.7%	40.6

Gross margin	(40.3)	-22.3%	2.3	1.3%	(42.6)
Selling, general and administrative expense	12.4	6.9%	14.8	8.1%	(2.4)
Goodwill impairment & restructuring charges	101.3	56.2%	3.6	2.0%	97.7

Operating loss	$(154.0)	-85.4%	$(16.1)	-8.8%	$(137.9)

Material cost	$185.1		$138.2		$46.9
Tons shipped (in thousands)	119		163		(44)

Net sales and operating loss highlights were as follows:

—	Net sales decreased $2.0 million from the prior year to $180.4 million, as higher average pricing, up 35%, was nearly offset by a 27% decline in volume.

—

Operating loss increased $137.9 million from $16.1 million last year to $154.0 million. The decline was caused by a goodwill impairment charge of $96.9 million, an inventory write-down of $37.9 million and restructuring charges of $4.4 million. As previously announced, in response to the decline in demand, four facilities are being closed or idled, and headcount is being reduced by nearly 300.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$142.4	100.0%	$133.2	100.0%	$9.2
Cost of goods sold	112.0	78.7%	103.7	77.9%	8.3

Gross margin	30.4	21.3%	29.5	22.1%	0.9
Selling, general and administrative expense	10.2	7.2%	12.1	9.1%	(1.9)

Operating income	$20.2	14.2%	$17.4	13.1%	$2.8

Material cost	$67.8		$60.8		$7.0
Units shipped (in thousands)	10,373		10,677		(304)

Net sales and operating income highlights were as follows:

—	Net sales of $142.4 million increased $9.2 million. Higher average selling prices offset weaker foreign currencies relative to the U.S. dollar and fewer units shipped.

—

Operating income increased $2.8 million from last year to $20.2 million. Gross margin declined to 21.3% of sales from 22.1% due to increased material costs. SG&A expense declined due to lower corporate allocated costs, resulting in an improvement in operating income to 14.2% of sales from 13.1%.

Other

The “Other” category includes our Automotive Body Panels, Construction Services and Steel Packaging segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments. The following table presents a summary of operating results for the periods indicated:

	Three Months ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$71.0	100.0%	$53.8	100.0%	$17.2
Cost of goods sold	63.1	88.9%	47.9	89.0%	15.2

Gross margin	7.9	11.1%	5.9	11.0%	2.0
Selling, general and administrative expense	6.8	9.6%	5.0	9.3%	1.8
Restructuring charges	7.1	10.0%	1.1	2.0%	6.0

Operating loss	$(6.0)	-8.5%	$(0.2)	-0.4%	$(5.8)

Net sales and operating loss highlights were as follows:

—

Net sales rose $17.2 million to $71.0 million for the second quarter. Most of the increase was attributable to improved volumes in our Construction Services segment, while our Automotive Body Panels and Steel Packaging segments recognized smaller volume increases.

—

The operating loss widened by $5.8 million compared to last year, due to $7.1 million in restructuring charges, compared to $1.1 million in the prior year quarter. These charges include certain professional fees related to the Transformation Plan as well as early retirement and severance costs largely for corporate employees.

Year to Date - Fiscal 2009 Compared to Fiscal 2008

Consolidated Operations

The following table presents consolidated operating results:

	Six Months ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$1,658.6	100.0%	$1,472.6	100.0%	$186.0
Cost of goods sold	1,561.1	94.1%	1,323.8	89.9%	237.3

Gross margin	97.5	5.9%	148.8	10.1%	(51.3)
Selling, general and administrative expense	111.8	6.7%	108.3	7.4%	3.5
Goodwill impairment & restructuring charges	117.6	7.1%	9.0	0.6%	108.6

Operating income (loss)	(131.9)	-8.0%	31.5	2.1%	(163.4)
Miscellaneous expense	(1.7)	-0.1%	(3.3)	-0.2%	(1.6)
Interest expense	(12.1)	-0.7%	(10.0)	-0.7%	2.1
Equity in net income of unconsolidated affiliates	36.0	2.2%	29.9	2.0%	6.1
Income tax (expense) benefit	13.7	0.8%	(13.1)	-0.9%	(26.8)

Net earnings (loss)	$(96.0)	-5.8%	$35.0	2.4%	$(131.0)

Our year-to-date net loss of $96.0 million for fiscal 2009 represented a $131.0 million decrease in net earnings from the prior year as a result of the inventory write-down and goodwill impairment discussed earlier.

—

Net sales increased by $186.0 million from the prior year to $1,658.6 million. Higher average selling prices in nearly all business segments increased sales by $345.1 million, as the average market price of hot-rolled steel reached record highs in the first quarter of fiscal 2009, before experiencing a rapid, significant decline in the second quarter. Higher average selling prices were partially offset by decreased volumes of $159.1 million in our Steel Processing and Metal Framing segments.

—

Gross margin decreased $51.3 million from the prior year largely due to the $94.8 million inventory write-down, along with increased conversion costs ($26.6 million) and decreased volumes ($9.7 million). These declines were offset by increased spread between average selling prices and material costs of $79.9 million, realized in the first quarter. The inventory write-down, taken by our Steel Processing and Metal Framing segments, was necessitated by the rapid decline in average hot-rolled steel pricing in the second quarter of fiscal 2009 and weakened demand.

—

SG&A expense increased $3.5 million from the prior year, but declined as a percent of net sales, from 7.4% to 6.7%. We increased our reserve for bad debts by $2.9 million, primarily in our Steel Processing and Automotive Body Panels segments, for specific troubled accounts.

—

Goodwill impairment of $96.9 million and restructuring charges of $20.7 million for the first six months of fiscal 2009 compared to $9.0 million in restructuring charges last year. The restructuring charges related to the Transformation Plan, and include the previously announced layoffs and facility closures.

—

Miscellaneous expense decreased primarily due to the lower results at our consolidated joint venture, Spartan Steel Coating, LLC. Miscellaneous expense is where we deduct our minority partner’s interest in this consolidated joint venture. In addition, foreign currency gains from our European operations were lower than in the prior year period.

—

Interest expense increased $2.1 million compared to the prior year-to-date period as average short-term borrowings rose to support higher working capital needs in both the first and second quarters of this year.

—

Equity in net income of unconsolidated affiliates increased $6.1 million from last year’s results due to record results in the first quarter of fiscal 2009. Earnings were driven by strong performance at WAVE and the contribution of Serviacero Worthington, which began in the second quarter of last year, partially offset by our portion ($3.2 million) of Serviacero Worthington’s inventory write-down.

—

Due to the pre-tax loss for the six-month period, an income tax benefit of $13.7 million, or 12.5% of the pre-tax loss, was recorded in the current year. This compares to the $13.1 million tax expense, or 27.4% of the pre-tax income, recorded in the comparable prior year period.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$811.5	100.0%	$700.1	100.0%	$111.4
Cost of goods sold	792.7	97.7%	634.1	90.6%	158.6

Gross margin	18.8	2.3%	66.0	9.4%	(47.2)
Selling, general and administrative expense	45.7	5.6%	44.7	6.4%	1.0
Restructuring charges	0.5	0.1%	1.1	0.2%	(0.6)

Operating income (loss)	$(27.4)	-3.4%	$20.2	2.9%	$(47.6)

Material cost	$680.7		$532.3		$148.4
Tons shipped (in thousands)	1,297		1,650		(353)

Net sales and operating income (loss) highlights are as follows:

—

Net sales increased by $111.4 million from the prior year to $811.5 million. Higher average selling prices contributed $215.3 million to the overall increase while lower volumes reduced sales by $103.9 million. Average selling prices in fiscal 2009 reflected, in part, the record high market prices of hot-rolled steel reached during the period, before the rapid decline in the second quarter.

—

Operating income decreased $47.6 million compared to the prior year, resulting in an operating loss of $27.4 million. A write-down of $56.9 million was made to inventory in the second quarter, negatively impacting cost of goods sold. The write-down was necessitated by the significant decline in the market pricing of steel and deteriorating demand.

Metal Framing

The following table presents a summary of operating results for our Metal Framing segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$413.3	100.0%	$380.5	100.0%	$32.8
Cost of goods sold	414.1	100.2%	369.9	97.2%	44.2

Gross margin	(0.8)	-0.2%	10.6	2.8%	(11.4)
Selling, general and administrative expense	29.6	7.2%	30.2	7.9%	(0.6)
Goodwill impairment & restructuring charges	102.6	24.8%	4.4	1.2%	98.2

Operating loss	$(133.0)	-32.2%	$(24.0)	-6.3%	$(109.0)

Material cost	$337.9		$283.7		$54.2
Tons shipped (in thousands)	271		338		(67)

Net sales and operating loss highlights are as follows:

—

Net sales for the first six months rose $32.8 million from the prior year to $413.3 million. Increased average selling prices of $106.0 million more than offset the impact of lower volumes, which were down $73.2 million versus the same period a year ago.

—

Operating loss widened by $109.0 million in the first six months of the current fiscal year compared to the prior year due to a $96.9 million goodwill impairment charge, an inventory write-down of $37.9 million, and restructuring charges of $5.7 million. Improved profitability in the first quarter helped to offset these charges.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders segment for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$290.8	100.0%	$269.8	100.0%	$21.0
Cost of goods sold	229.2	78.8%	209.6	77.7%	19.6

Gross margin	61.6	21.2%	60.2	22.3%	1.4
Selling, general and administrative expense	22.8	7.8%	24.8	9.2%	(2.0)

Operating income	$38.8	13.3%	$35.4	13.1%	$3.4

Material cost	$137.8		$125.1		$12.7
Units shipped (in thousands)	22,520		22,215		305

Net sales and operating income highlights are as follows:

—	Net sales grew $21.0 million from the prior year to a record $290.8 million primarily due to selling price increases driven by higher raw material costs.

—

Operating income increased $3.4 million from the prior year to $38.8 million due to favorable spread between average selling prices and material costs and lower SG&A expenses. Gross margin as a percent of net sales declined due to increased raw material steel costs.

Other

The “Other” category includes our Automotive Body Panels, Construction Services and Steel Packaging segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the business segments.

The following table presents a summary of operating results for the periods indicated:

	Six Months Ended November 30,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$143.0	100.0%	$122.2	100.0%	$20.8
Cost of goods sold	125.1	87.5%	110.2	90.2%	14.9

Gross margin	17.9	12.5%	12.0	9.8%	5.9
Selling, general and administrative expense	13.5	9.4%	8.6	7.0%	4.9
Restructuring charges	14.6	10.2%	3.5	2.9%	11.1

Operating loss	$(10.2)	-7.1%	$(0.1)	-0.1%	$(10.1)

Net sales and operating loss highlights are as follows:

—

Net sales increased $20.8 million over the prior year as a result of increased sales in all segments, but primarily in Construction Services, which grew with the acquisition of Sharon Stairs in June 2008. Sharon Stairs contributed $9.7 million in net sales for the first half of fiscal 2009.

—

The operating loss widened to $10.2 million for the first six months compared to near break-even results in the comparable period of fiscal 2008. Restructuring charges related to the Transformation Plan negatively impacted earnings by $14.6 million compared to $3.5 million in the prior year, offset by increased profitability in our Construction Services segment. Although our Construction Services segment has been negatively impacted by the downturn in overall construction activity, it is growing as a result of its military end market.

Liquidity and Capital Resources

Despite the weak results and the weak economic environment, we were able to generate cash during the second quarter of fiscal 2009. We reduced short-term borrowings by $73.6 million, funded $15.5 million of capital expenditures, paid $13.4 million in dividends, and reduced the amount outstanding under our revolving trade accounts receivable securitization facility from $100 million to $60 million. The following table is a summary of our consolidated cash flows for the year-to-date period:

	Six Months Ended November 30,
(in millions)	2008	2007
Net cash provided by operating activities	$79.0	$96.7
Net cash used by investing activities	(68.3)	(50.0)
Net cash used by financing activities	(58.0)	(45.4)

Increase (decrease) in cash and cash equivalents	(47.3)	1.3
Cash and cash equivalents at beginning of period	73.8	38.3

Cash and cash equivalents at end of period	$26.5	$39.6

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures, mandatory debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our access to the capital markets may be limited.

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

During the first six months of fiscal 2009, net cash provided by operating activities decreased $17.8 million from the same period of fiscal 2008. This was due to lower net income. However, there was significant cash generated by a large decrease in inventories and receivables, partially offset by a decrease in accounts payable, resulting from lower raw material costs compared to those reported in the same period last year. Consolidated net working capital was $340.5 million at November 30, 2008, compared to $440.1 million at May 31, 2008.

As noted above, while an economic slowdown adversely affects sales, it generally decreases working capital needs. As the impact or ramifications of the current economic slowdown become known, we will continue to adjust operating activities and cash needs accordingly. We have identified actions we can take to conserve cash, as necessary, and trigger points at which to take these actions. These trigger points are largely influenced by our forecasted liquidity.

Investing Activities

Net cash used by investing activities increased $18.2 million for the first six months of fiscal 2009, primarily due to proceeds from the sale of short-term investments in the prior year.

Capital expenditures represent cash used for investment in property, plant and equipment and increased $3.6 million from the prior year. We anticipate that our fiscal 2009 capital spending, excluding acquisitions, will be slightly higher than depreciation for the year. The major projects underway involve expanding capacity at our Delta, Ohio, steel galvanizing plant and our Austrian high-pressure cylinder plant.

Investment activities are largely discretionary and future investment activities could be reduced significantly or eliminated as economic conditions warrant.

Financing Activities

The net cash used by financing activities increased by $12.6 million. This was primarily due to a decrease in short-term borrowings partially offset by lower common share repurchases and proceeds from issuance of common shares.

Our credit ratings at November 30, 2008, were unchanged from those reported as of May 31, 2008. On December 16, 2008, Standard and Poor’s revised its outlook on the Company to negative from stable. At the same time, they affirmed our ‘BBB’ corporate credit rating.

Long-term debt – As of November 30, 2008, we were in compliance with our long-term debt covenants and expect to remain compliant in the future. Our long-term debt agreements do not include ratings triggers or material adverse change provisions. We are examining our options to pre-fund the 6.70% Notes due December 2009, although our options may be limited by the current financing environment.

Short-term debt – We maintain a $435.0 million five-year revolving credit facility, which expires in May 2013, except for a $35.0 million commitment by one lender, which expires in September 2010. We were in compliance with our short-term debt covenants at November 30, 2008. Our short-term debt agreements do not include ratings triggers or material adverse change provisions. Borrowings under this revolver have maturities of less than one year but can be reborrowed during the term of the facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At November 30, 2008, borrowings under the facility bore interest at rates based on LIBOR. We had $310.0 million available to us under this facility at November 30, 2008, compared to $309.6 million available to us at May 31, 2008.

Our most restrictive debt covenants require us to maintain an interest coverage ratio (adjusted EBITDA divided by interest expense, on a trailing 12-month basis) of at least 3.25 times and total indebtedness to total capital of not more than 55%.

We also have a $100.0 million revolving trade accounts receivable securitization facility, of which $60.0 million was utilized at November 30, 2008, and $100.0 million at May 31, 2008 (see the description that follows under “Off-Balance Sheet Arrangements”). The securitization facility is backed by a committed liquidity facility that expires during January 2009. We are in the process of renewing the committed liquidity facility with PNC Bank (subject to bank credit approval and documentation) and we expect this to be completed prior to expiration of the current liquidity facility.

We also have $30.0 million of uncommitted credit lines available at the discretion of several banks. These facilities are established with major domestic banks and accrue interest at variable rates, which are primarily LIBOR-based. We had $30.0 million available to us under these lines at November 30, 2008, and May 31, 2008. Since these lines are discretionary, we do not count on them for a consistent source of liquidity.

We also provided $9.1 million in letters of credit for third party beneficiaries as of November 30, 2008. The letters of credit secure potential obligations of our insurance providers. These letters can be drawn at any time at the option of the beneficiaries.

Common shares – We declared a quarterly dividend during the second quarter of fiscal 2009 of $0.17 per common share, unchanged from the first quarter of fiscal 2009. Dividends paid on our common shares totaled $26.9 million and $28.2 million in the first six months of fiscal 2009 and fiscal 2008. We currently have no material contractual or regulatory restrictions on the payment of dividends.

In the first six months of fiscal 2009, we purchased 650,000 common shares for a total of $12.4 million. These purchases were made under the authorization to repurchase up to 10,000,000 common shares announced in September 2007. A total of 8,449,500 common shares were available under this repurchase authorization as of November 30, 2008. Future purchases may occur from time to time on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flow from operations and general economic conditions.

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

Off-Balance Sheet Arrangements

We maintain a $100.0 million revolving trade accounts receivable securitization facility which expires in January 2011. Transactions under the facility have been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under this facility are excluded from accounts receivable in the consolidated financial statements. As of November 30, 2008 and May 31, 2008, $60.0 million and $100.0 million, respectively, of undivided ownership interests in this pool of accounts receivable had been sold.

Recently Issued Accounting Standards

Effective June 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for our financial assets and liabilities after May 31, 2008, and will be effective for our non-financial assets and liabilities after May 31, 2009. Adopting SFAS No. 157 for our non-financial assets and liabilities is not expected to materially impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R ) (“SFAS No. 158”), to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at May 31, 2007. The measurement date provision of SFAS No. 158 is effective at May 31, 2009, and is not expected to materially impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and is not expected to materially impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and will require a change in the presentation of the minority interest in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), to improve the transparency of financial reporting by requiring enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective December 1, 2008.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2008 Form 10-K.

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we have increased our allowance for uncollectible accounts by $4.0 million to $8.9 million since our prior fiscal year end. This increase is principally tied to customers in the automotive industry and, based on our current information, we believe it is sized appropriately. However, if the economic environment deteriorates further, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. As previously mentioned, the rapid decline in steel prices resulted in a situation where our inventories were recorded at values in excess of current market prices, which required a $98.0 million write-down in the value of our inventories. The calculation of this write-down required the significant use of estimates to determine the replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory.

We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. As of November 30, 2008, and May 31, 2008, we had deferred $9.3 million and $9.1 million, respectively, of revenue related to pricing disputes.

We review the carrying value of our long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. As a result of this review, we recorded a goodwill impairment charge of $96.9 million in the second quarter of fiscal 2009 related to the declining economy and markets of the Metal Framing segment.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2008). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2008) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2008:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2008	-	-	-	8,449,500
October 1-31, 2008	-	-	-	8,449,500
November 1-30, 2008	-	-	-	8,449,500

Total	-	-	-

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of November 30, 2008. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

10.1	Form of Non-Qualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on September 24, 2008 [Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)]

10.2	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008 [Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)]

10.3	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan to be entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to employees of Worthington Industries, Inc.

10.4	Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008) [Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated and filed on September 30, 2008 (SEC File No. 1-8399)]

10.5	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective December 2008)

10.6	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (Restatement effective November 1, 2008)

10.7	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (Restatement effective November 1, 2008)

10.8	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Restatement effective November 1, 2008)

10.9	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (Restatement effective November 1, 2008)

10.10	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2009	By:	/s/ B. Andrew Rose
B. Andrew Rose, Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Location

10.1	Form of Non-Qualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on September 24, 2008	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)

10.2	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)

10.3	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan to be entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to employees of Worthington Industries, Inc.	Filed herewith

10.4	Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated and filed on September 30, 2008 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective December 2008)	Filed herewith

10.6	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (Restatement effective November 1, 2008)	Filed herewith

10.7	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (Restatement effective November 1, 2008)	Filed herewith

10.8	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Restatement effective November 1, 2008)	Filed herewith

10.9	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (Restatement effective November 1, 2008)	Filed herewith

10.10	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith