Form 10-Q
period 2009-02-28
WORTHINGTON INDUSTRIES INC
filed 2009-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of March 31, 2009, 78,945,237 of the registrant’s common shares, without par value, were outstanding.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. –Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

—	business plans or to future or expected performance, sales, operating results and earnings per share;
—	projected capacity and working capital needs;
—	demand trends;
—	pricing trends for raw materials and finished goods;
—	anticipated capital expenditures and asset sales;
—	anticipated improvements and efficiencies in operations, sales and sourcing and the results thereof;
—	anticipated impacts of transformation efforts;
—	projected timing, results, costs, charges and expenditures related to headcount reductions and facility dispositions, shutdowns and consolidations;
—	the alignment of operations with demand;
—	the ability to take advantage of future opportunities, new products and markets;
—	expectations for Company and customer inventories, jobs and orders;
—	expectations for the economy and markets;
—	expected benefits from turnaround plans, cost reduction efforts and other new initiatives;
—	expectations for improving margins and increasing shareholder value; and
—	effects of judicial rulings; and
—	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

—	the effect of regional, national, and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
—	the effect of conditions in national and worldwide financial markets;
—	product demand and pricing;
—	changes in product mix, product substitution and market acceptance of the Company’s products;
—	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and related industries;
—	failure to maintain appropriate levels of inventories;
—	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom the Company does business;
—	the ability to realize targeted expense reductions from head count reductions, facility closures and other cost reduction efforts;
—	the ability to realize other cost savings and operational, sales and sourcing improvement and efficiencies on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies therefrom;
—	capacity levels and efficiencies within facilities and within the industry as a whole;
—

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

—	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
—	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposure;
—	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
—	adverse claims experience with respect to workers’ compensation, product recalls or liability, casualty events or other matters;
—	deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;
—	level of imports and import prices in the Company’s markets;
—	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
—

other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	February 28, 2009	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$31,943	$73,772
Receivables, less allowances of $14,480 and $4,849 at February 28, 2009 and May 31, 2008	215,050	384,354
Inventories:
Raw materials	186,866	350,256
Work in process	59,884	123,106
Finished products	118,772	119,599

Total inventories	365,522	592,961
Income taxes receivable	25,410	—
Assets held for sale	2,025	1,132
Deferred income taxes	54,659	17,966
Prepaid expenses and other current assets	35,271	34,785

Total current assets	729,880	1,104,970

Investments in unconsolidated affiliates	102,440	119,808
Goodwill	98,293	183,523
Other assets	38,634	29,786
Property, plant & equipment, net	519,697	549,944

Total assets	$1,488,944	$1,988,031

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$212,189	$356,129
Notes payable	7,840	135,450
Accrued compensation, contributions to employee benefit plans and related taxes	29,711	59,619
Dividends payable	13,452	13,487
Distributions in excess of investment in unconsolidated affiliates	18,723	—
Other accrued items	53,751	68,545
Income taxes payable	7,465	31,665

Total current liabilities	343,131	664,895

Other liabilities	37,826	49,785
Long-term debt	245,400	245,000
Deferred income taxes	109,405	100,811

Total liabilities	735,762	1,060,491

Minority interest	40,044	42,163
Shareholders’ equity	713,138	885,377

Total liabilities and shareholders’ equity	$1,488,944	$1,988,031

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales	$501,125	$725,667	$2,159,697	$2,198,286
Cost of goods sold	461,204	649,940	2,022,293	1,973,764

Gross margin	39,921	75,727	137,404	224,522

Selling, general and administrative expense	47,778	53,494	159,520	161,766
Goodwill impairment	—	—	96,943	—
Restructuring charges	16,309	4,179	36,997	13,217

Operating income (loss)	(24,166)	18,054	(156,056)	49,539
Other income (expense):
Miscellaneous expense	(3,327)	(818)	(5,079)	(4,157)
Gain on sale of investment in Aegis	8,331	—	8,331	—
Interest expense	(4,289)	(5,702)	(16,408)	(15,710)
Equity in net income of unconsolidated affiliates	3,814	15,665	39,857	45,577

Earnings (loss) before income taxes	(19,637)	27,199	(129,355)	75,249
Income tax expense (benefit)	(21,191)	8,897	(34,879)	22,039

Net earnings (loss)	$1,554	$18,302	$(94,476)	$53,210

Average common shares outstanding—basic	78,856	80,184	78,892	81,879

Earnings (loss) per share—basic	$0.02	$0.23	$(1.20)	$0.65

Average common shares outstanding—diluted	78,856	80,214	78,892	82,480

Earnings (loss) per share—diluted	$0.02	$0.23	$(1.20)	$0.65

Common shares outstanding at end of period	78,892	79,304	78,892	79,304

Cash dividends declared per share	$0.17	$0.17	$0.51	$0.51

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Operating activities
Net earnings (loss)	$1,554	$18,302	$(94,476)	$53,210
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	15,848	15,768	48,227	46,990
Goodwill impairment	-	-	96,943	-
Restructuring charges, non-cash	4,665	1,378	7,611	4,108
Provision for deferred income taxes	26,876	(10,169)	(23,296)	(3,693)
Gain on sale of investment in Aegis	(8,331)	-	(8,331)	-
Equity in net income of unconsolidated affiliates, net of distributions	29,085	(2,665)	21,543	(3,177)
Minority interest in net income of consolidated subsidiaries	2,181	1,212	3,743	5,199
Net loss (gain) on assets	502	(115)	512	2,827
Stock-based compensation	1,448	1,203	4,051	2,965
Excess tax benefits - stock-based compensation	-	(44)	(355)	(2,292)
Changes in assets and liabilities:
Receivables	122,679	(38,576)	202,125	(13,012)
Inventories	94,334	(42,852)	234,620	(42,215)
Prepaid expenses and other current assets	(22,821)	3,165	(28,558)	3,037
Other assets	244	221	899	(131)
Accounts payable and accrued expenses	(132,011)	66,591	(245,202)	56,846
Other liabilities	(11,567)	(1,988)	(16,375)	(2,482)

Net cash provided by operating activities	124,686	11,431	203,681	108,180

Investing activities
Investment in property, plant and equipment, net	(19,256)	(10,612)	(49,495)	(37,233)
Acquisitions, net of cash acquired	(150)	16	(40,375)	(2,225)
Distributions from (investments in) unconsolidated affiliates, net	6,680	(526)	3,542	(47,569)
Proceeds from sale of assets	2,101	510	5,559	802
Proceeds from sale of investments in unconsolidated affiliates	22,195	-	24,045	-
Sales of short-term investments	-	-	-	25,562

Net cash provided (used) by investing activities	11,570	(10,612)	(56,724)	(60,663)

Financing activities
Net proceeds from (payments on) short-term borrowings	(118,139)	70,100	(135,525)	131,650
Principal payments on long-term debt	(4)	-	(252)	-
Proceeds from issuance of common shares	785	98	2,528	13,146
Excess tax benefits - stock-based compensation	-	44	355	2,292
Payments to minority interest	-	(3,840)	(3,216)	(10,560)
Repurchase of common shares	-	(38,475)	(12,402)	(125,785)
Dividends paid	(13,398)	(13,868)	(40,274)	(42,105)

Net cash provided (used) by financing activities	(130,756)	14,059	(188,786)	(31,362)

Increase (decrease) in cash and cash equivalents	5,500	14,878	(41,829)	16,155
Cash and cash equivalents at beginning of period	26,443	39,554	73,772	38,277

Cash and cash equivalents at end of period	$31,943	$54,432	$31,943	$54,432

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended February 28, 2009 and February 29, 2008

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we”, “our”, “Worthington” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) included in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009 (“fiscal 2009”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“fiscal 2008”) of Worthington Industries, Inc. (the “2008 Form 10-K”).

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

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales
Steel Processing	$192,471	$350,402	$1,003,950	$1,050,486
Metal Framing	137,210	182,789	550,495	563,275
Pressure Cylinders	117,531	138,287	408,330	408,099
Other	53,913	54,189	196,922	176,426

Consolidated	$501,125	$725,667	$2,159,697	$2,198,286

Operating income (loss)
Steel Processing	$(18,643)	$10,030	$(46,097)	$30,276
Metal Framing	(6,049)	(7,562)	(139,071)	(31,610)
Pressure Cylinders	13,136	13,889	51,958	49,285
Other	(12,610)	1,697	(22,846)	1,588

Consolidated	$(24,166)	$18,054	$(156,056)	$49,539

Pre-tax restructuring charges
Steel Processing	$2,606	$-	$3,079	$1,096
Metal Framing	5,854	2,466	11,504	6,905
Pressure Cylinders	-	103	7	103
Other	7,849	1,610	22,407	5,113

Consolidated	$16,309	$4,179	$36,997	$13,217

(in thousands)	February 28, 2009	May 31, 2008
Total assets
Steel Processing	$542,023	$942,885
Metal Framing	263,809	527,446
Pressure Cylinders	353,481	437,159
Other	329,631	80,541

Consolidated	$1,488,944	$1,988,031

NOTE C – Comprehensive Income

The components of total comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net earnings (loss)	$1,554	$18,302	$(94,476)	$53,210
Foreign currency translation	(2,281)	2,575	(25,424)	11,400
Cash flow hedges	593	(3,341)	(5,450)	(12,068)
Other	(1,109)	415	(1,109)	126

Total comprehensive income (loss)	$(1,243)	$17,951	$(126,459)	$52,668

NOTE D – Stock-Based Compensation

We granted non-qualified stock options during the nine months ended February 28, 2009, covering 574,450 common shares under our stock-based compensation plans. The weighted average option price of $19.24 per share was equal to the weighted average of the market prices of the underlying common shares at the grant dates. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant dates, was $5.57 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $2,666,000, which will be recognized on a straight-line basis over the vesting period of the stock options. The following assumptions were used to value the stock options:

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

We granted 22,850 restricted common shares during the nine months ended February 28, 2009, under our stock-based compensation plans. The weighted average fair value of these restricted common shares was $15.95 per share, the market price of the underlying common shares at the grant date. The calculated pre-tax stock-based compensation expense for these restricted common shares is $364,000, which will be recognized on a straight-line basis over the vesting period.

NOTE E – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Defined benefit plans:
Service cost	$218	$253	$669	$751
Interest cost	326	301	991	895
Expected return on plan assets	(306)	(321)	(917)	(963)
Net amortization and deferral	55	60	165	180

Net pension cost of defined benefit plans	$293	$293	$908	$863

Pension plan assets experienced a significant loss in fair value from the recent market downturn. This is not expected to have a material affect on our future annual pension expense as gains or losses are deferred over our average future service life of 12 years. No contributions, which are calculated at the beginning of the year, will be required to fund our defined benefit pension plans in fiscal 2009; however, we anticipate contributions of approximately $1,400,000 in fiscal 2010.

NOTE F – Income Taxes

Income tax expense (benefit) for the first nine months of fiscal 2009 and fiscal 2008 reflects an estimated annual effective income tax rate of 27.0% and 29.3%, respectively. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. The reduction in the estimated rate is primarily due to goodwill that is non-deductible for tax purposes, partially offset by the losses in domestic operations and reduced forecasted income from foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2009 could be materially different from the forecasted rate as of the end of the third quarter of fiscal 2009.

Income tax benefit for the first nine months of fiscal 2009 was calculated using the estimated annual effective income tax rate for fiscal 2009 and included a $2,006,000 net adjustment to reduce other estimated tax liabilities and a deferred tax benefit of $13,588,000 for the portion of the goodwill impairment (see “Note M – Goodwill Impairment”) that is deductible for tax purposes. Income tax expense for the first nine months of fiscal 2008 was calculated using the estimated annual effective income tax rate for fiscal 2008, and included a $430,000 net adjustment to reduce other estimated tax liabilities and deferred tax valuation allowances, which was partially offset by an increase to deferred tax liabilities for state and foreign tax law changes.

NOTE G – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that are not controlled through majority ownership or otherwise are accounted for using the equity method. At February 28, 2009, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (“WAVE”) (50%), TWB Company, L.L.C. (45%), Worthington Specialty Processing (“WSP”) (51%), Serviacero Planos, S.A. de C.V. (50%), and LEFCO Worthington, LLC (49%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

We received distributions from unconsolidated affiliated companies totaling $68,080,000 during the nine months ended February 28, 2009. During the three months ended February 28, 2009, we received distributions from WAVE in excess of our investment balance, which created a negative balance in our investment account of $18,723,000 at February 28, 2009. The accounting treatment of excess distributions for a general partnership is to reclassify the negative balance to the liability section of the balance sheet, which was done during the current quarter. We will continue to record equity in net income from WAVE as a debit to the investment account, and when it becomes positive, it will again be shown as an asset on the balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation, etc.), we will record any balance in the liability as immediate income or gain.

Combined financial information for these affiliated companies is summarized in the following table:

(in thousands)			February 28, 2009	May 31, 2008
Cash			$83,610	$79,538
Other current assets			180,433	225,469
Noncurrent assets			169,201	194,169

Total assets			$433,244	$499,176

Current liabilities			$80,878	$124,258
Long-term debt			150,604	101,411
Other noncurrent liabilities			25,826	34,394
Equity			175,936	239,113

Total liabilities and equity			$433,244	$499,176

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales	$134,315	$181,368	$574,960	$531,006
Gross margin	23,052	47,900	143,169	142,876
Depreciation and amortization	2,976	2,976	11,056	9,301
Interest expense	955	1,946	2,957	6,338
Income tax expense	(2,885)	2,021	7,330	6,037
Net earnings	5,533	30,798	85,252	90,861

On June 2, 2008, we made an additional capital contribution of $392,000 to Viking & Worthington Steel Enterprise, LLC (“VWSE”). The other member in the joint venture did not make its contribution as required by the operating agreement. As a result, we now own 100% of VWSE, which has been fully consolidated in our financial statements since the beginning of fiscal 2009. VWSE has closed its manufacturing operations and its business is being handled by the consolidated operations of the Steel Processing segment.

On October 1, 2008, we expanded and modified WSP, our joint venture with United States Steel Corporation (“U.S. Steel”). U.S. Steel contributed ProCoil Company, LLC, its steel processing facility in Canton, Michigan, and we contributed Worthington Steel Taylor, our steel processing subsidiary in Taylor, Michigan, with a book value of $13,851,000 and $2,500,000 of cash.

During October 2008, we sold our 49% equity interest in Canessa Worthington Slovakia s.r.o. for approximately $3,700,000 to the Magnetto Group, the other member of the joint venture. The gain on the transaction was immaterial.

During January 2009, we sold our 60% equity interest in Aegis Metal Framing, LLC for approximately $24,000,000 to MiTek Industries, Inc., the other member of the joint venture. This resulted in a gain of $8,331,000.

During April 2009, we sold our 50% equity interest in Accelerated Building Technologies, LLC to NOVA Chemicals Corporation, the other member of the joint venture. The sales price and loss on the transaction were immaterial.

NOTE H – Restructuring

In the first quarter of fiscal 2008, we announced the initiation of a Transformation Plan (the “Plan”) with the overall goal to increase the Company’s sustainable earnings potential. The Plan is being implemented over a three-

year period and focuses on cost reduction, margin expansion and organizational capability improvements, and in the process drives excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing business segments.

To assist in the development and implementation of the Plan, a consulting firm has been retained. The services provided by this firm include diagnostic tools, performance improvement technologies, project management techniques, benchmarking information, and insights that directly relate to the Plan and, accordingly, their fees have been included in restructuring charges. To date, the following actions have been taken:

—	On September 25, 2007, we announced the closure or downsizing of five locations in our Metal Framing segment. These actions were completed as of May 31, 2008.

—	During the first quarter of fiscal 2009, the Metal Framing corporate offices were moved from Pittsburgh and Blairsville, Pennsylvania to Columbus, Ohio.

—	Headcount was reduced through a combination of voluntary retirement and severance packages.

—

On October 23, 2008, we announced the closure of two facilities, one Steel Processing (Louisville, Kentucky) and one Metal Framing (Renton, Washington), and headcount reductions of 282. The Louisville facility was closed at February 28, 2009, and the Renton facility closed on December 31, 2008.

—

On December 5, 2008, we announced the closure and suspension of operations at three Metal Framing facilities and headcount reductions in Steel Processing of 186 and in Metal Framing of 125. The Lunenburg, Massachusetts facility closed on February 28, 2009, and operations suspended in Miami, Florida and Phoenix, Arizona on February 28, 2009.

In connection with the Plan, a total of $55,108,000 has been recorded to date as restructuring charges in the consolidated statements of earnings: $18,111,000 was incurred in fiscal 2008, and $36,997,000 was incurred during the first nine months of fiscal 2009. Restructuring charges for the first nine months of fiscal 2009 are summarized as follows:

In thousands	5/31/2008 Liability	Expense	Payments	Adjustments	2/28/2009 Liability
Early retirement and severance	$1,143	$6,511	$(3,350)	$-	$4,304
Other costs	1,710	22,875	(17,939)	-	6,646

	$2,853	29,386	$(21,289)	$-	$10,950

Non-cash charges		7,611

Total		$36,997

Cash expenditures of $21,289,000, associated with implementing the Plan, were paid during the first nine months of fiscal 2009, with the remainder to be paid during the last quarter of fiscal 2009 and the first quarter of fiscal 2010. Certain cash payments associated with lease terminations may be paid over the remaining lease terms.

NOTE I – Business Interruption

On January 5, 2008, Severstal North America, Inc. (“Severstal”) experienced a furnace outage. Severstal is a primary steel supplier to, and a minority partner in, our Spartan Steel Coating, LLC joint venture (“Spartan”). Severstal is also a steel supplier to some of our other Steel Processing locations and to our Pressure Cylinders segment. Business interruption losses were incurred through February 28, 2009 in the form of lost sales and added costs for material, freight, scrap, and other items. As of February 28, 2009, the additional expenses incurred for material costs, freight and scrap in excess of our deductible, have been offset by proceeds from our insurance company. Net proceeds of $5,749,000 from final settlement of the insurance claim were recorded in cost of goods sold during the three months ended February 28, 2009, to offset the reduced profit from lost sales at Spartan. Miscellaneous expense was increased $2,760,000, as our partner’s portion of the net proceeds was eliminated from our consolidated earnings.

NOTE J – Acquisitions

On June 2, 2008, Worthington purchased substantially all of the assets of The Sharon Companies Ltd. (“Sharon Stairs”) for $37,150,000. Sharon Stairs designs and manufactures steel egress stair systems for the commercial construction market, and operates one manufacturing facility in Akron, Ohio. It operates as part of Worthington Integrated Building Systems, LLC (“WIBS”). The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value allocated to the net assets. The purchase price allocated to intangibles will be amortized over a weighted average life of 13 years.

The allocation was as follows:

In thousands
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

On July 31, 2008, our Worthington Steelpac Systems, LLC subsidiary purchased the assets of Laser Products (“Laser”) for $3,425,000. Laser is a steel rack fabricator primarily serving the auto industry with locations in North Lewisburg, Ohio, and Greensburg, Indiana. The purchase price was allocated to working capital, fixed assets and customer list. The purchase price allocated to the customer list will be amortized over ten years.

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

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with SFAS No. 157, we measured our derivative contracts at fair value. We classified these as level 2 assets and liabilities for purposes of SFAS No. 157 as they are based upon models utilizing market observable inputs and credit risk.

At February 28, 2009, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Foreign currency derivative contracts	$-	$349	$-	$349

Liabilities
Foreign currency derivative contracts	$-	$782	$-	$782
Interest rate derivative contracts	-	7,824	-	7,824

Total liabilities	$-	$8,606	$-	$8,606

NOTE L – Inventory

During the second quarter ended November 30, 2009, we recorded an inventory write-down adjustment totaling $98,021,000. Of this amount, $94,853,000 related to the consolidated operations of the Steel Processing and Metal Framing segments and is recorded in cost of goods sold, while $3,168,000 related to our portion of the loss recorded by our Mexican steel processing joint venture, and is recorded in equity in net income of unconsolidated affiliates. These adjustments were necessitated by the speed and severity of the recent decline in demand and steel pricing. During the third quarter ended February 28, 2009, an additional write-down of $716,000 was recorded.

NOTE M – Goodwill Impairment

Due to industry changes, weakness in the construction market, and the depressed results in the Metal Framing segment over the last year, we have tested this business segment for impairment on a quarterly basis. Given the significant decline in the economy during the second quarter of fiscal 2009 and its impact on the construction market, we revised the forecasted cash flows and discount rate assumptions used in our previous valuations of this business segment. The forecasted cash flows were revised downward due to the significant decline in, and the future uncertainty of, the economy. The discount rate, based on our current cost of debt and equity capital, was changed due to the increased risk in our forecast. After reviewing the revised valuation and the fair value estimates of the remaining assets, it was determined that the value of the business no longer supported its $96,943,000 goodwill balance. As a result, the full amount was written-off in the second quarter ended November 30, 2008. During the third quarter ended February 28, 2009, a final determination of the fair values of the remaining assets required no adjustment to the write-down.

NOTE N – Debt

We have $145,000,000 of 6.7% senior notes (the “senior notes”) due December 1, 2009. At February 28, 2009, we had a $435,000,000 multi-year revolving credit facility (the “facility”) with a group of lenders. The facility matures in May 2013, except for a $35,000,000 commitment by one lender, which expires in September 2010. The outstanding balance under the facility at February 28, 2009 was $7,840,000 ($427,160,000 available). We have the intent and ability to refinance the senior notes (due December 2009) on a long-term basis by using the facility; therefore, the senior notes continue to be classified as long-term.

NOTE O – Derivative Instruments and Hedging Activities

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), was effective December 1, 2008 and requires certain disclosures on our derivatives and hedging activities. These disclosures follow.

We do not engage in currency or commodity speculation and generally enter into derivatives only to hedge specific interest, foreign currency or commodity transactions. All derivatives are accounted for using mark-to-market accounting. Gains or losses from these transactions offset gains or losses of the assets, liabilities or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated. Counterparty hedging agreements include master netting arrangements.

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

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials and utility requirements. The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments are used to manage a portion of our exposure to fluctuations in the cost of natural gas and zinc. No derivatives are held for trading purposes.

The fair value of derivatives at February 28, 2009 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Receivables	$-	Accounts payable	$1,134
	Other assets	-	Other liabilities	6,690

Totals		-		7,824

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Receivables	349	Accounts payable	636
	Other assets	-	Other accrued items	146

Totals		349		782

Total Derivatives		$349		$8,606

The effect of derivative instruments on the consolidated statement of earnings is summarized in the following tables:

Derivatives designated as cash flow hedging instruments under SFAS 133:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended February 28, 2009:
Interest rate contracts	$456	Interest expense	$(515)	Interest expense	$-
Commodity contracts	59	Cost of goods sold	174	Cost of goods sold	-

Totals	$515		$(341)		$-

For the nine months ended February 28, 2009:
Interest rate contracts	$(7,921)	Interest expense	$(1,057)	Interest expense	$-
Commodity contracts	(847)	Cost of goods sold	2,306	Cost of goods sold	-

Totals	$(8,768)		$1,249		$-

Derivatives not designated as hedging instruments under SFAS 133:

		Gain (Loss) Recognized in Earnings
(in thousands)	Location of Gain (Loss) Recognized in Earnings	Three Months Ended	Nine Months Ended
		February 28, 2009
Commodity contracts	Cost of goods sold	$(47)	$(1,433)
Foreign exchange contracts	Miscellaneous expense	192	8,707

Totals		$145	$7,274

The gain (loss) on these derivatives significantly offset the gain (loss) on the hedged items.

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

We are primarily a diversified metal processing company focused on value-added steel processing and manufactured metal products. As of February 28, 2009, excluding our joint ventures, we operated 41 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Other business segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Construction Services and Steel Packaging. We also held equity positions in 6 joint ventures, which operated 20 manufacturing facilities worldwide.

Overview

While there were many factors that affected our results, the third quarter of fiscal 2009 was most affected by the ongoing financial crisis and the recession. Demand throughout most sectors of the economy decreased significantly in the third quarter, and construction and automotive, our two largest markets, were hit particularly hard. Normal seasonal shutdowns were greatly extended by many customers, while others put off placing orders as they worked to correct their own inventory levels.

Market & Industry Overview

For the three months ended February 28, 2009, our sales breakdown by end user market is illustrated by the chart below.

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

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing segment. Just less than half of the sales of our Steel Processing segment, and substantially all of the sales of our Automotive Body Panels segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Big Three automakers”), has a considerable impact on the customers within these two segments. These segments are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the sales from two of our unconsolidated joint ventures also go to the automotive end market. These sales are not consolidated in our results; however, adding our ownership percentage of joint venture automotive market sales to our reported sales would not materially change the sales breakdown in the previous chart.

The sales of our Pressure Cylinders and Steel Packaging segments, and approximately 30% of the sales of our Steel Processing segment, are to other markets such as agriculture, appliance, leisure and recreation, distribution and transportation, HVAC, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these segments.

We use the following information to monitor our cost and major end markets:

	Three Months Ended,			Nine Months Ended,
	Feb. 28, 2009	Feb. 29 2008	Inc / (Dec)	Feb. 28, 2009	Feb. 29 2008	Inc / (Dec)
U.S. GDP (% growth year-over-year)	-1.0%	2.5%	-3.5%	0.0%	2.4%	-2.4%
Hot-Rolled Steel ($ per ton) [1]	$527	$623	($96)	$822	$556	$266
Big Three Auto Build (000’s vehicles) [2]	993	2,000	(1,007)	4,544	6,703	(2,159)
No. America Auto Build (000’s vehicles) [2]	1,758	3,378	(1,620)	7,995	11,115	(3,120)
Dodge Index	88	115	(27)	103	122	(20)
Framing Lumber ($ per 1,000 board ft) [3]	$203	$253	($50)	$239	$273	($34)
Zinc ($ per pound) [4]	$0.51	$1.08	($0.57)	$0.66	$1.31	($0.65)
Natural Gas ($ per mcf) [5]	$5.44	$7.46	($2.02)	$8.10	$6.90	$1.20
Retail Diesel Prices, All Types ($ per gallon) [6]	$2.80	$3.44	($0.64)	$3.57	$3.15	$0.42

[1]	CRU Index; period average [2] CSM Autobase [3] Random Lengths; period average [4] LME Zinc; period average
[5]	NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

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

In recent quarters, the market price of hot-rolled steel has been one of the most significant factors impacting selling prices and has materially impacted earnings. In a rising price environment, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, we typically have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results.

No single customer contributed more than 4% of our consolidated net sales for the quarter. While our automotive business is largely driven by the production schedules of the Big Three automakers, our customer base is much broader and includes many of their suppliers as well. Production has declined for domestic automakers in recent quarters and is currently severely depressed due to the uncertain financial markets, declining demand and the recessionary economic climate. Because of lower production and higher inventories of unsold cars, automakers and their suppliers have significantly reduced production schedules. We continue to pursue customer diversification beyond the Big Three automakers and their suppliers, and, in recent quarters, we have increased our business in other markets such as energy and agriculture.

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it tracks actual construction starts. The relative price of framing lumber, an alternative construction material against which we compete, can also affect our Metal Framing segment, as certain applications may permit the use of this alternative building material.

The market trends of certain other commodities such as zinc, natural gas and diesel fuel can be important to us as they represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense. Although these costs decreased in the third quarter of fiscal 2009, the impact was dwarfed by the negative impacts of lower demand and the dramatic decline in steel prices.

Transformation Plan

Cost reduction efforts, announced in the first quarter of fiscal 2008, grew into a broader program called the Transformation Plan by the fourth quarter of fiscal 2008. The Transformation Plan includes a focus on cost reduction, margin expansion and organizational capability improvements, as well as an effort to develop excellence in three core competencies: sales, operations and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in our Steel Processing and Metal Framing business segments. The goal of the Transformation Plan is to increase our Company’s sustainable earnings potential.

The initial cost reduction effort identified opportunities for $39.0 million in annual savings in overhead expense reductions, early retirements, and plant closures, exclusive of the expenses related to achieving these savings. To date, $31.3 million of the $39.0 million in annual saving initiatives has been realized, of which $12.8 million in savings was realized in the first nine months of fiscal 2009. Since the plan was expanded into Steel Processing and Metal Framing operations, we have identified an additional $70.0 million in increased annual earnings opportunities, of which over $30.0 million have been executed. Restructuring charges associated with the Transformation Plan totaled $37.0 million in the first nine months of fiscal 2009. Additional charges are expected during the life of the Transformation Plan including charges related to professional fees, facility closures, and employee severance and relocation.

State of our Business & Outlook

Our results reflect the rapid decline in demand and steel pricing associated with the global economic recession and its impact on end markets that first took hold in our second quarter. Steel pricing continued to fall during the third quarter, but the weakened demand was the main factor driving down our results.

We have continued to focus on reducing costs, increasing asset utilization and driving improvements in our operations, from which we have seen positive results. However, given the current market and economic conditions, particularly those related to our Steel Processing and Metal Framing segments, we face difficulties in the next quarter despite the fourth quarter being a historically strong seasonal quarter. In response to the challenging environment, we have taken, or announced, the following actions this fiscal year:

—	Reduced workforce of approximately 600 in our Steel Processing and Metal Framing segments through a combination of plant closings and layoffs.

—

Closed three facilities, one Steel Processing (Louisville, Kentucky) and two Metal Framing (Renton, Washington and Lunenburg, Massachusetts). In addition, two Metal Framing facilities have suspended operations indefinitely (Miami, Florida and Phoenix, Arizona). See “Note [H] – Restructuring” for more information on headcount reductions and facility closures.

—

Sold our interests in three joint ventures: our 49% equity interest in Canessa Worthington Slovokia (“Slovakia”); our 60% equity interest in Aegis Metal Framing, LLC (“Aegis”); and our 50% equity interest in Accelerated Building Technologies, LLC (“ABT”). See “Note [G] – Investments in Unconsolidated Affiliates” for more information on these actions.

—

Expanded our Worthington Steel Processing joint venture with United States Steel Corporation (“U.S. Steel”), which consolidated steel processing operations in eastern Michigan. U.S. Steel contributed Procoil Company, LLC, its steel processing facility in Canton, Michigan, and we contributed Worthington Steel

Taylor, our steel processing subsidiary in Taylor, Michigan, plus $2.5 million of cash, increasing our ownership interest from 50% to 51%.

We will continue to pursue opportunities for enhancing margin, developing new customers, improving our supply chain, and where necessary, restructuring our business to match demand.

Results of Operations

Third Quarter – Fiscal 2009 Compared to Fiscal 2008

Consolidated Operations

The following table presents consolidated operating results:

	Three Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$501.1	100.0%	$725.7	100.0%	$(224.6)
Cost of goods sold	461.2	92.0%	649.9	89.6%	(188.7)

Gross margin	39.9	8.0%	75.8	10.4%	(35.9)
Selling, general and administrative expense	47.8	9.5%	53.5	7.4%	(5.7)
Restructuring charges	16.3	3.3%	4.2	0.6%	12.1

Operating income (loss)	(24.2)	-4.8%	18.1	2.5%	(42.3)
Other expense, net	(3.3)	-0.7%	(0.8)	-0.1%	2.5
Gain on sale of Aegis	8.3	1.7%	-	0.0%	(8.3)
Interest expense	(4.3)	-0.9%	(5.7)	-0.8%	(1.4)
Equity in net income of unconsolidated affiliates	3.8	0.8%	15.7	2.2%	(11.9)
Income tax (expense) benefit	21.2	4.2%	(8.9)	-1.2%	(30.1)

Net earnings	$1.5	0.3%	$18.4	2.5%	$(16.8)

Net earnings for the third quarter of fiscal 2009 decreased $16.8 million from the prior year quarter to $1.5 million. We traditionally experience seasonal declines in demand during our third quarter; however, the global recession has adversely impacted all of our end-markets, including our two largest customer end markets, construction and automotive.

—

Net sales decreased $224.6 million from the prior year to $501.1 million. Lower volumes decreased sales by $279.1 million, most notably in our Metal Framing and Steel Processing segments where demand declined dramatically, particularly in the construction and automotive sectors. Average selling prices increased over the prior year due to the higher cost of steel. These higher average selling prices increased sales $54.6 million year-over-year.

—	Gross margin decreased $35.9 million from the prior year as a result of the lower volumes in our Steel Processing and Metal Framing segments.

—

Selling, general, and administrative (“SG&A”) expense decreased $5.7 million from the prior year, primarily due to reduced compensation expense, as profit sharing was down significantly due to the lower earnings. Offsetting the decrease was a $6.0 million increase in bad debt reserves for specific automotive-related accounts.

—

Restructuring charges totaled $16.3 million compared to $4.2 million in the prior year. All of these charges related to the Transformation Plan, which includes charges related to previously announced layoffs and facility closures.

—	We realized a gain of $8.3 million on the sale of our interest in Aegis to our partner, MiTek Industries, Inc. in January 2009.

—	Interest expense decreased $1.4 million over the prior year as short-term interest rates declined and average short-term borrowings declined significantly due to lower working capital needs.

—

Equity in net income of unconsolidated affiliates of $3.8 million declined $11.9 million from the third quarter of fiscal 2008. WAVE contributed the only positive equity earnings, although its earnings declined 45% from last year’s third quarter. See “Note [G] – Investments in Unconsolidated Affiliates” for more financial information on our unconsolidated affiliates.

—

Due to the quarterly loss and a change in the annual effective tax rate, an income tax benefit of $21.2 million was recorded, representing 108.0% of the pre-tax loss. This compares to the $8.9 million tax expense, or 32.7% of pre-tax income, recorded in the prior year quarter. The change from tax expense to a tax benefit is due to the current quarter loss while the change in the effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing segment for the periods indicated:

	Three Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$192.5	100.0%	$350.4	100.0%	$(157.9)
Cost of goods sold	191.7	99.6%	318.2	90.8%	(126.5)

Gross margin	0.8	0.4%	32.2	9.2%	(31.4)
Selling, general and administrative expense	16.9	8.8%	22.2	6.3%	(5.3)
Restructuring charges	2.6	1.4%	-	0.0%	2.6

Operating income (loss)	$(18.7)	-9.7%	$10.0	2.9%	$(28.7)

Material cost	$161.1		$266.8		$(105.7)
Tons shipped (in thousands)	344		809		(465)

Net sales and operating income (loss) highlights were as follows:

—

Net sales decreased $157.9 million from the prior year to $192.5 million. The decrease in net sales was primarily due to sharply lower volume (down 57%). Economic conditions have weakened demand in all customer groups, especially automotive and construction. While average selling prices were higher than in the prior year, selling prices continued to fall throughout the quarter.

—

There was an operating loss of $18.7 million for the quarter compared to operating income of $10.0 million last year, primarily due to reduced volumes ($19.8 million) resulting from lower demand and a lower spread between average selling prices and material costs ($8.3 million). SG&A expense declined $5.3 million, due to lower compensation expense, partially offset by a $3.0 million increase in bad debt expense.

Metal Framing

The following table presents a summary of operating results for our Metal Framing segment for the periods indicated:

	Three Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$137.2	100.0%	$182.8	100.0%	$(45.6)
Cost of goods sold	125.5	91.5%	172.0	94.1%	(46.5)

Gross margin	11.7	8.5%	10.8	5.9%	0.9
Selling, general and administrative expense	11.9	8.7%	15.9	8.7%	(4.0)
Restructuring charges	5.9	4.3%	2.5	1.4%	3.4

Operating loss	$(6.1)	-4.4%	$(7.6)	-4.2%	$1.5

Material cost	$94.3		$130.0		$(35.7)
Tons shipped (in thousands)	97		157		(60)

Net sales and operating loss highlights were as follows:

—	Net sales decreased $45.6 million from the prior year to $137.2 million, as higher average pricing, up 21%, was more than offset by a 38% decline in volume.

—

Operating loss decreased from $7.6 million last year to $6.1 million. The affect of lower sales volumes was largely offset by an improved spread between average selling prices and material costs. In addition, manufacturing expenses were lower as a result of savings related to previously announced plant closures, headcount reductions, and variable expenses related to volume. SG&A expense declined due to lower compensation expense, but was mostly offset by higher restructuring charges.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders segment for the periods indicated:

	Three Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$117.5	100.0%	$138.3	100.0%	$(20.8)
Cost of goods sold	94.5	80.4%	111.9	80.9%	(17.4)

Gross margin	23.0	19.6%	26.4	19.1%	(3.4)
Selling, general and administrative expense	9.8	8.3%	12.4	9.0%	(2.6)
Restructuring charges	—	0.0%	0.1	0.1%	(0.1)

Operating income	$13.2	11.2%	$13.9	10.1%	$(0.7)

Material cost	$55.6		$66.3		$(10.7)
Units shipped (in thousands)	10,968		11,460		(492)

Net sales and operating income highlights were as follows:

—

Net sales of $117.5 million decreased $20.8 million from the year ago quarter. This decline was due to lower units shipped across most product lines and weaker foreign currencies relative to the U.S. dollar.

—

Operating income decreased $0.7 million from last year to $13.2 million. Gross margin improved to 19.6% of sales from 19.1% due to a modest increase in the spread between average selling prices and material costs. SG&A expense declined due to lower compensation expense.

Other

The “Other” category includes our Automotive Body Panels, Construction Services and Steel Packaging segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments. The following table presents a summary of operating results for the periods indicated:

	Three Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$53.9	100.0%	$54.2	100.0%	$(0.3)
Cost of goods sold	49.4	91.7%	47.8	88.2%	1.6

Gross margin	4.5	8.3%	6.4	11.8%	(1.9)
Selling, general and administrative expense	9.2	17.1%	3.1	5.7%	6.1
Restructuring charges	7.8	14.5%	1.6	3.0%	6.2

Operating income (loss)	$(12.5)	-23.2%	$1.7	3.1%	$(14.2)

Net sales and operating income (loss) highlights were as follows:

—

Net sales fell $0.3 million to $53.9 million for the third quarter. The decrease was attributable to weaker volumes and lower average selling prices in our Automotive Body Panels segment, nearly offset by improved sales in our Construction Services segment, primarily due to military construction and the acquisition of the Sharon Stairs and increased activity.

—

The operating loss for the quarter of $12.5 million compared to last year’s income of $1.7 million. SG&A expenses increased primarily due to a $2.9 million increase in bad debt. Restructuring charges, related to the Transformation Plan, increased $6.2 million compared to the fiscal 2008 quarter.

Year to Date - Fiscal 2009 Compared to Fiscal 2008

Consolidated Operations

The following table presents consolidated operating results:

	Nine Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$2,159.7	100.0%	$2,198.3	100.0%	$(38.6)
Cost of goods sold	2,022.3	93.6%	1,973.8	89.8%	48.5

Gross margin	137.4	6.4%	224.5	10.2%	(87.1)
Selling, general and administrative expense	159.5	7.4%	161.8	7.4%	(2.3)
Goodwill impairment & restructuring charges	133.9	6.2%	13.2	0.6%	120.7

Operating income (loss)	(156.1)	-7.2%	49.5	2.3%	(205.6)
Miscellaneous expense	(5.0)	-0.2%	(4.2)	-0.2%	0.8
Gain on sale of Aegis	8.3	0.4%	-	0.0%	(8.3)
Interest expense	(16.4)	-0.8%	(15.7)	-0.7%	0.7
Equity in net income of unconsolidated affiliates	39.9	1.8%	45.6	2.1%	(5.7)
Income tax (expense) benefit	34.9	1.6%	(22.0)	-1.0%	(56.9)

Net earnings (loss)	$(94.4)	-4.4%	$53.2	2.4%	$(147.6)

Our year-to-date net loss of $94.4 million for fiscal 2009 reflected a reduction of $147.6 million in earnings from the fiscal 2008 net earnings of $53.2 million as a result of a $98.0 million inventory write-down and a $96.9 million goodwill impairment charge recorded in the second quarter.

—

Net sales decreased by $38.6 million from the prior year to $2,159.7 million. Higher average selling prices in nearly all business segments, reflective of the higher average market price of hot-rolled steel, increased sales by $375.3 million. However, the higher average selling prices were more than offset by the impact of decreased volumes, reducing sales by $413.9 million, primarily in our Steel Processing and Metal Framing segments.

—	Gross margin decreased $87.1 million from the prior year largely due to decreased volumes in our three main business segments.

—

SG&A expense decreased $2.3 million from the prior year, but remained at 7.4% as a percent of net sales. Lower compensation expense was the main driver, as profit sharing was down significantly due to lower earnings. Partially offsetting this decrease was an $8.6 million increase in bad debt expense, primarily in our Steel Processing and Automotive Body Panels segments, related to specific automotive accounts.

—

Goodwill impairment of $96.9 million and restructuring charges of $37.0 million for the first nine months of fiscal 2009 compared to $13.2 million in restructuring charges last year. The restructuring charges in both years related to the Transformation Plan, and also include costs related to the previously announced layoffs and facility closures.

—

Miscellaneous expense decreased primarily due to the lower results at our consolidated joint venture, Spartan Steel Coating, LLC. Miscellaneous expense is where we deduct our minority partner’s interest in the results of this consolidated joint venture. In addition, foreign currency gains from our European operations were lower than in the prior year period.

—	We realized a pretax gain of $8.3 million on the sale of our interest in Aegis to our partner, MiTek Industries, Inc. in January 2009.

—	Interest expense increased $0.7 million compared to the prior year-to-date period as higher average short-term borrowings in the first half of the year were needed to support higher working capital.

—

Equity in net income of unconsolidated affiliates decreased $5.7 million from last year’s results due to weak results in the third quarter of fiscal 2009. Earnings were down at all joint ventures, except Serviacero Worthington, which began in the second quarter of last year.

—

Due to the pre-tax loss for the nine-month period, an income tax benefit of $34.9 million, or 27.0% of the pre-tax loss, was recorded in the current year. This compares to the $22.0 million tax expense, or 29.3% of the pre-tax income, recorded in the comparable prior year period. The change from tax expense to a tax benefit is due to the current year-to-date loss, while the change in the effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business as well as the portion of the goodwill impairment that is not deductible for tax purposes.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing segment for the periods indicated:

	Nine Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$1,004.0	100.0%	$1,050.5	100.0%	$(46.5)
Cost of goods sold	984.4	98.0%	952.3	90.7%	32.1

Gross margin	19.6	2.0%	98.2	9.3%	(78.6)
Selling, general and administrative expense	62.6	6.2%	66.8	6.4%	(4.2)
Restructuring charges	3.1	0.3%	1.1	0.1%	2.0

Operating income (loss)	$(46.1)	-4.6%	$30.3	2.9%	$(76.4)

Material cost	$841.9		$799.2		$42.7
Tons shipped (in thousands)	1,641		2,459		(818)

Net sales and operating income (loss) highlights are as follows:

—

Net sales decreased by $46.5 million from the prior year to $1,004.0 million. Lower volumes reduced sales by $265.3 million while higher average selling prices added $218.8 million to the net sales. Average selling prices in fiscal 2009 reflected, in part, the record high market prices of hot-rolled steel reached during the first quarter, before the rapid decline in the second quarter, which continued into the third quarter.

—

Operating income decreased $76.4 million compared to the prior year, resulting in an operating loss of $46.1 million. Weakened demand caused by the global recession was the main driver behind the results.

Metal Framing

The following table presents a summary of operating results for our Metal Framing segment for the periods indicated:

	Nine Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$550.5	100.0%	$563.3	100.0%	$(12.8)
Cost of goods sold	539.6	98.0%	541.9	96.2%	(2.3)

Gross margin	10.9	2.0%	21.4	3.8%	(10.5)
Selling, general and administrative expense	41.5	7.5%	46.1	8.2%	(4.6)
Goodwill impairment & restructuring charges	108.4	19.7%	6.9	1.2%	101.5

Operating loss	$(139.0)	-25.2%	$(31.6)	-5.6%	$(107.4)

Material cost	$432.6		$413.7		$18.9
Tons shipped (in thousands)	369		494		(125)

Net sales and operating loss highlights are as follows:

—

Net sales for the first nine months fell $12.8 million from the prior year to $550.5 million. Increased average selling prices of $127.6 million were not enough to offset the impact of lower volumes, which were down $140.4 million versus the same period a year ago.

—

Operating loss widened by $107.4 million in the first nine months of fiscal 2009 compared to the prior year due to a $96.9 million goodwill impairment charge, a $38.0 million inventory write-down, restructuring charges of $4.6 million, and lower volumes of $18.2 million. Partially offsetting those charges and declines were lower conversion and SG&A expenses realized from plant closures and headcount reductions.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders segment for the periods indicated:

	Nine Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$408.3	100.0%	$408.1	100.0%	$0.2
Cost of goods sold	323.7	79.3%	321.5	78.8%	2.2

Gross margin	84.6	20.7%	86.6	21.2%	(2.0)
Selling, general and administrative expense	32.6	8.0%	37.2	9.1%	(4.6)
Restructuring charges	-	0.0%	0.1	0.0%	(0.1)

Operating income	$52.0	12.7%	$49.3	12.1%	$2.7

Material cost	$193.4		$191.3		$2.1
Units shipped (in thousands)	33,487		33,675		(188)

Net sales and operating income highlights are as follows:

—

Net sales grew $0.2 million from the prior year to a record $408.3 million primarily due to average selling price increases driven by higher raw material costs. Weaker foreign currencies relative to the U.S. dollar offset some of the selling price increases.

—

Operating income increased $2.7 million from the prior year to $52.0 million. Gross margin as a percent of net sales declined due to increased raw material steel costs, but was substantially offset by lower SG&A expense as a result of reduced corporate allocations.

Other

The “Other” category includes our Automotive Body Panels, Construction Services and Steel Packaging segments, which are immaterial for purposes of separate disclosure, and also includes income and expense items not allocated to the business segments.

The following table presents a summary of operating results for the periods indicated:

	Nine Months Ended,
Dollars in millions	Feb. 28, 2009	% of Net sales	Feb. 29, 2008	% of Net sales	Increase/ (Decrease)
Net sales	$196.9	100.0%	$176.4	100.0%	$20.5
Cost of goods sold	174.6	88.7%	158.1	89.6%	16.5

Gross margin	22.3	11.3%	18.3	10.4%	4.0
Selling, general and administrative expense	22.7	11.5%	11.6	6.6%	11.1
Restructuring charges	22.4	11.4%	5.1	2.9%	17.3

Operating income (loss)	$(22.8)	-11.6%	$1.6	0.9%	$(24.4)

Net sales and operating income (loss) highlights are as follows:

—

Net sales increased $20.5 million over the prior year as a result of increased sales in all segments, but primarily in Construction Services, which grew with the acquisition of Sharon Stairs in June 2008.

—

The operating loss for the first nine months was $22.8 million compared to operating income of $1.6 million in the prior year period. Restructuring charges related to the broader scope of the Transformation Plan negatively impacted earnings by $22.4 million compared to $5.1 million in the prior year, offset by increased profitability in our Construction Services segment. Although our Construction Services segment has been negatively impacted by the downturn in overall construction activity, it is growing as a result of its military end market and the acquisition of Sharon Stairs.

Liquidity and Capital Resources

Despite our weak results and the weak economic environment, we were able to generate cash from operating activities of $203.7 million during the first nine months of fiscal 2009. We reduced short-term borrowings by $135.5 million, funded $49.5 million of capital expenditures, paid $40.4 million for acquisitions, paid $40.3 million in dividends, and reduced the amount outstanding under our revolving trade accounts receivable securitization facility from $100 million to $75 million. The following table is a summary of our consolidated cash flows:

	Nine Months Ended
(in millions)	February 28, 2009	February 29, 2008
Net cash provided by operating activities	$203.7	$108.2
Net cash used by investing activities	(56.7)	(60.7)
Net cash used by financing activities	(188.8)	(31.4)

Increase (decrease) in cash and cash equivalents	(41.8)	16.1
Cash and cash equivalents at beginning of period	73.8	38.3

Cash and cash equivalents at end of period	$32.0	$54.4

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures, mandatory debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should the Company be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital.

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

During the first nine months of fiscal 2009, net cash provided by operating activities increased $95.5 million from the same period of fiscal 2008. There was significant cash generated by a large decrease in inventories and receivables, due to lower current and projected sales volumes. This was offset somewhat by a decrease in accounts payable, resulting from lower raw material costs and lower volumes compared to those reported in the same period last year. We review our receivables on an ongoing basis to ensure that they are properly valued. Based on this review, we have increased our allowance by $9.6 million to $14.5 million since May 31, 2008. This increase is principally tied to customers in the automotive industry and, based on our current information, we believe it is sized appropriately. However, if the economic environment and market conditions do not improve, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required. During the nine months ended February 28, 2009, we recorded an inventory write-down adjustment of $94,853,000 related to the consolidated operations of the Steel Processing and Metal Framing segments. This adjustment was necessitated by the speed and severity of the recent decline in demand and steel pricing. Consolidated net working capital was $400.2 million at February 28, 2009, compared to $440.1 million at May 31, 2008.

As noted above, while an economic slowdown adversely affects sales, it generally decreases working capital needs. As the impact or ramifications of the current economic slowdown become known, we will continue to adjust operating activities and cash needs accordingly.

Investing Activities

Net cash used by investing activities decreased $3.9 million during the first nine months of fiscal 2009 as compared to the same period of fiscal 2008. In the current year, lower acquisitions/investments combined with higher proceeds from the sale of assets offset the increase in capital spending. Our acquisition of Sharon Stairs in the current year was slightly less than the prior year investment in the Serviacero joint venture and the proceeds from the sale of our investments in the Aegis, Slovakia and ABT joint ventures and the sales other assets in the current year were higher than the proceeds received from the sale of short-term investments in the prior year.

Capital expenditures represent cash used for investment in property, plant and equipment and increased $12.3 million from the prior year. The major projects for fiscal 2009 involve expanding capacity at our Delta, Ohio, steel galvanizing plant and upgrading the capabilities at our Austrian cylinders facility, both of which are nearing completion. We anticipate that our fiscal 2009 capital spending, excluding acquisitions, will be slightly higher than our estimated depreciation and amortization.

Investment activities are largely discretionary and future investment activities could be reduced significantly or eliminated as economic conditions warrant.

Financing Activities

The net cash used by financing activities increased by $157.4 million during the first nine months of fiscal 2009 as compared to the same period in fiscal 2008. This change was primarily due to a decrease in short-term borrowings partially offset by lower common share repurchases.

Our credit ratings at February 28, 2009 were unchanged from those reported as of May 31, 2008. On December 16, 2008, Standard and Poor’s revised its outlook on the Company to negative from stable. At the same time, they affirmed their ‘BBB’ corporate credit rating.

Long-term debt – As of February 28, 2009, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions. We are examining our options to pre-pay the 6.70% Notes due December 2009, although our options may be limited by the current economic environment.

Short-term debt – We maintain a $435.0 million five-year revolving credit facility, which expires in May 2013, except for a $35.0 million commitment by one lender, which expires in September 2010. We were in compliance with our short-term debt covenants at February 28, 2009. Our short-term debt agreements do not include ratings triggers or material adverse change provisions. Current borrowings under this revolving credit facility have maturities of less than one year and given that we intend to repay them within the next year, they have been classified as notes payable. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the facility, which we intend to do if we cannot refinance the December 2009 Notes under favorable terms. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At February 28, 2009, borrowings under the revolving credit facility bore interest at rates based on LIBOR. We had $427.2 million available to us under this facility at February 28, 2009, compared to $309.6 million available to us at May 31, 2008.

Our most restrictive debt covenants require us to maintain an interest coverage ratio (adjusted EBITDA divided by interest expense, on a trailing 12-month basis) of at least 3.25 times and total indebtedness to total capital of not more than 55%. At February 28, 2009, the interest coverage ratio was 11.55 times while indebtedness to total capital was 34%.

We also have a $100.0 million revolving trade accounts receivable securitization facility, of which $75.0 million was utilized at February 28, 2009, and $100.0 million at May 31, 2008. See the description that follows under “Off-Balance Sheet Arrangements.” The securitization facility is backed by a committed liquidity facility that expires during January 2010.

We also provided $8.4 million in letters of credit for third party beneficiaries as of February 28, 2009. The letters of credit secure potential obligations of our insurance providers. These letters can be drawn at any time at the option of the beneficiaries.

Common shares – Dividends paid on our common shares totaled $40.3 million and $42.1 million in the first nine months of fiscal 2009 and fiscal 2008, respectively. We currently have no material contractual or regulatory restrictions on the payment of dividends.

In the first nine months of fiscal 2009, we purchased 650,000 common shares for a total of $12.4 million. These purchases were made under the authorization to repurchase up to 10,000,000 common shares announced in September 2007. A total of 8,449,500 common shares were available under this repurchase authorization as of February 28, 2009. Future purchases may occur from time to time on the open market or in private transactions, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flow from operations and general economic conditions.

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

Off-Balance Sheet Arrangements

We maintain a $100.0 million revolving trade accounts receivable securitization facility which expires in January 2010. Transactions under the facility have been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under this facility are excluded from accounts receivable in the consolidated financial statements. As of February 28, 2009 and May 31, 2008, $75.0 million and $100.0 million, respectively, of undivided ownership interests in this pool of accounts receivable had been sold.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we have increased our allowance by $9.6 million to $14.5 million since May 31, 2008. This increase is principally tied to customers in the automotive industry and, based on our current information, we believe it is sized appropriately. However, if the economic environment and market conditions do not improve, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. To ensure that inventory is not stated above the current market requires the significant use of estimates to determine the replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. The rapid decline in steel prices during the second quarter resulted in a situation where, based on our estimates, our inventories were recorded at values in excess of current market prices. As a result, we recorded a $98.0 million write-down in the value of our inventories. During the third quarter ended February 28, 2009, steel prices continued to decline but not as precipitously as they did during the second quarter. As a result, no further significant write-downs were required.

We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. As of February 28, 2009, and May 31, 2008, we had deferred $9.3 million and $9.1 million, respectively, of revenue related to pricing disputes.

We test our goodwill balances for impairment annually, during the fourth quarter, and more frequently if events or changes in circumstances indicate that it may be impaired. We test goodwill at the segment level as we have determined that the characteristics of the reporting units within each segment are similar and allow for their aggregation to the segment level for testing purposes. The test consists of determining the fair value of the reporting segments, using discounted cash flows, and comparing the result to the carrying values of the segments. If the estimated fair value of a segment exceeds its carrying value, there is no impairment. If the carrying amount of the segment exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment is determined by establishing the fair value of the all the assets and liabilities of the segment, excluding the goodwill, and comparing the total to the estimated fair value of the segment. The difference represents the fair value of the goodwill and if it is lower than the book value of the goodwill, the difference is recorded as a loss to the statement of earnings. As of May 31, 2008, we had $183.5 million of goodwill and the annual testing performed during the fourth quarter of fiscal 2008 determined that there was no impairment.

Due to industry changes, weakness in the construction market, and the depressed results in the Metal Framing segment over the last year, we have tested this business segment for impairment on a quarterly basis. Given the significant decline in the economy during the second quarter of fiscal 2009 and its impact on the construction market, we revised the forecasted cash flows downward and increased the discount rate from the 10% rate used in our previous valuations of this business segment to 14%, reflecting the future uncertainty of the economy and the increased risk in our forecasted cash flows. After reviewing the fair value estimates of the remaining assets and liabilities, it was determined that the value of the business no longer supported its $96.9 million goodwill balance. As a result, the full amount was written-off in the second quarter ended November 30, 2008.

As of February 28, 2009, the total goodwill balance was $98.3 million. Of this amount $73.6 million related to the Pressure Cylinders segment and $24.7 million related to the Construction Services segment, $18.0 million of which resulted from the June 2008 acquisition of Sharon Stairs. For the current quarter ended February 28, 2009, we tested the value of the goodwill balances in the Construction Services segment as weakness in the construction market continued. For the test we assumed the revenue growth would range from down 1.1% to up 7.5% as we expect a recovery in the latter years of the forecast due to pent-up demand and future growth in its market share. We have set the discount rate at 12%, up from the 10% used in the annual testing, but lower than the 14% used for the Metal Framing test in the second quarter. We believe this is appropriate due to increased uncertainty in the market place from year end, and the cash flows for Construction Services are more predictable than those of Metal Framing. Based on this test, there was no indication of impairment. We also performed the same test using a 14% discount rate, which also indicated no impairment.

We will perform the annual test of impairment for the goodwill balances related to Pressure Cylinders and Construction Services during the fourth quarter ending May  31, 2009.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2009). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2009) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I - Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2008 (the “2008 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2008, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Except as noted below, our risk factors have not changed significantly from those disclosed in our 2008 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in our 2008 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described below and in our 2008 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

The current global recession has and is likely to continue to adversely affect our business. The volatile domestic and global recessionary climate is having significant negative impacts on our business. The global recession has resulted in a significant decrease in customer demand throughout nearly all of our markets, including our two largest markets — construction and automotive. The impacts of government approved and proposed measures to aid economic recovery, including economic stimulus legislation and assistance to automotive manufacturers and others, are currently unknown. Overall operating levels across our businesses have fallen and may remain at depressed levels until economic conditions improve and demand increases.

Continued volatility in the Unites States and worldwide capital and credit markets is likely to significantly impact our end markets and result in further negative impact on demand, increased credit and collection risks and other adverse effects on our business. The domestic and worldwide capital and credit markets have experienced and are experiencing significant volatility, disruptions and dislocations with respect to price and credit availability. These have caused diminished availability of credit and other capital in our end markets, including automotive and construction, and for participants in, and the customers of, those markets. There is continued uncertainty as to when and if the capital and credit markets will improve and the impact this period of volatility will have on our end markets and business in general. Volatility in the capital and credit markets may continue to significantly impact our end markets and could result in continued negative impact on demand for our products, increased credit and collection risks, and other adverse effects on our business.

The construction and automotive industries account for a significant portion of our net sales, and further reductions in demand from these industries are likely to adversely affect our profitability. The overall downturn in the economy, the disruption in capital and credit markets, declining real estate values and reduced consumer spending have caused significant reductions in demand from our end markets in general, and in particular, the construction and automotive end markets. The construction and automotive industries account for a significant portion of our net sales, and continued weak demand from these industries will likely adversely affect our profitability.

Demand in the commercial and residential construction markets has weakened as it has become more difficult for companies and consumers to obtain credit for construction projects and the economic slowdown has caused delays in or cancellations of construction projects.

The domestic auto industry is currently experiencing a very difficult operating environment, which has resulted in and will likely continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. Many automotive manufacturers and their suppliers have reduced production levels and eliminated manufacturing capacity, through the closure of facilities, extension of temporary shutdowns, reduction in operations, and other cost reduction actions. Certain customers are in need of additional capital or credit to continue operations. The financial difficulties of certain customers and/or failure in their efforts to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, including bankruptcies, additional plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain, and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may become insolvent or otherwise default on their payment obligations to us, particularly customers in hard hit industries such as automotive and construction.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 28, 2009:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2008	-	-	-	8,449,500
January 1-31, 2009	-	-	-	8,449,500
February 1-28, 2009	-	-	-	8,449,500

Total	-	-	-

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of February 28, 2009. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

Exhibits

10.1	Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

10.2	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective December 2008) [Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)]

10.3	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008) [Incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)]

14	Worthington Industries, Inc. Code of Conduct

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications of Principal Executive Officer

32.2	Section 1350 Certifications of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2009	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Filed herewith

10.2	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective December 2008)	Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.3	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)	Incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Filed herewith