Form 10-K
period 2009-05-31
WORTHINGTON INDUSTRIES INC
filed 2009-07-30
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission File Number        1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-1189815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(614) 438-3210

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Shares, Without Par Value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

                                                                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No  ☒

The aggregate market value of the Common Shares (the only common equity) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,423,212,576.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. On July 24, 2009, the number of Common Shares issued and outstanding was 79,092,675.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 30, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

•	business plans or future or expected performance, volumes, cash flows, earnings, financial condition or other financial measures;
•	projected capacity and working capital needs;
•	demand trends for the Company or its markets;
•	pricing trends for raw materials and finished goods;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in operations, sales and sourcing and the results thereof;
•	anticipated impacts of transformation efforts;
•	projected timing, results, benefits, costs, charges and expenditures related to head count reductions and facility dispositions, shutdowns and consolidations;
•	the alignment of operations with demand;
•	the ability to develop or take advantage of future opportunities, new products and markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
•	expectations for improving earnings, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•	the effect of conditions in national and worldwide financial markets;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of the Company’s products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which the Company participates;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom the Company does business;
•	failure to maintain, or any adverse changes in, our existing committed credit facilities, or our credit ratings;
•	the ability to realize targeted expense reductions from head count reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvement and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
•	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies therefrom;

ii

•	capacity levels and efficiencies, and other expected benefits from transformation initiatives within facilities and within the industry as a whole;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

•	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposure;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	adverse claims experience with respect to workers’ compensation, product recalls or liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;
•	level of imports and import prices in the Company’s markets;
•	the impact of judicial rulings and governmental regulations, both in the United States and abroad; and
•

other risks described from time to time in the filings of Worthington Industries, Inc. with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. – Risk Factors” of this Annual Report on Form 10-K.

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

iii

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively, “we,” “our,” “Worthington,” or “Company”). Founded in 1955, Worthington is primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products, such as metal framing, pressure cylinders, automotive past- and current-model year service stampings and, through joint ventures, metal ceiling grid systems and laser-welded blanks.

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

Business Segments

At the end of the fiscal year ended May 31, 2009 (“fiscal 2009”), the Company had 41 manufacturing facilities worldwide and held equity positions in six joint ventures, which operated an additional 19 manufacturing facilities worldwide.

The Company has three principal reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. The Steel Processing business segment consists of the Worthington Steel business unit (“Worthington Steel”). The Metal Framing business segment consists of the Dietrich Metal Framing business unit (“Dietrich”). The Pressure Cylinders business segment consists of the Worthington Cylinder business unit (“Worthington Cylinders”). All other business units not included in these three reportable business segments are combined and disclosed in the ‘Other’ category, which also includes income and expense items not allocated to the business segments. The Other category includes the Automotive Body Panels, Construction Services and Steel Packaging business units.

Worthington holds equity positions in six joint ventures, which are further discussed below under the subheading “Joint Ventures.” Only one of the six joint ventures is consolidated and its operating results are reported in the Steel Processing business segment.

During fiscal 2009, the Steel Processing, Metal Framing and Pressure Cylinders business segments served approximately 1,100, 3,900 and 2,000 customers, respectively, located primarily in the United States. Foreign sales accounted for approximately 9% of consolidated net sales and were comprised primarily of sales to customers in Canada and Europe. No single customer accounted for over 5% of consolidated net sales. Further reportable business segment data is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That data is incorporated herein by reference.

Transformation Plan

In fiscal 2008, we initiated a Transformation Plan (the "Plan") with the overall goal to improve the Company's sustainable earnings potential, asset utilization and operational performance. The Plan is being implemented over a three-year period and focuses on cost reduction, margin expansion and organizational capability improvements, and in the process seeks to drive excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing business segments.

We retained a consulting firm to assist in the development and implementation of the Plan. The services provided by this firm included diagnostic tools, performance improvement technologies, project management techniques, benchmarking information, and insights that directly relate to the Plan. Internal transformation teams have also been formed and are dedicated to the Plan efforts. As of May 31, 2009, responsibility for executing the Plan has been successfully transitioned to our internal transformation teams.

Plan initiatives executed to date include facility closings, head count reductions, other cost reductions, an enhanced and more focused commercial sales effort, improved operating efficiencies, a consolidated sourcing and supply chain strategy, and a continued emphasis on safety. The positive results of these efforts, however, have been over-shadowed by the negative impact of the recessionary business conditions.

Pre-tax restructuring charges associated with the Plan totaled $43,041,000 for fiscal 2009. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Restructuring,” of this Annual Report on Form 10-K for further information on restructuring charges. We anticipate that we will incur an additional $6,000,000 in restructuring charges during the fiscal year ending May 31, 2010.

Recent Developments

On June 2, 2008, Worthington purchased substantially all of the assets of The Sharon Companies Ltd. (“Worthington Stairs”) for $37,150,000. Worthington Stairs designs and manufactures steel egress stair systems for the commercial construction market, and operates one manufacturing facility in Akron, Ohio. It operates as part of the Construction Services segment, Worthington Integrated Building Systems, LLC (“WIBS”). The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value allocated to the net assets. The purchase price allocated to intangible assets will be amortized over a weighted average life of 13 years.

On July 31, 2008, our Worthington Steelpac Systems, LLC (“Steelpac”) subsidiary purchased the assets of Laser Products (“Laser”) for $3,425,000. Laser is a steel rack fabricator primarily serving the auto industry. The purchase price was allocated to working capital, fixed assets, and customer list. The purchase price allocated to customer list will be amortized over ten years.

On October 1, 2008, Worthington expanded and modified Worthington Specialty Processing (“WSP”), our joint venture with United States Steel Corporation (“U.S. Steel”). U.S. Steel contributed ProCoil Company L.L.C., its steel processing facility in Canton, Michigan that slits, cuts-to-length and presses blanks from steel coils to desired specifications, and also provides laser welding services and warehouses material for automotive customers. Worthington contributed its steel processing subsidiary in Taylor, Michigan that slits, cuts-to-length and tension levels steel coils, plus $2,500,000 in cash. After the contributions, Worthington owns 51% and U.S. Steel owns 49% of WSP. The joint venture will continue to be accounted for using the equity method as both parties have equal control. WSP is expected to better serve the changing needs of the automotive and flat-rolled customers by allowing each of the three entities to maximize their individual processing specialties with this expansion of the joint venture.

During October 2008, we sold our 49% equity interest in Canessa Worthington Slovakia s.r.o. for approximately $3,700,000 to the Magnetto Group, the other member of the joint venture. The gain on the transaction was immaterial.

During January 2009, we sold our 60% equity interest in Aegis Metal Framing, LLC for approximately $24,000,000 to MiTek Industries, Inc., the other member of the joint venture. This resulted in a pre-tax gain of $8,331,000.

During May 2009, we sold our 50% equity interest in Accelerated Building Technologies, LLC to NOVA Chemicals Corporation, the other member of the joint venture. The sales price and loss on the transaction were immaterial.

On June 1, 2009, we purchased the assets related to the business of Piper Metal Forming Corporation (“Piper”), U.S. Respiratory, Inc. and Pacific Cylinders, Inc., for approximately $10,000,000, subject to closing adjustments. Piper is a manufacturer of aluminum high pressure cylinders, and impact extruded steel and aluminum parts, serving the medical, automotive, defense, oil services and other commercial markets, with one manufacturing location in New Albany, Mississippi. U.S. Respiratory provides value-added assembly and distribution of Piper’s medical cylinder products. Pacific Cylinders provides West Coast distribution from Diamond Springs, California. The revenues of this group were approximately $30,000,000 for the 2008 calendar year. These assets will be included in our Pressure Cylinders business segment.

Steel Processing

The Steel Processing business segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, Inc., a specialty stainless processor located in Los Angeles, California (“PSM”), and Spartan Steel Coating, LLC (“Spartan”), a consolidated joint venture which operates a cold-rolled hot dipped galvanizing line. For fiscal 2009, the fiscal year ended May 31, 2008 (“fiscal 2008”), and the fiscal year ended May 31, 2007 (“fiscal 2007”), the percentage of consolidated net sales generated by the Steel Processing segment was 45%, 48%, and 49%, respectively.

Worthington Steel is one of America’s largest independent intermediate processors of flat-rolled steel. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills or end-users of these products.

The Steel Processing business segment, including Spartan, owns and operates nine manufacturing facilities – one each in California, Indiana, Maryland, Michigan, and South Carolina and three in Ohio – and leases one manufacturing facility in Alabama.

Worthington Steel serves approximately 1,100 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container, and aerospace markets. Automotive-related customers have historically represented approximately half of this business segment’s net sales. No single customer represented greater than 6% of net sales for the Steel Processing business segment during fiscal 2009.

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

The steel processing industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors. Competition is primarily on the basis of price, product quality, and the ability to meet delivery requirements. Technical service and support for material testing and customer-specific applications enhance the quality of products (See “Item 1. – Business – Technical Services”). However, the extent to which technical service capability has improved Worthington Steel’s competitive position has not been quantified. Worthington Steel’s ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers, suppliers and one another. The extent to which plant location has impacted Worthington Steel’s competitive position has not been quantified. Processed steel products are priced competitively, primarily based on market factors, including, among other things, competitive market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

Metal Framing

The Metal Framing business segment, consisting of the Dietrich business unit, designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States and Canada. For fiscal 2009, fiscal 2008, and fiscal 2007, the percentage of consolidated net sales generated by the Metal Framing segment was 25%, 26%, and 26%, respectively.

Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other building product accessories, such as metal corner bead, lath, lath accessories, clips, fasteners and vinyl bead and trim.

The Metal Framing business segment has 15 operating facilities located throughout the United States: one each in Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Kansas, Maryland, and New Jersey, and two each in California, Ohio, and Texas. This business segment also has two operating facilities in Canada: one each in British Columbia and Ontario.

Dietrich is the largest metal framing manufacturer in the United States, supplying approximately one-third of the metal framing products sold in the United States. Dietrich is the second largest metal framing manufacturer in Canada with a market share between 25% and 30%. Dietrich serves approximately 3,900 customers, primarily consisting of wholesale distributors, commercial and residential building contractors, and mass merchandisers. During fiscal 2009, Dietrich’s three largest customers represented approximately 17%, 10% and 10%, respectively, of the net sales for the business segment, while no other customer represented more than 3% of net sales for the business segment.

The light-gauge metal framing industry is very competitive. Dietrich competes with seven large regional or national competitors and numerous small, more localized competitors, primarily on the basis of price, service, breadth of product line and quality. As is the case in the Steel Processing business segment, the proximity of facilities to customers and their project sites provides a service advantage and impacts freight and shipping costs. Dietrich’s products are transported by both common and dedicated carriers. The extent to which facility location has impacted Dietrich’s competitive position has not been quantified.

Dietrich uses numerous trademarks and patents in its business. Dietrich licenses from Hadley Industries the “UltraSTEEL®” registered trademark and the United States and Canadian patents to manufacture “UltraSTEEL®” metal framing and accessory products. The “Spazzer®” trademark is used in connection with wall component products that are the subject of four United States patents, two foreign patents, one pending United States patent application, and several pending foreign patent applications. The trademark “TradeReady®” is used in connection with floor-system products that are the subject of four United States patents, numerous foreign patents, one pending United States patent application, and several pending foreign patent applications. The “Clinch-On®” trademark is used east of the Rocky Mountains in connection with corner bead and metal trim products for gypsum wallboard. Dietrich licenses the “PRO X®” and the “SLP-TRK®" trademarks as well as the patent to manufacture "SLP-TRK®" slotted track in the United States and “Pro XR” header system from Brady Construction Innovations, Inc. Dietrich also has a number of other patents, trademarks and trade names relating to specialized products. The Metal Framing business segment intends to continue to use these trademarks and renew its registered trademarks.

Pressure Cylinders

The Pressure Cylinders segment consists of the Worthington Cylinders business unit. For fiscal 2009, fiscal 2008, and fiscal 2007, the percentage of consolidated net sales generated by Worthington Cylinders was 20%, 19%, and 18%, respectively.

Worthington Cylinders operates eight manufacturing facilities with three in Ohio and one each in Wisconsin, Austria, Canada, the Czech Republic and Portugal.

The Pressure Cylinders business segment produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders; high-pressure and industrial/specialty gas cylinders; airbrake tanks; and certain consumer products. LPG cylinders are sold to manufacturers, distributors and mass merchandisers and are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts, propane-fueled camping equipment, hand held torches, and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. High-pressure and industrial/specialty gas cylinders are sold primarily to gas producers and distributors as containers for gases used in: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers, and “Balloon Time®” helium kits which include non-refillable cylinders. While a large percentage of cylinder sales are made to major accounts, Worthington Cylinders has approximately 2,000 customers. During fiscal 2009, no single customer represented more than 10% of net sales for the business segment.

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

In the United States and Canada, Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market, one principal domestic competitor in the low-pressure LPG cylinder market, and two principal domestic competitors in the high-pressure cylinder market. There are also several foreign competitors in these markets. Worthington Cylinders believes that it has the largest domestic market share in both low-pressure cylinder markets. In the European high-pressure cylinder market, there are several competitors. Worthington Cylinders believes that it is a leading producer in both the high-pressure cylinder and low-pressure non-refillable cylinder markets in Europe. As with Worthington’s other business segments, competition is based upon price, service and quality.

The Pressure Cylinders business segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits; the trademark “FLAMESAVER™” to market certain LP gas cylinders; the trademark “WORTHINGTON PRO GRADE™” to market certain LPG cylinders, hand torch cylinders and camping fuel cylinders; and the trademark “MAP-PRO™” to market certain hand torch cylinders. The Pressure Cylinders business segment intends to continue to use these trademarks and renew its registered trademarks.

As noted under “Recent Developments”, the recently acquired Piper business will be included in the Pressure Cylinders business segment.

Other

The “Other” category consists of segments that do not meet the materiality tests for purposes of separate disclosure and other corporate related entities. These business segments are Automotive Body Panels, Construction Services and Steel Packaging.

The Automotive Body Panels business segment consists of The Gerstenslager Company (“Gerstenslager”), which is ISO/TS 16949:2002 and ISO14001 certified. Gerstenslager provides stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers, primarily in the automotive industry. Gerstenslager operates two facilities in Ohio. Gerstenslager is a major supplier to the automotive past-model year market and manages more than 3,600 finished good part numbers and more than 12,500 stamping dies/fixture sets for the past- and current-model year automotive and truck manufacturers, both domestic and transplant.

The Construction Services business segment operates out of three facilities, one each in Tennessee, Washington, and Ohio. This business segment consists of the WIBS business unit which includes Worthington Mid-Rise Construction, Inc., which designs and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; Worthington Military Construction, Inc., which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military; and Worthington Stairs, a manufacturer of pre-engineered steel egress stair solutions.

The Steel Packaging business segment consists of Steelpac, which is an ISO-9001: 2000 certified manufacturer of engineered, recyclable steel shipping solutions. Steelpac operates three facilities, one each in Indiana, Ohio and Pennsylvania. Steelpac designs and manufactures reusable custom platforms, racks, and pallets made of steel for supporting, protecting and handling products throughout the shipping process for industries such as automotive, lawn and garden and recreational vehicles.

Segment Financial Data

Financial information for the reportable business segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

Financial Information About Geographic Areas

Foreign operations represented 9%, 9%, and 8% of consolidated net sales for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Summary information about Worthington’s foreign operations is set forth in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” of this Annual Report on Form 10-K. That summary information is incorporated herein by reference. For fiscal 2009, fiscal 2008, and fiscal 2007, Worthington had operations in North America and Europe. Net sales by geographic region are provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H –Segment Data” of this Annual Report on Form 10-K. That information is incorporated herein by reference.

Suppliers

The primary raw material purchased by Worthington is steel. We purchase steel from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year-to-year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, particularly now, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. In fiscal 2009, Worthington purchased approximately 1.7 million tons of steel (58% hot-rolled, 30% galvanized, and 12% cold-rolled) on a consolidated basis. Steel is purchased in large quantities at regular intervals from major primary producers, both domestic and foreign. In the Steel Processing business segment, steel is primarily purchased and processed based on specific customer orders. The Metal Framing and Pressure Cylinders business segments purchase steel to meet production schedules. For certain raw materials, there are more limited suppliers, for example, hydrogen and zinc, which are generally purchased at market prices. Since there are a limited number of suppliers in the hydrogen and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing. During fiscal 2009, the Company purchased steel from the following major suppliers, in alphabetical order: AK Steel Corporation; ArcelorMittal; California Steel Industries, Inc; Gallatin Steel Company; North Star BlueScope Steel LLC; Nucor Corporation; Severstal North America, Inc.; Steel Dynamics, Inc.; Stemcor Holdings Limited; United States Steel Corporation; and USS-POSCO Industries. Alcoa, Inc. was the primary aluminum supplier for the Pressure Cylinders business segment in fiscal 2009. Major suppliers of zinc to the Steel Processing business segment were, in alphabetical order: Considar Metal Marketing (a/k/a HudBay); Industrias Peñoles; Teck Cominco Limited; U. S. Zinc; and Xstrata Zinc Canada. Approximately 20.5 million pounds of zinc were purchased in fiscal 2009. Worthington believes its supplier relationships are good.

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

Seasonality and Backlog

Sales are generally weaker in the third quarter of the fiscal year, primarily due to reduced activity in the building and construction industry as a result of the weather, as well as customer plant shutdowns in the automotive industry due to holidays. Sales are generally strongest in the fourth quarter of the fiscal year when all of the segments are normally operating at seasonal peaks.

We do not believe backlog is a significant indicator of our business.

Employees

As of May 31, 2009, Worthington employed approximately 6,400 employees in its operations, including unconsolidated joint ventures. Approximately 13% of these employees were represented by collective bargaining units. Worthington believes it has good relationships with its employees in general, including those covered by collective bargaining units.

Joint Ventures

As part of a strategy to selectively develop new products, markets, and technological capabilities and to expand an international presence, while mitigating the risks and costs associated with those activities, Worthington participates in one consolidated and five unconsolidated joint ventures.

Consolidated

•

Spartan is a 52%-owned consolidated joint venture with Severstal North America, Inc. (“Severstal”), located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. Spartan's financial results are fully consolidated into the Steel Processing segment. The equity ownership of Severstal is shown as minority interest on the Company’s consolidated balance sheets and its portion of operating income is eliminated in miscellaneous expense on the Company’s consolidated statements of earnings.

Unconsolidated

•

LEFCO Worthington, LLC ("LEFCO Worthington"), a 49%-owned joint venture with LEFCO Industries, LLC, is a minority business enterprise which offers engineered wooden crates, specialty pallets, and steel rack systems for a variety of industries. LEFCO Worthington operates one manufacturing facility in Cleveland, Ohio.

•

Serviacero Planos, S.A. de C.V. ("Serviacero Worthington"), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three facilities in Mexico, one each in Leon, Queretaro, and Monterrey. The Monterrey facility, opened in mid-July 2009, has not been included as part of our location count. Serviacero Worthington provides steel processing services such as slitting, multi-blanking and cutting-to-length to customers in a variety of industries including automotive, appliance, electronics and heavy equipment.

•

TWB Company, L.L.C. (“TWB”), a 45%-owned joint venture with ThyssenKrupp Steel North America, Inc., is a leading North American supplier of tailor welded blanks. TWB produces laser-welded blanks for use in the automotive industry for products such as inner-door panels, bodysides, rails and pillars. TWB operates facilities in Prattville, Alabama; Monroe, Michigan; and Puebla, Ramos Arizpe (Saltillo) and Hermosillo, Mexico. TWB closed its Columbus, Indiana facility during fiscal 2009.

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of Armstrong World Industries, Inc., is one of three global manufacturers and multiple smaller international manufacturers of suspension grid systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets. WAVE operates seven facilities in five countries: Aberdeen, Maryland; Benton Harbor, Michigan; and North Las Vegas, Nevada, within the United States; Shanghai, the Peoples Republic of China; Team Valley, United Kingdom; Valenciennes, France; and Madrid, Spain.

•

WSP, a 51%-owned joint venture with U.S. Steel, operates three steel processing facilities located in Canton, Jackson and Taylor, Michigan, which are managed by Worthington Steel. WSP serves primarily as a toll processor for U.S. Steel and others. Its services include slitting, blanking, cutting-to-length, laser welding, tension leveling and warehousing.

See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about Worthington’s participation in unconsolidated joint ventures.

Environmental Regulation

Worthington’s manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. Worthington continually examines ways to reduce emissions and waste and to decrease costs related to environmental compliance. The cost of compliance or capital expenditures for environmental control facilities required to meet environmental requirements are not anticipated to be material when compared with overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on the financial position, results of operations, cash flows, or the competitive position of the Company.

Item 1A. — Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K.

Economic or Industry Downturns

The current global recession has adversely affected and is likely to continue to adversely affect our business and our industries, as well as the industries of many of our customers and suppliers.    The volatile domestic and global recessionary climate is having significant negative impacts on our business. The global recession has resulted in a significant decrease in customer demand throughout nearly all of our markets, including our two largest markets – construction and automotive. The impacts of government approved and proposed measures to aid economic recovery, including economic stimulus legislation and assistance to automotive manufacturers and others, are currently unknown. Overall, operating levels across our businesses have fallen and may remain at depressed levels until economic conditions improve and demand increases.

Continued volatility in the United States and worldwide capital and credit markets has impacted and is likely to continue to significantly impact our end markets and result in continued negative impacts on demand, increased credit and collection risks and other adverse effects on our business.    The domestic and worldwide capital and credit markets have experienced and are experiencing significant volatility, disruptions and dislocations with respect to price and credit availability. These have caused diminished availability of credit and other capital in our end markets, including automotive and construction, and for participants in, and the customers of, those markets. There is continued uncertainty as to when and if the capital and credit markets will improve and the impact this period of volatility will have on our end markets and business in general.

The construction and automotive industries account for a significant portion of our net sales, and reductions in demand from these industries have adversely impacted and are likely to continue to adversely affect our business.    The overall downturn in the economy, the disruption in capital and credit markets, declining real estate values and reduced consumer spending have caused significant reductions in demand from our end markets in general, and in particular, the construction and automotive end markets.

Demand in the commercial and residential construction markets has weakened as it has become more difficult for companies and consumers to obtain credit for construction projects and the economic slowdown has caused delays in or cancellations of construction projects.

The domestic auto industry is currently experiencing a very difficult operating environment, which has resulted in and will likely continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. Many automotive manufacturers and their suppliers have reduced production levels and eliminated manufacturing capacity, through the closure of facilities, extension of temporary shutdowns, reduction in operations, and other cost reduction actions. The difficulties faced by these industries are likely to continue to adversely affect our business.

Financial difficulties and bankruptcy filings by the Company’s customers could have an adverse impact on our business.    Many of our customers are experiencing extremely challenging financial conditions. General Motors and Chrysler have gone through bankruptcy proceedings and both companies have implemented plans to significantly reduce production capacity and their dealership networks. Certain other customers have filed or are contemplating filing bankruptcy petitions. These and other customers may be in need of additional capital or credit to continue operations. The bankruptcies and financial difficulties of certain customers and/or failure in their efforts to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, including additional plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain, and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may default on their payment obligations to us, particularly customers in hard hit industries such as automotive and construction.

The overall weakness among automotive manufacturers and their suppliers has increased the risk that at least some of the Company's customers, which are suppliers to the automotive industry, could have further financial difficulties. The same is true of the Company's customers in other industries, including construction, which are also experiencing significant financial weakness. Should the economy or any applicable market not improve, the risk of bankruptcy filings by the Company's customers will continue to increase. Such filings may result in not only in a reduction in sales, but also in a loss associated with the potential inability to collection outstanding accounts receivables. While the Company takes steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by its customers, these matters could have a negative impact on the Company's business.

The loss of significant volume from key customers could adversely affect us.    In fiscal 2009, our largest customer accounted for approximately 4% of our consolidated gross sales, and our ten largest customers accounted for approximately 22% of our consolidated gross sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive and retail industries, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers.

Raw Material Pricing and Availability

The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.    If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum and zinc, is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions might result from a number of factors including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, failure of suppliers to fulfill their supply obligations, financial difficulties of suppliers, significant events affecting supplier facilities, significant weather events, those factors listed in the immediately following paragraphs or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Our future operating results may be affected by fluctuations in raw material prices.    Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, curtailed production at major mills due to factors such as equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g. ore, scrap, coke, energy, etc.), currency exchange rates, and other factors described immediately in the preceding paragraph. This volatility can significantly affect our steel costs.

In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Decreasing steel prices may also require the Company to write-down the value of its inventory to reflect current market pricing, as was the case during fiscal 2009. These write-downs are discussed further in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Competition

Our business is highly competitive, and increased competition could negatively impact our financial results.    Generally, the markets in which we conduct business are highly competitive. Competition for most of our products is primarily on the basis of price, product quality, and our ability to meet delivery requirements. The current economic recession has also resulted in significant open capacity which could increase competitive presence. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

Material Substitution

In certain applications, steel competes with other materials, such as aluminum (particularly in the automobile industry), cement and wood (particularly in the construction industry), composites, glass and plastic.    Prices of all of these materials fluctuate widely and differences between them and steel prices may adversely affect demand for our products and/or encourage substitution, which could adversely affect prices and demand for steel products. The high cost of steel relative to other materials can make material substitution more attractive for certain uses.

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

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations.    We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches and defects in design. There also could be system or network disruptions if new or upgraded business management systems are defective or are not installed properly, or are not properly integrated into operations. We recently implemented a new software-based enterprise resource planning (“ERP”) system. Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure could negatively impact our operations and financial results.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers, could adversely impact our operations and financial results.    Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from shortages of supply or transportation, from severe weather events (such as hurricanes, floods and blizzards), from casualty events (such as explosions, fires or material equipment breakdown), from acts of terrorism, from pandemic disease, from labor disruptions, or from other events (such as required maintenance shutdowns), could cause interruptions to our businesses as well as the operations of our customers and suppliers. While we maintain insurance coverage that can offset some losses relating to certain types of these events, some could have an adverse effect on our operations and financial results and we can be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to the Company.

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

The global recession and the volatility of worldwide capital and credit markets have impacted and will likely continue to significantly impact our foreign customers and markets. This has decreased demand in our foreign operations and is having significant negative impacts on our business. See in general the discussion under “Economic or Industry Downturns”.

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

Accounting & Tax Estimates

We are required to make accounting and tax-related estimates and judgments in preparing our consolidated financial statements.    In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred income taxes, and asset and goodwill impairments. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results.    We self-insure a significant portion of our potential liability for workers' compensation, product liability, general liability, property, automobile liability, stop loss and employee medical claims. In order to reduce risk, we purchase insurance from highly rated licensed insurance carriers that covers most claims in excess of the deductible or retained amounts. We maintain an accrual for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance, or the failure of our insurance provider to perform, could have an adverse impact on our financial condition and results of operations.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries.    Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Industries’ outstanding voting power. Approximately 24% of our outstanding common shares are beneficially owned by John P. McConnell, our Chairman of the Board and Chief Executive Officer. As a result of his beneficial ownership, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which our shareholders vote.

Credit Ratings

Rating agencies may downgrade our credit ratings, which could make it more difficult for us to raise capital and it could increase our financing costs.    Any downgrade in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services, and may limit our ability to take advantage of potential business opportunities. The rate on some of our credit facilities is tied to our credit rating. Any downgrade would likely result in an increase in the current cost of our revolving credit facility.

Difficult Financial Markets

Should we be required to raise capital in the current financing environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital.    Although the Company currently has significant borrowing availability under its existing credit facilities, should those facilities become unavailable due to covenant or other defaults, or should we otherwise be required to raise capital outside existing facilities, given the current uncertainty in the financial markets, our ability to access capital and the terms under which we do so may change. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, would have a negative impact on the Company.

Impairment Charges

Continued or enhanced weakness in the economy, our markets, and our results could result in future asset impairments, which would reduce our reported earnings and net worth.    We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. When a potential impairment is indicated, accounting standards require a charge to be recognized in the consolidated financial statements if the carrying amount of an asset or group of assets exceeds the fair value of that asset or group of assets. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

Item 1B. — Unresolved Staff Comments

None.

Item 2. — Properties.

General

The principal corporate offices of Worthington Industries, as well as the corporate offices for Worthington Cylinders, Worthington Steel, and Dietrich are located in a leased office building in Columbus, Ohio, containing approximately 117,700 square feet. Worthington also owns three facilities used for administrative and medical purposes in Columbus, Ohio, containing an aggregate of approximately 166,000 square feet. As of May 31, 2009, Worthington owned or leased a total of approximately 9,000,000 square feet of space for operations, of which approximately 7,500,000 square feet (8,500,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to ten years. For information concerning rental obligations, see the discussion of contractual obligations under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Operating Leases” of this Annual Report on Form 10-K. Distribution and office facilities provide adequate space for operations and are well maintained and suitable.

Excluding joint ventures, Worthington operates 41 manufacturing facilities and eleven warehouses. The facilities are generally well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

The Steel Processing business segment, which includes the consolidated joint venture Spartan, operates nine manufacturing facilities, eight of which are wholly-owned, containing approximately 2,990,000 square feet, and one of which is leased, containing approximately 150,000 square feet. These facilities are located in Alabama, California, Indiana, Maryland, Michigan, Ohio (3), and South Carolina. This business segment also owns one warehouse in Ohio containing approximately 110,000 square feet and one warehouse in California containing approximately 60,000 square feet. As noted above, this business segment’s corporate offices are located in Columbus, Ohio.

Metal Framing

The Metal Framing business segment operates 17 manufacturing facilities: 15 in the United States and two in Canada. In the United States, these facilities are located in California (2), Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Kansas, Maryland, New Jersey, Ohio (2), and Texas (2). In Canada, the facilities are located in British Columbia and Ontario. Of these manufacturing facilities, eight are leased containing approximately 640,000 square feet and nine are owned containing approximately 1,400,000 square feet. This segment operates three warehouses – one warehouse in Ohio which is owned and contains approximately 314,000 square feet and two in Canada which are leased and contain approximately 66,000 square feet. This business segment also owns and operates an administrative facility containing approximately 37,000 square feet in Indiana; and leases administrative space in three locations containing approximately 30,000 square feet in California, Indiana, and Pennsylvania. During fiscal 2009, Metal Framing corporate and administrative offices were closed and moved from Pennsylvania to Columbus, Ohio. As part of the Plan announced by the Company in September 2007, this business segment has ceased manufacturing operations at two owned and five leased facilities. The two owned facilities are currently up for sale. Of the leased facilities, one lease expired concurrently with the closing of the facility and the other four leases, which expire between 2010 and 2015, are being offered for subletting.

Pressure Cylinders

The Pressure Cylinders business segment operates eight owned manufacturing facilities located in Ohio (3), Wisconsin, Austria, Canada, the Czech Republic and Portugal containing approximately 1,200,000 square feet and two owned warehouses in Austria and the Czech Republic containing approximately 96,000 square feet. The newly acquired Piper operation owns one manufacturing facility in Mississippi, which has not been included in this count.

Other

Steelpac operates three facilities, one each in Indiana, Ohio and Pennsylvania. The manufacturing facilities in Indiana and Pennsylvania are leased and contain approximately 290,000 square feet; and the facility located in Ohio is owned and contains approximately 18,000 square feet. Gerstenslager owns and operates two manufacturing facilities, both located in Ohio, containing approximately 1,100,000 square feet; and leases approximately 200,000 square feet in one warehouse in Ohio. The Construction Services business segment operates manufacturing facilities in Tennessee and Washington and leases approximately 6,300 square feet for three administrative offices in Hawaii, Tennessee and China. Worthington Stairs leases one manufacturing facility in Ohio, which contains approximately 200,000 square feet.

Joint Ventures

The Spartan consolidated joint venture owns and operates one manufacturing facility in Michigan, which is included in the number disclosed above for the Steel Processing business segment. The unconsolidated joint ventures operate a total of 18 manufacturing facilities, located in Alabama, Maryland, Michigan (6), Nevada and Ohio, domestically, and in China, France, Mexico (5), Spain and the United Kingdom, internationally. The Serviacero Worthington joint venture opened a manufacturing facility in Monterrey, Mexico in mid-July 2009, which is not included in this count.

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

Item 4. — Submission of Matters to a Vote of Security Holders

No response required.

Supplemental Item — Executive Officers of the Registrant

The following table lists the names, positions held and ages of the Registrant’s executive officers as of July 30, 2009:

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	55	Chairman of the Board and Chief Executive Officer; a Director	1996
George P. Stoe	63	President and Chief Operating Officer	2008
B. Andrew Rose	39	Vice President and Chief Financial Officer	2008
Dale T. Brinkman	56	Vice President-Administration, General Counsel and Secretary	2000
Harry A. Goussetis	55	President, Worthington Cylinder Corporation	2005
Matthew A. Lockard	40	Vice President-Corporate Development and Treasurer	2009
John E. Roberts	54	President, Dietrich Industries, Inc.	2007
Ralph V. Roberts	62	Senior Vice President-Marketing; President, Worthington Integrated Building Systems, LLC	2006
Mark A. Russell	46	President, The Worthington Steel Company	2007
Eric M. Smolenski	39	Vice President-Human Resources	2005
Richard G. Welch	51	Controller	2000
Virgil L. Winland	61	Senior Vice President-Manufacturing	2001

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

George P. Stoe has served as President and Chief Operating Officer of Worthington Industries since October 2008. He served as Executive Vice President and Chief Operating Officer of Worthington Industries from December 2005 to October 2008. He previously served as President of Worthington Cylinder Corporation from January 2003 to December 2005.

B. Andrew ‘Andy’ Rose has served as Vice President and Chief Financial Officer of Worthington Industries since December 2008. From 2007 through 2008, he served as a senior investment professional with MCG Capital Corporation, a $1.1 billion investment company; and from 2002 to 2007, was a founding partner at Peachtree Equity Partners, L.P., a $170 million private equity firm backed by Goldman Sachs, where he managed debt and equity recapitalizations for manufacturing, distribution and service firms, served on the Board of Directors of various companies, advised management on growth strategies and operations and managed the firm's institutional investor base. Prior to 2002, he was vice president of private equity at Wachovia Capital Associates.

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since December 1998 and General Counsel since September 1982. He has been Secretary of Worthington Industries since September 2000 and served as Assistant Secretary of Worthington Industries from September 1982 to September 2000.

Harry A. Goussetis has served as President of Worthington Cylinder Corporation since December 2005. From January 2001 to December 2005, Mr. Goussetis served as Vice President-Human Resources for Worthington Industries, and he held various other positions with Worthington Industries from November 1983 to January 2001.

Matthew A. Lockard has served as Treasurer of Worthington Industries since February 2009, and as Vice President-Corporate Development since July 2005. From April 2001 to July 2005, Mr. Lockard served as Vice President-Global Business Development for Worthington Cylinder Corporation. Mr. Lockard served in various other positions with Worthington Industries from January 1994 to April 2001.

John E. Roberts has served as President of Dietrich Industries, Inc. since October 2007, and prior thereto, served as its Vice President of Sales and Marketing from June 2007 to October 2007. He was Regional General Manager, Director of Sales and Marketing for Owens Corning, a producer of residential and commercial building materials, from June 1996 through June 2007.

Ralph V. Roberts has served as President of Worthington Integrated Building Systems, LLC since November 2006; and has been Senior Vice President-Marketing of Worthington Industries since January 2001. From June 1998 through January 2001, he served as President of The Worthington Steel Company, and he held various other positions with Worthington Industries from December 1973 to June 1998, including Vice President-Corporate Development and Chief Executive Officer of the WAVE joint venture.

Mark A. Russell has served as President of The Worthington Steel Company since February 2007. From August 2004 through February 2007, Mr. Russell was a partner in Russell & Associates, an acquisition group formed to acquire aluminum products companies. Mr. Russell served as Chief Executive Officer of Indalex Inc., a producer of extruded aluminum products, from January 2002 to March 2004.

Eric M. Smolenski has served as Vice President-Human Resources for Worthington Industries since January 2004. From January 2001 to January 2004, Mr. Smolenski served as the Director of Corporate Human Resources Services, and he served in various other positions with Worthington Industries from January 1994 to January 2001.

Richard G. Welch served as Principal Financial Officer of Worthington Industries on an interim basis from August 2008 to December 2008. He currently serves as the Corporate Controller, a position he has held since March 2000. Prior thereto, he served as Assistant Controller of Worthington Industries from September 1999 to March 2000.

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001. He served in various other positions with Worthington Industries from 1971 to January 2001, including President of Worthington Cylinder Corporation from June 1998 through January 2001.

Executive officers serve at the pleasure of the directors of the Registrant. There are no family relationships among any of the Registrant's executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of the Registrant.

PART II

Item 5. — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. trade on the New York Stock Exchange (“NYSE”) under the symbol "WOR" and are listed in most newspapers as "WorthgtnInd." As of July 24, 2009, Worthington Industries had 8,171 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2009 and fiscal 2008, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2009 and fiscal 2008.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2009 Quarter Ended
August 31, 2008	$16.65	$24.11	$17.60	$0.17
November 30, 2008	$8.83	$18.99	$13.28	$0.17
February 28, 2009	$8.20	$13.89	$8.20	$0.17
May 31, 2009	$7.15	$15.88	$13.99	$0.10

Fiscal 2008 Quarter Ended
August 31, 2007	$19.60	$23.00	$21.16	$0.17
November 30, 2007	$20.38	$25.86	$21.19	$0.17
February 29, 2008	$14.58	$22.87	$17.59	$0.17
May 31, 2008	$16.00	$19.94	$19.94	$0.17

Dividends are declared at the discretion of Worthington Industries’ Board of Directors. Worthington Industries’ Board of Directors declared quarterly dividends of $0.17 per common share in fiscal 2008 and fiscal 2009, until reducing the dividend declared in the fourth quarter of fiscal 2009 to $0.10 per common share. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon Worthington Industries’ financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that this will continue in the future.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2004, in Worthington Industries’ common shares and each index.

* $100 invested on 5/31/04 in common shares or index. Assumes reinvestment of dividends when received. Fiscal year ending May 31.

	5/04	5/05	5/06	5/07	5/08	5/09
Worthington Industries, Inc.	$100.00	$90.43	$95.26	$122.38	$119.66	$88.62
S&P Midcap 400 Index	$100.00	$113.98	$131.73	$159.64	$155.64	$103.50
S&P 1500 Steel Composite Index	$100.00	$148.71	$286.02	$442.86	$547.94	$218.69

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2009, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries became a part of the S&P Midcap 400 Index on December 17, 2004. The S&P 1500 Steel Composite Index, of which Worthington Industries is a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2009, the S&P 1500 Steel Composite Index included 12 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: AK Steel Holding Corporation; Allegheny Technologies Incorporated; A.M. Castle & Co.; Carpenter Technology Corporation; Cliffs Natural Resources Inc.; Commercial Metals Company; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; United States Steel Corporation; and Worthington Industries.

Issuer Purchases of Equity Securities

No common shares of Worthington Industries were purchased by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) during the fiscal quarter ended May 31, 2009. The following table provides information about the number of common shares of Worthington Industries that may yet be purchased under the publicly announced repurchase authorization:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2009	-	-	-	8,449,500
April 1-30, 2009	-	-	-	8,449,500
May 1-31, 2009	-	-	-	8,449,500
Total	-	-	-	8,449,500

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On September 26, 2007, Worthington Industries announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 8,449,500 common shares were available under this repurchase authorization as of May 31, 2009. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

Item 6. — Selected Financial Data

	Fiscal Year Ended May 31,
In thousands, except per share	2009	2008	2007	2006	2005

FINANCIAL RESULTS
Net sales	$2,631,267	$3,067,161	$2,971,808	$2,897,179	$3,078,884
Cost of goods sold	2,456,533	2,711,414	2,610,176	2,525,545	2,580,011

Gross margin	174,734	355,747	361,632	371,634	498,873
Selling, general and administrative expense	210,046	231,602	232,487	214,030	225,915
Goodwill impairment	96,943	-	-	-	-
Restructuring charges and other	43,041	18,111	-	-	5,608

Operating income (loss)	(175,296)	106,034	129,145	157,604	267,350
Miscellaneous income (expense)	(6,858)	(6,348)	(4,446)	(1,524)	(7,991)
Nonrecurring losses	-	-	-	-	-
Gain on sale of unconsolidated affiliates	8,331	-	-	26,609	-
Interest expense	(20,734)	(21,452)	(21,895)	(26,279)	(24,761)
Equity in net income of unconsolidated affiliates	48,589	67,459	63,213	56,339	53,871

Earnings (loss) from continuing operations before income taxes	(145,968)	145,693	166,017	212,749	288,469
Income tax expense (benefit)	(37,754)	38,616	52,112	66,759	109,057

Earnings (loss) from continuing operations	(108,214)	107,077	113,905	145,990	179,412

Net earnings (loss)	$(108,214)	$107,077	$113,905	$145,990	$179,412

Earnings (loss) per share – diluted:
Continuing operations	$(1.37)	$1.31	$1.31	$1.64	$2.03

Net earnings (loss) per share	$(1.37)	$1.31	$1.31	$1.64	$2.03

Continuing operations:
Depreciation and amortization	$64,073	$63,413	$61,469	$59,116	$57,874
Capital expenditures (including acquisitions and investments)	109,491	97,343	90,418	66,904	112,937
Cash dividends declared	48,115	54,640	58,380	60,110	57,942
Per share	$0.61	$0.68	$0.68	$0.68	$0.66
Average common shares outstanding – diluted	78,903	81,898	87,002	88,976	88,503

FINANCIAL POSITION
Current assets	$598,935	$1,104,970	$969,383	$996,241	$938,333
Current liabilities	372,080	664,895	420,494	490,786	545,443

Working capital	$226,855	$440,075	$548,889	$505,455	$392,890

Net fixed assets	$521,505	$549,944	$564,265	$546,904	$552,956
Total assets	1,363,829	1,988,031	1,814,182	1,900,397	1,830,005
Total debt	239,393	380,450	276,650	252,684	388,432
Shareholders’ equity	706,069	885,377	936,001	945,306	820,836
Per share	$8.94	$11.16	$11.02	$10.66	$9.33
Common shares outstanding	78,998	79,308	84,908	88,691	87,933

The acquisition of The Sharon Companies Ltd. assets has been reflected since June 2008. The acquisition of the capital stock of Precision Specialty Metals, Inc. has been reflected since August 2006. The acquisition of Western Industries, Inc. assets has been reflected since September 2004. The disposition of certain assets related to the Decatur, Alabama steel processing facility has been reflected since August 2004.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Annual Report on Form 10-K and “Part I – Item 1A. – Risk Factors” of this Annual Report on Form 10-K.

Introduction

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), is primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products, such as metal framing, pressure cylinders, automotive past- and current-model year service stampings and, through joint ventures, metal ceiling grid systems and laser-welded blanks. Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2009, excluding our joint ventures, we operated 41 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Other business segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Construction Services, and Steel Packaging. We also held equity positions in six joint ventures, which operated 19 manufacturing facilities worldwide as of May 31, 2009. For more information on our business segments, please refer to “Item 1. – Business” of Part I of this Annual Report on Form 10-K.

Overview

During our fiscal year ended May 31, 2009 (“fiscal 2009”), we experienced challenges and rapidly changing business conditions unlike any we have ever experienced. Record earnings in our first quarter, due to record high prices of hot-rolled steel, were erased by a large loss in our second quarter due to the global financial crisis and recession. Demand in most of our markets plummeted, and steel prices underwent a severe and rapid decline, producing an environment of selling high priced inventory into a declining price market. This required us to write-down our steel inventories to the lower-of-cost-or-market, an impact of $105.0 million, $4.4 million of which related to our Serviacero joint venture. In addition, the declining economy and construction market deterioration resulted in a $96.9 million write-off of the goodwill associated with our Metal Framing segment. Our third and fourth fiscal quarters saw a continued decline in steel prices and demand in most of the markets we serve.

Market & Industry Overview

        For fiscal 2009, our sales breakdown by end user market is illustrated by the chart below. Substantially all of the sales of our Metal Framing business segment and the Construction Services business segment, as well as approximately 25% of the sales for the Steel Processing business segment, are to the construction market, both residential and non-residential. We estimate that approximately 10% of our consolidated sales, or one-fourth of our construction market sales, are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (“U.S. GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for our largest joint venture, Worthington Armstrong Venture (“WAVE”). The sales of WAVE are not consolidated in our results; however, adding our ownership percentage of WAVE’s construction market sales to our reported sales would not materially change the sales breakdown in the chart.

        The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing operations. Approximately half of the sales of our Steel Processing business segment, and substantially all of the sales of the Automotive Body Panels business segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Big Three automakers”), has a considerable impact on the customers within these two segments. These segments are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the sales of two of our unconsolidated joint ventures also go to the automotive end market. These sales are not consolidated in our results; however, adding our ownership percentage of joint venture automotive market sales to our reported sales would not materially change the sales breakdown in the previous chart.

The sales of our Pressure Cylinders and Steel Packaging business segments, and approximately 30% of the sales of our Steel Processing business segment, are to other markets such as appliance, leisure and recreation, distribution and transportation, HVAC, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to list the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these segments.

We use the following information to monitor our costs and major end markets:

	Fiscal Year Ended May 31,			Inc / (Dec)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
U.S. GDP (% growth year-over-year)	-1.0%	2.4%	2.1%	-3.4%	0.3%
Hot-Rolled Steel ($ per ton) [1]	$726	$636	$571	$90	$65
Big Three Auto Build (000s vehicles) [2]	5,606	8,643	9,509	(3,037)	(866)
No. America Auto Build (000s vehicles) [2]	9,880	14,662	15,068	(4,782)	(406)
Dodge Index	98	130	139	(32)	(9)
Framing Lumber ($ per 1,000 board ft) [3]	$230	$269	$286	$(39)	$(17)
Zinc ($ per pound) [4]	$0.65	$1.24	$1.65	$(0.59)	$(0.41)
Natural Gas ($ per mcf) [5]	$7.02	$7.66	$6.73	$(0.64)	$0.93
Retail Diesel Prices, All types ($ per gallon) [6]	$3.17	$3.41	$2.77	$(0.24)	$0.64

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

In recent quarters, the change in the market price of hot-rolled steel has been one of the most significant factors impacting selling prices and has materially impacted our earnings. In a rising price environment, such as we experienced during the first quarter of fiscal 2009, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, as they did during the second, third and fourth quarters of fiscal 2009, we typically have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results. Although the annual average steel price shown above was higher in fiscal 2009 than fiscal 2008, it was the 61% decline in the monthly average hot-rolled steel prices from September 2008 to May 2009 that affected our results.

No single customer makes up more than 5% of our consolidated net sales. While our automotive business is largely driven by Big Three production schedules, our customer base is much broader and includes many of their suppliers as well. Seasonal automotive shutdowns in July and December can cause weaker demand in our first and third quarters. During fiscal 2009, production schedules for domestic automakers were severely depressed, not only in July and December, but also throughout the second half of our fiscal year due to the uncertain financial markets, declining demand, the recessionary economic climate and the financial difficulties of General Motors and Chrysler. We continue to pursue customer diversification beyond the Big Three automakers and their suppliers, and, in recent quarters, we have increased our business in other markets such as energy and agriculture.

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it tracks actual construction starts. The relative pricing of framing lumber, an alternative construction material with which we compete, can also affect our Metal Framing business segment, as certain applications may permit the use of this alternative building material.

The market trends of certain other commodities such as zinc, natural gas and diesel fuel can be important to us as they represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight. A drop in the price of any of these commodities could decrease our cost of goods sold, and the reverse is also true. For fiscal 2009, any benefit recognized from lower commodity prices was more than offset by the drop in demand and steel pricing decline.

State of our Business

Our results reflect the rapid decline in demand and steel pricing associated with the global economic recession and its impact on end markets that first took hold in our second fiscal quarter. Steel pricing and demand continued to fall during the third and fourth quarters.

In fiscal 2008, we embarked on a cost reduction initiative that grew into a broader Transformation Plan (“the Plan”). In addition, the Plan has provided us with the strategy to combat the global economic recession. The Plan includes a focus on cost reduction, margin expansion, and organizational capability improvements, as well as an effort to develop excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in our Steel Processing and Metal Framing business segments. The goal of the Plan is to increase our Company’s sustainable earnings potential.

Our initial cost reduction efforts identified opportunities for $39.0 million in annual savings in overhead expense reductions, early retirements, and plant closures. In addition, we have continued to focus on reducing costs, increasing asset utilization and driving improvements in our operations, from which we have seen positive results. However, given the current market and economic conditions, particularly those related to our Steel Processing and Metal Framing business segments, we face difficulties in the next quarter, especially since it is a historically slow seasonal quarter for the automotive industry. As a result of the Plan and in response to the challenging recessionary environment, we executed, or announced, the following structural changes to our business in fiscal 2009:

•

A workforce reduction of approximately 1,200 primarily in our Steel Processing and Metal Framing business segments through a combination of plant closings and permanent job reductions. These reductions are expected to be sustainable even when demand returns as a result of improving operating efficiency through the Plan diagnostics. Additionally, several locations are operating on a reduced work week.

•

The closure of three facilities, one Steel Processing (Louisville, Kentucky) and two Metal Framing (Renton, Washington and Lunenburg, Massachusetts). In addition, two Metal Framing facilities suspended operations indefinitely (Miami, Florida and Phoenix, Arizona). See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Restructuring” for more information on headcount reductions and facility closures.

•

The sale of our interests in three joint ventures: our 49% equity interest in Canessa Worthington Slovakia s.r.o. (“Slovakia”); our 60% equity interest in Aegis Metal Framing, LLC (“Aegis”); and our 50% equity interest in Accelerated Building Technologies, LLC (“ABT”). See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for more information on these actions.

•

The expansion of our Worthington Specialty Processing (“WSP”) joint venture with United States Steel Corporation (“U.S. Steel”), which further consolidated more of the partners’ steel processing operations in eastern Michigan. U.S. Steel contributed Procoil Company, LLC, its steel processing facility in Canton, Michigan, and we contributed Worthington Steel Taylor, our steel processing subsidiary in Taylor, Michigan, plus $2.5 million of cash, increasing our ownership interest from 50% to 51%.

As a result of these and other reductions, we have incurred restructuring charges associated with the Plan totaling $61.2 million to date including charges of $43.0 million during fiscal 2009. We anticipate we will incur an additional $6.0 million in restructuring charges related to the Plan for our next fiscal year, which ends May 31, 2010 (“fiscal 2010”).

We have also implemented several cost reduction initiatives for the first quarter of fiscal 2010, which includes: a one week shut-down of four Steel Processing facilities; suspension of holiday pay for eligible employees; a pay-reduction of up to 20% for salaried employees with a 25% reduction for the Chief Executive Officer of Worthington; a 20% reduction in meeting fees for the board of directors; and a suspension of the Company’s 401(k) match for all employees. We reduced the fourth quarter dividend to $0.10 per share, a $0.07 reduction from the dividend of $0.17 per share declared in each of the first, second, and third quarters. On June 12, 2009, we redeemed $118.5 million of the $138.0 million outstanding 6.70% Notes due

December 1, 2009 (“Notes”) for $1,025 per $1,000 principal amount of Notes, plus accrued and unpaid interest. The repurchase was funded by a combination of cash on hand and borrowings under existing credit facilities in an effort to reduce interest expense.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
Dollars in millions	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$2,631.3	100.0%	$3,067.2	100.0%	$(435.9)
Cost of goods sold	2,456.6	93.4%	2,711.5	88.4%	(254.9)

Gross margin	174.7	6.6%	355.7	11.6%	(181.0)
Selling, general and administrative expense	210.0	8.0%	231.6	7.6%	(21.6)
Goodwill impairment and restructuring charges	140.0	5.3%	18.1	0.6%	121.9

Operating income (loss)	(175.3)	-6.7%	106.0	3.5%	(281.3)
Gain on sale of Aegis Metal Framing, LLC	8.3	0.3%	-	0.0%	8.3
Miscellaneous and interest expense	(27.6)	-1.0%	(27.8)	-0.9%	(0.2)
Equity in net income of unconsolidated affiliates	48.6	1.8%	67.5	2.2%	(18.9)
Income tax (expense) benefit	37.8	1.4%	(38.6)	-1.3%	(76.4)

Net earnings (loss)	$(108.2)	-4.1%	$107.1	3.5%	$(215.2)

Net earnings for fiscal 2009 decreased $215.2 million from the prior year, resulting in a net loss of $108.2 million.

•

Net sales decreased $435.9 million to $2,631.3 million from the prior year. Decreased volumes, primarily in our Steel Processing and Metal Framing business segments, lowered sales by $736.6 million. Higher average selling prices throughout the first half of the year more than offset the dramatic drop in prices in the second half of the year, resulting in an increase to sales of $300.6 million.

•

Gross margin decreased $181.0 million from the prior year primarily due to depressed volumes and declining spreads. Volumes declined 39% in Steel Processing and 31% in Metal Framing, which reduced the gross margin by $61.8 million and $40.5 million, respectively. In addition, the declining spreads resulted in inventory write-downs of $100.6 million.

•

SG&A expense decreased $21.6 million from the prior year. Profit sharing and bonus expenses were lower by $27.0 million, but were partially offset by increased bad debt expenses of $6.9 million primarily due to automotive accounts in the Steel Processing and Automotive Body Panels business segments.

•

Goodwill impairment charges of $97.0 million and pre-tax restructuring charges of $43.0 million were recognized for fiscal 2009 compared to $18.1 million in restructuring charges in fiscal 2008. The goodwill impairment for the Metal Framing business segment was recorded in the second quarter, as key assumptions used in previous valuations related to the economy and construction market no longer supported the goodwill balance. The restructuring charges in both years related to the Plan, and included costs related to professional fees, job reductions, and facility closures.

•	We recognized a pre-tax gain of $8.3 million on the sale of our interest in Aegis to our partner, MiTek Industries, Inc. in January 2009.

•

Equity in net income of unconsolidated affiliates of $48.6 million was largely made up of earnings from our WAVE joint venture, which were down 13%. Our other joint ventures also experienced declines in their earnings. Aegis earnings were down year over year largely because of the sale, WSP’s loss increased by $2.6 million and inventory write-downs at our Serviacero joint venture negatively impacted our results by $4.4 million. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about our participation in unconsolidated joint ventures.

•

Due to the pre-tax loss for fiscal 2009, an income tax benefit of $37.8 million, or 25.9% of the pre-tax loss, was recorded. This compares to the $38.6 million tax expense, or 26.5% of the pre-tax income, recorded in fiscal 2008. The change in the effective income tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business, as well as the portion of the goodwill impairment that is not deductible for tax purposes.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing business segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$1,183.0	100.0%	$1,463.2	100.0%	$(280.2)
Cost of goods sold	1,167.4	98.7%	1,313.5	89.8%	(146.1)

Gross margin	15.6	1.3%	149.7	10.2%	(134.1)
Selling, general and administrative expense	79.8	6.7%	92.8	6.3%	(13.0)
Restructuring charges	3.9	0.3%	1.1	0.1%	2.8

Operating income (loss)	$(68.1)	-5.8%	$55.8	3.8%	$(123.9)

Material cost	$991.4		$1,105.7		$(114.3)
Tons shipped (in thousands)	2,011		3,286		(1,275)

Net sales and operating income (loss) highlights were as follows:

•

Net sales decreased $280.2 million from the prior year to $1,183.0 million. The decrease was attributable to weakened demand in the automotive and construction markets, the two largest markets served by our Steel Processing business segment.

•

Operating income decreased by $123.9 million compared to last year, resulting in an operating loss of $68.1 million. Weakened demand, caused by the global recession, and a compressed spread between average selling prices and material costs resulted in inventory write-downs of $62.6 million and were the main drivers behind the operating loss. SG&A expense was $13.0 million lower than the prior year, primarily due to lower profit sharing and bonus expenses. Restructuring charges in both years related to the Plan.

Metal Framing

The following table presents a summary of operating results for the Metal Framing business segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$661.0	100.0%	$788.8	100.0%	$(127.8)
Cost of goods sold	638.1	96.5%	729.1	92.4%	(91.0)

Gross margin	22.9	3.5%	59.7	7.6%	(36.8)
Selling, general and administrative expense	54.9	8.3%	67.0	8.5%	(12.1)
Goodwill impairment and restructuring charges	110.6	16.7%	9.0	1.1%	101.6

Operating loss	$(142.6)	-21.6%	$(16.3)	-2.1%	$(126.3)

Material cost	$502.1		$557.3		$(55.2)
Tons shipped (in thousands)	459		666		(207)

Net sales and operating loss highlights were as follows:

•

Net sales decreased $127.8 million from the prior year to $661.0 million. Lower volumes reduced sales by $242.0 million, which more than offset the $114.2 million benefit from higher average selling prices realized primarily in the first half of the year.

•

The operating loss of $142.6 million increased from a $16.3 million loss last year and included a $97.0 million goodwill impairment charge recorded in the second fiscal quarter. In addition, rapidly declining steel prices resulted in an inventory write-down of $38.0 million. Weak volumes were partially offset by lower SG&A expenses realized from plant closures and headcount reductions.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders business segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$537.4	100.0%	$578.8	100.0%	$(41.4)
Cost of goods sold	429.8	80.0%	457.2	79.0%	(27.4)

Gross margin	107.6	20.0%	121.6	21.0%	(14.0)
Selling, general and administrative expense	45.4	8.4%	51.5	8.9%	(6.1)
Restructuring charges	1.0	0.2%	0.1	0.0%	0.9

Operating income	$61.2	11.4%	$70.0	12.1%	$(8.8)

Material cost	$257.5		$273.1		$(15.6)
Units shipped (in thousands)	47,639		48,058		(419)

Net sales and operating income highlights were as follows:

•

Net sales of $537.4 million decreased by $41.4 million from fiscal 2008. An unfavorable change in the sales mix combined with lower North American volumes, reduced sales by $38.7 million. Weaker foreign currencies relative to the U.S. dollar negatively impacted reported U.S. dollar sales of the non-U.S. operations by $9.0 million compared to last year.

•

Operating income decreased $8.8 million from last year. Gross margin declined to 20.0% of net sales from 21.0% as lower volumes combined with a lower spread between average selling prices and material costs to result in a $14.0 million decline in gross margin for the year.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging business segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments.

The following table presents a summary of operating results for the periods indicated:

	Fiscal Year ended May 31,
Dollars in millions	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$249.9	100.0%	$236.4	100.0%	$13.5
Cost of goods sold	221.3	88.6%	211.8	89.6%	9.5

Gross margin	28.6	11.4%	24.6	10.4%	4.0
Selling, general and administrative expense	29.9	12.0%	20.2	8.5%	9.7
Restructuring charges	24.5	9.8%	7.9	3.3%	16.6

Operating loss	$(25.8)	-10.3%	$(3.5)	-1.5%	$(22.3)

Net sales and operating loss highlights were as follows:

•

Net sales increased $13.5 million from fiscal 2008. Net sales in Construction Services increased $28.6 million over the prior year primarily due to the Worthington Stairs acquisition in June 2008, and higher volumes in both the mid-rise and military construction business units. This was partially offset by an $18.8 million decline in sales in Automotive Body Panels, which was negatively impacted by the downturn in the automotive market.

•

The operating loss widened by $22.3 million versus last year due to $24.5 million in restructuring charges related to the Plan, which included professional fees, employee severance and relocation expenses. In addition, SG&A expenses increased $9.7 million due to the acquisition of Worthington Stairs and higher bad debt expense in Automotive Body Panels. The results of Construction Services improved significantly over the prior year due to both its military and mid-rise construction end markets.

Fiscal 2008 Compared to Fiscal 2007

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$3,067.2	100.0%	$2,971.8	100.0%	$95.4
Cost of goods sold	2,711.5	88.4%	2,610.2	87.8%	101.3

Gross margin	355.7	11.6%	361.6	12.2%	(5.9)
Selling, general and administrative expense	231.6	7.6%	232.5	7.8%	(0.9)
Restructuring charges	18.1	0.6%	-	0.0%	18.1

Operating income	106.0	3.5%	129.1	4.3%	(23.1)
Other expense, net	(6.3)	-0.2%	(4.4)	-0.1%	1.9
Interest expense	(21.5)	-0.7%	(21.9)	-0.7%	(0.4)
Equity in net income of unconsolidated affiliate	67.5	2.2%	63.2	2.1%	4.3
Income tax expense	(38.6)	-1.3%	(52.1)	-1.8%	(13.5)

Net earnings	$107.1	3.5%	$113.9	3.8%	$(6.8)

Net earnings for fiscal 2008 decreased $6.8 million from fiscal 2007 to $107.1 million.

•

Net sales increased $95.4 million to $3,067.2 million from fiscal 2007. Most of the increase in net sales was due to higher volumes ($63.4 million), stronger foreign currencies relative to the U.S. dollar ($31.3 million) and a marginal increase in average selling prices. Volume increases boosted sales in nearly all of our business segments, especially Construction Services, where sales increased $36.5 million.

•

Gross margin decreased $5.9 million from fiscal 2007 primarily due to declines in our Pressure Cylinders business segment as a result of lower average selling prices in local currencies in Europe and increased material costs. All of our other business segments reported increased gross margin due to stronger volumes.

•	SG&A expense decreased $0.9 million from fiscal 2007. The Plan provided $15.2 million in SG&A savings, which was largely offset by increased compensation, depreciation and bad debt expense.

•	Restructuring charges of $18.1 million related to the Plan.

•

Equity in net income of unconsolidated affiliates of $67.5 million was largely made up of earnings from our WAVE joint venture, which increased $5.8 million over fiscal 2007. Increased earnings from WAVE and the addition of $3.1 million in earnings from Serviacero Worthington were offset by decreased earnings at WSP, TWB Company, L.L.C. (“TWB”), and certain other joint ventures. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about our participation in unconsolidated joint ventures.

•

Income tax expense for fiscal 2008 decreased $13.5 million and the effective income tax rate was 26.5% compared to 31.4% in fiscal 2007. The decrease in income tax was primarily because of lower earnings and a lower effective income tax rate. The decrease in the effective income tax rate was primarily because of adjustments to our current and deferred estimated tax liabilities and a change in the mix of our foreign earnings.

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

Net sales and operating income highlights were as follows:

•

Net sales increased $2.5 million from fiscal 2007 to $1,463.2 million. The increase was attributable to a full year of operations at our stainless steel processing facility, Precision Specialty Metals, Inc. (“PSM”), compared to nine and one-half months of operations in fiscal 2007. Increased sales at PSM were partially offset by decreases in net sales at our carbon steel processing facilities, due to decreased average selling prices early in fiscal 2008 and lower volumes.

•

Operating income increased $0.4 million compared to fiscal 2007. Gross margin improved $2.2 million due to an increased spread between average selling prices and material cost, largely in the fourth quarter of the fiscal year, offset by higher freight expense, wages and utilities. SG&A expense was up slightly, primarily due to a higher allocation of corporate expenses. Restructuring charges of $1.1 million related to employee early retirements and severance.

Metal Framing

The following table presents a summary of operating results for the Metal Framing business segment for the periods indicated:

	Fiscal Year Ended May 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$788.8	100.0%	$771.4	100.0%	$17.4
Cost of goods sold	729.0	92.4%	711.7	92.3%	17.3

Gross margin	59.8	7.6%	59.7	7.7%	0.1
Selling, general and administrative expense	67.0	8.5%	68.9	8.9%	(1.9)
Restructuring charges	9.0	1.1%	-	0.0%	9.0

Operating loss	$(16.2)	-2.1%	$(9.2)	-1.2%	$(7.0)

Material cost	$557.3		$547.6		$9.7
Tons shipped (in thousands)	666		644		22

Net sales and operating loss highlights were as follows:

•	Net sales increased $17.4 million from fiscal 2007 to $788.8 million. The increase in net sales was due to higher volumes ($28.3 million) offset by lower average selling prices ($10.9 million).

•

The operating loss of $16.2 million was $7.0 million worse than fiscal 2007 primarily due to $9.0 million in restructuring charges recorded in fiscal 2008. Metal Framing was able to return to operating profitability in the fourth quarter of fiscal 2008, but that was not enough to make up for the losses earlier in the fiscal year. Overall volumes were up over fiscal 2007 contributing $8.9 million to gross margin; however, improved volumes were entirely offset by lower spreads between average selling prices and material cost and increased conversion costs. SG&A decreased $1.9 million as we began to recognize benefits from the Plan. Restructuring charges of $9.0 million were associated with the Plan.

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

Net sales and operating income highlights were as follows:

•

Net sales of $578.8 million increased by $34.0 million over fiscal 2007. Stronger foreign currencies relative to the U.S. dollar positively impacted reported U.S. dollar sales of the non-U.S. operations by $26.9 million compared to fiscal 2007. This was offset by a $9.8 million decline in sales from our European operations in local currencies, primarily as a result of lower average selling prices. The remaining increase in net sales was due to improved volumes in our 14.1 ounce and 16.4 ounce cylinders and higher selling prices across most North American product lines.

•

Operating income decreased $14.6 million from fiscal 2007. Gross margin declined to 21.0% of sales from 24.5% as the lower average selling prices in European local currencies and increased material costs resulted in a $12.1 million decline in gross margin for fiscal 2008.

Other

The “Other” category includes the Automotive Body Panels, Construction Services and Steel Packaging business segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments.

The following table presents a summary of operating results for the periods indicated:

	Fiscal Year ended May 31,
Dollars in millions	2008	% of Net sales	2007	% of Net sales	Increase/ (Decrease)
Net sales	$236.4	100.0%	$194.9	100.0%	$41.5
Cost of goods sold	211.9	89.6%	174.2	89.4%	37.7

Gross margin	24.5	10.4%	20.7	10.6%	3.8
Selling, general and administrative expense	20.2	8.5%	22.4	11.5%	(2.2)
Restructuring charges	7.9	3.3%	-	0.0%	7.9

Operating loss	$(3.6)	-1.5%	$(1.7)	-0.9%	$(1.9)

Net sales and operating loss highlights were as follows:

•	The $41.5 million net sales increase in fiscal 2008 was almost entirely attributable to the Construction Services business segment driven by higher volumes in the military construction group.

•

The operating loss widened by $1.9 million versus fiscal 2007 due to $7.9 million in restructuring charges. These charges included professional fees and early retirement and severance costs largely related to corporate employees. Gross margin improved $3.8 million due to the operating performance of the Construction Services business segment, which improved significantly over fiscal 2007 due to a combination of higher volumes in the military construction group and stronger margins for the mid-rise construction projects.

Liquidity and Capital Resources

Cash and cash equivalents at the end of fiscal 2009 decreased $17.5 million compared to the end of fiscal 2008. The following table summarizes consolidated cash flows.

	Fiscal Years Ended May 31,
Cash Flow Summary (in millions)	2009	2008
Net cash provided by operating activities	$254.3	$180.5
Net cash used by investing activities	(53.3)	(70.7)
Net cash used by financing activities	(218.5)	(74.3)

Increase (decrease) in cash and cash equivalents	(17.5)	35.5
Cash and cash equivalents at beginning of period	73.8	38.3

Cash and cash equivalents at end of period	$56.3	$73.8

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures, mandatory debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should the Company be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital.

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

Net cash provided by operating activities was $254.3 million and $180.5 million in fiscal 2009 and fiscal 2008, respectively. A significant amount of cash was generated in fiscal 2009 by a large decrease in net working capital. Inventories, receivables and accounts payable all decreased significantly due to lower current and projected sales volumes, coupled with lower raw material costs. Consolidated net working capital was $226.9 million at May 31, 2009, compared to $440.1 million at May 31, 2008.

We review our receivables on an ongoing basis to ensure that they are properly valued. Based on this review, we have increased our allowances by $7.6 million to $12.5 million since May 31, 2008. This increase is principally tied to customers in the automotive industry; and, based on our current information, we believe our allowances are sized appropriately. However, if the economic environment and market conditions do not improve, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

As noted above, while an economic slowdown adversely affects sales, it generally decreases working capital needs. As the impact or ramifications of the current economic slowdown become known, we will continue to adjust operating activities and cash needs accordingly.

Investing activities

Net cash used by investing activities was $53.3 million and $70.7 million in fiscal 2009 and fiscal 2008, respectively.

Capital expenditures by reportable business segment represent cash used for investment in property, plant and equipment and are presented below:

	Fiscal Year Ended May 31,
In millions	2009	2008
Steel Processing	$25.0	$7.2
Metal Framing	4.5	6.8
Pressure Cylinders	26.6	16.5
Other	8.1	17.0

	$64.2	$47.5

The Steel Processing business segment capital expenditures increased $17.8 million in fiscal 2009 compared to fiscal 2008, due primarily to capacity expansion at our Delta, Ohio, steel galvanizing plant.

The Pressure Cylinders business segment capital expenditures increased $10.1 million in fiscal 2009 compared to fiscal 2008, due to an upgrade of the capabilities at our Austrian Pressure Cylinders facility.

Capital expenditures for the Other category decreased $8.9 million in fiscal 2009 compared to fiscal 2008. This was due primarily to decreased expenditures related to our enterprise resource planning system, based on the stage of the project, as well as decreases resulting from completion of other various projects and a conscious effort to reduce spending in this area.

Net cash used by investing activities decreased $17.4 million during fiscal 2009 compared to fiscal 2008. This was due primarily to the fiscal 2009 receipt of distributions from an unconsolidated joint venture in excess of the Company’s cumulative equity in the earnings of that joint venture. This cash flow of $23.5 million was included in investing activities in the consolidated statements of cash flows due to the nature of the distribution as a return of investment, rather than a return on investment. Distributions from unconsolidated joint ventures that did not exceed the Company’s cumulative equity in the earnings of respective joint ventures are included as operating cash flows in the consolidated statements of cash flows. In fiscal year 2008, there were no distributions from unconsolidated joint ventures classified as investing cash flows. In fiscal 2009, lower acquisitions/investments also combined with higher proceeds from the sale of assets to partially offset the increase in capital spending noted above. The cash used in our acquisition of the assets of The Sharon Companies Ltd. in fiscal 2009 was slightly less than the cash used in the fiscal 2008 investment in the Serviacero Worthington joint venture. Additionally, the proceeds from the sale of our investments in the Aegis, Slovakia and ABT joint ventures, as well as the sales of other assets in fiscal 2009, were slightly higher than the proceeds received from the sale of short-term investments in fiscal 2008.

Investment activities are largely discretionary and future investment activities could be reduced significantly or eliminated as economic conditions warrant. We assess acquisition opportunities as they arise, and such opportunities may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required.

Financing activities

Net cash used by financing activities was $218.5 million and $74.3 million in fiscal 2009 and fiscal 2008, respectively. The increased net use of cash for financing activities of $144.2 million was largely driven by the payment of borrowings during fiscal 2009, versus the proceeds from issuance in fiscal 2008. The majority of that activity is reflected in the amounts outstanding under the revolving credit facility, as discussed below. The decreased level of common share repurchase activity in fiscal 2009 compared to fiscal 2008, also discussed below, offsets, to some extent, the impact from net payments on borrowings.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. (Baa2) and Standard & Poor’s Ratings Group (BBB). We typically use the net proceeds from long-term debt for acquisitions, refinancing outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2009, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Subsequent to May 31, 2009, we completed a cash tender offer for our 6.7% notes due December 1, 2009. The Company purchased $118.5 million of the then $138.0 million outstanding principal amount. The consideration paid was $1,025 per $1,000 principal amount, plus accrued and unpaid interest.

Short-term debt – We maintain a $435.0 million revolving credit facility, which expires in May 2013, except for a $35.0 million commitment by one lender, which expires in September 2010. We were in compliance with our short-term debt covenants at May 31, 2009. Our short-term debt agreements do not include ratings triggers or material adverse change provisions. Current borrowings under this revolving credit facility have maturities of less than one year and given that we intend to repay them within the next year, they have been classified as notes payable. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At May 31, 2009, borrowings under the revolving credit facility bore interest at rates based on LIBOR. We had $434.0 million available to us under this facility at May 31, 2009, compared to $309.6 million available to us at May 31, 2008.

Our most restrictive debt covenants require us to maintain an interest coverage ratio (adjusted EBITDA divided by interest expense, on a trailing 12-month basis) of at least 3.25 times and a consolidated indebtedness to capitalization ratio of not more than 55%. These covenants are tested at the end of each fiscal quarter. At May 31, 2009, the interest coverage ratio was 8.72 times and the consolidated indebtedness to capitalization ratio was 32%.

We also have a $100.0 million revolving trade accounts receivable securitization facility, of which $60.0 million was utilized at May 31, 2009, and $100.0 million at May 31, 2008. See the description that follows under “Off-Balance Sheet Arrangements.” The securitization facility is backed by a committed liquidity facility that expires during January 2011.

We also provided $8.3 million in letters of credit for third-party beneficiaries as of May 31, 2009. The letters of credit secure potential obligations to certain bond and insurance providers. These letters can be drawn at any time at the option of the beneficiaries.

Common shares – We maintained our quarterly dividend declared during the first three quarters of fiscal 2009 at $0.17 per common share. The dividend declared during the fiscal quarter ended May 31, 2009 was reduced to $0.10 per common share. We paid dividends on our common shares of $53.7 million and $55.6 million in fiscal 2009 and fiscal 2008, respectively.

At its meeting on September 27, 2006, the Board of Directors of Worthington Industries reconfirmed its authorization to repurchase up to 10,000,000 of Worthington’s outstanding common shares, which had initially been announced on June 13, 2005. This repurchase authorization was completed during December 2007. On September 26, 2007, Worthington announced that the Board of Directors had authorized the repurchase of up to an additional 10,000,000 of Worthington’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of May 31, 2009. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. During fiscal 2009 and fiscal 2008, we spent $12.4 million and $125.8 million, respectively, on common share repurchases.

Dividend Policy

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2009. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Notes payable	$1.0	$1.0	$-	$-	$-
Current maturities of long-term debt	138.0	138.0	-	-	-
Long-term debt	100.4	-	-	0.2	100.2
Interest expense on long-term debt	32.0	5.3	10.7	10.7	5.3
Operating leases	45.1	11.1	17.2	10.5	6.3
Unconditional purchase obligations	23.7	2.4	4.7	4.7	11.9

Total contractual cash obligations	$340.2	$157.8	$32.6	$26.1	$123.7

The interest expense on long-term debt is computed by using the fixed rates of interest on the debt, including impacts of the related interest rate hedge. The unconditional purchase obligations are to secure access to a facility used to regenerate acid used in our Steel Processing facilities through fiscal 2019. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $3.9 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

During the fiscal quarter ended May 31, 2009, the Company redeemed $7.0 million of its then $145.0 million outstanding principal amount of 6.7% notes due December 1, 2009 (the “Notes”). Subsequent to May 31, 2009, we completed a cash tender offer for the Notes, redeeming an additional $118.5 million of outstanding principal amount. The consideration paid for the subsequent redemption was $1,025 per $1,000 principal amount, plus accrued and unpaid interest.

The following table summarizes our other commercial commitments as of May 31, 2009. These commercial commitments are not reflected on our consolidated balance sheet.

	Commitment Expiration by Period
In millions	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantees (aircraft residual values)	$17.9	$17.9	$-	$-	$-
Standby letters of credit	8.3	8.3	-	-	-

Total commercial commitments	$26.2	$26.2	$-	$-	$-

Off-Balance Sheet Arrangements

We maintain a $100.0 million revolving trade accounts receivable securitization facility which expires in January 2011. This facility was available throughout fiscal 2009 and fiscal 2008. Transactions under the facility have been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under this facility are excluded from accounts receivable in the consolidated financial statements. As of May 31, 2009, the pool of eligible accounts receivable was $92.4 million, and $60.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2009, the Company was party to operating leases for aircraft in which the Company has guaranteed residual values at the termination of the leases. The maximum obligation under these terms is approximately $17.9 million at May 31, 2009. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities after May 31, 2008, and for non-financial assets and liabilities is effective after May 31, 2009. SFAS No. 157 has not had, and is not expected to have, a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations after May 31, 2009, and will affect the accounting treatment of future acquisitions that we may consummate.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The adoption of this pronouncement will affect the accounting treatment of future acquisitions that we may consummate.

In November 2008, the FASB ratified EITF Issue 08-6, Equity Method Investment Accounting Considerations, (“EITF Issue 08-06”) which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF Issue 08-06 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. We do not expect EITF Issue 08-06 to have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets – an amendment of FASB Statement No. 132(R) (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 expands the disclosure requirements under FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits to include disclosure on investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in SFAS 157, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this standard will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. 141(R)-1”). FSP No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. FSP No. 141(R)-1 is effective for business combinations with an acquisition date on or after June 1, 2009. The adoption of this pronouncement will affect the accounting treatment of future acquisitions that we may consummate.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP No. 157-4 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and 124-2”). FSP No. 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP No. 115-2 and 124-2 is effective for all reporting periods ending after June 15, 2009. We do not expect FSP FSP No. 115-2 and 124-2 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”). FSP No. 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP No. 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP No. 107-1 and APB 28-1 is effective for all reporting periods ending after June 15, 2009. We do not expect FSP No. 107-1 and APB 28-1 to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We are currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 amends the guidance on transfers of financial assets and impacts new transfers of many types of financial assets (e.g., factoring arrangements and sales of trade receivables, mortgages and installment loans). SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. We are currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance for variable-interest entities (“VIE”) under FIN 46(R). SFAS No. 167 makes significant changes to the model for determining who should consolidate a VIE, and also addresses how often this assessment should be performed. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect this pronouncement to have a material impact on our consolidated financial statements.

Environmental

We believe environmental issues will not have a material effect on capital expenditures, future results of operations or financial position.

Inflation

The effects of inflation on our operations were not significant during the periods presented in the consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us since these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable and the ability to collect is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide for returns and allowances based on experience and current customer activities. As of May 31, 2009 and May 31, 2008, we had deferred $9.3 million and $9.1 million, respectively, of revenue related to pricing disputes.

Within our Construction Services business segment, which represented less than 5.0% of consolidated net sales for each of the last three fiscal years, revenue is recognized on a percentage-of-completion method.

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

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of the customer, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense. Account balances are charged off against the allowance when recovery is considered remote.

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we have increased our allowances by $7.6 million to $12.5 million since May 31, 2008. This increase is principally tied to customers in the automotive industry; and, based on our current information, we believe our allowances are sized appropriately. However, if the economic environment and market conditions do not improve, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings.

Inventory Valuation:    Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. To ensure that inventory is not stated above the current market value requires the significant use of estimates to determine the replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. The rapid decline in steel prices during fiscal 2009 resulted in a situation where, based on our estimates, our inventories were recorded at values in excess of current market prices. As a result, we recorded charges of $105.0 million related to inventory write-downs during fiscal 2009.

Impairment of Long-Lived Assets:    We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. When a potential impairment is indicated, accounting standards require a charge to be recognized in the financial statements if the carrying amount of an asset or group of assets exceeds the fair value of that asset or group of assets. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

Due to continued deterioration in business and market conditions during fiscal 2009, we determined that certain indicators of impairment were present, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were subsequently tested for impairment during the fourth quarter of fiscal 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment loss was indicated at May 31, 2009.

We test our goodwill balances for impairment annually, during the fourth quarter, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. We test goodwill at the business segment level as we have determined that the characteristics of the reporting units within each business segment are similar and allow for their aggregation to the business segment level for testing purposes. The test consists of determining the fair value of the business segments, using discounted cash flows, and comparing the result to the carrying values of the business segments. If the estimated fair value of a business segment exceeds its carrying value, there is no impairment. If the carrying amount of the business segment exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment is determined by establishing the fair value of all assets and liabilities of the business segment, excluding the goodwill, and comparing the total to the estimated fair value of the business segment. The difference represents the fair value of the goodwill and if it is lower than the book value of the goodwill, the difference is recorded as a loss in the consolidated statements of earnings.

Due to industry changes, weakness in the construction market and the depressed results in the Metal Framing business segment over the last year, we tested the value of goodwill related to this business segment for impairment on a quarterly basis. Given the significant decline in the economy during the second quarter of fiscal 2009 and its impact on the construction market, we revised the forecasted cash flows and discount rate assumptions used in our previous valuations of this business segment. The forecasted cash flows were revised downward due to the significant decline in, and the future uncertainty of, the economy. The discount rate, based on our current cost of debt and equity capital, was changed due to the increased risk in our forecast. After reviewing the revised valuation and the fair value estimates of the remaining assets, it was determined that the value of the business no longer supported its $96.9 million goodwill balance. As a result, the full amount of goodwill was written-off in the second quarter ended November 30, 2008.

Subsequent to the second quarter write-off noted above, and as of February 28, 2009, the total goodwill balance was $98.3 million. Of this amount, $73.6 million related to the Pressure Cylinders business segment and $24.7 million related to the Construction Services business segment, $18.0 million of which resulted from the June 2008 acquisition of substantially all of the assets of The Sharon Companies Ltd. (See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note Q – Acquisitions”). During the quarter ended February 28, 2009, we tested the value of the goodwill balances in the Construction Services business segment as weakness in the construction market continued. For the test, we assumed the revenue trend rate would range from down 1.1% to up 7.5% as we expect a recovery in the latter years of the forecast due to pent-up demand and future growth in the market share of our Construction Services business segment. We set the discount rate at 12%, up from the 10% used in the fiscal 2008 annual testing but lower than the 14% used for the Metal Framing business segment test in the second quarter of fiscal 2009. We believe this was appropriate due to increased uncertainty in the market place since the end of fiscal 2008, and the cash flows for the Construction Services business segment being more predictable than those of the Metal Framing business segment. Based on this test, there was no indication of impairment. We also performed the same test using a 14% discount rate, which also indicated no impairment.

During the fourth quarter of fiscal 2009, the Company completed its annual test of goodwill. No additional impairments were identified during the Company’s annual assessment of goodwill. Future declines in the market and deterioration in earnings could lead to additional impairment of goodwill and other long-lived assets.

Accounting for Derivatives and Other Contracts at Fair Value:    We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices, foreign currency and interest rates. The fair values are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could affect the estimated fair values.

Stock-Based Compensation:    All share-based awards to employees, including grants of employee stock options, are recorded as expense in the consolidated statements of earnings based on their fair values.

Income Taxes:    In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

Self-Insurance Reserves:    We are largely self-insured with respect to workers’ compensation, general and auto liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends. Facility consolidations, a focus on safety initiatives and an emphasis on property loss prevention and product quality have resulted in an improvement in our loss history and the related assumptions used to analyze the self-insurance reserves. This improvement resulted in reductions to these reserves of $1.2 million in fiscal 2009 and $5.3 million in fiscal 2008. We will continue to review these reserves on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

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

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap has a notional amount of $100.0 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 17, 2014. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Debt” of this Annual Report on Form 10-K. The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution. No credit loss is anticipated. We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would not materially impact the fair value of our interest rate swap. A sensitivity analysis of changes in the interest rates on our variable rate debt indicates that a 10% increase in those rates would not have materially impacted our net results. Based on the terms of the noted derivative contract, such changes would also be expected to materially offset against each other.

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects us to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2009, the difference between the contract and book value of these instruments was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations, or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc (see additional information below regarding natural gas and zinc) and other raw materials and utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of zinc and natural gas. These contracts covered periods commensurate with known or expected exposures through calendar 2008. No derivatives are held for trading purposes, and no active commodity derivatives were in place at May 31, 2009.

Fair values for the outstanding derivative positions as of May 31, 2009 and 2008 are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	Fair Value At May 31,		Change In Fair Value
In millions	2009	2008
Zinc	$-	$3.1	$(3.1)
Natural gas	-	1.5	(1.5)
Foreign currency	0.4	(0.1)	0.5
Interest rate	(7.9)	(0.3)	(7.6)

	$(7.5)	$4.2	$(11.7)

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

Item 8. — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2009

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$56,319	$73,772
Receivables, less allowances of $12,470 and $4,849 at May 31, 2009 and 2008	182,881	384,354
Inventories:
Raw materials	141,082	350,256
Work in process	57,612	123,106
Finished products	71,878	119,599

Total inventories	270,572	592,961

Income taxes receivable	29,749	-
Assets held for sale	707	1,132
Deferred income taxes	24,868	17,966
Prepaid expenses and other current assets	33,839	34,785

Total current assets	598,935	1,104,970

Investments in unconsolidated affiliates	100,395	119,808
Goodwill	101,343	183,523
Other intangible assets, net of accumulated amortization of $15,328 and $11,432 at May 31, 2009 and 2008	23,642	13,709
Other assets	18,009	16,077
Property, plant and equipment:
Land	30,960	34,241
Buildings and improvements	242,558	249,624
Machinery and equipment	879,871	901,067
Construction in progress	22,783	11,758

Total property, plant and equipment	1,176,172	1,196,690
Less accumulated depreciation	654,667	646,746

Total property, plant and equipment, net	521,505	549,944

Total assets	$1,363,829	$1,988,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136,215	$356,129
Notes payable	980	135,450
Accrued compensation, contributions to employee benefit plans and related taxes	34,503	59,619
Dividends payable	7,916	13,487
Other accrued items	49,488	68,545
Income taxes payable	4,965	31,665
Current maturities of long-term debt	138,013	-

Total current liabilities	372,080	664,895
Other liabilities	65,400	49,785
Long-term debt	100,400	245,000
Deferred income taxes	82,986	100,811

Total liabilities	620,866	1,060,491

Contingent liabilities and commitments – Note G
Minority interest	36,894	42,163
Shareholders' equity:
Preferred shares, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding, 2009 – 78,997,617 shares, 2008 – 79,308,056 shares	-	-
Additional paid-in capital	183,051	174,900
Cumulative other comprehensive income, net of taxes of $3,251 and $78 at May 31, 2009 and 2008	4,457	24,633
Retained earnings	518,561	685,844

Total shareholders' equity	706,069	885,377

Total liabilities and shareholders' equity	$1,363,829	$1,988,031

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share)

	Fiscal Years Ended May 31,
	2009	2008	2007
Net sales	$2,631,267	$3,067,161	$2,971,808
Cost of goods sold	2,456,533	2,711,414	2,610,176

Gross margin	174,734	355,747	361,632
Selling, general and administrative expense	210,046	231,602	232,487
Goodwill impairment	96,943	-	-
Restructuring charges	43,041	18,111	-

Operating income (loss)	(175,296)	106,034	129,145
Other income (expense):
Miscellaneous expense	(6,858)	(6,348)	(4,446)
Gain on sale of Aegis	8,331	-	-
Interest expense	(20,734)	(21,452)	(21,895)
Equity in net income of unconsolidated affiliates	48,589	67,459	63,213

Earnings (loss) before income taxes	(145,968)	145,693	166,017
Income tax expense (benefit)	(37,754)	38,616	52,112

Net earnings (loss)	$(108,214)	$107,077	$113,905

Average common shares outstanding – basic	78,903	81,232	86,351

Earnings (loss) per share – basic	$(1.37)	$1.32	$1.32

Average common shares outstanding – diluted	78,903	81,898	87,002

Earnings (loss) per share – diluted	$(1.37)	$1.31	$1.31

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share)

			Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total
	Common Shares
	Shares	Amount
Balance at June 1, 2006	88,691,204	$-	$159,328	$27,116	$758,862	$945,306
Comprehensive income:
Net earnings	-	-	-	-	113,905	113,905
Unrealized gain on investment	-	-	-	(296)	-	(296)
Foreign currency translation	-	-	-	4,507	-	4,507
Minimum pension liability	-	-	-	34	-	34
Cash flow hedges	-	-	-	(7,586)	-	(7,586)

Total comprehensive income						110,564

Adjustment to initially apply SFAS 158	-	-	-	(594)	-	(594)
Common shares issued	666,272	-	12,242	-	-	12,242
Stock-based compensation	-	-	3,480	-	-	3,480
Purchases and retirement of common shares	(4,449,000)	-	(8,142)	-	(68,475)	(76,617)
Cash dividends declared ($0.68 per share)	-	-	-	-	(58,380)	(58,380)

Balance at May 31, 2007	84,908,476	-	166,908	23,181	745,912	936,001
Comprehensive income:
Net earnings	-	-	-	-	107,077	107,077
Foreign currency translation	-	-	-	13,080	-	13,080
Pension liability adjustment	-	-	-	590	-	590
Cash flow hedges	-	-	-	(12,218)	-	(12,218)

Total comprehensive income						108,529

Common shares issued	851,080	-	15,318	-	-	15,318
Stock-based compensation	-	-	4,010	-	-	4,010
Gain from TWB Company, L.L.C. dilution	-	-	1,944	-	-	1,944
Purchases and retirement of common shares	(6,451,500)	-	(13,280)	-	(112,505)	(125,785)
Cash dividends declared ($0.68 per share)	-	-	-	-	(54,640)	(54,640)

Balance at May 31, 2008	79,308,056	-	174,900	24,633	685,844	885,377
Comprehensive loss:
Net loss	-	-	-	-	(108,214)	(108,214)
Foreign currency translation	-	-	-	(9,866)	-	(9,866)
Pension liability adjustment	-	-	-	(4,766)	-	(4,766)
Cash flow hedges	-	-	-	(5,544)	-	(5,544)

Total comprehensive loss						(128,390)

Common shares issued	339,561	-	3,875	-	-	3,875
Stock-based compensation			5,767			5,767
Purchases and retirement of common shares	(650,000)	-	(1,448)	-	(10,954)	(12,402)
Cash dividends declared ($0.61 per share)	-	-	-	-	(48,115)	(48,115)
Other	-	-	(43)	-	-	(43)

Balance at May 31, 2009	78,997,617	$-	$183,051	$4,457	$518,561	$706,069

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended May 31,
	2009	2008	2007
Operating activities:
Net earnings (loss)	$(108,214)	$107,077	$113,905
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Bad debt expense	8,307	1,398	(903)
Depreciation and amortization	64,073	63,413	61,469
Goodwill impairment	96,943	-	-
Restructuring charges, non-cash	8,925	5,169	-
Provision for deferred income taxes	(25,479)	(3,228)	(3,068)
Equity in net income of unconsolidated affiliates, net of distributions	8,491	(8,539)	68,510
Minority interest in net income of consolidated subsidiaries	4,529	6,969	5,409
Net loss on sale of assets	1,317	3,756	826
Stock-based compensation	5,767	4,173	3,480
Excess tax benefits – stock-based compensation	(433)	(2,035)	(2,370)
Gain on sale of Aegis	(8,331)	-	-
Changes in assets and liabilities:
Receivables	226,690	5,569	8,312
Inventories	329,892	(144,474)	20,491
Prepaid expenses and other current assets	(20,805)	8,252	(2,078)
Other assets	(643)	(1,546)	4,898
Accounts payable and accrued expenses	(321,798)	138,822	(99,283)
Other liabilities	(14,905)	(4,255)	833

Net cash provided by operating activities	254,326	180,521	180,431

Investing activities:
Investment in property, plant and equipment, net	(64,154)	(47,520)	(57,691)
Acquisitions, net of cash acquired	(42,199)	(2,225)	(31,727)
Distributions from (investments in) unconsolidated affiliates, net	20,362	(47,598)	(1,000)
Proceeds from sale of assets	6,883	1,025	18,237
Proceeds from sale of unconsolidated affiliates	25,863	-	-
Purchases of short-term investments	-	-	(25,562)
Sales of short-term investments	-	25,562	2,173

Net cash used by investing activities	(53,245)	(70,756)	(95,570)

Financing activities:
Net proceeds from (payments on) short-term borrowings	(142,385)	103,800	31,650
Principal payments on long-term debt	(7,241)	-	(7,691)
Proceeds from issuance of common shares	3,899	13,171	9,866
Excess tax benefits – stock-based compensation	433	2,035	2,370
Payments to minority interest	(7,152)	(11,904)	(3,360)
Repurchase of common shares	(12,402)	(125,785)	(76,617)
Dividends paid	(53,686)	(55,587)	(59,018)

Net cash used by financing activities	(218,534)	(74,270)	(102,800)

Increase (decrease) in cash and cash equivalents	(17,453)	35,495	(17,939)
Cash and cash equivalents at beginning of year	73,772	38,277	56,216

Cash and cash equivalents at end of year	$56,319	$73,772	$38,277

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2009, 2008 and 2007

Note A – Summary of Significant Accounting Policies

Consolidation:    The consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”). Spartan Steel Coating, LLC (owned 52%) is fully consolidated with the equity owned by the other joint venture member shown as minority interest on the consolidated balance sheets, and its portion of net earnings (loss) eliminated in miscellaneous expense. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated.

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

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. The rapid decline in steel prices during fiscal 2009 resulted in a situation where, based on our estimates, our inventories were recorded at values in excess of current market prices. As a result, we recorded $105,015,000 of write-downs in the value of our inventories during fiscal 2009. Of this amount, $100,604,000 related to the consolidated operations of the Steel Processing and Metal Framing business segments and is recorded within the consolidated statement of earnings in cost of goods sold, while $4,411,000 related to our portion of the loss recorded by our Mexican steel processing joint venture, and is recorded in equity in net income of unconsolidated affiliates.

Derivative Financial Instruments:    We do not engage in currency or commodity speculation and generally enter into derivative instruments only to hedge specific interest, foreign currency or commodity transactions. All derivative instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line item as the underlying hedged item. The effective portion of gains and losses on cash flow hedges are deferred as a component of cumulative other comprehensive income and are recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. Ineffectiveness of the hedges during the fiscal year ended May 31, 2009 (“fiscal 2009”), the fiscal year ended May 31, 2008 (“fiscal 2008”) and the fiscal year ended May 31, 2007 (“fiscal 2007”) was immaterial. The consolidated statements of earnings classification of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative instruments are generally classified in the consolidated statements of cash flows within operating activities.

For hedging relationships to qualify under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we formally document the hedging relationship and its risk management objective and the hedge strategy, the hedging instrument, the hedge item, the nature of the risk being hedged, how the hedge instrument effectiveness against offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.

Derivative instruments are executed only with highly rated financial institutions. No credit loss is anticipated on existing instruments, and no such material losses have been experienced to date. The Company continues to monitor its positions, as well as the credit ratings of counterparties to those positions.

We discontinue hedge accounting when it is determined that the derivative instrument is no longer effective in offsetting cash flows of the hedged item, the derivative instrument expires or is sold, is terminated or is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur or we determine that designation of the hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative instrument is retained, we continue to carry the derivative instrument at its fair value on the consolidated balance sheets and recognize any subsequent changes in its fair value in net earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in net earnings gains and losses that were accumulated in other comprehensive income.

Refer to “Note T – Derivative Instruments and Hedging Activities” for additional information regarding the consolidated balance sheets location and the risk classification of the Company’s derivative instruments.

Investments in Unconsolidated Affiliates:    Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (“SAB 51”), provides guidance on accounting for the effect of changes in an unconsolidated affiliate's stock or equity on the parent's investment in that unconsolidated affiliate. SAB 51 allows election of an accounting policy of recording such increases or decreases in a parent's investment either in net earnings or in equity. We record such increases or decreases to our equity as additional paid-in capital.

Fair Value of Financial Instruments:    The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income tax receivables, other assets, accounts and notes payable, accrued expenses and income taxes payable, approximate fair values. The fair value of long-term debt, including current maturities, based upon quoted market prices, was $242,136,000 and $252,073,000 at May 31, 2009 and 2008, respectively.

Risks and Uncertainties:    As of May 31, 2009, the Company, together with our unconsolidated affiliates, operated 60 production facilities in 22 states and 10 countries. Our largest markets are the construction and the automotive markets, which comprised 40% and 23%, of our consolidated net sales in fiscal 2009. Our foreign operations represented 9% of consolidated net sales, had earnings that offset 17% of consolidated domestic pre-tax loss and represented 24% of consolidated net assets. Approximately 13% of the Company's consolidated labor force is represented by collective bargaining agents. This includes 352 employees whose labor contracts expire or will otherwise require renegotiation within the fiscal year ending May 31, 2010. The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or future results of operations.

In fiscal 2009, our largest customer accounted for approximately 4% of our consolidated gross sales, and our ten largest customers accounted for approximately 22% of our consolidated gross sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive and retail industries, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers.

The volatile domestic and global recessionary climate, the disruption in capital and credit markets, declines in real estate values and reduced consumer spending are having significant negative impacts on our business. The global recession has resulted in a significant decrease in customer demand throughout nearly all of our markets, including our two largest – construction and automotive.

Demand in the commercial and residential construction markets has weakened as it has become more difficult for companies and consumers to obtain credit for construction projects and the economic slowdown has caused delays in or cancellations of construction projects. Our automotive business is largely driven by the production schedules of General Motors, Ford and Chrysler, as well as their suppliers. The domestic auto industry is currently experiencing a very difficult operating environment, which has resulted in and will likely continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. Many automotive manufacturers and their suppliers are having financial difficulties and have reduced production levels and eliminated manufacturing capacity. Similar difficulties are being experienced in our other markets and by our customers in those markets. While the Company has taken actions to mitigate the impact of these conditions, if they persist, they could continue to adversely impact the Company’s consolidated position, cash flows and future results of operations.

Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Also, decreased steel prices can require the Company to write-down the value of its inventory to reflect current market pricing, as was the case during fiscal 2009. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Receivables:    We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales. The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of the customer, historical trends of charge-offs and recoveries, and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to Selling, general and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.

Based on the ongoing review of receivables, we have increased our allowances by $7.6 million to $12.5 million since May 31, 2008. This increase is principally tied to customers in the automotive industry; and, based on our current information, we believe our allowances are sized appropriately. However, if the economic environment and market conditions do not improve, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $60,178,000 for fiscal 2009, $61,154,000 for fiscal 2008, and $59,478,000 for fiscal 2007. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets:    We use the purchase method of accounting for any business combinations initiated after June 30, 2002, and recognize amortizable intangible assets separately from goodwill. The purchase price in an acquisition is allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value allocated to the net assets. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The annual impairment test is performed during the fourth quarter of each fiscal year. We have no intangible assets with indefinite lives other than goodwill.

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. When a potential impairment is indicated, accounting standards require a charge to be recognized in the financial statements if the carrying amount of an asset or group of assets exceeds the fair value of that asset or group of assets. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

The Company’s impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, are based on discounted cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcomes of the tests performed.

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

Capitalized Interest:    We capitalize interest in connection with the construction of qualified assets. Under this policy, we capitalized interest of $346,000 in fiscal 2009, $146,000 in fiscal 2008, and $1,757,000 in fiscal 2007.

Stock-Based Compensation:    At May 31, 2009, we had stock-based compensation plans for employees and non-employee directors which are described more fully in “Note F – Stock-Based Compensation.” All share-based awards, including grants of stock options, are recorded as expense in the consolidated statements of earnings based on their fair values.

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable and collectability is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide for expected returns and allowances based on experience and current customer activities. As of May 31, 2009 and May 31, 2008, we had deferred $9,304,000 and $9,140,000, respectively, of revenue related to pricing disputes. Within the Construction Services business segment, which represented less than 5% of consolidated net sales for each of the last three fiscal years, revenue is recognized on a percentage-of-completion method. Taxes collected from customers on revenues are reported on a net basis (excluded from revenues).

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $4,813,000, $4,220,000, and $4,117,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

Statements of Cash Flows:    Supplemental cash flow information for the years ended May 31 is as follows:

In thousands	2009	2008	2007
Interest paid, net of amount capitalized	$20,964	$21,442	$21,884
Income taxes paid, net of refunds	41,679	29,641	49,600

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received on the investments are included in our consolidated statements of cash flows in operating activities, unless the cumulative distributions exceed our portion of cumulative equity in earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activity in our consolidated statements of cash flows.

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

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, tax benefits from uncertain tax positions that are recognized in the consolidated financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

Recently Issued Accounting Standards:    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities after May 31, 2008, and for non-financial assets and liabilities is effective after May 31, 2009. SFAS No. 157 has not had, and is not expected to have, a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements – an amendment of ARB No. 51, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective June 1, 2009, and will affect the accounting treatment of future acquisitions that we may consummate.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

In November 2008, the FASB ratified EITF Issue 08-6, Equity Method Investment Accounting Considerations, (“EITF Issue 08-06”) which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF Issue 08-06 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. We do not expect EITF Issue 08-06 to have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets – an amendment of FASB Statement No. 132(R) (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 expands the disclosure requirements under FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits to include disclosure on investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in SFAS 157, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this standard will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. 141(R)-1”). FSP No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. FSP No. 141(R)-1 is effective for business combinations with an acquisition date on or after June 1, 2009. The adoption of this pronouncement will affect the accounting treatment of future acquisitions that we may consummate.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP No. 157-4 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and 124-2”). FSP No. 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-

temporary impairments of debt and equity securities in the financial statements. FSP No. 115-2 and 124-2 is effective for all reporting periods ending after June 15, 2009. We do not expect FSP FSP No. 115-2 and 124-2 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”). FSP No. 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP No. 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP No. 107-1 and APB 28-1 is effective for all reporting periods ending after June 15, 2009. We do not expect FSP No. 107-1 and APB 28-1 to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We are currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 amends the guidance on transfers of financial assets and impacts new transfers of many types of financial assets (e.g., factoring arrangements and sales of trade receivables, mortgages and installment loans). SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. We are currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance for variable-interest entities (“VIE”) under FIN 46(R). SFAS No. 167 makes significant changes to the model for determining who should consolidate a VIE, and also addresses how often this assessment should be performed. We are currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect this pronouncement to have a material impact on our consolidated financial statements.

Note B – Shareholders’ Equity

Preferred Shares:    The Worthington Industries, Inc. Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The Board of Directors of Worthington Industries, Inc. is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

Common Shares:    At its meeting on September 27, 2006, the Board of Directors of Worthington Industries, Inc. reconfirmed its authorization to repurchase up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares, which had initially been announced on June 13, 2005. This repurchase authorization was completed during December 2007. On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to an additional 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of May 31, 2009. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Comprehensive Income (Loss):    The components of other comprehensive income (loss) and related tax effects for the years ended May 31, were as follows:

In thousands	2009	2008	2007
Other comprehensive income (loss):
Unrealized loss on investment	$-	$-	$(296)
Foreign currency translation, net of tax of $0, $0 and $212 in 2009, 2008 and 2007	(9,866)	13,080	4,507
Pension liability adjustment, net of tax of $14, $(44) and $(139) in 2009, 2008 and 2007	(4,766)	590	34
Cash flow hedges, net of tax of $3,187, $6,290 and $4,300 in 2008, 2007 and 2006	(5,544)	(12,218)	(7,586)

Other comprehensive income (loss), net of tax	$(20,176)	$1,452	$(3,341)

The components of cumulative other comprehensive income, net of tax, at May 31 were as follows:

In thousands	2009	2008
Foreign currency translation	$14,176	$24,042
Defined benefit pension liability	(5,012)	(246)
Cash flow hedges	(4,707)	837

Cumulative other comprehensive income, net of tax	$4,457	$24,633

Reclassification adjustments for cash flow hedges in fiscal 2009, fiscal 2008, and fiscal 2007 were $445,000 (net of tax of $234,000), $7,514,000 (net of tax of $3,719,000), and $9,046,000 (net of tax of $4,617,000), respectively.

The estimated net amount of the existing gains or losses in other comprehensive income at May 31, 2009 expected to be reclassified into net earnings within the succeeding twelve months was $743,000 (net of tax of $391,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2009, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal year ending May 31, 2010.

Note C – Debt

Debt at May 31 is summarized as follows:

In thousands	2009	2008
Notes payable	$980	$135,450
6.7% senior notes due December 1, 2009	138,000	145,000
Floating rate senior notes due December 17, 2014	100,000	100,000
Other	413	-

Total debt	239,393	380,450
Less current maturities and notes payable	138,993	135,450

Total long-term debt	$100,400	$245,000

At May 31, 2009, notes payable consisted of $980,000 of borrowings under our revolving credit facility, described below. The average variable rate was 0.90% at May 31, 2009, and is based on our senior unsecured long-term debt ratings assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. At May 31, 2008, our notes payable consisted of $125,450,000 of borrowings under our revolving credit facility and $10,000,000 of borrowings on uncommitted credit lines. The average variable rate was 3.16% at May 31, 2008.

On May 6, 2008, we amended our $435,000,000 five-year revolving credit facility, which had been due to expire on September 29, 2010. The amendment extended the commitment date to May 6, 2013, except for a $35,000,000 commitment by one lender that will expire on September 29, 2010. In addition, the amendment increased the facility fees and applicable percentage for base rate and Eurodollar loans. Borrowings under this facility have maturities of less than one year. We pay facility fees on the unused commitment amount. Interest rates on borrowings and related facility fees are based on our senior unsecured long-term debt ratings as assigned by Standard & Poor's Ratings Group and Moody's Investors Service, Inc. We had $434,020,000 available to us under this facility at May 31, 2009, compared to $309,550,000 available to us at May 31, 2008.

The covenants in the revolving credit facility include, among others, maintenance of a consolidated indebtedness to capitalization ratio of not more than 55% at the end of any fiscal quarter and maintenance of an interest coverage ratio for any period of four consecutive quarters, calculated at the end of any fiscal quarter, of not less than 3.25 times through maturity. At May 31, 2009, the interest coverage ratio was 8.72 times while the consolidated indebtedness to capitalization ratio was 32%. We were in compliance with all covenants under the revolving credit facility at May 31, 2009.

As of May 31, 2009, we had $138,000,000 of 6.7% senior notes due December 1, 2009. During the fiscal quarter ended May 31, 2009, the Company redeemed $7,000,000 of its then $145,000,000 outstanding principal amount of 6.7% notes due December 1, 2009. See “Note V – Subsequent Events” for additional details regarding the 6.7% senior notes due December 1, 2009.

The floating rate senior notes are due on December 17, 2014 (“2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. This rate was 3.02% as of May 31, 2009. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. The 2014 Notes are callable at par, at our option. The covenants in the 2014 Notes, as amended December 19, 2006, include among others, maintenance of a consolidated indebtedness to capitalization ratio, calculated at the end of each fiscal quarter, of not more than 55% and maintenance of an interest coverage ratio, for any period of four consecutive quarters, calculated at the end of any fiscal quarter, of not less than 3.0 times through maturity. At May 31, 2009, the interest coverage ratio was 8.72 times while the consolidated indebtedness to capitalization ratio was 32%. We were in compliance with all covenants under the 2014 Notes at May 31, 2009.

Principal payments due on long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

In thousands
2010	$138,013
2011	-
2012	-
2013	80
2014	80
Thereafter	100,240

Total	$238,413

Note D – Income Taxes

Earnings (loss) before income taxes for the years ended May 31 include the following components:

In thousands	2009	2008	2007
Pre-tax earnings (loss):
United States based operations	$(174,934)	$95,418	$106,246
Non - United States based operations	28,966	50,275	59,771

	$(145,968)	$145,693	$166,017

Significant components of income tax expense (benefit) for the years ended May 31 were as follows:

In thousands	2009	2008	2007
Current:
Federal	$(21,609)	$29,969	$38,644
State and local	3,146	2,617	1,617
Foreign	6,188	9,258	14,919

	(12,275)	41,844	55,180
Deferred:
Federal	(19,393)	(3,038)	(2,402)
State	(4,359)	(1,601)	(334)
Foreign	(1,727)	1,411	(332)

	(25,479)	(3,228)	(3,068)

	$(37,754)	$38,616	$52,112

Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $433,000, $2,035,000 and $2,370,000 for fiscal 2009, fiscal 2008 and fiscal 2007. Tax benefits (expenses) related to foreign currency translation adjustments that were credited to (deducted from) other comprehensive income were $0, $0 and $212,000 for fiscal 2009, fiscal 2008 and fiscal 2007. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income were $14,000, ($44,000) and $(139,000) for fiscal 2009, fiscal 2008 and fiscal 2007. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) other comprehensive income were $3,187,000, $6,290,000 and $4,300,000 for fiscal 2009, fiscal 2008 and fiscal 2007. The tax benefits related to the gain from the dilution of our interest in TWB Company, L.L.C. (“TWB”), as a result of our partner’s contribution to this unconsolidated joint venture, credited to additional paid-in capital were $1,031,000 for fiscal 2008 (see “Note J – Investments in Unconsolidated Affiliates”).

A reconciliation of the federal statutory tax rate of 35 percent to total tax provisions (benefits) follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.6	0.7	1.5
Change in income tax accruals for resolution of tax audits and change in estimate of deferred tax	(0.1)	(1.7)	1.1
Non-U.S. income taxes at other than 35%	3.9	(4.6)	(3.6)
Goodwill impairment non-deductible	(13.9)	-	-
Other	(0.6)	(2.9)	(2.6)

Effective tax rate	25.9%	26.5%	31.4%

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

The total amount of unrecognized tax benefits was $3,897,000, $2,093,000 and $16,826,000 as of May 31, 2009, May 31, 2008 and June 1, 2007, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,703,000 as of May 31, 2009. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statement of earnings. As of May 31, 2009, May 31, 2008 and June 1, 2007, we had accrued liabilities of $1,143,000, $720,000 and $5,056,000, respectively, for interest and penalties within the unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

Balance at June 1, 2008	$2,093
Increases – tax positions taken in prior years	2,282
Decreases – tax positions taken in prior years	(170)
Increases – current tax positions	185
Decreases – current tax positions	(74)
Settlements	92
Lapse of statutes of limitations	(511)

Balance at May 31, 2009	$3,897

Approximately $806,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2000 – 2003; 2006 and forward

U.S. State and Local – 2002 and forward

Austria – 2002 and forward

Canada – 2005 and forward

We also adjusted our deferred taxes in fiscal 2009, fiscal 2008 and fiscal 2007, resulting in an increase (decrease) of $1,316,000, $(2,057,000), and $917,000 in income tax expense, respectively.

Taxes on Foreign Income – Pre-tax earnings attributable to foreign sources for fiscal 2009, fiscal 2008 and fiscal 2007 were as noted above. As of May 31, 2009, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture. Accordingly, where this election has been made, no deferred tax liability has been recorded for those foreign earnings. Undistributed earnings of our consolidated foreign subsidiaries at May 31, 2009, amounted to $242,778,000. If such earnings were not permanently reinvested, a deferred tax liability of $29,823,000 would have been required.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

In thousands	2009	2008
Deferred tax assets:
Accounts receivable	$4,511	$2,300
Inventories	5,228	6,021
Accrued expenses	17,941	18,609
Net operating loss carryforwards	20,573	17,989
Tax credit carryforwards	2,423	2,473
Stock-based compensation	4,465	2,362
Derivative contracts	2,465	-
Other	754	1,041

Total deferred tax assets	58,360	50,795
Valuation allowance for deferred tax assets	(14,729)	(13,248)

Net deferred tax assets	43,631	37,547
Deferred tax liabilities:
Property, plant and equipment	77,454	97,057
Derivative contracts	-	1,247
Undistributed earnings of unconsolidated affiliates	15,802	17,207
Income taxes	273	862
Other	1,010	380

Total deferred tax liabilities	94,539	116,753

Net deferred tax liabilities	$50,908	$79,206

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

In thousands	2009	2008
Current assets:
Deferred income taxes	$24,868	$17,966
Other assets:
Deferred income taxes	7,210	3,639
Noncurrent liabilities:
Deferred income taxes	82,986	100,811

Net deferred tax liabilities	$50,908	$79,206

At May 31, 2009, we had tax benefits for federal net operating loss carryforwards of $258,000 that expire from fiscal 2010 to fiscal 2020. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2009, we had tax benefits for state net operating loss carryforwards of $16,022,000 that expire from fiscal 2010 to fiscal 2030 and state credit carryforwards of $1,330,000 that expire from fiscal 2010 to fiscal 2024. At May 31, 2009, we had tax benefits for foreign net operating loss carryforwards of $4,293,000 for income tax purposes that expire from fiscal 2010 to fiscal 2029. At May 31, 2009, we had tax benefits for foreign tax credit carryforwards of $1,158,000 that expire in fiscal 2019.

A valuation allowance of $14,729,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards and foreign tax credit carryforwards and certain state tax credits. The valuation allowance includes $1,153,000 for federal, $11,997,000 for state and $1,579,000 for foreign. The majority of the federal valuation allowance relates to the foreign tax credit with the remainder relating to the net operating loss carryforward. The majority of the state valuation allowance relates to owning the Decatur, Alabama facility while the foreign valuation allowance relates to operations in the Czech Republic and China. Based on our history of profitability and taxable income projections, we have determined that it is more likely than not that deferred tax assets are realizable, except for certain net operating loss carryforwards and tax credits.

Note E – Employee Pension Plans

We provide retirement benefits to employees mainly through contributory, deferred profit sharing plans. Contributions to the deferred profit sharing plans are determined as a percentage of our pre-tax income before profit sharing, with contributions guaranteed to represent at least 3% of the participants’ compensation. During fiscal 2009, fiscal 2008 and fiscal 2007, we matched employee contributions at 50% up to defined maximums. We also have one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan”). The Gerstenslager Plan is a non-contributory pension plan, which covers certain employees based on age and length of service. Our contributions comply with ERISA's minimum funding requirements.

Effective May 31, 2007, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which required the recognition of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred. The adoption did not materially impact our consolidated financial position or results of operations. Beginning with fiscal 2009, the Company adopted the measurement date provisions of SFAS No. 158. The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its pension benefits obligation as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated financial position or results of operations for fiscal 2009.

The following table summarizes the components of net periodic pension cost for the Gerstenslager Plan (the “defined benefit plan”) and the defined contribution plans for the years ended May 31:

In thousands	2009	2008	2007
Defined benefit plan:
Service cost	$615	$599	$610
Interest cost	1,146	900	818
Actual return on plan assets	(3,774)	496	(1,257)
Net amortization and deferral	2,501	(1,538)	396

Net periodic pension cost on defined benefit plan	488	457	567
Defined contribution plans	8,455	11,641	9,694

Total retirement plan cost	$8,943	$12,098	$10,261

The following actuarial assumptions were used for our defined benefit plan:

	2009	2008	2007
To determine benefit obligation:
Discount rate	7.45%	6.82%	6.14%
To determine net periodic pension cost:
Discount rate	6.92%	6.14%	6.03%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The expected long-term rate of return on the defined benefit plan in fiscal 2009, fiscal 2008 and fiscal 2007 was based on the actual historical returns adjusted for a change in the frequency of lump sum settlements upon retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the defined benefit plan during fiscal 2009 and fiscal 2008 as of the respective measurement dates:

In thousands	May 31, 2009	March 31, 2008
Change in benefit obligation
Benefit obligation, beginning of year	$14,329	$14,626
Service cost	615	599
Interest cost	1,146	900
Actuarial gain	(1,390)	(1,577)
Benefits paid	(400)	(219)

Benefit obligation, end of year	$14,300	$14,329

Change in plan assets
Fair value, beginning of year	$15,420	$16,135
Actual return on plan assets	(3,774)	(496)
Benefits paid	(400)	(219)

Fair value, end of year	$11,246	$15,420

Funded Status	$(3,054)	$1,091

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$-	$1,091
Noncurrent liabilities	(3,054)	-
Cumulative other comprehensive income	4,527	869

Amounts recognized in cumulative other comprehensive income consist of:
Net loss	4,527	650
Prior service cost	-	219

Total	$4,527	$869

The following table shows other changes in plan assets and benefit obligations recognized in other comprehensive income during the fiscal year ended May 31:

In thousands	2009	2008
Net actuarial loss	$3,877	$201
Amortization of prior service cost	(219)	(240)

Total recognized in other comprehensive income	$3,658	$(39)

Total recognized in net periodic benefit cost and other comprehensive income	$4,146	$417

The estimated net loss and prior service cost for the defined benefit plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the fiscal year ending May 31, 2010 are $258,000 and $0, respectively.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31, 2009	March 31, 2008
Asset category
Equity securities	61%	68%
Debt securities	38%	32%
Other	1%	-

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumptions of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20-40% fixed income investments. Employer contributions of $1,429,000 are expected to be made to the defined benefit plan during fiscal 2010. The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid:

In thousands
2010	$330
2011	364
2012	429
2013	520
2014	581
2015-2019	4,687

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $6,539,000 and $6,879,000 at May 31, 2009 and 2008, respectively, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $694,000, $587,000 and $588,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The assumed salary rate increase was 3.5% for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The discount rate at May 31, 2009, 2008 and 2007 was 6.20%, 6.00% and 4.80%, respectively. This discount rate is based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note F – Stock-Based Compensation

Under our employee and non-employee directors stock-based compensation plans, we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees, and non-qualified stock options and restricted common shares to non-employee directors. A total of 16,749,000 shares of Worthington common shares have been authorized for issuance in connection with the stock-based compensation plans in place at May 31, 2009. The stock options may be granted to purchase common shares at not less than 100% of fair market value on the date of the grant. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, the stock options granted to employees vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years after the date of grant. The non-qualified stock options granted to non-employee directors vest and become exercisable on the first to occur of (a) the first anniversary of the date of grant and (b) as to any option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc., the date on which the next annual meeting of shareholders is held following the date of grant. In addition to the stock options previously discussed, we have awarded to certain employees, performance shares that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2009, 2010 and 2011. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period. The restricted shares granted to non-employee directors are valued at the closing market price of common shares of Worthington Industries, Inc. on the date of the grant. The restricted shares vest under the same parameters applicable to non-employee director stock options discussed above.

Non-Qualified Stock Options

SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) requires all share-based awards, including grants of stock options, be recorded as expense in the statement of earnings based on their fair values. In adopting SFAS No. 123(R), we selected the modified prospective transition method. This method requires that compensation expense be recorded prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the stock options on the date of grant.

We calculate the fair value of the stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options use the following assumptions: The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using the historical exercise experience. The dividend yield is based on annualized current dividends and an average quoted price of Worthington common shares over the preceding annual period.

The table below sets forth the non-qualified stock options granted during each of the last three fiscal years ended May 31. For each grant, the option price was equal to the closing market price of the underlying common shares at each respective grant date. The fair values of these stock options were based on the Black-Scholes option-pricing model, calculated at the respective grant dates. The calculated pre-tax stock-based compensation expense for these stock options, which is after an estimate for forfeitures, will be recognized on a straight-line basis over the vesting period of the stock options.

	2009	2008	2007
Granted (in thousands)	606	1,849	799
Weighted average price, per share	$18.75	$21.34	$18.15
Weighted average grant date fair value, per share	$5.57	$6.24	$4.08
Pre-tax stock-based compensation (in thousands)	$2,734	$9,346	$2,641

The weighted average fair value of stock options granted in fiscal 2009, fiscal 2008 and fiscal 2007 was based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Assumptions used:
Dividend yield	3.40%	3.28%	3.60%
Expected volatility	35.10%	35.05%	38.10%
Risk-free interest rate	3.50%	3.96%	5.00%
Expected life (years)	6.0	6.5	6.5

The following tables summarize our activities in respect of stock options for the years ended May 31:

	2009		2008		2007
In thousands, except per share	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price
Outstanding, beginning of year	5,958	$17.84	5,241	$16.33	5,588	$16.09
Granted	606	18.75	1,849	21.34	799	18.15
Exercised	(318)	13.55	(840)	15.72	(673)	14.87
Expired	(200)	14.46	(16)	18.61	(174)	20.09
Forfeited	(296)	20.08	(276)	18.99	(299)	17.85

Outstanding, end of year	5,750	18.16	5,958	17.84	5,241	16.33

Exercisable at end of year	3,185	16.83	2,714	15.37	2,680	14.81

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2009
Outstanding	5,750	6.10	$12,663
Exercisable	3,185	4.63	10,551

May 31, 2008
Outstanding	5,958	6.47	15,116
Exercisable	2,714	4.34	12,474

May 31, 2007
Outstanding	5,241	6.02	25,078
Exercisable	2,680	4.52	16,907

During fiscal 2009, the total intrinsic value of stock options exercised was $1,424,000. The total amount of cash received from employees exercising stock options was $3,899,000 during fiscal 2009, and the related net tax benefit realized from the exercise of these stock options was $433,000 during the same period.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2009:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	3,244	$5.44
Granted	606	5.57
Vested	(789)	5.51
Forfeited	(496)	4.74

Non-vested, end of year	2,565	$5.59

Restricted Common Shares

The table below sets forth the restricted common shares we granted during each of the last three fiscal years ended May 31. The fair values of these restricted common shares were equal to the closing market prices of the underlying common shares at their respective grant dates. The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective vesting periods.

	2009	2008	2007
Granted	22,850	11,150	11,150
Weighted average grant date fair value, per share	$15.95	$22.95	$17.30
Pre-tax stock-based compensation (in thousands)	$364	$256	$193

The calculated pre-tax stock-based compensation expense of $5,767,000 ($3,777,000 after-tax) for fiscal 2009, $4,173,000 ($2,898,000 after-tax) for fiscal 2008 and $3,480,000 ($2,401,000 after-tax) for fiscal 2007 was recorded in selling, general and administrative expense. At May 31, 2009, the total unrecognized compensation cost related to non-vested awards was $10,371,000, which will be expensed over the next five fiscal years.

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

To secure access to a facility used to regenerate acid used in certain Steel Processing locations, we have entered into unconditional purchase obligations with a third party under which three of our Steel Processing facilities deliver their spent acid for processing annually through fiscal 2019. In addition, we are required to pay for freight and utilities used in regenerating the spent acid. Total net payments to this third party were $4,948,000, $5,359,000 and $5,048,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The aggregate amount of required future payments at May 31, 2009, is as follows (in thousands):

2010	$2,367
2011	2,367
2012	2,367
2013	2,367
2014	2,367
Thereafter	11,835

Total	$23,670

We may terminate the unconditional purchase obligations by purchasing this facility. At May 31, 2009, the cost of this purchase option was not expected to exceed certain debt of the supplier related to the facility, which was approximately $6,780,000.

Note H – Segment Data

Our operations include three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Factors used to identify these business segments include the products and services provided by each business segment as well as the management reporting structure used. A discussion of each business segment is outlined below.

Steel Processing:    The Steel Processing business segment consists of the Worthington Steel business unit. Worthington Steel is an intermediate processor of flat-rolled steel and stainless steel. This business segment’s processing capabilities include pickling; slitting; cold reducing; hot-dipped galvanizing; hydrogen annealing; cutting-to-length; tension leveling; edging; non-metallic coating, including dry lubrication, acrylic and paint; configured blanking; and stamping. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container and aerospace markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers, and other processors. Toll processing is different from typical steel processing in that the mill, end-user, or other party retains title to the steel and has the responsibility for selling the end product.

Metal Framing:    The Metal Framing business segment consists of the Dietrich Metal Framing business unit, which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States and Canada. Dietrich’s customers primarily consist of wholesale distributors, commercial and residential building contractors and mass merchandisers.

Pressure Cylinders:    The Pressure Cylinders business segment consists of the Worthington Cylinders business unit. Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders; high-pressure and industrial/specialty gas cylinders; airbrake tanks; and certain consumer products. The LPG cylinders are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts, hand held torches, propane-fueled camping equipment and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. High-pressure and industrial/specialty gas cylinders are containers for gases used in the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers and non-refillable cylinders for “Balloon Time®” helium kits.

Other:    Included in the Other category are business segments that do not fit into the reportable business segments, and are immaterial for purposes of separate disclosure, and other corporate related entities. These business segments are: Automotive Body Panels, Construction Services and Steel Packaging. Each of these business segments is explained in more detail below.

Automotive Body Panels:    This business segment consists of the Gerstenslager business unit which provides services including stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers, primarily in the automotive industry.

Construction Services:    This business segment consists of the Worthington Integrated Building Systems (“WIBS”) business unit which includes Worthington Mid-Rise Construction, Inc., which designs and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; Worthington Military Construction, Inc., which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military; and Worthington Stairs, LLC, a manufacturer of pre-engineered steel egress stair solutions.

Steel Packaging:    This business segment consists of Worthington Steelpac Systems, LLC (“Steelpac”), which designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles.

The accounting policies of the business segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate business segment performance based on operating income. Inter-segment sales are not material.

Summarized financial information for our reportable business segments as of, and for the indicated years ended, May 31, is shown in the following table.

In thousands	2009	2008	2007
Net sales
Steel Processing	$1,183,013	$1,463,202	$1,460,665
Metal Framing	661,024	788,788	771,406
Pressure Cylinders	537,373	578,808	544,826
Other	249,857	236,363	194,911

Total	$2,631,267	$3,067,161	$2,971,808

Operating income (loss)
Steel Processing	$(68,149)	$55,799	$55,382
Metal Framing	(142,598)	(16,215)	(9,159)
Pressure Cylinders	61,175	70,004	84,649
Other	(25,724)	(3,554)	(1,727)

Total	$(175,296)	$106,034	$129,145

Depreciation and amortization
Steel Processing	$25,944	$26,779	$25,662
Metal Framing	15,683	16,907	16,628
Pressure Cylinders	10,680	10,454	9,858
Other	11,766	9,273	9,321

Total	$64,073	$63,413	$61,469

Pre-tax restructuring charges
Steel Processing	$3,917	$1,096	$-
Metal Framing	13,593	8,979	-
Pressure Cylinders	1,045	103	-
Other	24,486	7,933	-

Total	$43,041	$18,111	$-

Total assets
Steel Processing	$469,701	$942,885	$815,070
Metal Framing	226,285	527,446	476,100
Pressure Cylinders	355,717	437,159	357,696
Other	312,126	80,541	165,316

Total	$1,363,829	$1,988,031	$1,814,182

Capital expenditures
Steel Processing	$24,975	$7,157	$14,030
Metal Framing	4,467	6,770	15,657
Pressure Cylinders	26,618	16,540	14,068
Other	8,094	17,053	13,936

Total	$64,154	$47,520	$57,691

Net sales by geographic region for the years ended May 31 are shown in the following table:

In thousands	2009			2008			2007
United States	$2,395,430	l	l	$2,786,679	l	l	$2,719,240
Canada	66,467			74,623			60,340
Europe	169,370			205,859			192,228

Total	$2,631,267			$3,067,161			$2,971,808

Net fixed assets by geographic region as of May 31 are shown in the following table:

In thousands	2009	2008	2007
United States	$472,078	$505,988	$528,181
Canada	2,567	8,025	8,995
Europe	46,860	35,931	27,089

Total	$521,505	$549,944	$564,265

Note I – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2009, fiscal 2008 and fiscal 2007 totaled $18,550,000, $25,962,000 and $34,915,000, respectively. Purchases from affiliated companies for fiscal 2009, fiscal 2008 and fiscal 2007 totaled $2,799,000, $10,680,000 and $6,394,000, respectively. Accounts receivable from affiliated companies were $3,301,000 and $5,107,000 at May 31, 2009 and 2008, respectively. Accounts payable to affiliated companies were $155,000 and $136,000 at May 31, 2009 and 2008, respectively.

Note J – Investments in Unconsolidated Affiliates

Our investments in affiliated companies, which are not controlled through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2009, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (“WAVE”) (50%), TWB Company, L.L.C. (45%), Worthington Specialty Processing (“WSP”) (51%), Serviacero Planos, S.A. de C.V. (50%) and LEFCO Worthington, LLC (49%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

During May 2009, we sold our 50% equity interest in Accelerated Building Technologies, LLC to NOVA Chemicals Corporation, the other member of the joint venture. The sales price and loss on the transaction were immaterial.

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

On October 1, 2008, we expanded and modified WSP, our joint venture with United States Steel Corporation (“U.S. Steel”). U.S. Steel contributed ProCoil Company, L.L.C., its steel processing facility in Canton, Michigan, and we contributed $2,500,000 of cash and Worthington Steel Taylor, our steel processing subsidiary in Taylor, Michigan, which had a book value of $13,851,000.

On June 2, 2008, we made an additional capital contribution of $392,000 to Viking & Worthington Steel Enterprise, LLC (“VWSE”). The other member in the joint venture did not make its contribution as required by the operating agreement. As a result, we now own 100% of VWSE, which has been fully consolidated in our financial statements since the beginning of fiscal 2009. VWSE has closed its manufacturing operations and its business is being handled by the consolidated operations of the Steel Processing business segment.

On March 1, 2008, our TWB joint venture acquired ThyssenKrupp Tailored Blanks S.A. de C.V., the Mexican laser welding subsidiary of ThyssenKrupp Steel North America, Inc. (“ThyssenKrupp”), to expand TWB’s presence in Mexico. The acquisition was made through a contribution of capital by ThyssenKrupp, and as a result, ThyssenKrupp owns 55% of TWB, and Worthington owns 45%. This resulted in a dilution gain of $1,944,000 (net of taxes of $1,031,000) and was recorded as additional paid-in capital.

On October 25, 2007, we acquired a 49% interest in crate and pallet maker LEFCO Industries, LLC, a minority business enterprise. The resulting joint venture, called LEFCO Worthington, LLC, offers engineered wooden crates, specialty pallets and steel rack systems for a variety of industries.

On September 17, 2007, Worthington acquired a 50% interest in Serviacero Planos of central Mexico. This joint venture is known as Serviacero Planos, S.A de C.V. The purchase price of the investment was $41,767,000. The investment exceeded the book value of the underlying equity in net assets by $22,258,000. Of this excess amount, $12,828,000 was allocated based on the fair value of those underlying net assets and will be amortized to equity in net income of unconsolidated affiliates over the remaining useful lives of those assets, with the remainder of $9,430,000 allocated to goodwill.

We received distributions from unconsolidated affiliates totaling $80,580,000, $58,920,000 and $131,723,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. During the fiscal year ended May 31, 2009, we received distributions from WAVE in excess of our investment balance, which created a negative balance in our investment account of $18,240,000 at May 31, 2009. The accounting treatment of excess distributions for a general partnership is to reclassify the negative balance to the liability section of the balance sheet, which was done during fiscal 2009. This liability is included in other liabilities on the consolidated balance sheet at May 31, 2009. We will continue to record equity in net income from WAVE as a debit to the investment account, and when it becomes positive, it will again be shown as an asset on the balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or for other reasons), we will record any balance in the liability as immediate income or gain.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received on the investments are included in our consolidated statements of cash flows in operating activities, unless the cumulative distributions exceed our portion of cumulative equity in earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and included in our consolidated statements of cash flows as an investing cash flow. During fiscal 2009, the Company received distributions from an unconsolidated joint venture in excess of the Company’s cumulative equity in the earnings of that joint venture. This cash flow of $23.5 million was included in investing activities in the consolidated statements of cash flows due to the nature of the distribution as a return of investment, rather than a return on investment. In fiscal year 2008, there were no distributions from unconsolidated joint ventures classified as investing cash flows.

Combined financial information for affiliated companies accounted for using the equity method as of, and for the years ended, May 31, was as follows:

In thousands	2009	2008	2007
Cash	$72,103	$79,538	$64,190
Other current assets	165,615	225,469	154,797
Noncurrent assets	167,779	194,169	102,261

Total assets	$405,497	$499,176	$321,248

Current liabilities	$57,995	$124,258	$81,439
Long-term debt	150,596	101,411	124,214
Other noncurrent liabilities	24,373	34,394	7,228
Equity	172,533	239,113	108,367

Total liabilities and equity	$405,497	$499,176	$321,248

Net sales	$719,635	$745,437	$652,178
Gross margin	175,832	206,927	183,603
Depreciation and amortization	14,044	13,056	14,164
Interest expense	3,708	7,575	3,701
Income tax expense	7,101	8,974	6,674
Net earnings	102,071	134,925	124,456

At May 31, 2009, cumulative distributions from our unconsolidated affiliates, net of tax, exceeded our share of the cumulative earnings from those affiliates by $7,360,000. This is due to the excess distributions, noted above, from WAVE.

Note K – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended May 31:

In thousands, except per share	2009	2008	2007
Numerator (basic & diluted):
Net earnings (loss) – income available to common shareholders	$(108,214)	$107,077	$113,905

Denominator:
Denominator for basic earnings (loss) per share –weighted average common shares	78,903	81,232	86,351
Effect of dilutive securities	-	666	651

Denominator for diluted earnings per share –adjusted weighted average common shares	78,903	81,898	87,002

Earnings (loss) per share – basic	$(1.37)	$1.32	$1.32
Earnings (loss) per share – diluted	(1.37)	1.31	1.31

Stock options covering 5,979,781, 1,346,625 and 1,818,813 common shares for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

Note L – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $15,467,000 $14,188,000 and $13,926,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2009, are as follows:

In thousands
2010	$11,094
2011	9,434
2012	7,773
2013	6,215
2014	4,265
Thereafter	6,339

Total	$45,120

Note M – Sale of Accounts Receivable

We maintain a $100,000,000 revolving trade accounts receivable securitization facility which expires in January 2011. Transactions under the facility have been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Pursuant to the terms of the facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts because of bankruptcy or other cause, receivables from foreign customers, concentrations over limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. Facility fees of $2,628,000, $341,000 and $580,000 were incurred during fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. We continue to service the accounts receivable sold to WRC.

As of May 31, 2009, the pool of eligible accounts receivable was $92,400,000, and $60,000,000 of undivided ownership interests in this pool of accounts receivable had been sold. The proceeds from the sale are reflected as a reduction of accounts receivable on the consolidated balance sheets and in net cash provided by operating activities in the consolidated statements of cash flows.

Note N – Restructuring

In the first quarter of fiscal 2008, we announced the initiation of a Transformation Plan (the “Plan”) with the overall goal to increase the Company’s sustainable earnings potential, asset utilization and operational performance. The Plan is being implemented over a three-year period and focuses on cost reduction, margin expansion and organizational capability improvements, and in the process seeks to drive excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing business segments.

We retained a consulting firm to assist in the development and implementation of the Plan. The services provided by this firm include diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly relate to the Plan. Accordingly, the fees of the consulting firm have been included in restructuring charges. The services began at the onset of the Plan and have concluded as of May 31, 2009. Internal transformation teams have been formed and are now dedicated to the Plan efforts.

To date, the following actions have been taken:

•	On September 25, 2007, we announced the closure or downsizing of five locations in our Metal Framing business segment. These actions were completed as of May 31, 2008.

•	We reduced headcount company-wide through a combination of voluntary retirement and severance packages.

•

On October 23, 2008, we announced the closure of two facilities, one Steel Processing (Louisville, Kentucky) and one Metal Framing (Renton, Washington), and headcount reductions of 282. The Louisville facility closed on February 28, 2009, and the Renton facility closed on December 31, 2008.

•	During the first quarter of fiscal 2009, the Metal Framing corporate offices were moved from Pittsburgh and Blairsville, Pennsylvania to Columbus, Ohio.

•

On December 5, 2008, we announced the closure and suspension of operations at three Metal Framing facilities and headcount reductions in Steel Processing of 186 and in Metal Framing of 125. The Lunenburg, Massachusetts facility closed on February 28, 2009, and operations were suspended in Miami, Florida and Phoenix, Arizona on February 28, 2009.

The positive results of these efforts, however, have been over-shadowed by the negative impact of the recessionary business conditions. The continuing focus of the Plan is to sustain the benefits already attained, to identify and implement additional initiatives, and to position the Company to improve profitability over historic levels as demand recovers in end-markets.

In connection with the Plan, a total of $61,152,000 has been recorded to date as restructuring charges in the consolidated statements of earnings: $43,041,000 was incurred in fiscal 2009, and $18,111,000 was incurred during fiscal 2008. Restructuring charges for fiscal 2009 are summarized as follows:

In thousands	5/31/2008 Liability	Expense	Payments	Adjustments	5/31/2009 Liability
Early retirement and severance	$1,143	$8,242	$(6,265)	$81	$3,201
Professional Fees and Other costs	1,710	25,874	(26,585)	-	999

	$2,853	34,116	$(32,850)	$81	$4,200

Non-cash charges		8,925

Total		$43,041

Non-cash charges represent asset impairment charges and accelerated depreciation expense associated with strategic decisions made as part of the Plan. Cash expenditures of $32,850,000 associated with implementing the Plan were paid during fiscal 2009, with the remainder of 2009 cash restructuring charges to be paid during the first quarter of fiscal 2010. Certain cash payments associated with lease terminations, however, may be paid over the remaining lease terms. An estimated $6,000,000 million of additional restructuring charges are expected to be incurred in fiscal 2010, the majority of which will be incurred during the first quarter ending August 31, 2009. These expected remaining costs will not include a significant amount of professional fees, as responsibility for executing the Plan has been successfully transitioned to our internal transformation teams.

Note O – Goodwill and Other Long-Lived Assets

We use the purchase method of accounting for any business combinations initiated after June 30, 2002, and recognize amortizable intangible assets separately from goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The annual impairment test is performed during the fourth quarter of each fiscal year. We have no intangible assets with indefinite lives other than goodwill.

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. When a potential impairment is indicated, accounting standards require a charge to be recognized in the financial statements if the carrying amount of an asset or group of assets exceeds the fair value of that asset or group of assets. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

Due to continued deterioration in business and market conditions during fiscal 2009, we determined that certain indicators of impairment were present, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were subsequently tested for impairment during the fourth quarter of fiscal 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment loss was indicated at May 31, 2009.

We test our goodwill balances for impairment annually, during the fourth quarter, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. We test goodwill at the business segment level as we have determined that the characteristics of the reporting units within each business segment are similar and allow for their aggregation to the business segment level for testing purposes. The test consists of determining the fair value of the business segments, using discounted cash flows, and comparing the result to the carrying values of the business segments. If the estimated fair value of a business segment exceeds its carrying value, there is no impairment. If the carrying amount of the business segment exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment is determined by establishing the fair value of all assets and liabilities of the business segment, excluding the goodwill, and comparing the total to the estimated fair value of the business segment. The difference represents the fair value of the goodwill and if it is lower than the book value of the goodwill, the difference is recorded as a loss in the consolidated statements of earnings.

Due to industry changes, weakness in the construction market and the depressed results in the Metal Framing business segment over the last year, we have tested this business segment for impairment on a quarterly basis. Given the significant decline in the economy during fiscal 2009 and its impact on the construction market, we revised the forecasted cash flows and discount rate assumptions used in our previous valuations of this business segment. The forecasted cash flows were revised downward due to the significant decline in, and the future uncertainty of, the economy. The discount rate, based on our current cost of debt and equity capital, was changed due to the increased risk in our forecast. After reviewing the revised valuation and the fair value estimates of the remaining assets, it was determined that the value of the business no longer supported its $96,943,000 goodwill balance. As a result, the full amount was written-off in the second quarter ended November 30, 2008.

Subsequent to the second quarter write-off noted above, and as of February 28, 2009, the total goodwill balance was $98,293,000. Of this amount, $73,643,000 related to the Pressure Cylinders business segment and $24,650,000 related to the Construction Services business segment, $17,950,000 of which resulted from the June 2008 acquisition of substantially all of the assets of The Sharon Companies Ltd. (See “Note Q –

Acquisitions”). During the quarter ended February 28, 2009, we tested the value of the goodwill balances in the Construction Services business segment as weakness in the construction market continued. For the test, we assumed the revenue trend rate would range from down 1.1% to up 7.5% as we expect a recovery in the latter years of the forecast due to pent-up demand and future growth in the market share of our Construction Services business segment. We set the discount rate at 12%, up from the 10% used in the fiscal 2008 annual testing but lower than the 14% used for the Metal Framing business segment test in the second quarter of fiscal 2009. We believe this was appropriate due to increased uncertainty in the market place since the end of fiscal 2008, and the cash flows for the Construction Services business segment being more predictable than those of the Metal Framing business segment. Based on this test, there was no indication of impairment. We also performed the same test using a 14% discount rate, which also indicated no impairment.

During the fourth quarter of fiscal 2009, the Company completed its annual test of goodwill. No additional impairments were identified during the Company’s annual assessment of goodwill. Future declines in the market and deterioration in earnings could lead to additional impairment of goodwill and other long-lived assets.

Goodwill by business segment is summarized as follows at May 31:

In thousands	2009	2008
Metal Framing	$-	$97,316
Pressure Cylinders	76,692	79,507
Other	24,651	6,700

Total	$101,343	$183,523

The decrease in goodwill for the Pressure Cylinders business segment was due primarily to foreign currency impacts. The increase in goodwill for the Other category was due to the acquisition of substantially all of the assets of The Sharon Companies Ltd., as noted above.

Amortizable intangible assets are summarized as follows at May 31:

	2009		2008
In thousands	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$14,119	$7,655	$11,364	$6,217
Customer relationships	19,981	5,845	12,258	4,534
Non-compete agreement	1,900	1,286	1,520	681
Other	2,970	542	-	-

Total	$38,970	$15,328	$25,142	$11,432

The increase in amortizable intangible assets was due to the acquisition of substantially all of the assets of The Sharon Companies Ltd. on June 2, 2008 (See “Note Q – Acquisitions”). Amortization expense was $3,896,000, $2,258,000 and $1,991,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. These intangible assets are amortized on the straight-line method over their estimated useful lives, which range from 2 to 20 years.

Estimated amortization expense for these intangible assets for the next five fiscal years is as follows:

In thousands
2010	$3,681
2011	2,749
2012	2,397
2013	1,989
2014	1,905

Note P – Guarantees and Warranties

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2009, the Company was party to operating leases for aircraft in which the Company has guaranteed residual values at the termination of the leases. The maximum obligation under these terms was approximately $17,938,000 million at May 31, 2009. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of the obligations based on those likely outcomes is not material.

The Company also had in place $8,260,000 of outstanding stand-by letters of credit as of May 31, 2009. These letters of credit were issued to third party service providers and had no amounts drawn against them at May 31, 2009. Fair value of theses guarantee instruments, based on premiums paid, was not material at May 31, 2009.

We have established reserves for anticipated sales returns and allowances, including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at May 31, 2009 and 2008.

Note Q – Acquisitions

On June 2, 2008, Worthington purchased substantially all of the assets of The Sharon Companies Ltd. (“Sharon Stairs”) for $37,150,000. Sharon Stairs, now referred to as Worthington Stairs, LLC, designs and manufactures steel egress stair systems for the commercial construction market, and operates one manufacturing facility in Akron, Ohio. It operates as part of the WIBS business segment. The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value allocated to the net assets. The purchase price allocated to intangible assets will be amortized over a weighted average life of 13 years.

The allocation was as follows:

In thousands
Current assets	$8,520
Intangible assets	12,440
Property, plant and equipment, net	2,500

Total assets	23,460
Current liabilities	3,841
Other liabilities	19
Long-term debt	400

Identifiable net assets	19,200
Goodwill	17,950

Total purchase price	$37,150

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable per accounting rules (e.g. assembled workforce), or of immaterial value. The purchase price also included a going-concern element that represents our ability to earn a higher rate of return on a group of assets than would be expected on the separate assets as determined during the valuation process. Goodwill of $17,950,000 related to the Sharon Stairs asset purchase is expected to be deductible for income tax purposes.

On July 31, 2008, our Steelpac subsidiary purchased the assets of Laser Products (“Laser”) for $3,425,000. Laser is a steel rack fabricator primarily serving the auto industry. The purchase price was allocated to working capital, fixed assets and the customer list. The purchase price allocated to the customer list will be amortized over ten years.

On August 16, 2006, we purchased 100% of the capital stock of PSM for $31,727,000, net of cash acquired. PSM is a specialty stainless steel processor located in Los Angeles, California and is included in our Steel Processing business segment. The purchase price is subject to change due to targeted earn-outs of up to $8,500,000 through August 2009. The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition and included the accrual of $4,784,000 of the earn-out as it was deemed to be probable of payment and the fair value of the identifiable net assets exceeded the purchase price. In fiscal 2009 and fiscal 2008, adjustments to the future expected earn-out amounts were made based on actual earned amounts and related payments. The purchase price allocation was updated accordingly for these changes in the expected future earn-out.

The final allocation was as follows:

In thousands
Current assets	$15,732
Intangible assets	5,965
Property, plant and equipment, net	17,671

Total assets	39,368
Current liabilities	3,968

Identifiable net assets	35,400
Earnout liability	1,100

Total purchase price	34,300
Less: cash acquired	(2,573)

Purchase price, net of cash	$31,727

The purchase price allocated to intangible assets will be amortized over a weighted average life of 9 years.

Operating results of the above-mentioned businesses acquired have been included in the consolidated statements of earnings from the respective acquisition dates forward. Pro forma results, including the acquired businesses described above since the beginning of fiscal 2009, would not be materially different than actual results.

Note R – Business Interruption

On January 5, 2008, Severstal North America, Inc. (“Severstal”) experienced a furnace outage. Severstal is a primary steel supplier to, and a minority partner in, our Spartan Steel Coating, LLC joint venture (“Spartan”). Severstal is also a steel supplier to some of our other Steel Processing locations and to our Pressure Cylinders business segment. Business interruption losses were incurred in the form of lost sales and added costs for material, freight, scrap and other items. The additional expenses incurred for material costs, freight and scrap in excess of our deductible, have been offset by proceeds from our insurance company. Net proceeds of $5,749,000 from final settlement of the insurance claim were recorded in cost of goods sold during the third quarter ended February 28, 2009 to offset the reduced profit from lost sales at Spartan. Miscellaneous expense was increased $2,760,000, as our partner’s portion of the net proceeds was eliminated from our consolidated earnings.

Note S – Fair Value

Effective June 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for our financial assets and liabilities after May 31, 2008, and is effective for our non-financial assets and liabilities after May 31, 2009. Adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. Adopting SFAS No. 157 for our non-financial assets and liabilities is not expected to materially impact our consolidated financial statements.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with SFAS No. 157, we measured our derivative instruments at fair value. We classified these as level 2 assets and liabilities for purposes of SFAS No. 157 as they are based upon models utilizing market observable inputs and credit risk.

At May 31, 2009, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Foreign currency derivative instruments	$-	$1,135	$-	$1,135

Liabilities
Foreign currency derivative instruments	$-	$769	$-	$769
Interest rate derivative instruments	-	7,899	-	7,899

Total liabilities	$-	$8,668	$-	$8,668

Refer to “Note T – Derivative Instruments and Hedging Activities” for additional information regarding the consolidated balance sheets location and the risk classification of the Company’s derivative instruments.

NOTE T – Derivative Instruments and Hedging Activities

Interest Rate Risk – We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap had a notional amount of $100,000,000 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004 issuance of the unsecured Floating Rate Senior Notes due December 17, 2014. See “Note C – Debt.” We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. The interest rate derivative is classified as a cash flow hedge per SFAS 133. The effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and is reclassified to interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge.

Foreign Currency Risk – The translation of foreign currencies into United States dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, the Company does make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2009, the difference between the contract and book value was not material to the Company’s consolidated financial position, results of operations or cash flows. The changes in the fair value of the derivative instruments are recorded either in the consolidated balance sheets under foreign currency translation or in net earnings in the same period in which foreign currency translation or net earnings are impacted by the hedged items.

Commodity Price Risk – The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative instruments are used to manage a portion of our exposure to fluctuations in the cost of steel, natural gas, zinc and other raw materials and utility requirements. These instruments cover periods commensurate with known or expected exposures, and no such instruments were in place at May 31, 2009. No derivatives instruments are held for trading purposes. The effective portion of the changes in the fair value of cash flow derivatives are recorded in other comprehensive income and reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. For derivative instruments that do not qualify for hedge accounting under SFAS 133, changes in fair value are recorded in cost of goods sold.

Refer to “Note A – Summary of Significant Accounting Policies” and “Note S – Fair Value” for additional information regarding the accounting treatment and Company policy for derivative instruments, as well as how fair value is determined for the Company’s derivative instruments. The fair value of derivative instruments at May 31, 2009 is summarized in the following table:

(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments under SFAS 133:
Interest rate contracts	Receivables	$-	Accounts payable	$1,134
	Other assets	-	Other liabilities	6,765

Totals		-		7,899

Derivative instruments not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Receivables	1,135	Accounts payable	-
	Other assets	-	Other accrued items	769

Totals		1,135		769

Total Derivative Instruments		$1,135		$8,668

The effect of derivative instruments on the consolidated statement of earnings is summarized in the following tables:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) Excluded from Effectiveness Testing
For the fiscal year ended May 31, 2009:
Interest rate contracts	$(7,997)	Interest expense	$(1,627)	Interest expense	$-
Commodity contracts	(847)	Cost of goods sold	2,306	Cost of goods sold	-

Totals	$(8,844)		$679		$-

Derivative instruments not designated as hedging instruments under SFAS 133:

		Gain (Loss) Recognized in Earnings
(in thousands)	Location of Gain (Loss) Recognized in Earnings	Fiscal Year Ended May 31, 2009
Commodity contracts	Cost of goods sold	$(1,433)
Foreign exchange contracts	Miscellaneous expense	5,570

Totals		$4,137

The gain (loss) on these derivative instruments significantly offset the gain (loss) on the hedged items.

Note U – Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for fiscal 2009 and fiscal 2008:

In thousands, except per share	Three Months Ended
Fiscal 2009	August 31	November 30	February 28	May 31
Net sales	$913,222	$745,350	$501,125	$471,570
Gross margin	151,902	(54,419)	39,921	37,330
Net earnings (loss)	68,624	(164,654)	1,554	(13,738)

Earnings (loss) per share - basic	$0.87	$(2.09)	$0.02	$(0.17)
Earnings (loss) per share - diluted	0.86	(2.09)	0.02	(0.17)

Fiscal 2008	August 31	November 30	February 29	May 31
Net sales	$758,955	$713,664	$725,667	$868,875
Gross margin	78,785	70,010	75,727	131,225
Net earnings	20,168	14,740	18,302	53,867
Earnings per share - basic	$0.24	$0.18	$0.23	$0.68
Earnings per share - diluted	0.24	0.18	0.23	0.68

The sum of the quarterly earnings (loss) per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings (loss) per share calculations.

Results for the fourth quarter of fiscal 2009 (ended May 31, 2009) were negatively impacted by $6,044,000 of restructuring expense. The restructuring expense primarily related to previously announced plant closures in the Metal Framing business segment and professional fees in the Other category. During the fourth quarter of fiscal 2009, results were also negatively impacted by an inventory write-down adjustment totaling $6,278,000. The inventory adjustment was necessitated by continued decline in demand and steel pricing within the Steel Processing business segment. The combined negative impact of these items was $0.15 per diluted share.

Results for the third quarter of fiscal 2009 (ended February 28, 2009) were negatively impacted by $16,309,000 of restructuring expense, or $0.10 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing business segment and professional fees in the Other category.

Results for the second quarter of fiscal 2009 (ended November 30, 2008) were negatively impacted by $11,936,000 of restructuring expense, or $0.10 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing business segment and professional fees in the Other category. During the second quarter of fiscal 2009, results were also negatively impacted by an inventory write-down adjustment totaling $98,021,000, or $0.86 per diluted share. The inventory adjustment was necessitated by the speed and severity of the decline in demand and steel pricing within the Steel Processing and Metal Framing business segments. Additionally, results for the second quarter of fiscal 2009 were negatively impacted by $96,943,000 of goodwill balance write-off, or $1.07 per diluted share. The goodwill balance write-off was the result of a revised valuation and the fair value estimates of the remaining assets of the Metal Framing business segment, where it was determined that the value of the business no longer supported the goodwill balance.

Results for the first quarter of fiscal 2009 (ended August 31, 2008), were negatively impacted by $8,752,000 of restructuring expense or $0.08 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing business segment and professional fees in the Other category.

Results for the fourth quarter of fiscal 2008 (ended May 31, 2008), were negatively impacted by $4,894,000 of restructuring expense or $0.04 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing business segment and professional fees in the Other category. To maintain consistency in the treatment of these professional fees, certain professional fees totaling $3,300,000 reported in the previous three quarters of fiscal 2008 in selling, general and administrative expense were reclassified to restructuring charges in those quarters.

Results for the third quarter of fiscal 2008 (ended February 29, 2008), were negatively impacted by $4,179,000 of restructuring expense or $0.03 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing business segment and professional fees in the Other category.

Results for the second quarter of fiscal 2008 (ended November 30, 2007), were negatively impacted by $4,602,000 of restructuring expense or $0.04 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing business segment and professional fees in the Other category.

Results for the first quarter of fiscal 2008 (ended August 31, 2007), were negatively impacted by $4,436,000 of restructuring expense or $0.04 per diluted share. The restructuring expense primarily related to previously announced plant closures in the Metal Framing business segment and professional fees in the Other category.

Note V – Subsequent Events

On June 12, 2009, we redeemed $118.5 million of the then $138.0 million outstanding 6.7% Notes due December 1, 2009 (“Notes”). The consideration paid for the Notes was $1,025 per $1,000 principal amount of Notes, plus accrued and unpaid interest. The repurchase was funded by a combination of cash on hand and borrowings under existing credit facilities in an effort to reduce interest expense.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description	Balance at Beginning of Period	Additions		Deductions – Describe	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts – Describe

Year Ended May 31, 2009: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,849,000	8,472,000	217,000 (A)	1,068,000 (B)	$12,470,000

Year Ended May 31, 2008: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,641,000	1,496,000	127,000 (A)	415,000 (B)	$4,849,000

Year Ended May 31, 2007: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,964,000	399,000	1,000 (A)	1,723,000 (B)	$3,641,000

Note A – Miscellaneous amounts.

Note B – Uncollectable accounts charged to the allowance

See accompanying Report of Independent Registered Public Accounting Firm

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2009). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2009. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Attestation Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009, and our report dated July 30, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2009

Item 9B. — Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. — Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 30, 2009 (the “2009 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2009 Annual Meeting (“Worthington Industries’ Definitive 2009 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2009 (the fiscal year ended May 31, 2009).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2009 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2009 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders held on September 24, 2008.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2009 Proxy Statement.

Code of Conduct; Committee Charters; Corporate Governance Guidelines; Charter of Lead Independent Director

Worthington Industries’ Board of Directors has adopted Charters for each of the Audit Committee, the Compensation and Stock Option Committee, the Executive Committee and the Nominating and Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual. Worthington Industries’ Board of Directors has also adopted a Charter of the Lead Independent Director of Worthington Industries’ Board of Directors.

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors of Worthington Industries has adopted a Code of Conduct covering the directors, officers and employees of Worthington Industries and its subsidiaries, including Worthington Industries’ Chairman of the Board and Chief Executive Officer (the principal executive officer), Worthington Industries’ Vice President and Chief Financial Officer (the principal financial officer) and Worthington Industries’ Controller (the principal accounting officer). The Registrant will disclose the following events, if they occur, in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of Worthington Industries’ Code of Conduct that (i) applies to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Worthington Industries will disclose any waivers from the provisions of the Code of Conduct granted to a director or executive officer of Worthington Industries in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the “Investor Relations” section of Worthington Industries’ web site located at www.worthingtonindustries.com. Interested persons and shareholders of Worthington Industries may also obtain copies of each of these documents, without charge, by writing to the Investor Relations Department of Worthington Industries at Worthington Industries, Inc., 200 Old Wilson Bridge Road, Columbus, Ohio 43085, Attention: Catherine M. Lyttle. In addition, a copy of the Code of Conduct was filed as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.

Item 11. — Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2009 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2009 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Worthington Industries’ Definitive 2009 Proxy Statement.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2009 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2009 Proxy Statement.

Item 13. — Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2009 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Director Independence” in Worthington Industries’ Definitive 2009 Proxy Statement.

Item 14. — Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15. — Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2009 and 2008

Consolidated Statements of Earnings for the fiscal years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the fiscal years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2009, 2008 and 2007

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

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2009	By:	/s/ John P. McConnell
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	July 30, 2009	Director, Chairman of the Board and Chief Executive Officer

/s/ B. Andrew Rose B. Andrew Rose	July 30, 2009	Vice President and Chief Financial Officer

/s/ Richard G. Welch Richard G. Welch	July 30, 2009	Controller (Principal Accounting Officer)

* John B. Blystone	*	Director

* Michael J. Endres	*	Director

* Peter Karmanos, Jr.	*	Director

* John R. Kasich	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report as exhibits.

*By:	/s/ John P. McConnell	Date: July 30, 2009
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with Ohio Secretary of State on October 13, 1998

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

4.2	Form of 6.70% Note due December 1, 2009	Incorporated herein by reference to Exhibit 4(f) to the Annual Report on Form 10-K of Worthington Delaware for the fiscal year ended May 31, 1998 (SEC File No. 0-4016)

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

4.12	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.3	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

10.6	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.7

Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.8

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan to be entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to employees of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.9

Form of Letter Evidencing Cash Performance Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*

Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.10

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan) – Targets for 3-Year Period Ending May 31, 2009*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.11

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan) – Targets for 3-Year Period Ending May 31, 2010*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2007 and filed with the SEC on the same date (SEC File No. 1-8399)

10.12

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan) – Targets for 3-Year Period Ending May 31, 2011*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2008 and filed with the SEC on June 23, 2008 (SEC File No. 1-8399)

10.13	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (Restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.14

Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors) from and after September 25, 2003*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.15	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (Restatement effective November 1, 2008)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.16

Form of Non-Qualified Stock Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan (now known as the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan)*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.17	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (Restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.18

Form of Non-Qualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of non-qualified stock options to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.19

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock on September 27, 2006 to non-employee directors of Worthington Industries, Inc. and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.20

Form of Non-Qualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on September 24, 2008*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)

10.21

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)

10.22	Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.23	Form of Letter Evidencing Cash Performance Bonus Awards Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives*	Filed herewith

10.24

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.25

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.26

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.27

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.28

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.29

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.30

Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Filed herewith

10.31	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.32	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.33	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.34	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (SEC File No. 1-8399)

10.35	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. *	Filed herewith

10.36	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted for Fiscal 2010 for Named Executive Officers*	Filed herewith

10.37	Summary of arrangement with John S. Christie, the Registrant’s former President and Chief Financial Officer, who took early retirement effective July 31, 2008*

Incorporated herein by reference to the discussion in “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of the Registrant’s Current Report on Form 8-K dated May 5, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.38	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each director of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.39	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Filed herewith

99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006	Filed herewith

*	Indicates management contract or compensatory plan or arrangement