Form 10-Q
period 2009-11-30
WORTHINGTON INDUSTRIES INC
filed 2010-01-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On December 31, 2009, the number of Common Shares issued and outstanding was 79,173,053.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. –Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, without limitation, statements relating to:

—	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strength, debt, financial condition or other financial measures;
—	projected working capital needs;
—	demand trends for the Company or its markets;
—	pricing trends for raw materials and finished goods and the impact of pricing changes;
—	anticipated capital expenditures and asset sales;
—	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain;
—	projected timing, results, benefits, costs, charges and expenditures related to acquisitions, headcount reductions and facility dispositions, shutdowns and consolidations;
—	the alignment of operations with demand;
—	the ability to operate profitably and generate cash in down markets;
—	the ability to capture and maintain margins and market share and to develop or take advantage of future opportunities, new products and markets;
—	expectations for company and customer inventories, jobs and orders;
—	expectations for the economy and markets or improvements therein;
—	expected benefits from Transformation plans, cost reduction efforts and other new initiatives;
—	expectations for improving earnings, margins or shareholder value;
—	effects of judicial rulings; and
—	other non-historical matters.

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

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	November 30, 2009	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$69,441	$56,319
Receivables, less allowances of $8,200 and $12,470 at November 30, 2009 and May 31, 2009	182,558	182,881
Inventories:
Raw materials	127,053	141,082
Work in process	58,218	57,612
Finished products	81,104	71,878

Total inventories	266,375	270,572
Income taxes receivable	6,520	29,749
Assets held for sale	1,343	707
Deferred income taxes	25,052	24,868
Prepaid expenses and other current assets	30,422	33,839

Total current assets	581,711	598,935

Investments in unconsolidated affiliates	105,129	100,395
Goodwill	108,521	101,343
Other intangible assets, net of accumulated amortization of $17,242 and $15,328 at November 30, 2009 and May 31, 2009	29,528	23,642
Other assets	13,777	18,009
Property, plant and equipment, net	518,014	521,505

Total assets	$1,356,680	$1,363,829

Liabilities and equity
Current liabilities:
Accounts payable	$168,448	$136,215
Notes payable	56,220	980
Accrued compensation, contributions to employee benefit plans and related taxes	41,458	34,503
Dividends payable	7,916	7,916
Other accrued items	43,449	49,488
Income taxes payable	1,266	4,965
Current maturities of long-term debt	19,462	138,013

Total current liabilities	338,219	372,080

Other liabilities	67,819	65,400
Long-term debt	100,400	100,400
Deferred income taxes	84,332	82,986

Total liabilities	590,770	620,866

Shareholders’ equity - controlling interest	729,647	706,069
Noncontrolling interest	36,263	36,894

Total equity	765,910	742,963

Total liabilities and equity	$1,356,680	$1,363,829

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net sales	$447,981	$745,350	$865,508	$1,658,572
Cost of goods sold	380,748	799,769	749,075	1,561,089

Gross margin	67,233	(54,419)	116,433	97,483

Selling, general and administrative expense	48,098	48,340	98,123	111,742
Impairment of long-lived assets	2,703	96,943	2,703	96,943
Restructuring and other expense (income)	(2,661)	11,936	965	20,688

Operating income (loss)	19,093	(211,638)	14,642	(131,890)
Other income (expense):
Miscellaneous income (expense)	(325)	(352)	1,370	(190)
Interest expense	(2,048)	(6,550)	(4,559)	(12,119)
Equity in net income of unconsolidated affiliates	15,138	11,033	31,282	36,043

Earnings (loss) before income taxes	31,858	(207,507)	42,735	(108,156)
Income tax expense (benefit)	7,240	(43,761)	10,522	(13,688)

Net earnings (loss)	24,618	(163,746)	32,213	(94,468)
Net earnings attributable to noncontrolling interest	1,369	908	2,289	1,562

Net earnings (loss) attributable to controlling interest	$23,249	$(164,654)	$29,924	$(96,030)

Average common shares outstanding - basic	79,096	78,802	79,081	78,910

Earnings (loss) per share attributable to controlling interest - basic	$0.29	$(2.09)	$0.38	$(1.22)

Average common shares outstanding - diluted	79,109	78,802	79,165	78,910

Earnings (loss) per share attributable to controlling interest - diluted	$0.29	$(2.09)	$0.38	$(1.22)

Common shares outstanding at end of period	79,105	78,809	79,105	78,809

Cash dividends declared per share	$0.10	$0.17	$0.20	$0.34

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Operating activities
Net earnings (loss) attributable to controlling interest	$23,249	$(164,654)	$29,924	$(96,030)
Adjustments to reconcile net earnings (loss) attributable to controlling interest to net cash provided by operating activities:
Depreciation and amortization	16,432	16,011	32,328	32,379
Impairment of long-lived assets	2,703	96,943	2,703	96,943
Restructuring charges, non-cash	277	2,946	3,100	2,946
Provision for deferred income taxes	(3,696)	(50,915)	(1,303)	(50,171)
Equity in net income of unconsolidated affiliates, net of distributions	(3,638)	2,967	(4,158)	(7,543)
Net earnings attributable to noncontrolling interest	1,369	908	2,289	1,562
Net loss (gain) on sale of assets	(4,441)	152	(4,292)	10
Stock-based compensation	1,176	1,319	2,150	2,603
Excess tax benefits - stock-based compensation	-	-	-	(355)
Gain on acquisition of Piper	232	-	(891)	-
Changes in assets and liabilities:
Receivables	(4,938)	64,170	2,321	79,446
Inventories	(32,379)	209,936	9,398	140,286
Prepaid expenses and other current assets	18,968	(3,770)	19,935	(5,737)
Other assets	65	2,485	184	655
Accounts payable and accrued expenses	21,744	(118,996)	39,056	(113,191)
Other liabilities	751	(2,850)	1,357	(4,808)

Net cash provided by operating activities	37,874	56,652	134,101	78,995

Investing activities
Investment in property, plant and equipment, net	(13,205)	(15,455)	(20,954)	(30,239)
Acquisitions, net of cash acquired	(24,351)	-	(34,064)	(40,225)
Distributions from (investments in) unconsolidated affiliates, net	-	(2,850)	264	(3,138)
Proceeds from sale of assets	14,459	1,858	14,478	5,308

Net cash used by investing activities	(23,097)	(16,447)	(40,276)	(68,294)

Financing activities
Net proceeds from (payments on) short-term borrowings	(39,219)	(73,589)	55,241	(17,386)
Principal payments on long-term debt	(3)	-	(118,551)	(248)
Proceeds from issuance of common shares	248	(19)	1,340	1,743
Excess tax benefits - stock-based compensation	-	-	-	355
Dividends paid to noncontrolling interest	(856)	(1,536)	(2,920)	(3,216)
Repurchase of common shares	-	-	-	(12,402)
Dividends paid	(7,907)	(13,393)	(15,813)	(26,876)

Net cash used by financing activities	(47,737)	(88,537)	(80,703)	(58,030)

Increase (decrease) in cash and cash equivalents	(32,960)	(48,332)	13,122	(47,329)
Cash and cash equivalents at beginning of period	102,401	74,775	56,319	73,772

Cash and cash equivalents at end of period	$69,441	$26,443	$69,441	$26,443

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Month Periods Ended November 30, 2009 and November 30, 2008

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we,” “our,” “Worthington” or the “Company”). Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated.

Spartan Steel Coating, LLC, in which the Company owns a 52% controlling interest, is fully consolidated with the equity owned by the other joint venture member shown as noncontrolling interest on the consolidated balance sheets, and the other joint venture member’s portion of net earnings included as net earnings attributable to noncontrolling interest in the consolidated statements of earnings. Effective June 1, 2009, we adopted new accounting guidance concerning the treatment of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests, as discussed above. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with the new guidance. All other requirements of the new guidance will be applied prospectively. Refer to “NOTE C – Comprehensive Income” and “NOTE D – Changes in Equity” for additional information and revised disclosures required by the adoption of that guidance.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three and six months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010 (“fiscal 2010”). Certain prior year amounts have been reclassified to conform to the fiscal 2010 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (“fiscal 2009”) of Worthington Industries, Inc.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards: On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States (“U.S. GAAP”). The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of fiscal 2010.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. The adoption of this standard in the fourth quarter of fiscal 2010 will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact amounts within our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this statement effective June 1, 2010.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this amendment effective June 1, 2010.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following tables:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2009	2008	2009	2008
Net sales
Steel Processing	$225,557	$351,565	$407,143	$811,479
Metal Framing	80,575	180,353	176,012	413,285
Pressure Cylinders	104,921	142,400	206,233	290,799
Other	36,928	71,032	76,120	143,009

Consolidated	$447,981	$745,350	$865,508	$1,658,572

Operating income (loss)
Steel Processing	$14,735	$(71,851)	$15,543	$(27,454)
Metal Framing	2,811	(153,981)	(1,478)	(133,022)
Pressure Cylinders	4,086	20,168	9,977	38,822
Other	(2,539)	(5,974)	(9,400)	(10,236)

Consolidated	$19,093	$(211,638)	$14,642	$(131,890)

Pre-tax restructuring and other expense (income)
Steel Processing	$(304)	$461	$175	$473
Metal Framing	(2,595)	4,370	981	5,650
Pressure Cylinders	7	-	295	7
Other	231	7,105	(486)	14,558

Consolidated	$(2,661)	$11,936	$965	$20,688

(in thousands)	November 30, 2009	May 31, 2009
Total assets
Steel Processing	$499,456	$469,701
Metal Framing	181,579	226,285
Pressure Cylinders	407,611	355,717
Other	268,034	312,126

Consolidated	$1,356,680	$1,363,829

NOTE C – Comprehensive Income

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and six month periods ended November 30, 2009:

	Three Months Ended November 30, 2009			Six Months Ended November 30, 2009
(in thousands)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Net earnings	$23,249	$1,369	$24,618	$29,924	$2,289	$32,213
Other comprehensive income (loss):
Foreign currency translation	4,823	-	4,823	5,804	-	5,804
Cash flow hedges	(1,476)	-	(1,476)	(1,668)	-	(1,668)
Pension liability adjustment	-	-	-	2,012	-	2,012

Total comprehensive income	$26,596	$1,369	$27,965	$36,072	$2,289	$38,361

The following table summarizes the allocation of total comprehensive loss between controlling and noncontrolling interests for the three and six month periods ended November 30, 2008:

	Three Months Ended November 30, 2008			Six Months Ended November 30, 2008
(in thousands)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Net earnings (loss)	$(164,654)	$908	$(163,746)	$(96,030)	$1,562	$(94,468)
Other comprehensive loss:				-	-
Foreign currency translation	(16,063)	(1,874)	(17,937)	(23,143)	(1,874)	(25,017)
Cash flow hedges	(4,699)	(330)	(5,029)	(6,042)	(743)	(6,785)

Total comprehensive loss	$(185,416)	$(1,296)	$(186,712)	$(125,215)	$(1,055)	$(126,270)

NOTE D – Changes in Equity

The following table provides a summary of the changes in the carrying amounts of total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the six months ended November 30, 2009:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income, Net of Tax	Retained Earnings	Total	Noncontrolling Interest	Total
Balance at May 31, 2009	$183,051	$4,457	$518,561	$706,069	$36,894	$742,963
Comprehensive income*	-	6,148	29,924	36,072	2,289	38,361
Common shares issued	1,186	-	-	1,186	-	1,186
Stock-based compensation	2,150	-	-	2,150	-	2,150
Purchases and retirement of common shares	-	-	-	-	-	-
Dividends paid to noncontrolling interest	-	-	-	-	(2,920)	(2,920)
Cash dividends declared	-	-	(15,830)	(15,830)	-	(15,830)

Balance at November 30, 2009	$186,387	$10,605	$532,655	$729,647	$36,263	$765,910

*	The allocation of the components of comprehensive income attributable to controlling and noncontrolling interests is disclosed in “NOTE C – Comprehensive Income.”

NOTE E – Stock-Based Compensation

During the six months ended November 30, 2009, we granted non-qualified stock options covering an aggregate of 982,875 common shares under our stock-based compensation plans. The weighted average option price of $13.33 per share reflects the weighted average market price of the underlying common shares at the respective grant dates. The weighted average fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the respective grant dates, was $4.85 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $3,929,000, which will be recognized on a straight-line basis over the vesting period of the stock options. The following weighted average assumptions were used to value the stock options:

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

NOTE F – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2009	2008	2009	2008
Defined benefit plans:
Service cost	$210	$220	$417	$451
Interest cost	357	326	711	666
Expected return on plan assets	(221)	(306)	(443)	(612)
Net amortization and deferral	64	55	127	110

Net pension cost of defined benefit plans	$410	$295	$812	$615

We anticipate total contributions of approximately $1,429,000 to our defined benefit plans in fiscal 2010, of which approximately $610,000 had been made as of November 30, 2009.

NOTE G – Income Taxes

Income tax expense for the first six months of fiscal 2010 and first six months of fiscal 2009 reflect estimated annual effective income tax rates of 30.5% and 0.6%, respectively. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings (loss) attributable to controlling interest, as reflected in our consolidated statements of earnings. Income tax expense associated with net earnings attributable to noncontrolling interest, and reflected in our consolidated statements of earnings, is not material as a result of the joint venture’s tax status. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2010 could be materially different from the forecasted rate as of the end of the second quarter of fiscal 2010.

Income tax expense for the first six months of fiscal 2010 and the first six months of fiscal 2009 was calculated using the estimated annual effective income tax rates for fiscal 2010 and fiscal 2009, respectively. The change in those estimated annual effective tax rates is primarily due to the change in the mix of income (loss) among the jurisdictions in which we do business. More specifically, the significantly lower estimated annual effective income tax rate for the first six months of fiscal 2009 occurred due to the fact that the income tax benefit associated with the Company’s domestic losses almost entirely offset the income tax expense on the Company’s foreign earnings.

NOTE H – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that are not controlled, either through majority ownership or otherwise, are accounted for using the equity method. At November 30, 2009, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (“WAVE”) (50%), TWB Company, L.L.C. (45%), Worthington Specialty Processing (“WSP”) (51%), Serviacero Planos, S.A. de C.V. (50%), LEFCO Worthington, LLC (49%), and DMFCWBS, LLC (“Clark JV”) (50%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

On August 12, 2009, we joined with ClarkWestern Building Systems, Inc., to create the Clark JV. We contributed certain intangible assets and committed to pay a portion of certain costs and expenses in return for 50% of the units and voting power of the joint venture. The purpose of the joint venture is to develop, test and obtain approvals for metal framing stud designs, as well as to develop, own and license intellectual property related to such designs. The Clark JV will not manufacture, offer for sale, or sell any products, but will license its designs to its members. The joint venture is accounted for using the equity method of accounting, as both parties have equal voting rights and control.

We received distributions from unconsolidated affiliates totaling $27,500,000 during the six months ended November 30, 2009, all from our WAVE joint venture. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount within other liabilities on the consolidated balance sheet of $17,294,000 at November 30, 2009. During the six months ended November 30, 2009, the distributions received from WAVE in excess of the Company’s cumulative equity in the earnings of that joint venture were $375,000. That cash flow was included in investing activities in the consolidated statement of cash flows due to the nature of the distribution as a return of investment, rather than a return on investment. In the six months ended November 30, 2008, there were no distributions received from unconsolidated joint ventures in excess of the Company’s cumulative equity in earnings of those joint ventures.

Combined financial information for the unconsolidated affiliates is summarized in the following table:

(in thousands)			November 30, 2009	May 31, 2009
Cash			$82,954	$72,103
Other current assets			181,283	165,615
Noncurrent assets			168,299	167,779

Total assets			$432,536	$405,497

Current liabilities			$80,334	$57,995
Long-term debt			151,485	150,596
Other noncurrent liabilities			18,747	24,373
Equity			181,970	172,533

Total liabilities and equity			$432,536	$405,497

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2009	2008	2009	2008
Net sales	$174,436	$204,519	$335,496	$440,645
Gross margin	44,941	46,968	90,534	120,117
Depreciation and amortization	2,582	4,121	5,412	8,080
Interest expense	352	1,013	732	2,002
Income tax expense (benefit)	(911)	5,307	961	10,215
Net earnings	30,473	28,659	59,909	79,719

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

Due to continued deterioration in business and market conditions impacting our Metal Framing, Construction Services and Steel Packaging business segments during the second quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were subsequently tested for impairment during the quarter ended November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

Excluding the separate analysis relating to restructuring efforts impacting the Joliet, Illinois Metal Framing facility, as described in “NOTE J – Restructuring,” the sum of the undiscounted future cash flows related to each Metal Framing and Construction Services asset group was more than the net book value for each of the asset groups. Therefore, outside of that discussed within “NOTE J – Restructuring,” there was no impairment loss at November 30, 2009 in these business segments.

The sum of the undiscounted future cash flows related to the Steel Packaging asset group was less than the net book value for the asset group. Therefore, an impairment loss was recognized at November 30, 2009 in the amount of $2,703,000. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at November 30, 2009.

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

During the quarter ended November 30, 2009, we tested the value of the goodwill balances in the Construction Services business segment, as weakness in the construction market continued and our customers’ financing challenges caused delays in several expected projects. For the test, we have assumed the revenue growth rate would range from 5% to 15%, after a significant decrease in revenue for fiscal 2010. In the near term, we expect a higher average rate due to pent-up demand and growth in the market share of our Construction Services business segment. Growth is then estimated to slow to 5% in the latter years of the forecast. The revenue growth rates for fiscal periods subsequent to fiscal 2010 used in our analysis as of May 31, 2009 were 5% to 7.5%, and were changed to reflect the expected recovery from more depressed levels of business. We set the discount rate at 14%, which represents an increase, reflecting a market based increase in risk, over the 12% used in the fiscal 2009 annual testing. Based on this test, there was no indication of impairment for the associated goodwill balances. The margin of excess fair value over net book value was $11,769,000, or 21%, at November 30, 2009. However, it is reasonably likely that any significant continued decline in the construction market could result in impairment. The sensitivity of this estimate is such that a 1% increase in the discount rate used reduces the calculated fair value by $7,746,000. A 1% decrease in the discount rate used increases the calculated fair value by $9,397,000. A 1% change in sales has an impact of $1,312,000, in the case of an increase, or $1,325,000, in the case of a decrease, on the fair value calculation. Other changes in the assumptions underlying the fair value estimate, including those beyond the control of management, could have a significant future impact on the impairment assessment of the goodwill balances within the Construction Services business segment. Management continues to assess the business, as well as market and industry factors impacting the business, in order to determine the appropriate course of action going forward.

Changes in the carrying amount of goodwill for the six months ended November 30, 2009, by business segment, are as follows:

(in thousands)	Metal Framing	Pressure Cylinders	Other	Total
Balance at May 31, 2009
Goodwill	$96,943	$76,692	$24,651	$198,286
Accumulated impairment losses	(96,943)	-	-	(96,943)

	-	76,692	24,651	101,343
Acquisitions and purchase accounting adjustments	-	5,625	-	5,625
Translation adjustments	-	1,553	-	1,553

Balance at November 30, 2009
Goodwill	96,943	83,870	24,651	205,464
Accumulated impairment losses	(96,943)	-	-	(96,943)

	$-	$83,870	$24,651	$108,521

We will continue to test goodwill and other long-lived assets for impairment in each reporting period in which indicators, or potential indicators, of impairment are present. We will also perform the required annual test of impairment for the goodwill balances related to the Pressure Cylinders and Construction Services business segments during the fourth quarter ending May 31, 2010.

NOTE J – Restructuring

In the first quarter of fiscal 2008, we announced the initiation of a Transformation Plan (the “Plan”) with the overall goal to increase the Company’s sustainable earnings potential, asset utilization and operational performance. The Plan is being implemented over a three-year period and focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, drives excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing business segments. As a result of the Plan and its related efforts, we have incurred certain asset impairments which have been included within restructuring and other expense (income) in the consolidated statements of earnings. Asset impairment charges which are not a result of these efforts have been included within impairment of long-lived assets on the consolidated statements of earnings.

To date, the following actions have been taken:

—

During the first quarter of fiscal 2008, an initial headcount reduction plan was put into place, utilizing a combination of voluntary retirement and severance packages. A total of 63 individuals, across the Company, were impacted.

—

On September 25, 2007, we announced the closure or downsizing of five locations in our Metal Framing business segment. These actions were completed as of May 31, 2008 and included headcount reductions of approximately 165.

—	During the first quarter of fiscal 2009, the Metal Framing corporate offices were moved from Pittsburgh and Blairsville, Pennsylvania to Columbus, Ohio. Headcount was reduced by 33.

—

On October 23, 2008, we announced the closure of two facilities, one Steel Processing (Louisville, Kentucky) and one Metal Framing (Renton, Washington), and headcount reductions of 282. The Louisville facility was closed on February 28, 2009, and the Renton facility closed on December 31, 2008. During the second quarter of fiscal 2010, the remaining assets of the Louisville facility were sold, resulting in a gain of $1,003,000. That gain has been classified within restructuring and other expense (income) in the consolidated statements of earnings, and is included in the gains on dispositions of $4,783,000 noted in the table below.

—

On December 5, 2008, we announced the closure and/or suspension of operations at three Metal Framing facilities and headcount reductions in Steel Processing of 186. The Lunenburg, Massachusetts facility closed on February 28, 2009, and operations suspended in Miami, Florida and Phoenix, Arizona on February 28, 2009. The associated headcount impact for Metal Framing was a reduction of 125.

—

In August 2009, the Lunenburg, Massachusetts facility met the held for sale classification criteria under applicable accounting guidance. After an immaterial adjustment to fair value, the carrying value of that facility ($1,235,000) has been included within assets held for sale in the consolidated balance sheet as of November 30, 2009.

—

The decision was made during the first quarter of fiscal 2010 to close the Joliet, Illinois Metal Framing facility. A majority of the roll forming operation located at that facility will be moved to the Hammond, Indiana facility. Approximately $1,717,000 of impairment was recognized during the six months ended November 30, 2009 related to this closure.

A total of $62,117,000 has been recorded to date as restructuring and other expense (income) in the consolidated statements of earnings: $18,111,000 and $43,041,000 were incurred in fiscal 2008 and fiscal 2009, respectively, and $965,000 was incurred during the first six months of fiscal 2010. Restructuring and other expense (income) for the first six months of fiscal 2010 is summarized as follows:

(in thousands)	5/31/2009 Liability	Expense	Payments	Adjustments	11/30/2009 Liability
Early retirement and severance	$3,201	$1,526	$(3,370)	$(31)	$1,326
Other costs	999	1,122	(1,640)	-	481

	$4,200	2,648	$(5,010)	$(31)	$1,807

Non-cash restructuring charges		3,100
Gains on dispositions		(4,783)

Total		$965

To assist in the development and implementation of the Plan, a consulting firm was retained. The services provided by this firm included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Plan. Accordingly, the firm’s fees were included in restructuring charges. Those services began at the onset of the Plan and concluded in fiscal 2009. Though decreasing in level and amount, continued restructuring charges are expected to be incurred under the Plan during the remainder of fiscal 2010. Recent charges have been, and future charges are expected to be, largely comprised of continued severance, retirement and internal transformation team expense, as well as non-cash impairment losses and accelerated depreciation expense for impacted assets.

Included in the $4,783,000 gains on dispositions above is a gain of $3,780,000 on the sale of our Metal Framing operations in Canada. The sale included two manufacturing facilities located in Burnaby, British Columbia and Mississauga, Ontario and two sales and distribution centers located in LaSalle, Quebec and Edmonton, Alberta. Because the sale did not meet the criteria for classification as discontinued operations, the resulting gain has been included within operating income in the Company’s consolidated statements of earnings.

NOTE K – Acquisitions

Effective June 1, 2009, we adopted updated accounting standards aimed at improving the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. As a result, transaction costs associated with the acquisition of the assets related to the businesses of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively, “Piper”) and the membership interests of Structural Composites Industries, LLC (“SCI”) were expensed, and a gain on the Piper acquisition was recorded, as discussed below.

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

The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, with the gain on the acquisition of $891,000 representing the excess of the fair value allocated to the net assets over the purchase price. The Company was able to realize a gain on this transaction as a result of current market conditions and the seller’s desire to exit the business. The gain on this transaction was recorded within miscellaneous income on the consolidated statements of earnings.

The allocation was as follows:

(in thousands)
Accounts receivable	$3,935
Inventory	4,142
Other current assets	296
Property, plant and equipment, net	4,300

Total assets	12,673
Accounts payable	(1,711)
Accrued liabilities	(358)

Identifiable net assets	10,604
Gain on acquisition	(891)

Total purchase price	$9,713

On September 3, 2009, the Company acquired the membership interests of SCI for cash of $24,351,000. SCI is a leading manufacturer of U.S. Department of Transportation-approved lightweight, aluminum-lined, composite-wrapped high pressure cylinders used in commercial, military, marine and aerospace applications. Product lines include cylinders for alternative fuel vehicles using compressed natural gas or hydrogen, self-contained breathing apparatuses, aviation oxygen and escape slides, military applications, home oxygen therapy and advanced and cryogenic structures. It operates as part of Worthington’s Pressure Cylinders business segment. The acquisition of SCI allows the Company to continue to grow the Pressure Cylinders business and provides an entry into weight critical applications, further broadening the portfolio beyond the business segment’s original, core markets.

The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value allocated to the net assets. Intangible assets, consisting mostly of customer list, trade name and technology, will be amortized over a weighted average life of 13.5 years on a straight-line basis. While the Company does not anticipate any changes to the initial accounting for this transaction, final review of the purchased net assets and related fair value determinations remains in process and could result in future adjustments within the measurement period, as defined within applicable accounting guidance.

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g. assembled workforce), or of immaterial value. Goodwill of $5,625,000 is expected to be deductible for income tax purposes.

The allocation was as follows:

(in thousands)
Accounts receivable	$2,897
Inventory	4,929
Other current assets	116
Intangible assets	7,800
Property, plant and equipment, net	6,117

Total assets	21,859
Accounts payable	(1,535)
Accrued liabilities	(1,576)
Other liabilities	(22)

Identifiable net assets	18,726
Goodwill	5,625

Total purchase price	$24,351

Operating results of Piper have been included in the consolidated statements of earnings from the acquisition date, which was the first day of fiscal 2010, forward. Operating results of SCI have been included in the consolidated statements of earnings from the acquisition date of September 3, 2009, forward. Pro forma results, including the acquired businesses described above since the beginning of fiscal 2009, would not be materially different than the actual results reported.

NOTE L – Fair Value

Effective June 1, 2008, we adopted accounting guidance that established a framework for measuring fair value and expanded disclosures about fair value measurements. This guidance was effective for our financial assets and liabilities after May 31, 2008, and was effective for our non-financial assets and liabilities after May 31, 2009. The adoption of this fair value guidance did not have a material impact on amounts within our consolidated financial statements.

Fair value is an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Fair value is to be determined based on assumptions that market participants would use in pricing an asset or liability. Current authoritative accounting guidance uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with this guidance, we measured our derivative contracts at fair value. We classified these as level 2 assets and liabilities, as they are based upon models utilizing market observable inputs and credit risk. Derivative instruments are executed only with highly rated financial institutions. No credit loss is anticipated on existing instruments, and no material credit losses have been experienced to date. The Company continues to monitor its positions, as well as the credit ratings of counterparties to those positions.

At November 30, 2009, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Liabilities
Foreign currency derivative contracts	$-	$261	$-	$261
Interest rate derivative contracts	-	10,966	-	10,966

Total liabilities	$-	$11,227	$-	$11,227

Refer to “NOTE N – Derivative Instruments and Hedging Activities” for additional information regarding the location within the consolidated balance sheets and the risk classification of the Company’s derivative instruments.

At November 30, 2009, the fair values of the Company’s assets measured on a non-recurring basis are categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held for sale	$-	$1,235	$-	$1,235
Long-lived assets held and used	-	4,420	-	4,420

Total assets	$-	$5,655	$-	$5,655

Assets of the Lunenburg, Massachusetts Metal Framing facility were written down to their fair value of $1,235,000, resulting in an impairment charge of $311,000, which was included in net earnings, within restructuring and other expense, for the six months ended November 30, 2009. The assets’ fair values were determined based on market prices for similar assets, as well as indications of value from a potential sale transaction specific to these assets. See “NOTE J – Restructuring” for additional details.

Certain assets of the Joliet, Illinois Metal Framing facility were written down to their fair value of $3,848,000, resulting in an impairment charge of $1,717,000, which was included in net earnings, within restructuring and other expense, for the six months ended November 30, 2009. The assets’ fair values were determined based on market prices for similar assets. See “NOTE J – Restructuring” for additional details.

Certain assets of the Steel Packaging business segment were written down to their fair value of $572,000, resulting in an impairment charge of $2,703,000, which was included in net earnings, within impairment of long-lived assets, for the six months ended November 30, 2009. The assets’ fair values were determined based on market prices for similar assets. See “NOTE I – Goodwill and Other Long-Lived Assets” for additional details.

Effective August 31, 2009, we adopted an accounting standard that updated guidance concerning interim disclosures about fair values of financial instruments. That standard requires disclosures about fair values of financial instruments in all interim financial statements as well as in annual financial statements.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income tax receivables, other assets, accounts and notes payable, accrued expenses and income taxes payable approximate fair values. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $115,910,000 and $242,136,000 at November 30, 2009 and May 31, 2009, respectively. See “NOTE M – Debt and Receivables Securitization” for a description of the repurchase transaction that caused a substantial decrease in the outstanding amounts of both the carrying and fair values of our 6.70% senior notes during the six months ended November 30, 2009.

NOTE M – Debt and Receivables Securitization

On June 12, 2009, we redeemed $118,545,000 of the then $138,000,000 outstanding 6.70% senior notes due December 1, 2009 (the “Notes”), leaving $19,455,000 of the Notes outstanding at November 30, 2009. The consideration paid for the Notes was $1,025 per $1,000 principal amount of the Notes, plus accrued and unpaid interest. The repurchase was funded by a combination of cash on hand and borrowings under existing credit facilities, in an effort to reduce interest expense. The remainder of the Notes became due and was paid from general cash of the Company, subsequent to November 30, 2009.

We have a $435,000,000 multi-year revolving credit facility (the “Facility”) with a group of lenders. The Facility matures in May 2013, except for a $35,000,000 commitment by one lender, which expires in September 2010. The outstanding balance under the Facility at November 30, 2009 was $56,220,000, leaving $378,780,000 available. Additionally, at November 30, 2009, we had $100,000,000 floating rate senior notes outstanding, which are due on December 17, 2014 (the “2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. See “NOTE N - Derivative Instruments and Hedging Activities” for additional information regarding the Company’s derivative instruments.

We maintain a $100,000,000 revolving trade accounts receivable securitization facility, which expires in January 2011 (the “AR Facility”). The AR Facility has been available throughout fiscal 2010 to date, and was available throughout fiscal 2009. Transactions under the AR Facility have been accounted for as a sale. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under the AR Facility are excluded from accounts receivable in the consolidated financial statements. As of November 30, 2009, the pool of eligible accounts receivable was $100,000,000, and $60,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

NOTE N – Derivative Instruments and Hedging Activities

Interest Rate Risk – We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap has a notional amount of $100,000,000 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004 issuance of the 2014 Notes (see “NOTE M – Debt and Receivables Securitization”). We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. The interest rate derivative is classified as a cash flow hedge. The effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and is reclassified to interest expense in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge.

Foreign Currency Risk – The translation of foreign currencies into United States Dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, the Company does make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At November 30, 2009, the difference between the contract and book value was not material to the Company’s consolidated financial position, results of operations or cash flows. The changes in the fair value of the derivative instruments are recorded either in the consolidated balance sheets under foreign currency translation or in net earnings in the same period in which foreign currency translation or net earnings are impacted by the hedged items.

Commodity Price Risk – The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. To further manage its exposure to fluctuations in the cost of steel, natural gas, zinc and other raw materials and utility requirements, the Company has used derivative instruments to cover periods commensurate with known or expected exposures. No derivative instruments are held for trading purposes. When qualified for derivative accounting, the effective portion of the changes in the fair value of cash flow derivatives is recorded in other comprehensive income (“OCI”) and reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. If the derivative instruments do not qualify for hedge accounting, changes in their fair value are recorded directly in cost of goods sold.

Refer to “NOTE L – Fair Value” for additional information regarding the accounting treatment and Company policy for derivative instruments, as well as how fair value is determined for the Company’s derivative instruments. The fair value of derivative instruments at November 30, 2009 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,676
	Other assets	-	Other liabilities	9,290

Totals		-		10,966

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables	-	Accounts payable	-
	Other assets	-	Other accrued items	261

Total Derivatives		$-		$11,227

The effect of derivative instruments on the consolidated statements of earnings is summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

(in thousands)	Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the six months ended November 30, 2009:
Interest rate contracts	$4,208	Interest expense	$(1,626)	Interest expense	$-

The estimated net amount of the existing gains or losses in other comprehensive income at November 30, 2009 expected to be reclassified into net earnings within the succeeding twelve months was $1,113,000 (net of tax of $563,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2009, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ending May 31, 2010 and 2011.

Derivatives not designated as hedging instruments:

(in thousands)	Location of Loss Recognized in Earnings	Loss Recognized in Earnings for the Six Months Ended November 30, 2009
Foreign exchange contracts	Miscellaneous expense	$(3,046)

The loss on these derivatives significantly offsets the gain on the hedged items.

NOTE O – Guarantees and Warranties

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2009, the Company was party to an operating lease for an aircraft in which the Company has guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15,501,000 at November 30, 2009. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

The Company also had in place $8,260,000 of outstanding stand-by letters of credit as of November 30, 2009. These letters of credit were issued to third-party service providers and had no amounts drawn against them at November 30, 2009. Fair value of these guarantee instruments, based on premiums paid, was not material at November 30, 2009.

We have established reserves for anticipated sales returns and allowances, including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at November 30, 2009 and May 31, 2009.

NOTE P – Subsequent Events

Effective August 31, 2009, we adopted guidance issued in May 2009 by the FASB, which established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. That guidance requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. Accordingly, subsequent events have been evaluated through January 11, 2010, the date of issuance of our consolidated financial statements.

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

Introduction

The following discussion and analysis of market and industry trends, business strategy, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements” of this document. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (“fiscal 2009”) includes additional information about the Company, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company focused on value-added steel processing and manufactured metal products. As of November 30, 2009, including our joint ventures, we operated 62 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Metal Framing and Pressure Cylinders. Other business segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Construction Services and Steel Packaging. We also held equity positions in seven joint ventures, which operated 22 manufacturing facilities worldwide.

Overview

During the second quarter of fiscal 2009, the global economy fell rapidly into a recession. Demand throughout most sectors of the economy decreased significantly, especially in our two largest markets, construction and automotive. While there has been some stabilization in the market and some indications that the recession has ended, the economy has yet to fully recover. Demand throughout most sectors of the economy remains low. The construction and automotive markets continue to struggle.

The lower demand in the construction market, with no anticipation of a near term turn around, resulted in a $96.9 million write-off of the goodwill associated with our Metal Framing business segment recorded in the second quarter of fiscal 2009. In addition, the steel market prices rose to record highs during the first quarter of fiscal 2009 and then began a severe and rapid decline in the second quarter of fiscal 2009, which resulted in a $98.0 million write-down of our steel inventories to the lower of cost or market in that quarter. Steel prices continued to decline at a slower pace throughout the balance of fiscal 2009, but began to rise through the first two quarters of the fiscal year ended May 31, 2010 (“fiscal 2010”). However, steel prices are far below the record levels set in the prior year. The lower steel prices resulted in a decline in average selling prices, which had a significant effect on comparisons of second quarter and year-to-date results to the prior year periods, especially within net sales. It also impacts the spread between our selling prices and the market price of steel, which in the current quarter had a favorable impact.

The Transformation Plan (the “Plan”), which began in the first quarter of fiscal 2008, has continued through the current quarter. In our Steel Processing segment, we have completed the diagnostic and implementation phases at each of our core facilities. In our Metal Framing segment, we have completed the diagnostic phase at six facilities and the implementation phase at five of those facilities. We anticipate that we will have completed the process at the remaining eight facilities of Metal Framing by the end of the second quarter of fiscal 2011. As a result, we will continue to have restructuring expenses through that period, but they will continue to diminish. We believe that the Transformation Plan has lowered and will continue to lower the break-even points of our facilities and has positioned us to respond better to current and future opportunities and challenges.

Market & Industry Overview

For the three months ended November 30, 2009, our net sales breakdown by end user market is illustrated by the following chart. Substantially all of the net sales of our Metal Framing and Construction Services segments, as well as approximately 15% of the net sales of our Steel Processing segment, are to the construction market, both residential and non-residential. We estimate that approximately 6% of our consolidated net sales, or 19% of our construction market net sales, are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for our joint venture WAVE. The net sales of WAVE are not consolidated in our results; however, adding our ownership percentage of joint venture net sales to our reported net sales would not materially change the consolidated net sales breakdown in the chart.

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing segment. Approximately 50% of the net sales of our Steel Processing segment, and substantially all of the net sales of our Automotive Body Panels segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the customers within these two segments. These segments are also impacted by the market price of steel and, to a lesser extent, the market price of commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the net sales from two of our unconsolidated joint ventures also go to the automotive end market. These net sales are not consolidated in our results; however, adding our ownership percentage of joint venture net sales to our reported net sales would not materially change the consolidated net sales breakdown in the previous chart.

The net sales of our Pressure Cylinders and Steel Packaging segments, and approximately 35% of the net sales of our Steel Processing segment, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, and appliance. Given the many different product lines that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these segments.

We use the following information to monitor our cost and major end markets:

	Three Months Ended			Six Months Ended
	November 30,		Inc / (Dec)	November 30,		Inc / (Dec)
	2009	2008		2009	2008
U.S. GDP (% growth year-over-year)	(1.7%)	(1.2%)	(0.5%)	(2.4%)	(0.3%)	(2.1%)
Hot-Rolled Steel ($ per ton) [1]	$538	$873	($335)	$488	$970	($482)
Detroit Three Auto Build (000’s vehicles) [2]	1,623	1,801	(178)	2,594	3,551	(957)
No. America Auto Build (000’s vehicles) [2]	2,925	3,119	(194)	4,932	6,230	(1,298)
Dodge Index	88	100	(12)	88	109	(21)
Framing Lumber ($ per 1,000 board ft) [3]	$233	$243	($10)	$233	$258	($25)
Zinc ($ per pound) [4]	$0.93	$0.64	$0.29	$0.84	$0.74	$0.10
Natural Gas ($ per mcf) [5]	$4.21	$6.99	($2.78)	$3.91	$8.88	($4.97)
Retail Diesel Prices, All Types ($ per gallon) [6]	$2.64	$3.49	($0.85)	$2.48	$3.96	($1.48)

[1]	CRU Index; period average [2] CSM Autobase [3] Random Lengths; period average [4] LME Zinc; period average
[5]	NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that decreasing U.S. GDP growth rates year-over-year can have a negative effect on our results, as a weaker economy generally reduces demand and pricing for our products. Conversely, the opposite is also generally true. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expenses.

In recent quarters, the market price of hot-rolled steel has been one of the most significant factors impacting selling prices and has materially impacted earnings. When steel prices fall, we typically have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.

No single customer contributed more than 5% of our consolidated net sales for the quarter. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes many of their suppliers as well. Automotive production from the Detroit Three automakers has been low when compared to recent history. However, production rebounded slightly in the six months ended November 30, 2009 aided by the “Cash for Clunkers” federal incentive program, which has now ended. We continue to pursue customer diversification beyond the Detroit Three automakers and their suppliers, and we have made progress in other markets such as energy and agriculture.

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets, as it tracks actual construction starts; however, we do not participate in all of these markets. The relative price of framing lumber, an alternative construction material against which we compete, can also affect our Metal Framing segment, as certain applications may permit the use of this alternative building material.

The market trends of certain other commodities such as zinc, natural gas and diesel fuel can be important to us as they represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Recent Developments

The following took place in the second quarter of fiscal 2010:

—

On September 3, 2009, Worthington Cylinders purchased California-based Structural Composites Industries, LLC (“SCI”). SCI produces lightweight, aluminum-lined, composite-wrapped high pressure cylinders which add to Pressure Cylinders’ growing product line.

—	On September 30, 2009, we announced the consolidation, within our Metal Framing business segment, of our Joliet, Illinois roll forming operations into our Hammond, Indiana facility.

—	On October 5, 2009, our Metal Framing business segment announced a significant building code endorsement for metal lath and lath trim products.

—

On November 2, 2009, our Metal Framing business segment announced the formation of a strategic alliance with Bailey Metal Products Limited (“Bailey”) that included the sale of the Metal Framing operations in Canada to Bailey. The agreement provides for Bailey to be the exclusive distributor of Metal Framing’s proprietary and vinyl products in Canada. Bailey will license its paper-faced metal corner bead product to Metal Framing to manufacture and sell in most of the United States.

Results of Operations

Second Quarter – Fiscal 2010 Compared to Fiscal 2009

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$448.0	100.0%	$745.4	100.0%	$(297.4)
Cost of goods sold	380.8	85.0%	799.8	107.3%	(419.0)

Gross margin	67.2	15.0%	(54.4)	-7.3%	121.6
Selling, general and administrative expense	48.1	10.7%	48.3	6.5%	(0.2)
Impairment of long-lived assets	2.7	0.6%	96.9	13.0%	(94.2)
Restructuring and other expense (income)	(2.7)	-0.6%	12.0	1.6%	(14.7)

Operating income (loss)	19.1	4.3%	(211.6)	-28.4%	230.7
Miscellaneous expense	(0.4)	-0.1%	(0.4)	-0.1%	(0.0)
Interest expense	(2.0)	-0.4%	(6.6)	-0.9%	(4.6)
Equity in net income of unconsolidated affiliates	15.1	3.4%	11.0	1.5%	4.1
Income tax (expense) benefit	(7.2)	-1.6%	43.8	5.9%	51.0

Net earnings (loss)	24.6	5.5%	(163.8)	-22.0%	188.4
Net earnings attributable to noncontrolling interest	(1.4)	-0.3%	(0.9)	-0.1%	0.5

Net earnings (loss) attributable to controlling interest	$23.2	5.2%	$(164.7)	-22.1%	$187.9

Net earnings (loss) represent the results for our consolidated operations, including 100% of our consolidated joint venture, Spartan Steel Coating, LLC (“Spartan”), of which we own 52%. The noncontrolling interest, or 48% of Spartan, is subtracted to arrive at net earnings attributable to controlling interest. For the second quarter of fiscal 2010, net earnings attributable to controlling interest were $23.2 million, a significant improvement from the prior year loss.

—

Net sales decreased $297.4 million from the prior year to $448.0 million. Lower volumes in all business segments decreased sales by $165.9 million, most notably in our Metal Framing and Steel Processing segments as demand declined dramatically in the construction and automotive sectors. Average selling prices decreased from the prior year due to the lower cost of steel resulting in decreased sales of $131.5 million. The average market price of hot-rolled steel has declined 38.4% from $873 per ton in the prior year quarter to $538 per ton in the current quarter.

—

Gross margin increased $121.6 million from the prior year primarily as a result of the $94.8 million write-down of inventories recorded in the second quarter of fiscal 2009. The spread between average selling prices and material costs improved gross margin by $24.7 million from the prior year.

—	SG&A expense of $48.1 million was relatively flat compared to the prior year. Cost reductions were partially offset by increases from acquisitions.

—

Impairment of long-lived assets totaled $96.9 million in the prior year. These prior year charges related to a write-off of the goodwill associated with the Metal Framing business segment. This quarter’s $2.7 million impairment of long-lived assets related to the Steel Packaging segment. See “Item 1.—Financial Statements—Notes to Consolidated Financial Statements—Note I—Goodwill and Other Long-Lived Assets” for additional information regarding the current year impairment.

—

Restructuring and other expense (income) is comprised of the charges incurred through the Transformation effort. It includes severance, retirement and internal transformation team expense, as well as non-cash impairment losses and accelerated depreciation expense for impacted assets. The current quarter also includes the gains on the sales of the Metal Framing operations in Canada and the Steel Processing Louisville plant of $3.8 million and $1.0 million, respectively, as both of these facilities were impacted by the Transformation.

—

Interest expense decreased $4.6 million from the prior year due to lower average short-term borrowings, lower interest rates, and the redemption of $125.5 million of the then outstanding $145.0 million principal amount of 6.7% senior notes.

—

Equity in net income from the six unconsolidated affiliates of $15.1 million increased $4.1 million from the second quarter of fiscal 2009. The vast majority of the equity earnings were from WAVE, where our equity earnings of $11.6 million increased 2% from last year’s second quarter. In the prior year quarter, our Serviacero joint venture recorded a $3.2 million write-down of inventories, therefore reducing our equity earnings. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note H – Investments in Unconsolidated Affiliates” for more financial information on our unconsolidated affiliates.

—

Income tax expense of $7.2 million increased from a benefit of $43.8 million recognized in fiscal 2009. The current quarter expense of $7.2 million represents an estimated annual effective tax rate of 30.5% versus 0.6% in the prior year quarter. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings (loss) attributable to controlling interest, as reflected in our consolidated statements of earnings. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income (loss) among the jurisdictions in which we do business. The significantly lower estimated annual effective tax rate for the first three months of fiscal 2009 occurred due to the fact that the income tax benefit associated with the Company’s domestic losses almost entirely offset the income tax expense on the Company’s foreign earnings.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$225.6	100.0%	$351.6	100.0%	$(126.0)
Cost of goods sold	191.5	84.9%	404.0	114.9%	(212.5)

Gross margin	34.1	15.1%	(52.4)	-14.9%	86.5
Selling, general and administrative expense	19.7	8.7%	19.0	5.4%	0.7
Restructuring and other expense (income)	(0.3)	-0.1%	0.5	0.1%	(0.8)

Operating income (loss)	$14.7	6.5%	$(71.9)	-20.4%	$86.6

Material cost	$152.2		$356.9		$(204.7)
Tons shipped (in thousands)	497		545		(48)

Net sales and operating income (loss) highlights were as follows:

—

Net sales decreased $126.0 million from the prior year to $225.6 million. Lower average selling prices, due to the lower base prices of hot-rolled steel compared to last year, decreased sales by $84.5 million. The remaining sales decline ($41.5 million) was due to fewer tons shipped. Direct tons were down due to unfavorable automotive and construction markets, but some other end markets showed positive growth. Toll volumes decreased 4% in comparison to the prior year quarter, but increased 40% from the first quarter of fiscal 2010.

—

Operating income was $14.7 million for the quarter. This compared favorably to the $71.9 million loss reported last year when the rapid decline of steel pricing caused us to recognize a $56.9 million write-down of inventories to the lower of cost or market. The spread between average selling prices and material costs improved in the second quarter of fiscal 2010, boosting operating income by $23.9 million compared to last year’s quarter. Restructuring and other expense (income) was favorable in the current quarter due to the $1.0 million gain on the sale of the Louisville facility.

Metal Framing

The following table presents a summary of operating results for our Metal Framing segment for the periods indicated:

	Three Months Ended November 30,
Dollars in millions	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$80.6	100.0%	$180.4	100.0%	$(99.8)
Cost of goods sold	69.1	85.7%	220.7	122.3%	(151.6)

Gross margin	11.5	14.3%	(40.3)	-22.3%	51.8
Selling, general and administrative expense	11.3	14.0%	12.4	6.9%	(1.1)
Goodwill impairment	-	0.0%	96.9	53.7%	(96.9)
Restructuring and other expense (income)	(2.6)	-3.2%	4.4	2.4%	(7.0)

Operating income (loss)	$2.8	3.5%	$(154.0)	-85.4%	$156.8

Material cost	$44.2		$185.1		$(140.9)
Tons shipped (in thousands)	70		119		(49)

Net sales and operating income (loss) highlights were as follows:

—

Net sales decreased $99.8 million from the prior year to $80.6 million, as a 42% decline in volume and lower average selling prices reduced net sales by $74.1 million and $25.7 million, respectively. The decline was primarily due to the economic downturn and the lower market price of steel.

—

Operating income of $2.8 million was a significant improvement from the loss of $154.0 million reported last year. The prior year results included a $37.9 million adjustment for the write-down of inventories to the lower of cost or market, which was included in cost of goods sold, and a $96.9 million write-off of goodwill. Within restructuring and other expense (income), the current quarter includes a $3.8 million gain on the sale of the Metal Framing operations in Canada. Excluding these items, operating income increased from the prior year quarter due to improved spreads and expense reductions resulting from the Transformation Plan.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders segment for the periods indicated:

	Three Months Ended November 30,
(in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$104.9	100.0%	$142.4	100.0%	$(37.5)
Cost of goods sold	86.7	82.7%	112.0	78.7%	(25.3)

Gross margin	18.2	17.3%	30.4	21.3%	(12.2)
Selling, general and administrative expense	14.1	13.4%	10.2	7.2%	3.9

Operating income	$4.1	3.9%	$20.2	14.2%	$(16.1)

Material cost	$45.9		$67.8		$(21.9)
Units shipped (in thousands)	12,500		10,373		2,127

Net sales and operating income highlights were as follows:

—

Net sales of $104.9 million were down $37.5 million from the prior year second quarter. Unit volume for the segment increased 21%, and net sales increased $11.9 million due to the addition of high-volume, low-price products from the June acquisition of Piper and the September addition of SCI. However, the total revenue decline was attributable to significantly lower industrial and refrigerant gas cylinder volumes, and an overall decrease in volume and sales in the European markets.

—

Operating income decreased $16.1 million from last year to $4.1 million primarily due to the industrial and refrigerant gas cylinder volume declines discussed above. SG&A expense increased due to the acquisitions of Piper and SCI and increased legal fees.

Other

The “Other” category includes our Automotive Body Panels, Construction Services and Steel Packaging segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments. The following table presents a summary of operating results for the periods indicated:

	Three Months Ended November 30,
(in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$36.9	100.0%	$71.0	100.0%	$(34.1)
Cost of goods sold	33.5	90.8%	63.1	88.9%	(29.6)

Gross margin	3.4	9.2%	7.9	11.1%	(4.5)
Selling, general and administrative expense	3.0	8.1%	6.8	9.6%	(3.8)
Inpairment of long-lived assets	2.7	7.3%	-	0.0%	2.7
Restructuring and other expense	0.2	0.5%	7.1	10.0%	(6.9)

Operating loss	$(2.5)	-6.8%	$(6.0)	-8.5%	$3.5

Net sales and operating loss highlights were as follows:

—

Net sales fell $34.1 million from the second quarter of fiscal 2009 to $36.9 million for the second quarter of fiscal 2010. While all three business segments reported lower net sales, the majority of the decrease was attributable to weaker volumes in our Construction Services segment. All of these segments have been negatively affected by the economic downturn.

—

An operating loss of $2.5 million was $3.5 million less than last year’s operating loss of $6.0 million. Gross margin was down primarily due to lower volumes. This was almost entirely offset by lower restructuring charges. In the second quarter of fiscal 2010, our Steel Packaging segment recorded a $2.7 million impairment related to certain long-lived assets. SG&A expenses were lower than the second quarter of fiscal 2009 due to the recovery of bad debt and lower insurance reserves.

Six Months Year-to-Date - Fiscal 2010 Compared to Fiscal 2009

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
(in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$865.5	100.0%	$1,658.6	100.0%	$(793.1)
Cost of goods sold	749.1	86.6%	1,561.1	94.1%	(812.0)

Gross margin	116.4	13.4%	97.5	5.9%	18.9
Selling, general and administrative expense	98.1	11.3%	111.8	6.7%	(13.7)
Impairment of long-lived assets	2.7	0.3%	96.9	5.8%	(94.2)
Restructuring and other expense	1.0	0.1%	20.7	1.2%	(19.7)

Operating income (loss)	14.6	1.7%	(131.9)	-8.0%	146.5
Miscellaneous income (expense)	1.4	0.2%	(0.2)	0.0%	1.6
Interest expense	(4.6)	-0.5%	(12.1)	-0.7%	(7.5)
Equity in net income of unconsolidated affiliates	31.3	3.6%	36.0	2.2%	(4.7)
Income tax (expense) benefit	(10.5)	-1.2%	13.7	0.8%	24.2

Net earnings (loss)	32.2	3.7%	(94.5)	-5.7%	126.7
Net earnings attributable to noncontrolling interest	(2.3)	-0.3%	(1.5)	-0.1%	0.8

Net earnings (loss) attributable to controlling interest	$29.9	3.5%	$(96.0)	-5.8%	$125.9

Net earnings (loss) represent the results for our consolidated operations, including 100% of our consolidated joint venture, Spartan, of which we own 52%. The noncontrolling interest, or 48% of Spartan, is subtracted to arrive at net earnings attributable to controlling interest. For the first six months of fiscal 2010, these earnings were $29.9 million, compared to a loss of $96.0 million for the prior year six-month period. Results for the prior year reflected a strong first quarter and then a very weak second quarter as the recession emerged. The dramatic downturn in the economy and an unprecedented drop in steel prices led to reduced demand and a write-down of inventory and goodwill.

—

Net sales decreased $793.1 million from the prior year to $865.5 million. Lower volumes in all business segments decreased sales by $523.9 million, most notably in our Metal Framing and Steel Processing segments as demand declined dramatically in the construction and automotive sectors. Average selling prices decreased from the prior year due to the lower cost of steel, resulting in a decrease in sales of $269.2 million. The average market price of steel decreased from $970 per ton in the first six months of fiscal 2009 to $488 per ton in the first six months of the current fiscal year; a decline of 49.7%.

—

Gross margin increased $18.9 million from the prior year to $116.4 million. Lower sales volumes decreased gross margin by $112.0 million. The prior year period included a $94.8 million write-down of inventories to the lower of cost or market. Excluding this adjustment, the spread between average selling prices and material costs decreased gross margin by $13.7 million from the prior year. Lower manufacturing expense throughout the businesses increased gross margin by $48.4 million.

—	SG&A expense decreased $13.7 million from the prior year, primarily due to reduced compensation expense, as headcount declined, and recoveries and favorable adjustments to bad debt expense.

—

Impairment of long-lived assets totaled $96.9 million in the first six months of the prior year. These prior year charges related to a write-off of the goodwill associated with the Metal Framing business segment. The first six months of fiscal 2010 reflect a $2.7 million impairment of long-lived assets related to the Steel Packaging segment.

—

Restructuring and other expense (income) is comprised of the charges incurred through the Transformation effort. It includes severance, retirement and internal transformation team expense, as well as non-cash impairment losses and accelerated depreciation expense for impacted assets. The current year also includes the gains on the sales of the Metal Framing operations in Canada and the Steel Processing Louisville plant of $3.8 million and $1.0 million, respectively, as both of these facilities were impacted by the Transformation.

—

Interest expense decreased $7.5 million from the prior year due to lower average short-term borrowings, lower interest rates, and the redemption of $125.5 million of the then outstanding $145.0 million principal amount of 6.7% senior notes.

—

Equity in net income from the six unconsolidated affiliates of $31.3 million declined $4.7 million from the first six months of fiscal 2009. The vast majority of the equity earnings were from WAVE, where our equity earnings of $27.2 million declined 17%, or $5.4 million, from the prior year. In the prior year, our Serviacero joint venture recorded a $3.2 million write-down of inventories, therefore reducing our equity earnings. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note H – Investments in Unconsolidated Affiliates” for more financial information on our unconsolidated affiliates.

—

Income tax expense of $10.5 million increased from a benefit of $13.7 million recognized in fiscal 2009 due to the net loss for the six months ended November 30, 2008. The year to date expense represents an estimated annual effective tax rate of 30.5% versus 0.6% in the prior year. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings (loss) attributable to controlling interest, as reflected in our consolidated statements of earnings. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income (loss) among the jurisdictions in which we do business. The significantly lower estimated annual effective tax rate for the first six months of fiscal 2009 occurred due to the fact that the income tax benefit associated with the Company’s domestic losses almost entirely offset the income tax expense on the Company’s foreign earnings.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing segment for the periods indicated:

	Six Months Ended November 30,
(in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$407.1	100.0%	$811.5	100.0%	$(404.4)
Cost of goods sold	355.7	87.4%	792.7	97.7%	(437.0)

Gross margin	51.4	12.6%	18.8	2.3%	32.6
Selling, general and administrative expense	35.7	8.8%	45.7	5.6%	(10.0)
Restructuring and other expense	0.2	0.0%	0.5	0.1%	(0.3)

Operating income (loss)	$15.5	3.8%	$(27.4)	-3.4%	$42.9

Material cost	$282.3		$687.8		$(405.5)
Tons shipped (in thousands)	898		1,297		(399)

Net sales and operating income (loss) highlights were as follows:

—

Net sales decreased $404.4 million from the prior year to $407.1 million. Unfavorable economic conditions continued to weaken demand in all customer groups, causing a 31% reduction in volume from the prior year and a $233.9 million decrease in net sales. With the cost of steel falling from record highs in the year ago first quarter, our average selling prices also declined and lowered net sales on a year to date basis by $170.5 million.

—

Operating income of $15.5 million for the first six months of fiscal 2010 compared favorably to the $27.4 million loss reported last year. The prior year period included a $56.9 million write-down of inventories to the lower of cost or market, included in cost of goods sold. A lower spread between average selling prices and material costs decreased operating income by $8.7 million. Partially offsetting this decrease was a $10.0 million reduction in SG&A expense resulting from lower bad debt expense and lower compensation expense, due to reduced headcount and lower profit sharing and bonuses. Restructuring and other expense was reduced in the current period due to a gain on the sale of the Louisville facility of $1.0 million.

Metal Framing

The following table presents a summary of operating results for our Metal Framing segment for the periods indicated:

	Six Months Ended November 30,
(in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$176.0	100.0%	$413.3	100.0%	$(237.3)
Cost of goods sold	153.5	87.2%	414.1	100.2%	(260.6)

Gross margin	22.5	12.8%	(0.8)	-0.2%	23.3
Selling, general and administrative expense	23.0	13.1%	29.6	7.2%	(6.6)
Impairment of long-lived assets	-	0.0%	96.9	23.4%	(96.9)
Restructuring and other expense	1.0	0.6%	5.7	1.4%	(4.7)

Operating loss	$(1.5)	-0.9%	$(133.0)	-32.2%	$131.5

Material cost	$102.8		$337.9		$(235.1)
Tons shipped (in thousands)	153		271		(118)

Net sales and operating loss highlights were as follows:

—

Net sales decreased $237.3 million from the prior year to $176.0 million, as a 44% decline in volume and lower average selling prices reduced net sales by $177.5 million and $59.8 million, respectively. The decline in volume was primarily due to the economic downturn.

—

An operating loss of $1.5 million was a significant improvement from the loss of $133.0 million reported last year. The prior year included a $37.9 million write-down of inventory to the lower of cost or market, unfavorably impacting cost of goods sold, and a $96.9 million write-off of goodwill, as recorded in impairment of long-lived assets. The spread between average selling prices and material costs decreased $10.7 million compared to the first six months of fiscal 2009. Within restructuring and other expense, the current period included a $3.8 million gain on the sale of our Metal Framing operations in Canada.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders segment for the periods indicated:

	Six Months Ended November 30,
(in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$206.2	100.0%	$290.8	100.0%	$(84.6)
Cost of goods sold	168.8	81.9%	229.2	78.8%	(60.4)

Gross margin	37.4	18.1%	61.6	21.2%	(24.2)
Selling, general and administrative expense	27.1	13.1%	22.8	7.8%	4.3
Restructuring and other expense	0.3	0.1%	-	0.0%	0.3

Operating income	$10.0	4.8%	$38.8	13.3%	$(28.8)

Material cost	$91.7		$137.8		$(46.1)
Units shipped (in thousands)	26,420		22,520		3,900

Net sales and operating income highlights were as follows:

—

Net sales of $206.2 million decreased $84.6 million from the first six months of fiscal 2009. Unit volume for the segment increased 17%, and net sales increased $17.9 million due to the addition of high-volume, low-price products from the June acquisition of Piper and the September addition of SCI. However, the total revenue decline was attributable to significantly lower industrial and refrigerant gas cylinder volumes and an overall decrease in volume and sales in the European markets.

—

Operating income decreased $28.8 million from last year to $10.0 million primarily due to the industrial and refrigerant gas cylinder volume declines discussed above. SG&A expense increased due to the acquisitions of Piper and SCI, and increased legal fees.

Other

The “Other” category includes our Automotive Body Panels, Construction Services and Steel Packaging segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the business segments. The following table presents a summary of operating results for the periods indicated:

	Six Months Ended November 30,
(in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$76.1	100.0%	$143.0	100.0%	$(66.9)
Cost of goods sold	71.0	93.3%	125.1	87.5%	(54.1)

Gross margin	5.1	6.7%	17.9	12.5%	(12.8)
Selling, general and administrative expense	12.3	16.2%	13.5	9.4%	(1.2)
Impairment of long-lived assets	2.7	3.5%	-	0.0%	2.7
Restructuring and other expense (income)	(0.5)	-0.7%	14.6	10.2%	(15.1)

Operating loss	$(9.4)	-12.4%	$(10.2)	-7.1%	$(0.8)

Net sales and operating loss highlights were as follows:

—

Net sales fell $66.9 million from the first six months of fiscal 2009 to $76.1 million for the first six months of fiscal 2010. While all three business segments reported lower net sales, the majority of the decrease was attributable to weaker volumes in our Construction Services and Automotive Body Panels segments. Both of these segments have been negatively affected by the economic downturn.

—

The operating loss of $9.4 million was $0.8 million less than in the prior year as the lower volumes and spread mentioned previously were more than offset by lower restructuring charges. In addition, the second quarter of fiscal 2010 included a $2.7 million impairment related to certain long-lived assets in our Steel Packaging segment. See “Item 1.—Financial Statements—Notes to Consolidated Financial Statements—Note I—Goodwill and Other Long-Lived Assets” for additional information regarding the current year impairment.

Liquidity and Capital Resources

During the six month period ended November 30, 2009, we generated cash from operating activities of $134.1 million, received $14.5 million from the sale of assets and reduced net borrowing by $63.3 million. This reduction in net borrowing was achieved while we also paid $15.8 million in dividends, made $21.0 million of capital expenditures, completed acquisitions requiring $34.1 million and increased our cash position by $13.1 million. The following table is a summary of our consolidated cash flows on a year-to-date basis:

	Six Months Ended November 30,
(in millions)	2009	2008
Net cash provided by operating activities	$134.1	$79.0
Net cash used by investing activities	(40.3)	(68.3)
Net cash used by financing activities	(80.7)	(58.0)

Increase (decrease) in cash and cash equivalents	13.1	(47.3)
Cash and cash equivalents at beginning of period	56.3	73.8

Cash and cash equivalents at end of period	$69.4	$26.5

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

During the first six months of fiscal 2010, net cash provided by operating activities increased $55.1 million from the same period of fiscal 2009, largely as a result of an increase in cash generated by an increase in net income. This impact from increased net income was offset somewhat by a smaller decrease in working capital, including the absence in fiscal 2010 of the inventory write-down incurred in the same period of fiscal 2009.

We review our receivables on an ongoing basis to ensure they are properly valued. Based on this review, we believe our reserve for doubtful accounts is sized appropriately. The reserve for doubtful accounts has decreased approximately $4.3 million during the first six months of fiscal 2010. This reduction is largely a result of reduced risk related to large automotive customers that have emerged from bankruptcy, as well as a settlement reached regarding another large, specifically-reserved customer balance. However, if the economic environment and market conditions do not improve, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

As noted above, while an economic slowdown adversely affects sales, it generally decreases working capital needs. We will continue to adjust operating activities and cash needs based on economic conditions and their impact on our markets and businesses.

Investing Activities

Net cash used by investing activities decreased $28.0 million during the first six months of fiscal 2010, compared to the same period of fiscal 2009. In fiscal 2010, we have had lower acquisition and investment outlays, as well as a decrease in capital spending. The aggregate price paid for the acquisitions of the assets of Piper and membership interests of SCI in fiscal 2010 was less than the aggregate price of the acquisitions of the assets of the Sharon Companies and Laser Products in fiscal 2009; and, capital spending was reduced, largely based on the status of projects underway and an effort by management to reduce spending in this area. Additionally, the sale of assets in first six months of fiscal 2010 generated increased cash flows from investing activities, when compared to the same period in fiscal 2009. This was largely a result of the sale of our Metal Framing operations in Canada.

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

Financing Activities

Net cash used by financing activities increased by $22.7 million during the first six months of fiscal 2010, when compared to the same period of fiscal 2009. This change was primarily due to a net decrease in overall borrowings of $63.3 million in fiscal 2010, versus a $17.6 million net decrease in the prior year. That impact was partially offset by lower common share repurchases and lower dividend payments in fiscal 2010.

Our credit ratings at November 30, 2009 were unchanged from those reported as of May 31, 2009, and were recently re-affirmed.

Long-term debt – As of November 30, 2009, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

On June 12, 2009, we redeemed $118.5 million of the then $138.0 million outstanding 6.70% notes due December 1, 2009 (“Notes”). The consideration paid for the Notes was $1,025 per $1,000 principal amount of Notes, plus accrued and unpaid interest. The repurchase was funded by a combination of cash on hand and borrowings under existing credit facilities in an effort to reduce interest expense. The remainder of the Notes became due and was paid from general cash of the Company, subsequent to November 30, 2009.

Short-term debt – We maintain a $435.0 million five-year revolving credit facility, which expires in May 2013, except for a $35.0 million commitment by one lender, which expires in September 2010. We were in compliance with our short-term debt covenants at November 30, 2009. Our short-term debt agreements do not include ratings triggers or material adverse change provisions. Current borrowings under this revolving credit facility have maturities of less than one year and given that we intend to repay them within the next year, they have been classified as notes payable. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At November 30, 2009, borrowings under the revolving credit facility bore interest at rates based on LIBOR. We had $378.8 million available to us under this facility at November 30, 2009, compared to $434.0 million available to us at May 31, 2009.

Our most restrictive debt covenants require us to maintain an interest coverage ratio (adjusted EBITDA divided by interest expense, on a trailing 12-month basis) of at least 3.25 times and a consolidated indebtedness to capitalization ratio of not more than 55%. These covenants are tested at the end of each fiscal quarter. At November 30, 2009, the interest coverage ratio was 10.62 times and the consolidated indebtedness to capitalization ratio was 26%.

We also have a $100.0 million revolving trade accounts receivable securitization facility (the “AR Facility”), of which $60.0 million was utilized at November 30, 2009 and at May 31, 2009. See the description that follows under “Off-Balance Sheet Arrangements.” The AR Facility is backed by a committed liquidity facility that expires during January 2011.

We provided $8.3 million in letters of credit for third-party beneficiaries as of November 30, 2009. The letters of credit secure potential obligations to certain bond and insurance providers. These letters can be drawn at any time at the option of the beneficiaries.

Common shares – Worthington Industries’ Board of Directors declared quarterly dividends of $0.17 per common share in fiscal 2009, until reducing the dividend declared in the fourth quarter of fiscal 2009 to $0.10 per common share, which remained unchanged for the first and second quarters of fiscal 2010. Dividends paid on our common shares totaled $15.8 million and $26.9 million in the first six months of fiscal 2010 and the first six months of fiscal 2009, respectively. We currently have no material contractual or regulatory restrictions on the payment of dividends.

On September 26, 2007, Worthington announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of November 30, 2009. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. No common share repurchases were made during the first six months of fiscal 2010. During the first six months of fiscal 2009, we spent $12.4 million on common share repurchases.

Dividend Policy

Dividends are declared at the discretion of our Board of Directors. Quarterly, the Board of Directors establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that dividend payments will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our Annual Report on Form 10-K for fiscal 2009 (“2009 Form 10-K”), other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements - NOTE M – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q. Refer to that note for additional information.

Off-Balance Sheet Arrangements

We maintain a $100.0 million revolving trade accounts receivable securitization facility, which expires in January 2011. The AR Facility has been available throughout fiscal 2010 to date, and was available throughout fiscal 2009. Transactions under the AR Facility have been accounted for as a sale. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under the AR Facility are excluded from accounts receivable in the consolidated financial statements. As of November 30, 2009, the pool of eligible accounts receivable was $100.0 million, and $60.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2009, the Company was party to an operating lease for an aircraft in which the Company has guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15.5 million at November 30, 2009. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

Recently Issued Accounting Standards

On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of fiscal 2010.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. The adoption of this standard in the fourth quarter of fiscal 2010 will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact amounts within our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this statement effective June 1, 2010.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this amendment effective June 1, 2010.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2009 Form 10-K.

We review our receivables on an ongoing basis to ensure they are properly valued. Based on this review, we believe our reserve for doubtful accounts is sized appropriately. The reserve for doubtful accounts has decreased approximately $4.3 million during the first six months of fiscal 2010. This reduction is largely a result of reduced risk related to large automotive customers that have emerged from bankruptcy, as well as a settlement reached regarding another large, specifically-reserved customer balance. However, if the economic environment and market conditions do not improve, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. To ensure that inventory is not stated above the current market value requires the significant use of estimates to determine the replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. While we have not incurred any significant inventory write-down charges during the first six months of fiscal 2010, we continue to perform these inventory valuation reviews on at least a quarterly basis, with concentration on those business segments more heavily impacted by market prices of steel. These analyses take into account current pricing structures, as well as known or anticipated future movements in the market, and are performed at levels consistent with other asset evaluations, taking into account inventory mix and operating units’ interdependencies with regards to utilization of inventory.

We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. As of November 30, 2009, and May 31, 2009, we had deferred $9.3 million of revenue related to pricing disputes.

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

Due to continued deterioration in business and market conditions impacting our Metal Framing, Construction Services and Steel Packaging business segments during the second quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were subsequently tested for impairment during the quarter ended November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

Excluding the separate analysis relating to restructuring efforts impacting the Joliet, Illinois Metal Framing facility, as described in “NOTE J – Restructuring,” the sum of the undiscounted future cash flows related to each Metal Framing and Construction Services asset group was more than the net book value for each of the asset groups. Therefore, outside of that discussed within “NOTE J – Restructuring,” there was no impairment loss at November 30, 2009 in these business segments.

The sum of the undiscounted future cash flows related to the Steel Packaging asset group was less than the net book value for the asset group. Therefore, an impairment loss was recognized at November 30, 2009 in the amount of $2.7 million. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at November 30, 2009. The assets’ fair values were determined based on market prices for similar assets.

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

During the quarter ended November 30, 2009, we tested the value of the goodwill balances in the Construction Services business segment, as weakness in the construction market continued and our customers’ financing challenges caused delays in several expected projects. Carrying value of goodwill related to the Construction Services business segment was $24.7 million at November 30, 2009. For the test, we have assumed the revenue growth rate would range from 5% to 15%, after a significant decrease in revenue for fiscal 2010. In the near term, we expect a higher average rate due to pent-up demand and growth in the market share of our Construction Services business segment. Growth is then estimated to slow to 5% in the latter years of the forecast. The revenue growth rates for fiscal periods subsequent to fiscal 2010 used in our analysis as of May 31, 2009 were 5% to 7.5%, and were changed to reflect the expected recovery from more depressed levels of business. We set the discount rate at 14%, which represents an increase, reflecting a market based increase in risk, over the 12% used in the fiscal 2009 annual testing. Based on this test, there was no indication of impairment for the associated goodwill balances. The margin of excess fair value over net book value was $11.8 million, or 21%, at November 30, 2009. However, it is reasonably likely that any significant continued decline in the construction market could result in impairment. The sensitivity of this estimate is such that a 1% increase in the discount rate used reduces the calculated fair value by $7.7 million. A 1% decrease in the discount rate used increases the calculated fair value by $9.4 million. A 1% change in sales has an impact of plus or minus $1.3 million on the fair value calculation. Other changes in the assumptions underlying the fair value estimate, including those beyond the control of management, could have a significant future impact on the impairment assessment of the goodwill balances within the Construction Services business segment. Management continues to assess the business, as well as market and industry factors impacting the business, in order to determine the appropriate course of action going forward.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2009). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2009) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2009:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2009	-	-	-	8,449,500
October 1-31, 2009	-	-	-	8,449,500
November 1-30, 2009	-	-	-	8,449,500

Total	-	-	-

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of November 30, 2009. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

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

WORTHINGTON INDUSTRIES, INC.

Date: January 11, 2010	By:	/s/ B. Andrew Rose
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