Form 10-Q
period 2010-02-28
WORTHINGTON INDUSTRIES INC
filed 2010-04-08
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. On March 31, 2010, the number of Common Shares issued and outstanding was 79,254,092.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipated,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

—	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strength, debt, financial condition or other financial measures;
—	projected working capital needs;
—	demand trends for the Company or its markets;
—	pricing trends for raw materials and finished goods and the impact of pricing changes;
—	anticipated capital expenditures and asset sales;
—	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain;
—	projected timing, results, benefits, costs, charges and expenditures related to acquisitions, head count reductions and facility dispositions, shutdowns and consolidations;
—	the alignment of operations with demand;
—	the ability to operate profitably and generate cash in down markets;
—	the ability to capture and maintain margins and market share and to develop or take advantage of future opportunities, new products and markets;
—	expectations for Company and customer inventories, jobs and orders;
—	expectations for the economy and markets or improvements in the economy or markets;
—	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
—	expectations for improving earnings, margins or shareholder value;
—	effects of judicial rulings; and
—	other non-historical matters.

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
—

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor issues, acts of war or terrorist activities or other causes;

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 28,	May 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,693	$56,319
Receivables, less allowances of $8,013 and $12,470 at February 28, 2010 and May 31, 2009	200,149	182,881
Inventories:
Raw materials	145,297	141,082
Work in process	87,263	57,612
Finished products	89,312	71,878

Total inventories	321,872	270,572
Income taxes receivable	15,459	29,749
Assets held for sale	2,652	707
Deferred income taxes	26,715	24,868
Prepaid expenses and other current assets	31,437	33,839

Total current assets	652,977	598,935

Investments in unconsolidated affiliates	109,126	100,395
Goodwill	81,721	101,343
Other intangible assets, net of accumulated amortization of $16,803 and $15,328 at February 28, 2010 and May 31, 2009	24,013	23,642
Other assets	13,832	18,009
Property, plant and equipment, net	521,304	521,505

Total assets	$1,402,973	$1,363,829

Liabilities and equity
Current liabilities:
Accounts payable	$216,829	$136,215
Notes payable	120,000	980
Accrued compensation, contributions to employee benefit plans and related taxes	41,130	34,503
Dividends payable	7,926	7,916
Other accrued items	41,408	49,488
Income taxes payable	-	4,965
Current maturities of long-term debt	3	138,013

Total current liabilities	427,296	372,080

Other liabilities	68,709	65,400
Long-term debt	100,400	100,400
Deferred income taxes	73,098	82,986

Total liabilities	669,503	620,866

Shareholders’ equity - controlling interest	697,185	706,069
Noncontrolling interest	36,285	36,894

Total equity	733,470	742,963

Total liabilities and equity	$1,402,973	$1,363,829

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net sales	$451,113	$501,125	$1,316,621	$2,159,697
Cost of goods sold	393,399	461,204	1,142,474	2,022,293

Gross margin	57,714	39,921	174,147	137,404

Selling, general and administrative expense	57,519	47,778	155,642	159,520
Impairment of long-lived assets	32,706	-	35,409	96,943
Restructuring and other expense	2,775	16,309	3,740	36,997

Operating loss	(35,286)	(24,166)	(20,644)	(156,056)
Other income (expense):
Miscellaneous income (expense)	(134)	(1,146)	1,236	(1,336)
Gain on sale of investment in Aegis	-	8,331	-	8,331
Interest expense	(1,889)	(4,289)	(6,448)	(16,408)
Equity in net income of unconsolidated affiliates	14,560	3,814	45,842	39,857

Earnings (loss) before income taxes	(22,749)	(17,456)	19,986	(125,612)
Income tax expense (benefit)	(6,650)	(21,191)	3,872	(34,879)

Net earnings (loss)	(16,099)	3,735	16,114	(90,733)
Net earnings attributable to noncontrolling interest	1,641	2,181	3,930	3,743

Net earnings (loss) attributable to controlling interest	$(17,740)	$1,554	$12,184	$(94,476)

Average common shares outstanding - basic	79,146	78,856	79,102	78,892

Earnings (loss) per share attributable to controlling interest - basic	$(0.22)	$0.02	$0.15	$(1.20)

Average common shares outstanding - diluted	79,146	78,856	79,116	78,892

Earnings (loss) per share attributable to controlling interest - diluted	$(0.22)	$0.02	$0.15	$(1.20)

Common shares outstanding at end of period	79,175	78,892	79,175	78,892

Cash dividends declared per share	$0.10	$0.17	$0.30	$0.51

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Operating activities
Net earnings (loss) attributable to controlling interest	$(17,740)	$1,554	$12,184	$(94,476)
Adjustments to reconcile net earnings (loss) attributable to controlling interest to net cash provided (used) by operating activities:
Depreciation and amortization	16,103	15,848	48,431	48,227
Impairment of long-lived assets	32,706	-	35,409	96,943
Restructuring charges, non-cash	147	4,665	3,247	7,611
Provision for deferred income taxes	(4,870)	26,876	(6,173)	(23,296)
Equity in net income of unconsolidated affiliates, net of distributions	(2,090)	29,085	(6,248)	21,543
Net earnings attributable to noncontrolling interest	1,641	2,181	3,930	3,743
Net loss (gain) on sale of assets	(115)	502	(4,407)	512
Stock-based compensation	1,254	1,448	3,404	4,051
Excess tax benefits - stock-based compensation	-	-	-	(355)
Gain on acquisitions and sales of subsidiary investments	-	(8,331)	(891)	(8,331)
Changes in assets and liabilities:
Receivables	(16,114)	122,679	(13,793)	202,125
Inventories	(31,438)	94,334	(22,040)	234,620
Prepaid expenses and other current assets	(2,536)	(22,821)	17,399	(28,558)
Other assets	112	244	296	899
Accounts payable and accrued expenses	8,053	(132,011)	47,109	(245,202)
Other liabilities	767	(11,567)	2,124	(16,375)

Net cash provided (used) by operating activities	(14,120)	124,686	119,981	203,681

Investing activities
Investment in property, plant and equipment, net	(5,638)	(19,256)	(26,592)	(49,495)
Acquisitions, net of cash acquired	(30,100)	(150)	(64,164)	(40,375)
Distributions from (investments in) unconsolidated affiliates, net	(568)	6,680	(304)	3,542
Proceeds from sale of assets	185	2,101	14,663	5,559
Proceeds from sale of investments in unconsolidated affiliates	-	22,195	-	24,045

Net cash provided (used) by investing activities	(36,121)	11,570	(76,397)	(56,724)

Financing activities
Net proceeds from (payments on) short-term borrowings	63,779	(118,139)	119,020	(135,525)
Principal payments on long-term debt	(19,459)	(4)	(138,010)	(252)
Proceeds from issuance of common shares	720	785	2,060	2,528
Excess tax benefits - stock-based compensation	-	-	-	355
Dividends paid to noncontrolling interest	(1,619)	-	(4,539)	(3,216)
Repurchase of common shares	-	-	-	(12,402)
Dividends paid	(7,928)	(13,398)	(23,741)	(40,274)

Net cash provided (used) by financing activities	35,493	(130,756)	(45,210)	(188,786)

Increase (decrease) in cash and cash equivalents	(14,748)	5,500	(1,626)	(41,829)
Cash and cash equivalents at beginning of period	69,441	26,443	56,319	73,772

Cash and cash equivalents at end of period	$54,693	$31,943	$54,693	$31,943

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended February 28, 2010 and February 28, 2009

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three and nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010 (“fiscal 2010”). Certain prior year amounts have been reclassified to conform to the fiscal 2010 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (“fiscal 2009”) of Worthington Industries, Inc.

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

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. The adoption of this standard in the fourth quarter of fiscal 2010 will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact amounts within our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. While we believe, based on current terms and conditions of related agreements, that the adoption of this amendment will result in recognition on the consolidated balance sheets of our trade accounts receivable securitization facility (see “NOTE M – Debt and Receivables Securitization” for details regarding this facility), we continue to evaluate our options and the full impact of adopting this amendment effective June 1, 2010.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this amendment effective June 1, 2010.

Effective August 31, 2009, we adopted guidance issued in May 2009 by the FASB, which established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. That guidance requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. During February 2010, and effective immediately upon issuance, the FASB amended that guidance. As a result, the Company is no longer required to, and does not, disclose the date through which subsequent events have been evaluated.

NOTE B – Segment Operations

During the fiscal quarter ended February 28, 2010, we made certain organizational changes that impacted the internal reporting and management structure of our previously reported Construction Services operating segment. This operating segment consisted of the Worthington Integrated Building Systems (“WIBS”) business unit, which included the Mid-Rise Construction, Military Construction and Stairs businesses. As a result of continued challenges facing those businesses, the interaction between those businesses and other operations within the Company and other industry factors, management responsibilities and internal reporting were re-aligned and separated for those entities within WIBS. Operational strategies have also been modified for these businesses, in order to reduce redundancy and competition within the consolidated Company. While the composition of the Company’s reportable segments is unchanged from this development (see description within “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of the Annual Report on Form 10-K for fiscal 2009 of Worthington Industries, Inc. for a full description of the reportable segments), the level of aggregation within the Other category for segment reporting purposes is impacted, as are the identified reporting units used for testing of potential goodwill impairment. Subsequent to this change, and as of February 28, 2010, the Other category, for purposes of reporting segment financial information, continues to include Mid-Rise Construction, Military Construction and Stairs. However, those operating units are no longer combined together as the Construction Services operating segment, but are each separate and distinct operating segments, as well as separate reporting units.

During the quarter ended February 28, 2010, prior to the separation of those businesses formerly comprising the Construction Services operating segment and as a result of many of the same factors leading to that change, as described above, we again tested the value of the goodwill balances in the then Construction Services operating segment, after having tested the long-lived assets, including intangible assets with finite useful lives, for impairment. See “NOTE I – Goodwill and Other Long-Lived Assets” for additional details of that testing and the resulting impairments, which are included within the Other category in the tables below.

Summarized financial information for our reportable segments is shown in the following tables:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2010	2009	2010	2009
Net sales
Steel Processing	$232,219	$192,471	$639,362	$1,003,950
Metal Framing	67,517	137,210	243,529	550,495
Pressure Cylinders	116,538	117,531	322,771	408,330
Other	34,839	53,913	110,959	196,922

Consolidated	$451,113	$501,125	$1,316,621	$2,159,697

Operating income (loss)
Steel Processing	$7,465	$(18,643)	$23,008	$(46,097)
Metal Framing	(9,087)	(6,049)	(10,565)	(139,071)
Pressure Cylinders	4,095	13,136	14,072	51,958
Other	(37,759)	(12,610)	(47,159)	(22,846)

Consolidated	$(35,286)	$(24,166)	$(20,644)	$(156,056)

Pre-tax impairment of long-lived assets and restructuring and other expense
Steel Processing	$286	$2,606	$461	$3,079
Metal Framing	2,014	5,854	2,995	108,447
Pressure Cylinders	12	-	307	7
Other	33,169	7,849	35,386	22,407

Consolidated	$35,481	$16,309	$39,149	$133,940

(in thousands)	February 28, 2010	May 31, 2009
Total assets
Steel Processing	$601,876	$469,701
Metal Framing	186,923	226,285
Pressure Cylinders	403,210	355,717
Other	210,964	312,126

Consolidated	$1,402,973	$1,363,829

NOTE C – Comprehensive Income

The following table summarizes the allocation of total comprehensive income (loss) between controlling and noncontrolling interests for the three and nine month periods ended February 28, 2010:

	Three Months Ended February 28, 2010			Nine Months Ended February 28, 2010
(in thousands)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Net earnings (loss)	$(17,740)	$1,641	$(16,099)	$12,184	$3,930	$16,114
Other comprehensive income (loss):
Foreign currency translation	(10,269)	-	(10,269)	(4,465)	-	(4,465)
Cash flow hedges	1,230	-	1,230	(438)	-	(438)
Pension liability adjustment	265	-	265	2,277	-	2,277

Total comprehensive income (loss)	$(26,514)	$1,641	$(24,873)	$9,558	$3,930	$13,488

The following table summarizes the allocation of total comprehensive income (loss) between controlling and noncontrolling interests for the three and nine month periods ended February 28, 2009:

	Three Months Ended February 28, 2009			Nine Months Ended February 28, 2009
(in thousands)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Net earnings (loss)	$1,554	$2,181	$3,735	$(94,476)	$3,743	$(90,733)
Other comprehensive income (loss):
Foreign currency translation	(2,281)	-	(2,281)	(25,424)	(1,874)	(27,298)
Cash flow hedges	593	(29)	564	(5,450)	(772)	(6,222)
Pension liability adjustment	(1,109)	-	(1,109)	(1,109)	-	(1,109)

Total comprehensive income (loss)	$(1,243)	$2,152	$909	$(126,459)	$1,097	$(125,362)

NOTE D – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the nine months ended February 28, 2010:

	Controlling Interest				Noncontrolling Interest	Total
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income, Net of Tax	Retained Earnings	Total
Balance at May 31, 2009	$183,051	$4,457	$518,561	$706,069	$36,894	$742,963
Comprehensive income (loss)*	-	(2,626)	12,184	9,558	3,930	13,488
Common shares issued	1,905	-	-	1,905	-	1,905
Stock-based compensation	3,404	-	-	3,404	-	3,404
Dividends paid to noncontrolling interest	-	-	-	-	(4,539)	(4,539)
Cash dividends declared	-	-	(23,751)	(23,751)	-	(23,751)

Balance at February 28, 2010	$188,360	$1,831	$506,994	$697,185	$36,285	$733,470

*	The allocation of the components of comprehensive income (loss) attributable to controlling and noncontrolling interests is disclosed in “NOTE C – Comprehensive Income.”

NOTE E – Stock-Based Compensation

During the nine months ended February 28, 2010, we granted non-qualified stock options covering an aggregate of 982,875 common shares under our stock-based compensation plans. The weighted average option price of $13.33 per share reflects the weighted average market price of the underlying common shares at the respective grant dates. The weighted average fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the respective grant dates, was $4.85 per share. The calculated, pre-tax, stock-based compensation expense for these stock options, after an estimate for forfeitures, is $3,929,000, which will be recognized on a straight-line basis over the vesting period of the stock options. The following weighted average assumptions were used to value the stock options:

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

NOTE F – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2010	2009	2010	2009
Defined benefit plans:
Service cost	$208	$218	$625	$669
Interest cost	354	326	1,065	991
Expected return on plan assets	(222)	(306)	(665)	(917)
Net amortization and deferral	63	55	190	165

Net pension cost of defined benefit plans	$403	$293	$1,215	$908

We anticipate total contributions of approximately $982,000 to our defined benefit plans in fiscal 2010, of which approximately $855,000 had been made as of February 28, 2010.

NOTE G – Income Taxes

The effective income tax rates reflected in the consolidated statements of earnings for the three and nine months ended February 28, 2010 were 29.2% and 19.4%, respectively. The effective income tax rate associated with the loss for the three months ended February 28, 2010 was different than the United States federal statutory income tax rate as a result of impacts that include, but are not limited to, having results from foreign operations taxed at lower foreign income tax rates, the cumulative impact of adjusting the expected annual effective income tax rate (excluding discrete items) and the nature of the income attributable to noncontrolling interests as not taxable to Worthington. The effective income tax rate associated with the earnings for the nine months ended February 28, 2010 also differed from the United States federal statutory income tax rate as a result of the items discussed above, in addition to the impact from the realization of a non-taxable gain on the sale of our Metal Framing operations in Canada.

The effective income tax rates reflected in the consolidated statements of earnings for the three and nine months ended February 28, 2009 were 121.4% and 27.8%, respectively. The effective income tax rate associated with the loss for the three months ended February 28, 2009 was different than the United States federal statutory income tax rate as a result of impacts that include, but are not limited to, having results from foreign operations taxed at lower foreign income tax rates, the cumulative impact of adjusting the expected annual effective income tax rate (excluding discrete items) and the nature of the income attributable to noncontrolling interests as not taxable to Worthington. The effective income tax rate associated with the loss for the nine months ended February 28, 2009 also differed from the United States federal statutory income tax rate as a result of the items discussed above, in addition to the impact from the non-deductible portion of the impairment of the goodwill of the Metal Framing segment.

NOTE H – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that are not controlled, either through majority ownership or otherwise, are accounted for using the equity method. At February 28, 2010, these equity investments, and the percentage interest owned, consisted of: Worthington Armstrong Venture (“WAVE”) (50%), TWB Company, L.L.C. (45%), Worthington Specialty Processing (“WSP”) (51%), Serviacero Planos, S.A. de C.V. (50%), LEFCO Worthington, LLC (49%), DMFCWBS, LLC (the “Clark JV”) (50%), and Samuel Steel Pickling Company (31%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

On August 12, 2009, we joined with ClarkWestern Building Systems, Inc., to create the Clark JV. We contributed certain intangible assets and committed to pay a portion of certain costs and expenses in return for 50% of the units and voting power of the joint venture. The purpose of the joint venture is to develop, test and obtain approvals for metal framing stud designs, as well as to develop, own and license intellectual property related to such designs. The Clark JV will not manufacture or sell any products, but will license its designs to its members and possibly to third parties. The joint venture is accounted for using the equity method of accounting, as both parties have equal voting rights and control.

As further discussed in “NOTE K – Acquisitions,” Worthington acquired certain assets from Gibraltar Industries, Inc. and subsidiaries (“Gibraltar”) on February 1, 2010. Included in the assets acquired was a 31.25% partnership interest in Samuel Steel Pickling Company, a joint venture which operates a steel pickling facility in Twinsburg, Ohio. The joint venture is accounted for using the equity method of accounting, as the Company does not have a controlling financial interest in the joint venture.

We received distributions from unconsolidated affiliates totaling $39,970,000 during the nine months ended February 28, 2010. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount within other liabilities on the consolidated balance sheet of $18,686,000 at February 28, 2010. During the nine months ended February 28, 2010 and 2009, the distributions received from WAVE in excess of the Company’s cumulative equity in the earnings of that joint venture were $375,000 and $6,680,000, respectively. Those cash flows are included in investing activities in the consolidated statements of cash flows due to the nature of the distributions as returns of investment, rather than returns on investment.

Combined financial information for the unconsolidated affiliates is summarized in the following table:

(in thousands)	February 28, 2010	May 31, 2009
Cash	$73,615	$72,103
Other current assets	175,927	165,615
Noncurrent assets	173,244	167,779

Total assets	$422,786	$405,497

Current liabilities	$69,155	$57,995
Long-term debt	151,976	150,596
Other noncurrent liabilities	10,821	24,373
Equity	190,834	172,533

Total liabilities and equity	$422,786	$405,497

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2010	2009	2010	2009
Net sales	$169,569	$134,315	$505,065	$574,960
Gross margin	41,222	23,052	131,756	143,169
Depreciation and amortization	2,556	2,976	7,968	11,056
Interest expense	356	955	1,088	2,957
Income tax expense (benefit)	1,264	(2,855)	2,225	7,330
Net earnings	29,727	5,533	89,636	85,252

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

Due to continued deterioration in business and market conditions impacting the Steel Packaging operating segment during the second quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for certain long-lived assets. Therefore, those long-lived assets were tested for impairment during the quarter ended November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

The sum of the undiscounted future cash flows related to the Steel Packaging asset group was less than the net book value for the asset group. Therefore, an impairment loss was recognized at November 30, 2009 in the amount of $2,703,000. The impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings for the nine months ended February 28, 2010, and was based on the excess of the assets’ carrying amounts over their respective fair values at November 30, 2009.

Due to continued deterioration in business and market conditions impacting our Metal Framing operating segment and the then Construction Services operating segment during the third quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the quarter ended February 28, 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

The sum of the undiscounted future cash flows related to the Metal Framing asset group was more than the net book value for the asset group. Therefore, there was no impairment loss at February 28, 2010 in the Metal Framing operating segment, other than that described at “NOTE L – Fair Value.”

The sum of the undiscounted future cash flows related to an identified asset group within the Construction Services operating segment (as previously reported and discussed within “NOTE B – Segment Operations”) was less than the net book value for the asset group. Therefore, an impairment loss was recognized during the fiscal quarter ended February 28, 2010 in the amount of $8,055,000. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at February 28, 2010.

We test our goodwill balances for impairment annually, during the fourth quarter, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. We test goodwill at the operating segment level as we have determined that the characteristics of the components within each operating segment are similar and allow for their aggregation to the operating segment level for testing purposes. The test consists of determining the fair value of the operating segments, using discounted cash flows, and comparing the result to the carrying values of the operating segments. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment would be determined by establishing the fair value of all assets and liabilities of the operating segment, excluding the goodwill, and comparing the total to the estimated fair value of the operating segment. The difference would represent the fair value of the goodwill; and, if it is lower than the book value of the goodwill, the difference would be recorded as a loss in the consolidated statements of earnings.

The results of the Construction Services operating segment (as previously reported and discussed within “NOTE B – Segment Operations) have continued to deteriorate as the anticipated economic recovery in the commercial construction industry has been pushed further into the future. As a result, management determined that impairment indicators existed in the recent past and the assets (long-lived assets as well as goodwill) of the Construction Services operating segment have been reviewed for potential impairment on a quarterly basis during fiscal 2010. These tests were performed in earlier periods with no impairment resulting. However, each successive test yielded a result closer to the point at which an impairment would be indicated. During the fiscal quarter ended February 28, 2010, we again tested the value of the goodwill balances in the Construction Services operating segment. Based upon the continued depression of the industry and the future uncertainty of the market, we revised the forecasted cash flows used in our previous valuations of this operating segment downward. After reviewing the revised valuation and the fair value estimates of the remaining net assets, it was determined that the value of the business no longer supported its $24,651,000 goodwill balance. As a result, the full amount was written-off in the third fiscal quarter ended February 28, 2010. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings for the three and nine months ended February 28, 2010. Management continues to assess these business units, as well as market and industry factors impacting the business units, in order to determine the appropriate course of action going forward.

Changes in the carrying amount of goodwill for the nine months ended February 28, 2010, by reportable segment, are as follows:

(in thousands)	Metal Framing	Pressure Cylinders	Other	Total
Balance at May 31, 2009
Goodwill	$96,943	$76,692	$24,651	$198,286
Accumulated impairment losses	(96,943)	-	-	(96,943)

	-	76,692	24,651	101,343
Acquisitions and purchase accounting adjustments	-	5,625	-	5,625
Translation adjustments	-	(596)	-	(596)

Impairment losses	-	-	(24,651)	(24,651)

Balance at February 28, 2010
Goodwill	96,943	81,721	24,651	203,315
Accumulated impairment losses	(96,943)	-	(24,651)	(121,594)

	$-	$81,721	$-	$81,721

We will continue to test goodwill and other long-lived assets for impairment in each reporting period in which indicators, or potential indicators, of impairment are present. We will also perform the required annual test of impairment for the goodwill balances related to the Pressure Cylinders operating segment during the fourth fiscal quarter ending May 31, 2010.

NOTE J – Restructuring

In the first quarter of fiscal 2008, we announced the initiation of a Transformation Plan (the “Plan”) with the overall goal to increase the Company’s sustainable earnings potential, asset utilization and operational performance. The Plan is being implemented over a three-year period and focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, drives excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing operating segments. As a result of the Plan and its related efforts, we have incurred certain asset impairments which have been included within restructuring and other expense in the consolidated statements of earnings. Asset impairment charges which are not a result of these efforts have been included within impairment of long-lived assets in the consolidated statements of earnings.

To date, the following have taken place:

—

During the first quarter of fiscal 2008, an initial head count reduction plan was put into place, utilizing a combination of voluntary retirement and severance packages. A total of 63 individuals, across the Company, were impacted.

—

On September 25, 2007, we announced the closure or downsizing of five locations in our Metal Framing operating segment. These actions were completed as of May 31, 2008 and included head count reductions of approximately 165.

—	During the first quarter of fiscal 2009, the Metal Framing corporate offices were moved from Pittsburgh and Blairsville, Pennsylvania to Columbus, Ohio. Head count was reduced by 33.

—

On October 23, 2008, we announced the closure of two facilities, one Steel Processing (Louisville, Kentucky) and one Metal Framing (Renton, Washington), as well as head count reductions of 282. The Louisville facility was closed on February 28, 2009, and the Renton facility closed on December 31, 2008. During the second quarter of fiscal 2010, the remaining assets of the Louisville facility were sold, resulting in a gain of $1,003,000. That gain has been classified within restructuring and other expense in the consolidated statements of earnings, and is included in the gains on dispositions of $4,776,000 noted in the table below.

—

On December 5, 2008, we announced the closure and/or suspension of operations at three Metal Framing facilities and head count reductions in Steel Processing of 186. The Lunenburg, Massachusetts facility closed and operations suspended in Miami, Florida and Phoenix, Arizona on February 28, 2009. The associated head count impact for Metal Framing was a reduction of 125.

—

In August 2009, the Lunenburg, Massachusetts facility met the held for sale classification criteria under applicable accounting guidance. After an immaterial adjustment to fair value, the $1,235,000 carrying value of that facility has been included within assets held for sale in the consolidated balance sheet as of February 28, 2010.

—

The decision was made during the first quarter of fiscal 2010 to close the Joliet, Illinois Metal Framing facility. A majority of the roll forming operation located at that facility was moved to the Hammond, Indiana facility during the third quarter of fiscal 2010. Approximately $1,717,000 of impairment was recognized during the nine months ended February 28, 2010 related to this closure.

—

During the third quarter of fiscal 2010, additional head count reductions took place across locations within Metal Framing, Military Construction and Mid-Rise Construction. A total of 113 individuals were impacted.

—

In February 2010, the Rock Hill, South Carolina Steel Processing facility met the held for sale classification criteria under applicable accounting guidance. The $1,311,000 carrying value of that facility, which was determined to be below fair value, has been included within assets held for sale in the consolidated balance sheet as of February 28, 2010.

A total of $64,892,000 has been recorded to date as restructuring and other expense in the consolidated statements of earnings: $18,111,000 and $43,041,000 were incurred in fiscal 2008 and fiscal 2009, respectively, and $3,740,000 was incurred during the first nine months of fiscal 2010. Restructuring and other expense for the first nine months of fiscal 2010 is summarized as follows:

(in thousands)	5/31/2009 Liability	Expense	Payments	Adjustments	2/28/2010 Liability
Early retirement and severance	$3,201	$3,299	$(4,568)	$(15)	$1,917
Other costs	999	1,970	(2,470)	-	499

	$4,200	5,269	$(7,038)	$(15)	$2,416

Non-cash restructuring charges		3,247
Gains on dispositions		(4,776)

Total		$3,740

To assist in the development and implementation of the Plan, a consulting firm was retained. The services provided by this firm included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Plan. Accordingly, the firm’s fees were included in restructuring charges. Those services began at the onset of the Plan and concluded in fiscal 2009. Though decreasing in level and amount, continued restructuring charges are expected to be incurred under the Plan during the remainder of fiscal 2010 and into the early periods of the next fiscal year. Recent charges have been, and future charges are expected to be, largely comprised of continued severance, retirement and internal transformation team expense, as well as non-cash impairment losses and accelerated depreciation expense for impacted assets.

Included in the $4,776,000 gains on dispositions above is a gain of $3,773,000 on the sale of our Metal Framing operations in Canada. The sale included two manufacturing facilities located in Burnaby, British Columbia and Mississauga, Ontario and two sales and distribution centers located in LaSalle, Quebec and Edmonton, Alberta. Because the sale did not meet the criteria for classification as discontinued operations, the resulting gain has been included within operating income in the Company’s consolidated statements of earnings.

NOTE K – Acquisitions

Effective June 1, 2009, we adopted updated accounting standards aimed at improving the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. As a result, transaction costs associated with the acquisitions of the steel processing assets of Gibraltar, assets related to the businesses of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively, “Piper”) and the membership interests of Structural Composites Industries, LLC (“SCI”) were expensed, and recorded within selling, general and administrative expense in the consolidated statements of earnings, and a gain on the Piper acquisition was recorded, as discussed below.

On June 1, 2009, Worthington purchased substantially all of the assets of Piper for cash of $9,713,000. Piper is a manufacturer of aluminum high pressure cylinders and impact extruded steel and aluminum parts, serving the medical, automotive, defense, oil services and other commercial markets, with one manufacturing location in New Albany, Mississippi. It operates as part of Worthington’s Pressure Cylinders operating segment. Piper’s aluminum products increase our line of industrial gas product offerings and present an opportunity to increase our participation in the growing medical market.

The acquired assets and assumed liabilities in the Piper acquisition were measured and recognized based on their estimated fair values at the date of acquisition, with the gain on the acquisition of $891,000 representing the excess of the fair value of identifiable net assets over the purchase price. The Company was able to realize a gain on this transaction as a result of the then current market conditions and the seller’s desire to exit the business. The gain on this transaction was recorded in miscellaneous income (expense) on the consolidated statements of earnings.

The assets acquired and liabilities assumed in the Piper acquisition were as follows:

(in thousands)
Accounts receivable	$3,935
Inventory	4,142
Other current assets	296
Property, plant and equipment, net	4,300

Total assets	12,673
Accounts payable	(1,711)
Accrued liabilities	(358)

Identifiable net assets	10,604
Gain on acquisition	(891)

Total purchase price	$9,713

On September 3, 2009, the Company acquired the membership interests of SCI for cash of $24,351,000. SCI is a manufacturer of U.S. Department of Transportation-approved lightweight, aluminum-lined, composite-wrapped high pressure cylinders used in commercial, military, marine and aerospace applications. Product lines include cylinders for alternative fuel vehicles using compressed natural gas or hydrogen, self-contained breathing apparatuses, aviation oxygen and escape slides, military applications, home oxygen therapy and advanced and cryogenic structures. SCI operates as part of Worthington’s Pressure Cylinders operating segment. The acquisition of SCI allows the Company to continue to grow the Pressure Cylinders business and provides an entry into weight critical applications, further broadening the portfolio beyond the operating segment’s original, core markets.

The acquired assets and assumed liabilities in the SCI acquisition were measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. Intangible assets, consisting mostly of customer list, trade name and technology, will be amortized over a weighted average life of 13.5 years on a straight-line basis. While the Company does not anticipate any significant changes to the initial accounting for this transaction, final review of the purchased net assets and related fair value determinations remains in process and could result in future adjustments within the measurement period, as defined within applicable accounting guidance.

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce), or of immaterial value. Goodwill of $5,625,000 is expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed in the SCI acquisition were as follows:

(in thousands)
Accounts receivable	$2,897
Inventory	4,929
Other current assets	116
Intangible assets	7,800
Property, plant and equipment, net	6,117

Total assets	21,859
Accounts payable	(1,535)
Accrued liabilities	(1,576)
Other liabilities	(22)

Identifiable net assets	18,726
Goodwill	5,625

Total purchase price	$24,351

On February 1, 2010, the Company acquired the steel processing assets of Gibraltar for cash of $29,030,000. Those assets are now operated within the Steel Processing operating segment of Worthington. The acquisition will expand the capabilities of the Company’s cold-rolled strip business and its ability to service the needs of new and existing customers. The assets acquired were Gibraltar’s Cleveland, Ohio facility, equipment and inventory of Gibraltar’s Buffalo, New York facility and a warehouse in Detroit, Michigan. Also acquired was the stock of Cleveland Pickling, Inc., whose only asset is a 31.25% interest in Samuel Steel Pickling Company, a joint venture which operates a steel pickling facility in Twinsburg, Ohio.

The acquired assets and assumed liabilities in the Gibraltar acquisition were measured and recognized based on their estimated fair values at the date of acquisition. Intangible assets, consisting mostly of customer list, will be amortized over a weighted average life of 9.7 years on a straight-line basis. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce), or of immaterial value. The estimated fair value of assets acquired and liabilities assumed approximated the purchase price, and therefore no goodwill, nor any bargain purchase gain, was generated. While the Company does not anticipate any changes to the initial accounting for this transaction, final review of the purchased net assets and related fair value determinations remains in process and could result in future adjustments within the measurement period, as defined within applicable accounting guidance. The $29,030,000 purchase price includes a final working capital adjustment of $(1,070,000). That amount was not yet received by the Company as of February 28, 2010 and is reflected as a receivable in the consolidated balance sheet as of that date.

The assets acquired and liabilities assumed in the Giraltar acquisition were as follows:

(in thousands)
Accounts receivable	$274
Inventory	24,059
Other current assets	143
Intangible assets	3,784
Property, plant and equipment, net	19,227
Investment in affiliate	2,500

Total assets	49,987
Accounts payable	(19,870)
Accrued liabilities	(1,087)

Identifiable net assets	29,030
Goodwill	-

Total purchase price	$29,030

Operating results of Piper have been included in the consolidated statements of earnings from the acquisition date, which was the first day of fiscal 2010, forward. Operating results of SCI have been included in the consolidated statements of earnings from the acquisition date of September 3, 2009, forward. Operating results generated from the steel processing assets acquired from Gibraltar have been included in the consolidated statements of earnings from the acquisition date of February 1, 2010, forward. Pro forma results, including the acquired businesses described above since the beginning of fiscal 2009, would not be materially different than the actual results reported.

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

At February 28, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Commodity derivative contracts	$-	$833	$-	$833

Liabilities
Foreign currency derivative contracts	$-	$359	$-	$359
Interest rate derivative contracts	-	9,112	-	9,112
Commodity derivative contracts	-	98	-	98

Total liabilities	$-	$9,569	$-	$9,569

Refer to “NOTE N – Derivative Instruments and Hedging Activities” for additional information regarding the location within the consolidated balance sheets and the risk classification of the Company’s derivative instruments.

At February 28, 2010, the fair values of the Company’s assets measured on a non-recurring basis are categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held for sale	$-	$1,235	$-	$1,235
Long-lived assets held and used	-	4,420	1,628	6,048

Total assets	$-	$5,655	$1,628	$7,283

Certain assets of the Lunenburg, Massachusetts Metal Framing facility were written down to their fair value of $1,235,000, resulting in an impairment charge of $311,000, which was included in net earnings, within restructuring and other expense, for the nine months ended February 28, 2010. The assets’ fair values were determined based on market prices for similar assets, as well as indications of value from a potential sale transaction specific to these assets. See “NOTE J – Restructuring” for additional details.

Certain assets of the Joliet, Illinois Metal Framing facility were written down to their fair value of $3,848,000, resulting in an impairment charge of $1,717,000, which was included in net earnings, within restructuring and other expense, for the nine months ended February 28, 2010. The assets’ fair values were determined based on market prices for similar assets. See “NOTE J – Restructuring” for additional details.

Certain assets of the Steel Packaging operating segment were written down to their fair value of $572,000, resulting in an impairment charge of $2,703,000, which was included in net earnings, within impairment of long-lived assets, for the nine months ended February 28, 2010. The assets’ fair values were determined based on market prices for similar assets. See “NOTE I – Goodwill and Other Long-Lived Assets” for additional details.

Certain assets within Construction Services (as previously reported and discussed within “NOTE B – Segment Operations”) were written down to their fair value of $1,628,000, resulting in an impairment charge of $8,055,000, which was included in net earnings, within impairment of long-lived assets, for the nine months ended February 28, 2010. The assets’ fair values were determined based on discounted cash flow models utilizing market observable inputs, as well as certain unobservable inputs. In determining the fair values of these assets, management was required to make certain assumptions regarding the expected cash flows and the discount rates used to determine the present values of those cash flows. Due to the weight of the unobservable inputs used, we have classified the values of these impaired assets as Level 3 within the fair value hierarchy. See “NOTE I – Goodwill and Other Long-Lived Assets” for additional details.

Effective August 31, 2009, we adopted an accounting standard that updated guidance concerning interim disclosures about fair values of financial instruments. That standard requires disclosures about fair values of financial instruments in all interim financial statements as well as in annual financial statements.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income tax receivables, other assets, accounts and notes payable, accrued expenses, income taxes payable and other liabilities approximate fair values. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $96,629,000 and $242,136,000 at February 28, 2010 and May 31, 2009, respectively. See “NOTE M – Debt and Receivables Securitization” for a description of the repurchase transaction and subsequent maturity that caused a substantial decrease in the outstanding amounts of both the carrying and fair values of our long-term debt during the nine months ended February 28, 2010.

NOTE M – Debt and Receivables Securitization

On June 12, 2009, we redeemed $118,545,000 of the then $138,000,000 outstanding 6.70% senior notes due December 1, 2009 (the “Notes”). The consideration paid for the Notes was $1,025 per $1,000 principal amount of the Notes, plus accrued and unpaid interest. The remainder of the Notes became due and was redeemed, at face amount, on December 1, 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities.

We have a $435,000,000 multi-year revolving credit facility (the “Facility”) with a group of lenders. The Facility matures in May 2013, except for a $35,000,000 commitment by one lender, which expires in September 2010. The outstanding balance under the Facility at February 28, 2010 was $120,000,000. Additionally, and as discussed in “NOTE O – Guarantees and Warranties,” we provided $8,260,000 in letters of credit for third-party beneficiaries as of February 28, 2010. While not drawn against at February 28, 2010, these letters of credit are issued against availability under the Facility, leaving $306,740,000 available under the Facility at February 28, 2010. Additionally, at February 28, 2010, we had $100,000,000 floating rate senior notes outstanding, which are due on December 17, 2014 (the “2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. See “NOTE N – Derivative Instruments and Hedging Activities” for additional information regarding the Company’s derivative instruments.

We maintain a $100,000,000 revolving trade accounts receivable securitization facility, which expires in January 2011 (the “AR Facility”). The AR Facility has been available throughout fiscal 2010 to date, and was available throughout fiscal 2009. Transactions under the AR Facility have been accounted for as sales. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from certain foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under the AR Facility are excluded from accounts receivable in the consolidated financial statements. As of February 28, 2010, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $90,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

NOTE N – Derivative Instruments and Hedging Activities

Interest Rate Risk – We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap has a notional amount of $100,000,000 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004 issuance of the 2014 Notes (see “NOTE M – Debt and Receivables Securitization”). We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. The interest rate derivative is classified as a cash flow hedge. The effective portion of the changes in the fair value of the derivative is recorded in other comprehensive income and is reclassified to interest expense in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge.

Foreign Currency Risk – The translation of foreign currencies into United States Dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, the Company does make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At February 28, 2010, the difference between the contract and book value was not material to the Company’s consolidated financial position, results of operations or cash flows. The changes in the fair value of the derivative instruments are recorded either in the consolidated balance sheets under foreign currency translation or in net earnings in the same period in which foreign currency translation or net earnings are impacted by the hedged items.

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

Refer to “NOTE L – Fair Value” for additional information regarding the accounting treatment and Company policy for derivative instruments, as well as how fair value is determined for the Company’s derivative instruments. The fair value of derivative instruments at February 28, 2010 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,026
	Other assets	-	Other liabilities	7,086

		-		9,112

Commodity contracts	Receivables	726	Accounts payable	-
	Other assets	-	Other liabilities	-

		726		-

Totals		$726		$9,112

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$107	Accounts payable	$98
	Other assets	-	Other accrued items	-

		107		98

Foreign exchange contracts	Receivables	-	Accounts payable	-
	Other assets	-	Other accrued items	359

		-		359

Totals		$107		$457

The effect of derivative instruments on the consolidated statements of earnings is summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended February 28, 2010:
Interest rate contracts	$181	Interest expense	$(971)	Interest expense	$-
Commodity contracts	674	Cost of goods sold	-	Cost of goods sold	95

Totals	$855		$(971)		$95

For the nine months ended February 28, 2010:
Interest rate contracts	$(4,027)	Interest expense	$(2,597)	Interest expense	$-
Commodity contracts	674	Cost of goods sold	-	Cost of goods sold	95

Totals	$(3,353)		$(2,597)		$95

The estimated net amount of the existing losses in accumulated other comprehensive income at February 28, 2010 expected to be reclassified into net earnings within the succeeding twelve months was $1,345,000 (net of tax of $681,000). This amount was computed using the fair value of the cash flow hedges at February 28, 2010, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ending May 31, 2010 and 2011.

Derivatives not designated as hedging instruments:

(in thousands)	Location of Income Recognized in Earnings	Income Recognized in Earnings
		Three Months Ended	Nine Months Ended
		February 28, 2010
Commodity contracts	Cost of goods sold	$24	$24
Foreign exchange contracts	Miscellaneous income (expense)	4,524	1,478

Total		$4,548	$1,502

The gain on the foreign currency derivatives significantly offsets the loss on the hedged items.

NOTE O – Guarantees and Warranties

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2010, the Company was party to an operating lease for an aircraft in which the Company has guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15,501,000 at February 28, 2010. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

The Company also had in place $8,260,000 of outstanding stand-by letters of credit as of February 28, 2010. These letters of credit were issued to third-party service providers and had no amounts drawn against them at February 28, 2010. Fair value of these guarantee instruments, based on premiums paid, was not material at February 28, 2010.

We have established reserves for anticipated sales returns and allowances, including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at February 28, 2010 and May 31, 2009.

NOTE P – Contingent Liabilities

The Company has been involved in a dispute with a customer, Irwin Industrial Tool Company (d/b/a BernzOmatic), a subsidiary of Newell Rubbermaid, Inc. (“BernzOmatic”), relating to a three-year supply contract (the “Contract”) that took effect January 1, 2006, and which the Company terminated effective March 1, 2007. The dispute relates primarily to the Company’s early termination of the Contract as a result of certain actions of BernzOmatic which the Company believed breached the Contract, and the resulting price increases charged to BernzOmatic after such early termination. As required by U.S. GAAP, the Company deferred $9,304,000 of revenue relating to cash received for the price increases, which effectively created a reserve in that amount relating to this dispute.

The dispute was litigated in Federal District Court in Charlotte, North Carolina. On February 26, 2010, the jury awarded contract damages relating to the price increases and other items to BernzOmatic of approximately $13,002,000, which is $3,698,000 in excess of the revenue recognition reserve. The Company recorded this $3,698,000 pre-tax charge in net earnings, within selling, general and administrative expense, for the nine months ended February 28, 2010.

The Company believes that it has numerous grounds to appeal the jury’s verdict, and intends to pursue such an appeal.

The Company expects that payment of the jury award will be stayed pending appeal and will post any bond necessary to effect such a stay.

We are defendants in certain other legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not significantly affect our consolidated financial position or future results of operations. We believe that environmental issues will not have a material effect on our capital expenditures, consolidated financial position or future results of operations.

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

Introduction

The following discussion and analysis of market and industry trends, business strategy, results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (“fiscal 2009”) includes additional information about our Company, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products. As of February 28, 2010, we operated 64 manufacturing facilities worldwide, including our joint ventures, principally in three reportable segments: Steel Processing, Metal Framing and Pressure Cylinders. Other operating segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Stairs. We also held equity positions in eight joint ventures, which operated 23 manufacturing facilities worldwide.

Overview

During the third quarter of the fiscal year ending May 31, 2010 (“fiscal 2010”), the Company continued to persevere through the weak economic conditions. While there has been some stabilization in the economy and some indications that the recession has ended, the economy has yet to recover. The construction market, in particular, continues to struggle. Because of this market weakness, management revised its strategy and reorganized the businesses which had previously made up the Construction Services segment. In the current quarter, we recorded $32.7 million in total charges related to the then Construction Services operating segment. These charges included a write-off of goodwill of $24.7 million and impairment of certain other long-lived assets of $8.0 million. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE I – Goodwill and Other Long-Lived Assets” for more information on the charges, and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Segment Operations” for more information on the reorganization of the Construction Services segment.

The Transformation Plan (the “Plan”), which began in the first quarter of fiscal 2008, has continued through the current quarter. In our Steel Processing segment, we have completed the diagnostic and implementation phases (the “Transformation Study”) at five of our facilities. In our Metal Framing segment, we have completed the diagnostic phase at six facilities and the implementation phase at five of those facilities. We anticipate that we will have substantially completed the Transformation Study at an additional six Metal Framing and three Steel Processing facilities by the end of calendar 2010. As a result, we will continue to incur restructuring expenses relating to the Transformation Study through that period, but they should continue to diminish. The need for other restructuring charges will depend largely on recommendations developed from the Transformation Study. We believe that the Plan has lowered, and will continue to lower, the break-even points of our facilities and has positioned us to respond more quickly to current and future opportunities and challenges.

Market & Industry Overview

For the three months ended February 28, 2010, our consolidated net sales breakdown by end user market is illustrated by the following chart. Substantially all of the net sales of our Metal Framing, Mid-Rise Construction, Military Construction, and Stairs segments, as well as approximately 15% of the net sales of our Steel Processing segment, are to the construction market, both residential and non-residential. We estimate that approximately 3% of our consolidated net sales, or 11% of our construction market net sales, are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including the United States of America gross domestic product (“U.S. GDP”), the Dodge Index of construction contracts and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for our joint venture, Worthington Armstrong Venture (“WAVE”). The net sales of WAVE are not consolidated in our results; however, adding our ownership percentage of joint venture net sales to our reported net sales would not materially change the consolidated net sales breakdown in the following chart.

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing segment. Approximately 50% of the net sales of our Steel Processing segment, and substantially all of the net sales of our Automotive Body Panels segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within these two segments. These segments are also impacted by the market price of steel. The majority of the net sales from two of our unconsolidated joint ventures are also to the automotive end market. These net sales are not consolidated in our results; however, adding our ownership percentage of joint venture net sales to our reported net sales would not materially change the consolidated net sales breakdown in the previous chart.

The net sales of our Pressure Cylinders and Steel Packaging segments, and approximately 35% of the net sales of our Steel Processing segment, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture and appliance. Given the many different product lines that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP is generally a good economic indicator for analyzing this activity.

We use the following information to monitor our costs and major end markets:

	Three Months Ended			Nine Months Ended
	February 28,		Inc / (Dec)	February 28,		Inc / (Dec)
	2010	2009		2010	2009
U.S. GDP (% growth year-over-year)	1.3%	(2.8%)	3.3%	(0.9%)	(1.2%)	0.3%
Hot-Rolled Steel ($ per ton) [1]	$549	$527	$22	$509	$822	($313)
Detroit Three Auto Build (000's vehicles) [2]	1,429	956	473	3,976	4,504	(529)
No. America Auto Build (000's vehicles) [2]	2,621	1,725	895	7,544	7,955	(411)
Dodge Index	90	88	2	88	103	(15)
Framing Lumber ($ per 1,000 board ft) [3]	$277	$203	$74	$250	$239	$11
Zinc ($ per pound) [4]	$1.06	$0.51	$0.55	$0.92	$0.66	$0.26
Natural Gas ($ per mcf) [5]	$5.26	$5.44	($0.18)	$4.36	$8.10	($3.74)
Retail Diesel Prices, All Types ($ per gallon) [6]	$2.61	$2.80	($0.19)	$2.63	$3.57	($0.94)

[1]	CRU Index; period average [2] CSM Autobase [3] Random Lengths; period average [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that year-over-year decreasing U.S. GDP growth rates can signal, or be indicative of, negative trends in our results, as a weaker economy generally reduces demand and pricing for our products. Conversely, the opposite is also generally true. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative expenses (“SG&A expenses”).

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

No single customer contributed more than 5% of our consolidated net sales for the quarter. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes many of their suppliers as well. Automotive production from the Detroit Three automakers has been low in fiscal 2010 when compared to historical production. However, production in the current quarter has rebounded slightly, helping to increase volumes in the Steel Processing business. We continue to pursue customer diversification beyond the Detroit Three automakers and their suppliers, and, in recent quarters, we have increased our business in other markets such as agriculture and appliance.

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

Recent Developments

On February 1, 2010, Worthington Steel acquired the steel processing assets of Gibraltar Industries, Inc. and its subsidiaries (the “Gibraltar Assets”). The acquisition expands the capabilities of our existing cold-rolled strip business and our ability to service the needs of new and existing customers. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Acquisitions” for more information.

Results of Operations

Third Quarter – Fiscal 2010 Compared to Fiscal 2009

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$451.1	100.0%	$501.1	100.0%	$(50.0)
Cost of goods sold	393.4	87.2%	461.2	92.0%	(67.8)

Gross margin	57.7	12.8%	39.9	8.0%	17.8
Selling, general and administrative expense	57.5	12.7%	47.8	9.5%	9.7
Impairment of long-lived assets	32.7	7.2%	-	0.0%	32.7
Restructuring and other expense	2.8	0.6%	16.3	3.3%	(13.5)

Operating loss	(35.3)	-7.8%	(24.2)	-4.8%	(11.1)
Miscellaneous expense	(0.2)	-0.1%	(1.1)	-0.2%	0.9
Gain on sale of investment in Aegis	-	0.0%	8.3	1.7%	(8.3)
Interest expense	(1.9)	-0.4%	(4.3)	-0.9%	2.4
Equity in net income of unconsolidated affiliates	14.6	3.2%	3.8	0.8%	10.8
Income tax benefit	6.7	1.5%	21.2	4.2%	(14.5)

Net earnings (loss)	(16.1)	-3.6%	3.7	0.7%	(19.8)
Net earnings attributable to noncontrolling interest	(1.6)	-0.4%	(2.2)	-0.4%	0.6

Net earnings (loss) attributable to controlling interest	$(17.7)	-3.9%	$1.5	0.3%	$(19.2)

Net earnings (loss) represents the results of our consolidated operations, including 100% of our consolidated joint venture, Spartan Steel Coating, LLC (“Spartan”), of which we own 52%. The noncontrolling interest, or 48% of Spartan, is subtracted to arrive at net earnings (loss) attributable to controlling interest. For the third quarter of fiscal 2010, the Company had a net loss attributable to controlling interest of $17.7 million versus net earnings attributable to controlling interest of $1.5 million for the same quarter in the prior year.

—

Net sales decreased $50.0 million, or 10%, from the prior year to $451.1 million. Lower average selling prices decreased net sales by $58.0 million from the prior year; while higher volumes in Steel Processing and Pressure Cylinders, boosted net sales by $8.0 million. Although the third quarter of fiscal 2010 average market price of steel is slightly higher than the year ago period, our average selling prices last year were higher since they included some higher fixed contract pricing that was in place when the market price of steel was at record highs.

—

Gross margin increased $17.8 million from the prior year, largely as a result of the improved spread between average selling prices and material costs ($20.9 million), primarily in Steel Processing and Pressure Cylinders, offset by volume declines in Metal Framing and the former Construction Services operating segment.

—

SG&A expense increased $9.7 million due to $2.3 million of additional expenses resulting from the acquisitions of assets related to the businesses of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively, “Piper”), the membership interests of Structural Composites Industries, LLC (“SCI”) and the Gibraltar Assets and $4.9 million in charges and legal fees related to the litigation with Irwin Industrial Tool Company (d/b/a BernzOmatic), a subsidiary of Newell Rubbermaid, Inc. (“BernzOmatic”), in which contract damages were awarded to BernzOmatic. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE P – Contingent Liabilities” for more information concerning the BernzOmatic litigation. In addition, higher profit sharing and bonus expenses were partially offset by lower bad debt expense.

—

Restructuring and impairment charges totaled $35.5 million versus $16.3 million in the prior year. The current quarter includes a $24.7 million write-off of goodwill and an $8.0 million impairment of other long-lived assets associated with the former Construction Services operating segment. All restructuring charges for this quarter and the prior year quarter related to efforts under the ongoing Plan.

—

Interest expense decreased $2.4 million from the prior year due to lower average borrowings and lower interest rates. We redeemed $118.5 million of 6.7% senior notes in June 2009, and the remaining $19.5 million of those notes upon maturity in December 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities, which carry a much lower interest rate than the 6.7% senior notes.

—

Equity in net income from the seven unconsolidated affiliates of $14.6 million increased $10.8 million from the third quarter of fiscal 2009. The vast majority of the equity in net income was from WAVE, where our equity in net income of $11.6 million increased 52% from last year’s third quarter. Three other joint ventures, TWB Company with ThyssenKrupp (“TWB”), Worthington Specialty Processing with U.S. Steel (“WSP”) and Serviacero Planos, S.A. de C.V. (“Serviacero”), experienced significant turnarounds from their prior year losses, and together accounted for a $6.6 million increase in equity in net income over the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE H – Investments in Unconsolidated Affiliates” for more financial information on our unconsolidated affiliates.

—

Income tax benefit of $6.7 million is lower than the benefit of $21.2 million recognized in fiscal 2009. The current quarter benefit represents an estimated annual effective income tax rate of 34.9%, versus 59.5% in the prior year quarter, prior to the impact of discrete tax adjustments. These rates are applicable only to net earnings or loss attributable to controlling interest, as reflected in our consolidated statements of earnings. The change in the estimated annual effective income tax rate is primarily due to the change in the mix of income or loss among the jurisdictions in which we do business. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Income Taxes” for more information on our income tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing segment for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$232.2	100.0%	$192.5	100.0%	$39.7
Cost of goods sold	203.4	87.6%	191.7	99.6%	11.7

Gross margin	28.8	12.4%	0.8	0.4%	28.0
Selling, general and administrative expense	21.0	9.0%	16.9	8.8%	4.1
Restructuring and other expense	0.3	0.1%	2.6	1.4%	(2.3)

Operating income (loss)	$7.5	3.2%	$(18.7)	-9.7%	$26.2

Material cost	$164.6		$161.1		$3.5
Tons shipped (in thousands)	512		344		168

Net sales and operating income (loss) highlights were as follows:

—

Net sales increased $39.7 million from the prior year to $232.2 million. Higher volumes increased net sales by $69.4 million, while lower average selling prices decreased sales by $29.7 million. Due to recent improvements in the automotive market, and the February addition of the Gibraltar Assets, direct volume was up 31%, and toll volumes increased 73% in comparison to the prior year quarter.

—

SG&A expenses increased $4.1 million from the prior year quarter due to increased profit sharing and bonus expenses and additional expenses related to the addition of the Gibraltar Assets, partially offset by lower bad debt reserve requirements.

—

Operating income was $7.5 million for the quarter, compared to the $18.7 million operating loss reported last year. Improved spreads boosted operating income by $19.0 million, and higher volumes, partially offset by increased variable manufacturing expenses, contributed an additional $9.0 million compared to the prior year quarter.

Metal Framing

The following table presents a summary of operating results for our Metal Framing segment for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$67.5	100.0%	$137.2	100.0%	$(69.7)
Cost of goods sold	65.1	96.4%	125.5	91.5%	(60.4)

Gross margin	2.4	3.6%	11.7	8.5%	(9.3)
Selling, general and administrative expense	9.5	14.1%	11.9	8.7%	(2.4)
Restructuring and other expense	2.0	3.0%	5.9	4.3%	(3.9)

Operating loss	$(9.1)	-13.5%	$(6.1)	-4.4%	$(3.0)

Material cost	$43.5		$94.3		$(50.8)
Tons shipped (in thousands)	58		97		(39)

Net sales and operating loss highlights were as follows:

—

Net sales decreased $69.7 million from the prior year to $67.5 million, as a 40% decline in volume and lower average selling prices reduced net sales by $55.8 million and $13.9 million, respectively. The declines were primarily due to the economic downturn and the weak construction market.

—

The operating loss of $9.1 million compared unfavorably to the operating loss of $6.1 million reported last year due to the lower volumes and a decline in the spread between average selling prices and material costs. These declines were partially offset by lower SG&A and restructuring expenses.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders segment for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$116.5	100.0%	$117.5	100.0%	$(1.0)
Cost of goods sold	93.9	80.6%	94.5	80.4%	(0.6)

Gross margin	22.6	19.4%	23.0	19.6%	(0.4)
Selling, general and administrative expense	18.5	15.9%	9.8	8.3%	8.7

Operating income	$4.1	3.5%	$13.2	11.2%	$(9.1)

Material cost	$50.7		$55.6		$(4.9)
Units shipped (in thousands)	14,000		10,968		3,032

Net sales and operating income highlights were as follows:

—

Net sales of $116.5 million were down $1.0 million from the prior year third quarter. A 30% increase in net sales in North American operations was offset by a 58% decrease in European operations. The North American operations experienced volume increases in camping, refrigerant, and propane cylinders. The acquisitions of Piper and SCI increased sales by $11.8 million.

—

Operating income decreased $9.1 million from last year, to $4.1 million, while gross margin remained relatively flat. SG&A expense increases of $8.7 million drove the impact to operating income, and resulted from $3.9 million in charges resulting from the BernzOmatic litigation, $1.7 million due to recently acquired businesses and an increased share of corporate profit sharing, bonus and other expenses.

Other

The “Other” category includes our Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Stairs operating segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the operating segments. The following table presents a summary of operating results for the periods indicated:

	Three Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$34.8	100.0%	$53.9	100.0%	$(19.1)
Cost of goods sold	30.9	88.8%	49.4	91.7%	(18.5)

Gross margin	3.9	11.2%	4.5	8.3%	(0.6)
Selling, general and administrative expense	8.5	24.4%	9.2	17.1%	(0.7)
Impairment of long-lived assets	32.7	94.0%	-	0.0%	32.7
Restructuring and other expense	0.5	1.4%	7.8	14.5%	(7.3)

Operating loss	$(37.8)	-108.6%	$(12.5)	-23.2%	$(25.3)

Net sales and operating loss highlights were as follows:

—

Net sales fell $19.1 million from the third quarter of fiscal 2009 to $34.8 million for the third quarter of fiscal 2010. While all of the Other operating segments reported lower net sales, the majority of the decrease was attributable to weaker volumes in Mid-Rise Construction, Military Construction and Stairs, which were previously reported as our Construction Services operating segment. All of these businesses sell into the construction market and have been negatively affected by the economic downturn and its impact on the construction market.

—

The operating loss of $37.8 million was $25.3 million worse than last year’s operating loss of $12.5 million. This was largely due to a $24.7 million write-off of goodwill and an $8.0 million impairment of other long-lived assets associated with the former Construction Services operating segment, offset by a reduction in restructuring expenses. Restructuring expenses in the prior year related to professional fees incurred as part of the Plan. In the current year, the outside consulting fees associated with this effort have ceased.

Nine Months Year-to-Date – Fiscal 2010 Compared to Fiscal 2009

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$1,316.6	100.0%	$2,159.7	100.0%	$(843.1)
Cost of goods sold	1,142.5	86.8%	2,022.3	93.6%	(879.8)

Gross margin	174.1	13.2%	137.4	6.4%	36.7
Selling, general and administrative expense	155.6	11.8%	159.5	7.4%	(3.9)
Impairment of long-lived assets	35.4	2.7%	96.9	4.5%	(61.5)
Restructuring and other expense	3.7	0.3%	37.0	1.7%	(33.3)

Operating loss	(20.6)	-1.6%	(156.1)	-7.2%	135.5
Miscellaneous income (expense)	1.2	0.1%	(1.3)	-0.1%	2.6
Gain on sale of investment in Aegis	-	0.0%	8.3	0.4%	(8.3)
Interest expense	(6.4)	-0.5%	(16.4)	-0.8%	10.0
Equity in net income of unconsolidated affiliates	45.8	3.5%	39.9	1.8%	5.9
Income tax (expense) benefit	(3.9)	-0.3%	34.9	1.6%	(38.8)

Net earnings (loss)	16.1	1.2%	(90.7)	-4.2%	106.8
Net earnings attributable to noncontrolling interest	(3.9)	-0.3%	(3.7)	-0.2%	(0.2)

Net earnings (loss) attributable to controlling interest	$12.2	0.9%	$(94.4)	-4.4%	$106.6

Net earnings (loss) represents the results of our consolidated operations, including 100% of our consolidated joint venture, Spartan, of which we own 52%. The noncontrolling interest, or 48% of Spartan, is subtracted to arrive at net earnings attributable to controlling interest. For the first nine months of fiscal 2010, the net earnings attributable to controlling interest were $12.2 million, compared to a net loss attributable to controlling interest of $94.4 million for the prior year nine-month period.

—

Net sales decreased $843.1 million from the prior year to $1,316.6 million. Lower volumes decreased net sales by $517.7 million, most notably in our Metal Framing and Steel Processing segments, as demand declined dramatically in the construction and automotive sectors. Average selling prices decreased from the prior year due to the lower cost of steel, resulting in a decrease in net sales of $325.3 million. The average market price of steel decreased 38% from $822 per ton in the first nine months of fiscal 2009 to $509 per ton in the first nine months of the current fiscal year.

—

Gross margin increased $36.7 million from the prior year to $174.1 million. Lower sales volumes decreased gross margin by $108.6 million. The spread between average selling prices and material costs increased gross margin by $78.7 million from the prior year, largely as a result of rising steel prices. Lower manufacturing expense throughout the operating segments further increased gross margin.

—

SG&A expense decreased $3.9 million from the prior year, primarily due to reduced compensation expense, resulting from head count reductions, and lower bad debt expense partially offset by charges and legal fees related to the BernzOmatic litigation, increased profit sharing and bonus expenses and expenses due to current year acquisitions.

—

Restructuring charges and impairment of long-lived assets totaled $39.1 million compared to $133.9 million in the prior year. The current year included a $24.7 million write-off of goodwill and an $8.0 million impairment of other long-lived assets related to the former Construction Services business segment, as well as a $2.7 million impairment of long-lived assets in the Steel Packaging business segment. The prior year included a $96.9 million write-off of the goodwill associated with the Metal Framing segment. The restructuring charges related to actions taken under the Plan and included charges related to facility closures, early retirements, severances, and other associated expenses. In the current year, restructuring charges were significantly reduced, as the outside consulting fees associated with this effort have ceased. Restructuring and other expense in fiscal 2010 was also reduced by a $3.8 million gain on the sale of our Metal Framing operations in Canada and a $1.0 million gain on the sale of assets from a Steel Processing facility in Louisville, Kentucky.

—

Interest expense decreased $10.0 million from the prior year due to lower interest rates and the redemption of the $145.0 million of 6.7% senior notes which were outstanding at February 28, 2009. We redeemed $7.0 million of 6.7% senior notes in April 2009, an additional $118.5 million in June 2009, and the remaining $19.5 million upon maturity in December 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities, which carry a much lower interest rate than the 6.7% senior notes.

—

Equity in net income of unconsolidated affiliates of $45.8 million improved $5.9 million from the first nine months of fiscal 2009. The vast majority of the equity in net income was from WAVE, where our equity in net income of $38.8 million declined 4%, or $1.5 million, from the prior year. Most other unconsolidated joint ventures experienced improved results, most notably TWB, where our equity in net income was up $4.0 million. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE H – Investments in Unconsolidated Affiliates” for more financial information on our unconsolidated affiliates.

—

Income tax expense of $3.9 million increased from a tax benefit of $34.9 million recognized in fiscal 2009 due to the net loss for the nine months ended February 28, 2009. The fiscal 2010 expense represents an estimated annual effective income tax rate of 34.9%, versus 59.5% in the prior year. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings or loss attributable to controlling interest, as reflected in our consolidated statements of earnings. The change in the estimated annual effective income tax rate is primarily due to the change in the mix of income or loss among the jurisdictions in which we do business. More specifically, the significantly higher estimated annual effective income tax rate for the first nine months of fiscal 2009 occurred because the Company’s losses in the United States of America (the “U.S.”) resulted in an income tax benefit tied to higher domestic income tax rates, while its foreign income was taxed at lower income tax rates. The first nine months of fiscal 2010 reflected an effective income tax rate closer to the U.S. federal rate because the income was derived largely from U.S. operations.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing segment for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$639.4	100.0%	$1,004.0	100.0%	$(364.6)
Cost of goods sold	559.2	87.5%	984.4	98.0%	(425.2)

Gross margin	80.2	12.5%	19.6	2.0%	60.6
Selling, general and administrative expense	56.7	8.9%	62.6	6.2%	(5.9)
Restructuring and other expense	0.5	0.1%	3.1	0.3%	(2.6)

Operating income (loss)	$23.0	3.6%	$(46.1)	-4.6%	$69.1

Material cost	$446.9		$841.9		$(395.0)
Tons shipped (in thousands)	1,410		1,641		(231)

Net sales and operating income (loss) highlights were as follows:

—

Net sales decreased $364.6 million from the prior year to $639.4 million. Unfavorable economic conditions which began in the second quarter of fiscal 2009 continued to affect demand in all customer groups, causing a 14% reduction in volume from the prior year and a $151.9 million decrease in net sales. Lower average selling prices reduced net sales by $212.7 million.

—

Operating income of $23.0 million for the first nine months of fiscal 2010 compared favorably to the $46.1 million loss reported for the same period last year. The prior year period included a $56.9 million write-down of inventories to the lower of cost or market, reflected in cost of goods sold. A higher spread between average selling prices and material costs increased operating income by $47.7 million. SG&A expenses were $5.9 million lower than the prior year period due to lower bad debt expense and lower compensation expense resulting from reduced head count. The reduction in other expenses within SG&A was partially offset by the costs associated with the acquisition of the Gibraltar Assets.

Metal Framing

The following table presents a summary of operating results for our Metal Framing segment for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$243.5	100.0%	$550.5	100.0%	$(307.0)
Cost of goods sold	218.6	89.8%	539.6	98.0%	(321.0)

Gross margin	24.9	10.2%	10.9	2.0%	14.0
Selling, general and administrative expense	32.5	13.3%	41.5	7.5%	(9.0)
Goodwill impairment	-	0.0%	96.9	17.6%	(96.9)
Restructuring and other expense	3.0	1.2%	11.5	2.1%	(8.5)

Operating loss	$(10.6)	-4.4%	$(139.0)	-25.2%	$128.4

Material cost	$146.3		$432.6		$(286.3)
Tons shipped (in thousands)	211		369		(158)

Net sales and operating loss highlights were as follows:

—

Net sales decreased $307.0 million from the prior year to $243.5 million, as a 43% decline in volume and lower average selling prices reduced net sales by $233.2 million and $73.8 million, respectively. The decline in volume was primarily due to the effect of the economic downturn on construction markets.

—

The operating loss of $10.6 million improved from the operating loss of $139.0 million reported last year. The prior year included a $37.9 million write-down of inventory to the lower of cost or market reflected in cost of goods sold, and a $96.9 million write-off of goodwill. The spread between average selling prices and material costs for the first nine months of fiscal 2010 increased $26.0 million compared to the first nine months of fiscal 2009. SG&A expense decreased $9.0 million from the prior year due to head count reductions and lower advertising and travel expenses. Restructuring and other expense for the current nine-month period includes a $3.8 million gain on the sale of our Metal Framing operations in Canada.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders segment for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$322.8	100.0%	$408.3	100.0%	$(85.5)
Cost of goods sold	262.8	81.4%	323.7	79.3%	(60.9)

Gross margin	60.0	18.6%	84.6	20.7%	(24.6)
Selling, general and administrative expense	45.7	14.2%	32.6	8.0%	13.1
Restructuring and other expense	0.3	0.1%	-	0.0%	0.3

Operating income	$14.0	4.3%	$52.0	12.7%	$(38.0)

Material cost	$142.4		$193.4		$(51.0)
Units shipped (in thousands)	40,420		33,487		6,933

Net sales and operating income highlights were as follows:

—

Net sales of $322.8 million decreased $85.5 million from the first nine months of fiscal 2009. Unit volume increased 21%, and net sales increased $29.8 million due to the addition of high-volume, low-price products from the Piper acquisition in June 2009, and the addition of sales from SCI in September 2009. However, the total revenue decline was primarily attributable to a $93.9 million decline in net sales from our European operations due to depressed market conditions.

—

Operating income decreased $38.0 million from last year, to $14.0 million, primarily due to losses from our European operations resulting from the decline in net sales discussed above and also from increases in SG&A expense. SG&A expense increased $3.3 million due to the acquisitions of Piper and SCI, $4.7 million from year to date charges resulting from the BernzOmatic litigation and from an increased share of corporate profit sharing, bonus and other expenses.

Other

The “Other” category includes our Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Stairs operating segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the operating segments. The following table presents a summary of operating results for the periods indicated:

	Nine Months Ended February 28,
Dollars in millions	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$111.0	100.0%	$196.9	100.0%	$(85.9)
Cost of goods sold	102.0	91.9%	174.6	88.7%	(72.6)

Gross margin	9.0	8.1%	22.3	11.3%	(13.3)
Selling, general and administrative expense	20.8	18.7%	22.7	11.5%	(1.9)
Impairment of long-lived assets	35.4	31.9%	-	0.0%	35.4
Restructuring and other expense	-	0.0%	22.4	11.4%	(22.4)

Operating loss	$(47.2)	-42.5%	$(22.8)	-11.6%	$(24.4)

Net sales and operating loss highlights were as follows:

—

Net sales fell $85.9 million from the first nine months of fiscal 2009 to $111.0 million for the first nine months of fiscal 2010. While all of the Other operating segments reported lower net sales, the majority of the decrease was attributable to weaker volumes in the Automotive Body Panels, Mid-Rise Construction, Military Construction and Stairs operating segments. These operating segments have been negatively affected by the economic downturn.

—

Excluding restructuring and impairment charges, the operating loss for the first nine months of fiscal 2010 deteriorated from the prior year period as a result, primarily, of lower volumes and spread. The current year also includes a $24.7 million write-off of goodwill and an $8.0 million impairment of other long-lived assets for the former Construction Services operating segment, and a $2.7 million impairment of long-lived assets relating to the Steel Packaging operating segment. These impairments were offset by lower restructuring charges related to the Plan, as the outside consulting fees associated with this effort have ceased.

Liquidity and Capital Resources

During the nine-month period ended February 28, 2010, we generated cash from operating activities of $120.0 million, received $14.7 million in proceeds from the sale of assets and reduced net borrowings by $19.0 million. We also paid $23.7 million in dividends, made $26.6 million of capital expenditures and completed acquisitions requiring $64.2 million in cash. The following table is a summary of our consolidated cash flows on a year-to-date basis:

	Nine Months Ended February 28,
(in millions)	2010	2009
Net cash provided by operating activities	$120.0	$203.7
Net cash used by investing activities	(76.4)	(56.7)
Net cash used by financing activities	(45.2)	(188.8)

Decrease in cash and cash equivalents	(1.6)	(41.8)
Cash and cash equivalents at beginning of period	56.3	73.8

Cash and cash equivalents at end of period	$54.7	$32.0

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures, mandatory debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. We also believe that we have adequate access to the financial markets as to allow us to be in a position to offer long-term debt securities. The current financial markets and interest rate trends may make raising capital an attractive option. However, the uncertainty and volatility in the financial markets may affect the terms of any offered securities.

Following the filing of this Quarterly Report on Form 10-Q, we expect to file a universal automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission. The registration statement will permit us to offer debt securities, common shares or any combination of these securities, from time to time, in one or more public offerings, and we are currently contemplating an offering of debt securities. Any securities to be offered will be done so pursuant to a separate prospectus supplement issued at the time of the respective offering, which will describe the specific types, amounts, prices, terms and expected use of proceeds of the offered securities.

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

During the first nine months of fiscal 2010, net cash provided by operating activities decreased $83.7 million from the same period of fiscal 2009, largely as a result of a much smaller decrease in working capital. The impact from working capital changes was offset somewhat by an increase in cash generated by an increase in earnings.

We review our receivables on an ongoing basis to ensure they are properly valued. Based on this review, we believe our reserve for doubtful accounts is sized appropriately. The reserve for doubtful accounts has decreased approximately $4.5 million during the first nine months of fiscal 2010. This reduction is largely a result of reduced risk related to large automotive customers that have emerged from bankruptcy, as well as a settlement reached regarding another large, specifically-reserved customer balance. However, if the economic environment and market conditions deteriorate, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

As noted above, while an economic slowdown adversely affects sales, it generally decreases working capital needs. We will continue to adjust operating activities and cash needs based on economic conditions and their impact on our markets and businesses.

Investing Activities

Net cash used by investing activities increased $19.7 million during the first nine months of fiscal 2010, compared to the same period of fiscal 2009. In fiscal 2010, we have had greater acquisition outlays and lower proceeds from the sale of assets and the sale of investments in unconsolidated affiliates, partially offset by a decrease in capital spending. The aggregate price paid for the acquisitions of the Gibraltar Assets, the assets of Piper and the membership interests of SCI in fiscal 2010 was more than the aggregate price of the acquisitions of the assets of the Sharon Companies and Laser Products in fiscal 2009. Additionally, the sale of assets in the first nine months of fiscal 2010 generated less cash than the sale of assets and the sale of investments in unconsolidated affiliates for the same period in fiscal 2009. The proceeds for fiscal 2010 were largely related to the sale of our Metal Framing operations in Canada, while the proceeds received in fiscal 2009 resulted largely from the sales of our investments in the Aegis, Canessa Worthington Slovokia and Accelerated Building Technologies joint ventures. Capital spending was reduced in fiscal 2010, largely due to the completion of two major projects and an effort by management to reduce spending.

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

Financing Activities

Net cash used by financing activities decreased by $143.6 million during the first nine months of fiscal 2010, when compared to the same period of fiscal 2009. This change was primarily due to a net decrease in overall borrowings of $19.0 million in fiscal 2010, versus a $135.8 million net decrease in the prior year. Additionally, net cash used by financing activities decreased in the first nine months of fiscal 2010 as a result of lower common share repurchases and lower dividend payments.

Our credit ratings at February 28, 2010 were unchanged from those reported as of May 31, 2009.

Long-term debt – As of February 28, 2010, we were in compliance with our long-term debt covenants. Our long-term debt agreement does not include ratings triggers or material adverse change provisions.

On June 12, 2009, we redeemed $118.5 million of the then $138.0 million outstanding 6.70% notes due December 1, 2009 (“Notes”). The consideration paid for the Notes was $1,025 per $1,000 principal amount of Notes, plus accrued and unpaid interest. The remainder of the Notes became due and was redeemed, at face amount, on December 1, 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities.

Short-term debt – We maintain a $435.0 million five-year revolving credit facility, which expires in May 2013, except for a $35.0 million commitment by one lender, which expires in September 2010. We were in compliance with our short covenants under this credit facility at February 28, 2010. Our short-term debt agreements do not include ratings triggers or material adverse change provisions. Current borrowings under this revolving credit facility have maturities of less than one year; and, given that we intend to repay them within the next year, they have been classified as notes payable. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At February 28, 2010, borrowings under the revolving credit facility bore interest at rates based on LIBOR. We had $306.7 million available to us under this facility at February 28, 2010, compared to $434.0 million available to us at May 31, 2009.

We also have a $100.0 million revolving trade accounts receivable securitization facility (the “AR Facility”), of which $90.0 million was utilized at February 28, 2010 and at May 31, 2009. See the description that follows under “Off-Balance Sheet Arrangements.” The AR Facility is backed by a committed liquidity facility that expires during January 2011.

We provided $8.3 million in letters of credit for third-party beneficiaries as of February 28, 2010. The letters of credit secure potential obligations to certain bond and insurance providers. These letters can be drawn at any time at the option of the beneficiaries, and while not drawn against at February 28, 2010, these letters of credit are issued against and therefore reduce availability under the Facility.

Common shares – Worthington Industries’ Board of Directors declared quarterly dividends of $0.17 per common share in fiscal 2009, until reducing the dividend declared in the fourth quarter of fiscal 2009 to $0.10 per common share, which remained unchanged through the third quarter of fiscal 2010. Dividends paid on our common shares totaled $23.7 million and $40.3 million in the first nine months of fiscal 2010 and the first nine months of fiscal 2009, respectively. We currently have no material contractual or regulatory restrictions on the payment of dividends.

On September 26, 2007, Worthington announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of February 28, 2010. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. No common share repurchases were made during the first nine months of fiscal 2010. During the first nine months of fiscal 2009, we spent $12.4 million on common share repurchases.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our Annual Report on Form 10-K for fiscal 2009 (“2009 Form 10-K”), other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE M – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q. Refer to that note for additional information.

Off-Balance Sheet Arrangements

We maintain a $100.0 million revolving trade accounts receivable securitization facility, which expires in January 2011. The AR Facility has been available throughout fiscal 2010 to date, and was available throughout fiscal 2009. Transactions under the AR Facility have been accounted for as sales. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from certain foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under the AR Facility are excluded from accounts receivable in the consolidated financial statements. As of February 28, 2010, the pool of eligible accounts receivable exceeded the $100.0 million limit, and $90.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2010, the Company was party to an operating lease for an aircraft in which the Company has guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15.5 million at February 28, 2010. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

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

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. The adoption of this standard in the fourth quarter of fiscal 2010 will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact amounts within our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. While we believe, based on current terms and conditions of related agreements, that the adoption of this amendment will result in recognition on the consolidated balance sheets of the AR Facility (see the description above, under “Off-Balance Sheet Arrangements” for details regarding this facility), we continue to evaluate our options and the full impact of adopting this amendment effective June 1, 2010.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this amendment effective June 1, 2010.

Effective August 31, 2009, we adopted guidance issued in May 2009 by the FASB, which established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. That guidance requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. During February 2010, and effective immediately upon issuance, the FASB amended that guidance. As a result, the Company is no longer required to, and does not, disclose the date through which subsequent events have been evaluated.

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

We review our receivables on an ongoing basis to ensure they are properly valued. Based on this review, we believe our reserve for doubtful accounts is sized appropriately. The reserve for doubtful accounts has decreased approximately $4.5 million during the first nine months of fiscal 2010. This reduction is largely a result of reduced risk related to large automotive customers that have emerged from bankruptcy, as well as a settlement reached regarding another large, specifically-reserved customer balance. However, if the economic environment and market conditions deteriorate, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. To ensure that inventory is not stated above the current market value requires the significant use of estimates to determine the replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. While we have not incurred any significant inventory write-down charges during the first nine months of fiscal 2010, we continue to perform these inventory valuation reviews on at least a quarterly basis, with concentration on those operating segments more heavily impacted by market prices of steel. These analyses take into account current pricing structures, as well as known or anticipated future movements in the market, and are performed at levels consistent with other asset evaluations, taking into account inventory mix and operating units’ interdependencies with regards to utilization of inventory.

We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. As of February 28, 2010, and May 31, 2009, we had deferred $9.3 million of revenue related to pricing disputes. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE P – Contingent Liabilities” within this Quarterly Report on Form 10-Q for additional information regarding this item and related litigation during the nine months ended February 28, 2010.

During the fiscal quarter ended February 28, 2010, we made certain organizational changes that impacted the internal reporting and management structure of our previously reported Construction Services operating segment. This operating segment consisted of the Worthington Integrated Building Systems (“WIBS”) business unit, which included the Mid-Rise Construction, Military Construction and Stairs businesses. As a result of continued challenges facing those businesses, the interaction between those businesses and other operations within the Company and other industry factors, management responsibilities and internal reporting were re-aligned and separated for those entities within WIBS. Operational strategies have also been modified for these businesses, in order to reduce redundancy and competition within the consolidated Company. While the composition of the Company’s reportable segments is unchanged from this development (see description within “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of the Annual Report on Form 10-K for fiscal 2009 of Worthington Industries, Inc.), the level of aggregation within the Other category for segment reporting purposes is impacted, as are the identified reporting units used for testing of potential goodwill impairment. Subsequent to this change, and as of February 28, 2010, the Other category, for purposes of reporting segment financial information, continues to include Mid-Rise Construction, Military Construction and Stairs. However, those operating units are no longer combined together as the Construction Services operating segment, but are each separate and distinct operating segments.

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

Due to continued deterioration in business and market conditions impacting the Steel Packaging operating segment during the second quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for certain long-lived assets. Therefore, those long-lived assets were tested for impairment during the quarter ended November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

The sum of the undiscounted future cash flows related to the Steel Packaging asset group was less than the net book value for the asset group. Therefore, an impairment loss was recognized at November 30, 2009 in the amount of $2.7 million. The impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings for the nine months ended February 28, 2010, and was based on the excess of the assets’ carrying amounts over their respective fair values at November 30, 2009.

Due to continued deterioration in business and market conditions impacting our Metal Framing operating segment and the then Construction Services operating segment during the third quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the quarter ended February 28, 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

The sum of the undiscounted future cash flows related to the Metal Framing asset group was more than the net book value for the asset group. Therefore, there was no impairment loss at February 28, 2010 in the Metal Framing operating segment, other than that described at “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE L – Fair Value” within this Quarterly Report on Form 10-Q.

The sum of the undiscounted future cash flows related to an identified asset group within Construction Services operating segment (as previously reported and discussed above) was less than the net book value for the asset group. Therefore, an impairment loss was recognized during the fiscal quarter ended February 28, 2010 in the amount of $8.0 million. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at February 28, 2010.

We test our goodwill balances for impairment annually, during the fourth quarter, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. We test goodwill at the operating segment level as we have determined that the characteristics of the components within each operating segment are similar and allow for their aggregation to the operating segment level for testing purposes. The test consists of determining the fair value of the operating segments, using discounted cash flows, and comparing the result to the carrying values of the operating segments. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment would be determined by establishing the fair value of all assets and liabilities of the operating segment, excluding the goodwill, and comparing the total to the estimated fair value of the operating segment. The difference would represent the fair value of the goodwill; and, if it is lower than the book value of the goodwill, the difference would be recorded as a loss in the consolidated statements of earnings.

The results of the Construction Services operating segment (as previously reported and discussed above) have continued to deteriorate as the anticipated economic recovery in the commercial construction market has been pushed further into the future. As a result, management determined that impairment indicators existed in the recent past and the assets (long-lived assets as well as goodwill) of the Construction Services operating segment have been reviewed for potential impairment on a quarterly basis during fiscal 2010. These tests were performed with no impairment resulting. However, each successive test yielded a result closer to the point at which an impairment would be indicated. During the fiscal quarter ended February 28, 2010, we again tested the value of the goodwill balances in the Construction Services operating segment. Based upon the continued depression of the industry and the future uncertainty of the market, we revised the forecasted cash flows used in our previous valuations of this operating segment downward. After reviewing the revised valuation and the fair value estimates of the remaining net assets, it was determined that the value of the business no longer supported its $24.7 million goodwill balance. As a result, the full amount was written-off in the third fiscal quarter ended February 28, 2010. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings for the three and nine months ended February 28, 2010. Management continues to assess these business units, as well as market and industry factors impacting the business units, in order to determine the appropriate course of action going forward.

We will continue to test goodwill and other long-lived assets for impairment in each reporting period in which indicators, or potential indicators, of impairment are present. We will also perform the required annual test of impairment for the goodwill balances related to the Pressure Cylinders operating segment during the fourth fiscal quarter ending May  31, 2010.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2010). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2010) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Notwithstanding the statement above, see “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE P – Contingent Liabilities” within this Quarterly Report on Form 10-Q for additional information regarding certain litigation during the nine months ended February 28, 2010.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business, including those discussed below, that could cause our actual results to differ materially from those anticipated. The following discussion, as well as other disclosure in this Quarterly Report on Form 10-Q (“this Form 10-Q”) and our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (the “2009 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2009, and available at www.sec.gov or at www.worthingtonindustries.com, discuss our risk factors. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These risk factors described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Economic or Industry Downturns

The current global recession has adversely affected and is likely to continue to adversely affect our business and our industries, as well as the industries of many of our customers and suppliers. The volatile domestic and global recessionary climate is having significant negative impacts on our business. The global recession has resulted in a significant decrease in customer demand throughout nearly all of our markets, including our two largest markets – construction and automotive. The impacts of recent government approved and proposed measures, including various measures intended to provide stimulus to the economy in general or to certain industries, are currently unknown. Overall, operating levels across our businesses have fallen and may remain at depressed levels until economic conditions improve and demand increases.

Continued volatility in the United States and worldwide capital and credit markets has impacted and is likely to continue to significantly impact our end markets and result in continued negative impacts on demand, increased credit and collection risks and other adverse effects on our business. The domestic and worldwide capital and credit markets have experienced and are experiencing significant volatility, disruptions and dislocations with respect to price and credit availability. These have caused diminished availability of credit and other capital in our end markets, including automotive and construction, and for participants in, and customers of, those markets. There is continued uncertainty as to when and if the capital and credit markets will improve and the impact this period of volatility will have on our end markets and business in general.

The construction and automotive industries account for a significant portion of our net sales, and reductions in demand from these industries have adversely impacted and are likely to continue to adversely affect our business. The overall downturn in the economy, the disruption in capital and credit markets, declining real estate values and reduced consumer spending have caused significant reductions in demand from our end markets in general and, in particular, the construction and automotive end markets.

Demand in the commercial and residential construction markets has weakened as it has become more difficult for companies and consumers to obtain credit for construction projects and the economic slowdown has caused delays in or cancellations of construction projects.

The domestic auto industry is currently experiencing a very difficult operating environment, which has resulted in and will likely continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. Many automotive manufacturers and their suppliers have reduced production levels and eliminated manufacturing capacity, through the closure of facilities, extension of temporary shutdowns, reduction in operations, and other cost reduction actions. The difficulties faced by this industry are likely to continue to adversely affect our business.

Financial difficulties and bankruptcy filings by the Company’s customers could have an adverse impact on our business. Many of our customers are experiencing extremely challenging financial conditions. General Motors and Chrysler have gone through bankruptcy proceedings and both companies have implemented plans to significantly reduce production capacity and their dealership networks. Certain other customers have filed or are contemplating filing bankruptcy petitions. These and other customers may be in need of additional capital or credit to continue operations. The bankruptcies and financial difficulties of certain customers and/or failure in their efforts to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, including additional plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may default on their payment obligations to us, particularly customers in hard hit industries such as automotive and construction.

The overall weakness among automotive manufacturers and their suppliers has increased the risk that at least some of the Company’s customers, which are suppliers to the automotive industry, could have further financial difficulties. The same is true of the Company’s customers in other industries, including construction, which are also experiencing significant financial weakness. Should the economy or any applicable market not improve, the risk of bankruptcy filings by the Company’s customers will continue to increase. Such filings may result in not only in a reduction in sales, but also in a loss associated with the potential inability to collection outstanding accounts receivables. While the Company takes steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by its customers, these matters could have a negative impact on the Company’s business.

Raw Material Pricing and Availability

The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies. If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum and zinc, is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions might result from a number of factors, including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, failure of suppliers to fulfill their supply obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events, those factors listed in the immediately following paragraph or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Our future operating results may be affected by fluctuations in raw material prices. Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, curtailed production from major suppliers due to factors such as the closing or idling of facilities, equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors described in the immediately preceding paragraph. This volatility can significantly affect our steel costs.

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

Suppliers and Customers

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

Many of our key industries, such as construction and automotive, are cyclical in nature. These industries can be impacted by both market demand and raw material supply, particularly steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general United States or worldwide economy and other factors beyond or control. Adverse changes in demand or pricing can have a negative effect on our business.

Significant sales reductions for any of the Detroit 3 automakers could have a negative impact on our business. Approximately half the sales of our Steel Processing business segment and substantially all of the sales of the Automotive Body Panels business segment are to the automotive market. Although we do sell to the domestic operations of foreign automakers, a significant majority of our automotive sales are to Ford, General Motors, and Chrysler (the “Detroit 3”) and their suppliers.

The closing or relocation of customer facilities could adversely affect us. Our ability to meet delivery requirements and the overall cost of our products as delivered to a customer facility are important competitive factors. If customers close or move production facilities further away from our manufacturing facilities which can supply them, it can have an adverse effect on our ability to meet competitive conditions which could result in the loss of sales. Likewise, if customers move production facilities overseas, it can result in the loss of potential sales for the Company.

Sales conflicts with our customers and/or suppliers can adversely impact us. In some instances, we may complete with one or more customers and/or suppliers in pursuing the same business. Such conflicts can strain our relationships with those parties which can adversely affect our future business with them.

The closing or idling of steel manufacturing facilities could have a negative impact on us. As steel makers have reduced their production capacities by closing or idling production lines in light of the current recessionary conditions, the number of facilities from which we can purchase steel, in particular certain specialty steels, has decreased. According, if delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. Also, these closures can have an adverse effect on the supplier’s on time delivery performance which can have an adverse effect on our ability to meet our delivery commitments and may have other adverse effects on our business.

The loss of key supplier relationships could adversely affect us. Over the years, our various manufacturing operations had developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If those relationships are disrupted, they can have an adverse effect on delivery times and the overall cost of our raw materials, which can have a negative impact on our business.

Competition

Our business is highly competitive, and increased competition could negatively impact our financial results. Generally, the markets in which we conduct business are highly competitive. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. The current economic recession has also resulted in significant open capacity which could increase competitive presence. Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through acquisition or otherwise. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

Freight and Energy

The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, is important in the manufacture and transport of our products. Our operating costs increase when energy costs rise. During periods of increasing freight and energy costs, we might not be able to fully recover our operating cost increases through price increases without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the increases on to our customers or if we are unable to obtain the necessary freight and energy. Also, increasing energy costs could put a strain on the transportation of materials and products if such cost increases force certain transporters to close.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations. We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches and defects in design. There also could be system or network disruptions if new or upgraded business management systems are defective or are not installed properly, or are not properly integrated into operations. We recently implemented a new software-based enterprise resource planning system. Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure could negatively impact our operations and financial results.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results. Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from shortages of supply or transportation, from severe weather events (such as hurricanes, floods and blizzards), from casualty events (such as explosions, fires or material equipment breakdown), from acts of terrorism, from pandemic disease, from labor disruptions or from other events (such as required maintenance shutdowns) could cause interruptions to our business as well as the operations of our customers and suppliers. While we maintain insurance coverage that can offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results and we can be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to the Company.

Foreign

Economic, political and other risks associated with foreign operations could adversely affect our international financial results. Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Canada, the Czech Republic and Portugal and joint venture facilities in China, France, Mexico, Spain and the United Kingdom. The risks of doing business in foreign countries include: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; currency rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply; and changes in duties or taxes. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.

The global recession and the volatility of worldwide capital and credit markets have impacted and will likely continue to significantly impact our foreign customers and markets. This has decreased demand in our foreign operations and is having significant negative impacts on our business. See in general the discussion under “Economic or Industry Downturns” above.

Joint Ventures

A change in the relationship between the members of our joint ventures may have an adverse effect on that joint venture. Worthington has been successful in the development and operation of various joint ventures, and equity in net income from our joint ventures, particularly WAVE, has been important to our financial results. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or another event with respect to a member that adversely impacts the relationship between the members, it may adversely impact the joint venture.

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

Accounting and Tax Estimates

We are required to make accounting and tax-related estimates and judgments in preparing our consolidated financial statements. In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred income taxes and asset and goodwill impairments. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results. We self-insure a significant portion of our potential liability for workers compensation, product liability, general liability, property, automobile liability, stop loss and employee medical claims. In order to reduce risk, we purchase insurance from highly rated licensed insurance carriers that covers most claims in excess of the deductible or retained amounts. We maintain an accrual for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance provider to perform could have an adverse impact on our financial condition and results of operations.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington. Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of the holders of common shares representing at least 75% of Worthington’s outstanding voting power. Approximately 22% of our outstanding common shares are beneficially owned by John P. McConnell, our Chairman of the Board and Chief Executive Officer. As a result of his beneficial ownership, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which our shareholders vote.

Credit Ratings

Rating agencies may downgrade our credit ratings, which could make it more difficult for us to raise capital and it could increase our financing costs. Any downgrade in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities. The rate on some of our credit facilities is tied to our credit rating. Any downgrade would likely result in an increase in the current cost of our revolving credit facility.

Difficult Financial Markets

Should we be required to raise capital in the current financing environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise capital. Although the Company currently has significant borrowing availability under its existing credit facilities, should those facilities become unavailable due to covenant or other defaults, or should we otherwise be required to raise capital outside our existing facilities, given the current uncertainty in the financial markets, our ability to access capital and the terms under which we do so may change. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, would have a negative impact on the Company.

Environmental, Health and Safety

We may incur additional costs related to environmental and health and safety matters. Our operations and facilities are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment and human health and safety. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in increased costs and capital expenditures, and potentially to fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Over time, we and other predecessor operators of our facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of or at facilities we divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for the contamination of these sites, and the amount of that liability could be material. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site, even with respect to contamination for which we are not responsible. Changes in environmental laws, regulations or enforcement policies, including without limitation new or more stringent regulations affecting greenhouse gas emissions, could have a material adverse effect on our business, financial condition or results of operations.

Legislation and Regulation

Certain proposed legislation and regulations can have an adverse impact on the economy in general and in our markets specifically, which may adversely affect our business. For example, legislation and regulations proposing increases in taxation on or heightened regulation of carbon emissions may result in higher prices for steel, higher prices for utilities required to run our facilities, higher fuel costs for us and our shippers and other adverse impacts. To the extent this or other new legislation or regulation increases our costs, we may not be able to fully pass these costs onto our customers without a resulting decline in sales and adverse impact to our profits. Likewise, to the extent new legislation or regulation would have an adverse effect on the economy, our markets or the ability of domestic businesses to compete against foreign operations, it could also have an adverse impact on us.

Impairment Charges

Continued or enhanced weakness in the economy, our markets or our results of operation could result in future asset impairments, which would reduce our reported earnings and net worth. We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. When a potential impairment is indicated, accounting standards require a charge to be recognized in the consolidated financial statements if the carrying amount of an asset or group of assets exceeds the fair value of that asset or group of assets. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 28, 2010:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2009	-	-	-	8,449,500
January 1- 31, 2010	-	-	-	8,449,500
February 1-28, 2010	-	-	-	8,449,500

Total	-	-	-

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of February 28, 2010. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Reserved

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1

Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

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

WORTHINGTON INDUSTRIES, INC.

Date: April 7, 2010	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Filed herewith