Form 10-K
period 2010-05-31
WORTHINGTON INDUSTRIES INC
filed 2010-07-30
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission File Number         1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-1189815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(614) 438-3210

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☑ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

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

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐        No  ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $717,342,269. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 23, 2010, the number of Common Shares issued and outstanding was 77,892,544.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 30, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	the sustainability of earnings;
•	projected profitability potential, capacity and working capital needs;
•	demand trends for the Company or its markets;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•	projected timing, results, benefits, costs, charges and expenditures related to acquisitions, headcount reductions and facility dispositions, shutdowns and consolidations;
•	the alignment of operations with demand;
•	the ability to capture and maintain margins and market share and to develop or take advantage of future opportunities, new products and markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements in the economy or markets;
•	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
•	expectations for improving earnings, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•	the effect of conditions in national and worldwide financial markets;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of the Company’s products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which the Company participates;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom the Company does business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;

ii

•	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies from such acquisitions;
•	capacity levels and efficiencies, within facilities and within the industry as a whole;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor issues, acts of war or terrorist activities or other causes;

•	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposure;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;
•	level of imports and import prices in the Company’s markets;
•

the impact of judicial rulings and governmental regulations, including those adopted by the SEC and other governmental agencies as contemplated by the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, both in the United States and abroad; and

•

other risks described from time to time in the filings of Worthington Industries, Inc. with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. – Risk Factors” of this Annual Report on Form 10-K.

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

iii

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington,” or the “Company”). Founded in 1955, Worthington is primarily a diversified metals processing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinder products such as propane, refrigerant, oxygen, hand torch and camping cylinders, scuba tanks and helium balloon kits; light gauge steel framing for commercial and residential construction; framing systems and stairs for mid-rise buildings; current and past model automotive service stampings; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings and laser welded blanks.

Worthington is headquartered at 200 Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 438-3210. The common shares of Worthington Industries are traded on the New York Stock Exchange under the symbol WOR.

Worthington Industries maintains an Internet web site at www.worthingtonindustries.com. This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ web site into this Annual Report on Form 10-K. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Worthington Industries’ definitive annual meeting proxy materials filed pursuant to Section 14 of the Exchange Act, are available free of charge, on or through the Worthington Industries web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Segments

At the end of the fiscal year ended May 31, 2010 (“fiscal 2010”), the Company had 41 manufacturing facilities worldwide and held equity positions in eight joint ventures, which operated an additional 24 manufacturing facilities worldwide.

The Company has three principal reportable business segments: Steel Processing, Pressure Cylinders and Metal Framing. The Steel Processing reportable business segment consists of the Worthington Steel business unit (“Worthington Steel”). The Pressure Cylinders reportable business segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”). The Metal Framing reportable business segment consists of the Dietrich Metal Framing business unit (“Dietrich”). The Steel processing, Pressure Cylinders and Metal Framing operating segments are the only operating segments within the Company that met the applicable criteria for separate disclosure as reportable business segments. All other operating segments are combined and disclosed in the Other category, which also includes income and expense items not allocated to the reportable business segments. The Other category includes the Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs operating segments.

During the Company’s third quarter ended February 28, 2010, we made certain organizational changes that impacted the internal reporting and management structure of our previously reported Construction Services operating segment which had been reported in the Other category. This operating segment consisted of the Worthington Integrated Building Systems (“WIBS”) business unit, which included the Mid-Rise Construction, Military Construction and Commercial Stairs businesses. As a result of continued

challenges facing those businesses, the interaction between those businesses and other operations within the Company and other industry factors, management responsibilities and internal reporting were re-aligned and separated for those entities within WIBS. The composition of the Company’s reportable business segments is unchanged from this development (see description within “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K for fiscal 2010 of Worthington Industries for a full description of the reportable business segments), but the level of aggregation within the Other category for segment reporting purposes is impacted, as are the identified reporting units used for testing of potential goodwill impairment. Subsequent to this change, and as of February 28, 2010, the Other category, for purposes of reporting segment financial information, continues to include Mid-Rise Construction, Military Construction and Commercial Stairs. However, those operating units are no longer combined together as the Construction Services operating segment, but are each separate and distinct operating segments, as well as separate reporting units.

Worthington holds equity positions in eight joint ventures, which are further discussed below under the subheading “Joint Ventures.” Only one of the eight joint ventures is consolidated and its operating results are reported in the Steel Processing reportable business segment.

During fiscal 2010, the Steel Processing, Pressure Cylinders and Metal Framing operating segments served approximately 1,100, 2,400 and 3,100 customers, respectively, located primarily in the United States. Foreign operations accounted for approximately 6% of consolidated net sales for fiscal 2010 and were comprised primarily of sales to customers in Canada and Europe. No single customer accounted for over 10% of consolidated net sales during fiscal 2010. Further reportable business segment data is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That data is incorporated herein by reference.

Transformation Plan

In our fiscal year ended May 31, 2008 (“fiscal 2008”), we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve the Company’s sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing operating segments.

We retained a consulting firm to assist in the development and implementation of the Transformation Plan. The services provided by this firm included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Transformation Plan. We also formed internal teams dedicated to the Transformation Plan efforts. These internal teams assumed full responsibility for executing the Transformation Plan starting in the fourth quarter of the fiscal year ended May 31, 2009 (“fiscal 2009”).

We continued to execute our Transformation Plan through fiscal 2010. In our Steel Processing operating segment, we have completed the diagnostic and implementation phases at each of our core facilities. Additionally, we have initiated the diagnostic process at our west coast stainless steel operation and our newly acquired facility in Cleveland, as well as in our Mexican joint venture, Serviacero. We anticipate that we will have substantially completed the Transformation Plan process at these facilities and one additional Steel Processing facility by December 31, 2010. In our Metal Framing operating segment, we have substantially completed the Transformation Plan process at eight facilities and anticipate completing the process at four additional facilities by December 31, 2010.

Transformation Plan initiatives executed to date include facility closings, headcount reductions, other cost reductions, an enhanced and more focused commercial sales effort, improved operating efficiencies, a consolidated sourcing and supply chain strategy and a continued emphasis on safety. We have seen positive results from these efforts; however, their impact has been dampened by the negative impact of the economic recession.

As of May 31, 2010, we had recorded a total of $65.4 million of restructuring charges associated with the Transformation Plan: $18.1 million was incurred during fiscal 2008; $43.0 million was incurred during fiscal 2009; and $4.2 million was incurred during fiscal 2010. We expect to incur additional restructuring charges relating to the Transformation Plan as we progress through the remaining Metal Framing and Steel Processing facilities, although these charges should decline over the coming quarters. The need for other restructuring charges will depend largely on recommendations developed from the Transformation Plan. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Restructuring” of this Annual Report on Form 10-K for further information on restructuring charges. That information is incorporated herein by reference.

Recent Developments

On June 1, 2009, we purchased substantially all of the assets related to the business of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively, “Piper”) for cash of $9,713,000. Piper is a manufacturer of aluminum high pressure cylinders and impact extruded steel and aluminum parts, serving the medical, automotive, defense, oil services and other commercial markets, with one manufacturing location in New Albany, Mississippi. Piper operates as part of our Pressure Cylinders operating segment. Piper’s aluminum products increase our line of industrial gas product offerings and present an opportunity to increase our participation in the medical cylinder market.

On August 12, 2009, we joined with ClarkWestern Building Systems, Inc., to create DMFCWBS, LLC (the “Clark JV”). We contributed certain intangible assets and committed to pay a portion of certain costs and expenses in return for 50% of the equity units and voting power of the joint venture. The purpose of the Clark JV is to develop, test and obtain approvals for metal framing stud designs, as well as to develop, own and license intellectual property related to such designs. The Clark JV does not manufacture or sell any products, but will license its designs to its members and possibly to third parties. The Clark JV is accounted for using the equity method of accounting, as both parties have equal voting rights and control.

On September 3, 2009, we acquired the membership interests of Structural Composites Industries, LLC (“SCI”) for cash of $24,221,000. SCI is a manufacturer of lightweight, aluminum-lined, composite-wrapped high pressure cylinders used in commercial, military, marine and aerospace applications. Product lines include cylinders for alternative fuel vehicles using compressed natural gas or hydrogen, self-contained breathing apparatuses, aviation oxygen and escape slides, military applications, home oxygen therapy and advanced and cryogenic structures. SCI operates as part of our Pressure Cylinders operating segment. The acquisition of SCI allows us to continue to grow the Pressure Cylinders business and provides an entry into weight critical applications, further broadening the portfolio beyond the operating segment’s original, core markets.

On November 2, 2009, our Metal Framing operating segment announced the formation of a strategic alliance with Bailey Metal Products Limited (“Bailey”) that included the sale of our Metal Framing operations in Canada to Bailey. The sale included two manufacturing facilities located in Burnaby, British Columbia, and Mississauga, Ontario, and two sales and distribution centers located in LaSalle, Quebec, and Edmonton, Alberta. The alliance provides for Bailey to be the exclusive distributor of Metal Framing’s proprietary and vinyl products in Canada. Bailey has licensed its paper-faced metal corner bead product to Metal Framing to manufacture and sell in most of the United States.

On February 1, 2010, we acquired the steel processing assets of Gibraltar Industries, Inc. and its subsidiaries (collectively, “Gibraltar”) for cash of $29,164,000. Those assets are now operated within our Steel Processing operating segment. The acquisition expanded the capabilities of Worthington Steel’s cold-rolled strip business and its ability to service the needs of new and existing customers. The assets acquired were Gibraltar’s inventories, its Cleveland, Ohio, facility, the equipment of Gibraltar’s Buffalo, New York, facility and a warehouse in Detroit, Michigan. Also acquired was the stock of Cleveland Pickling, Inc., whose only asset is a 31.25% interest in Samuel Steel Pickling Company, a joint venture which operates a steel pickling facility in Twinsburg, Ohio, and one in Cleveland, Ohio.

On June 21, 2010, our Pressure Cylinders operating segment acquired the assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”) for cash of $12,125,000. Hy-Mark manufactures extruded aluminum cylinders for medical oxygen, scuba, beverage service, industrial specialty and professional racing applications and was based in Hampton, Virginia. The assets acquired included Hy-Mark’s manufacturing equipment and inventories, which will be relocated to the Worthington Cylinders Mississippi manufacturing location, complementing the medical cylinder lines and adding a range of new products.

Steel Processing

The Steel Processing operating segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, a specialty stainless processor located in Los Angeles, California (“PSM”), and Spartan Steel Coating (“Spartan”), a consolidated joint venture which operates a cold-rolled hot dipped galvanizing line. For fiscal 2010, fiscal 2009 and fiscal 2008, the percentage of consolidated net sales generated by the Steel Processing operating segment was approximately 51%, 45% and 48%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills or end-users of these products.

The Steel Processing operating segment, including Spartan, owns and operates nine manufacturing facilities – one each in California, Indiana, and Maryland, two facilities in Michigan, and four facilities in Ohio – and leases one manufacturing facility in Alabama.

Worthington Steel serves approximately 1,100 customers from these facilities, principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container and aerospace markets. Automotive-related customers have historically represented approximately half of this operating segment’s net sales. No single customer represented greater than 10% of net sales for the Steel Processing operating segment during fiscal 2010.

Worthington Steel buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape, temper and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel to specific widths;

•	cold reducing, which achieves close tolerances of thickness and temper by rolling;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dipped process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	cutting-to-length, which cuts flattened steel to exact lengths;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances for steel;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	non-metallic coating, including dry lubrication, acrylic and paint; and

•	configured blanking, which stamps steel into specific shapes.

Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product. Toll processing enhances Worthington Steel’s participation in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

The steel processing industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors. Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Technical service and support for material testing and customer-specific applications enhance the quality of products (See “Item 1. – Business – Technical Services”). However, the extent to which technical service capability has improved Worthington Steel’s competitive position has not been quantified. Worthington Steel’s ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers, suppliers and one another. The extent to which plant location has impacted Worthington Steel’s competitive position has not been quantified. Processed steel products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

As noted under “Recent Developments”, the recently acquired Gibraltar steel processing business is included in the Steel Processing operating segment.

Pressure Cylinders

The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit. For fiscal 2010, fiscal 2009 and fiscal 2008, the percentage of consolidated net sales generated by Worthington Cylinders was approximately 24%, 20% and 19%, respectively.

Worthington Cylinders operates ten manufacturing facilities with three facilities in Ohio and one facility in each of California, Mississippi, Wisconsin, Austria, Canada, the Czech Republic and Portugal.

The Pressure Cylinders operating segment produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders; high-pressure and industrial/specialty gas cylinders; aluminum-lined, composite-wrapped high-pressure cylinders; airbrake tanks; and certain consumer products. LPG cylinders are sold to manufacturers, distributors and mass merchandisers and are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts, propane-fueled camping equipment, hand held torches and commercial/residential cooking (the latter, generally outside North America). Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. High-pressure and industrial/specialty gas cylinders are sold primarily to gas producers and distributors as containers for gases used in cutting and welding metals, breathing (medical, diving and firefighting), semiconductor production, beverage delivery and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers and “Balloon Time®” helium kits which include non-refillable cylinders. While a large percentage of cylinder sales are made to major accounts, Worthington Cylinders has approximately 2,400 customers. During fiscal 2010, no single customer represented more than 11% of net sales for the Pressure Cylinders operating segment.

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

In the United States and Canada, high-pressure and low-pressure cylinders are primarily manufactured in accordance with United States Department of Transportation and Transport Canada specifications. Outside the United States and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards.

In the United States and Canada, Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market, one principal domestic competitor in the low-pressure LPG cylinder market and one principal domestic competitor in the high-pressure cylinder market. There are also several foreign competitors in these markets. Worthington Cylinders believes that it has the largest domestic market share in both low-pressure cylinder markets. In the European high-pressure cylinder market, there are several competitors. Worthington Cylinders believes that it is a leading producer in both the high-pressure cylinder and low-pressure non-refillable cylinder markets in Europe. As with Worthington’s other operating segments, competition is based upon price, service and quality.

The Pressure Cylinders operating segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits; the trademark “FLAMESAVER®” to market certain low-pressure gas cylinders; the trademark “WORTHINGTON PRO GRADE®” to market certain LPG cylinders, hand torches and camping fuel cylinders; and the trademark “MAP-PRO®” to market certain hand torch cylinders; and uses the registered trademark SCI® to market certain cylinders for transportation of compressed gases for inflation of flotation bags and escape slides, Self Contained Breathing Cylinders (SCBA) for fire fighting and cylinders to contain compressed natural gas. The Pressure Cylinders operating segment intends to continue to use these trademarks and renew its registered trademarks.

As noted under “Recent Developments”, the recently acquired Piper and SCI businesses are included in the Pressure Cylinders operating segment for fiscal 2010. The Hy-Mark business will be included in the Pressure Cylinders operating segment beginning in the fiscal year ending May 31, 2011.

Metal Framing

The Metal Framing operating segment, consisting of the Dietrich Metal Framing business unit, designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States. For fiscal 2010, fiscal 2009 and fiscal 2008, the percentage of consolidated net sales generated by the Metal Framing operating segment was approximately 17%, 25% and 26%, respectively.

Metal Framing products include steel studs and track, floor and wall system components, roof trusses and other building product accessories, such as metal corner bead, lath, lath accessories, clips, fasteners and vinyl bead and trim.

The Metal Framing operating segment has 14 operating facilities located throughout the United States: one facility in each of Colorado, Florida, Georgia, Hawaii, Indiana, Kansas, Maryland and New Jersey, and two facilities in each of California, Ohio and Texas.

Dietrich is the largest metal framing manufacturer in the United States, supplying approximately one-third of the metal framing products sold in the United States. Dietrich serves approximately 3,100 customers, primarily consisting of wholesale distributors, commercial and residential building contractors and mass merchandisers. During fiscal 2010, Dietrich’s three largest customers represented approximately 17%, 8% and 8%, respectively, of the net sales for the operating segment, while no other customer represented more than 3% of net sales for the Metal Framing operating segment.

The light gauge metal framing industry is very competitive. Dietrich competes with seven large regional or national competitors and numerous small, more localized competitors, primarily on the basis of price, service, breadth of product line and quality. As is the case in the Steel Processing operating segment, the proximity of facilities to customers and their project sites provides a service advantage and impacts freight and shipping costs. Dietrich’s products are transported by both common and dedicated carriers. Our Metal Framing business has been an industry leader in driving code compliance for light gauge metal framing.

Dietrich uses numerous trademarks and patents in its business. Dietrich licenses from Hadley Industries the “UltraSTEEL®” registered trademark and the United States patents to manufacture “UltraSTEEL®” metal framing which is sold as an additional line to Dietrich’s standard metal framing products. Dietrich licenses from the Clark JV the patent pending nonstructural framing product under the trademarks of “ProSTUD™” and “ProTRAK™.” “FastClip™” is a trademarked line of structural connectors that are protected under various United States patents.

The “Spazzer®” registered trademark is used in connection with wall component products that are the subject of four United States patents, two foreign patents and several pending foreign patent applications. The registered trademark “TradeReady®” is used in connection with floor-system products that are the subject of five United States patents and several foreign patents. The “Clinch-On®” registered trademark is used east of the Rocky Mountains in the United States in connection with corner bead and metal trim products for gypsum wallboard. Dietrich licenses from Brady Construction Innovations, Inc. the “PROX™” and the “SLP-TRK®” registered trademarks as well as the patents to manufacture “Pro XR™” header system. Dietrich also has a number of other patents, trademarks and trade names relating to specialized products. The Metal Framing operating segment intends to continue to use these trademarks and renew its registered trademarks.

Other

The Other category consists of operating segments that do not meet the applicable aggregation criteria and materiality tests for purposes of separate disclosure as reportable business segments, and other corporate related entities. These operating segments are Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs.

The Automotive Body Panels operating segment consists of The Gerstenslager Company (“Gerstenslager”), which is ISO/TS 16949:2002 and ISO14001 certified. Gerstenslager provides stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers, primarily in the automotive industry. Gerstenslager operates two facilities in Ohio. Gerstenslager is a major supplier to the automotive past-model year market and manages more than 3,800 finished good part numbers and more than 13,400 stamping dies/fixture sets for past- and current-model year automotive and truck manufacturers, both domestic and transplant.

The Steel Packaging operating segment consists of Worthington Steelpac Systems (“Steelpac”), an ISO-9001: 2000 certified manufacturer of engineered, recyclable steel packaging solutions. Steelpac operates three facilities, with one facility in each of Indiana, Ohio and Pennsylvania. Steelpac designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for industries such as automotive, lawn and garden and recreational vehicles.

The Mid-Rise Construction operating segment, consisting of Worthington Mid-Rise Construction located in Cleveland, Ohio, designs, supplies and builds mid-rise light gauge steel framed commercial structures and multi-family housing units.

The Military Construction operating segment, consisting of Worthington Military Construction located in Franklin, Tennessee, is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military housing.

The Commercial Stairs operating segment, consisting of Worthington Stairs located in Akron, Ohio, is a manufacturer of pre-engineered steel egress stair solutions.

Segment Financial Data

Financial information for the reportable business segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

Financial Information About Geographic Areas

In fiscal 2010, our foreign operations represented 6% of consolidated net sales, 7% of earnings attributable to controlling interest, pre-tax, and 28% of consolidated net assets. Summary information about Worthington’s foreign operations is set forth in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” of this Annual Report on Form 10-K. That summary information is incorporated herein by reference. For fiscal 2010, fiscal 2009 and fiscal 2008, Worthington had operations in North America and Europe. Net sales and net fixed assets by geographic region are provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Segment Data” of this Annual Report on Form 10-K. That information is incorporated herein by reference.

Suppliers

The primary raw material purchased by Worthington is steel. We purchase steel from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. In fiscal 2010, Worthington purchased approximately 1.8 million tons of steel (65% hot-rolled, 21% galvanized and 14% cold-rolled) on a consolidated basis. Steel is purchased in large quantities at regular intervals from major primary producers, both domestic and foreign. In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders. The Pressure Cylinders and Metal Framing operating segments purchase steel to meet production schedules. For certain raw materials, there are more limited suppliers – for example, hydrogen and zinc, which are generally purchased at market prices. Since there is a limited number of suppliers in the hydrogen and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing. During fiscal 2010, the Company purchased steel from the following major suppliers, in alphabetical order: AK Steel Corporation; ArcelorMittal; California Steel Industries, Inc; Duferco Farrell Corp; Gallatin Steel Company; North Star BlueScope Steel LLC; Nucor Corporation; Severstal North America, Inc.; Steel Dynamics, Inc.; Stemcor Holdings Limited; United States Steel Corporation (“U.S. Steel”); and USS-POSCO Industries. Alcoa, Inc. was the primary aluminum supplier for the Pressure Cylinders operating segment in fiscal 2010. Major suppliers of zinc to the Steel Processing operating segment were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Industrias Peñoles; Teck Cominco Limited; U.S. Zinc; and Xstrata Zinc Canada. Approximately 29 million pounds of zinc were purchased in fiscal 2010. Worthington believes its supplier relationships are good.

Technical Services

Worthington employs a staff of engineers and other technical personnel and maintains fully equipped laboratories to support operations. These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat-rolled steel required for customer needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. To provide these services, Worthington maintains a continuing program of developmental engineering with respect to product characteristics and performance under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the United States Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO) and customer requirements. All design work complies with applicable current local and national building code requirements. An IAS (International Accreditations Service, Incorporated) accredited product-testing laboratory supports these design efforts.

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

Employees

As of May 31, 2010, Worthington employed approximately 6,400 employees in its operations, including unconsolidated joint ventures. Approximately 13% of these employees were represented by collective bargaining units. Worthington believes it has good relationships with its employees in general, including those covered by collective bargaining units.

Joint Ventures

As part of a strategy to selectively develop new products, markets and technological capabilities and to expand an international presence, while mitigating the risks and costs associated with those activities, Worthington participates in one consolidated and seven unconsolidated joint ventures.

Consolidated

•

Spartan is a 52%-owned consolidated joint venture with a subsidiary of Severstal North America, Inc. (“Severstal”), located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. Spartan’s financial results are fully consolidated into the Steel Processing reportable business segment. The equity owned by Severstal is shown as noncontrolling interest on the Company’s consolidated balance sheets and Severstal’s portion of net earnings is included as net earnings attributable to noncontrolling interest in the Company’s consolidated statements of earnings.

Unconsolidated

•

The Clark JV is a 50%-owned joint venture with ClarkWestern Building Systems, Inc. The purpose of the Clark JV is to develop, test and obtain approvals for metal framing stud designs and to develop, own and license intellectual property related to such designs. The Clark JV does not manufacture or sell any products, but will license its designs to its members and possibly to third parties.

•

LEFCO Worthington, LLC (“LEFCO Worthington”), a 49%-owned joint venture with LEFCO Industries, is a minority business enterprise which offers engineered wooden crates, specialty pallets and steel rack systems for a variety of industries. LEFCO Worthington operates one manufacturing facility in Cleveland, Ohio.

•

Samuel Steel Pickling Company (“Samuel”), a 31.25%-owned joint venture with Samuel Manu-Tech Pickling, operates a steel pickling facility in Twinsburg, Ohio, and one in Cleveland, Ohio. Samuel specializes in in-line slitting, side trimming, pickle dry, under winding and the application of dry lube coatings during the pickling process.

•

Serviacero Planos, S.A. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three facilities in Mexico, one each in Leon, Queretaro and Monterrey. Serviacero Worthington provides steel processing services such as slitting, multi-blanking and cutting-to-length to customers in a variety of industries including automotive, appliance, electronics and heavy equipment.

•

TWB Company, L.L.C. (“TWB”), a 45%-owned joint venture with ThyssenKrupp Steel North America, Inc., is a leading North American supplier of tailor welded blanks. TWB produces laser-welded blanks for use in the automotive industry for products such as inner-door panels, body sides, rails and pillars. TWB operates facilities in: Prattville, Alabama; Monroe, Michigan; and in Puebla, Ramos Arizpe (Saltillo) and Hermosillo, Mexico.

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of Armstrong World Industries, Inc., is one of the three largest global manufacturers of suspension grid systems for concealed and lay-in panel ceilings used in residential ceiling markets. It competes with the two other global manufacturers and numerous smaller manufacturers. WAVE operates eight facilities in six countries: Aberdeen, Maryland; Benton Harbor, Michigan; and North Las Vegas, Nevada, within the United States; Shanghai, the Peoples Republic of China; Team Valley, United Kingdom; Prouvy, France; Marval, Pune, India; and Madrid, Spain.

•

Worthington Specialty Processing (“WSP”), a 51%-owned joint venture with U.S. Steel, operates three steel processing facilities located in Canton, Jackson and Taylor, Michigan, which are managed by Worthington Steel. WSP serves primarily as a toll processor for U.S. Steel and others. Its services include slitting, blanking, cutting-to-length, laser welding, tension leveling and warehousing. WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

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

Item 1A. — Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K. These risks are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

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

The domestic auto industry is currently experiencing a very difficult operating environment, which has resulted in and will likely continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. Many automotive manufacturers and their suppliers have reduced production levels and eliminated manufacturing capacity, through the closure of facilities, extension of temporary shutdowns, reduction in operations and other cost reduction actions. The difficulties faced by these industries are likely to continue to adversely affect our business.

Financial difficulties and bankruptcy filings by customers could have an adverse impact on our business.    Many of our customers are experiencing extremely challenging financial conditions. General Motors and Chrysler have gone through bankruptcy proceedings and both companies have implemented plans to significantly reduce production capacity and their dealership networks. Certain other customers have filed or are contemplating filing bankruptcy petitions. These and other customers may be in need of additional capital or credit to continue operations. The bankruptcies and financial difficulties of certain customers and/or failure in their efforts to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, including additional plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may default on their payment obligations to us, particularly customers in hard hit industries such as automotive and construction.

The overall weakness among automotive manufacturers and their suppliers has increased the risk that at least some of our customers, which are suppliers to the automotive industry, could have further financial difficulties. The same is true of our customers in other industries, including construction, which are also experiencing significant financial weakness. Should the economy or any applicable market not improve, the risk of bankruptcy filings by our customers will continue to increase. Such filings may result not only in a reduction in sales, but also in a loss associated with the potential inability to collect outstanding accounts receivable. While we take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

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

Our future operating results may be affected by fluctuations in raw material prices.    Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, curtailed production from major suppliers due to factors such as the closing or idling of facilities, equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g. ore, scrap, coke and energy), currency exchange rates and other factors described immediately in the preceding paragraph. This volatility can significantly affect our steel costs.

In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Decreasing steel prices may also require us to write-down the value of our inventory to reflect current market pricing, as was the case during fiscal 2009. These write- downs are discussed further in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Inventories

Our business could be harmed if we fail to maintain proper inventory levels.    We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders for Steel Processing, we anticipate and forecast customer demand for all operating segments. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if steel prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impacting our customer relationships, and resulting in lost revenues, any of which could harm our business and adversely affect our financial results.

Suppliers and Customers

The loss of significant volume from key customers could adversely affect us.    In fiscal 2010, our largest customer accounted for approximately 6% of our consolidated net sales, and our ten largest customers accounted for approximately 27% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers.

Many of our key industries, such as construction and automotive, are cyclical in nature.    These industries can be impacted by both market demand and raw material supply, particularly steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general United States or worldwide economy and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our business.

Significant sales reductions for any of the Detroit 3 automakers could have a negative impact on our business.    Approximately half of the net sales of our Steel Processing operating segment and substantially all of the net sales of the Automotive Body Panels operating segment are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers, a significant portion of our automotive sales are to Ford, General Motors, and Chrysler (the “Detroit 3”) and their suppliers.

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

Sales conflicts with our customers and/or suppliers can adversely impact us.    In some instances, we may compete with one or more customers and/or suppliers in pursuing the same business. Such conflicts can strain our relationships with those parties, which can adversely affect our future business with them.

The closing or idling of steel manufacturing facilities could have a negative impact on us.    As steel makers have reduced their production capacities by closing or idling production lines in light of the current recessionary conditions, the number of facilities from which we can purchase steel, in particular certain specialty steels, has decreased. Accordingly, if delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. Also, these closures can have an adverse effect on the supplier’s on-time delivery performance which can have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our business.

The loss of key supplier relationships could adversely affect us.    Over the years, our various manufacturing operations had developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If those relationships are disrupted, it can have an adverse effect on delivery times and the overall cost of our raw materials, which can have a negative impact on our business.

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

Sales by competitors of light guage metal framing products which are not code compliant could adversely affect us.    Our Metal Framing business has been an industry leader in driving code compliance for light gauge metal framing. If our competitors offer products which are not code compliant and thus are cheaper, and certain customers are willing to purchase such non-compliant products, it may be difficult for us to be cost competitive on these sales.

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

Business Disruptions

Disruptions to our business or the business of our customers or suppliers, could adversely impact our operations and financial results.    Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from shortages of supply or transportation, from severe weather events (such as hurricanes, floods and blizzards), from casualty events (such as explosions, fires or material equipment breakdown), from acts of terrorism, from pandemic disease, from labor disruptions or from other events (such as required maintenance shutdowns) could cause interruptions to our businesses as well as the operations of our customers and suppliers. While we maintain insurance coverage that can offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results and we can be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to the us.

Foreign

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Canada, the Czech Republic and Portugal and joint venture facilities in China, France, India, Mexico, Spain and the United Kingdom. Our Mid-Rise Construction business is also becoming more active in pursuing foreign business. The risks of doing business in foreign countries include: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; currency rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply; changes in duties or taxes; and potential issues related to matters covered by the Foreign Corrupt Practices Act or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.

The global recession and the volatility of worldwide capital and credit markets have impacted and will likely continue to significantly impact our foreign customers and markets. This has decreased demand in our foreign operations and is having significant negative impacts on our business. See, in general, the discussion under “Economic or Industry Downturns” above.

Joint Ventures

A change in the relationship between the members of any of our joint ventures may have an adverse effect on that joint venture.    Worthington has been successful in the development and operation of various joint ventures, and equity in net income from our joint ventures, particularly WAVE, has been important to our financial results. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or another event with respect to a member that adversely impacts the relationship between the members, it may adversely impact the joint venture.

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

Accounting & Tax Estimates

We are required to make accounting and tax-related estimates and judgments in preparing our consolidated financial statements.    In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred income taxes and asset impairments. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results.    We self-insure a significant portion of our potential liability for workers’ compensation, product liability, general liability, property, automobile liability and employee medical claims. In order to reduce risk, we purchase insurance from highly rated, licensed insurance carriers that covers most claims in excess of the deductible or retained amounts. We maintain reserves for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance provider to perform could have an adverse impact on our financial condition and results of operations.

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

Credit Ratings

Rating agencies may downgrade our credit ratings, which could make it more difficult for us to raise capital and could increase our financing costs.    Any downgrade in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities. The rate on some of our credit facilities is tied to our credit rating. Any downgrade would likely result in an increase in the current cost of our revolving credit facility.

Difficult Financial Markets

Should we be required to raise capital in the current financing environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital.    Although we currently have significant borrowing availability under our existing credit facilities, should those facilities become unavailable due to covenant or other defaults, or should we otherwise be required to raise capital outside existing facilities, given the current uncertainty in the financial markets, our ability to access capital and the terms under which we do so may change. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, would have a negative impact on us.

Environmental, Health and Safety

We may incur additional costs related to environmental and health and safety matters.    Our operations and facilities are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment and human health and safety. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in increased costs and capital expenditures and potentially fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Over time, we and other predecessor operators of our facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of or at facilities we have divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for the contamination of these sites, and the amount of that liability could be material. Due to our stringent commitment toward safety, it is probable that we may incur costs which exceed compliance in many areas. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site, even with respect to contamination for which we are not responsible. Changes in environmental laws, regulations or enforcement policies, including without limitation new or more stringent regulations affecting greenhouse gas emissions, could have a material adverse effect on our business, financial condition or results of operations.

Legislation and Regulation

Certain proposed legislation and regulations can have an adverse impact on the economy in general and in our markets specifically, which may adversely affect our business.    For example, legislation and regulations proposing increases in taxation on or heightened regulation of carbon emissions may result in higher prices for steel, higher prices for utilities required to run our facilities, higher fuel costs for us and our shippers and other adverse impacts. To the extent this or other new legislation or regulation increases our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits. Likewise, to the extent new legislation or regulation would have an adverse effect on the economy, our markets or the ability of domestic businesses to compete against foreign operations, it could also have an adverse impact on us.

Impairment Charges

Continued or enhanced weakness in the economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth.    We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable. When a potential impairment is indicated, accounting standards require a charge to be recognized in the consolidated financial statements if the carrying amount of an asset or group of assets exceeds the fair value of that asset or group of assets. The loss recognized would be the difference between the fair value and the carrying amount of the asset or group of assets.

Item 1B. — Unresolved Staff Comments

None.

Item 2. — Properties.

General

The principal corporate offices of Worthington Industries, as well as the corporate offices for Worthington Steel, Worthington Cylinders and Dietrich, are located in a leased office building in Columbus, Ohio, containing approximately 117,700 square feet. Worthington also owns three facilities used for administrative and medical purposes in Columbus, Ohio, containing an aggregate of approximately 166,000 square feet. As of May 31, 2010, Worthington owned or leased a total of approximately 9,700,000 square feet of space for operations, of which approximately 8,200,000 square feet (9,200,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to ten years. For information concerning rental obligations, see the discussion of contractual obligations under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Operating Leases” of this Annual Report on Form 10-K. Worthington believes the distribution and office facilities provide adequate space for operations and are well maintained and suitable.

Excluding joint ventures, Worthington operates 41 manufacturing facilities and ten warehouses. The manufacturing facilities are well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

The Steel Processing operating segment, which includes the consolidated joint venture Spartan, operates ten manufacturing facilities, nine of which are wholly-owned, containing a total of approximately 2,860,000 square feet, and one of which is leased, containing approximately 150,000 square feet. These facilities are located in Alabama, California, Indiana, Maryland, Michigan (2), and Ohio (4). This operating segment also owns one warehouse in Ohio, containing approximately 110,000 square feet, one warehouse in Michigan, containing approximately 100,000 square feet, and one warehouse in California, containing approximately 60,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

The Pressure Cylinders operating segment operates nine owned manufacturing facilities and one leased manufacturing facility, which are located in California, Mississippi, Ohio (3), Wisconsin, Austria, Canada, the Czech Republic and Portugal, containing a total of approximately 1,800,000 square feet. The Pressure

Cylinders operating segment also operates two owned warehouses, one in Austria and one in Czech Republic, containing a total of approximately 97,000 square feet and two leased warehouses, one in Ohio and one in Canada, containing a total of approximately 95,000 square feet.

Metal Framing

The Metal Framing operating segment operates 14 manufacturing facilities. These facilities are located in California (2), Colorado, Florida, Georgia, Hawaii, Indiana, Kansas, Maryland, New Jersey, Ohio (2), and Texas (2). Of these manufacturing facilities, seven are leased, containing a total of approximately 490,000 square feet, and seven are owned, containing a total of approximately 1,300,000 square feet. This operating segment operates one warehouse in Ohio which is owned and contains approximately 314,000 square feet. This operating segment also owns and operates an administrative facility containing approximately 37,000 square feet in Indiana; and leases administrative space in three locations, containing an aggregate of approximately 30,000 square feet, in California, Indiana and Pennsylvania. During fiscal 2009, the Metal Framing corporate and administrative offices were closed and moved from Pennsylvania to Columbus, Ohio. As part of the Transformation Plan announced by the Company in September 2007, this operating segment has ceased manufacturing operations at eleven facilities: two owned and nine leased facilities. The two owned facilities are currently up for sale. Of the leased facilities, one lease expired concurrently with the closing of the facility and the other eight leases, which expire between 2010 and 2015, are being offered for subletting.

Other

Steelpac operates three facilities, one each in Indiana, Ohio and Pennsylvania. The manufacturing facilities in Indiana and Pennsylvania are leased and contain a total of approximately 290,000 square feet; and the facility located in Ohio is owned and contains approximately 21,000 square feet. Gerstenslager owns and operates two manufacturing facilities, both located in Ohio, containing a total of approximately 1,100,000 square feet; leases approximately 150,000 square feet in one warehouse in Ohio; and owns approximately 135,000 square feet in one warehouse in Ohio. Military Construction operates a manufacturing facility in Tennessee which contains approximately 4,500 square feet and leases approximately 1,800 square feet for administrative offices in Hawaii. Mid-Rise Construction leases and operates a manufacturing facility in Washington which contains approximately 19,000 square feet and leases administrative space containing approximately 16,500 square feet in Ohio. Commercial Stairs leases one manufacturing facility in Ohio, which contains approximately 200,000 square feet.

Joint Ventures

The Spartan consolidated joint venture owns and operates one manufacturing facility in Michigan, which is included in the number disclosed above for the Steel Processing operating segment. The unconsolidated joint ventures operate a total of 23 manufacturing facilities, located in Alabama, Maryland, Michigan (6), Nevada and Ohio (4), domestically, and in China, France, India, Mexico (6), Spain and the United Kingdom, internationally.

Item 3. — Legal Proceedings

Various legal proceedings, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on the financial position, results of operation or cash flows of the Company.

Notwithstanding the statement above, see “Item 8 – Financial Statements and Supplementary Data– Notes to Consolidated Financial Statements – Note G – Contingent Liabilities and Commitments” within this Annual Report on Form 10-K for additional information regarding certain litigation during fiscal 2010.

Item 4. — [Reserved]

Supplemental Item — Executive Officers of the Registrant

The following table lists the names, positions held and ages of the Registrant’s executive officers as of July 30, 2010:

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	56	Chairman of the Board and Chief Executive Officer; a Director	1996
George P. Stoe	64	President and Chief Operating Officer	2008
B. Andrew Rose	40	Vice President and Chief Financial Officer	2008
Dale T. Brinkman	57	Vice President-Administration, General Counsel and Secretary	2000
Harry A. Goussetis	56	President, Worthington Cylinder Corporation	2005
Matthew A. Lockard	41	Vice President-Corporate Development and Treasurer	2009
John E. Roberts	55	President, Dietrich Industries, Inc.	2007
Ralph V. Roberts	63	Senior Vice President-Marketing	2006
Mark A. Russell	47	President, The Worthington Steel Company	2007
Eric M. Smolenski	40	Vice President-Human Resources	2005
Richard G. Welch	52	Controller	2000
Virgil L. Winland	62	Senior Vice President-Manufacturing	2001

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

B. Andrew ‘Andy’ Rose has served as Vice President and Chief Financial Officer of Worthington Industries since December 2008. From 2007 to 2008, he served as a senior investment professional with MCG Capital Corporation; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs. Prior to 2002, Mr. Rose was vice president of private equity at Wachovia Capital Associates, a private equity firm.

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

Matthew A. Lockard has served as Treasurer of Worthington Industries since February 2009, and as Vice President-Corporate Development of Worthington Industries since July 2005. From April 2001 to July 2005, Mr. Lockard served as Vice President-Global Business Development for Worthington Cylinder Corporation. Mr. Lockard served in various other positions with Worthington Industries from January 1994 to April 2001.

John E. Roberts has served as President of Dietrich Industries, Inc. since October 2007, and prior thereto, served as its Vice President of Sales and Marketing from June 2007 to October 2007. He was Regional General Manager, Director of Sales and Marketing for Owens Corning, a producer of residential and commercial building materials, from June 1996 through June 2007.

Ralph V. Roberts has served as Senior Vice President-Marketing of Worthington Industries since January 2001, and served as President of Worthington Integrated Building Systems, LLC from November 2006 to January 2010. From June 1998 through January 2001, he served as President of The Worthington Steel Company, and he held various other positions with Worthington Industries from December 1973 to June 1998, including Vice President-Corporate Development and Chief Executive Officer of the WAVE joint venture.

Mark A. Russell has served as President of The Worthington Steel Company since February 2007. From August 2004 through February 2007, Mr. Russell was a partner in Russell & Associates, an acquisition group formed to acquire aluminum products companies. Mr. Russell served as Chief Executive Officer of Indalex Inc., a producer of extruded aluminum products, from January 2002 to March 2004.

Eric M. Smolenski has served as Vice President-Human Resources of Worthington Industries since January 2004. From January 2001 to January 2004, Mr. Smolenski served as the Director of Corporate Human Resources Services of Worthington Industries, and he served in various other positions with Worthington Industries from January 1994 to January 2001.

Richard G. Welch has served as the Corporate Controller of Worthington Industries since March 2000 and prior thereto, he served as Assistant Controller of Worthington Industries from August 1999 to March 2000. He served as Principal Financial Officer of Worthington Industries on an interim basis from September 2008 to December 2008.

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

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of July 23, 2010, Worthington Industries had 7,141 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2010 and fiscal 2009, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2010 and fiscal 2009.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2010 Quarter Ended
August 31, 2009	$11.19	$15.49	$13.17	$0.10
November 30, 2009	$11.05	$15.95	$11.71	$0.10
February 28, 2010	$11.47	$17.35	$15.84	$0.10
May 31, 2010	$13.95	$17.67	$14.72	$0.10

Fiscal 2009 Quarter Ended
August 31, 2008	$16.65	$24.11	$17.60	$0.17
November 30, 2008	$8.83	$18.99	$13.28	$0.17
February 28, 2009	$8.20	$13.89	$8.20	$0.17
May 31, 2009	$7.15	$15.88	$13.99	$0.10

Dividends are declared at the discretion of Worthington Industries’ Board of Directors. Worthington Industries’ Board of Directors declared quarterly dividends of $0.17 per common share in fiscal 2009, until reducing the dividend declared in the fourth quarter of fiscal 2009 to $0.10 per common share. A $0.10 per common share dividend was declared for each quarter of fiscal 2010. The Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based upon Worthington Industries’ financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee this will continue in the future.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2005, in Worthington Industries’ common shares and each index.

* $100 invested on 5/31/05 in common shares or index. Assumes reinvestment of dividends when received. Fiscal year ending May 31.

	5/05	5/06	5/07	5/08	5/09	5/10
Worthington Industries, Inc.	$100.00	$105.34	$135.33	$132.32	$98.00	$106.08
S&P Midcap 400 Index	$100.00	$115.57	$140.05	$136.55	$90.81	$122.16
S&P 1500 Steel Composite Index	$100.00	$192.33	$297.80	$368.45	$147.06	$184.82

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2010, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2010, the S&P 1500 Steel Composite Index included 12 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: AK Steel Holding Corporation; Allegheny Technologies Incorporated; A.M. Castle & Co.; Carpenter Technology Corporation; Cliffs Natural Resources Inc.; Commercial Metals Company; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; United States Steel Corporation; and Worthington Industries.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended May 31, 2010:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2010	12,137	(2)	$17.41	-	8,449,500
April 1-30, 2010	-		-	-	8,449,500
May 1-31, 2010	66,982	(2)	$15.96	-	8,449,500

Total	79,119		$16.18	-	8,449,500

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On September 26, 2007, Worthington Industries announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 8,449,500 common shares were available under this repurchase authorization as of May 31, 2010. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)	Reflects common shares tendered by employees to cover the cost of exercising options. These common shares were not part of the 10,000,000 share repurchase authorization noted above.

The Company has begun to repurchase common shares under this authorization during the first quarter of the fiscal year ending May 31, 2011. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note U – Subsequent Events” within this Annual Report on Form 10-K for additional information regarding common share repurchase activity subsequent to May 31, 2010.

Item 6. — Selected Financial Data

	Fiscal Year Ended May 31,
(in thousands, except per share)	2010	2009	2008	2007	2006
FINANCIAL RESULTS
Net sales	$1,943,034	$2,631,267	$3,067,161	$2,971,808	$2,897,179
Cost of goods sold	1,663,104	2,456,533	2,711,414	2,610,176	2,525,545

Gross margin	279,930	174,734	355,747	361,632	371,634
Selling, general and administrative expense	218,315	210,046	231,602	232,487	214,030
Impairment of long-lived assets	35,409	96,943	-	-	-
Restructuring and other expense	4,243	43,041	18,111	-	-

Operating income (loss)	21,963	(175,296)	106,034	129,145	157,604
Miscellaneous income (expense)	1,127	(2,329)	620	963	4,564
Gain on sale of investments in unconsolidated affiliates	-	8,331	-	-	26,609
Interest expense	(9,534)	(20,734)	(21,452)	(21,895)	(26,279)
Equity in net income of unconsolidated affiliates	64,601	48,589	67,459	63,213	56,339

Earnings (loss) before income taxes	78,157	(141,439)	152,661	171,426	218,837
Income tax expense (benefit)	26,650	(37,754)	38,616	52,112	66,759

Net earnings (loss)	51,507	(103,685)	114,045	119,314	152,078
Net earnings attributable to noncontrolling interest	6,266	4,529	6,968	5,409	6,088

Net earnings (loss) attributable to controlling interest	$45,241	$(108,214)	$107,077	$113,905	$145,990

Earnings (loss) per share – diluted:
Net earnings (loss) per share attributable to controlling interest	$0.57	$(1.37)	$1.31	$1.31	$1.64

Depreciation and amortization	$64,653	$64,073	$63,413	$61,469	$59,116
Capital expenditures (including acquisitions and investments)	98,275	109,491	97,343	90,418	66,904
Cash dividends declared	31,676	48,115	54,640	58,380	60,110
Per common share	$0.40	$0.61	$0.68	$0.68	$0.68
Average common shares outstanding –diluted	79,143	78,903	81,898	87,002	88,976

FINANCIAL POSITION
Current assets	$782,285	$598,935	$1,104,970	$969,383	$996,241
Current liabilities	379,802	372,080	664,895	420,494	490,786

Working capital	$402,483	$226,855	$440,075	$548,889	$505,455

Property, plant and equipment, net	$506,163	$521,505	$549,944	$564,265	$546,904
Total assets	1,520,347	1,363,829	1,988,031	1,814,182	1,900,397
Total debt	250,238	239,393	380,450	276,650	252,684
Total shareholders’ equity – controlling interest	711,413	706,069	885,377	936,001	945,306
Per share	$8.98	$8.94	$11.16	$11.02	$10.66
Common shares outstanding	79,217	78,998	79,308	84,908	88,691

The acquisition of the steel processing assets of Gibraltar Industries, Inc. and its subsidiaries has been reflected since February 2010. Our Metal Framing operations in Canada have been excluded since their disposition in November 2009. The acquisition of the membership interests of Structural Composites Industries, LLC has been reflected since September 2009. The acquisition of the assets related to the businesses of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. has been reflected since June 2009. The acquisition of the Laser Products assets has been reflected since July 2008. The acquisition of The Sharon Companies Ltd. assets has been reflected since June 2008. The acquisition of the capital stock of Precision Specialty Metals, Inc. has been reflected since August 2006.

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

Introduction

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), is primarily a diversified metals processing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinder products such as propane, refrigerant, oxygen, hand torch and camping cylinders, scuba tanks and helium balloon kits; light gauge steel framing for commercial and residential construction; framing systems and stairs for mid-rise buildings; current and past model automotive service stampings; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings and laser welded blanks. Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications and pursuing strategic acquisitions and joint ventures.

As of May 31, 2010, excluding our joint ventures, we operated 41 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and Metal Framing. Other operating segments, which do not meet the materiality tests for purposes of separate disclosure, include Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs. We also held equity positions in eight joint ventures, which operated an additional 24 manufacturing facilities worldwide as of May 31, 2010. For more information on our operating segments, please refer to “Part I – Item 1. – Business” of this Annual Report on Form 10-K.

Overview

During our fiscal year ended May 31, 2010 (“fiscal 2010”), we began to recover from the global recession that, from an earnings perspective, resulted in our fiscal year ended May 31, 2009 (“fiscal 2009”) being the worst in our Company’s history. The recession negatively affected automotive production, particularly for General Motors and Chrysler, as they both filed for bankruptcy protection in calendar 2009. However, since the settlement of the bankruptcies, automotive production seems to have stabilized and shown signs of strengthening, providing for some of the recovery in our Steel Processing operating segment. In addition, we acquired the steel processing assets of Gibraltar Industries, Inc., which have been fully integrated into our Steel Processing operating segment and generated positive earnings since the acquisition.

In our Pressure Cylinders operating segment, the global recession had the most impact on our industrial gas, air brake and forklift product lines. The industrial gas and air brake cylinders are the primary products in our European operations, which have suffered through the recession. However, during fiscal 2010, we continued to see strong demand across most of the other cylinder product lines; and, toward the end of the year, we began to see some modest improvement in our European operations. During fiscal 2010, we completed two acquisitions in the Pressure Cylinders operating segment, as noted below, which increased our product offerings.

Activity in the construction market continues to be stagnant. The recession in the construction market has not only affected our Metal Framing operating segment, but also the operations of our previously reported Construction Services operating segment. Lower projections in these segments led to the impairment of Metal Framing’s goodwill in fiscal 2009 and the impairment of Construction Services’ goodwill and certain other of its intangible assets in fiscal 2010. The Metal Framing operating segment has been challenged for more than a year with weak demand. Volumes were down 39% from fiscal 2009 and 58% from the fiscal year ended May 31, 2008 (“fiscal 2008”). We have responded by sizing the business to keep pace with the current demand by closing facilities and reducing headcount. In addition to reducing costs, we introduced a new flat-rolled steel product, ProStud™, during fiscal 2010. This provides us with an additional product that will hopefully improve sales and capture market share. Our joint ventures continue to perform well, despite weak market conditions.

Much of our response to the recession has been driven by the Transformation Plan (the “Transformation Plan”), which began in the first quarter of fiscal 2008, prior to the beginning of the recession. We continued to execute our Transformation Plan through fiscal 2010. In our Steel Processing operating segment, we have completed the diagnostic and implementation phases at each of our core facilities. Additionally, we have initiated the diagnostic process at our west coast stainless steel operation and our newly acquired facility in Cleveland, as well as in our Mexican joint venture, Serviacero. We anticipate that we will have substantially completed the Transformation Plan process at these facilities and one additional Steel Processing facility by December 31, 2010. In our Metal Framing operating segment, we have substantially completed the Transformation Plan process at eight facilities and anticipate completing the process at four additional facilities by December 31, 2010. We expect to incur additional restructuring charges relating to the Transformation Plan as we progress through the remaining Metal Framing and Steel Processing facilities, although these charges should decline over the coming quarters. The need for other restructuring charges will depend largely on recommendations developed from the Transformation Plan. We believe that the Transformation Plan has lowered the break-even points of our facilities and has positioned us to respond more quickly to current and future opportunities and challenges.

Market & Industry Overview

No single customer contributed more than 10% of our consolidated net sales for fiscal 2010. Our consolidated net sales breakdown by end user market is illustrated by the following chart. Substantially all of the net sales of our Metal Framing, Mid-Rise Construction, Military Construction, and Commercial Stairs operating segments, as well as approximately 16% of the net sales of our Steel Processing operating segment, are to the construction market, both residential and non-residential. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including the United States of America gross domestic product (“U.S. GDP”), the Dodge Index of construction contracts and trends in the relative price of framing lumber and steel. Construction is also the predominant end market for our joint venture, Worthington Armstrong Venture (“WAVE”). The net sales of WAVE are not consolidated in our results; however, adding our ownership percentage of joint venture net sales to our reported net sales would not materially change the consolidated net sales breakdown in the following chart.

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing operating segment. Approximately 46% of the net sales of our Steel Processing operating segment, and substantially all of the net sales of our Automotive Body Panels operating segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within these two operating segments. The majority of the net sales from four of our unconsolidated joint ventures are also to the automotive end market. These net sales are not consolidated in our results; however, adding our ownership percentage of joint venture net sales to our reported net sales would not materially change the consolidated net sales breakdown in the above chart.

The net sales of our Pressure Cylinders and Steel Packaging operating segments, and approximately 38% of the net sales of our Steel Processing operating segment, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture and appliance. Given the many different product lines that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP is generally a good economic indicator for analyzing this activity.

We use the following information to monitor our costs and demand in our major end markets:

	Fiscal Year Ended May 31,			Inc / (Dec)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
U.S. GDP (% growth year-over-year)	0.1%	-1.0%	2.4%	1.1%	-3.4%
Hot-Rolled Steel ($ per ton) [1]	$549	$726	$636	$(177)	$90
Detroit Three Auto Build (000s vehicles) [2]	5,650	5,606	8,643	44	(3,037)
No. America Auto Build (000s vehicles) [2]	10,643	9,880	14,662	763	(4,782)
Dodge Index	89	98	130	(9)	(32)
Framing Lumber ($ per 1,000 board ft) [3]	$271	$230	$269	$41	$(39)
Zinc ($ per pound) [4]	$0.94	$0.65	$1.24	$0.29	$(0.59)
Natural Gas ($ per mcf) [5]	$4.35	$7.02	$7.66	$(2.67)	$(0.64)
Retail Diesel Prices, All types ($ per gallon) [6]	$2.77	$3.17	$3.41	$(0.40)	$(0.24)

1 CRU Index; annual average     2 CSM Autobase     3 Random Lengths; annual average     4 LME Zinc; annual average     5 NYMEX Henry Hub Natural Gas; annual average     6 Energy Information Administration; annual average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that year-over-year increasing U.S. GDP growth rates can signal, or be indicative of, changes in conversion costs related to production and in selling, general and administrative expenses (“SG&A expenses”). Conversely, the opposite is also generally true. Decreases in U.S. GDP growth rates can signal negative trends in our results, as a weaker economy generally reduces demand and pricing for our products.

In recent years, the market price of hot-rolled steel has been one of the most significant factors impacting selling prices and has materially impacted earnings, particularly on a quarter to quarter basis. When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. The following table shows the average market price per ton of hot-rolled steel for the last two fiscal years.

(dollars per ton 1 )
	Fiscal Year		Inc / (Dec)
	2010	2009	2010 vs. 2009
1st Quarter	$439	$1,067	$(628)	-58.9%
2nd Quarter	$538	$873	$(335)	-38.4%
3rd Quarter	$549	$527	$22	4.2%
4th Quarter	$669	$437	$232	53.1%
Annual Avg.	$549	$726	$(177)	-24.4%

1 CRU Index

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it tracks actual construction starts. The relative price of framing lumber, an alternative construction material against which we compete, can also affect our Metal Framing operating segment, as certain applications may permit the use of this alternative building material.

The market trends of certain other commodities such as zinc, natural gas and diesel fuel can be important to us as they represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Fiscal 2010 Business Developments

•

On June 1, 2009, we purchased substantially all of the assets related to the businesses of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively, “Piper”). These assets have been included in our Pressure Cylinders operating segment. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE P – Acquisitions” for more information.

•

On July 13, 2009, the Serviacero Worthington joint venture opened its greenfield steel processing facility near Monterrey, Mexico. The 65,000 square foot facility, with rail access, currently operates a slitting and packaging line.

•

On August 12, 2009, our Metal Framing operating segment announced the formation of a joint venture with ClarkWestern Building Systems, Inc., to co-develop the new ProSTUDTM drywall framing product. The components of the product are lightweight and feature a number of technological advances to enhance rigidity.

•

On September 3, 2009, the Pressure Cylinders operating segment purchased the membership interests of Structural Composites Industries, LLC (“SCI”). SCI produces lightweight, aluminum-lined, composite-wrapped high pressure cylinders which enhanced the Pressure Cylinders operating segment’s growing product line. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE P – Acquisitions” for more information.

•	On September 30, 2009, we announced the consolidation, within our Metal Framing operating segment, of our Joliet, Illinois, roll forming operations into our Hammond, Indiana, facility.

•

On November 2, 2009, our Metal Framing operating segment formed a strategic alliance with Bailey Metal Products Limited (“Bailey”) that included the sale of our Metal Framing operations in Canada to Bailey. The alliance provides for Bailey to be the exclusive distributor of Metal Framing’s proprietary and vinyl products in Canada, and Bailey has licensed its paper-faced metal corner bead product to Metal Framing to manufacture and sell in most of the United States.

•

On February 1, 2010, the Steel Processing operating segment acquired the steel processing assets of Gibraltar Industries, Inc. and its subsidiaries (the “Gibraltar Assets”). The acquisition expands the capabilities of our existing cold-rolled strip business and our ability to service the needs of new and existing customers. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE P – Acquisitions” for more information.

•

On April 13, 2010, we issued $150.0 million aggregate principal amount of senior notes due 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The Company used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
(dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$1,943.0	100.0%	$2,631.3	100.0%	$(688.3)
Cost of goods sold	1,663.1	85.6%	2,456.6	93.4%	(793.5)

Gross margin	279.9	14.4%	174.7	6.6%	105.2
Selling, general and administrative expense	218.3	11.2%	210.0	8.0%	8.3
Impairment of long-lived assets	35.4	1.8%	97.0	3.7%	(61.6)
Restructuring and other expense	4.2	0.2%	43.0	1.6%	(38.8)

Operating income (loss)	22.0	1.1%	(175.3)	-6.7%	197.3
Miscellaneous income (expense)	1.1	0.1%	(2.4)	-0.1%	(3.5)
Gain on sale of investment in Aegis Metal Framing, LLC	-	0.0%	8.3	0.3%	(8.3)
Interest expense	(9.5)	-0.5%	(20.7)	-0.8%	(11.2)
Equity in net income of unconsolidated affiliates	64.6	3.3%	48.6	1.8%	16.0
Income tax (expense) benefit	(26.7)	-1.4%	37.8	1.4%	64.5

Net earnings (loss)	51.5	2.7%	(103.7)	-3.9%	155.2
Net earnings attributable to noncontrolling interest	(6.3)	-0.3%	(4.5)	-0.2%	(1.8)

Net earnings (loss) attributable to controlling interest	$45.2	2.3%	$(108.2)	-4.1%	$153.4

Net earnings (loss) represents the results for our consolidated operations, including 100% of our consolidated joint venture, Spartan Steel Coating, LLC (“Spartan”), of which we own 52%. The net earnings attributable to noncontrolling interest, or 48% of Spartan, is subtracted to arrive at net earnings (loss) attributable to controlling interest. For fiscal 2010, the net earnings attributable to controlling interest were $45.2 million, compared to a net loss attributable to controlling interest of $108.2 million for fiscal 2009.

•

Net sales in fiscal 2010 decreased $688.3 million from fiscal 2009 to $1,943.0 million. Decreased volumes, primarily in our Metal Framing, Mid-Rise Construction and Military Construction operating segments, lowered net sales by $363.3 million. Lower average selling prices made up the remaining decrease, lowering net sales by $325.0 million. Selling prices are affected by the market price of steel, which averaged $549 per ton for fiscal 2010 as compared to an average of $726 per ton for fiscal 2009 (down 24%).

•

Gross margin in fiscal 2010 increased $105.2 million from fiscal 2009, and as a percent of net sales increased to 14.4% from 6.6%. This was primarily due to a $129.4 million improvement in the spread between selling prices and material costs, and $60.9 million in savings and efficiencies in manufacturing expenses, largely as a result of the Transformation Plan. The improved spread and manufacturing efficiencies were partially offset by depressed volumes, which reduced the gross margin by $85.1 million.

•

SG&A expense increased $8.3 million from fiscal 2009, largely as a result of higher profit sharing and bonus expense. Improvements in current year earnings and lower award achievement in the prior year resulted in an $18.7 million increase in fiscal 2010 expense. This was partially offset by decreased bad debt expense of $9.2 million in fiscal 2010, primarily related to large automotive customers in the Steel Processing and Automotive Body Panels operating segments emerging from bankruptcy, making payments on their accounts and no longer requiring previously established allowances due to risks of insolvency.

•

Impairment charges of $35.4 million for fiscal 2010 represented the third quarter write-off of goodwill and impairment charges for the previously reported Construction Services operating segment ($32.7 million) and the second quarter impairment of long-lived assets related to the Steel Packaging operating segment ($2.7 million). The fiscal 2009 goodwill impairment charge of $97.0 million related to the Metal Framing operating segment. The restructuring and other expense charges of $4.2 million in fiscal 2010 and $43.0 million in fiscal 2009 related to the Transformation Plan, and included costs related to professional fees, facility closures and job reductions.

•

Interest expense of $9.5 million in fiscal 2010 declined $11.2 million from fiscal 2009 due to lower interest rates and lower average borrowings. We redeemed $118.5 million of 6.70% senior notes due December 1, 2009 (the “2009 Notes”) in June 2009, and the remaining $19.5 million of the 2009 Notes upon maturity in December 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities, which carry a much lower interest rate than the 2009 Notes.

•

Equity in net income of unconsolidated affiliates of $64.6 million was largely made up of earnings from our WAVE joint venture, which were up 6%. Although WAVE is predominantly in the construction market, a majority of its sales go to the renovation sector, which has not been as heavily affected by the general downturn in the construction markets. Most of our other joint ventures also experienced improvements in their earnings. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about our participation in unconsolidated joint ventures.

•

Income tax expense for fiscal 2010 was $26.7 million compared to a tax benefit of $37.8 million from the net loss in fiscal 2009. The fiscal 2010 expense represents an effective tax rate attributable to controlling interest of 37.1% versus 25.9% in fiscal 2009. These rates are calculated on net earnings or loss attributable to controlling interest, as reflected in our consolidated statements of earnings. The change in the effective tax rate attributable to controlling interest was primarily due to the weakness in our European cylinders operations, resulting in a higher mix of domestic income, which is taxed at a higher rate relative to foreign income, and the non-deductible goodwill impairment in fiscal 2009. In addition, a $3.0 million valuation allowance was recorded during the fourth quarter of fiscal 2010 against deferred tax assets, related to net operating losses previously reported in state income tax filings, of the Metal Framing operating segment.

The 37.1% rate is higher than the federal statutory rate of 35.0%, largely as a result of the change in valuation allowances, income tax accruals for tax audit resolutions and changes in estimated deferred taxes (collectively increasing the rate by 6.6%). These impacts are partially offset by benefits from the qualified production activities deduction and lower tax rates on foreign income (collectively decreasing the rate by 3.7%). For additional information regarding the deviation from statutory income tax rates, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Income Taxes.”

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$989.0	100.0%	$1,183.0	100.0%	$(194.0)
Cost of goods sold	853.2	86.3%	1,167.4	98.7%	(314.2)

Gross margin	135.8	13.7%	15.6	1.3%	120.2
Selling, general and administrative expense	84.9	8.6%	79.8	6.7%	5.1
Restructuring and other expense (income)	(0.5)	-0.1%	3.9	0.3%	(4.4)

Operating income (loss)	$51.4	5.2%	$(68.1)	-5.8%	$119.5

Material cost	$685.3		$991.4		$(306.1)
Tons shipped (in thousands)	2,055		2,011		44

Net sales and operating income (loss) highlights were as follows:

•

Net sales decreased by $194.0 million from fiscal 2009 to $989.0 million. The decrease was primarily attributable to lower average pricing ($217.1 million) due to the lower base prices of hot-rolled steel during fiscal 2010. Partially offsetting the decrease was stronger demand, particularly in the automotive market, as well as additional net sales resulting from the acquisition of the Gibraltar Assets in fiscal 2010.

•

Operating income was $51.4 million in fiscal 2010, compared to an operating loss of $68.1 million in fiscal 2009. Stronger demand, driven by the improved economy and a larger spread between average selling prices and material costs, along with the acquisition of the Gibraltar Assets, resulted in an aggregate $119.5 million increase to operating income. SG&A expense was $5.1 million higher than in fiscal 2009, primarily due to higher profit sharing and bonus expenses, as well as the acquisition of the Gibraltar Assets, but was partially offset by a reduction in bad debt expense. Restructuring and other expense in fiscal 2009 related largely to the Transformation Plan.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$467.6	100.0%	$537.4	100.0%	$(69.8)
Cost of goods sold	376.0	80.4%	429.8	80.0%	(53.8)

Gross margin	91.6	19.6%	107.6	20.0%	(16.0)
Selling, general and administrative expense	61.2	13.1%	45.4	8.4%	15.8
Restructuring and other expense	0.3	0.1%	1.0	0.2%	(0.7)

Operating income	$30.1	6.4%	$61.2	11.4%	$(31.1)

Material cost	$208.3		$257.5		$(49.2)
Units shipped (in thousands)	55,436		47,639		7,797

Net sales and operating income highlights were as follows:

•

Net sales of $467.6 million represented a decrease of $69.8 million from fiscal 2009. Weak demand, primarily in our European operations, and lower average selling prices were the drivers behind this decrease. The decrease in net sales was partially offset by the SCI and Piper acquisitions, which took place during fiscal 2010 and contributed $43.1 million in net sales.

•

Operating income in fiscal 2010 decreased $31.1 million from fiscal 2009. An unfavorable change in the sales mix reduced gross margin by $21.4 million, while operational improvements and efficiencies in manufacturing expenses aided gross margin by $5.4 million. Gross margin as a percentage of net sales was stable at 19.6%. SG&A expenses increased $15.8 million, primarily due to the acquisitions of Piper and SCI, charges and expenses related to litigation and an increased share of corporate profit sharing, bonus and other expenses.

Metal Framing

The following table presents a summary of operating results for the Metal Framing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$330.6	100.0%	$661.0	100.0%	$(330.4)
Cost of goods sold	294.6	89.1%	638.1	96.5%	(343.5)

Gross margin	36.0	10.9%	22.9	3.5%	13.1
Selling, general and administrative expense	42.3	12.8%	54.9	8.3%	(12.6)
Goodwill impairment	-	0.0%	96.9	14.7%	(96.9)
Restructuring and other expense	3.9	1.2%	13.7	2.1%	(9.8)

Operating loss	$(10.2)	-3.1%	$(142.6)	-21.6%	$132.4

Material cost	$200.2		$502.1		$(301.9)
Tons shipped (in thousands)	278		459		(181)

Net sales and operating loss highlights were as follows:

•

Net sales decreased by $330.4 million from fiscal 2009 to $330.6 million. Lower volumes reduced net sales by $259.3 million, and lower average selling prices decreased net sales by $71.1 million. Lower volumes are largely attributable to the weak economy and depressed levels of demand in the commercial and residential construction markets. Lower average selling prices were mainly due to the lower average base prices of steel in fiscal 2010.

•

The operating loss of $10.2 million in fiscal 2010 improved from a $142.6 million operating loss in fiscal 2009. Fiscal 2009’s results included a $96.9 million goodwill impairment charge recorded in the second fiscal quarter. In fiscal 2010, weak volumes were offset by lower manufacturing and SG&A expenses realized from plant closures and headcount reductions. Additionally, the spread between average selling prices and material costs improved as reductions in material costs were realized.

Other

The Other category includes the Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs operating segments, which do not meet the materiality tests for purposes of separate disclosure, along with income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the Other category for periods indicated:

	Fiscal Year ended May 31,
(dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$155.9	100.0%	$249.9	100.0%	$(94.0)
Cost of goods sold	139.5	89.5%	221.3	88.6%	(81.8)

Gross margin	16.4	10.5%	28.6	11.4%	(12.2)
Selling, general and administrative expense	29.8	19.1%	29.9	12.0%	(0.1)
Impairment of long-lived assets	35.4	22.7%	-	0.0%	35.4
Restructuring and other expense	0.5	0.3%	24.5	9.8%	(24.0)

Operating loss	$(49.3)	-31.6%	$(25.8)	-10.3%	$(23.5)

Net sales and operating loss highlights were as follows:

•

Net sales decreased by $94.0 million in fiscal 2010 to $155.9 million. Net sales in the Mid-Rise Construction, Military Construction and Commercial Stairs operating segments decreased an aggregate of $71.8 million from fiscal 2009, primarily due to the ongoing depressed construction market. The Automotive Body Panels and Steel Packaging operating segments also experienced lower volumes, resulting in reductions in net sales of $10.9 million and $11.3 million, respectively.

•

The operating loss widened by $23.5 million versus fiscal 2009 due to the lower volumes mentioned above and $35.4 million in impairment charges during fiscal 2010. We recognized a $24.7 million write-off of goodwill and an $8.0 million impairment of other long-lived assets related to the previously reported Construction Services operating segment, and a $2.7 million impairment of long-lived assets related to the Steel Packaging operating segment. These impairments were partially offset by lower restructuring charges related to the Transformation Plan, as the outside consulting fees associated with this effort ceased in fiscal 2009. The responsibility for executing the Transformation Plan has since been assumed by our internal teams.

Fiscal 2009 Compared to Fiscal 2008

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
(dollars in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$2,631.3	100.0%	$3,067.2	100.0%	$(435.9)
Cost of goods sold	2,456.6	93.4%	2,711.5	88.4%	(254.9)

Gross margin	174.7	6.6%	355.7	11.6%	(181.0)
Selling, general and administrative expense	210.0	8.0%	231.6	7.6%	(21.6)
Impairment of long-lived assets	97.0	3.7%	-	0.0%	97.0
Restructuring and other expense	43.0	1.6%	18.1	0.6%	24.9

Operating income (loss)	(175.3)	-6.7%	106.0	3.5%	(281.3)
Miscellaneous income (expense)	(2.4)	-0.1%	0.7	0.0%	3.1
Gain on sale of Aegis Metal Framing LLC	8.3	0.3%	-	0.0%	(8.3)
Interest expense	(20.7)	-0.8%	(21.5)	-0.7%	(0.8)
Equity in net income of unconsolidated affiliates	48.6	1.8%	67.5	2.2%	(18.9)
Income tax (expense) benefit	37.8	1.4%	(38.6)	-1.3%	(76.4)

Net earnings (loss)	(103.7)	-3.9%	114.1	3.7%	(217.8)
Net earnings attributable to noncontrolling interest	(4.5)	-0.2%	(7.0)	-0.2%	(2.5)

Net earnings (loss) attributable to controlling interest	$(108.2)	-4.1%	$107.1	3.5%	$(215.2)

Net earnings attributable to controlling interest for fiscal 2009 decreased $215.2 million from fiscal 2008, resulting in a net loss attributable to controlling interest of $108.2 million.

•

Net sales decreased by $435.9 million to $2,631.3 million in fiscal 2009. Decreased volumes, primarily in our Steel Processing and Metal Framing operating segments, lowered net sales by $736.6 million. Higher average selling prices in the first half of the year more than offset the dramatic drop in prices in the second half of the year, resulting in an overall increase to net sales of $300.6 million.

•

Gross margin decreased $181.0 million from fiscal 2008, primarily due to depressed volumes and declining spreads. Volumes declined 39% in the Steel Processing operating segment and 31% in the Metal Framing operating segment, which reduced the gross margin by $61.8 million and $40.5 million, respectively. In addition, the declining spreads resulted in aggregate inventory write-downs of $100.6 million.

•

SG&A expense decreased $21.6 million from fiscal 2008. Profit sharing and bonus expenses were lower by $27.0 million, but were partially offset by increased bad debt expenses of $6.9 million primarily due to automotive accounts in the Steel Processing and Automotive Body Panels operating segments.

•

Goodwill impairment charges of $97.0 million and pre-tax restructuring charges of $43.0 million were recognized for fiscal 2009 compared to $18.1 million in pre-tax restructuring charges in fiscal 2008. The goodwill impairment for the Metal Framing operating segment was recorded in the second quarter of fiscal 2009, as changes in key assumptions used in valuations related to the economy and construction market no longer supported the goodwill balance. The restructuring charges in both years related to the Transformation Plan, and included costs related to professional fees, job reductions and facility closures.

•	We recognized a pre-tax gain of $8.3 million on the sale of our interest in Aegis to our partner, MiTek Industries, Inc. in January 2009.

•

Equity in net income of unconsolidated affiliates of $48.6 million was largely made up of earnings from our WAVE joint venture, which were down 13%. Our other joint ventures also experienced declines in their earnings. Aegis earnings were down year over year largely because of the sale, Worthington Specialty Processing’s loss increased by $2.6 million and inventory write-downs at our Serviacero Planos joint venture negatively impacted our results by $4.4 million. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note J – Investments in Unconsolidated Affiliates” for further information about our participation in unconsolidated joint ventures.

•

Due to the pre-tax loss for fiscal 2009, an income tax benefit of $37.8 million, or 25.9% of the pre-tax loss attributable to controlling interest, was recorded. This compares to the $38.6 million tax expense, or 26.5% of the pre-tax income attributable to controlling interest, recorded in fiscal 2008. The change in the effective tax rate attributable to controlling interest was primarily due to the change in the mix of income among the jurisdictions in which we do business, as well as the portion of the goodwill impairment that is not deductible for tax purposes.

Segment Operations

Steel Processing

The following table presents a summary of operating results for the Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(dollars in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$1,183.0	100.0%	$1,463.2	100.0%	$(280.2)
Cost of goods sold	1,167.4	98.7%	1,313.5	89.8%	(146.1)

Gross margin	15.6	1.3%	149.7	10.2%	(134.1)
Selling, general and administrative expense	79.8	6.7%	92.8	6.3%	(13.0)
Restructuring and other expense	3.9	0.3%	1.1	0.1%	2.8

Operating income (loss)	$(68.1)	-5.8%	$55.8	3.8%	$(123.9)

Material cost	$991.4		$1,105.7		$(114.3)
Tons shipped (in thousands)	2,011		3,286		(1,275)

Net sales and operating income (loss) highlights were as follows:

•

Net sales decreased by $280.2 million from fiscal 2008 to $1,183.0 million. The decrease was attributable to weakened demand in the automotive and construction markets, the two largest markets served by our Steel Processing operating segment.

•

Operating income decreased by $123.9 million compared to fiscal 2008, resulting in an operating loss of $68.1 million. Weakened demand, caused by the global recession, and a compressed spread between average selling prices and material costs resulted in inventory write-downs of $62.6 million and were the main drivers behind the operating loss. SG&A expense was $13.0 million lower than in fiscal 2008, primarily due to lower profit sharing and bonus expenses. Restructuring charges in both years related to the Transformation Plan.

Pressure Cylinders

The following table presents a summary of operating results for the Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(dollars in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$537.4	100.0%	$578.8	100.0%	$(41.4)
Cost of goods sold	429.8	80.0%	457.2	79.0%	(27.4)

Gross margin	107.6	20.0%	121.6	21.0%	(14.0)
Selling, general and administrative expense	45.4	8.4%	51.5	8.9%	(6.1)
Restructuring and other expense	1.0	0.2%	0.1	0.0%	0.9

Operating income	$61.2	11.4%	$70.0	12.1%	$(8.8)

Material cost	$257.5		$273.1		$(15.6)
Units shipped (in thousands)	47,639		48,058		(419)

Net sales and operating income highlights were as follows:

•

Net sales of $537.4 million decreased by $41.4 million from fiscal 2008. An unfavorable change in the sales mix combined with lower North American volumes, reduced net sales by $38.7 million. Weaker foreign currencies relative to the U.S. dollar negatively impacted reported U.S. dollar sales of the non-U.S. operations by $9.0 million compared to fiscal 2008.

•

Operating income for fiscal 2009 decreased by $8.8 million from fiscal 2008. Gross margin declined to 20.0% of net sales from 21.0% as lower volumes combined with a lower spread between average selling prices and material costs to result in a $14.0 million decline in gross margin for fiscal 2009.

Metal Framing

The following table presents a summary of operating results for the Metal Framing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(dollars in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$661.0	100.0%	$788.8	100.0%	$(127.8)
Cost of goods sold	638.1	96.5%	729.1	92.4%	(91.0)

Gross margin	22.9	3.5%	59.7	7.6%	(36.8)
Selling, general and administrative expense	54.9	8.3%	67.0	8.5%	(12.1)
Restructuring and other expense	110.6	16.7%	9.0	1.1%	101.6

Operating loss	$(142.6)	-21.6%	$(16.3)	-2.1%	$(126.3)

Material cost	$502.1		$557.3		$(55.2)
Tons shipped (in thousands)	459		666		(207)

Net sales and operating loss highlights were as follows:

•

Net sales decreased $127.8 million from fiscal 2008 to $661.0 million. Lower volumes reduced net sales by $242.0 million, which more than offset the $114.2 million benefit from higher average selling prices realized primarily in the first half of fiscal 2009.

•

The operating loss of $142.6 million increased from a $16.3 million loss in fiscal 2008, and included a $97.0 million goodwill impairment charge recorded in the second quarter of fiscal 2009. In addition, rapidly declining steel prices resulted in an inventory write-down of $38.0 million. Weak volumes were partially offset by lower SG&A expenses realized from plant closures and headcount reductions.

Other

The “Other” category includes the Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs operating segments, which are immaterial for purposes of separate disclosure, along with income and expense items not allocated to the operating segments.

The following table presents a summary of operating results for the periods indicated:

	Fiscal Year ended May 31,
(dollars in millions)	2009	% of Net sales	2008	% of Net sales	Increase/ (Decrease)
Net sales	$249.9	100.0%	$236.4	100.0%	$13.5
Cost of goods sold	221.3	88.6%	211.8	89.6%	9.5

Gross margin	28.6	11.4%	24.6	10.4%	4.0
Selling, general and administrative expense	29.9	12.0%	20.2	8.5%	9.7
Restructuring and other expense	24.5	9.8%	7.9	3.3%	16.6

Operating loss	$(25.8)	-10.3%	$(3.5)	-1.5%	$(22.3)

Net sales and operating loss highlights were as follows:

•

Net sales increased $13.5 million from fiscal 2008. Net sales increased $28.6 million due to the Worthington Stairs acquisition (operating as the Commercial Stairs operating segment) in June 2008, and higher volumes in both the Mid-Rise Construction and Military Construction operating segments. This increase was partially offset by an $18.8 million decline in net sales in the Automotive Body Panels operating segment, which was negatively impacted by the downturn in the automotive market.

•

The operating loss widened by $22.3 million versus fiscal 2008 due to $24.5 million in restructuring charges related to the Transformation Plan, which included professional fees, employee severance and relocation expenses. In addition, SG&A expenses increased $9.7 million due to the acquisition of Worthington Stairs and higher bad debt expense in the Automotive Body Panels operating segment. Results improved significantly over fiscal 2008 in both the Military Construction and Mid-Rise Construction operating segments due to strength in those end markets.

Liquidity and Capital Resources

During fiscal 2010, we generated cash from operating activities of $110.4 million, received $16.0 million in proceeds from the sale of assets and increased cash by $7.9 million through net borrowing activity. We also paid $31.7 million in dividends (excluding $4.5 million in dividend payments made to noncontrolling interest), made $34.3 million of capital expenditures and completed acquisitions requiring $63.1 million in cash. The following table is a summary of our consolidated cash flows for each period shown:

	Fiscal Years Ended May 31,
Cash Flow Summary (in millions)	2010	2009
Net cash provided by operating activities	$110.4	$254.3
Net cash used by investing activities	(81.9)	(53.3)
Net cash used by financing activities	(25.8)	(218.5)

Increase (decrease) in cash and cash equivalents	2.7	(17.5)
Cash and cash equivalents at beginning of period	56.3	73.8

Cash and cash equivalents at end of period	$59.0	$56.3

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures, mandatory debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. We also believe that we have adequate access to the financial markets to allow us to be in a position to sell long-term debt or equity securities. However, given the current uncertainty and volatility in the financial markets, our ability to access capital and the terms under which we can do so may change.

Operating activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic conditions. We rely on cash and short-term financing to meet cyclical increases in working capital needs. Cash requirements generally rise during periods of increased economic activity or increasing raw material prices due to higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, cash requirements generally decrease as a result of the reduction of inventories and accounts receivable.

Net cash provided by operating activities was $110.4 million and $254.3 million in fiscal 2010 and fiscal 2009, respectively. A significant amount of cash was generated in fiscal 2009 by a large decrease in net working capital. Inventories, receivables and accounts payable all decreased significantly due to lower actual and projected sales volumes, coupled with lower raw material costs. As sales and production activity levels increased during fiscal 2010, this prior year trend reversed and working capital requirements increased, causing a corresponding decrease in cash as those needs were met. Consolidated net working capital was $402.5 million at May 31, 2010, compared to $226.9 million at May 31, 2009. The impact from working capital changes was offset somewhat by an increase in cash generated by higher earnings.

We review our receivables on an ongoing basis to ensure they are properly valued. Based on this review, we believe our reserve for doubtful accounts is sized appropriately. The reserve for doubtful accounts decreased approximately $6.7 million during fiscal 2010. This reduction was the result of the write-off of previously reserved accounts, as well as reduced risk related to large automotive customers, some of which have emerged from bankruptcy and others whose balances were otherwise settled. However, if the economic environment and market conditions deteriorate, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required.

As noted above, while an economic slowdown adversely affects sales, it generally decreases working capital needs. We will continue to adjust operating activities and cash levels based on economic conditions and their impact on our markets and businesses.

Investing activities

Net cash used by investing activities was $81.9 million and $53.3 million in fiscal 2010 and fiscal 2009, respectively. This change of $28.6 million was caused by several factors, as explained below.

Capital expenditures by reportable business segment represent cash used for investment in property, plant and equipment and are presented below. (The below information does not include cash flows from acquisition or divestiture activity):

	Fiscal Year Ended May 31,
(in millions)	2010	2009
Steel Processing	$5.9	$25.0
Pressure Cylinders	19.4	26.6
Metal Framing	2.6	4.5
Other	6.4	8.1

	$34.3	$64.2

Capital expenditures in the Steel Processing operating segment decreased $19.1 million in fiscal 2010 compared to fiscal 2009, due primarily to the completion of the capacity expansion at our Delta, Ohio, steel galvanizing plant. This activity was largely completed in fiscal 2009.

Capital expenditures in the Pressure Cylinders operating segment decreased $7.2 million in fiscal 2010 compared to fiscal 2009, due primarily to expenditures for an upgrade of the capabilities at our Austrian Pressure Cylinders facility. The expenditures on this project were significantly higher in fiscal 2009 than in fiscal 2010, when the project was completed.

In fiscal 2009, we received distributions from an unconsolidated joint venture that were $23.5 million in excess of the Company’s cumulative equity in the earnings of that joint venture. This $23.5 million cash inflow was included in investing activities in the consolidated statements of cash flows due to the nature of the distribution as a return of investment, rather than a return on investment. Distributions from unconsolidated joint ventures that did not exceed the Company’s cumulative equity in the earnings of respective joint ventures are included as operating cash flows in the consolidated statements of cash flows. In fiscal 2010, there were only $0.4 million in distributions from unconsolidated joint ventures classified as investing cash flows.

In fiscal 2010, we also had greater acquisition outlays and lower proceeds from the sale of investments in unconsolidated affiliates, partially offset by a decrease in capital spending. The aggregate price paid for the acquisitions of the Gibraltar Assets, the assets of Piper and the membership interests of SCI in fiscal 2010 was more than the aggregate price paid for the acquisitions of the assets of The Sharon Companies Ltd. and Laser Products in fiscal 2009. Additionally, the sale of assets in fiscal 2010 generated less cash than the sale of assets and the sale of investments in unconsolidated affiliates in fiscal 2009. The proceeds we received in fiscal 2010 were largely related to the sale of our Metal Framing operations in Canada, while the proceeds we received in fiscal 2009 resulted largely from the sales of our investments in the Aegis, Canessa Worthington Slovakia and Accelerated Building Technologies joint ventures. Capital spending was $29.9 million lower in fiscal 2010, largely due to the completion of two major projects, as noted above, and an effort by management to reduce spending.

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

Financing activities

Net cash used by financing activities was $25.8 million and $218.5 million in fiscal 2010 and fiscal 2009, respectively. In fiscal 2009, we paid down a significant amount of debt as working capital needs decreased. In fiscal 2010, the net proceeds from the issuance of the $150.0 million aggregate principal amount of senior notes due 2020 were used to pay down other debt and reduce amounts then outstanding under the trade accounts receivable securitization facility. The decreased level of common share repurchase activity and lower dividend payments in fiscal 2010 compared to fiscal 2009, discussed below, also decreased cash used.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. (Baa2) and Standard & Poor’s Ratings Group (BBB). We typically use the net proceeds from long-term debt for acquisitions, refinancing outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2010, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

On June 12, 2009, we redeemed $118.5 million of the then $138.0 million outstanding 6.70% senior notes due December 1, 2009 (the “2009 Notes”). The consideration paid for the 2009 Notes was $1,025 per $1,000 principal amount of the 2009 Notes, plus accrued and unpaid interest. The remainder of the 2009 Notes became due and were redeemed, at face value, on December 1, 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities.

On April 13, 2010, we issued $150.0 million aggregate principal amount of senior notes due 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. The Company used the net proceeds from the offering to repay a portion of the then outstanding borrowings under its revolving credit facility and amounts then outstanding under its revolving trade accounts receivable securitization facility. The proceeds on the issuance of the 2020 Notes were reduced for debt discount ($0.2 million), payment of debt issuance costs ($1.5 million) and settlement of a hedging instrument entered into in anticipation of the issuance of the 2020 Notes ($1.4 million).

Short-term debt – We maintain a $435.0 million revolving credit facility (the “Credit Facility”), which expires in May 2013, except for a $35.0 million commitment by one lender, which expires in September 2010. We were in compliance with our short-term debt covenants at May 31, 2010. Our short-term debt agreements do not include ratings triggers or material adverse change provisions. Borrowings under the Credit Facility have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as notes payable within current liabilities on the consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At May 31, 2010, there were no outstanding borrowings under the Credit Facility. At May 31, 2009, borrowings under the Credit Facility bore interest at rates based on LIBOR.

We provided $8.3 million in letters of credit for third-party beneficiaries as of May 31, 2010. The letters of credit secure potential obligations to certain bond and insurance providers. These letters can be drawn at any time at the option of the beneficiaries, and while not drawn against at May 31, 2010, these letters of credit are issued against and therefore reduce availability under the Credit Facility. Letters of credit were not issued against the Credit Facility at May 31, 2009 and therefore did not reduce availability under the Credit Facility at that date. We had $426.7 million available to us under the Credit Facility at May 31, 2010, compared to $434.0 million available to us at May 31, 2009.

We also have a $100.0 million revolving trade accounts receivable securitization facility (the “AR Facility”), of which $45.0 million and $60.0 million was utilized at May 31, 2010 and 2009, respectively. See the description that follows under “Off-Balance Sheet Arrangements.” The AR Facility is backed by a committed liquidity facility that expires during January 2011.

The adoption of certain United States of America generally accepted accounting principles (“U.S. GAAP”) amendments effective June 1, 2010, as discussed below under “Recently Issued Accounting Standards,” will result in recognition on the consolidated balance sheets of the AR Facility. Recognition on the consolidated balance sheets will include reporting of amounts sold under the AR Facility as accounts receivable and outstanding secured borrowings. Also, prospectively upon adoption, related Facility fees will be treated as interest expense in the consolidated statements of earnings.

Common shares – We declared quarterly dividends of $0.10 per common share for each quarter of fiscal 2010. The dividend declared during the first three quarters of fiscal 2009 was $0.17 per common share, and this was reduced to $0.10 per common share during the fiscal quarter ended May 31, 2009. We paid dividends on our common shares of $31.7 million and $53.7 million in fiscal 2010 and fiscal 2009, respectively.

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of May 31, 2010. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. No common share repurchases were made under this authorization during fiscal 2010. During fiscal 2009, we spent $12.4 million on common share repurchases. The Company has begun to repurchase common shares under this authorization during the first quarter of the fiscal year ending May 31, 2011. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note U – Subsequent Events” within this Annual Report on Form 10-K for additional information regarding common share repurchase activity subsequent to May 31, 2010.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board of Directors of Worthington Industries, Inc. The Board reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee this will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2010. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under U.S. GAAP.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$250.4	$-	$0.1	$100.2	$150.1
Interest expense on long-term debt	124.3	15.1	30.2	30.2	48.8
Operating leases	39.7	10.7	16.1	7.9	5.0
Unconditional purchase obligations	21.3	2.4	4.7	4.7	9.5

Total contractual cash obligations	$435.7	$28.2	$51.1	$143.0	$213.4

The interest expense on long-term debt is computed by using the fixed rates of interest on the debt, including impacts of the related interest rate hedge. The unconditional purchase obligations are to secure access to a facility used to regenerate acid used in our Steel Processing facilities through the fiscal year ending May 31, 2019. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $5.9 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

The following table summarizes our other commercial commitments as of May 31, 2010. These commercial commitments are not reflected on our consolidated balance sheets.

	Commitment Expiration by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantee (aircraft residual value)	$14.7	$14.7	$-	$-	$-
Standby letters of credit	8.3	8.3	-	-	-

Total commercial commitments	$23.0	$23.0	$-	$-	$-

Off-Balance Sheet Arrangements

We maintain a $100.0 million revolving trade accounts receivable securitization facility, which expires in January 2011. The AR Facility was available throughout fiscal 2010 and fiscal 2009. Transactions under the AR Facility have been accounted for as sales. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from certain foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under the AR Facility are excluded from accounts receivable in the consolidated financial statements. As of May 31, 2010, the pool of eligible accounts receivable exceeded the $100.0 million limit, and $45.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

The adoption of certain U.S. GAAP amendments effective June 1, 2010, as discussed below under “Recently Issued Accounting Standards,” will result in recognition on the consolidated balance sheets of the AR Facility. Recognition on the consolidated balance sheets will include reporting of amounts sold under the AR Facility as accounts receivable and outstanding secured borrowings. Also, prospectively upon adoption, related Facility fees will be treated as interest expense in the consolidated statements of earnings.

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2010, the Company was party to an operating lease for an aircraft in which the Company has guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.7 million at May 31, 2010. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this amendment effective June 1, 2010 will result in recognition on the consolidated balance sheets of our trade accounts receivable securitization facility (see the description above, under “Off-Balance Sheet Arrangements” for details regarding the AR facility).

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Worthington will adopt this amendment on June 1, 2010; and, while we continue to fully evaluate the anticipated impacts, that adoption is not expected to have a material impact on our consolidated financial statements.

Environmental

We believe environmental issues will not have a material effect on our capital expenditures, future results of operations or financial position.

Inflation

The effects of inflation on our operations were not significant during the periods presented in the consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us, as these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

Revenue Recognition:     We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable and the ability to collect is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide for returns and allowances based on experience and current customer activities. As of May 31, 2010 and May 31, 2009, we had deferred $9.3 million of revenue related to pricing disputes. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Contingent Liabilities and Commitments” within this Annual Report on Form 10-K for additional information regarding this item and related litigation during fiscal 2010.

Within our Mid-Rise Construction, Military Construction and Commercial Stairs businesses, which represented less than 5.0% of consolidated net sales for each of the last three fiscal years, revenue is recognized on a percentage-of-completion method.

Receivables:     In order to ensure that our receivables are properly valued, we utilize two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe our related reserves are sized appropriately. The reserve for doubtful accounts has decreased approximately $6.7 million during fiscal 2010. This reduction was the result of the write-off of previously reserved accounts, as well as reduced risk related to large automotive customers, some of which have emerged from bankruptcy and others whose balances were otherwise settled.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Inventory Valuation:     Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. To ensure that inventory is not stated above the current market value requires the significant use of estimates to determine the replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. We believe that our inventories are valued appropriately as of May 31, 2010 and May 31, 2009.

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

Due to continued deterioration in business and market conditions impacting the Steel Packaging operating segment during the second quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for certain long-lived assets. Therefore, those long-lived assets were tested for impairment during the fiscal quarter ended November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to the Steel Packaging asset group was less than the net book value for the asset group. Therefore, an impairment loss was recognized in the amount of $2.7 million. The impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at November 30, 2009.

Due to continued deterioration in business and market conditions impacting our Metal Framing operating segment and the then Construction Services operating segment during the first and second quarters of fiscal 2010, we determined that certain indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the fiscal quarters ended August 31, 2009 and November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. Other than as described at “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Restructuring,” the sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment losses were indicated.

Due to continued deterioration in business and market conditions impacting our Metal Framing operating segment and the then Construction Services operating segment during the third quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the fiscal quarter ended February 28, 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

The sum of the undiscounted future cash flows related to the Metal Framing asset group was more than the net book value for the asset group. Therefore, there was no impairment loss at February 28, 2010 in the Metal Framing operating segment, other than that described at “Item 8. – Financial Statements and

Supplementary Data – Notes to Consolidated Financial Statements – Note R – Fair Value” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Restructuring” of this Annual Report on Form 10-K.

The sum of the undiscounted future cash flows related to an identified asset group within the previously reported Construction Services operating segment was less than the net book value for the asset group. Therefore, an impairment loss was recognized during the fiscal quarter ended February 28, 2010 in the amount of $8.1 million. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at February 28, 2010. The impaired assets consisted largely of customer lists and also included trade name and technology assets.

Due largely to changes in the use of certain assets during the fourth quarter of fiscal 2010, we determined that indicators of impairment were present. Therefore, long-lived assets were tested for impairment during the fourth quarter of fiscal 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment loss was indicated at May 31, 2010, other than that described at “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note R – Fair Value” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Restructuring” of this Annual Report on Form 10-K.

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

Due to industry changes, weakness in the construction market and the depressed results in the Metal Framing operating segment over the fiscal 2009 year, we tested this operating segment for impairment on a quarterly basis during fiscal 2009. During the fiscal quarter ended November 30, 2008, we again tested the value of the goodwill balances in the Metal Framing operating segment. Given the significant decline in the economy during fiscal 2009 and its impact on the construction market, we revised the forecasted cash flows and discount rate assumptions used in our previous valuations of this operating segment. The forecasted cash flows were revised downward due to the significant decline in, and the future uncertainty of, the economy. The discount rate, based on our then current cost of debt and equity capital, was changed due to the increased risk in our forecast. After reviewing the revised valuation and the fair value estimates of the remaining assets, it was determined that the value of the business no longer supported its $96.9 million goodwill balance. As a result, the full amount was written-off in the fiscal quarter ended November 30, 2008.

The results of the previously reported Construction Services operating segment continued to deteriorate as the anticipated economic recovery in the commercial construction industry was pushed further into the future. As a result, management determined that impairment indicators existed and the assets (long-lived assets as well as goodwill) of the then Construction Services operating segment were reviewed for potential impairment on a quarterly basis during fiscal 2010. These tests were performed in earlier periods with no impairment resulting. However, each successive test yielded a result closer to the point at which an impairment would be indicated. During the fiscal quarter ended February 28, 2010, we again tested the value of the goodwill balances in the then Construction Services operating segment. Based upon the continued depression of the industry and the future uncertainty of the market, we revised the forecasted cash flows used in our previous valuations of this operating segment downward. After reviewing the revised valuation and the fair value estimates of the remaining net assets, it was determined that the value of the business no longer supported its $24.7 million goodwill balance. As a result, the full amount was written-off in the third fiscal quarter ended February 28, 2010. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings. Management continues to assess these businesses, as well as market and industry factors impacting the businesses, in order to determine the appropriate course of action going forward.

During the fourth quarter of fiscal 2010, at which point only the Pressure Cylinders operating segment had remaining non-impaired goodwill recorded, the Company completed its annual test of goodwill. No additional impairments were identified during the Company’s annual assessment of goodwill, as the estimated fair value of the Pressure Cylinders operating segment exceeded its carrying value by a substantial amount. However, future declines in the market and deterioration in earnings could lead to additional impairment of goodwill and other long-lived assets.

Accounting for Derivatives and Other Contracts at Fair Value:     We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices, foreign currency and interest rates. Fair values for these contracts are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could affect the estimated fair values.

Stock-Based Compensation:    All share-based awards to employees, including grants of employee stock options, are recorded as expense in the consolidated statements of earnings based on their fair values.

Income Taxes:    In accordance with authoritative guidance, we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

We have reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or court decisions affecting a particular tax issue.

Self-Insurance Reserves:    We are largely self-insured with respect to workers’ compensation, general and automobile liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims, which includes estimates of legal costs expected to be incurred, as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends. Facility consolidations, a focus on safety initiatives and an emphasis on property loss prevention and product quality have resulted in an improvement in our loss history and the related assumptions used to analyze many of the current self-insurance reserves. We will continue to review these reserves on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with a lesser need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result.

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain financial and commodity-based derivative instruments. These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes.

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap has a notional amount of $100.0 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 17, 2014. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Debt and Receivables Securitization” of this Annual Report on Form 10-K. The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution. No credit loss is anticipated. We pay a fixed rate of 4.46% and receive a variable rate based on the six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would not materially impact the fair value of our interest rate swap. A sensitivity analysis of changes in the interest rates on our variable rate debt indicates that a 10% increase in those rates would not have materially impacted our net results. Based on the terms of the noted derivative contract, such changes would also be expected to materially offset against each other.

We entered into a U.S. Treasury Rate-based treasury lock in April 2010, in anticipation of the issuance of $150.0 million principal amount of our 2020 Notes. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Debt and Receivables Securitization” of this Annual Report on Form 10-K. The treasury lock had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 10-year fixed-rate debt. Upon pricing of the 2020 Notes, the derivative was settled and resulted in a loss to the Company of approximately $1.4 million, which has been reflected within other comprehensive income on the consolidated statements of equity. That balance will be recognized in earnings, as an increase to interest expense, over the life of the related 2020 Notes.

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects us to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2010, the difference between the contract and book value of these instruments was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials and utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of steel, zinc and natural gas. These contracts covered periods commensurate with known or expected exposures through the fiscal year ending May 31, 2011. The derivative instruments were executed with highly rated financial institutions. No credit loss is anticipated. No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, gas or any combination of these would not have a material impact to the value of our hedges or our net results.

Fair values for the outstanding derivative positions as of May 31, 2010 and 2009 are summarized below. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	Fair Value At May 31,		Change In Fair Value
(in millions)	2010	2009
Interest rate	$(10.6)	$(7.9)	$(2.7)
Foreign currency	(0.2)	0.4	(0.6)
Commodity	0.4	-	0.4

	$(10.4)	$(7.5)	$(2.9)

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

Item 8. — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended May 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2010

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$59,016	$56,319
Receivables, less allowances of $5,752 and $12,470 at May 31, 2010 and 2009	301,455	182,881
Inventories:
Raw materials	177,819	141,082
Work in process	106,261	57,612
Finished products	80,251	71,878

Total inventories	364,331	270,572

Income taxes receivable	1,443	29,749
Assets held for sale	2,637	707
Deferred income taxes	21,964	24,868
Prepaid expenses and other current assets	31,439	33,839

Total current assets	782,285	598,935

Investments in unconsolidated affiliates	113,001	100,395
Goodwill	79,543	101,343
Other intangible assets, net of accumulated amortization of $17,768 and $15,328 at May 31, 2010 and 2009	23,964	23,642
Other assets	15,391	18,009
Property, plant and equipment:
Land	31,660	30,960
Buildings and improvements	242,990	242,558
Machinery and equipment	898,439	879,871
Construction in progress	13,725	22,783

Total property, plant and equipment	1,186,814	1,176,172
Less accumulated depreciation	680,651	654,667

Total property, plant and equipment, net	506,163	521,505

Total assets	$1,520,347	$1,363,829

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2010	2009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$258,730	$136,215
Notes payable	-	980
Accrued compensation, contributions to employee benefit plans and related taxes	62,413	34,503
Dividends payable	7,932	7,916
Other accrued items	41,635	49,488
Income taxes payable	9,092	4,965
Current maturities of long-term debt	-	138,013

Total current liabilities	379,802	372,080
Other liabilities	68,380	65,400
Long-term debt	250,238	100,400
Deferred income taxes	71,893	82,986

Total liabilities	770,313	620,866

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding, 2010 – 79,217,421 shares, 2009 – 78,997,617 shares	-	-
Additional paid-in capital	189,918	183,051
Accumulated other comprehensive income (loss), net of taxes of $5,653 and $3,251 at May 31, 2010 and 2009	(10,631)	4,457
Retained earnings	532,126	518,561

Total shareholders’ equity – controlling interest	711,413	706,069
Noncontrolling interest	38,621	36,894

Total equity	750,034	742,963

Total liabilities and equity	$1,520,347	$1,363,829

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share)

	Fiscal Years Ended May 31,
	2010	2009	2008
Net sales	$1,943,034	$2,631,267	$3,067,161
Cost of goods sold	1,663,104	2,456,533	2,711,414

Gross margin	279,930	174,734	355,747
Selling, general and administrative expense	218,315	210,046	231,602
Impairment of long-lived assets	35,409	96,943	-
Restructuring and other expense	4,243	43,041	18,111

Operating income (loss)	21,963	(175,296)	106,034
Other income (expense):
Miscellaneous income (expense)	1,127	(2,329)	620
Gain on sale of investment in Aegis	-	8,331	-
Interest expense	(9,534)	(20,734)	(21,452)
Equity in net income of unconsolidated affiliates	64,601	48,589	67,459

Earnings (loss) before income taxes	78,157	(141,439)	152,661
Income tax expense (benefit)	26,650	(37,754)	38,616

Net earnings (loss)	51,507	(103,685)	114,045
Net earnings attributable to noncontrolling interest	6,266	4,529	6,968

Net earnings (loss) attributable to controlling interest	$45,241	$(108,214)	$107,077

Basic
Average common shares outstanding	79,127	78,903	81,232

Earnings (loss) per share attributable to controlling interest	$0.57	$(1.37)	$1.32

Diluted
Average common shares outstanding	79,143	78,903	81,898

Earnings (loss) per share attributable to controlling interest	$0.57	$(1.37)	$1.31

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share)

	Controlling Interest
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Noncontrolling Interest	Total
	Shares	Amount
Balance at June 1, 2007	84,908,476	$-	$166,908	23,181	$745,912	$936,001	$49,321	$985,322
Comprehensive income (loss):
Net earnings	-	-	-	-	107,077	107,077	6,968	114,045
Foreign currency translation	-	-	-	13,080	-	13,080	1,773	14,853
Pension liability adjustment, net of tax of $(44)	-	-	-	590	-	590	-	590
Cash flow hedges, net of tax of $6,290	-	-	-	(12,218)	-	(12,218)	(3,995)	(16,213)

Total comprehensive income						108,529	4,746	113,275

Common shares issued	851,080	-	15,318	-	-	15,318	-	15,318
Stock-based compensation	-	-	4,010	-	-	4,010	-	4,010
Gain from TWB Company, L.L.C. dilution	-	-	1,944	-	-	1,944	-	1,944
Purchases and retirement of common shares	(6,451,500)	-	(13,280)	-	(112,505)	(125,785)	-	(125,785)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(11,904)	(11,904)
Cash dividends declared ($0.68 per share)	-	-	-	-	(54,640)	(54,640)	-	(54,640)

Balance at May 31, 2008	79,308,056	-	174,900	24,633	685,844	885,377	42,163	927,540
Comprehensive loss:
Net earnings (loss)	-	-	-	-	(108,214)	(108,214)	4,529	(103,685)
Foreign currency translation	-	-	-	(9,866)	-	(9,866)	(1,874)	(11,740)
Pension liability adjustment, net of tax of $14	-	-	-	(4,766)	-	(4,766)	-	(4,766)
Cash flow hedges, net of tax of $3,187	-	-	-	(5,544)	-	(5,544)	(772)	(6,316)

Total comprehensive income (loss)						(128,390)	1,883	(126,507)

Common shares issued	339,561	-	3,875	-	-	3,875	-	3,875
Stock-based compensation	-	-	5,767	-	-	5,767	-	5,767
Purchases and retirement of common shares	(650,000)	-	(1,448)	-	(10,954)	(12,402)	-	(12,402)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(7,152)	(7,152)
Cash dividends declared ($0.61 per share)	-	-		-	(48,115)	(48,115)	-	(48,115)
Other	-	-	(43)	-	-	(43)	-	(43)

Balance at May 31, 2009	78,997,617	-	183,051	4,457	518,561	706,069	36,894	742,963
Comprehensive income (loss):
Net earnings	-	-	-	-	45,241	45,241	6,266	51,507
Unrealized gain on investment	-	-	-	5	-	5	-	5
Foreign currency translation	-	-	-	(13,739)	-	(13,739)	-	(13,739)
Pension liability adjustment, net of tax of $1,163	-	-	-	317	-	317	-	317
Cash flow hedges, net of tax of $854	-	-	-	(1,671)	-	(1,671)	-	(1,671)

Total comprehensive income						30,153	6,266	36,419

Common shares issued	219,804	-	2,291	-	-	2,291	-	2,291
Stock-based compensation	-	-	4,576	-	-	4,576	-	4,576
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(4,539)	(4,539)
Cash dividends declared ($0.40 per share)	-	-	-	-	(31,676)	(31,676)	-	(31,676)

Balance at May 31, 2010	79,217,421	$-	$189,918	$(10,631)	$532,126	$711,413	$38,621	$750,034

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended May 31,
	2010	2009	2008
Operating activities:
Net earnings (loss) attributable to controlling interest	$45,241	$(108,214)	$107,077
Adjustments to reconcile net earnings (loss) attributable to controlling interest to net cash provided by operating activities:
Depreciation and amortization	64,653	64,073	63,413
Impairment of long-lived assets	35,409	96,943	-
Restructuring and other expense, non-cash	3,408	8,925	5,169
Provision for deferred income taxes	(6,110)	(25,479)	(3,228)
Bad debt expense	(900)	8,307	1,398
Equity in net income of unconsolidated affiliates, net of distributions	(12,007)	8,491	(8,539)
Net earnings attributable to noncontrolling interest	6,266	4,529	6,969
Net (gain) loss on sale of assets	(3,908)	1,317	3,756
Stock-based compensation	4,570	5,767	4,173
Excess tax benefits – stock-based compensation	(165)	(433)	(2,035)
Gain on acquisitions and sales of subsidiary investments	(891)	(8,331)	-
Changes in assets and liabilities:
Receivables	(114,892)	226,690	5,569
Inventories	(64,499)	329,892	(144,474)
Prepaid expenses and other current assets	30,425	(20,805)	8,252
Other assets	205	(643)	(1,546)
Accounts payable and accrued expenses	125,613	(321,798)	138,822
Other liabilities	(1,999)	(14,905)	(4,255)

Net cash provided by operating activities	110,419	254,326	180,521

Investing activities:
Investment in property, plant and equipment, net	(34,319)	(64,154)	(47,520)
Acquisitions, net of cash acquired	(63,098)	(42,199)	(2,225)
Distributions from (investments in) unconsolidated affiliates, net	(483)	20,362	(47,598)
Proceeds from sale of assets	15,950	6,883	1,025
Proceeds from sale of investments in unconsolidated affiliates	-	25,863	-
Sales of short-term investments	-	-	25,562

Net cash used by investing activities	(81,950)	(53,245)	(70,756)

Financing activities:
Net proceeds from (payments on) short-term borrowings	(980)	(142,385)	103,800
Proceeds from long-term debt, net	146,942	-	-
Principal payments on long-term debt	(138,013)	(7,241)	-
Proceeds from issuance of common shares	2,313	3,899	13,171
Excess tax benefits – stock-based compensation	165	433	2,035
Payments to minority interest	(4,539)	(7,152)	(11,904)
Repurchase of common shares	-	(12,402)	(125,785)
Dividends paid	(31,660)	(53,686)	(55,587)

Net cash used by financing activities	(25,772)	(218,534)	(74,270)

Increase (decrease) in cash and cash equivalents	2,697	(17,453)	35,495
Cash and cash equivalents at beginning of year	56,319	73,772	38,277

Cash and cash equivalents at end of year	$59,016	$56,319	$73,772

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2010, 2009 and 2008

Note A – Summary of Significant Accounting Policies

Consolidation:    The consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”). Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Spartan Steel Coating, LLC (“Spartan”), in which the Company owns a 52% controlling interest, is fully consolidated with the equity owned by the other joint venture member shown as noncontrolling interest on the consolidated balance sheets, and the other joint venture member’s portion of net earnings included as net earnings attributable to noncontrolling interest in the consolidated statements of earnings. Effective June 1, 2009, we adopted new accounting guidance concerning the treatment of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests, as discussed above. Prior period financial statements and disclosures relating to previously reported minority interests have been restated in accordance with the new guidance. All other requirements of the new guidance have been applied prospectively.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. We believe that inventories are valued appropriately as of May 31, 2010 and May 31, 2009.

Derivative Financial Instruments:    We do not engage in currency or commodity speculation and generally enter into derivative instruments only to hedge specific interest, foreign currency or commodity transactions. All derivative instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line item as the underlying hedged item. The effective portion of gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income (loss) (“AOCI”) and are recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. Ineffectiveness of the hedges during the fiscal year ended May 31, 2010 (“fiscal 2010”), the fiscal year ended May 31, 2009 (“fiscal 2009”) and the fiscal year ended May 31, 2008 (“fiscal 2008”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative instruments are generally classified in the consolidated statements of cash flows within operating activities.

In order for hedging relationships to qualify for hedge accounting under current accounting guidance, we formally document the hedging relationship and its risk management objective and the hedge strategy, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedge instrument’s effectiveness against offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness.

Derivative instruments are executed only with highly rated financial institutions. No credit loss is anticipated on existing instruments, and no such material losses have been experienced to date. The Company continues to monitor its positions, as well as the credit ratings of counterparties to those positions.

We discontinue hedge accounting when it is determined that the derivative instrument is no longer effective in offsetting the hedged risk, the derivative instrument expires or is sold, is terminated or is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur or we determine that designation of the hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative instrument is retained, we continue to carry the derivative instrument at its fair value on the consolidated balance sheets and recognize any subsequent changes in its fair value in net earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in net earnings gains and losses that were accumulated in AOCI.

Refer to “Note S – Derivative Instruments and Hedging Activities” for additional information regarding the consolidated balance sheets location and the risk classification of the Company’s derivative instruments.

Risks and Uncertainties:    As of May 31, 2010, the Company, together with our unconsolidated affiliates, operated 65 production facilities in 18 states and 11 countries. Our largest markets are the construction and the automotive markets, each of which comprised 28% of our consolidated net sales in fiscal 2010. Our foreign operations represented 6% of consolidated net sales, 7% of earnings attributable to controlling interest, pre-tax, and 28% of consolidated net assets. Approximately 13% of the Company’s consolidated labor force is represented by collective bargaining agreements. This includes 608 employees whose labor contracts expire or will otherwise require renegotiation within the fiscal year ending May 31, 2011 (“fiscal 2011”). The concentration of credit risks from financial instruments related to the markets served by the Company is not expected to have a material adverse effect on the Company’s consolidated financial position, cash flows or future results of operations.

In fiscal 2010, our largest customer accounted for approximately 6% of our consolidated net sales, and our ten largest customers accounted for approximately 27% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

The overall downturn in the economy, the disruption in capital and credit markets, declining real estate values and reduced consumer spending have caused significant reductions in demand from our end markets in general and, in particular, the construction and automotive end markets.

Demand in the commercial and residential construction markets has weakened as it has become more difficult for companies and consumers to obtain credit for construction projects and the economic slowdown has caused delays in or cancellations of construction projects. Our automotive business is largely driven by the production schedules of General Motors, Ford and Chrysler, as well as their suppliers. The domestic auto industry is currently experiencing a very difficult operating environment, which has resulted in and will likely continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. Many automotive manufacturers and their suppliers are having financial difficulties and have reduced production levels and eliminated manufacturing capacity. Similar difficulties are being experienced in our other end markets and by our customers in those end markets. While the Company has taken actions to mitigate the impact of these conditions, if they persist, they could continue to adversely impact the Company’s consolidated position, cash flows and future results of operations.

Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Declining steel prices could also require the Company to write-down the value of its inventories to reflect current market pricing, as was the case during fiscal 2009. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe our related reserves are sized appropriately. The reserve for doubtful accounts has decreased approximately $6,718,000 during fiscal 2010. This reduction was the result of the write-off of previously reserved accounts, as well as reduced risk related to large automotive customers, some of which have emerged from bankruptcy and others whose balances were otherwise settled.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $60,529,000 for fiscal 2010, $60,178,000 for fiscal 2009, and $61,154,000 for fiscal 2008. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets:    We use the purchase method of accounting for any business combinations initiated after June 30, 2002, and recognize amortizable intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment. The annual impairment test is performed during the fourth quarter of each fiscal year. We have no intangible assets with indefinite lives other than goodwill.

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

The Company’s impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is largely based on discounted cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcomes of the tests performed. See “Note N – Goodwill and Other Long-Lived Assets” for additional details regarding these assets and related impairment testing.

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

Capitalized Interest:    We capitalize interest in connection with the construction of qualified assets. Under this policy, we capitalized interest of $184,000 in fiscal 2010, $346,000 in fiscal 2009, and $146,000 in fiscal 2008.

Stock-Based Compensation:    At May 31, 2010, we had stock-based compensation plans for employees and non-employee directors which are described more fully in “Note F – Stock-Based Compensation.” All share-based awards, including grants of stock options, are recorded as expense in the consolidated statements of earnings based on their fair values.

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable and the ability to collect is probable. We provide, through charges to net sales, for returns and allowances based on experience and current customer activities. We also provide, through charges to net sales, for customer rebates and sales discounts based on specific agreements and recent and anticipated levels of customer activity. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. As of May 31, 2010 and May 31, 2009, we had deferred $9,304,000 of revenue related to pricing disputes. See “Note G – Contingent Liabilities and Commitments” for additional information regarding this item and related litigation during fiscal 2010.

Within our Mid-Rise Construction, Military Construction and Commercial Stairs businesses, which represented less than 5% of consolidated net sales for each of the last three fiscal years, revenue is recognized on a percentage-of-completion method.

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $3,838,000, $4,813,000, and $4,220,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Statements of Cash Flows:    Supplemental cash flow information for the years ended May 31 is as follows:

(in thousands)	2010	2009	2008
Interest paid, net of amount capitalized	$9,814	$20,964	$21,442
Income taxes paid, net of (refunds)	(1,601)	41,679	29,641

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

We have reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or court decisions affecting a particular tax issue.

Self-Insurance Reserves:    We are largely self-insured with respect to workers’ compensation, general and automobile liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims, which includes estimates of legal costs expected to be incurred, as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends.

Recently Issued Accounting Standards:    On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative U.S. GAAP. The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of fiscal 2010.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this amendment effective June 1, 2010 will result in recognition on the consolidated balance sheets of our trade accounts receivable securitization facility (see the description within “Note C – Debt and Receivables Securitization” for details regarding this facility).

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Worthington will adopt this amendment on June 1, 2010; and, while we continue to fully evaluate the anticipated impacts, that adoption is not expected to have a material impact on our consolidated financial statements.

Note B – Equity

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

Common Shares:    On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to an additional 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 8,449,500 common shares remained available under this repurchase authorization as of May 31, 2010. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

The components of AOCI, net of tax, at May 31 were as follows:

(in thousands)	2010	2009
Unrealized gain on investment	$-	$(5)
Foreign currency translation	442	14,181
Defined benefit pension liability	(4,695)	(5,012)
Cash flow hedges	(6,378)	(4,707)

Accumulated other comprehensive income (loss), net of tax	$(10,631)	$4,457

A net loss of $2,219,000 (net of tax of $1,222,000), net gain of $445,000 (net of tax of $234,000) and net gain of $7,514,000 (net of tax of $3,719,000) were reclassified from AOCI for cash flow hedges in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

The estimated net amount of the existing losses in AOCI at May 31, 2010 expected to be reclassified into net earnings within the succeeding twelve months was $953,000 (net of tax of $525,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2010, and will change before actual reclassification from AOCI to net earnings during the fiscal year ending May 31, 2011.

Note C – Debt and Receivables Securitization

Debt at May 31 is summarized as follows:

(in thousands)	2010	2009
Notes payable	$-	$980
6.70% senior notes due December 1, 2009	-	138,000
Floating rate senior notes due December 17, 2014	100,000	100,000
6.50% senior notes due April 15, 2020	149,838	-
Other	400	413

Total debt	250,238	239,393
Less current maturities and notes payable	-	138,993

Total long-term debt	$250,238	$100,400

At May 31, 2009, our notes payable consisted of $980,000 of borrowings under our unsecured $435,000,000 multi-year revolving credit facility (the “Facility”) with a group of lenders. The Facility matures in May 2013, except for a $35,000,000 commitment by one lender, which expires in September 2010. Borrowings under the Facility have maturities of less than one year. Interest rates on borrowings and related facility fees are based on our senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. The average variable rate was 0.90% at May 31, 2009. There was no outstanding balance under the Facility at May 31, 2010. Additionally, and as discussed in “Note O – Guarantees and Warranties,” we provided $8,260,000 in letters of credit for third-party beneficiaries as of May 31, 2010. While not drawn against at May 31, 2010, these letters of credit are issued against availability under the Facility, leaving $426,740,000 available under the Facility at May 31, 2010.

On June 12, 2009, we redeemed $118,545,000 of the then $138,000,000 outstanding 6.70% senior notes due December 1, 2009 (the “2009 Notes”). The consideration paid for the 2009 Notes was $1,025 per $1,000 principal amount of the 2009 Notes, plus accrued and unpaid interest. The remainder of the 2009 Notes became due and were redeemed, at face value, on December 1, 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities.

Additionally, at May 31, 2010, we had $100,000,000 unsecured floating rate senior notes outstanding, which are due on December 17, 2014 (the “2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. See “Note S – Derivative Instruments and Hedging Activities” for additional information regarding the Company’s derivative instruments.

On April 13, 2010, we issued $150,000,000 aggregate principal amount of unsecured senior notes due 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. The Company used the net proceeds from the offering to repay a portion of the then outstanding borrowings under its revolving credit facility and amounts then outstanding under its revolving trade accounts receivable securitization facility. The proceeds on the issuance of the 2020 Notes were reduced for debt discount ($165,000), payment of debt issuance costs ($1,535,000) and settlement of a hedging instrument entered into in anticipation of the issuance of the 2020 Notes ($1,358,000). The debt discount, debt issuance costs and loss from treasury lock derivative are recorded on the consolidated balance sheets within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will be recognized, through interest expense, in the consolidated statements of earnings over the term of the 2020 Notes.

We maintain a $100,000,000 revolving trade accounts receivable securitization facility, which expires in January 2011 (the “AR Facility”). The AR Facility was available throughout fiscal 2010 and fiscal 2009. Transactions under the AR Facility have been accounted for as sales. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from certain foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. Facility fees of $1,172,000, $2,628,000, and $341,000 were incurred during fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and were recorded as miscellaneous expense. The book value of the retained portion of the pool of accounts receivable approximates fair value. Accounts receivable sold under the AR Facility are excluded from accounts receivable in the consolidated financial statements. As of May 31, 2010, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $45,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The adoption of certain U.S. GAAP amendments effective June 1, 2010, as discussed within “Note A – Summary of Significant Accounting Policies,” will result in recognition on the consolidated balance sheets of the AR Facility. Recognition on the consolidated balance sheets will include reporting of amounts sold under the AR Facility as accounts receivable and outstanding secured borrowings. Also, prospectively upon adoption, related Facility fees will be treated as interest expense in the consolidated statements of earnings.

Principal payments due on long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2011	$-
2012	-
2013	80
2014	80
2015	100,080
Thereafter	150,160

Total	$250,400

Note D – Income Taxes

Earnings (loss) before income taxes for the years ended May 31 include the following components:

(in thousands)	2010	2009	2008
United States based operations	$73,122	$(170,405)	$102,386
Non - United States based operations	5,035	28,966	50,275

Earnings (loss) before income taxes	78,157	(141,439)	152,661

Less: Net earnings attributable to noncontrolling interest*	6,266	4,529	6,968

Earnings (loss) before income taxes attributable to controlling interest	$71,891	$(145,968)	$145,693

*	Net earnings attributable to noncontrolling interest are not taxable to Worthington. Significant components of income tax expense (benefit) for the years ended May 31 were as follows:

(in thousands)	2010	2009	2008
Current:
Federal	$30,080	$(21,609)	$29,969
State and local	1,333	3,146	2,617
Foreign	1,347	6,188	9,258

	32,760	(12,275)	41,844
Deferred:
Federal	(6,804)	(19,393)	(3,038)
State	1,399	(4,359)	(1,601)
Foreign	(705)	(1,727)	1,411

	(6,110)	(25,479)	(3,228)

	$26,650	$(37,754)	$38,616

Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $6,000, $433,000, and $2,035,000 for fiscal 2010, fiscal 2009 and fiscal 2008. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income (loss) (“OCI”) were $1,163,000, $14,000, and ($44,000) for fiscal 2010, fiscal 2009 and fiscal 2008. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were $854,000, $3,187,000, and $6,290,000 for fiscal 2010, fiscal 2009 and fiscal 2008. The tax benefits related to the gain from the dilution of our interest in TWB Company, L.L.C. (“TWB”), as a result of our partner’s contribution to this unconsolidated joint venture, credited to additional paid-in capital were $1,031,000 for fiscal 2008 (see “Note J – Investments in Unconsolidated Affiliates”).

A reconciliation of the federal statutory tax rate of 35 percent to total tax provision (benefit) follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(1.5)	2.3	0.4
Change in state and local valuation allowances	5.0	(0.7)	0.3
Change in income tax accruals for resolution of tax audits and change in estimate of deferred tax	1.6	(0.1)	(1.7)
Non-U.S. income taxes at other than 35%	(1.6)	3.9	(4.6)
Qualified production activities deduction	(2.1)	-	(0.6)
Goodwill impairment non-deductible	-	(13.9)	-
Other	0.7	(0.6)	(2.3)

Effective tax rate attributable to controlling interest	37.1%	25.9%	26.5%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interest in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interest were 34.1%, 26.7% and 25.3% for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The change in effective income tax rates, upon inclusion of net earnings attributable to noncontrolling interest, is a result of the nature of Spartan as an entity that pays no federal income tax, but instead distributes its income to its investors, where it becomes taxable. As a result, net earnings attributable to noncontrolling interest do not generate tax expense for Worthington.

Under applicable accounting guidance, a tax benefit may be recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Any tax benefits recognized in our financial statements from such a position were measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The total amount of unrecognized tax benefits was $5,933,000, $3,897,000, and $2,093,000 as of May 31, 2010, May 31, 2009 and June 1, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $3,935,000 as of May 31, 2010. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2010, May 31, 2009 and June 1, 2008, we had accrued liabilities of $1,232,000, $1,143,000, and $720,000, respectively, for interest and penalties within the unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(in thousands)
Balance at June 1, 2009	$3,897
Increases – tax positions taken in prior years	1,538
Decreases – tax positions taken in prior years	-
Increases – current tax positions	1,177
Decreases – current tax positions	-
Settlements	(541)
Lapse of statutes of limitations	(138)

Balance at May 31, 2010	$5,933

Approximately $1,200,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2006 and forward

U.S. State and Local – 2002 and forward

Austria – 2003 and forward

Canada – 2006 and forward

We also adjusted our deferred taxes in fiscal 2010, fiscal 2009 and fiscal 2008, resulting in an increase (decrease) of $291,000, $1,316,000, and $(2,057,000) in income tax expense, respectively.

Earnings before income taxes attributable to foreign sources for fiscal 2010, fiscal 2009 and fiscal 2008 were as noted above. As of May 31, 2010, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture. Accordingly, where this election has been made, no deferred tax liability has been recorded for those foreign earnings. Undistributed earnings of our consolidated foreign subsidiaries at May 31, 2010 amounted to $244,517,000. If such earnings were not permanently reinvested, a deferred tax liability of $18,804,000 would have been required.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2010	2009
Deferred tax assets:
Accounts receivable	$2,938	$4,511
Inventories	4,005	5,228
Accrued expenses	21,712	17,941
Net operating loss carryforwards	22,418	20,573
Tax credit carryforwards	2,127	2,423
Stock-based compensation	5,761	4,465
Derivative contracts	3,410	2,465
Other	58	754

Total deferred tax assets	62,429	58,360
Valuation allowance for deferred tax assets	(19,629)	(14,729)

Net deferred tax assets	42,800	43,631
Deferred tax liabilities:
Property, plant and equipment	(67,317)	(77,454)
Undistributed earnings of unconsolidated affiliates	(20,893)	(15,802)
Income taxes	(661)	(273)
Other	(582)	(1,010)

Total deferred tax liabilities	(89,453)	(94,539)

Net deferred tax liabilities	$(46,653)	$(50,908)

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

(in thousands)	2010	2009
Current assets:
Deferred income taxes	$21,964	$24,868
Other assets:
Deferred income taxes	3,276	7,210
Noncurrent liabilities:
Deferred income taxes	(71,893)	(82,986)

Net deferred tax liabilities	$(46,653)	$(50,908)

At May 31, 2010, we had tax benefits for federal net operating loss carryforwards of $232,000 that expire from fiscal 2011 to the fiscal year ending May 31, 2020. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2010, we had tax benefits for state net operating loss carryforwards of $18,173,000 that expire from fiscal 2011 to the fiscal year ending May 31, 2030 and state credit carryforwards of $1,253,000 that expire from fiscal 2011 to the fiscal year ending May 31, 2024. At May 31, 2010, we had tax benefits for foreign net operating loss carryforwards of $4,013,000 for income tax purposes that expire from fiscal 2011 to the fiscal year ending May 31, 2029. At May 31, 2010, we had tax benefits for foreign tax credit carryforwards of $874,000 that expire in the fiscal year ending May 31, 2019.

A valuation allowance of $19,629,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards and foreign tax credit carryforwards and certain state tax credits. The valuation allowance includes $1,105,000 for federal, $15,593,000 for state and $2,931,000 for foreign. The majority of the federal valuation allowance relates to foreign tax credits with the remainder relating to the net operating loss carryforwards. The majority of the state valuation allowance relates to Metal Framing operations in various states and the Company’s Decatur Alabama facility, while the foreign valuation allowance relates to operations in the Czech Republic and China. Based on our history of profitability and taxable income projections, we have determined that it is more likely than not that deferred tax assets are otherwise realizable.

Note E – Employee Pension Plans

In December 2008, the FASB issued new accounting guidance for employers’ accounting for defined benefit pension and other postretirement plans. Beginning with fiscal 2009, the Company adopted the measurement date provisions of this new accounting literature. The measurement date provisions require plan assets and obligations to be measured as of the date of the Company’s year-end financial statements. The Company previously measured its pension benefits obligation as of March 31 each year. The adoption of these measurement date provisions did not have a material effect on the Company’s consolidated financial position or results of operations for fiscal 2010 or fiscal 2009.

The new guidance also requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies are now required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets and significant concentrations of credit risk. The disclosure provisions of the new guidance are effective for fiscal years ending after December 15, 2009. The adoption of the disclosure provisions of the new guidance in the fourth quarter of fiscal 2010 required expanded disclosure in the notes to the Company’s consolidated financial statements, but did not impact amounts within our consolidated financial statements.

We provide retirement benefits to employees mainly through defined contribution retirement plans. Eligible participants make pre-tax contributions based on elected percentages of eligible compensation, subject to annual addition and other limitations imposed by the Internal Revenue Code and the various plans’ provisions. Company contributions consist of company matching contributions, annual or monthly employer contributions and discretionary contributions, based on individual plan provisions.

We also have one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan” or “defined benefit plan”). The Gerstenslager Plan is a non-contributory pension plan, which covers certain employees based on age and length of service. Our contributions comply with ERISA’s minimum funding requirements.

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2010	2009	2008
Defined benefit plan:
Service cost	$490	$615	$599
Interest cost	1,059	1,146	900
Actual return on plan assets	3,152	(3,774)	496
Net amortization and deferral	(3,811)	2,501	(1,538)

Net periodic pension cost on defined benefit plan	890	488	457
Defined contribution plans	8,817	8,455	11,641

Total retirement plan cost	$9,707	$8,943	$12,098

The following actuarial assumptions were used for our defined benefit plan:

	2010	2009	2008
To determine benefit obligation:
Discount rate	6.00%	7.45%	6.82%
To determine net periodic pension cost:
Discount rate	7.45%	6.92%	6.14%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The Gerstenslager Plan’s expected long-term rate of return in fiscal 2010, fiscal 2009 and fiscal 2008 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement. In determination of our obligation, we use the actuarial present value of the vested benefits to which an employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the Gerstenslager Plan during fiscal 2010 and fiscal 2009 as of the respective measurement dates:

(in thousands)	May 31, 2010	May 31, 2009
Change in benefit obligation
Benefit obligation, beginning of year	$14,300	$14,329
Service cost	490	615
Interest cost	1,059	1,146
Actuarial gain (loss)	3,989	(1,390)
Benefits paid	(387)	(400)

Benefit obligation, end of year	$19,451	$14,300

Change in plan assets
Fair value, beginning of year	$11,246	$15,420
Actual return on plan assets	3,152	(3,774)
Company contributions	982	-
Benefits paid	(387)	(400)

Fair value, end of year	$14,993	$11,246

Funded status	$(4,458)	$(3,054)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(4,458)	$(3,054)
Accumulated other comprehensive income (loss)	6,023	4,527
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	6,023	4,527

Total	$6,023	$4,527

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal year ended May 31:

(in thousands)	2010	2009
Net actuarial loss	$1,762	$3,877
Amortization of net loss	(266)	-
Amortization of prior service cost	-	(219)

Total recognized in other comprehensive income (loss)	$1,496	$3,658

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,386	$4,146

The estimated net loss and prior service cost for the defined benefit plan that will be amortized from AOCI into net periodic pension cost over the fiscal year ending May 31, 2011 are $257,000 and $0, respectively.

Pension plan assets are required to be disclosed at fair value in the consolidated financial statements. Fair value is defined in “Note R – Fair Value.” The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2010:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$275	$275	$-	$-
Bond Funds	4,632	4,632	-	-
Equity Funds	10,086	10,086	-	-

Totals	$14,993	$14,993	$-	$-

Fair values for the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31, 2010	May 31, 2009
Asset category
Equity securities	67%	61%
Debt securities	31%	38%
Other	2%	1%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumptions of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20-40% fixed income investments. Employer contributions of $1,800,000 are expected to be made to the defined benefit plan during fiscal 2011. The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted:

(in thousands)
2011	$423
2012	508
2013	569
2014	662
2015	754
2016-2020	6,241

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $5,747,000 and $6,539,000 at May 31, 2010 and 2009, respectively, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $728,000, $694,000 and $587,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The assumed salary rate increase was 3.0%, 3.5% and 3.5% for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The discount rate at May 31, 2010, 2009 and 2008 was 5.00%, 6.20% and 6.00%, respectively. This discount rate is based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note F – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans, we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. A total of 16,749,000 Worthington common shares have been authorized for issuance in connection with the stock-based compensation plans in place at May 31, 2010.

The stock options may be granted to purchase common shares at not less than 100% of fair market value on the date of the grant. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, the stock options granted to employees vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years after the date of grant. The non-qualified stock options granted to non-employee directors vest and become exercisable on the first to occur of (a) the first anniversary of the date of grant and (b) as to any option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc., the date on which the next annual meeting of shareholders is held following the date of grant. Stock options can be exercised through net-settlement, at the election of the option holder.

In addition to the stock options previously discussed, we have awarded performance shares, to certain employees, that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2010, 2011 and 2012. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period. The restricted shares granted to non-employee directors are valued at the closing market price of common shares of Worthington Industries, Inc. on the date of the grant. The restricted shares vest under the same parameters applicable to non-employee director stock options discussed above.

Non-Qualified Stock Options

U.S. GAAP requires that all share-based awards, including grants of stock options, be recorded as expense in the statement of earnings based on their fair values. In adopting the most recent U.S. GAAP provisions, we selected the modified prospective transition method. This method requires that compensation expense be recorded prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the stock options on the date of grant.

We calculate the fair value of the stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options use the following assumptions: The expected volatility is based on the historical volatility of the common shares of Worthington Industries, Inc., and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using the historical exercise experience. The dividend yield is based on annualized current dividends and an average quoted price of Worthington Industries, Inc. common shares over the preceding annual period.

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

	2010	2009	2008
Granted (in thousands)	993	606	1,849
Weighted average price, per share	$13.36	$18.75	$21.34
Weighted average grant date fair value, per share	$4.85	$5.57	$6.24
Pre-tax stock-based compensation (in thousands)	$3,968	$2,734	$9,346

The weighted average fair value of stock options granted in fiscal 2010, fiscal 2009 and fiscal 2008 was based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Assumptions used:
Dividend yield	3.10%	3.40%	3.28%
Expected volatility	47.90%	35.10%	35.05%
Risk-free interest rate	2.90%	3.50%	3.96%
Expected life (years)	6.0	6.0	6.5

The following tables summarize our activities in respect of stock options for the years ended May 31:

	2010		2009		2008
(in thousands, except per share)	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price
Outstanding, beginning of year	5,750	$18.16	5,958	$17.84	5,241	$16.33
Granted	993	13.36	606	18.75	1,849	21.34
Exercised	(227)	12.75	(318)	13.55	(840)	15.72
Expired	-	-	(200)	14.46	(16)	18.61
Forfeited	(344)	16.69	(296)	20.08	(276)	18.99

Outstanding, end of year	6,172	17.67	5,750	18.16	5,958	17.84

Exercisable at end of year	3,631	17.79	3,185	16.83	2,714	15.37

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2010
Outstanding	6,172	5.89	$2,671
Exercisable	3,631	4.41	1,268

May 31, 2009
Outstanding	5,750	6.10	$12,663
Exercisable	3,185	4.63	10,551

May 31, 2008
Outstanding	5,958	6.47	$15,116
Exercisable	2,714	4.34	12,474

During fiscal 2010, the total intrinsic value of stock options exercised was $786,000. The total amount of cash received from employees exercising stock options was $1,554,000 during fiscal 2010, and the related net tax benefit realized from the exercise of these stock options was $165,000 during the same period.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2010:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	2,565	$5.59
Granted	993	4.85
Vested	(673)	5.91
Forfeited	(344)	3.95

Non-vested, end of year	2,541	$5.47

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

	2010	2009	2008
Granted	21,750	22,850	11,150
Weighted average grant date fair value, per share	$13.90	$15.95	$22.95
Pre-tax stock-based compensation (in thousands)	$302	$364	$256

The calculated pre-tax stock-based compensation expense for the stock option and restricted share awards above of $4,570,000 ($2,826,000 after-tax) for fiscal 2010, $5,767,000 ($3,777,000 after-tax) for fiscal 2009 and $4,173,000 ($2,898,000 after-tax) for fiscal 2008 was recorded in selling, general and administrative expense. At May 31, 2010, the total unrecognized compensation cost related to non-vested awards was $9,846,000, which will be expensed over the next five fiscal years.

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

The dispute was litigated in Federal District Court in Charlotte, North Carolina. On February 26, 2010, the jury awarded contract damages relating to the price increases and other items to BernzOmatic of approximately $13,002,000, which was $3,698,000 in excess of the revenue recognition reserve. The Company recorded this $3,698,000 pre-tax charge in net earnings, within selling, general and administrative expense, during fiscal 2010. The jury award has been stayed pending appeal.

In May 2010, the Company filed motions for judgment as a matter of law and for a new trial on certain matters. BernzOmatic also filed motions which included a request for pre-judgment interest of $1,828,000 and attorneys fees of $1,242,000 related to certain claims. The trial judge is expected to rule on these matters in September 2010. Based on the Company’s assessments of probability and estimates of related amounts involved in this matter, no adjustment to the $13,002,000 in related reserves has been recorded.

The Company believes that it has numerous grounds to appeal the jury’s verdict, and intends to pursue such an appeal unless its post-trial motions are favorably resolved by the trial court.

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

To secure access to a facility used to regenerate acid used in certain Steel Processing locations, we have entered into unconditional purchase obligations with a third party under which three of our Steel Processing facilities deliver their spent acid for processing annually through the fiscal year ending May 31, 2019. In addition, we are required to pay for freight and utilities used in regenerating the spent acid. Total net payments to this third party were $4,270,000, $4,948,000, and $5,359,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The aggregate amount of required future payments at May 31, 2010, was as follows for the next five fiscal years and thereafter:

(in thousands)
2011	$2,367
2012	2,367
2013	2,367
2014	2,367
2015	2,367
Thereafter	9,468

Total	$21,303

We may terminate the unconditional purchase obligations at any time by purchasing this facility at its then fair market value.

Note H – Segment Data

During the fiscal quarter ended February 28, 2010, we made certain organizational changes that impacted the internal reporting and management structure of our previously reported Construction Services operating segment. This operating segment consisted of the Worthington Integrated Building Systems (“WIBS”) business unit, which included the Mid-Rise Construction, Military Construction and Commercial Stairs businesses. As a result of continued challenges facing those businesses, the interaction between those businesses and other operations within the Company and other industry factors, management responsibilities and internal reporting were re-aligned and separated for those entities within WIBS. Operational strategies have also been modified for these businesses in order to reduce redundancy and competition within the consolidated Company. While the composition of the Company’s reportable business segments is unchanged from this development (see description below), the level of aggregation within the Other category for segment reporting purposes is impacted, as are the identified reporting units used for testing of potential goodwill impairment. Subsequent to this change, and as of May 31, 2010, the Other category, for purposes of reporting segment financial information, continues to include Mid-Rise Construction, Military Construction and Commercial Stairs. However, those operating units are no longer combined together as the Construction Services operating segment, but are each separate and distinct operating segments, as well as separate reporting units.

During the fiscal quarter ended February 28, 2010, prior to the separation of those businesses formerly comprising the Construction Services operating segment and as a result of many of the same factors leading to that change, as described above, we again tested the value of the goodwill balances in the then Construction Services operating segment, after having tested the long-lived assets, including intangible assets with finite useful lives, for impairment. See “Note N – Goodwill and Other Long-Lived Assets” for additional details of that testing and the resulting impairments, which are included within the Other category in the tables below.

Our operations include three reportable business segments: Steel Processing, Pressure Cylinders and Metal Framing. Factors used to identify these reportable business segments include the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative guidance. A discussion of each of the three operating segments that qualify as a reportable business segment is outlined below.

Steel Processing:    The Steel Processing operating segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, Inc., a specialty stainless processor located in Los Angeles, California, and Spartan, a consolidated joint venture which operates a cold-rolled hot dipped galvanizing line. Worthington Steel is an intermediate processor of flat-rolled steel and stainless steel. This operating segment’s processing capabilities include pickling; slitting; cold reducing; hot-dipped galvanizing; hydrogen annealing; cutting-to-length; tension leveling; edging; non-metallic coating, including dry lubrication, acrylic and paint; and configured blanking. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container and aerospace markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.

Pressure Cylinders:    The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit. Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders; high-pressure and industrial/specialty gas cylinders; airbrake tanks; and certain consumer products. The LPG cylinders are sold to manufacturers, distributors and mass merchandisers and are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts, hand held torches and propane-fueled camping equipment. Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. High-pressure and industrial/specialty gas cylinders are sold primarily to gas producers and distributors as containers for gases used in the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers and “Balloon Time®” helium kits, which include non-refillable cylinders.

Metal Framing:    The Metal Framing operating segment consists of the Dietrich Metal Framing business unit, which designs and produces metal framing components and systems and related accessories for the commercial and residential construction markets within the United States. Dietrich’s customers primarily consist of wholesale distributors, commercial and residential building contractors and mass merchandisers.

Other:    Included in the Other category are operating segments that do not meet the applicable aggregation criteria and materiality tests for purposes of separate disclosure as reportable business segments, as well as other corporate-related entities. These operating segments are: Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs. Each of these operating segments is explained in more detail below.

Automotive Body Panels:    This operating segment consists of the Gerstenslager business unit which provides services including stamping, blanking, assembly, painting, packaging, die management, warehousing, distribution management and other services to customers primarily in the automotive industry.

Steel Packaging:    This operating segment consists of Worthington Steelpac Systems, LLC (“Steelpac”), which designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles.

Mid-Rise Construction:    This operating segment consists of Worthington Mid-Rise Construction, Inc., which designs, supplies and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units.

Military Construction:    This operating segment consists of Worthington Military Construction, Inc., which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military housing.

Commercial Stairs:    This operating segment consists of Worthington Stairs, LLC, a manufacturer of pre-engineered steel egress stair solutions.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

Summarized financial information for our reportable business segments as of, and for the indicated years ended May 31, is shown in the following table.

(in thousands)	2010	2009	2008
Net sales
Steel Processing	$988,950	$1,183,013	$1,463,202
Pressure Cylinders	467,572	537,373	578,808
Metal Framing	330,578	661,024	788,788
Other	155,934	249,857	236,363

Total	$1,943,034	$2,631,267	$3,067,161

Operating income (loss)
Steel Processing	$51,353	$(68,149)	$55,799
Pressure Cylinders	30,056	61,175	70,004
Metal Framing	(10,186)	(142,598)	(16,215)
Other	(49,260)	(25,724)	(3,554)

Total	$21,963	$(175,296)	$106,034

Depreciation and amortization
Steel Processing	$26,290	$25,944	$26,779
Pressure Cylinders	12,936	10,680	10,454
Metal Framing	14,591	15,683	16,907
Other	10,836	11,766	9,273

Total	$64,653	$64,073	$63,413

Pre-tax impairment of long-lived assets and restructuring and other expense (income)
Steel Processing	$(488)	$3,917	$1,096
Pressure Cylinders	309	1,045	103
Metal Framing	3,892	110,536	8,979
Other	35,939	24,486	7,933

Total	$39,652	$139,984	$18,111

Total assets
Steel Processing	$674,953	$469,701	$942,885
Pressure Cylinders	393,639	355,717	437,159
Metal Framing	203,072	226,285	527,446
Other	248,683	312,126	80,541

Total	$1,520,347	$1,363,829	$1,988,031

Capital expenditures
Steel Processing	$5,910	$24,975	$7,157
Pressure Cylinders	19,425	26,618	16,540
Metal Framing	2,614	4,467	6,770
Other	6,370	8,094	17,053

Total	$34,319	$64,154	$47,520

Net sales by geographic region for the years ended May 31 are shown in the following table:

(in thousands)	2010	2009	2008
United States	$1,832,286	$2,395,430	$2,786,679
Canada	39,751	66,467	74,623
Europe	70,997	169,370	205,859

Total	$1,943,034	$2,631,267	$3,067,161

Property, plant and equipment, net, by geographic region as of May 31 is shown in the following table:

(in thousands)	2010	2009	2008
United States	$459,174	$472,078	$505,988
Canada	1,055	2,567	8,025
Europe	45,934	46,860	35,931

Total	$506,163	$521,505	$549,944

Note I – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2010, fiscal 2009 and fiscal 2008 totaled $9,336,000, $18,550,000, and $25,962,000, respectively. Purchases from affiliated companies for fiscal 2010, fiscal 2009 and fiscal 2008 totaled $4,701,000, $2,799,000, and $10,680,000, respectively. Accounts receivable from affiliated companies were $4,377,000, and $3,301,000 at May 31, 2010 and 2009, respectively. Accounts payable to affiliated companies were $3,048,000 and $155,000 at May 31, 2010 and 2009, respectively.

Note J – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that are not controlled, either through majority ownership or otherwise, are accounted for using the equity method of accounting. At May 31, 2010, these equity investments and the percentage interests owned consisted of: DMFCWBS, LLC (the “Clark JV”) (50%), LEFCO Worthington, LLC (49%), Samuel Steel Pickling Company (31%), Serviacero Planos, S.A. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%) and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

As further discussed in “Note P – Acquisitions,” Worthington acquired certain assets from Gibraltar Industries, Inc. and its subsidiaries (collectively, “Gibraltar”) on February 1, 2010. Included in the assets acquired was a 31.25% partnership interest in Samuel Steel Pickling Company, a joint venture which operates a steel pickling facility in Twinsburg, Ohio, and one in Cleveland, Ohio. The joint venture is accounted for using the equity method of accounting, as the Company does not have a controlling financial interest in the joint venture.

On August 12, 2009, we joined with ClarkWestern Building Systems, Inc., to create the Clark JV. We contributed certain intangible assets and committed to pay a portion of certain costs and expenses in return for 50% of the equity units and voting power of the joint venture. The purpose of the Clark JV is to develop, test and obtain approvals for metal framing stud designs, as well as to develop, own and license intellectual property related to such designs. The Clark JV does not manufacture or sell any products, but will license its designs to its members and possibly to third parties. The Clark JV is accounted for using the equity method of accounting, as both parties have equal voting rights and control.

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

On June 2, 2008, we made an additional capital contribution of $392,000 to Viking & Worthington Steel Enterprise, LLC (“VWSE”). The other member in the joint venture did not make its contribution as required by the operating agreement. As a result, we now own 100% of VWSE, which has been fully consolidated in our financial statements since the beginning of fiscal 2009. VWSE has closed its manufacturing operations and its business is being handled by the consolidated operations of the Steel Processing operating segment.

On March 1, 2008, our TWB joint venture acquired ThyssenKrupp Tailored Blanks S.A. de C.V., the Mexican laser welding subsidiary of ThyssenKrupp Steel North America, Inc. (“ThyssenKrupp”), to expand TWB’s presence in Mexico. The acquisition was made through a contribution of capital by ThyssenKrupp, and as a result, ThyssenKrupp owns 55% of TWB and Worthington owns 45%. This resulted in a dilution gain of $1,944,000 (net of taxes of $1,031,000) and was recorded as additional paid-in capital.

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

We received distributions from unconsolidated affiliates totaling $52,970,000, $80,580,000 and $58,920,000 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount within other liabilities on the consolidated balance sheets of $18,385,000 and $18,240,000 at May 31, 2010 and 2009, respectively. The accounting treatment of excess distributions for a general partnership is to reclassify the negative balance to the liability section of the balance sheet, which was done during fiscal 2010 and fiscal 2009. This liability is included in other liabilities on the consolidated balance sheets at May 31, 2010 and 2009. We will continue to record equity in net income from WAVE as a debit to the investment account, and when it becomes positive, it will again be shown as an asset on the consolidated balance sheets. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or for other reasons), we will record any balance in the liability as immediate income or gain.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received on the investments are included in our consolidated statements of cash flows in operating activities, unless the cumulative distributions exceed our portion of cumulative equity in earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and included in our consolidated statements of cash flows as an investing cash flow. During fiscal 2010 and fiscal 2009, the Company received distributions from an unconsolidated joint venture in excess of the Company’s cumulative equity in the earnings of that joint venture. These cash flows of $375,000 and $23,500,000, respectively, were included in investing activities in the consolidated statements of cash flows due to the nature of the distributions as returns of investment, rather than returns on investment.

Combined financial information for affiliated companies accounted for using the equity method as of, and for the years ended, May 31, was as follows:

(in thousands)	2010	2009	2008
Cash	$75,762	$72,103	$79,538
Other current assets	199,288	165,615	225,469
Noncurrent assets	170,787	167,779	194,169

Total assets	$445,837	$405,497	$499,176

Current liabilities	$85,514	$57,995	$124,258
Long-term debt	150,212	150,596	101,411
Other noncurrent liabilities	10,244	24,373	34,394
Equity	199,867	172,533	239,113

Total liabilities and equity	$445,837	$405,497	$499,176

Net sales	$708,779	$719,635	$745,437
Gross margin	189,622	175,832	206,927
Depreciation and amortization	10,690	14,044	13,056
Interest expense	1,482	3,708	7,575
Income tax expense	5,625	7,101	8,974
Net earnings	127,837	102,071	134,925

At May 31, 2010, $17,386,000 of the Company’s consolidated retained earnings represented undistributed earnings, net of tax, of our unconsolidated affiliates.

Note K – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended May 31:

(in thousands, except per share)	2010	2009	2008
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest – income (loss) available to common shareholders	$45,241	$(108,214)	$107,077

Denominator:
Denominator for basic earnings (loss) per share attributable to controlling interest – weighted average common shares	79,127	78,903	81,232
Effect of dilutive securities	16	-	666

Denominator for diluted earnings (loss) per share attributable to controlling interest – adjusted weighted average common shares	79,143	78,903	81,898

Basic earnings (loss) per share attributable to controlling interest	$0.57	$(1.37)	$1.32
Diluted earnings (loss) per share attributable to controlling interest	0.57	(1.37)	1.31

Stock options covering 5,820,514, 5,979,781 and 1,346,625 common shares for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

Note L – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $16,681,000, $15,467,000 and $14,188,000 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2010, were as follows:

(in thousands)
2011	$10,662
2012	8,727
2013	7,368
2014	4,628
2015	3,240
Thereafter	5,042

Total	$39,667

Note M – Restructuring

In fiscal 2008, we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve the Company’s sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing segments. As a result of the

Transformation Plan and its related efforts, we have incurred certain asset impairments which have been included within restructuring and other expense in the consolidated statements of earnings. Asset impairment charges which are not a result of these efforts have been included within impairment of long-lived assets in the consolidated statements of earnings.

To date, the following have taken place:

•

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

•	During the first quarter of fiscal 2009, the Metal Framing corporate offices were moved from Pittsburgh and Blairsville, Pennsylvania, to Columbus, Ohio. Headcount was reduced by 33.

•

On October 23, 2008, we announced the closure of two facilities, one Steel Processing (Louisville, Kentucky) and one Metal Framing (Renton, Washington), as well as headcount reductions of 282. The Louisville facility was closed on February 28, 2009, and the Renton facility closed on December 31, 2008. During the second quarter of fiscal 2010, the remaining assets of the Louisville facility were sold, resulting in a gain of $1,003,000. That gain has been classified within restructuring and other expense in the consolidated statements of earnings, and is included in the gain on dispositions of $4,336,000 noted in the table below.

•

On December 5, 2008, we announced the closure and/or suspension of operations at three Metal Framing facilities and headcount reductions in Steel Processing of 186. The Lunenburg, Massachusetts, facility closed and operations were suspended in Miami, Florida, and Phoenix, Arizona, on February 28, 2009. The associated headcount impact for Metal Framing was a reduction of 125.

•

The decision was made during the first quarter of fiscal 2010 to close the Joliet, Illinois, Metal Framing facility. A majority of the roll forming operation located at that facility was moved to the Hammond, Indiana, facility during the third quarter of fiscal 2010. Approximately $1,717,000 of impairment was recognized during fiscal 2010 related to this closure.

•

During the third quarter of fiscal 2010, additional headcount reductions took place across locations within the Metal Framing, Military Construction and Mid-Rise Construction operating segments. A total of 113 individuals were impacted.

•

In February 2010, the Rock Hill, South Carolina, Steel Processing facility met the held for sale classification criteria under applicable accounting guidance. The $1,165,000 carrying value of that facility, which was determined to be below fair value, was included within assets held for sale in the consolidated balance sheet as of May 31, 2010.

•

In May 2010, certain of the Buffalo, New York, Steel Processing equipment met the held for sale classification criteria under applicable accounting guidance. After an immaterial adjustment to fair value, the $1,315,000 carrying value of that equipment was included within assets held for sale in the consolidated balance sheet as of May 31, 2010.

We retained a consulting firm to assist in the development and implementation of the Transformation Plan. The services provided by this firm included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Transformation Plan. Accordingly, the firm’s fees were included in restructuring charges. Those services began at the onset of the Transformation Plan and concluded in fiscal 2009.

We continued to execute our Transformation Plan through fiscal 2010. In our Steel Processing operating segment, we have completed the diagnostic and implementation phases at each of our core facilities. Additionally, we have initiated the diagnostic process at our west coast stainless steel operation and our newly acquired facility in Cleveland, as well as in our Mexican joint venture, Serviacero. We anticipate that we will have substantially completed the Transformation Plan process at these facilities and one additional Steel Processing facility by December 31, 2010. In our Metal Framing operating segment, we have substantially completed the Transformation Plan process at eight facilities and anticipate completing the process at four additional facilities by December 31, 2010. We expect to incur additional restructuring charges relating to the Transformation Plan as we progress through the remaining Metal Framing and Steel Processing facilities, although these charges should decline over the coming quarters. Recent charges have been, and future charges are expected to be, largely comprised of continued severance, retirement and internal transformation team expense, as well as non-cash impairment losses and accelerated depreciation expense for impacted assets. The need for other restructuring charges will depend largely on recommendations developed from the Transformation Plan.

As of May 31, 2010, a total of $65,395,000 related to the Transformation Plan had been recorded as restructuring and other expense in the consolidated statements of earnings, as follows: $4,243,000 in fiscal 2010; $43,041,000 in fiscal 2009; and $18,111,000 in fiscal 2008. A progression of the liabilities created as part of the Transformation Plan, combined with a reconciliation to the restructuring and other expense line item in our consolidated statement of earnings for fiscal 2010, is summarized as follows:

(in thousands)	5/31/2009 Liability	Expense	Payments	Adjustments	5/31/2010 Liability
Early retirement and severance	$3,201	$3,948	$(6,223)	$(33)	$893
Professional fees and other costs	999	3,160	(3,599)	-	560

	$4,200	7,108	$(9,822)	$(33)	$1,453

Non-cash charges		3,408
Net gain on dispositions		(4,336)
Other		(1,937)

Restructuring and other expense		$4,243

The non-cash charges of $3,408,000, above, represent accelerated depreciation expense for assets determined to be impaired as a result of the efforts of the Transformation Plan, but which continue to be held and used.

The $4,336,000 net gain on dispositions above includes the previously noted gain from the sale of remaining assets of the Louisville facility, immaterial losses from other above-noted facilities and a gain of $3,773,000 on the sale of our Metal Framing operations in Canada. The sale of our Metal Framing operations in Canada included two manufacturing facilities located in Burnaby, British Columbia, and Mississauga, Ontario, and two sales and distribution centers located in LaSalle, Quebec, and Edmonton, Alberta. Because the sale did not meet the criteria for classification as discontinued operations, the resulting gain has been included within operating income in the Company’s consolidated statements of earnings.

The other line item above represents the $1,937,000 reversal of a reserve that was established during the sale and related impairment of the steel processing facility in Decatur, Alabama, during the fourth quarter of the fiscal year ended May 31, 2004. Certain conditions anticipated when the reserve was established did not materialize, and a portion of the reserve was therefore reversed. The remaining reserve for this matter is not material.

Note N – Goodwill and Other Long-Lived Assets

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

Due to continued deterioration in business and market conditions during fiscal 2009, we determined that certain indicators of impairment were present. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the fourth quarter of fiscal 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment loss was indicated at May 31, 2009.

Due to continued deterioration in business and market conditions impacting the Steel Packaging operating segment during the second quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for certain long-lived assets. Therefore, those long-lived assets were tested for impairment during the fiscal quarter ended November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to the Steel Packaging asset group was less than the net book value for the asset group. Therefore, an impairment loss was recognized in the amount of $2,703,000. The impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at November 30, 2009. Refer to “Note R – Fair Value” for information regarding the determination of fair value for these assets.

Due to continued deterioration in business and market conditions impacting our Metal Framing operating segment and the then Construction Services operating segment during the first and second quarters of fiscal 2010, we determined that certain indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the fiscal quarters ended August 31, 2009 and November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. Other than as described at “Note M – Restructuring,” the sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment losses were indicated.

Due to continued deterioration in business and market conditions impacting our Metal Framing operating segment and the then Construction Services operating segment during the third quarter of fiscal 2010, we determined that certain indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the fiscal quarter ended February 28, 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

The sum of the undiscounted future cash flows related to the Metal Framing asset group was more than the net book value for the asset group. Therefore, there was no impairment loss at February 28, 2010 in the Metal Framing operating segment, other than that described at “Note R – Fair Value and “Note M – Restructuring.”

The sum of the undiscounted future cash flows related to an identified asset group within the then Construction Services operating segment (as previously reported and discussed within “Note H – Segment Data”) was less than the net book value for the asset group. Therefore, an impairment loss was recognized during the fiscal quarter ended February 28, 2010 in the amount of $8,055,000. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at February 28, 2010. The impaired assets consisted largely of customer lists and also included trade name and technology assets. Refer to “Note R – Fair Value” for information regarding the determination of fair value for these assets.

Due largely to changes in the use of certain assets during the fourth quarter of fiscal 2010, we determined that indicators of impairment were present. Therefore, long-lived assets were tested for impairment during the fourth quarter of fiscal 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment loss was indicated at May 31, 2010, other than that described at “Note R – Fair Value” and “Note M – Restructuring.”

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

Due to industry changes, weakness in the construction market and the depressed results in the Metal Framing operating segment over the fiscal 2009 year, we tested this operating segment for impairment on a quarterly basis during fiscal 2009. During the fiscal quarter ended November 30, 2008, we again tested the value of the goodwill balances in the Metal Framing operating segment. Given the significant decline in the economy during fiscal 2009 and its impact on the construction market, we revised the forecasted cash flows and discount rate assumptions used in our previous valuations of this operating segment. The forecasted cash flows were revised downward due to the significant decline in, and the future uncertainty of, the economy. The discount rate, based on our then current cost of debt and equity capital, was changed due to the increased risk in our forecast. After reviewing the revised valuation and the fair value estimates of the remaining assets, it was determined that the value of the business no longer supported its $96,943,000 goodwill balance. As a result, the full amount was written-off in the fiscal quarter ended November 30, 2008.

The results of the then Construction Services operating segment (as previously reported and discussed within “Note H – Segment Data) continued to deteriorate as the anticipated economic recovery in the commercial construction industry has been pushed further into the future. As a result, management determined that impairment indicators existed in the recent past, as noted above, and the assets (long-lived assets as well as goodwill) of the then Construction Services operating segment were reviewed for potential impairment on a quarterly basis during fiscal 2010. These tests were performed in earlier periods with no impairment resulting. However, each successive test yielded a result closer to the point at which an impairment would be indicated. During the fiscal quarter ended February 28, 2010, we again tested the value of the goodwill balances in the then Construction Services operating segment. Based upon the continued

depression of the industry and the future uncertainty of the market, we revised the forecasted cash flows used in our previous valuations of this operating segment downward. After reviewing the revised valuation and the fair value estimates of the remaining net assets, it was determined that the value of the business no longer supported its $24,651,000 goodwill balance. As a result, the full amount was written-off in the third fiscal quarter ended February 28, 2010. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings. Management continues to assess these businesses, as well as market and industry factors impacting the businesses, in order to determine the appropriate course of action going forward.

During the fourth quarter of fiscal 2010, at which point only the Pressure Cylinders operating segment had remaining non-impaired goodwill recorded, the Company completed its annual test of goodwill. No additional impairments were identified during the Company’s annual assessment of goodwill, as the estimated fair value of the Pressure Cylinders operating segment exceeded its carrying value by a substantial amount. However, future declines in the market and deterioration in earnings could lead to additional impairment of goodwill and other long-lived assets.

Changes in the carrying amount of goodwill for the fiscal years ending May 31, 2010 and 2009, by reportable business segment, were as follows:

	Pressure Cylinders	Metal Framing	Other	Total
(in thousands)
Balance at June 1, 2008
Goodwill	$79,507	$97,316	$6,700	$183,523
Accumulated impairment losses	-	-	-	-

	79,507	97,316	6,700	183,523
Acquisitions and purchase accounting adjustments	-	-	17,951	17,951
Translation adjustments	(2,815)	(373)	-	(3,188)

Impairment losses	-	(96,943)	-	(96,943)

Balance at May 31, 2009
Goodwill	$76,692	$96,943	$24,651	$198,286
Accumulated impairment losses	-	(96,943)	-	(96,943)

	76,692	-	24,651	101,343
Acquisitions and purchase accounting adjustments	5,495	-	-	5,495
Translation adjustments	(2,644)	-	-	(2,644)

Impairment losses	-	-	(24,651)	(24,651)

Balance at May 31, 2010
Goodwill	79,543	96,943	24,651	201,137
Accumulated impairment losses	-	(96,943)	(24,651)	(121,594)

	$79,543	$-	$-	$79,543

The decrease in goodwill for the Other category was due to the impairment of the entire goodwill balance during fiscal 2010, as noted above.

Amortizable intangible assets are summarized as follows at May 31:

	2010		2009
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$13,119	$8,246	$14,119	$7,655
Customer relationships	23,443	6,775	19,981	5,845
Non-compete agreement	2,100	1,844	1,900	1,286
Other	3,070	903	2,970	542

Total	$41,732	$17,768	$38,970	$15,328

The net increase in amortizable intangible assets was due largely to the acquisition of the membership interests of Structural Composites Industries, LLC on September 3, 2009 ($7,800,000, See “Note P – Acquisitions”), the acquisition of the steel processing assets of Gibraltar ($4,701,000, See “Note P – Acquisitions”) and the impairment of intangible assets associated with the asset write-down within the then Construction Services operating segment, as noted above ($8,055,000). Currency translation adjustments comprised the remainder of the change in cost basis. Amortization expense was $4,124,000, $3,896,000 and $2,258,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. These intangible assets are amortized on the straight-line method over their estimated useful lives, which range from 1 to 15 years.

Estimated amortization expense for these intangible assets for the next five fiscal years is as follows:

(in thousands)
2011	$3,123
2012	2,956
2013	2,498
2014	2,398
2015	2,360

Note O – Guarantees and Warranties

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2010, the Company was party to an operating lease for an aircraft in which the Company has guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14,667,000 at May 31, 2010. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

The Company also had in place $8,260,000 of outstanding stand-by letters of credit as of May 31, 2010. These letters of credit were issued to third-party service providers and had no amounts drawn against them at May 31, 2010. Fair value of theses guarantee instruments, based on premiums paid, was not material at May 31, 2010.

We have established reserves for anticipated sales returns and allowances, including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at May 31, 2010 and 2009.

Note P – Acquisitions

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

On February 1, 2010, the Company acquired the steel processing assets of Gibraltar for cash of $29,164,000. Those assets became part of the Steel Processing operating segment of Worthington. The acquisition expanded the capabilities of the Company’s cold-rolled strip business and its ability to service the needs of new and existing customers. The assets acquired were Gibraltar’s Cleveland, Ohio, facility, equipment and inventory of Gibraltar’s Buffalo, New York, facility and a warehouse in Detroit, Michigan. Also acquired was the stock of Cleveland Pickling, Inc., whose only asset is a 31.25% interest in Samuel Steel Pickling Company, a joint venture which operates a steel pickling facility in Twinsburg, Ohio, and one in Cleveland, Ohio.

The acquired assets and assumed liabilities in the Gibraltar acquisition were measured and recognized based on their estimated fair values at the date of acquisition. Intangible assets, consisting mostly of customer list, will be amortized over a weighted average life of 9.7 years on a straight-line basis. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The estimated fair value of assets acquired and liabilities assumed approximated the purchase price, and therefore no goodwill, nor any bargain purchase gain, was generated. While the Company does not anticipate any changes to the initial accounting for this transaction, final review of the purchased net assets and related fair value determinations remains in process and could result in future adjustments within the measurement period, as defined within applicable accounting guidance.

The assets acquired and liabilities assumed in the Gibraltar acquisition were as follows:

(in thousands)
Accounts receivable	$274
Inventories	24,059
Other current assets	143
Intangible assets	4,701
Property, plant and equipment, net	18,406
Investment in affiliate	2,500

Total assets	50,083
Accounts payable	(19,832)
Accrued liabilities	(1,087)

Identifiable net assets	29,164
Goodwill	-

Total purchase price	$29,164

On September 3, 2009, the Company acquired the membership interests of SCI for cash of $24,221,000. SCI is a manufacturer of lightweight, aluminum-lined, composite-wrapped high pressure cylinders used in commercial, military, marine and aerospace applications. Product lines include cylinders for alternative fuel vehicles using compressed natural gas or hydrogen, self-contained breathing apparatuses, aviation oxygen and escape slides, military applications, home oxygen therapy and advanced and cryogenic structures. SCI operates as part of Worthington’s Pressure Cylinders operating segment. The acquisition of SCI allowed the Company to continue to grow the Pressure Cylinders business and provided an entry into weight critical applications, further broadening the portfolio beyond the operating segment’s original, core markets.

The acquired assets and assumed liabilities in the SCI acquisition were measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. Intangible assets, consisting mostly of customer lists, trade name and technology, will be amortized over a weighted average life of 13.5 years on a straight-line basis.

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill of $5,495,000 is expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed in the SCI acquisition were as follows:

(in thousands)
Accounts receivable	$2,897
Inventories	4,929
Other current assets	116
Intangible assets	7,800
Property, plant and equipment, net	6,117

Total assets	21,859
Accounts payable	(1,535)
Accrued liabilities	(1,576)
Other liabilities	(22)

Identifiable net assets	18,726
Goodwill	5,495

Total purchase price	$24,221

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

The acquired assets and assumed liabilities in the Piper acquisition were measured and recognized based on their estimated fair values at the date of acquisition, with the gain on the acquisition of $891,000 representing the excess of the fair value of identifiable net assets over the purchase price. The Company was able to realize a gain on this transaction as a result of the then current market conditions and the sellers’ desire to exit the business. The gain on this transaction was recorded in miscellaneous income (expense) on the consolidated statements of earnings.

The assets acquired and liabilities assumed in the Piper acquisition were as follows:

(in thousands)
Accounts receivable	$3,935
Inventories	4,142
Other current assets	296
Property, plant and equipment, net	4,300

Total assets	12,673
Accounts payable	(1,711)
Accrued liabilities	(358)

Identifiable net assets	10,604
Gain on acquisition	(891)

Total purchase price	$9,713

On July 31, 2008, our Steelpac subsidiary purchased the assets of Laser Products (“Laser”) for $3,425,000. Laser is a steel rack fabricator primarily serving the auto industry. The acquired assets and assumed liabilities in the Laser acquisition, which consisted of working capital, fixed assets and the customer list, were measured and recognized based on their estimated fair values at the date of acquisition. The customer list is being amortized over ten years.

On June 2, 2008, Worthington purchased substantially all of the assets of The Sharon Companies Ltd. (“Sharon Stairs”) for $37,150,000. Sharon Stairs, now referred to as Worthington Stairs, LLC, designs and manufactures steel egress stair systems for the commercial construction market, and operates one manufacturing facility in Akron, Ohio. Sharon Stairs was acquired in order to compliment the existing construction businesses and to build synergies across the Company while sharing best practices in manufacturing and fabricating.

The acquired assets in the Sharon Stairs acquisition were measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. Intangible assets, consisting mostly of customer lists, trade name and technology, were to be amortized over a weighted average life of 13 years on a straight-line basis.

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill of $17,951,000 is expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed in the Sharon Stairs acquisition were as follows:

(in thousands)
Current assets	$8,520
Intangible assets	12,440
Property, plant and equipment, net	2,500

Total assets	23,460
Current liabilities	3,841
Other liabilities	20
Long-term debt	400

Identifiable net assets	19,199
Goodwill	17,951

Total purchase price	$37,150

During fiscal 2010, the Company recognized an impairment loss that significantly reduced the value of intangible assets (including goodwill) recorded in conjunction with the acquisition of the assets of Sharon Stairs. See “Note N – Goodwill and Other Long-Lived Assets” for additional details.

Operating results of each above-noted business has been included in the consolidated statements of earnings from the respective acquisition date, forward. Pro forma results, including the acquired businesses described above since the beginning of fiscal 2009, would not be materially different than the actual results reported.

Note Q – Business Interruption

On January 5, 2008, Severstal North America, Inc. (“Severstal”) experienced a furnace outage. Severstal is a primary steel supplier to, and a minority partner in, our Spartan. Severstal is also a steel supplier to some of our other Steel Processing locations and to our Pressure Cylinders operating segment. Business interruption losses were incurred in the form of lost sales and added costs for material, freight, scrap and other items. The additional expenses incurred for material costs, freight and scrap in excess of our deductible have been offset by proceeds from our insurance company. Net proceeds of $5,749,000 from final settlement of the insurance claim were recorded in cost of goods sold during the fiscal quarter ended February 28, 2009 to offset the reduced profit from lost sales at Spartan. Our partner’s portion of the net proceeds was $2,760,000, and included in net earnings attributable to noncontrolling interest in our consolidated statements of earnings for fiscal 2009.

Note R – Fair Value

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

At May 31, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Commodity derivative contracts	$-	$768	$-	$768

Liabilities
Foreign currency derivative contracts	$-	$233	$-	$233
Interest rate derivative contracts	-	10,584	-	10,584
Commodity derivative contracts	-	409	-	409

Total liabilities	$-	$11,226	$-	$11,226

At May 31, 2009, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Foreign currency derivative contracts	$-	$1,135	$-	$1,135

Liabilities
Foreign currency derivative contracts	$-	$769	$-	$769
Interest rate derivative contracts	-	7,899	-	7,899

Total liabilities	$-	$8,668	$-	$8,668

Refer to “Note S – Derivative Instruments and Hedging Activities” for additional information regarding the location within the consolidated balance sheets and the risk classification of the Company’s derivative instruments.

At May 31, 2010, the fair values of the Company’s assets measured on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held for sale	$-	$1,315	$-	$1,315
Long-lived assets held and used	-	4,420	1,628	6,048

Total assets	$-	$5,735	$1,628	$7,363

Certain assets of the Buffalo, New York, Steel Processing facility were written down to their fair value of $1,315,000, resulting in an immaterial impairment charge, which was included in net earnings, within restructuring and other expense, for fiscal 2010. The assets’ fair values were determined based on market prices for similar assets. See “Note M – Restructuring” for additional details.

Certain assets of the Joliet, Illinois Metal Framing facility were written down to their fair value of $3,848,000, resulting in an impairment charge of $1,717,000, which was included in net earnings, within restructuring and other expense, for fiscal 2010. The assets’ fair values were determined based on market prices for similar assets. See “Note M – Restructuring” for additional details.

Certain assets of the Steel Packaging operating segment were written down to their fair value of $572,000, resulting in an impairment charge of $2,703,000, which was included in net earnings, within impairment of long-lived assets, for fiscal 2010. The assets’ fair values were determined based on market prices for similar assets. See “Note N – Goodwill and Other Long-Lived Assets” for additional details.

Certain assets within the then Construction Services operating segment (as previously reported and discussed within “Note H – Segment Data”) were written down to their fair value of $1,628,000, resulting in an impairment charge of $8,055,000, which was included in net earnings, within impairment of long-lived assets, for fiscal 2010. The assets’ fair values were determined based on discounted cash flow models utilizing market observable inputs, as well as certain unobservable inputs. In determining the fair values of these assets, management was required to make certain assumptions regarding the expected cash flows and the discount rates used to determine the present values of those cash flows. Due to the weight of the unobservable inputs used, we have classified the values of these impaired assets as Level 3 within the fair value hierarchy. See “Note N – Goodwill and Other Long-Lived Assets” for additional details.

Effective August 31, 2009, we adopted an accounting standard that updated guidance concerning interim disclosures about fair values of financial instruments. That standard requires disclosures about fair values of financial instruments in all interim financial statements as well as in annual financial statements.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, notes payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair values. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $250,319,000 and $242,136,000 at May 31, 2010 and May 31, 2009, respectively. The carrying amounts of long-term debt, including current maturities, were $250,238,000 and $239,393,000 at May 31, 2010 and May 31, 2009, respectively.

Note S – Derivative Instruments and Hedging Activities

Interest Rate Risk – We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap has a notional amount of $100,000,000 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004 issuance of the 2014 Notes (see “Note C – Debt and Receivables Securitization”). We pay a fixed rate of 4.46% and receive a variable rate based on six-month LIBOR. The interest rate derivative is classified as a cash flow hedge. The effective portion of the changes in the fair value of the derivative is recorded in OCI and is reclassified to interest expense in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge.

Foreign Currency Risk – The translation of foreign currencies into United States Dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, the Company does make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2010, the difference between the contract and book value of these instruments was not material to the Company’s consolidated financial position, results of operations or cash flows. The changes in the fair value of the derivative instruments are recorded either in the consolidated balance sheets under foreign currency translation or in net earnings in the same period in which foreign currency translation or net earnings are impacted by the hedged items.

Commodity Price Risk – The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. To further manage its exposure to fluctuations in the cost of steel, natural gas, zinc and other raw materials and utility requirements, the Company has used derivative instruments to cover periods commensurate with known or expected exposures. No derivative instruments are held for trading purposes. When qualified for hedge accounting, the effective portion of the changes in the fair value of cash flow derivatives is recorded in OCI and reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. If the derivative instruments do not qualify for hedge accounting, changes in their fair value are recorded directly in cost of goods sold.

Refer to “Note R – Fair Value” for additional information regarding the accounting treatment and Company policy for derivative instruments, as well as how fair value is determined for the Company’s derivative instruments.

The fair value of derivative instruments at May 31, 2010 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,026
	Other assets	-	Other liabilities	8,558

		-		10,584

Commodity contracts	Receivables	768	Accounts payable	-
	Other assets	-	Other liabilities	-

		768		-

Totals		$768		$10,584

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$409
	Other assets	-	Other accrued items	-

		-		409

Foreign exchange contracts	Receivables	-	Accounts payable	-
	Other assets	-	Other accrued items	233

		-		233

Totals		$-		$642

Total Derivative Instruments		$768		$11,226

The fair value of derivative instruments at May 31, 2009 is summarized in the following table:

(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,134
	Other assets	-	Other liabilities	6,765

Totals		-		7,899

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Receivables	1,135	Accounts payable	-
	Other assets	-	Other accrued items	769

Totals		1,135		769

Total Derivative Instruments		$1,135		$8,668

The effect of derivative instruments on the consolidated statements of earnings is summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing
For the twelve months ended May 31, 2010:
Interest rate contracts	$(6,857)	Interest expense	$(3,643)	Interest expense	$-

Commodity contracts	883	Cost of goods sold	202	Cost of goods sold	95

Totals	$(5,974)		$(3,441)		$95

For the twelve months ended May 31, 2009:
Interest rate contracts	$(7,997)	Interest expense	$(1,627)	Interest expense	$-
Commodity contracts	(847)	Cost of goods sold	2,306	Cost of goods sold	-

Totals	$(8,844)		$679		$-

The estimated net amount of the existing losses in AOCI at May 31, 2010 expected to be reclassified into net earnings within the succeeding twelve months was $953,000 (net of tax of $525,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2010, and will change before actual reclassification from AOCI to net earnings during fiscal 2011.

Derivatives not designated as hedging instruments:

		Income (Loss) Recognized in Earnings
	Location of Income (Loss) Recognized in Earnings	Twelve Months Ended May 31,
(in thousands)		2010	2009
Commodity contracts	Cost of goods sold	$(15)	$(1,433)
Foreign exchange contracts	Miscellaneous income (expense)	6,481	5,570

Total		$6,466	$4,137

The gain on the foreign currency derivatives significantly offsets the loss on the hedged item.

Note T – Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for fiscal 2010 and fiscal 2009:

(in thousands, except per share)	Three Months Ended
Fiscal 2010	August 31	November 30	February 28	May 31
Net sales	$417,527	$447,981	$451,113	$626,413
Gross margin	49,200	67,233	57,714	105,783
Net earnings (loss) attributable to controlling interest	6,675	23,249	(17,740)	33,057
Earnings (loss) per share - basic	$0.08	$0.29	$(0.22)	$0.42
Earnings (loss) per share - diluted	0.08	0.29	(0.22)	0.42

Fiscal 2009	August 31	November 30	February 28	May 31
Net sales	$913,222	$745,350	$501,125	$471,570
Gross margin	151,902	(54,419)	39,921	37,330
Net earnings (loss) attributable to controlling interest	68,624	(164,654)	1,554	(13,738)
Earnings (loss) per share - basic	$0.87	$(2.09)	$0.02	$(0.17)
Earnings (loss) per share - diluted	0.86	(2.09)	0.02	(0.17)

The sum of the quarterly earnings (loss) per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings (loss) per share calculations.

Results for the fourth quarter of fiscal 2010 (ended May 31, 2010) were favorably impacted by increased volumes in the Steel Processing and Pressure Cylinders operating segments, and improved spreads between average selling price and the cost of steel. Strong performance from the Company’s unconsolidated joint ventures also added to the favorable results during the fourth quarter of fiscal 2010.

Results for the third quarter of fiscal 2010 (ended February 28, 2010) were negatively impacted by pre-tax impairment and restructuring charges totaling $35,481,000, or $0.28 per share, primarily related to the previously reported Construction Services segment, which has since been reorganized. The impairment charges within the then Construction Services segment included a write-off of goodwill of $24,651,000 and an additional $8,055,000 charge related to definitely-lived assets. During the third quarter of fiscal 2010, results were also negatively impacted by $4,855,000, or $0.04 per share, in charges and legal fees related to the litigation with BernzOmatic.

Results for the second quarter of fiscal 2010 (ended November 30, 2009) were negatively impacted by $2,122,000 of restructuring and other expense, and $2,703,000 of impairment of long-lived assets. The restructuring and other expense primarily related to previously announced plant closures in the Metal Framing operating segment and the impairment of long-lived assets related to certain assets of the Steel Packaging operating segment. These negative impacts, however, were largely offset by restructuring and other income of $4,783,000, which resulted from gains on the sale of our Metal Framing operations in Canada and on the sale of the remaining assets of the Louisville, Kentucky, Steel Processing facility. The results for the second quarter of fiscal 2010 were also favorably impacted by higher steel prices and operational improvements realized from efforts of the Transformation Plan.

Results for the first quarter of fiscal 2010 (ended August 31, 2009), were negatively impacted by $3,626,000 of restructuring and other expense, or $0.03 per diluted share. The restructuring and other expense primarily related to previously announced plant closures in the Metal Framing operating segment.

Results for the fourth quarter of fiscal 2009 (ended May 31, 2009) were negatively impacted by $6,044,000 of restructuring and other expense. The restructuring and other expense primarily related to previously announced plant closures in the Metal Framing operating segment and professional fees in the Other category. During the fourth quarter of fiscal 2009, results were also negatively impacted by an inventory write-down adjustment totaling $6,278,000. The inventory adjustment was necessitated by continued decline in demand and steel pricing within the Steel Processing operating segment. The combined negative impact of these items was $0.15 per diluted share.

Results for the third quarter of fiscal 2009 (ended February 28, 2009) were negatively impacted by $16,309,000 of restructuring and other expense, or $0.10 per diluted share. The restructuring and other expense primarily related to previously announced plant closures in the Metal Framing operating segment and professional fees in the Other category.

Results for the second quarter of fiscal 2009 (ended November 30, 2008) were negatively impacted by $11,936,000 of restructuring and other expense, or $0.10 per diluted share. The restructuring and other expense primarily related to previously announced plant closures in the Metal Framing operating segment and professional fees in the Other category. During the second quarter of fiscal 2009, results were also negatively impacted by an inventory write-down adjustment totaling $98,021,000, or $0.86 per diluted share. The inventory adjustment was necessitated by the speed and severity of the decline in demand and steel pricing within the Steel Processing and Metal Framing operating segments. Additionally, results for the second quarter of fiscal 2009 were negatively impacted by a $96,943,000 goodwill impairment, or $1.07 per diluted share.

Results for the first quarter of fiscal 2009 (ended August 31, 2008), were negatively impacted by $8,752,000 of restructuring and other expense, or $0.08 per diluted share. The restructuring and other expense primarily related to previously announced plant closures in the Metal Framing operating segment and professional fees in the Other category.

Note U – Subsequent Events

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

On June 21, 2010, the Pressure Cylinders operating segment acquired the assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”) for cash of $12,125,000. Hy-Mark is a manufacturer of extruded aluminum cylinders for medical oxygen, scuba, beverage service, industrial, specialty and professional racing applications. The assets acquired included Hy-Mark’s manufacturing assets and inventory. The assets will be relocated from Hy-Mark’s Hampton, Virginia, facility to the Worthington Cylinders Mississippi manufacturing location, complementing the medical cylinder lines and adding a range of beverage grade, industrial cylinders and aluminum scuba tanks. The initial purchase accounting for this transaction is not yet complete.

Subsequent to May 31, 2010 and through July 29, 2010, Worthington Industries, Inc. purchased 2,284,100 Worthington Industries common shares for approximately $31,323,000 from the 8,449,500 common shares remaining authorized for repurchase at May 31, 2010.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description	Balance at Beginning of Period	Additions
		Charged to Costs and Expenses	Charged to Other Accounts – Describe (B)	Deductions – Describe (C)	Balance at End of Period

Year Ended May 31, 2010: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$ 12,470,000	$ (900,000) (A)	$ 29,000	$ 5,847,000	$ 5,752,000

Year Ended May 31, 2009: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$ 4,849,000	$ 8,472,000	$ 217,000	$ 1,068,000	$ 12,470,000

Year Ended May 31, 2008: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$ 3,641,000	$ 1,496,000	$ 127,000	$ 415,000	$ 4,849,000

Note A – Net allowance reversal, adjusted through expense.

Note B – Miscellaneous amounts.

Note C – Uncollectable accounts charged to the allowance.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2010). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2010. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended May 31, 2010, and our report dated July 30, 2010 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Columbus, Ohio

July 30, 2010

Item 9B. — Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. — Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 30, 2010 (the “2010 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2010 Annual Meeting (“Worthington Industries’ Definitive 2010 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2010 (the fiscal year ended May 31, 2010).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2010 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2010 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders held on September 30, 2009.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board” and “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2010 Proxy Statement.

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

Item 11. — Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2010 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2010 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Worthington Industries’ Definitive 2010 Proxy Statement.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2010 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2010 Proxy Statement.

Item 13. — Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2010 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Director Independence” in Worthington Industries’ Definitive 2010 Proxy Statement.

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

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2010 and 2009

Consolidated Statements of Earnings for the fiscal years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the fiscal years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2010, 2009 and 2008

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

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2010	By:	/S/ JOHN P. MCCONNELL
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	July 30, 2010	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ B. Andrew Rose B. Andrew Rose	July 30, 2010	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard G. Welch Richard G. Welch	July 30, 2010	Controller (Principal Accounting Officer)

* John B. Blystone	*	Director

* Michael J. Endres	*	Director

* Peter Karmanos, Jr.	*	Director

* John R. Kasich	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report as exhibits.

*By:	/s/ John P. McConnell	Date: July 30, 2010
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998

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

4.2

First Amendment to Credit Agreement, dated as of May 6, 2008, among Worthington Industries, Inc., as Borrower; the Lenders party thereto; and PNC Bank, National Association, as Administrative Agent for the Lenders

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 8, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

4.3

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

4.4	Form of Floating Rate Senior Note due December 17, 2014	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.5

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

4.6	Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7	First Supplemental Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.8	Form of 6.50% Global Notes due 2020 (included in Exhibit 4.7)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.9	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.3	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

10.6	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.7

Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*

Filed herewith

10.8

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan to be entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to employees of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.9

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan) – Targets for 3-Year Period Ending May 31, 2010*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2007 and filed with the SEC on the same date (SEC File No. 1-8399)

10.10

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan) – Targets for 3-Year Periods Ending on and after May 31, 2011*

Filed herewith

10.11	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (Restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

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

10.14

Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan (now known as the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan)*

Filed herewith

10.15	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (Restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.16

Form of Notice of Grant of Stock Options and Option Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of nonqualified stock options to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and September 26, 2007*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.17

Form of Nonqualified Stock Option Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) to evidence the grant of nonqualified stock options to non-employee directors of Worthington Industries, Inc. on and after September 24, 2008*

Filed herewith

10.18

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock on September 27, 2006 and September 26, 2007 to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.19

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)

10.20	Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.21	Form of Letter Evidencing Cash Performance Bonus Awards Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.22

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.23

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.24

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.25

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.26

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.27

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.28

Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.29

Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.30

Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Filed herewith

10.31	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.32	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.33	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.34	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (SEC File No. 1-8399)

10.35	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. *	Filed herewith

10.36	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted in Fiscal 2010 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.37	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted in Fiscal 2011 for Named Executive Officers*	Filed herewith

10.38	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each director of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.39	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Filed herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007	Filed herewith

*	Indicates management contract or compensatory plan or arrangement