Form 10-Q
period 2010-08-31
WORTHINGTON INDUSTRIES INC
filed 2010-10-12
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On September 30, 2010, the number of Common Shares issued and outstanding was 74,050,410.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. –Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

—	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
—	projected profitability potential, capacity, and working capital needs;
—	demand trends for the Company or its markets;
—	pricing trends for raw materials and finished goods and the impact of pricing changes;
—	anticipated capital expenditures and asset sales;
—	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
—

the ability to make acquisitions, projected timing, results, benefits, costs, charges and expenditures related to acquisitions, headcount reductions and facility dispositions, shutdowns and consolidations;

—	the alignment of operations with demand;
—	the ability to operate profitably and generate cash in down markets;
—	the ability to capture and maintain margins and market share and to develop or take advantage of future opportunities, new products and markets;
—	expectations for Company and customer inventories, jobs and orders;
—	expectations for the economy and markets or improvements in the economy or markets;
—	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
—	expectations for improving and sustaining earnings, margins or shareholder value;
—	effects of judicial rulings; and
—	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

—	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
—	the effect of conditions in national and worldwide financial markets;
—	product demand and pricing;
—	changes in product mix, product substitution and market acceptance of the Company’s products;
—	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which the Company participates;
—	failure to maintain appropriate levels of inventories;
—	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom the Company does business;
—	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
—	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies therefrom;
—	capacity levels and efficiencies, within facilities and within the industry as a whole;
—

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

—	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
—	risks associated with doing business internationally, including economic, political and social instability, and foreign currency exposure;

ii

—	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
—	adverse claims experience with respect to worker’s compensation, product recalls or product liability, casualty events or other matters;
—	deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;
—	level of imports and import prices in the Company’s markets;
—

the impact of judicial rulings and governmental regulations, including those adopted by the United States Securities and Exchange Commission and other governmental agencies as contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, both in the United States and abroad; and

—

other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	August 31,	May 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$64,865	$59,016
Receivables, less allowances of $5,450 and $5,752 at August 31, 2010 and May 31, 2010	324,031	301,455
Inventories:
Raw materials	172,466	177,819
Work in process	107,308	106,261
Finished products	93,078	80,251

Total inventories	372,852	364,331
Income taxes receivable	1,128	1,443
Assets held for sale	3,800	2,637
Deferred income taxes	22,427	21,964
Prepaid expenses and other current assets	33,159	31,439

Total current assets	822,262	782,285

Investments in unconsolidated affiliates	113,314	113,001
Goodwill	84,479	79,543
Other intangible assets, net of accumulated amortization of $18,712 and $17,768 at August 31, 2010 and May 31, 2010	25,699	23,964
Other assets	14,690	15,391
Property, plant and equipment, net	497,117	506,163

Total assets	$1,557,561	$1,520,347

Liabilities and equity
Current liabilities:
Accounts payable	$204,221	$258,730
Short-term borrowings	165,110	-
Accrued compensation, contributions to employee benefit plans and related taxes	39,838	62,413
Dividends payable	7,459	7,932
Other accrued items	45,032	41,635
Income taxes payable	7,425	9,092

Total current liabilities	469,085	379,802

Other liabilities	71,406	68,380
Long-term debt	250,242	250,238
Deferred income taxes	68,128	71,893

Total liabilities	858,861	770,313

Shareholders’ equity - controlling interest	661,300	711,413
Noncontrolling interest	37,400	38,621

Total equity	698,700	750,034

Total liabilities and equity	$1,557,561	$1,520,347

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended August 31,
	2010	2009
Net sales	$616,805	$417,527
Cost of goods sold	537,891	368,327

Gross margin	78,914	49,200

Selling, general and administrative expense	56,778	50,025
Restructuring and other expense	1,064	3,626

Operating income (loss)	21,072	(4,451)
Other income (expense):
Miscellaneous income (expense)	(43)	1,695
Interest expense	(4,708)	(2,511)
Equity in net income of unconsolidated affiliates	18,289	16,144

Earnings before income taxes	34,610	10,877
Income tax expense	10,357	3,282

Net earnings	24,253	7,595
Net earnings attributable to noncontrolling interest	1,899	920

Net earnings attributable to controlling interest	$22,354	$6,675

Basic
Average common shares outstanding	77,658	79,065

Earnings per share attributable to controlling interest	$0.29	$0.08

Diluted
Average common shares outstanding	77,680	79,081

Earnings per share attributable to controlling interest	$0.29	$0.08

Common shares outstanding at end of period	74,494	79,074

Cash dividends declared per share	$0.10	$0.10

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended August 31,
	2010	2009
Operating activities
Net earnings attributable to controlling interest	$22,354	$6,675
Adjustments to reconcile net earnings attributable to controlling interest to net cash provided (used) by operating activities:
Depreciation and amortization	15,823	15,896
Restructuring and other expense, non-cash	257	2,823
Provision for deferred income taxes	(3,098)	2,393
Bad debt expense	5	(493)
Equity in net income of unconsolidated affiliates, net of distributions	(1,655)	(520)
Net earnings attributable to noncontrolling interest	1,899	920
Net loss (gain) on sale of assets	(683)	149
Stock-based compensation	1,454	974
Gain on acquisition	-	(1,123)
Changes in assets and liabilities:
Receivables	(23,222)	7,752
Inventories	(5,469)	41,777
Prepaid expenses and other current assets	(742)	967
Other assets	701	119
Accounts payable and accrued expenses	(78,985)	17,312
Other liabilities	2,166	606

Net cash provided (used) by operating activities	(69,195)	96,227

Investing activities
Investment in property, plant and equipment, net	(6,334)	(7,749)
Acquisitions, net of cash acquired	(12,175)	(9,713)
Investments in unconsolidated affiliates	-	(111)
Distributions from unconsolidated affiliates	-	375
Proceeds from sale of assets	2,142	19

Net cash used by investing activities	(16,367)	(17,179)

Financing activities
Net proceeds from short-term borrowings	165,110	94,460
Principal payments on long-term debt	-	(118,548)
Proceeds from issuance of common shares	302	1,092
Payments to noncontrolling interest	(3,120)	(2,064)
Repurchase of common shares	(62,955)	-
Dividends paid	(7,926)	(7,906)

Net cash provided (used) by financing activities	91,411	(32,966)

Increase in cash and cash equivalents	5,849	46,082
Cash and cash equivalents at beginning of period	59,016	56,319

Cash and cash equivalents at end of period	$64,865	$102,401

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Month Periods Ended August 31, 2010 and August 31, 2009

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011 (“fiscal 2011”). Certain prior year amounts have been reclassified to conform to the fiscal 2011 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (“fiscal 2010”) of Worthington Industries, Inc. (the “2010 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards:

In October 2009, the amended accounting guidance was issued for revenue arrangements with multiple deliverables. This amendment sets forth requirements that must be met for an entity to recognize revenue from a sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. Additionally the new guidance will require more disclosure about their multiple-element arrangements. This amendment is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this amendment effective for us on June 1, 2011.

Effective June 1, 2010, we adopted accounting guidance that amended the consolidation guidance for variable-interest entities (“VIEs”) and made significant changes to the model for determining who should consolidate a VIE, and also addressed how often this assessment should be performed. There was no effect on our consolidated financial statements from this adoption.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2010	2009
Net sales
Steel Processing	$354,865	$181,586
Pressure Cylinders	136,074	101,312
Metal Framing	84,504	95,437
Other	41,362	39,192

Consolidated	$616,805	$417,527

Operating income (loss)
Steel Processing	$16,617	$808
Pressure Cylinders	9,554	5,891
Metal Framing	(3,930)	(4,289)
Other	(1,169)	(6,861)

Consolidated	$21,072	$(4,451)

Pre-tax restructuring charges
Steel Processing	$(102)	$479
Pressure Cylinders	-	288
Metal Framing	920	3,576
Other	246	(717)

Consolidated	$1,064	$3,626

	August 31,	May 31,
(in thousands)	2010	2010
Total assets
Steel Processing	$664,031	$674,953
Pressure Cylinders	413,143	393,639
Metal Framing	188,969	203,072
Other	291,418	248,683

Consolidated	$1,557,561	$1,520,347

NOTE C – Comprehensive Income

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the quarter ended August 31, 2010:

(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net earnings	$22,354	$1,899	$24,253
Other comprehensive income (loss):
Foreign currency translation	2,550	-	2,550
Cash flow hedges	(2,051)	-	(2,051)
Pension liability adjustment	12	-	12

Total comprehensive income	$22,865	$1,899	$24,764

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

NOTE D – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the quarter ended August 31, 2010:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non-controlling Interest	Total
Balance at May 31, 2010	$189,918	$(10,631)	$532,126	$711,413	$38,621	$750,034
Comprehensive income*	-	511	22,354	22,865	1,899	24,764
Common shares issued	384	-	-	384	-	384
Stock-based compensation	1,454	-	-	1,454	-	1,454
Purchases and retirement of common shares	(11,448)	-	(55,916)	(67,364)	-	(67,364)
Dividends paid to noncontrolling interest	-	-	-	-	(3,120)	(3,120)
Cash dividends declared	-	-	(7,452)	(7,452)	-	(7,452)

Balance at August 31, 2010	$180,308	$(10,120)	$491,112	$661,300	$37,400	$698,700

*	The allocation of the components of comprehensive income attributable to controlling and noncontrolling interests is disclosed in “Note C – Comprehensive Income.”

NOTE E – Stock-Based Compensation

During the three months ended August 31, 2010, we granted non-qualified stock options covering a total of 2,314,800 common shares under our stock-based compensation plans. The option price of $12.05 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $4.88 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $9,150,000, which will be recognized on a straight-line basis over the five year vesting period of the stock options. The following assumptions were used to value the stock options:

Dividend yield	2.8%
Expected term (years)	6.0
Expected volatility	53.8%
Risk-free interest rate	2.1%

The expected volatility is based on the historical volatility of the common shares of the Company, and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using the historical exercise experience.

NOTE F – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended August 31,
(in thousands)	2010	2009
Defined benefit plans:
Service cost	$234	$207
Interest cost	354	354
Expected return on plan assets	(333)	(222)
Net amortization and deferral	64	63

Net pension cost of defined benefit plans	$319	$402

We anticipate total contributions of approximately $1,307,000 in fiscal 2011, of which approximately $283,000 had been made as of August 31, 2010.

NOTE G – Income Taxes

Income tax expense for the first three months of fiscal 2011 and fiscal 2010 reflect estimated annual effective income tax rates of 32.5% and 33.6%, respectively. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. Income tax expense associated with net earnings attributable to noncontrolling interest, and reflected in our consolidated statements of earnings, is not material as a result of the joint venture’s tax exempt status. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in fiscal 2011 could be materially different from the forecasted rate as of the end of the first quarter of fiscal 2011.

Income tax expense for the first three months of fiscal 2011 and for the first three months of fiscal 2010 was calculated using the estimated annual effective income tax rates for fiscal 2011 and fiscal 2010, respectively. The change in those estimated annual effective income tax rates is primarily due to the change in the mix of income among the jurisdictions in which we do business.

NOTE H – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that are not controlled, either through majority ownership or otherwise, are accounted for using the equity method of accounting. At August 31, 2010, these equity investments and the percentage interests owned consisted of: DMFCWBS, LLC (50%), LEFCO Worthington, LLC (49%), Samuel Steel Pickling Company (31%), Serviacero Planos, S.A. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%) and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

We received distributions from unconsolidated affiliates totaling $16,634,000 during the three months ended August 31, 2010. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount within other liabilities on the consolidated balance sheet of $16,267,000 at August 31, 2010. In the quarter ended August 31, 2010, there were no distributions from unconsolidated joint ventures classified as cash flows from investing activities. During the three months ended August 31, 2009, the distribution received from WAVE in excess of the Company’s cumulative equity in the earnings of that joint venture was $375,000. That cash flow was included in investing activities in the consolidated statement of cash flows for the three months ended August 31, 2010 due to the nature of the distribution as a return of investment, rather than a return on investment.

Combined financial information for the unconsolidated affiliates is summarized in the following table:

	August 31,	May 31,
(in thousands)	2010	2010
Cash	$82,179	$75,762
Other current assets	218,719	199,288
Noncurrent assets	167,438	170,787

Total assets	$468,336	$445,837

Current liabilities	$101,534	$85,514
Long-term debt	150,144	150,212
Other noncurrent liabilities	11,780	10,244
Equity	204,878	199,867

Total liabilities and equity	$468,336	$445,837

	Three Months Ended
	August 31,
(in thousands)	2010	2009
Net sales	$213,139	$161,060
Gross margin	55,342	45,593
Depreciation and amortization	2,795	2,830
Interest expense	410	380
Income tax expense	3,092	1,872
Net earnings	37,423	29,436

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

We test our goodwill balances for impairment annually, during the fourth quarter, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. We test goodwill at the business segment level as we have determined that the characteristics of the reporting units within each business segment are similar and allow for their aggregation to the business segment level for testing purposes. The test consists of determining the fair value of the business segments, using discounted cash flows, and comparing the result to the carrying values of the business segments. If the estimated fair value of a business segment exceeds its carrying value, there is no impairment. If the carrying amount of the business segment exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment would be determined by establishing the fair value of all assets and liabilities of the business segment, excluding the goodwill, and comparing the total to the estimated fair value of the business segment. The difference would represent the fair value of the goodwill; and, if it is lower than the book value of the goodwill, the difference would be recorded as a loss in the consolidated statements of earnings. We will continue to test goodwill and other long-lived assets for impairment in each reporting period in which indicators, or potential indicators, of impairment are present. No impairment indicators were present during the three months ended August 31, 2010.

NOTE J – Restructuring

In fiscal 2008, we initiated a Transformation Plan (the “Plan”) with the overall goal to improve the Company’s sustainable earnings potential, asset utilization and operational performance. The Plan focuses on cost reduction, margin expansion and organizational capability improvements, and, in the process, seeks to drive excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing business segments.

During the first quarter of fiscal 2011, the following actions were taken:

—

The work of the Plan continued throughout several facilities in the Steel Processing and Metal Framing business segments and the Company incurred $1,349,000 of expense related to this effort, which was recorded in the restructuring and other expense line.

—

Impairment and other charges of $589,000 were recorded during the quarter. These charges included impairment and severance primarily related to the announced closure of the Phoenix, Arizona facility, whose operations had previously been suspended, and the consolidation of the Metal Framing processing assets from Hammond, Indiana, into Warren, Ohio. These charges were recorded in the restructuring and other expense line.

—	The assets classified as held for sale at May 31, 2010, were sold; resulting in an $874,000 net gain. This gain was recorded in the restructuring and other expense line.

—

In August 2010, the Metal Framing facility in Joliet, Illinois, which was closed during fiscal 2010, met the held for sale criteria under the applicable accounting guidance. Accordingly, the $3,785,000 book value of this facility was reclassified from property, plant and equipment to assets held for sale in the consolidated balance sheet as of August 31, 2010.

A progression of the liabilities created as part of the Plan, combined with a reconciliation to the restructuring and other expense line item in our consolidated statement of earnings for the first three months of fiscal 2011 is summarized as follows:

(in thousands)	5/31/2010 Liability	Expense	Payments	Adjustments	8/31/2010 Liability
Early retirement and severance	$893	$266	$(534)	$—	$625
Other costs	560	1,415	(1,570)	(175)	230

	$1,453	1,681	$(2,104)	$(175)	$855

Non-cash charges		257
Net gain on dispositions		(874)

Total		$1,064

NOTE K – Acquisitions

On June 21, 2010, the Pressure Cylinders operating segment acquired the assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”) for cash of $12,175,000. Hy-Mark is a manufacturer of extruded aluminum cylinders for medical oxygen, scuba, beverage service, industrial, specialty, and professional racing applications.

The assets acquired from Hy-Mark were measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets. Intangible assets, consisting mostly of customer lists, will be amortized on a straight-line basis over nine years.

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill of $4,362,000 is expected to be deductible for income tax purposes.

The assets acquired in the Hy-Mark acquisition were as follows:

(in thousands)
Inventory	$3,053
Intangible assets	2,660
Property, plant and equipment, net	2,100

Identifiable net assets	7,813
Goodwill	4,362

Total purchase price	$12,175

Operating results of Hy-Mark have been included in the consolidated statements of earnings from the acquisition date forward. Pro forma results, including the acquired business since the beginning of fiscal 2011, would not be materially different than the actual results reported.

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

At August 31, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Foreign currency derivative contracts	$-	$200	$-	$200
Commodity derivative contracts	-	225	-	225

Total assets	$-	$425	$-	$425

Liabilities
Interest rate derivative contracts	$-	$13,046	$-	$13,046
Commodity derivative contracts	-	617	-	617

Total liabilities	$-	$13,663	$-	$13,663

Refer to “NOTE N - Derivative Instruments and Hedging Activities” for additional information regarding the location within the consolidated balance sheets and the risk classification of the Company’s derivative instruments.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, notes payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair values. The fair value of long-term debt, including current maturities, based upon models using market observable inputs and credit risk, was $258,897,000 and $250,319,000 at August 31, 2010 and at May 31, 2010, respectively.

NOTE M – Debt and Receivables Securitization

We had a $435,000,000 multi-year revolving credit facility (the “Facility”) with a group of lenders prior to the expiration of a $35,000,000 commitment of one lender in September 2010. The remaining $400,000,000 Facility matures in May 2013. The outstanding balance under the Facility at August 31, 2010 was $100,110,000. Additionally, as discussed in “Note O – Guarantees”, we provided $8,150,000 in stand-by letters of credit for third-party beneficiaries as of August 31, 2010. While not drawn against as of August 31, 2010, these letters of credit are issued against availability under the Facility, leaving $326,740,000 available.

Current borrowings under this revolving Facility have maturities of less than one year and given that we intend to repay them within the next year, they have been classified as short-term borrowings. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At August 31, 2010, borrowings under this Facility bore interest at rates based on LIBOR.

We maintain a $100,000,000 revolving trade accounts receivable securitization facility, which expires in January 2011 (the “AR Facility”). The AR Facility has been available throughout fiscal 2011 to date, and was available throughout fiscal 2010. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of August 31, 2010, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $65,000,000 of undivided ownership interests in this pool of accounts receivable had been sold. The $65,000,000 in net proceeds received from the securitization of receivables during the current quarter has been included in the net proceeds from short-term borrowings line in the consolidated statement of cash flows. In the previous periods, $45.0 million, $55.0 million and $60.0 million in proceeds from the AR Facility were recorded as a reduction in the accounts receivable balance as of May 31, 2010, August 31, 2009 and May 31, 2009, respectively.

In June 2009, accounting guidance was issued amending then existing guidance with respect to the accounting and disclosure requirements on transfers for financial assets and impacting new transfers of many types of financial assets (e.g., factoring arrangements and sales of trade receivables, mortgages and installment loans). This new guidance was effective for us beginning June 1, 2010. Since that date the transactions under the AR Facility have been recorded as short-term borrowings. Transactions under the AR Facility prior to the effective date had been accounted for as sales under the provisions of the then existing guidance and recorded as a reduction to accounts receivable.

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

Foreign Currency Risk – The translation of foreign currencies into United States dollars subjects the Company to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, the Company does make use of forward contracts to manage exposure to certain inter-company loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At August 31, 2010, the difference between the contract and book value of these instruments was not material to the Company’s consolidated financial position, results of operations or cash flows. The changes in the fair value of the derivative instruments are recorded either in the consolidated balance sheets under foreign currency translation or in net earnings in the same period in which foreign currency translation or net earnings are impacted by the hedged items.

Commodity Price Risk – The Company attempts to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. To further manage its exposure to fluctuations in the cost of steel, natural gas, zinc and other raw materials and utility requirements, the Company has used derivative instruments to cover periods commensurate with known or expected exposures. No derivative instruments are held for trading purposes. When qualified for hedge accounting, the effective portion of the changes in the fair value of cash flow derivatives is recorded in other comprehensive income and reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. If the derivative instruments do not qualify for hedge accounting, changes in their fair value are recorded directly in cost of goods sold.

Refer to “NOTE L – Fair Value” for additional information regarding the accounting treatment and Company policy for derivative instruments, as well as how fair value is determined for the Company’s derivative instruments. The fair value of derivative instruments at August 31, 2010 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,883
	Other assets	-	Other liabilities	11,163

		-		13,046

Commodity contracts	Receivables	160	Accounts payable	-
	Other assets	-	Other liabilities	-

		160		-

Totals		$160		$13,046

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables	$200	Accounts payable	$-
	Other assets	-	Other accrued items	-

		200		-

Commodity contracts	Receivables	65	Accounts payable	617
Other assets		-	Other accrued items	-

		65		617

Totals		265		617

Total derivatives		$425		$13,663

The effect of derivative instruments on the consolidated statement of earnings is summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended August 31, 2010:
Interest rate contracts	$(4,488)	Interest expense	$(994)	Interest expense	$-
Commodity contracts	(322)	Cost of goods sold	142	Cost of goods sold	-

Totals	$(4,810)		$(852)		$-

For the three months ended August 31, 2009:
Interest rate contracts	$(1,092)	Interest expense	$(795)	Interest expense	$-
Commodity contracts	-	Cost of goods sold	-	Cost of goods sold	-

Totals	$(1,092)		$(795)		$-

The estimated net amount of the losses in accumulated other comprehensive income at August 31, 2010 expected to be reclassified into net earnings within the succeeding twelve months was $1,271,000 (net of tax of $612,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2010, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ending May 31, 2011 and 2012.

Derivatives not designated as hedging instruments:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Three Months Ended August 31,
(in thousands)		2010	2009
Commodity contracts	Cost of good sold	$(714)	$-
Foreign exchange contracts	Miscellaneous expense	(1,258)	(670)

Total		$(1,972)	$(670)

The loss on these derivatives significantly offsets the gain on the hedged items.

NOTE O – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2010, the Company was party to an operating lease for an aircraft in which the Company has guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14,667,000 at August 31, 2010. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

The Company also had in place $8,150,000 of outstanding stand-by letters of credit as of August 31, 2010. These letters of credit were issued to third-party service providers and had no amounts drawn against them at August 31, 2010. Fair value of these guarantee instruments, based on premiums paid, was not material at August 31, 2010.

NOTE P – Warranties

We have established reserves for anticipated sales returns and allowances, including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at August 31, 2010.

NOTE Q – Contingent Liabilities

The Company has been involved in a dispute with a customer, Irwin Industrial Tool Company (d/b/a BernzOmatic), a subsidiary of Newell Rubbermaid, Inc. (“BernzOmatic”), relating to a three-year supply contract (the “Contract”) effective January 1, 2006, which the Company terminated as of March 1, 2007. The dispute relates primarily to the Company’s early termination of the Contract as a result of certain actions of BernzOmatic, which the Company believed breached the Contract, and the resulting price increases charged to BernzOmatic during 2007 and 2008 after such early termination. As required by United States generally accepted accounting principles, the Company deferred $9,304,000 of revenue relating to cash received for the price increases, which effectively created a reserve in that amount relating to this dispute.

The dispute was litigated in Federal District Court in Charlotte, North Carolina, and on February 26, 2010, the jury awarded contract damages relating to the price increases and other items to BernzOmatic of approximately $13,002,000, which was $3,698,000 in excess of the revenue recognition reserve. During the third quarter of fiscal 2010, the Company recorded this $3,698,000 pre-tax charge within selling, general and administrative expense, establishing a reserve of $13,002,000 related to this matter, which was recorded in the Pressure Cylinders business segment.

On October 1, 2010, the trial judge ruled on various post-trial motions that had been filed by the parties, and awarded BerzOmatic pre-judgment interest of $1,828,000 and attorneys’ fees and costs of $970,000. This additional award exceeded the amount anticipated by the Company by approximately $1,400,000.

As a result of the post-trial rulings, the Company increased its reserves related to this matter by $1,400,000 to $14,402,000. The $1,400,000 increase was recorded in the Pressure Cylinders business segment as a charge to selling, general and administrative expense in the first quarter ended August 31, 2010. Accordingly, the results for the first quarter of fiscal 2011 reported in this Quarterly Report on Form 10-Q reflect a $1,400,000 decrease in pre-tax income and a $944,000 decrease in net earnings ($0.01 per share) from that reported in the Company’s earnings release dated September 29, 2010. The Company believes that it has numerous grounds to appeal the verdict in this matter, and intends to pursue such an appeal

We are defendants in certain other legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not significantly affect our consolidated financial position or future results of operations. We also believe that environmental issues will not have a material effect on our capital expenditures, consolidated financial position or future results of operations.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Introduction

The following discussion and analysis of market and industry trends, business strategy, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (“fiscal 2010”) includes additional information about our Company, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products. As of August 31, 2010, excluding our joint ventures, we operated 41 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders, and Metal Framing. Other operating segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs. We also held equity positions in eight joint ventures, which operated 24 manufacturing facilities worldwide.

Overview

For the three-month period ended August 31, 2010 (“first quarter of fiscal 2011”), we continued to build upon strength gained in the latter part of fiscal 2010. The automotive market posted an unseasonably strong summer of vehicle production, in light of the recent recession, favorably impacting the results for our Steel Processing and Automotive Body Panels operating segments, and some of our joint ventures. Recent acquisitions by both the Steel Processing and Pressure Cylinders operating segments have produced solid results and proven complementary to our business. The Transformation Plan efforts have enhanced efficiencies at our facilities and positioned us to respond more quickly to current and future opportunities and challenges. However, the construction market remains sluggish, which is the main cause of the weak results in our Metal Framing and other construction-related operating segments.

Market & Industry Overview

For the first quarter of fiscal 2011, our sales breakdown by end user market is illustrated by the following chart. The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing operating segment. Nearly half of the sales of our Steel Processing operating segment, and substantially all of the sales of our Automotive Body Panels operating segment, are to the automotive market. In recent quarters, our percentage of automotive sales has increased beyond our percentage of construction sales. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the customers within these two segments. Production data for the Detroit Three automakers is provided in the following table. Our Steel Processing and Automotive Body Panels operating segments are also impacted by the market price of steel and, to a lesser extent, the market prices of other commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the sales from five of our unconsolidated joint ventures are also made to the automotive end market, although those sales are not consolidated in our results. Adding our ownership percentage of the sales from each of our unconsolidated joint ventures to our reported sales would not materially change the breakdown in the following chart.

Substantially all of the sales of our Metal Framing, Mid-Rise Construction, Military Construction and Commercial Stairs operating segments, as well as approximately 14% of the sales of our Steel Processing operating segment, are to the construction market, both residential and non-residential. We estimate that approximately 10% of our construction market sales are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction/remodel is also the predominant end market for our WAVE joint venture, whose sales are not consolidated in our results. Adding our ownership percentage of the sales from WAVE to our reported sales would not materially change the breakdown in the chart.

The sales of our Pressure Cylinders and Steel Packaging operating segments, and approximately 38% of the sales of our Steel Processing operating segment, are to other markets such as agriculture, appliance, leisure and recreation, HVAC, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and major end markets:

	Three Months Ended,
	August 31,		Increase/ (Decrease)
	2010	2009
U.S. GDP (% growth year-over-year)	1.9%	(3.5%)	5.4%
Hot-Rolled Steel ($ per ton) [1]	$611	$439	$172
Detroit Three Auto Build (000’s vehicles) [2]	1,677	989	688
No. America Auto Build (000’s vehicles) [2]	3,036	2,063	973
Dodge Index	87	87	—
Framing Lumber ($ per 1,000 board ft) [3]	$335	$230	$105
Zinc ($ per pound) [4]	$0.81	$0.75	$0.06
Natural Gas ($ per mcf) [5]	$4.67	$3.57	$1.10
Retail Diesel Prices, All Types ($ per gallon) [6]	$2.92	$2.31	$0.61

[1]	CRU Index; period average [2] CSM Autobase [3] Random Lengths; period average [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that increasing U.S. GDP growth rates year-over-year can have a positive effect on our results, as a stronger economy generally increases demand and pricing for our products. The first quarter of fiscal 2011 is the third quarter in a row of positive year-over-year change. Conversely, decreasing U.S. GDP growth rates generally have the opposite effect, which we experienced in the beginning of fiscal 2010. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expenses.

The market price of hot-rolled steel is often one of the most significant factors impacting selling prices and may serve as a general indicator of the strength of the markets which we serve. The average quarterly hot-rolled steel price for the first quarter of fiscal 2011 was nearly 40% higher than a year ago, generally indicating a stronger economic environment versus the first quarter of fiscal 2010. However, steel prices have fallen almost 9% versus our fourth quarter of fiscal 2010, which may signal some weakness in the global economic recovery.

No single customer contributed more than 10% of our consolidated net sales for the first quarter of fiscal 2011. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes new domestic manufacturers and many of their suppliers as well. Automotive production from the Detroit Three automakers strengthened in calendar 2010. Vehicle production for the month of July alone was up over 45% over the prior year month for the Detroit Three automakers. Historically, July is a low vehicle production month as the automakers prepare for new year model changeovers. However, dealer inventories remained low and demand has been healthy, and summer production was reduced less than normal. Last year’s automotive sales data was partially supported by the “Cash for Clunkers” incentive program.

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it tracks actual construction starts. This index continues to remain at historical lows due to the recession and global financial crisis which began nearly two years ago. The relative price of framing lumber, an alternative construction material against which we compete, can also affect our Metal Framing operating segment, as certain applications may permit the use of this alternative building material.

The market prices of certain other commodities such as zinc, natural gas and diesel fuel represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense. These costs have remained relatively flat compared to last year, but have begun to slowly rise due to increasing stabilization of the economy.

Recent Developments

On June 21, 2010, we purchased substantially all of the manufacturing assets related to the business of Hy-Mark Cylinders Inc. (“Hy-Mark”). These assets and related expenses have been included in our Pressure Cylinders operating segment in the New Albany, Mississippi manufacturing location.

Results of Operations

First Quarter – Fiscal 2011 Compared to Fiscal 2010

Consolidated Operations

On October 1, 2010, the trial judge ruled on various post-trial motions and awarded Irwin Industrial Tool Company (d/b/a BernzOmatic), a subsidiary of Newell Rubbermaid, Inc. (“BernzOmatic”) additional damages (refer to “Part I – Item 1. – Financial Statements - NOTE Q – Contingent Liabilities” for additional information on this case), which exceeded the amount anticipated by the Company by $1.4 million. Accordingly, first quarter results in this Quarterly Report on Form 10-Q, reflect a $1.4 million decrease in pre-tax income and a $0.9 million decrease in net earnings ($0.01 per share) from those reported in the Company’s earnings release dated September 29, 2010. The following table presents consolidated operating results, adjusted for this additional charge, for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$616.8	100.0%	$417.5	100.0%	$199.3
Cost of goods sold	537.9	87.2%	368.3	88.2%	169.6

Gross margin	78.9	12.8%	49.2	11.8%	29.7
Selling, general and administrative expense	56.8	9.2%	50.0	12.0%	6.8
Restructuring charges	1.0	0.2%	3.6	0.9%	(2.6)

Operating income (loss)	21.1	3.4%	(4.4)	-1.1%	25.5
Miscellaneous income (expense)	(0.0)	0.0%	1.7	0.4%	(1.7)
Interest expense	(4.7)	-0.8%	(2.5)	-0.6%	2.2
Equity in net income of unconsolidated affiliates	18.3	3.0%	16.1	3.9%	2.2
Income tax expense	(10.4)	-1.7%	(3.3)	-0.8%	7.1

Net earnings	24.3	3.9%	7.6	1.8%	16.7
Net earnings attributable to noncontrolling interest	(1.9)	-0.3%	(0.9)	-0.2%	(1.0)

Net earnings attributable to controlling interest	$22.4	3.6%	$6.7	1.6%	$15.7

Net earnings represent the results for our consolidated operations, including 100% of our consolidated joint venture, Spartan Steel Coating, LLC (“Spartan”), of which we own 52%. The noncontrolling interest, or 48% of Spartan, is subtracted to arrive at net earnings attributable to controlling interest (i.e. Worthington). For the first quarter of fiscal 2011, net earnings attributable to controlling interest were $22.4 million, an increase of $15.7 million from the prior year first quarter.

—

Net sales increased $199.3 million, or 48%, from the prior year to $616.8 million. Higher volumes increased net sales by $121.7 million, most notably in our Steel Processing and Pressure Cylinders operating segments. Average selling prices increased over the prior year due to the higher cost of steel, resulting in increased sales of $77.6 million.

—

Gross margin improved $29.7 million from the prior year. The improvement was primarily due to increased volumes in Steel Processing and Pressure Cylinders, partially due to acquisitions, and a slight improvement in the spread between average selling prices and the cost of steel. These improvements were partially offset by higher manufacturing labor expenses in the current quarter.

—

SG&A expense increased $6.8 million from the prior year, primarily due to increased SG&A expenses from acquisitions, as well as higher profit sharing and bonuses due to higher earnings. The current quarter also included the additional legal charge for the post-trial ruling mentioned above.

—

Restructuring charges totaled $1.0 million compared to $3.6 million in the prior year. A majority of the restructuring expenses were related to a plant closure within our Metal Framing segment. These charges related to the Transformation Plan, which should progress through the remaining facilities by the end of the calendar year.

—

Interest expense increased $2.2 million over the prior year mainly due to higher debt levels driven by acquisitions, share repurchases and increased working capital needs, as well as higher interest rates due to the issuance of $150.0 million principal amount of 6.50% notes in April 2010.

—

Equity in net income of unconsolidated affiliates increased $2.2 million from the first quarter of fiscal 2010, to $18.3 million. The vast majority of the equity in net income of unconsolidated affiliates is from WAVE, where our portion of WAVE’s net income declined 5% from last year’s first quarter, to $14.8 million. The increased equity earnings came from TWB Company, L.L.C. which increased by $2.4 million, as TWB has benefited significantly from the improving automotive industry. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE H – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q for more financial information on our unconsolidated affiliates.

—

Income tax expense increased $7.1 million due to higher quarterly earnings. The current quarter expense of $10.4 million was calculated using an estimated annual effective income tax rate of 32.5%, versus 33.6% in the prior year quarter. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statement of earnings. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$354.9	100.0%	$181.6	100.0%	$173.3
Cost of goods sold	314.1	88.5%	164.4	90.5%	149.7

Gross margin	40.8	11.5%	17.2	9.5%	23.7
Selling, general and administrative expense	24.3	6.8%	15.9	8.8%	8.4
Restructuring charges	(0.1)	0.0%	0.5	0.3%	(0.6)

Operating income	$16.6	4.7%	$0.8	0.4%	$15.8

Material cost	$261.2		$130.1		$131.1
Tons shipped (in thousands)	617		401		215

Net sales and operating income highlights were as follows:

—

Net sales increased $173.3 million from the prior year to $354.9 million. Stronger economic conditions, especially in the automotive end market, resulted in a 54% increase in both direct and toll volume. This translated into a $110.8 million increase to net sales. Higher base prices of hot-rolled steel led to increased pricing for our products, favorably impacting net sales by $62.5 million.

—

Operating income for the quarter improved to $16.6 million from the $0.8 million reported last year. Of the increase, $26.5 million was due to higher volumes, which was partially offset by an $8.4 million increase in SG&A expense resulting from acquisitions and higher profit sharing and bonuses due to the improved earnings.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$136.1	100.0%	$101.3	100.0%	$34.8
Cost of goods sold	109.6	80.6%	82.1	81.0%	27.5

Gross margin	26.5	19.4%	19.2	19.0%	7.3
Selling, general and administrative expense	16.9	12.4%	13.0	12.8%	3.9
Restructuring charges	-	0.0%	0.3	0.3%	(0.3)

Operating income	$9.6	7.0%	$5.9	5.8%	$3.7

Material cost	$63.5		$45.8		$17.7
Units shipped (in thousands)	14,269		13,920		349

Net sales and operating income highlights were as follows:

—

Net sales increased $34.8 million, or 34%, from the prior year first quarter, to $136.1 million. Volumes were strong across several domestic product lines, including volume increases in refrigerant, high pressure and propane cylinders. European operations improved as the industrial gas and automotive markets began to recover from the global economic downturn. Sales were also aided by the acquisitions of Structural Composites Industries (“SCI”) and Hy-Mark.

—

Operating income increased $3.7 million from last year to $9.6 million, aided by solid North American operations, and the gradual improvement and return to modest profitability of our European operations. SG&A expense increased mainly due to recently acquired businesses, and the additional legal charge of $1.4 million accrued for the BernzOmatic litigation. (Refer to “Item 1.—Financial Statements—NOTE Q—Contingent Liabilities” for more information on this litigation.)

Metal Framing

The following table presents a summary of operating results for our Metal Framing operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$84.5	100.0%	$95.4	100.0%	$(10.9)
Cost of goods sold	77.8	92.1%	84.4	88.5%	(6.6)

Gross margin	6.7	7.9%	11.0	11.5%	(4.3)
Selling, general and administrative expense	9.7	11.5%	11.7	12.3%	(2.0)
Restructuring charges	0.9	1.1%	3.6	3.8%	(2.7)

Operating loss	$(3.9)	-4.6%	$(4.3)	-4.5%	$0.4

Material cost	$56.7		$58.5		$(1.7)
Tons shipped (in thousands)	64		83		(19)

Net sales and operating loss highlights were as follows:

—

Net sales decreased $10.9 million from the prior year to $84.5 million, as a 23% decline in volume reduced net sales by $24.7 million. Higher material prices led to increased pricing for our products, favorably impacting net sales by $13.8 million.

—

The operating loss of $3.9 million improved $0.4 million compared to a $4.3 million loss reported last year. Gross margin decreased by $4.3 million, as a result of lower volumes offset by a slight improvement in the spread between average selling prices and the cost of steel. SG&A expense decreased $2.0 million as a result of lower headcount. This segment continues to be negatively impacted by a weakened commercial construction market and pricing pressures.

Other

The “Other” category includes the Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs operating segments, which do not meet the materiality tests for purposes of separate disclosure, along with income and expense items not allocated to the operating segments. The following table presents a summary of operating results for the “Other” operating segments for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$41.4	100.0%	$39.2	100.0%	$2.2
Cost of goods sold	36.4	87.9%	37.5	95.7%	(1.1)

Gross margin	5.0	12.1%	1.7	4.3%	3.3
Selling, general and administrative expense	6.0	14.5%	9.3	23.7%	(3.3)
Restructuring charges	0.2	0.4%	(0.7)	-1.8%	0.9

Operating loss	$(1.2)	-2.9%	$(6.9)	-17.6%	$5.7

Net sales and operating loss highlights were as follows:

—

Net sales increased $2.2 million from the first quarter of fiscal 2010, to $41.4 million for the first quarter of fiscal 2011. Higher net sales in the Automotive Body Panels and Steel Packaging operating segments were partially offset by weak volumes in our Mid-Rise Construction, Military Construction and Commercial Stairs operating segments. These operating segments continue to be negatively affected by the weaknesses in the commercial construction market.

—	The operating loss of $1.2 million was $5.7 million lower than last year’s operating loss of $6.9 million. The favorable change in gross margin was aided by improvements in all the operating segments.

Liquidity and Capital Resources

During the current quarter, the Company used $69.2 million in cash for operating activities and invested $6.3 million in property, plant and equipment and $12.2 million in the acquisition of the assets of Hy-Mark. Additionally, the Company repurchased 4,753,298 of its common shares for $67.4 million, of which $63.0 million was paid by quarter end, and paid $7.9 million in dividends. These activities were funded with increased short-term borrowings of $100.1 million under our revolving Credit Facility (the “Facility”) and a $20.0 million increase in our revolving trade accounts receivable securitization facility (the “AR Facility”). The following table summarizes our consolidated cash flows:

	Three Months Ended August 31,
(in millions)	2010	2009
Net cash (used) provided by operating activities	$(69.2)	$96.2
Net cash used by investing activities	(16.4)	(17.2)
Net cash provided (used) by financing activities	91.5	(32.9)

Increase in cash and cash equivalents	5.9	46.1
Cash and cash equivalents at beginning of period	59.0	56.3

Cash and cash equivalents at end of period	$64.9	$102.4

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures and debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. We also believe that we have adequate access to the financial markets to allow us to be in a position to sell long-term debt or equity securities. However, given the current uncertainty and volatility in the financial markets, our ability to access capital and the terms under which we can do so may change.

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic conditions. We rely on cash and short-term borrowings to meet cyclical increases in working capital needs. These needs generally rise during periods of increased economic activity or increasing raw material prices due to higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.

During the first three months of fiscal 2011, cash used by operating activities was $69.2 million, compared to cash provided by operating activities of $96.2 million for the same quarter of fiscal 2010. The difference resulted largely from the changes in the accounts payable balance, classification of the AR Facility proceeds and payment of annual bonuses and quarterly profit sharing. The decrease in the accounts payable balance was driven primarily by the timing of purchases of raw materials versus the payment of those invoices as compared to the prior year quarter when the accounts payable balance increased. This accounted for $74.2 million of the difference in cash from operations. The proceeds received from the AR Facility were previously recorded as a reduction of accounts receivable. However, beginning on June 1, 2010, accounting guidance required that these proceeds, which were $65.0 million at August 31, 2010, be recorded as short-term borrowings versus a reduction in the accounts receivable balance as it was at May 31, 2010 and in the prior year period. This change in classification resulted in a higher accounts receivable balance at August 31, 2010, when compared to prior periods. The current quarter also included the cash payment of accrued annual bonuses and quarterly profit sharing. Because of the increase in earnings over the prior year, these annual bonus and quarterly profit sharing payments were $26.0 million greater in the current quarter than in the prior year quarter when very few payments were made.

Investing Activities

Net cash used by investing activities decreased $0.8 million during the first three months of fiscal 2011 compared to the same period of fiscal 2010. In fiscal 2011, we have had higher proceeds from asset sales, slightly lower capital expenditures and higher acquisition costs.

Investment activities are largely discretionary, and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and such opportunities may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required.

Financing Activities

The net cash provided by financing activities was $91.5 million during the first three months of fiscal 2011, compared to $32.9 million of net cash used by financing activities in the same period of fiscal 2010. As mentioned above, the $65.0 million in proceeds received from the securitization of receivables during the current quarter has been included in the net proceeds from short-term borrowings line in the consolidated statement of cash flows. In the previous periods, $45.0 million, $55.0 million and $60.0 million in proceeds from the AR Facility were recorded as a reduction in the accounts receivable balance as of May 31, 2010, August 31, 2009 and May 31, 2009, respectively. In addition, the current quarter included the cash payment of $63.0 million for the repurchase of the Company’s common shares (see “Common shares” caption below). The prior year quarter included the early redemption of $118.5 million of long-term notes due December 1, 2009, to reduce interest expense. This redemption was financed through a combination of short-term borrowings at lower interest rates and cash on hand.

As of August 31, 2010, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include ratings triggers or material adverse change provisions. Our credit ratings at August 31, 2010 were unchanged from those reported as of May 31, 2010. Refer to “Part I – Item 1. – Financial Statements - NOTE M – Debt and Receivables Securitization” for additional information on our short-term and long-term debt agreements.

Common shares – Worthington Industries’ Board of Directors declared quarterly dividends of $0.10 per common share during the first quarter of fiscal 2011. Dividends paid on our common shares totaled $7.9 million in the first three months of fiscal 2011 and fiscal 2010.

On September 26, 2007, Worthington Industries announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington’s outstanding common shares. As of May 31, 2010, 8,449,500 shares were available for repurchase under this authorization. Since that time and into early September, the Company repurchased 5,254,698 shares for a total of $75.1 million. This effectively reduced our outstanding share base by over 6.5%. Currently, a total of 3,194,802 common shares remain available under this repurchase authorization. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2010 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE M – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q. Refer to that note for additional information.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2010, the Company was party to an operating lease for an aircraft in which the Company has guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.7 million at August 31, 2010. Based on current facts and circumstances, the Company has estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

Recently Issued Accounting Standards

In October 2009, the amended accounting guidance was issued for revenue arrangements with multiple deliverables. This amendment sets forth requirements that must be met for an entity to recognize revenue from a sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. Additionally the new guidance will require more disclosure about their multiple-element arrangements. This amendment is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this amendment effective for us on June 1, 2011.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2010 Form 10-K.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2010 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2010). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2010) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the statement above, see “Item I. – Financial Statements – Notes to Consolidated Financial Statements – Note Q – Contingent Liabilities” in Part I of this Quarterly Report on Form 10-Q for additional information regarding certain litigation which remained pending during the first quarter of fiscal 2011.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2010 (the “2010 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2010, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2010 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2010 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2010 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2010:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2010	-	-	-	8,449,500
July 1-31, 2010	2,384,100	$13.739	2,384,100	6,065,400
August 1-31, 2010	2,369,198	$14.608	2,369,198	3,696,202

Total	4,753,298	$14.172	4,753,298

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 3,696,202 common shares remained available under this repurchase authorization as of August 31, 2010. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – [Reserved]

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2010 (SEC File No. 001-08399))

10.2	Summary of the Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted in Fiscal 2011 for Named Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2010 (SEC File No. 001-08399))

10.3	Worthington Industries, Inc. 2010 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. filed on October 5, 2010 (SEC File No. 001-08399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Section 1350 Certifications of Principal Executive Officer **

32.2	Section 1350 Certifications of Principal Financial Officer **

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

*	Filed herewith.
**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at August 31, 2010 and May 31, 2010,

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2010 and August 31, 2009,

(iii)	Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and August 31, 2009 and

(iv)	Notes to Consolidated Financial Statements for the three months ended August 31, 2010 and August 31, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 12, 2010	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.2	Summary of the Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted in Fiscal 2011 for Named Executive Officers	Incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.3	Worthington Industries, Inc. 2010 Stock Option Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. filed on October 5, 2010 (SEC File No. 001-08399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Furnished herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith#

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith#

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at August 31, 2010 and May 31, 2010,

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2010 and August 31, 2009,

(iii)	Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and August 31, 2009 and

(iv)	Notes to Consolidated Financial Statements for the three months ended August 31, 2010 and August 31, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these Sections.