Form 10-Q
period 2010-11-30
WORTHINGTON INDUSTRIES INC
filed 2011-01-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On December 31, 2010, the number of Common Shares issued and outstanding was 74,186,698.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. –Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

—	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
—	projected profitability potential, capacity, and working capital needs;
—	demand trends for us or our markets;
—	pricing trends for raw materials and finished goods and the impact of pricing changes;
—	anticipated capital expenditures and asset sales;
—	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
—

the ability to make acquisitions and projected timing, results, benefits, costs, charges and expenditures related to acquisitions, headcount reductions and facility dispositions, shutdowns and consolidations;

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

—	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
—	the effect of conditions in national and worldwide financial markets;
—	product demand and pricing;
—	changes in product mix, product substitution and market acceptance of our products;
—	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which we participate;
—	failure to maintain appropriate levels of inventories;
—	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
—	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
—	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies therefrom;
—	capacity levels and efficiencies, within facilities and within the industry as a whole;
—

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

—	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
—	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the acceptance of our products in new markets;

ii

—	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
—	adverse claims experience with respect to worker’s compensation, product recalls or product liability, casualty events or other matters;
—	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
—	level of imports and import prices in our markets;
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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30,	May 31,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,870	$59,016
Receivables, less allowances of $6,305 and $5,752 at November 30, 2010 and May 31, 2010, respectively	315,140	301,455
Inventories:
Raw materials	160,623	177,819
Work in process	93,628	106,261
Finished products	86,803	80,251

Total inventories	341,054	364,331
Income taxes receivable	5,915	1,443
Assets held for sale	-	2,637
Deferred income taxes	22,457	21,964
Prepaid expenses and other current assets	32,274	31,439

Total current assets	777,710	782,285

Investments in unconsolidated affiliates	122,199	113,001
Goodwill	85,113	79,543
Other intangible assets, net of accumulated amortization of $18,624 and $17,768 at November 30, 2010 and May 31, 2010, respectively	24,868	23,964
Other assets	14,583	15,391
Property, plant and equipment, net	487,839	506,163

Total assets	$1,512,312	$1,520,347

Liabilities and equity
Current liabilities:
Accounts payable	$196,854	$258,730
Short-term borrowings	123,735	-
Accrued compensation, contributions to employee benefit plans and related taxes	47,273	62,413
Dividends payable	7,414	7,932
Other accrued items	44,322	41,635
Income taxes payable	-	9,092

Total current liabilities	419,598	379,802

Other liabilities	73,079	68,380
Long-term debt	250,246	250,238
Deferred income taxes	66,562	71,893

Total liabilities	809,485	770,313

Shareholders’ equity - controlling interest	666,470	711,413
Noncontrolling interest	36,357	38,621

Total equity	702,827	750,034

Total liabilities and equity	$1,512,312	$1,520,347

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Net sales	$580,687	$447,981	$1,197,492	$865,508
Cost of goods sold	510,868	380,748	1,048,759	749,075

Gross margin	69,819	67,233	148,733	116,433

Selling, general and administrative expense	56,971	48,098	113,749	98,123
Impairment of long-lived assets	-	2,703	-	2,703
Restructuring and other expense (income)	(76)	(2,661)	988	965

Operating income	12,924	19,093	33,996	14,642
Other income (expense):
Miscellaneous income (expense)	(94)	(325)	(137)	1,370
Interest expense	(4,838)	(2,048)	(9,546)	(4,559)
Equity in net income of unconsolidated affiliates	16,223	15,138	34,512	31,282

Earnings before income taxes	24,215	31,858	58,825	42,735
Income tax expense	7,332	7,240	17,689	10,522

Net earnings	16,883	24,618	41,136	32,213
Net earnings attributable to noncontrolling interest	2,414	1,369	4,313	2,289

Net earnings attributable to controlling interest	$14,469	$23,249	$36,823	$29,924

Basic
Average common shares outstanding	74,062	79,096	75,870	79,081

Earnings per share attributable to controlling interest	$0.20	$0.29	$0.49	$0.38

Diluted
Average common shares outstanding	74,077	79,109	75,882	79,165

Earnings per share attributable to controlling interest	$0.20	$0.29	$0.49	$0.38

Common shares outstanding at end of period	74,108	79,105	74,108	79,105

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Operating activities
Net earnings attributable to controlling interest	$14,469	$23,249	$36,823	$29,924
Adjustments to reconcile net earnings attributable to controlling interest to net cash provided (used) by operating activities:
Depreciation and amortization	15,646	16,432	31,470	32,328
Impairment of long-lived assets	-	2,703	-	2,703
Restructuring and other expense (income), non-cash	(32)	277	225	3,100
Provision for deferred income taxes	(1,365)	(3,696)	(4,464)	(1,303)
Bad debt expense (income)	776	(2,460)	781	(2,953)
Equity in net income of unconsolidated affiliates, net of distributions	(2,160)	(3,638)	(3,816)	(4,158)
Net earnings attributable to noncontrolling interest	2,414	1,369	4,313	2,289
Net loss (gain) on sale of assets	354	(4,441)	(329)	(4,292)
Stock-based compensation	1,579	1,176	3,033	2,150
Gain on acquisition	-	232	-	(891)
Changes in assets and liabilities:
Receivables	8,100	(2,478)	(15,122)	5,274
Inventories	31,799	(32,379)	26,330	9,398
Prepaid expenses and other current assets	1,437	18,968	695	19,935
Other assets	107	65	807	184
Accounts payable and accrued expenses	(15,158)	21,744	(94,143)	39,056
Other liabilities	1,491	751	3,658	1,357

Net cash provided (used) by operating activities	59,457	37,874	(9,739)	134,101

Investing activities
Investment in property, plant and equipment, net	(4,477)	(13,205)	(10,810)	(20,954)
Acquisitions, net of cash acquired	-	(24,351)	(12,175)	(34,064)
Distributions from unconsolidated affiliates, net	-	-	-	264
Proceeds from sale of assets	4,366	14,459	6,508	14,478

Net cash used by investing activities	(111)	(23,097)	(16,477)	(40,276)

Financing activities
Net proceeds from (repayments of) short-term borrowings	(41,375)	(39,219)	123,735	55,241
Principal payments on long-term debt	-	(3)	-	(118,551)
Proceeds from issuance of common shares	1,036	248	1,338	1,340
Payments to noncontrolling interest	(3,457)	(856)	(6,577)	(2,920)
Repurchase of common shares	(12,137)	-	(75,092)	-
Dividends paid	(7,408)	(7,907)	(15,334)	(15,813)

Net cash provided (used) by financing activities	(63,341)	(47,737)	28,070	(80,703)

Increase (decrease) in cash and cash equivalents	(3,995)	(32,960)	1,854	13,122
Cash and cash equivalents at beginning of period	64,865	102,401	59,016	56,319

Cash and cash equivalents at end of period	$60,870	$69,441	$60,870	$69,441

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended November 30, 2010 and 2009

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we”, “our”, “Worthington” or the “Company”). Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Significant intercompany accounts and transactions have been eliminated.

Spartan Steel Coating, LLC, in which we own a 52% controlling interest, is fully consolidated with the equity owned by the other joint venture member shown as noncontrolling interest on the consolidated balance sheets, and the other joint venture member’s portion of net earnings included as net earnings attributable to noncontrolling interest in the consolidated statements of earnings.

In June 2009, amended accounting guidance was issued regarding the consolidation of variable-interest entities (“VIEs”). Specifically, this guidance made significant changes to the model for determining the primary beneficiary, if any, of a VIE, and also addresses how often this assessment should be performed. We adopted this amended accounting guidance on June 1, 2010. There was no impact to our consolidated results of operations or financial position upon adoption.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three and six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011 (“fiscal 2011”). Certain prior year amounts have been reclassified to conform to the fiscal 2011 presentation. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (the “2010 Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In October 2009, amended accounting guidance was issued for revenue arrangements with multiple deliverables. This amendment sets forth requirements that must be met for an entity to recognize revenue from a sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. Additionally, the new guidance will require more disclosure about an entity’s multiple-element arrangements. This amendment is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this amendment effective for us on June 1, 2011.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2010	2009	2010	2009
Net sales
Steel Processing	$317,147	$225,557	$672,011	$407,143
Pressure Cylinders	136,218	104,921	272,292	206,233
Metal Framing	77,084	80,575	161,588	176,012
Other	50,238	36,928	91,601	76,120

Consolidated net sales	$580,687	$447,981	$1,197,492	$865,508

Operating income (loss)
Steel Processing	$8,429	$14,735	$25,047	$15,543
Pressure Cylinders	9,523	4,086	19,077	9,977
Metal Framing	(6,684)	2,811	(10,613)	(1,478)
Other	1,656	(2,539)	485	(9,400)

Consolidated operating income	$12,924	$19,093	$33,996	$14,642

Pre-tax restructuring and other expense (income)
Steel Processing	$(270)	$(304)	$(373)	$175
Pressure Cylinders	-	7	-	295
Metal Framing	56	(2,595)	976	981
Other	138	231	385	(486)

Consolidated pre-tax restructuring and other expense (income)	$(76)	$(2,661)	$988	$965

	November 30,	May 31,
(in thousands)	2010	2010
Total assets
Steel Processing	$607,781	$674,953
Pressure Cylinders	425,621	393,639
Metal Framing	173,384	203,072
Other	305,526	248,683

Consolidated total assets	$1,512,312	$1,520,347

NOTE C – Comprehensive Income

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and six months ended November 30, 2010:

	Three Months Ended November 30, 2010			Six Months Ended November 30, 2010
(in thousands)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Net earnings	$14,469	$2,414	$16,883	$36,823	$4,313	$41,136
Other comprehensive income (loss):
Foreign currency translation	2,901	-	2,901	5,452	-	5,452
Cash flow hedges	274	-	274	(1,777)	-	(1,777)
Pension liability adjustment	-	-	-	12	-	12

Total comprehensive income	$17,644	$2,414	$20,058	$40,510	$4,313	$44,823

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and six months ended November 30, 2009:

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

NOTE D – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest during the six months ended November 30, 2010:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2010	$189,918	$(10,631)	$532,126	$711,413	$38,621	$750,034
Comprehensive income*	-	3,687	36,823	40,510	4,313	44,823
Common shares issued	1,422	-	-	1,422	-	1,422
Stock-based compensation	3,033	-	-	3,033	-	3,033
Purchases and retirement of common shares	(12,662)	-	(62,430)	(75,092)	-	(75,092)
Dividends paid to noncontrolling interest	-	-	-	-	(6,577)	(6,577)
Cash dividends declared	-	-	(14,816)	(14,816)	-	(14,816)

Balance at November 30, 2010	$181,711	$(6,944)	$491,703	$666,470	$36,357	$702,827

*	The allocation of the components of comprehensive income attributable to controlling and noncontrolling interests is disclosed in “Note C – Comprehensive Income.”

NOTE E – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2010, we granted non-qualified stock options covering a total of 2,405,675 common shares under our stock-based compensation plans. The weighted average option price of $12.16 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $4.88 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, was $9,594,000, which will be recognized on a straight-line basis over the five-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.8%
Expected term (years)	6.0
Expected volatility	53.8%
Risk-free interest rate	2.1%

The expected volatility is based on the historical volatility of our common shares. The risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Restricted Common Shares

During the six months ended November 30, 2010, we granted restricted common shares covering a total of 24,650 common shares under our stock-based compensation plans. The fair value per share of $15.03 was equal to the market price of the underlying common shares at the grant date. The calculated pre-tax stock-based compensation expense for these restricted common shares of $371,000 will be recognized on a straight-line basis over their respective vesting periods.

NOTE F – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the three and six months ended November 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2010	2009	2010	2009
Defined benefit plans:
Service cost	$239	$210	$473	$417
Interest cost	358	357	712	711
Expected return on plan assets	(333)	(221)	(666)	(443)
Net amortization and deferral	64	64	128	127

Net pension cost of defined benefit plans	$328	$410	$647	$812

We anticipate total contributions of approximately $1,307,000 in fiscal 2011, of which approximately $566,000 had been made as of November 30, 2010.

NOTE G – Income Taxes

Income tax expense for the six months ended November 30, 2010 and 2009 reflects estimated annual effective income tax rates of 32.9% and 30.5%, respectively. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. Income tax expense associated with net earnings attributable to noncontrolling interest, and reflected in our consolidated statements of earnings, is not material as a result of the pass-through tax status of our joint ventures. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in fiscal 2011 could be materially different from the forecasted rate as of the end of the second quarter of fiscal 2011.

Income tax expense for the six months ended November 30, 2010 and 2009 was calculated using the estimated annual effective income tax rates for fiscal 2011 and fiscal 2010, respectively. The change in those estimated annual effective income tax rates is primarily due to the change in the mix of income among the jurisdictions in which we do business.

NOTE H – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that are not controlled, either through majority ownership or otherwise, are accounted for using the equity method of accounting. At November 30, 2010, these equity investments and the percentage interests owned consisted of: DMFCWBS, LLC (50%), LEFCO Worthington, LLC (49%), Samuel Steel Pickling Company (31%), Serviacero Planos, S.A. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing System Co., Ltd. (“WMSFSCo.”) (40%) and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

On November 19, 2010, we joined with Hubei Modern Urban Construction and Development Group Co., Ltd. to create WMSFSCo. We will contribute approximately $6,000,000 in cash in exchange for our 40% ownership interest. The purpose of WMSFSCo. is to design, manufacture, assemble and distribute steel framing materials and accessories for construction projects in China and to provide project management and building design and construction supply services thereto. WMSFSCo. is accounted for using the equity method of accounting as our ownership interest does not constitute a controlling financial interest.

We received distributions from unconsolidated affiliates totaling $30,696,500 during the six months ended November 30, 2010. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount within other liabilities on the consolidated balance sheets of $16,102,000 at November 30, 2010. During the six months ended November 30, 2010, there were no distributions from unconsolidated joint ventures classified as cash flows from investing activities. During the six months ended November 30, 2009, the distribution received from WAVE in excess of our cumulative equity in the earnings of that joint venture was $264,000. This cash flow was included in investing activities in the consolidated statements of cash flows due to the nature of the distribution as a return of investment, rather than a return on investment.

Combined financial information for our unconsolidated affiliates is summarized in the following table:

	November 30,	May 31,
(in thousands)	2010	2010
Cash	$79,314	$75,762
Other current assets	210,073	199,288
Noncurrent assets	168,833	170,787

Total assets	$458,220	$445,837

Current liabilities	$88,631	$85,514
Long-term debt	150,159	150,212
Other noncurrent liabilities	8,349	10,244
Equity	211,081	199,867

Total liabilities and equity	$458,220	$445,837

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2010	2009	2010	2009
Net sales	$210,666	$174,436	$423,805	$335,496
Gross margin	49,856	44,941	105,198	90,534
Depreciation and amortization	2,767	2,582	5,562	5,412
Interest expense	373	352	783	732
Income tax expense (benefit)	2,429	(911)	5,521	961
Net earnings	33,224	30,473	70,647	59,909

NOTE I – Goodwill and Other Long-Lived Assets

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of earnings. As of November 30, 2010, certain indicators of impairment were present with regard to the long-lived assets of our Spartan joint venture; however, we determined the carrying amount of these long-lived assets was recoverable and therefore no impairment charges were recorded. There were no other impairment indicators present as of November 30, 2010. In the second quarter of fiscal 2010, certain indicators of impairment were present related to long-lived assets within our Steel Packaging business segment resulting in an impairment charge of $2,703,000 in our consolidated statements of earnings. In addition, we are currently evaluating the long-term strategy of the Metal Framing operating segment and this evaluation may, at some point, trigger the requirement to perform an impairment analysis of its long-lived assets. We will continue to monitor these developments in the subsequent quarters.

Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the business segment level as we have determined that the characteristics of the reporting units within each business segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

The goodwill impairment test consists of comparing the fair value of each business segment, determined using discounted cash flows, to each business segment’s respective carrying value. If the estimated fair value of a business segment exceeds its carrying value, there is no impairment. If the carrying amount of the business segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the business segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the six months ended November 30, 2010.

NOTE J – Restructuring

In fiscal 2008, we initiated a Transformation Plan (the “Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Plan focuses on cost reduction, margin expansion and organizational capability improvements, and, in the process, seeks to drive excellence in three core competencies: sales, operations and supply chain management. The Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases in the Steel Processing and Metal Framing business segments.

During the six months ended November 30, 2010, the following actions were taken:

—

Execution of the Plan continued throughout several facilities in the Steel Processing and Metal Framing business segments resulting in $1,387,000 of expense, which was recorded within restructuring and other expense (income) in the consolidated statements of earnings.

—

Impairment and other charges of $674,000 were recorded. These charges included impairment and severance primarily related to the announced closure of the Phoenix, Arizona, facility within Metal Framing, whose operations had previously been suspended, and the consolidation of the Metal Framing processing assets from the Hammond, Indiana, location into the Warren, Ohio, location. These charges were recorded within restructuring and other expense (income) in the consolidated statements of earnings.

—

Assets classified as held for sale were disposed of resulting in a net gain of $1,073,000. This gain was recorded within restructuring and other expense (income) in the consolidated statements of earnings.

A progression of the liabilities created as part of the Plan, combined with a reconciliation to the restructuring and other expense (income) line item in our consolidated statements of earnings for the six months ended November 30, 2010 is summarized as follows:

(in thousands)	5/31/2010 Liability	Expense	Payments	Adjustments	11/30/2010 Liability
Early retirement and severance	$893	$334	$(757)	$(11)	$459
Other costs	560	1,502	(1,792)	(175)	95

	$1,453	1,836	$(2,549)	$(186)	$554

Non-cash charges		225
Net gain on dispositions		(1,073)

Total		$988

NOTE K – Acquisitions

On June 21, 2010, the Pressure Cylinders operating segment acquired the assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”) for cash of $12,175,000. Hy-Mark is a manufacturer of extruded aluminum cylinders for medical oxygen, scuba, beverage service, industrial, specialty, and professional racing applications.

The assets acquired from Hy-Mark were measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. Intangible assets, consisting mostly of customer lists, will be amortized on a straight-line basis over their estimated useful life of nine years.

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill of $4,362,000 was recorded in connection with this acquisition, which is expected to be deductible for income tax purposes.

The fair value assigned to the assets acquired in the Hy-Mark acquisition was as follows:

(in thousands)
Inventory	$3,053
Intangible assets	2,660
Property, plant and equipment, net	2,100

Identifiable net assets	7,813
Goodwill	4,362

Total purchase price	$12,175

Operating results of Hy-Mark have been included in the consolidated statements of earnings from the acquisition date forward. Had the acquisition occurred at the beginning of fiscal 2011, consolidated results of operations would not have differed materially from reported results.

NOTE L – Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is an exit price concept that assumes an orderly transaction between willing market participants and is required to be based on assumptions that market participants would use in pricing an asset or liability. Current accounting guidance establishes a three-tier fair value hierarchy as a basis for considering such assumptions and for classifying the inputs used in the valuation methodologies. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1	–	Observable prices in active markets for identical assets and liabilities.
Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At November 30, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1	Level 2	Level 3	Totals
Assets
Foreign currency contracts	$-	$1,506	$-	$1,506
Commodity contracts	-	12	-	12

Total assets	$-	$1,518	$-	$1,518

Liabilities
Interest rate contracts	$-	$13,265	$-	$13,265
Commodity contracts	-	1,103	-	1,103

Total liabilities	$-	$14,368	$-	$14,368

The fair value of our foreign currency contracts, commodity contracts and interest rate contracts is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “NOTE N - Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

The carrying amount of our cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, notes payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate their fair value due to their short-term nature. The fair value of our long-term debt, including current maturities, based upon models that incorporate non-performance risk and use market observable inputs, was $260,998,000 and $250,319,000 at November 30, 2010 and May 31, 2010, respectively, compared to carrying values of $250,246,000 and $250,238,000, respectively.

NOTE M – Debt and Receivables Securitization

We had a $435,000,000 multi-year revolving credit facility (the “Facility”) with a group of lenders prior to the expiration of a $35,000,000 commitment of one lender in September 2010. The remaining $400,000,000 Facility matures in May 2013. Borrowings outstanding under the Facility at November 30, 2010 were $78,735,000. Additionally, as discussed in “Note O – Guarantees”, we provided $8,150,000 in stand-by letters of credit for third-party beneficiaries as of November 30, 2010. While not drawn against as of November 30, 2010, these letters of credit are issued against availability under the Facility, leaving $313,115,000 available at November 30, 2010.

Current borrowings under this revolving Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At November 30, 2010, borrowings under this Facility bore interest at rates based on LIBOR.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility has been available throughout fiscal 2011 to date, and was available throughout fiscal 2010. The AR Facility expires in January 2011; however, we are currently in the process of renewing this agreement and expect to renew this facility prior to expiration. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value due to its short-term nature. As of November 30, 2010, the pool of eligible accounts receivable exceeded the $100,000,000 limit and $45,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

In June 2009, amended accounting guidance was issued with respect to the accounting for and disclosure of transfers of financial assets. This amended guidance impacts new transfers of many types of financial assets, including but not limited to factoring arrangements and sales of trade receivables, mortgages and installment loans. We adopted this amended accounting guidance on June 1, 2010. Upon adoption, it was determined that asset transfers to the AR facility no longer qualified for sales treatment. Accordingly, the $45,000,000 in net proceeds received during fiscal 2011 are classified as net proceeds from short-term borrowings in the consolidated statements of cash flows. Asset transfers prior to June 1, 2010, qualified for sales treatment and were therefore recorded as a reduction in the accounts receivable balance. As of May 31, 2010, November 30, 2009 and May 30, 2009, $45,000,000, $60,000,000 and $60,000,000, respectively, in proceeds from the AR Facility were recorded as a reduction in the accounts receivable balance.

NOTE N – Derivative Instruments and Hedging Activities

We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments and therefore do not qualify for hedge accounting. These derivative instruments are adjusted to current fair value through earnings at the end of each period.

Interest Rate Risk Management – We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on cash flows and the market value of our borrowings. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, we enter into interest rate swaps to further manage our exposure to interest rate variations related to our borrowings and to lower our overall borrowing costs.

Currency Exchange Risk Management – We conduct business in several major international currencies and are therefore subject to risks associated with changing foreign exchange rates. We enter into various contracts that change in value as foreign exchange rates change to manage this exposure. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. The translation of foreign currencies into United States dollars also subjects us to exposure related to fluctuating exchange rates; however, derivative instruments are not used to manage this risk.

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, zinc and other raw materials and utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the price risk associated with these forecasted purchases.

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “NOTE L – Fair Value” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in the consolidated balance sheet at November 30, 2010:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,883
	Other assets	-	Other liabilities	11,382

		-		13,265

Commodity contracts	Receivables	-	Accounts payable	318
	Other assets	-	Other liabilities	-

		-		318

Totals		$-		$13,583

Derivatives not designated as hedging instruments:
Foreign currency contracts	Receivables	$1,506	Accounts payable	$-
	Other assets	-	Other accrued items	-

		1,506		-

Commodity contracts	Receivables	12	Accounts payable	785
	Other assets	-	Other accrued items	-

		12		785

Totals		$1,518		$785

Total derivatives		$1,518		$14,368

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at November 30, 2010:

	November 30, 2010
(Dollars in thousands)	Notional Amount	Maturity Date
Commodity contracts	$8,700	November 2011
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended November 30, 2010 and 2009:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended November 30, 2010:
Interest rate contracts	$(220)	Interest expense	$(971)	Interest expense	$-
Commodity contracts	(439)	Cost of goods sold	(13)	Cost of goods sold	-

Totals	$(659)		$(984)		$-

For the three months ended November 30, 2009:
Interest rate contracts	$(3,116)	Interest expense	$(831)	Interest expense	$-

Totals	$(3,116)		$(831)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the six months ended November 30, 2010 and 2009:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the six months ended November 30, 2010:
Interest rate contracts	$(4,708)	Interest expense	$(1,965)	Interest expense	$-
Commodity contracts	(761)	Cost of goods sold	129	Cost of goods sold	-

Totals	$(5,469)		$(1,836)		$-

For the six months ended November 30, 2009:
Interest rate contracts	$(4,208)	Interest expense	$(1,626)	Interest expense	$-

Totals	$(4,208)		$(1,626)		$-

The estimated net amount of the losses in accumulated other comprehensive income at November 30, 2010 expected to be reclassified into net earnings within the succeeding twelve months is $1,276,000 (net of tax of $743,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2010, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ending May 31, 2011 and 2012.

Economic (Non-designated) Hedges

We enter into foreign currency contracts to manage our foreign exchange exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment. We also enter into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2010:

	November 30, 2010
(Dollars in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$17,800	January 2011 - December 2011
Foreign currency contracts	46,400	February 2011

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended November 30, 2010 and 2009:

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings for the Three Months Ended November 30,
(in thousands)		2010	2009
Commodity contracts	Cost of goods sold	$(840)	$-
Foreign currency contracts	Miscellaneous expense	(1,077)	(2,376)

Total		$(1,917)	$(2,376)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the six months ended November 30, 2010 and 2009:

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings for the Six Months Ended November 30,
(in thousands)		2010	2009
Commodity contracts	Cost of goods sold	$(1,554)	$-
Foreign currency contracts	Miscellaneous expense	(2,335)	(3,046)

Total		$(3,889)	$(3,046)

The loss on these derivatives significantly offsets the gain on the hedged items.

NOTE O – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material effect on our current or future financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2010, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14,667,000 at November 30, 2010. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

We also had in place $8,150,000 of outstanding stand-by letters of credit as of November 30, 2010. These letters of credit were issued to third-party service providers and had no amounts drawn against them at November 30, 2010. The fair value of these guarantee instruments, based on premiums paid, was not material at November 30, 2010.

NOTE P – Warranties

We have established reserves for anticipated sales returns and allowances, including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at November 30 and May 31, 2010.

NOTE Q – Contingent Liabilities

We have been involved in a dispute with a customer, Irwin Industrial Tool Company (d/b/a BernzOmatic), a subsidiary of Newell Rubbermaid, Inc. (“BernzOmatic”), relating to a three-year supply contract (the “Contract”) effective January 1, 2006, which we terminated as of March 1, 2007. The dispute relates primarily to our early termination of the Contract as a result of certain actions of BernzOmatic, which we believed breached the Contract, and the resulting price increases charged to BernzOmatic during 2007 and 2008 after such early termination. As required by GAAP, we deferred $9,304,000 of revenue relating to cash received for the price increases, which effectively created a reserve in that amount relating to this dispute.

The dispute was litigated in Federal District Court in Charlotte, North Carolina, and on February 26, 2010, the jury awarded contract damages relating to the price increases and other items to BernzOmatic of approximately $13,002,000, which was $3,698,000 in excess of the revenue recognition reserve. During the third quarter of fiscal 2010, we recorded this $3,698,000 pre-tax charge within selling, general and administrative expense, establishing a reserve of $13,002,000 to this matter, which was recorded in the Pressure Cylinders business segment.

On October 1, 2010, the trial judge ruled on various post-trial motions that had been filed by the parties, and awarded BerzOmatic pre-judgment interest of $1,828,000 and attorneys’ fees and costs of $970,000. This additional award exceeded the amount anticipated by us by approximately $1,400,000.

As a result of the post-trial rulings, we increased our reserves related to this matter by $1,400,000 to $14,402,000. The $1,400,000 increase was recorded in the Pressure Cylinders business segment as a charge to selling, general and administrative expense during the six months ended November 30, 2010. We believe we have numerous grounds to appeal the verdict in this matter, and intend to pursue such an appeal.

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

NOTE R – Subsequent Events

On December 22, 2010, we completed the acquisition of 60% of the net assets of Visakhapatnam, India, based Nitin Cylinders Limited (“NCL”) for approximately $21,000,000 in cash in order to expand our presence in the alternative fuels cylinder market. NCL is a manufacturer of high pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles as well as cylinders for compressed industrial gases.

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

Introduction

The following discussion and analysis of market and industry trends, business strategy, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (“fiscal 2010”) includes additional information about us, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products. As of November 30, 2010, excluding our joint ventures, we operated 41 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders, and Metal Framing. Other operating segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Steel Packaging, Mid-Rise Construction, Military Construction and Commercial Stairs. We also held equity positions in eight joint ventures, which operated 24 manufacturing facilities worldwide.

Overview

During the three months ended November 30, 2010 (“the second quarter of fiscal 2011”), the Company continued to benefit from the addition of the Gibraltar steel processing assets, the strengthening of the automotive market, as well as improving overall general economic conditions. At the same time, the slow-moving construction market continued to negatively impact our results. Recent acquisitions by both the Steel Processing and Pressure Cylinders operating segments have produced solid results and proven complementary to our business. The Transformation Plan efforts have enhanced efficiencies at our facilities and positioned us to respond more quickly to current and future opportunities and challenges.

Market & Industry Overview

Our sales breakdown by end user market is illustrated by the following chart. The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. More than half of the sales of our Steel Processing operating segment, and substantially all of the sales of our Automotive Body Panels operating segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the customers within these two segments. Production data for the Detroit Three automakers is provided in the following table. Our Steel Processing and Automotive Body Panels operating segments are also impacted by the market price of steel and, to a lesser extent, the market prices of other commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the sales from five of our unconsolidated joint ventures are also made to the automotive end market, but those sales are not consolidated in our results. Adding our ownership percentage of the sales from each of our unconsolidated joint ventures to our reported sales would not materially change the breakdown in the following chart.

Substantially all of the sales of our Metal Framing, Mid-Rise Construction, Military Construction and Commercial Stairs operating segments, as well as approximately 13% of the sales of our Steel Processing operating segment, are to the construction market, both residential and non-residential. We estimate that approximately 11% of our construction market sales are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction/remodel is also the predominant end market for our joint venture, Worthington Armstrong Venture (“WAVE”), whose sales are not consolidated in our results. Adding our ownership percentage of the sales from WAVE to our reported sales would not materially change the breakdown in the chart.

The sales of our Pressure Cylinders and Steel Packaging operating segments, and approximately 36% of the sales of our Steel Processing operating segment, are to other markets such as leisure and recreation, industrial gas, HVAC, agriculture, appliance, lawn and garden, and consumer specialty products. Given the many different product lines that make up these sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and major end markets:

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2010	2009	Inc / (Dec)	2010	2009	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.4%	(0.8%)	2.2%	1.8%	(1.9%)	3.7%
Hot-Rolled Steel ($ per ton) [2]	$557	$538	$19	$584	$488	$96
Detroit Three Auto Build (000’s vehicles) [3]	1,755	1,623	132	3,431	2,594	837
No. America Auto Build (000’s vehicles) [3]	3,184	2,925	259	6,234	4,932	1,302
Dodge Index	84	88	(4)	86	88	(2)
Framing Lumber ($ per 1,000 board ft) [4]	$260	$233	$27	$257	$233	$24
Zinc ($ per pound) [5]	$1.07	$0.93	$0.14	$0.99	$0.84	$0.15
Natural Gas ($ per mcf) [6]	$4.62	$4.21	$0.41	$4.46	$3.91	$0.55
On-Highway Diesel Fuel Prices ($ per gallon) [7]	$3.05	$2.64	$0.41	$3.00	$2.48	$0.52

[1]	2009 figures based on revised actuals [2] CRU Index; period average [3] CSM Autobase [4] Random Lengths; period average
[5]	LME Zinc; period average [6] NYMEX Henry Hub Natural Gas; period average [7] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. Historically, we have seen that increasing U.S. GDP growth rates year-over-year can have a positive effect on our results, as a stronger economy generally increases demand and pricing for our products. The second quarter of fiscal 2011 is the fourth quarter in a row of positive year-over-year change. Conversely, decreasing U.S. GDP growth rates generally have the opposite effect, which we experienced in the beginning of fiscal 2010. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expenses.

The market price of hot-rolled steel is often one of the most significant factors impacting selling prices and may serve as a general indicator of the strength of the markets which we serve. The average quarterly hot-rolled steel price for the second quarter of fiscal 2011 was 4% higher than a year ago, generally indicating a stronger economic environment versus the second quarter of fiscal 2010.

No single customer contributed more than 10% of our consolidated net sales for the second quarter of fiscal 2011. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other manufacturers and many of their suppliers. Automotive production from the Detroit Three automakers strengthened in calendar 2010. Vehicle production for the first six months of fiscal 2011 was up 35% over the prior year six months ended November 30 for the Detroit Three automakers. Additionally, North American vehicle production for the first six months of fiscal 2011 was up 27% against the prior six months ended November 30.

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

The market prices of certain other commodities such as zinc, natural gas and diesel fuel represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense. These costs have begun to slowly rise due to increasing stabilization of the economy.

Results of Operations

Second Quarter – Fiscal 2011 Compared to Fiscal 2010

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$580.7	100.0%	$448.0	100.0%	$132.7
Cost of goods sold	510.9	88.0%	380.8	85.0%	130.1

Gross margin	69.8	12.0%	67.2	15.0%	2.6
Selling, general and administrative expense	57.0	9.8%	48.1	10.7%	8.9
Impairment of long-lived assets	–	0.0%	2.7	0.6%	(2.7)
Restructuring and other income	(0.1)	0.0%	(2.7)	-0.6%	2.6

Operating income	12.9	2.2%	19.1	4.3%	(6.2)
Miscellaneous expense	(0.1)	0.0%	(0.4)	-0.1%	0.3
Interest expense	(4.8)	-0.8%	(2.0)	-0.4%	2.8
Equity in net income of unconsolidated affiliates	16.2	2.8%	15.1	3.4%	1.1
Income tax expense	(7.3)	-1.3%	(7.2)	-1.6%	0.1

Net earnings	16.9	2.9%	24.6	5.5%	(7.7)
Net earnings attributable to noncontrolling interest	(2.4)	-0.4%	(1.4)	-0.3%	(1.0)

Net earnings attributable to controlling interest	$14.5	2.5%	$23.2	5.2%	$(8.7)

Net earnings represent the results for our consolidated operations, including 100% of our consolidated joint venture, Spartan Steel Coating, LLC (“Spartan”), of which we own 52%. The noncontrolling interest, or 48% of Spartan, is subtracted to arrive at net earnings attributable to controlling interest (i.e., Worthington). For the second quarter of fiscal 2011, net earnings attributable to controlling interest were $14.5 million, a decrease of $8.7 million from the prior year second quarter.

—

Net sales increased $132.7 million, or 30%, from the prior year to $580.7 million. Higher volumes, primarily due to acquisitions, increased net sales by $86.3 million, most notably in our Steel Processing and Pressure Cylinders operating segments. Average selling prices increased over the prior year due to the higher cost of steel, resulting in increased net sales of $46.4 million.

—

Gross margin of $69.8 million improved $2.6 million from the prior year. The improvement was primarily due to increased volumes in Steel Processing and Pressure Cylinders. This improvement was partially offset by inventory holding losses, which reduce spreads between average selling prices and the cost of steel, especially in Steel Processing and Metal Framing. The prior year quarter benefited from inventory holding gains. Also offsetting the improvement in gross margin in the current quarter were higher volume related manufacturing expenses.

—

SG&A expense increased $8.9 million from the prior year due to a $2.5 million bad debt credit in the prior year quarter, increased SG&A from acquisitions, and higher profit sharing and bonus expenses in the current quarter.

—

Impairment of long-lived assets of $2.7 million in the prior year related to the Steel Packaging operating segment. The reduction in restructuring and other income in the prior year related to the sale of Dietrich Canada and the sale of the Louisville facility.

—

Interest expense increased $2.8 million over the prior year mainly due to higher debt levels driven by acquisitions, share repurchases and increased working capital needs, as well as higher interest rates due to the April 2010 issuance of $150.0 million principal amount of 6.5% notes due 2020.

—

Equity in net income of unconsolidated affiliates increased $1.1 million from the second quarter of fiscal 2010, to $16.2 million. The majority of the equity in net income of unconsolidated affiliates is from WAVE. Our portion of WAVE’s net income increased 10% or $1.2 million from last year’s second quarter, to $12.8 million. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE H – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q for more financial information on our unconsolidated affiliates.

—

Income tax expense increased $0.1 million as the impact of lower pre-tax earnings was more than offset by a higher estimated annual effective income tax rate. The change in those estimated annual effective income tax rates is primarily due to the change in the mix of income among the jurisdictions in which we do business. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$317.1	100.0%	$225.6	100.0%	$91.5
Cost of goods sold	283.2	89.3%	191.5	84.9%	91.7

Gross margin	33.9	10.7%	34.1	15.1%	(0.2)
Selling, general and administrative expense	25.8	8.1%	19.7	8.7%	6.0
Restructuring and other income	(0.3)	-0.1%	(0.3)	-0.1%	–

Operating income	$8.4	2.6%	$14.7	6.5%	$(6.3)

Material cost	$232.8		$152.2		$80.6
Tons shipped (in thousands)	608		497		111

Net sales and operating income highlights were as follows:

—

Net sales increased $91.5 million from the prior year to $317.1 million. Increases from the addition of the Gibraltar steel processing assets, as well as stronger economic conditions, especially in the automotive market, resulted in a 22% increase in volume. This translated into a $61.5 million increase to net sales. Higher base prices of hot-rolled steel in the current quarter led to increased pricing for our products, favorably impacting net sales by $30.0 million.

—

Operating income for the quarter fell $6.3 million to $8.4 million. Increased volume was more than offset by reduced spreads caused by inventory holding losses, and higher SG&A expenses. SG&A expenses increased due to acquisitions and higher profit sharing and bonus expenses this year. Additionally, the current year second quarter included $0.6 million of bad debt expense compared to a $1.1 million credit in the prior year.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$136.2	100.0%	$104.9	100.0%	$31.3
Cost of goods sold	110.3	81.0%	86.7	82.7%	23.6

Gross margin	25.9	19.0%	18.2	17.3%	7.7
Selling, general and administrative expense	16.4	12.0%	14.1	13.4%	2.3

Operating income	$9.5	7.0%	$4.1	3.9%	$5.4

Material cost	$62.8		$45.9		$16.9
Units shipped (in thousands)	13,684		12,500		1,184

Net sales and operating income highlights were as follows:

—

Net sales increased $31.3 million, or 30%, from the prior year second quarter, to $136.2 million. Volumes were strong across most domestic product lines, including volume increases in refrigerant, high pressure and propane cylinders. European operations improved as the industrial gas and automotive markets began to recover from the global economic downturn.

—

Operating income increased $5.4 million from last year to $9.5 million, aided by solid North American operations, and the gradual improvement and return to profitability of our European operations. SG&A expense increased mainly due to higher wages, profit sharing and bonus, and a larger portion of allocated corporate expenses.

Metal Framing

The following table presents a summary of operating results for our Metal Framing operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$77.1	100.0%	$80.6	100.0%	$(3.5)
Cost of goods sold	73.8	95.7%	69.1	85.7%	4.7

Gross margin	3.3	4.3%	11.5	14.3%	(8.2)
Selling, general and administrative expense	9.9	12.8%	11.3	14.0%	(1.4)
Restructuring and other expense (income)	0.1	0.1%	(2.6)	-3.2%	2.7

Operating income (loss)	$(6.7)	-8.7%	$2.8	3.5%	$(9.5)

Material cost	$55.1		$44.2		$10.9
Tons shipped (in thousands)	60		70		(10)

Net sales and operating income (loss) highlights were as follows:

—

Net sales decreased $3.5 million from the prior year to $77.1 million, as a 13% decline in volume reduced net sales by $12.4 million. The primary reason for the decline in volume and net sales related to the sale of the Canadian operations in November 2009. Excluding the impact of the Canadian operations in the prior year quarter, net sales were up 4% on volumes that were 6% lower. Higher material prices led to increased pricing for our products, favorably impacting net sales by $8.9 million.

—

We experienced an operating loss of $6.7 million compared to the operating income of $2.8 million reported last year. Gross margin decreased by $8.2 million, as a result of lower volumes and a lower spread, caused by inventory holding losses, between average selling prices and the cost of steel. SG&A expense decreased $1.4 million as a result of lower headcount. This segment continues to be negatively impacted by a weakened commercial construction market and competitive pricing pressures.

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

	Three Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$50.2	100.00%	$36.9	100.0%	$13.3
Cost of goods sold	43.5	86.7%	33.5	90.8%	10.0

Gross margin	6.7	13.3%	3.4	9.2%	3.3
Selling, general and administrative expense	4.9	9.8%	3.0	8.1%	1.9
Impairment of long-lived assets	-	0.0%	2.7	7.3%	(2.7)
Restructuring and other expense	0.1	0.2%	0.2	0.5%	(0.1)

Operating income (loss)	$1.7	3.3%	$(2.5)	-6.8%	$4.2

Net sales and operating income (loss) highlights were as follows:

—	Net sales increased $13.3 million from the second quarter of fiscal 2010, to $50.2 million, primarily due to higher volumes in the Automotive Body Panels and Steel Packaging operating segments.

—

Operating income of $1.7 million was $4.2 million higher than last year’s operating loss of $2.5 million. The favorable change in gross margin was aided by improvements in all the operating segments. In addition, the second quarter of fiscal 2010 included a $2.7 million impairment charge related to certain long-lived assets in our Steel Packaging segment. SG&A increased in part due to a $1.7 million credit in bad debt expense in the prior year quarter.

Six Months Year-to-Date—Fiscal 2011 Compared to Fiscal 2010

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$1,197.5	100.0%	$865.5	100.0%	$332.0
Cost of goods sold	1,048.8	87.6%	749.1	86.6%	299.7

Gross margin	148.7	12.4%	116.4	13.4%	32.3
Selling, general and administrative expense	113.7	9.5%	98.1	11.3%	15.6
Impairment of long-lived assets	-	0.0%	2.7	0.3%	(2.7)
Restructuring and other expense	1.0	0.1%	1.0	0.1%	-

Operating income (loss)	34.0	2.8%	14.6	1.7%	19.4
Miscellaneous income (expense)	(0.2)	0.0%	1.4	0.2%	(1.6)
Interest expense	(9.5)	-0.8%	(4.6)	-0.5%	4.9
Equity in net income of unconsolidated affiliates	34.5	2.9%	31.3	3.6%	3.2
Income tax expense	(17.7)	-1.5%	(10.5)	-1.2%	7.2

Net earnings	41.1	3.4%	32.2	3.7%	8.9
Net earnings attributable to noncontrolling interest	(4.3)	-0.4%	(2.3)	-0.3%	(2.0)

Net earnings attributable to controlling interest	$36.8	3.1%	29.9	3.5%	$6.9

Net earnings represent the results for our consolidated operations, including 100% of our consolidated joint venture, Spartan, of which we own 52%. The noncontrolling interest, or 48% of Spartan, is subtracted to arrive at net earnings attributable to controlling interest (i.e., Worthington). For the first six months of fiscal 2011, net earnings attributable to controlling interest were $36.8 million, an increase of $6.9 million from the prior year six-month period.

—

Net sales increased $332.0 million, or 38%, from the prior year to $1,197.5 million. Higher volumes, primarily due to acquisitions, increased net sales by $204.0 million, most notably in our Steel Processing and Pressure Cylinders operating segments. Average selling prices increased over the prior year due to the higher cost of steel, resulting in increased sales of $128.0 million.

—

Gross margin improved $32.3 million from the prior year. The improvement was primarily due to increased volumes in Steel Processing and Pressure Cylinders, primarily due to acquisitions. These improvements were partially offset by inventory holding losses and higher manufacturing labor expenses in the current year.

—

SG&A expense increased $15.6 million from the prior year due to higher profit sharing and bonuses from increased earnings, a credit in bad debt expense in the prior year, and increased SG&A expenses from acquisitions.

—	Impairment of long-lived assets of $2.7 million in the first six months of the prior year related to the Steel Packaging segment.

—

Restructuring charges totaled $1.0 million in both the current and prior year periods. These charges related to the Transformation Plan, which should progress through the remaining facilities by the end of the 2011 fiscal year.

—

Interest expense increased $4.9 million over the prior year due to higher debt levels driven by acquisitions, share repurchases and increased working capital needs, as well as higher interest rates due to the issuance in April 2010 of $150.0 million principal amount of 6.50% notes due 2020.

—

Equity in net income of unconsolidated affiliates increased $3.2 million from the first six months of fiscal 2010, to $34.5 million. The vast majority of the equity in net income of unconsolidated affiliates is from WAVE, where our portion of

WAVE’s net income increased 1% from last year, to $27.6 million. The majority of the increased equity earnings came from TWB Company, L.L.C. (“TWB”) which increased by $2.1 million, as TWB has benefited significantly from the improving automotive industry. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE H – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q for more financial information on our unconsolidated affiliates.

—

Income tax expense of $17.7 million increased from $10.5 million recognized in fiscal 2010 primarily due to higher earnings in fiscal 2011 and a higher estimated annual effective tax rate in the current year. The current year expense of $17.7 million was calculated using an estimated annual effective income tax rate of 32.9%, versus 30.5% in the prior year. The change in those estimated annual effective income tax rates is primarily due to the change in the mix of income among the jurisdictions in which we do business. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statement of earnings. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$672.0	100.0%	$407.1	100.0%	$264.9
Cost of goods sold	597.4	88.9%	355.7	87.4%	241.7

Gross margin	74.6	11.1%	51.4	12.6%	23.2
Selling, general and administrative expense	50.0	7.4%	35.7	8.8%	14.3
Restructuring and other expense (income)	(0.4)	-0.1%	0.2	0.0%	(0.6)

Operating income	$25.0	3.7%	$15.5	3.8%	$9.5

Material cost	$494.0		$282.3		$211.7
Tons shipped (in thousands)	1,224		898		326

Net sales and operating income highlights were as follows:

—

Net sales increased $264.9 million from the prior year to $672.0 million. Increases from the addition of the Gibraltar steel processing assets, as well as stronger economic conditions, especially in the automotive end market, resulted in a 38% and 34% increase in direct and toll volume, respectively. This translated into a $174.3 million increase to net sales. Higher base prices of hot-rolled steel versus the year ago period led to increased pricing for our products, favorably impacting net sales by $90.6 million.

—

Operating income for the six-month period improved to $25.0 million from the $15.5 million reported last year. Higher volumes, particularly from the Gibraltar acquisition, improved operating income by $41.1 million. This was partially offset by a lower spread, caused by inventory holding losses, between average selling prices and material costs, and higher manufacturing and SG&A expenses.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$272.3	100.0%	$206.2	100.0%	$66.1
Cost of goods sold	219.9	80.8%	168.8	81.9%	51.1

Gross margin	52.4	19.2%	37.4	18.1%	15.0
Selling, general and administrative expense	33.3	12.2%	27.1	13.1%	6.2
Restructuring and other expense	-	0.0%	0.3	0.1%	(0.3)

Operating income	$19.1	7.0%	$10.0	4.8%	$9.1

Material cost	$126.3		$91.7		$34.6
Units shipped (in thousands)	27,953		26,420		1,533

Net sales and operating income highlights were as follows:

—

Net sales increased $66.1 million, or 32%, from the first six months of fiscal 2010, to $272.3 million. Volumes were strong across most domestic product lines, including increases in refrigerant, high pressure and propane cylinders. European operations improved as the industrial gas and automotive markets began to recover from the global economic downturn. Sales were also aided by the acquisitions of Structural Composites Industries, LLC (“SCI”) and Hy-Mark.

—

Operating income increased $9.1 million from the first six months of fiscal 2010 to $19.1 million, aided by solid North American operations, and the gradual improvement and return to profitability of our European operations. SG&A expense increased mainly due to recently acquired businesses, a larger portion of corporate allocated expenses, and an additional $1.4 million legal reserve related to a dispute with the Irwin Industrial Tool Company (d/b/a BernzOmatic), a subsidiary of Newell Rubbermaid, Inc. (“BernzOmatic”). See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE Q – Contingent Liabilities” of this Quarterly Report on Form 10-Q for further discussion of the BernzOmatic litigation.

Metal Framing

The following table presents a summary of operating results for our Metal Framing operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales	Increase/ (Decrease)
Net sales	$161.6	100. %	$176.0	100.0%	$(14.4)
Cost of goods sold	151.6	93.8%	153.5	87.2%	(1.9)

Gross margin	10.0	6.2%	22.5	12.8%	(12.5)
Selling, general and administrative expense	19.7	12.2%	23.0	13.1%	(3.3)
Restructuring and other expense	0.9	0.6%	1.0	0.6%	(0.1)

Operating loss	$(10.6)	-6.6	$(1.5)	-0.9%	$(9.1)

Material cost	$111.8		$102.8		$9.0
Tons shipped (in thousands)	125		153		(28)

Net sales and operating loss highlights were as follows:

—

Net sales decreased $14.4 million from the prior year to $161.6 million, as an 18% decline in volume reduced net sales by $37.4 million. Higher material prices led to increased pricing for our products, favorably impacting net sales by $23.0 million.

—

The operating loss increased $9.1 million from the first six months of fiscal 2010 to $10.6 million. Gross margin decreased by $12.5 million, as a result of lower volumes combined with a decline in the spread between average selling prices and the cost of steel, caused by inventory holding losses. SG&A expense decreased $3.3 million as a result of lower headcount. This segment continues to be negatively impacted by a weakened commercial construction market and competitive pricing pressures.

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

	Six Months Ended November 30,				Increase/ (Decrease)
(Dollars in millions)	2010	% of Net sales	2009	% of Net sales
Net sales	$91.6	100.0%	$76.1	100.0%	$15.5
Cost of goods sold	79.9	87.2%	71.0	93.3%	8.9

Gross margin	11.7	12.8%	5.1	6.7%	6.6
Selling, general and administrative expense	10.8	11.8%	12.3	16.2%	(1.5)
Impairment of long-lived assets	-	0.0%	2.7	3.5%	(2.7)
Restructuring and other expense (income)	0.4	0.4%	(0.5)	-0.7%	0.9

Operating income (loss)	$0.5	0.5%	$(9.4)	-12.4%	$9.9

Net sales and operating income (loss) highlights were as follows:

—

Net sales increased $15.5 million from the first six months of fiscal 2010, to $91.6 million. Higher net sales in the Automotive Body Panels and Steel Packaging operating segments were partially offset by weak volumes in our Mid-Rise Construction, Military Construction and Commercial Stairs operating segments. These construction-related operating segments continue to be negatively affected by the weakness in the commercial construction market.

—

Operating income of $0.5 million was $9.9 million higher than last year’s operating loss of $9.4 million. The favorable change in gross margin was aided by improvements in all the operating segments. In addition, the six months ended November 30, 2009 included a $2.7 million impairment charge related to certain long-lived assets in our Steel Packaging segment.

Liquidity and Capital Resources

During the six months ended November 30, 2010, we used $9.7 million in cash for operating activities and invested $10.8 million in property, plant and equipment and $12.2 million in the acquisition of the assets of Hy-Mark Cylinders. Additionally, we repurchased 5.3 million of our common shares for $75.1 million and paid $15.3 million in dividends. These activities were funded with short-term borrowings of $78.7 million under our revolving credit facility (the “Facility”) and $45.0 million under our revolving trade accounts receivable securitization facility (the “AR Facility”). The following table summarizes our consolidated cash flows for the six months ended November 30, 2010 and 2009:

	Six Months Ended November 30,
(in millions)	2010	2009
Net cash provided (used) by operating activities	$(9.7)	$134.1
Net cash used by investing activities	(16.5)	(40.3)
Net cash provided (used) by financing activities	28.1	(80.7)

Increase in cash and cash equivalents	1.9	13.1
Cash and cash equivalents at beginning of period	59.0	56.3

Cash and cash equivalents at end of period	$60.9	$69.4

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

During the first six months of fiscal 2011, cash used by operating activities was $9.7 million, compared to cash provided by operating activities of $134.1 million during the comparable period in the prior year. The difference resulted largely from changes in the accounts payable balance, classification of proceeds from the AR Facility as short-term borrowings in the current year and payment of annual bonuses and quarterly profit sharing. The decrease in the accounts payable balance was driven primarily by the timing of purchases of raw materials versus the payment of those invoices as compared to the comparable period in the prior year when the accounts payable balance increased. This accounted for $98.6 million of the difference in cash from operations. Additionally, the proceeds received from the AR Facility were previously recorded as a reduction of accounts receivable. However, beginning on June 1, 2010, accounting guidance required that these proceeds, which were $45.0 million at November 30, 2010, be recorded as short-term borrowings versus a reduction in the accounts receivable balance as it had been at May 31, 2010 and in the prior year period. This change in classification resulted in a higher accounts receivable balance at November 30, 2010, when compared to prior periods.

Investing Activities

Net cash used by investing activities decreased $23.8 million during the first six months of fiscal 2011 as compared to the same period of fiscal 2010. Through the first six months of fiscal 2011, we had lower acquisition and investment outlays, as well as a decrease in capital spending. The aggregate price paid for the acquisitions of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively, “Piper”) and the membership interests of SCI during the first six months of fiscal 2010 exceeded the price paid for Hy-Mark in fiscal 2011 by $21.9 million. Also contributing to the decrease in cash used by investing activities was a decrease in capital spending of $10.1 million. These decreases were offset by lower proceeds from the sale of assets of $8.0 million in the first six months of fiscal 2011 as compared to the same period of fiscal 2010.

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

Financing Activities

The net cash provided by financing activities was $28.1 million during the first six months of fiscal 2011, compared to cash used of $80.7 million in the same period of fiscal 2010. As mentioned above, $45.0 million in proceeds received from the securitization of receivables during the six months ended November 30, 2010 have been classified as net proceeds from short-term borrowings in the consolidated statements of cash flows. In contrast, $45.0 million, $60.0 million and $60.0 million in proceeds from the AR Facility were recorded as a reduction in the accounts receivable balance as of May 31, 2010, November 30, 2009 and May 31, 2009, respectively. The six months ended November 30, 2010 also included the cash payment of $75.1 million for the repurchase of our common shares (see “Common shares” caption below). Additionally, the six months ended November 30, 2009 included the early redemption of $118.5 million of long-term notes due December 1, 2009, to reduce interest expense. This redemption was financed through a combination of short-term borrowings at lower interest rates and cash on hand.

As of November 30, 2010, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include ratings triggers or material adverse change provisions. Our credit ratings at November 30, 2010 were unchanged from those reported as of May 31, 2010. Refer to “Part I – Item 1. – Financial Statements – NOTE M – Debt and Receivables Securitization” for additional information regarding our short-term and long-term debt agreements.

Common shares – The Board of Directors of Worthington Industries, Inc. (“Worthington Industries”) declared quarterly dividends of $0.10 per common share during the first and second quarters of fiscal 2011. Dividends paid on our common shares totaled $15.3 million and $15.8 million in the first six months of fiscal 2011 and fiscal 2010, respectively.

On September 26, 2007, Worthington Industries announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. As of May 31, 2010, 8,449,500 common shares were available for repurchase under this authorization. Since that time, we repurchased 5,254,698 shares for a total of $75.1 million. This effectively reduced our outstanding common share base by over 6.5%. As of November 30, 2010, a total of 3,194,802 common shares remain available under this repurchase authorization. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board of Directors of Worthington Industries. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2010, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.7 million at November 30, 2010. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

Recently Issued Accounting Standards

In October 2009, amended accounting guidance was issued for revenue arrangements with multiple deliverables. This amendment sets forth requirements that must be met for an entity to recognize revenue from a sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. Additionally, the new guidance will require more disclosure about an entity’s multiple-element arrangements. This amendment is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this amendment effective for us on June 1, 2011.

In June 2009, amended accounting guidance was issued regarding the consolidation of variable-interest entities (“VIEs”). Specifically, this guidance made significant changes to the model for determining the primary beneficiary, if any, of a VIE, and also addresses how often this assessment should be performed. We adopted this amended accounting guidance on June 1, 2011. There was no impact to our consolidated results of operations or financial position upon adoption.

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

We review our receivables on an ongoing basis to ensure they are properly valued. Based on this review, we believe our reserve for doubtful accounts is adequate. However, if the economic environment and market conditions deteriorate, particularly in the automotive and construction markets where our exposure is greatest, additional reserves may be required. We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable.

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of earnings. As of November 30, 2010, certain indicators of impairment were present with regard to the long-lived assets of our Spartan joint venture; however, we determined the carrying value of these long-lived assets was recoverable and therefore no impairment charges were recorded. There were no other impairment indicators present as of November 30, 2010. In the second quarter of fiscal 2010, certain indicators of impairment were present related to long-lived assets within our Steel Packaging business segment resulting in an impairment charge of $2,703,000 in our consolidated statements of earnings. In addition, we are currently evaluating the long-term strategy of the Metal Framing operating segment and this evaluation may, at some point, trigger the requirement to perform an impairment analysis of its long-lived assets. We will continue to monitor these developments in the subsequent quarters.

Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the business segment level as we have determined that the characteristics of the reporting units within each business segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

The goodwill impairment test consists of comparing the fair value of each business segment, determined using discounted cash flows, to each business segment’s respective carrying value. If the estimated fair value of a business segment exceeds its carrying value, there is no impairment. If the carrying amount of the business segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the business segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the six months ended November  30, 2010.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2010). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2010) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against us. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the statement above, see “Item I. – Financial Statements – Notes to Consolidated Financial Statements – Note Q – Contingent Liabilities” in Part I of this Quarterly Report on Form 10-Q for additional information regarding certain litigation which remained pending during the second quarter of fiscal 2011.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2010 Form 10-K, as filed with the Securities and Exchange Commission on July 30, 2010, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2010 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2010 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2010:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2010	501,400	$15.39	501,400	3,194,802
October 1-31, 2010	-	-	-	3,194,802
November 1-30, 2010	-	-	-	3,194,802

Total	501,400	$15.39	501,400

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 3,194,802 common shares remained available under this repurchase authorization at November 30, 2010. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – [Reserved]

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1	Worthington Industries, Inc. 2010 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. filed on October 5, 2010 (SEC File No. 001-08399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Section 1350 Certifications of Principal Executive Officer **

32.2	Section 1350 Certifications of Principal Financial Officer **

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2010 and May 31, 2010,
(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2010 and 2009,
(iii)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2010 and 2009 and
(iv)	Notes to Consolidated Financial Statements for the three and six months ended November 30, 2010 and 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 10, 2011	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Worthington Industries, Inc. 2010 Stock Option Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. filed on October 5, 2010 (SEC File No. 001-08399)

31.1	Rule 13a - 14(a) /15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Furnished herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith#

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith#

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at November 30, 2010 and May 31, 2010,

(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2010 and 2009,

(iii)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2010 and 2009 and

(iv)	Notes to Consolidated Financial Statements for the three and six months ended November 30, 2010 and 2009.

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