Form 10-Q
period 2011-02-28
WORTHINGTON INDUSTRIES INC
filed 2011-04-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On March 31, 2011, the number of Common Shares issued and outstanding was 74,268,614.

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
—

the ability to make acquisitions and projected timing, results, benefits, costs, charges and expenditures related to acquisitions, newly-created joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;

—	the alignment of operations with demand;
—	the ability to operate profitably and generate cash in down markets;
—	the ability to capture and maintain margins and market share and to develop or take advantage of future opportunities, new products and new markets;
—	expectations for Company and customer inventories, jobs and orders;
—	expectations for the economy and markets or improvements therein;
—	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
—	expectations for increasing volatility or improving and sustaining earnings, earnings potential, margins or shareholder value;
—	effects of judicial rulings; and
—	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

—	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
—	the effect of conditions in national and worldwide financial markets;
—	product demand and pricing;
—	changes in product mix, product substitution and market acceptance of our products;
—	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which we participate;
—	failure to maintain appropriate levels of inventories;
—	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
—	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
—	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies and other expected benefits therefrom;
—	the overall success of newly-created joint ventures, including the demand for their products, and the ability to achieve the anticipated benefits therefrom;
—	capacity levels and efficiencies, within facilities and within the industry as a whole;

ii

—

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28, 2011	May 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,726	$59,016
Receivables, less allowances of $6,182 and $5,752 at February 28, 2011 and May 31, 2010, respectively	345,209	301,455
Inventories:
Raw materials	177,201	177,819
Work in process	104,762	106,261
Finished products	90,608	80,251

Total inventories	372,571	364,331
Income taxes receivable	9,713	1,443
Assets held for sale	-	2,637
Deferred income taxes	23,927	21,964
Prepaid expenses and other current assets	35,397	31,439

Total current assets	836,543	782,285

Investments in unconsolidated affiliates	125,069	113,001
Goodwill	93,943	79,543
Other intangible assets, net of accumulated amortization of $19,469 and $17,768 at February 28, 2011 and May 31, 2010, respectively	25,269	23,964
Other assets	16,591	15,391
Property, plant and equipment, net	495,628	506,163

Total assets	$1,593,043	$1,520,347

Liabilities and equity
Current liabilities:
Accounts payable	$265,803	$258,730
Short-term borrowings	80,778	-
Accrued compensation, contributions to employee benefit plans and related taxes	52,023	62,413
Dividends payable	7,424	7,932
Other accrued items	44,175	41,635
Income taxes payable	-	9,092

Total current liabilities	450,203	379,802

Other liabilities	69,851	68,380
Long-term debt	250,250	250,238
Deferred income taxes	77,463	71,893

Total liabilities	847,767	770,313

Shareholders’ equity - controlling interest	695,250	711,413
Noncontrolling interest	50,026	38,621

Total equity	745,276	750,034

Total liabilities and equity	$1,593,043	$1,520,347

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Net sales	$569,439	$451,113	$1,766,931	$1,316,621
Cost of goods sold	481,185	393,399	1,529,944	1,142,474

Gross margin	88,254	57,714	236,987	174,147

Selling, general and administrative expense	59,769	57,519	173,518	155,642
Impairment of long-lived assets	-	32,706	-	35,409
Restructuring and other expense	464	2,775	1,452	3,740

Operating income (loss)	28,021	(35,286)	62,017	(20,644)
Other income (expense):
Miscellaneous income (expense)	(219)	(134)	(356)	1,236
Interest expense	(4,533)	(1,889)	(14,079)	(6,448)
Equity in net income of unconsolidated affiliates	16,958	14,560	51,470	45,842

Earnings (loss) before income taxes	40,227	(22,749)	99,052	19,986
Income tax expense (benefit)	11,893	(6,650)	29,582	3,872

Net earnings (loss)	28,334	(16,099)	69,470	16,114
Net earnings attributable to noncontrolling interest	2,008	1,641	6,321	3,930

Net earnings (loss) attributable to controlling interest	$26,326	$(17,740)	$63,149	$12,184

Basic
Average common shares outstanding	74,171	79,146	75,306	79,102

Earnings (loss) per share attributable to controlling interest	$0.35	$(0.22)	$0.84	$0.15

Diluted
Average common shares outstanding	75,001	79,146	75,687	79,116

Earnings (loss) per share attributable to controlling interest	$0.35	$(0.22)	$0.83	$0.15

Common shares outstanding at end of period	74,195	79,175	74,195	79,175

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Operating activities
Net earnings (loss)	$28,334	$(16,099)	$69,470	$16,114
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	15,789	16,103	47,259	48,431
Impairment of long-lived assets	-	32,706	-	35,409
Restructuring and other expense, non-cash	-	147	225	3,247
Provision for deferred income taxes	7,778	(4,870)	3,314	(6,173)
Bad debt expense (income)	215	967	996	(1,986)
Equity in net income of unconsolidated affiliates, net of distributions	(2,997)	(2,090)	(6,813)	(6,248)
Net gain on sale of assets	(1,191)	(115)	(1,521)	(4,407)
Stock-based compensation	1,603	1,254	4,635	3,404
Gain on acquisition	-	-	-	(891)
Changes in assets and liabilities:
Receivables	(24,591)	(17,081)	(39,713)	(11,807)
Inventories	(21,601)	(31,438)	4,729	(22,040)
Prepaid expenses and other current assets	(5,435)	(2,536)	(4,740)	17,399
Other assets	(2,020)	112	(1,212)	296
Accounts payable and accrued expenses	68,840	8,053	(25,302)	47,109
Other liabilities	354	767	4,012	2,124

Net cash provided (used) by operating activities	65,078	(14,120)	55,339	119,981

Investing activities
Investment in property, plant and equipment, net	(5,101)	(5,638)	(15,911)	(26,592)
Acquisitions, net of cash acquired	(19,515)	(30,100)	(31,690)	(64,164)
Investments in unconsolidated affiliates, net	-	(568)	-	(304)
Proceeds from sale of assets	183	185	6,690	14,663

Net cash used by investing activities	(24,433)	(36,121)	(40,911)	(76,397)

Financing activities
Net proceeds from (repayments of) short-term borrowings	(42,957)	63,779	80,778	119,020
Principal payments on long-term debt	-	(19,459)	-	(138,010)
Proceeds from issuance of common shares	1,077	720	2,415	2,060
Payments to noncontrolling interest	(2,496)	(1,619)	(9,072)	(4,539)
Repurchase of common shares	-	-	(75,092)	-
Dividends paid	(7,413)	(7,928)	(22,747)	(23,741)

Net cash provided (used) by financing activities	(51,789)	35,493	(23,718)	(45,210)

Decrease in cash and cash equivalents	(11,144)	(14,748)	(9,290)	(1,626)
Cash and cash equivalents at beginning of period	60,870	69,441	59,016	56,319

Cash and cash equivalents at end of period	$49,726	$54,693	$49,726	$54,693

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended February 28, 2011 and 2010

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

Spartan Steel Coating, LLC, in which we own a 52% controlling interest, and Worthington Nitin Cylinders Limited, in which we own a 60% controlling interest, are fully consolidated with the equity owned by each other joint venture member shown as noncontrolling interest on the consolidated balance sheets, and each other joint venture member’s portion of net earnings included as net earnings attributable to noncontrolling interest in the consolidated statements of earnings. Refer to “NOTE K - Acquisitions” for additional information regarding our acquisition of Nitin Cylinders Limited.

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three and nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011 (“fiscal 2011”). For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (the “2010 Form 10-K”).

In the third quarter of fiscal 2011, we changed the presentation of our consolidated statements of cash flows to begin with net earnings instead of net earnings attributable to controlling interest. Prior year amounts have been reclassified to conform to the fiscal 2011 presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In October 2009, amended accounting guidance was issued for revenue arrangements with multiple deliverables. This amended guidance sets forth requirements that must be met for an entity to recognize revenue from a sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. Additionally, the amended guidance will require more disclosure about an entity’s multiple-element arrangements. This amended guidance is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. We do not expect the adoption of this amended accounting guidance, effective for us on June 1, 2011, to have a material impact on our financial position or results of operations.

NOTE B – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2011	2010	2011	2010
Net sales
Steel Processing	$301,752	$232,219	$973,763	$639,362
Pressure Cylinders	135,921	116,538	408,213	322,771
Metal Framing	81,382	67,517	242,970	243,529
Other	50,384	34,839	141,985	110,959

Consolidated net sales	$569,439	$451,113	$1,766,931	$1,316,621

Operating income (loss)
Steel Processing	$14,213	$7,465	$39,260	$23,008
Pressure Cylinders	10,849	4,095	29,926	14,072
Metal Framing	2,723	(9,087)	(7,890)	(10,565)
Other	236	(37,759)	721	(47,159)

Consolidated operating income (loss)	$28,021	$(35,286)	$62,017	$(20,644)

Pre-tax impairment of long-lived assets and restructuring and other expense (income)
Steel Processing	$70	$286	$(303)	$461
Pressure Cylinders	-	12	-	307
Metal Framing	411	2,014	1,387	2,995
Other	(17)	33,169	368	35,386

Consolidated pre-tax impairment of long-lived assets and restructuring and other expense	$464	$35,481	$1,452	$39,149

(in thousands)	February 28, 2011	May 31, 2010
Total assets
Steel Processing	$629,676	$674,953
Pressure Cylinders	458,165	393,639
Metal Framing	181,287	203,072
Other	323,915	248,683

Consolidated total assets	$1,593,043	$1,520,347

During the third quarter of fiscal 2011, we made certain organizational changes impacting the internal reporting and management structure of our previously reported Mid-Rise Construction, Military Construction and Commercial Stairs operating segments. As a result of these organizational changes, management responsibilities and internal reporting for these businesses were re-aligned and combined into a single operating segment referred to as the Worthington Global Group (the “Global Group”). The purpose of the Global Group is to develop and implement new organic growth platforms by applying our core competencies in markets that have high growth opportunities. The Global Group will be reported in the “Other” category for segment reporting purposes, as it does not meet the applicable aggregation criteria or materiality thresholds for separate disclosure. Accordingly, these organizational changes did not impact the composition of our reportable segments.

NOTE C – Comprehensive Income

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and nine months ended February 28, 2011:

	Three Months Ended February 28, 2011			Nine Months Ended February 28, 2011
(in thousands)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Net earnings	$26,326	$2,008	$28,334	$63,149	$6,321	$69,470
Other comprehensive income (loss):
Foreign currency translation	4,314	-	4,314	9,766	-	9,766
Cash flow hedges	3,007	-	3,007	1,230	-	1,230
Pension liability adjustment	(40)	-	(40)	(28)	-	(28)

Total comprehensive income	$33,607	$2,008	$35,615	$74,117	$6,321	$80,438

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and nine months ended February 28, 2010:

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

NOTE D – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest during the nine months ended February 28, 2011:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2010	$189,918	$(10,631)	$532,126	$711,413	$38,621	$750,034
Comprehensive income*	-	10,968	63,149	74,117	6,321	80,438
Acquisition of Nitin Cylinders Limited	-	-	-	-	14,156	14,156
Common shares issued	2,415	-	-	2,415	-	2,415
Stock-based compensation	4,635	-	-	4,635	-	4,635
Purchases and retirement of common shares	(12,662)	-	(62,430)	(75,092)	-	(75,092)
Dividends paid to noncontrolling interest	-	-	-	-	(9,072)	(9,072)
Cash dividends declared	-	-	(22,238)	(22,238)	-	(22,238)

Balance at February 28, 2011	$184,306	$337	$510,607	$695,250	$50,026	$745,276

*	The allocation of the components of comprehensive income attributable to controlling and noncontrolling interests is disclosed in “Note C – Comprehensive Income.”

NOTE E – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2011, we granted non-qualified stock options covering a total of 2,409,675 common shares under our stock-based compensation plans. The weighted average option price of $12.17 per share was equal to the weighted average market price of the underlying common shares at the respective grant date. The weighted average fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the respective grant date, was $4.88 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, was $9,609,000, which will be recognized on a straight-line basis over the five-year vesting period. The following weighted average assumptions were used to value these stock options:

Dividend yield	2.8%
Expected term (years)	6.0
Expected volatility	53.8%
Risk-free interest rate	2.1%

The expected volatility is based on the historical volatility of our common shares. The risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Restricted Common Shares

During the nine months ended February 28, 2011, we granted restricted common shares covering a total of 24,650 common shares under our stock-based compensation plans. The fair value per share of $15.03 was equal to the market price of the underlying common shares at the grant date. The calculated pre-tax stock-based compensation expense for these restricted common shares of $371,000 will be recognized on a straight-line basis over their respective vesting periods.

NOTE F – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the three and nine months ended February 28, 2011 and 2010:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2011	2010	2011	2010
Defined benefit plans:
Service cost	$238	$208	$711	$625
Interest cost	358	354	1,070	1,065
Expected return on plan assets	(333)	(222)	(999)	(665)
Net amortization and deferral	64	63	192	190

Net pension cost of defined benefit plans	$327	$403	$974	$1,215

We anticipate total contributions to our pension plans of approximately $1,307,000 in fiscal 2011, of which approximately $1,025,000 had been made as of February 28, 2011.

NOTE G – Income Taxes

Income tax expense for the first nine months of fiscal 2011 and fiscal 2010 reflect estimated annual effective income tax rates of 32.3% and 34.9%, respectively. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. Income tax expense associated with net earnings attributable to noncontrolling interest, and reflected in our consolidated statements of earnings, is not material as a result of the pass-through tax status of our joint ventures. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in fiscal 2011 could be materially different from the forecasted rate as of the end of the third quarter of fiscal 2011.

Income tax expense for the first nine months of fiscal 2011 and the first nine months of fiscal 2010 was calculated using the estimated annual effective income tax rates for fiscal 2011 and fiscal 2010, respectively. The change in those estimated annual effective income tax rates is primarily due to the change in the mix of income among the jurisdictions in which we do business and the favorable impact of certain permanent tax expense adjustments.

NOTE H – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that are not controlled, either through majority ownership or otherwise, are accounted for using the equity method. At February 28, 2011, these equity investments and the percentage interests owned consisted of: DMFCWBS, LLC (50%), LEFCO Worthington, LLC (49%), Samuel Steel Pickling Company (31%), Serviacero Planos, S.A. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%) and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to the substantive participating rights of the minority partner.

On November 19, 2010, we joined with Hubei Modern Urban Construction and Development Group Co., Ltd. to create WMSFMCo. We will contribute approximately $6,000,000 of cash in exchange for our 40% ownership interest. The purpose of WMSFMCo. is to design, manufacture, assemble and distribute steel framing materials and accessories for construction projects in five Central Chinese provinces and to provide project management and building design and construction supply services thereto. WMSFMCo. is accounted for using the equity method as our ownership interest does not constitute a controlling financial interest.

We received distributions from unconsolidated affiliates totaling $44,657,000 during the nine months ended February 28, 2011. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount within other liabilities on the consolidated balance sheet of $15,205,000 at February 28, 2011. During the nine months ended February 28, 2011, there were no distributions from unconsolidated joint ventures classified as cash flows from investing activities. During the nine months ended February 28, 2010, the distribution received from WAVE in excess of our cumulative equity in the earnings of that joint venture was $375,000. This cash flow was included in investing activities in the consolidated statements of cash flows due to the nature of the distribution as a return of investment, rather than a return on investment.

Combined financial information for our unconsolidated affiliates is summarized in the following table:

(in thousands)	February 28, 2011	May 31, 2010
Cash	$84,827	$75,762
Other current assets	215,617	199,288
Noncurrent assets	170,119	170,787

Total assets	$470,563	$445,837

Current liabilities	$93,448	$85,514
Long-term debt	150,201	150,212
Other noncurrent liabilities	7,830	10,244
Equity	219,084	199,867

Total liabilities and equity	$470,563	$445,837

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2011	2010	2011	2010
Net sales	$201,678	$169,569	$625,483	$505,065
Gross margin	50,797	41,222	155,995	131,756
Depreciation and amortization	2,840	2,556	8,402	7,968
Interest expense	364	356	1,147	1,088
Income tax expense	1,504	1,264	7,025	2,225
Net earnings	31,442	29,727	102,089	89,636

NOTE I – Goodwill and Other Long-Lived Assets

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, which would be recorded as an impairment charge in our consolidated statements of earnings. During the third quarter of fiscal 2011, certain indicators of impairment were present with regard to the long-lived assets of our Metal Framing and Steel Packaging operating segments as well as our Spartan joint venture; however, we determined the carrying amount of these asset groups to be recoverable and, therefore, no impairment charges were recorded. There were no other impairment indicators present as of February 28, 2011. During the nine months ended February 28, 2010, certain indicators of impairment were present related to long-lived assets within our Steel Packaging and former Construction Services operating segments resulting in impairment charges of $10,758,000 in our consolidated statements of earnings.

Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or our indefinite lived intangible assets during the nine months ended February 28, 2011. During the nine months ended February 28, 2010, goodwill impairment indicators existed in our former Construction Services operating segment, resulting in an impairment charge of $24,651,000 in our consolidated statements of earnings.

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

During the nine months ended February 28, 2011, the following actions were taken:

—

Execution of the Plan continued throughout several facilities in the Steel Processing and Metal Framing operating segments resulting in $1,696,000 of expense, which was recorded within restructuring and other expense in our consolidated statements of earnings.

—

Impairment and other charges of $829,000 were recognized. These charges included impairment and severance related to the announced closure of the Phoenix, Arizona and the Renton, Washington facilities within Metal Framing, whose operations had previously been suspended, as well as the consolidation of the Metal Framing processing operations from the Hammond, Indiana location into the Warren, Ohio location. These charges were recorded within restructuring and other expense in our consolidated statements of earnings.

—	Assets classified as held for sale were disposed of resulting in a net gain of $1,073,000. This gain was recorded within restructuring and other expense in the consolidated statements of earnings.

A progression of the liabilities created as part of the Plan, combined with a reconciliation to the restructuring and other expense line item in our consolidated statements of earnings for the nine months ended February 28, 2011 is summarized as follows:

(in thousands)	5/31/2010 Liability	Expense	Payments	Adjustments	2/28/2011 Liability
Early retirement and severance	$893	$303	$(907)	$6	$295
Other costs	560	1,997	(2,383)	(172)	2

	$1,453	2,300	$(3,290)	$(166)	$297

Non-cash charges		225
Net gain on dispositions		(1,073)

Total		$1,452

NOTE K – Acquisitions

Nitin Cylinders Limited

On December 28, 2010, we acquired 60% of the net assets of Visakhapatnam, India-based Nitin Cylinders Limited for approximately $21,236,000 in cash to expand our presence in the alternative fuels cylinder market. Upon execution of the purchase agreement, the name of the company was changed to Worthington Nitin Cylinders Limited (“WNCL”), which operates as a consolidated joint venture due to our controlling financial interest. WNCL is a manufacturer of high pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles as well as cylinders for compressed industrial gases.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of WNCL, we identified and valued the following intangible assets:

(in thousands)		Average Life (Years)
Category	Amount
Trade name	$850	Indefinite
Customer relationships	160	15-20
Other	230	1-10

Total acquired intangible assets	$1,240

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill of $7,174,000 was recorded in connection with this acquisition, which is not expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for WNCL and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date, as well as the acquisition-date fair value of the noncontrolling interest:

(in thousands)
Cash and cash equivalents	$1,721
Accounts receivable	2,499
Inventories	9,916
Other current assets	652
Intangible assets	1,240
Property, plant and equipment	14,450

Total identifiable assets	30,478
Accounts payable	(1,227)
Accrued liabilities	(41)
Deferred income taxes	(992)

Net identifiable assets	28,218
Goodwill	7,174

Net assets	35,392
Noncontrolling interest	(14,156)

Total consideration paid	$21,236

Operating results of WNCL have been included in the consolidated statements of earnings from the acquisition date forward. Had the acquisition occurred at the beginning of fiscal 2010, consolidated results of operations would not have differed materially from reported results.

Hy-Mark Cylinders, Inc.

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

The following table summarizes the consideration paid for Hy-Mark and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Inventories	$3,053
Intangible assets	2,660
Property, plant and equipment	2,100

Identifiable net assets	7,813
Goodwill	4,362

Total consideration paid	$12,175

Operating results of Hy-Mark have been included in the consolidated statements of earnings from the acquisition date forward. Had the acquisition occurred at the beginning of fiscal 2010, consolidated results of operations would not have differed materially from reported results.

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.
Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At February 28, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1	Level 2	Level 3	Totals
Assets
Commodity contracts	$-	$1,907	$-	$1,907

Total assets	$-	$1,907	$-	$1,907

Liabilities
Interest rate contracts	$-	$10,155	$-	$10,155
Commodity contracts	-	504	-	504
Foreign currency contracts	-	67	-	67

Total liabilities	$-	$10,726	$-	$10,726

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

The carrying amount of our cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate their fair value due to their short-term nature. The fair value of our long-term debt, including current maturities, based upon models that incorporate non-performance risk and use market observable inputs, was $264,965,000 and $250,319,000 at February 28, 2011 and May 31, 2010, respectively, compared to carrying values of $250,250,000 and $250,238,000, respectively.

NOTE M – Debt and Receivables Securitization

We had a $435,000,000 multi-year revolving credit facility (the “Facility”) with a group of lenders prior to the expiration of a $35,000,000 commitment of one lender in September 2010. The remaining $400,000,000 Facility matures in May 2013. No borrowings were outstanding under the Facility at February 28, 2011. Additionally, as discussed in “Note O – Guarantees”, we provided $14,650,000 in stand-by letters of credit for third-party beneficiaries as of February 28, 2011. While not drawn against as of February 28, 2011, these letters of credit are issued against availability under the Facility, leaving $385,350,000 available at February 28, 2011.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2012. The AR Facility has been available throughout fiscal 2011 to date, and was available throughout fiscal 2010. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value due to its short-term nature. As of February 28, 2011, the pool of eligible accounts receivable exceeded the $100,000,000 limit and $80,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

In June 2009, amended accounting guidance was issued with respect to the accounting for and disclosure of transfers of financial assets. This amended guidance impacts new transfers of many types of financial assets, including but not limited to factoring arrangements and sales of trade receivables, mortgages and installment loans. We adopted this amended accounting guidance on June 1, 2010. Upon adoption, it was determined that asset transfers to the AR facility no longer qualified for sales treatment. Accordingly, the $80,000,000 in net proceeds received during fiscal 2011 are classified as net proceeds from short-term borrowings in the consolidated statements of cash flows. Asset transfers prior to June 1, 2010, qualified for sales treatment and were therefore recorded as a reduction in the accounts receivable balance. As of May 31, 2010, February 28, 2010 and May 31, 2009, $45,000,000, $90,000,000 and $60,000,000, respectively, in proceeds from the AR Facility were recorded as a reduction in the accounts receivable balance.

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

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in the consolidated balance sheet at February 28, 2011:

(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,023
	Other assets	-	Other liabilities	8,132

		-		10,155

Commodity contracts	Receivables	1,862	Accounts payable	-

		1,862		-

Totals		$1,862		$10,155

Derivatives not designated as hedging instruments:
Foreign currency contracts	Receivables	$-	Accounts payable	$67

		-		67

Commodity contracts	Other assets	45	Other accrued items	504

		45		504

Totals		$45		$571

Total derivatives		$1,907		$10,726

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

The following table summarizes our cash flow hedges outstanding at February 28, 2011:

(Dollars in thousands)	Notional Amount	Maturity Date
Commodity contracts	$8,600	November 2011
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended February 28, 2011 and 2010:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended February 28, 2011:
Interest rate contracts	$1,227	Interest expense	$(1,022)	Interest expense	$-
Commodity contracts	2,135	Cost of goods sold	(215)	Cost of goods sold	-

Totals	$3,362		$(1,237)		$-

For the three months ended February 28, 2010:
Interest rate contracts	$181	Interest expense	$(971)	Interest expense	$-
Commodity contracts	674	Cost of goods sold	-	Cost of goods sold	95

Totals	$855		$(971)		$95

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the nine months ended February 28, 2011 and 2010:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the nine months ended February 28, 2011:
Interest rate contracts	$(3,481)	Interest expense	$(2,986)	Interest expense	$-
Commodity contracts	1,374	Cost of goods sold	(86)	Cost of goods sold	-

Totals	$(2,107)		$(3,072)		$-

For the nine months ended February 28, 2010:
Interest rate contracts	$(4,027)	Interest expense	$(2,597)	Interest expense	$-
Commodity contracts	674	Cost of goods sold	-	Cost of goods sold	95

Totals	$(3,353)		$(2,597)		$95

The estimated net amount of the losses in accumulated other comprehensive income at February 28, 2011 expected to be reclassified into net earnings within the succeeding twelve months is $1,339,000 (net of tax of $820,000). This amount was computed using the fair value of the cash flow hedges at February 28, 2011, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ending May 31, 2011 and 2012.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2011:

(Dollars in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$9,600	March 2011 - August 2012
Foreign currency contracts	48,300	May 2011

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended February 28, 2011 and 2010:

	Location of Gain (Loss)	Gain (Loss) Recognized in Earnings for the Three Months Ended February 28,
(in thousands)	Recognized in Earnings	2011	2010
Commodity contracts	Cost of goods sold	$619	$24
Foreign currency contracts	Miscellaneous expense	(2,912)	4,524

Total		$(2,293)	$4,548

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the nine months ended February 28, 2011 and 2010:

	Location of Gain (Loss)	Gain (Loss) Recognized in Earnings for the Nine Months Ended February 28,
(in thousands)	Recognized in Earnings	2011	2010
Commodity contracts	Cost of goods sold	$(795)	$24
Foreign currency contracts	Miscellaneous expense	(5,247)	1,478

Total		$(6,042)	$1,502

The gain (loss) on these derivatives significantly offset the gain (loss) on the hedged items.

NOTE O – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material effect on our current or future financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2011, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14,667,000 at February 28, 2011. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

We also had in place $14,650,000 of outstanding stand-by letters of credit as of February 28, 2011. These letters of credit were issued to third-party service providers and had no amounts drawn against them at February 28, 2011. The fair value of these guarantee instruments, based on premiums paid, was not material at February 28, 2011.

NOTE P – Warranties

We have established reserves for anticipated sales returns and allowances, including limited warranties on certain products. The liability for sales returns and allowances is primarily based on historical experience and current information. The liability amounts related to warranties were immaterial at February 28, 2011 and May 31, 2010, respectively.

NOTE Q – Contingent Liabilities

We are involved in an ongoing dispute with a former customer (the “Plaintiff”). The dispute relates primarily to our early termination of a three-year supply contract (the “Contract”) on March 1, 2007 as a result of certain actions taken by the Plaintiff that we believed breached the Contract, and the resulting price increases charged to the Plaintiff during 2007 and 2008 after such early termination. During the third quarter of fiscal 2010, this dispute was litigated and a jury awarded contract damages relating to the price increases and other items to the Plaintiff of approximately $13,002,000.

During the second quarter of fiscal 2011, the trial judge ruled on various post-trial motions that had been filed by the parties, and awarded the Plaintiff pre-judgment interest of $1,828,000 and attorneys’ fees and costs of $970,000. This additional award exceeded the amount anticipated by us by approximately $1,400,000.

As a result of the post-trial rulings, an additional pre-tax charge to selling, general and administrative expense of $1,400,000 was recorded within the Pressure Cylinders operating segment, increasing our reserves related to this matter to $14,402,000. We believe we have numerous grounds to appeal the verdict in this matter, and are pursuing such an appeal.

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

NOTE R – Subsequent Events

On March 1, 2011, we executed an agreement with Marubeni-Itochu Steel America Inc. (“MISA”) to combine certain assets of our Metal Framing operating segment and ClarkWestern Building Systems in a newly-formed joint venture. In connection with this exchange transaction, we received a 25% interest in the new joint venture, to be known as ClarkDietrich Building Systems LLC, as well as the assets of three MISA Metals, Inc. steel processing locations. As we will not have a controlling financial interest in the new joint venture, we will account for our ownership interest using the equity method. The steel processing assets will be reported under our Steel Processing operating segment.

Our contribution to the new joint venture will consist of all of our metal framing business and related working capital including six of the 13 facilities. We will retain and operate the remaining seven facilities only to support the transition of the business into the new joint venture. Following this brief transition period, we will dispose of these assets. As disclosed in “NOTE I – Goodwill and Other Long-Lived Assets,” during the third quarter of fiscal 2011, we tested the long-lived assets of our metal framing business for impairment. As the carrying value of the combined asset group was determined to be recoverable based on the test, we concluded that there was no impairment to be recognized at February 28, 2011.

On March 1, 2011, as the agreement was signed and the assets were contributed to the new joint venture, we initiated an impairment evaluation of the metal framing assets retained in accordance with the applicable accounting guidance. Although this evaluation is not finalized, we expect to record an impairment charge related to these assets in the fourth quarter of fiscal 2011. Furthermore, preliminary valuations indicate that the fair value of the assets received exceeds the carrying value of the metal framing assets contributed to the joint venture, resulting in a gain on the exchange transaction. This gain will also be recognized in the fourth quarter of fiscal 2011.

We also expect to incur approximately $12,400,000 of restructuring charges, consisting primarily of employee severance, lease expenses and post-closure facility costs, as a result of the closure of the seven retained metal framing facilities. These restructuring charges are expected to be recognized primarily in the fourth quarter of fiscal 2011.

On March 18, 2011, we joined with Gestamp Renewables to create Gestamp Worthington Wind Steel, LLC. We will contribute $9,500,000 in cash in exchange for our 50% ownership interest, which will be accounted for under the equity method as it does not constitute a controlling financial interest. The joint venture will focus on producing towers for wind turbines being constructed in the North American market.

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

We are primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products. As of February 28, 2011, excluding our joint ventures, we operated 41 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders, and Metal Framing. Other operating segments, which are immaterial for purposes of separate disclosure, include Automotive Body Panels, Steel Packaging, and the Worthington Global Group (the “Global Group”). We also held equity positions in ten joint ventures, which operated 26 manufacturing facilities worldwide, as of February 28, 2011.

Refer to the “Recent Company Developments” section below for further information regarding the formation of the Global Group operating segment during the third quarter of fiscal 2011.

Overview

During the three months ended February 28, 2011 (“the third quarter of fiscal 2011”), the Company continued to benefit from the strengthening of the automotive market as well as improving overall general economic conditions both domestically and internationally. Although the construction market remains depressed compared to historical norms, there has been a break from further erosion and some signs of stability. Recent acquisitions by both the Steel Processing and Pressure Cylinders operating segments have produced solid results and proven complementary to our business. The Transformation Plan efforts have enhanced efficiencies at our facilities and positioned us to respond more quickly to current and future opportunities and challenges.

The Company also benefited from inventory holding gains as our selling prices increased to cover the 55% increase in the market price of steel during the current quarter, while steel purchased at a lower cost in prior periods flowed through cost of goods sold, improving the spread between average selling prices and the cost of steel. The prior year quarter also benefited from inventory holding gains as the market price of steel increased 14% during that quarter.

Recent Company Developments

We have closed on several strategic initiatives since the beginning of the third quarter of fiscal 2011. These include the following:

—

The Company created the Global Group operating segment charged with developing and implementing new organic growth platforms, by applying our core competencies in markets that have high growth opportunities. The first set of initiatives includes expansion of high density mid-rise residential construction in emerging international markets and development of new business in sectors such as renewable energy. The Global Group, which includes our former Mid-Rise Construction, Military Construction and Commercial Stairs operating segments, is included in the “Other” category for segment reporting purposes.

—

On December 28, 2010, we acquired 60% of the net assets of Nitin Cylinders Limited, which is now Worthington Nitin Cylinders Limited (“WNCL”). WNCL is a manufacturer of high pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles and cylinders for compressed industrial gases. The results of this joint venture are consolidated in the Pressure Cylinders operating segment. For the third quarter of fiscal 2011, the joint venture contributed $2.0 million in consolidated net sales. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note K – Acquisitions” of this Quarterly Report on Form 10-Q for more information.

—

On January 4, 2011, we announced the creation of a joint venture with Hubei Modern Urban Construction & Development Group Co., Ltd. (“HMUCG”) of China to manufacture light gauge steel framing products and to design, engineer, and supply light gauge steel-framed mid-rise residential buildings in five Central Chinese provinces. This 40%-owned joint venture will be unconsolidated and known as Worthington Modern Steel Framing Manufacturing Co., Ltd.

—

On February 15, 2011, the Global Group signed a memorandum of understanding with Gestamp Renewables group to create a 50-50 joint venture which will focus on producing towers for wind turbines being constructed in North America. The joint venture agreement was signed on March 18, 2011. This unconsolidated joint venture, to be known as Gestamp Worthington Wind Steel, LLC, has identified Cheyenne, Wyoming as the site of the initial production facility.

—

On February 22, 2011, we announced an agreement in principle with Marubeni-Itochu Steel America Inc. (“MISA”) to combine certain assets of our Metal Framing operating segment and ClarkWestern Building Systems in a newly-formed joint venture. The transaction closed effective March 1, 2011. In the asset exchange, structured as a cashless transaction with the exception of working capital adjustments and other transition payments, we received a 25% interest in the new joint venture, ClarkDietrich Building Systems LLC, as well as the assets of three MISA Metals Inc. steel processing locations. The joint venture will be unconsolidated and the steel processing assets and locations will be reported under our Steel Processing operating segment.

Market & Industry Overview

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Roughly half of the sales of our Steel Processing operating segment, and substantially all of the sales of our Automotive Body Panels operating segment, are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the sales volume of the customers within these two segments. Our sales volume in the Steel Processing and Automotive Body Panels operating segments are also impacted by the market price of steel and, to a lesser extent, the market prices of other commodities used in their operations, such as zinc, natural gas and diesel fuel. The majority of the sales from five of our unconsolidated joint ventures are also made to the automotive end market, but those sales are not included in our consolidated results. Adding our ownership percentage of the sales from each of our unconsolidated joint ventures to our reported sales would not materially change the breakdown in the chart below.

On a cautionary note, it is anticipated that the damage and disruptions caused by the earthquake and resulting tsunami, which struck Japan on March 11, 2011, may negatively impact many of the markets we serve. It is too early to determine how deep or how long the impact will be on each of these markets. We are monitoring the situation and are prepared to act as outcomes become clearer.

Our sales breakdown by end user market is illustrated by the following chart:

Substantially all of the sales of our Metal Framing and Global Group operating segments, as well as approximately 12% of the sales of our Steel Processing operating segment, are to the construction market, both residential and non-residential. We estimate that approximately 12% of our construction market sales are to the residential market. While the market price of steel significantly impacts this business, there are other key indicators that are meaningful in analyzing construction market demand including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. Construction/remodel is also the predominant end market for our joint venture, Worthington Armstrong Venture (“WAVE”), whose sales are not included in our consolidated operating income.

The sales of our Pressure Cylinders and Steel Packaging operating segments, and approximately 38% of the sales of our Steel Processing operating segment, are to other markets such as leisure and recreation, industrial gas, HVAC, agriculture, appliance, lawn and garden, and consumer specialty products. Given the many different products that make up these sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and major end markets:

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
	2011	2010	Inc / (Dec)	2011	2010	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.1%	1.7%	(0.6%)	1.8%	(0.7%)	2.5%
Hot-Rolled Steel ($ per ton) [2]	$699	$549	$150	$622	$509	$113
Detroit Three Auto Build (000’s vehicles) [3]	1,657	1,475	182	5,214	4,095	1,119
No. America Auto Build (000’s vehicles) [3]	2,943	2,643	300	9,229	7,563	1,666
Dodge Index	90	90	—	87	89	(2)
Framing Lumber ($ per 1,000 board ft) [4]	$294	$277	$17	$269	$250	$19
Zinc ($ per pound) [5]	$1.08	$1.05	$0.03	$0.99	$0.91	$0.08
Natural Gas ($ per mcf) [6]	$4.27	$5.41	($1.14)	$4.21	$4.41	($0.20)
On-Highway Diesel Fuel Prices ($ per gallon) [7]	$3.36	$2.79	$0.57	$3.12	$2.69	$0.43

[1]	2010 figures based on revised actuals [2] CRU Index; period average [3] CSM Autobase [4] Random Lengths; period average
[5]	LME Zinc; period average [6] NYMEX Henry Hub Natural Gas; period average [7] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. The third quarter of fiscal 2011 is the fifth quarter in a row of positive year-over-year change in U.S. GDP. Conversely, decreasing U.S. GDP growth rates generally indicate the opposite effect, which we experienced in the first half of fiscal 2010. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expenses.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results. In a rising price environment, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. This creates what we refer to as inventory holding gains or losses.

No single customer contributed more than 10% of our consolidated net sales during the third quarter of fiscal 2011. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes new domestic manufacturers and many of their suppliers. Automotive production from the Detroit Three automakers strengthened in calendar 2010 and continues to do so in calendar 2011. Vehicle production for the Detroit Three automakers for the first nine months of fiscal 2011 was up 27% over the same nine months in the prior fiscal year. Additionally, North American vehicle production for the first nine months of fiscal 2011 was up 22% against the prior nine months ended February 28.

The Dodge Index represents the value of total construction contracts, including residential and non-residential building construction. This overall index serves as a broad indicator of the construction markets in which we participate, as it tracks actual construction starts. This index continues to remain at historical lows due to the recession and global financial crisis which began more than two years ago. The relative price of framing lumber, an alternative construction material against which we compete, can also affect our Metal Framing operating segment, as certain applications may permit the use of this alternative building material.

The market prices of certain other commodities such as zinc, natural gas and diesel fuel represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2011 Compared to Fiscal 2010

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$569.4	100.0%	$451.1	100.0%	$118.3
Cost of goods sold	481.1	84.5%	393.4	87.2%	87.7

Gross margin	88.3	15.5%	57.7	12.8%	30.6
Selling, general and administrative expense	59.8	10.5%	57.5	12.8%	2.3
Impairment of long-lived assets	–	0.0%	32.7	7.2%	(32.7)
Restructuring and other expense	0.5	0.1%	2.8	0.6%	(2.3)

Operating income (loss)	28.0	4.9%	(35.3)	-7.8%	63.3
Miscellaneous expense	(0.3)	-0.1%	(0.2)	-0.1%	0.1
Interest expense	(4.5)	-0.8%	(1.9)	-0.4%	2.6
Equity in net income of unconsolidated affiliates	17.0	3.0%	14.6	3.2%	2.4
Income tax (expense) benefit	(11.9)	-2.1%	6.7	1.5%	18.6

Net earnings (loss)	28.3	5.0%	(16.1)	-3.6%	44.4
Net earnings attributable to noncontrolling interest	(2.0)	-0.4%	(1.6)	-0.4%	(0.4)

Net earnings (loss) attributable to controlling interest	$26.3	4.6%	$(17.7)	-3.9%	$44.0

Net earnings (loss) represent the results for our consolidated operations, including 100% of our consolidated joint ventures, Spartan Steel Coating, LLC (“Spartan”), of which we own 52%, and WNCL, of which we own 60%. The noncontrolling interest, or 48% of Spartan and 40% of WNCL, is subtracted to arrive at net earnings (loss) attributable to controlling interest (i.e., Worthington). For the third quarter of fiscal 2011, net earnings attributable to controlling interest were $26.3 million, an increase of $44.0 million from the net loss recognized in the comparable prior year period.

—

Net sales increased $118.3 million, or 26%, from the prior year to $569.4 million. Higher volumes in all operating segments increased net sales by $79.1 million, most notably in our Steel Processing and Pressure Cylinders operating segments. Average selling prices increased over the prior year due to the higher cost of steel and resulted in increased net sales of $39.2 million.

—

Gross margin of $88.3 million represented an improvement of $30.6 million from the prior year. The improvement was primarily due to the aforementioned improved volumes and an increased spread between average selling prices and the cost of steel, especially in Steel Processing. Both the current quarter and prior year quarter benefited from inventory holding gains that were comparable in amount. The impact of these factors on gross margin was partially offset by higher volume related manufacturing expenses in the current quarter.

—

SG&A expense increased $2.3 million from the prior year quarter, primarily due to higher profit sharing and bonus expenses in the current quarter as a result of increased earnings partially offset by lower litigation and bad debt expenses. The prior year quarter included $4.9 million in litigation related legal expenses.

—

Impairment of long-lived assets of $32.7 million in the prior year related to the former Construction Services operating segment. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note I – Goodwill and Other Long-lived Assets” of this Quarterly Report on Form 10-Q for more information.

—

Interest expense of $4.5 million increased $2.6 million over the prior year mainly due to higher debt levels and higher interest rates due to the April 2010 issuance of $150.0 million aggregate principal amount of 6.5% notes due 2020 to lock in long-term financing.

—

Equity in net income of unconsolidated affiliates increased $2.4 million from the third quarter of fiscal 2010, to $17.0 million, as all of our unconsolidated joint ventures were profitable for the quarter. The majority of the equity in net income of unconsolidated affiliates is from WAVE. Our portion of WAVE’s net income increased 22% or $2.5 million from last year’s third quarter, to $14.1 million. Our portion of TWB Company, L.L.C. (“TWB”) earnings decreased 38% or $0.7 million from the prior year period, while all other joint ventures posted modest increases in earnings. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE H – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q for more financial information on our unconsolidated affiliates.

—

Income tax expense of $11.9 million in the third quarter of fiscal 2011 compared to an income tax benefit of $6.7 million in the prior year third quarter. This was due to the favorable change in pre-tax earnings as well as the impact of discrete tax adjustments. The current quarter expense reflects an estimated annual effective tax rate of 32.3% compared to 34.9% in the prior year third quarter. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. The discrete adjustments were immaterial during the current quarter, but were $11.2 million during the comparable prior year quarter, primarily due to the tax impact of the previously mentioned impairment charges. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$301.8	100.0%	$232.2	100.0%	$69.6
Cost of goods sold	260.8	86.4%	203.4	87.6%	57.4

Gross margin	41.0	13.6%	28.8	12.4%	12.2
Selling, general and administrative expense	26.7	8.9%	21.0	9.1%	5.7
Restructuring and other expense	0.1	0.0%	0.3	0.1%	(0.2)

Operating income	$14.2	4.7%	$7.5	3.2%	$6.7

Material cost	$210.7		$164.6		$46.1
Tons shipped (in thousands)	590		512		78

Net sales and operating income highlights were as follows:

—

Net sales increased $69.6 million from the prior year to $301.8 million. Stronger economic conditions, especially in the automotive market which represents higher value-added processing, and the impact of the acquisition of the Gibraltar steel processing assets in February 2010 resulted in a 15% increase in volume, which accounted for $47.9 million of the total increase in net sales compared to the same period in the prior year. Higher base material prices in the current quarter led to increased pricing for our products, favorably impacting net sales by $21.7 million versus the comparable prior year period.

—

Operating income for the quarter improved $6.7 million to $14.2 million. Increased volumes and a higher spread between average selling prices and material costs were more than enough to offset higher SG&A expenses. SG&A expenses increased $5.7 million during the third quarter of fiscal 2011 due to higher profit sharing and bonus expenses and the impact of acquisitions.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$135.9	100.0%	$116.5	100.0%	$19.4
Cost of goods sold	108.9	80.1%	93.9	80.6%	15.0

Gross margin	27.0	19.8%	22.6	19.4%	4.4
Selling, general and administrative expense	16.1	11.9%	18.5	15.9%	(2.4)

Operating income	$10.9	8.0%	$4.1	3.5%	$6.8

Material cost	$61.1		$50.7		$10.4
Units shipped (in thousands)	14,617		14,000		617

Net sales and operating income highlights were as follows:

—

Net sales increased $19.4 million, or 17%, from the prior year third quarter, to $135.9 million. The continued recovery of European industrial gas and automotive markets and stable conditions in the North American markets led to a 4% increase in volume, accounting for $12.1 million of the overall increase in net sales. Higher average pricing for our products, driven by increased raw material cost and a favorable shift in product mix, contributed $7.3 million to the increase in net sales.

—

Operating income increased $6.8 million from last year’s fiscal third quarter to $10.9 million, aided by improved North American operations, and the return to profitability of our European operations. SG&A expense decreased as litigation costs incurred in the prior year did not recur. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE Q – Contingent Liabilities” of this Quarterly Report on Form 10-Q for further information regarding this litigation.

Metal Framing

The following table presents a summary of operating results for our Metal Framing operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$81.4	100.0%	$67.5	100.0%	$13.9
Cost of goods sold	67.9	83.4%	65.1	96.4%	2.8

Gross margin	13.5	16.6%	2.4	3.6%	11.1
Selling, general and administrative expense	10.4	12.8%	9.5	14.0%	0.9
Restructuring and other expense	0.4	0.5%	2.0	3.0%	(1.6)

Operating income (loss)	$2.7	3.3%	$(9.1)	-13.4%	$11.8

Material cost	$48.0		$43.5		$4.5
Tons shipped (in thousands)	59		58		1

Net sales and operating income (loss) highlights were as follows:

—

Net sales increased $13.9 million from the prior year to $81.4 million. Higher base material prices led to increased pricing for our products, favorably impacting net sales by $12.5 million. A 2% increase in volume improved net sales by $1.4 million.

—

Operating income of $2.7 million improved $11.8 million compared to the operating loss of $9.1 million recognized during the third quarter of fiscal 2010. Gross margin increased $11.1 million, as a result of a higher spread between average selling prices and the cost of steel, slightly higher volumes, and lower manufacturing expenses. SG&A expenses increased due to higher profit sharing and bonus expenses.

Other

The “Other” category includes the Automotive Body Panels, Steel Packaging and the Global Group operating segments, which do not meet the materiality tests for purposes of separate disclosure, along with income and expense items not allocated to the operating segments. The following table presents a summary of operating results for the “Other” operating segments for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$50.4	100.0%	$34.8	100.0%	$15.6
Cost of goods sold	43.5	86.5%	30.9	88.9%	12.6

Gross margin	6.9	13.7%	3.9	11.4%	3.0
Selling, general and administrative expense	6.7	13.4%	8.5	24.4%	(1.8)
Impairment of long-lived assets	-	-0.1%	32.7	93.9%	(32.7)
Restructuring and other expense	-	-0.1%	0.5	1.2%	(0.5)

Operating income (loss)	$0.2	0.4%	$(37.8)	-108.3%	$38.0

Net sales and operating income (loss) highlights were as follows:

—	Net sales increased $15.6 million from the third quarter of fiscal 2010, to $50.4 million, due to higher volumes in all operating segments represented in the “Other” category.

—

Operating income of $0.2 million was significantly higher than the $37.8 million operating loss recognized during the third quarter of fiscal 2010. The favorable change in gross margin was aided by volume improvements in all the operating segments. In addition, the third quarter of fiscal 2010 included a $32.7 million impairment charge associated with long-lived assets in the former Construction Services segment. SG&A decreased in part due to a $1.3 million charge to bad debt expense in the prior year quarter, also related to the former Construction Services segment.

Nine Months Year-to-Date—Fiscal 2011 Compared to Fiscal 2010

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$1,766.9	100.0%	$1,316.6	100.0%	$450.3
Cost of goods sold	1,529.9	86.6%	1,142.5	86.9%	387.4

Gross margin	237.0	13.4%	174.1	13.1%	62.9
Selling, general and administrative expense	173.5	9.8%	155.6	11.8%	17.9
Impairment of long-lived assets	-	0.0%	35.4	2.7%	(35.4)
Restructuring and other expense	1.5	0.1%	3.7	0.3%	(2.2)

Operating income (loss)	62.0	3.5%	(20.6)	-1.6%	82.6
Miscellaneous income (expense)	(0.4)	0.0%	1.2	0.1%	(1.6)
Interest expense	(14.1)	-0.8%	(6.4)	-0.5%	7.7
Equity in net income of unconsolidated affiliates	51.5	2.9%	45.8	3.5%	5.7
Income tax expense	(29.6)	-1.7%	(3.9)	-0.3%	25.7

Net earnings	69.4	3.9%	16.1	1.2%	53.3
Net earnings attributable to noncontrolling interest	(6.3)	-0.4%	(3.9)	-0.3%	(2.4)

Net earnings attributable to controlling interest	$63.1	3.6%	$12.2	0.9%	$50.9

Net earnings represent the results for our consolidated operations, including 100% of our consolidated joint ventures, Spartan, of which we own 52%, and WNCL, of which we own 60%. The noncontrolling interest, or 48% of Spartan and 40% of WNCL, is subtracted to arrive at net earnings attributable to controlling interest (i.e., Worthington). For the first nine months of fiscal 2011, net earnings attributable to controlling interest were $63.1 million, an increase of $50.9 million from the prior year nine-month period.

—

Net sales increased $450.3 million, or 34%, from the prior year to $1,766.9 million. Higher volumes increased net sales by $268.2 million, most notably in our Steel Processing and Pressure Cylinders operating segments. Average selling prices increased over the prior year due to the higher cost of steel, resulting in increased net sales of $182.1 million.

—

Gross margin improved $62.9 million from the prior year. The improvement was primarily due to increased volumes in Steel Processing and Pressure Cylinders, as well as an increase in the spread between average selling prices and the cost of steel.

—	SG&A expense increased $17.9 million from the prior year, primarily due to acquisitions and higher profit sharing and bonuses due to higher earnings.

—

Impairment of long-lived assets of $35.4 million in the first nine months of the prior year related to the Steel Packaging and former Construction Services segments. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE I – Goodwill and Other Long-Lived Assets” of this Quarterly Report on Form 10-Q for more information.

—

Restructuring charges totaled $1.5 million in the current year period, compared to $3.7 million in the prior year. These charges for both the current and prior year periods related to the Transformation Plan, which has progressed through the remaining facilities in Steel Processing and Metal Framing.

—

Interest expense increased $7.7 million over the prior year due to higher debt levels driven by acquisitions, share repurchases and increased working capital needs, as well as higher interest rates due to the issuance in April 2010 of $150.0 million aggregate principal amount of 6.50% notes due 2020.

—

Equity in net income of unconsolidated affiliates increased $5.7 million from the first nine months of fiscal 2010, to $51.5 million. The vast majority of the equity in net income of unconsolidated affiliates is from WAVE. Our portion of WAVE’s net income increased 7% from the comparable prior year period, to $41.7 million. The remaining increase in equity earnings came primarily from our portion of TWB’s earnings which increased by $1.3 million from the comparable prior year period due to continued improvement in the automotive industry. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE H – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q for more financial information on our unconsolidated affiliates.

—

Income tax expense of $29.6 million increased from $3.9 million in fiscal 2010 primarily due to higher earnings in fiscal 2011. The current year expense of $29.6 million was calculated using an estimated annual effective income tax rate of 32.3%, versus 34.9% in the prior year. These rates are prior to the impact of discrete tax adjustments, and are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. The discrete adjustments were immaterial during the current year-to-date period, but were $11.8 million during the comparable prior year period, primarily due to the tax impact of the previously mentioned impairment charges. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$973.8	100.0%	$639.4	100.0%	$334.4
Cost of goods sold	858.1	88.1%	559.2	87.5%	298.9

Gross margin	115.7	11.9%	80.2	12.5%	35.5
Selling, general and administrative expense	76.7	7.9%	56.7	8.9%	20.0
Restructuring and other expense (income)	(0.3)	0.0%	0.5	0.1%	(0.8)

Operating income	$39.3	4.0%	$23.0	3.6%	$16.3

Material cost	$704.7		$446.9		$257.8
Tons shipped (in thousands)	1,815		1,410		405

Net sales and operating income highlights were as follows:

—

Net sales increased $334.4 million from the prior year to $973.8 million. Stronger economic conditions, especially in the automotive end market, resulted in a 33% and 24% increase in direct and toll volume, respectively. This translated into a $212.2 million increase to net sales versus the comparable period in the prior year. Higher base material prices versus the year ago period led to increased pricing for our products, favorably impacting net sales by $122.2 million.

—

Operating income for the nine-month period improved to $39.3 million from the $23.0 million reported last year. Higher volumes, including the impact of the acquisition of the Gibraltar steel processing assets, improved operating income by $54.2 million, but this was partially offset by higher manufacturing and profit sharing and bonus expenses.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$408.2	100.0%	$322.8	100.0%	$85.4
Cost of goods sold	328.9	80.6%	262.8	81.5%	66.1

Gross margin	79.3	19.4%	60.0	18.5%	19.3
Selling, general and administrative expense	49.4	12.1%	45.7	14.1%	3.7
Restructuring and other expense	-	0.0%	0.3	0.1%	(0.3)

Operating income	$29.9	7.3%	$14.0	4.3%	$15.9

Material cost	$187.4		$142.4		$45.0
Units shipped (in thousands)	42,570		40,420		2,150

Net sales and operating income highlights were as follows:

—

Net sales increased $85.4 million, or 26%, from the first nine months of fiscal 2010, to $408.2 million. Higher volumes increased net sales by $67.3 million due to continued recovery in the European industrial gas and automotive markets, stable market conditions in the North American operations and the full-year impact of the Structural Composites Industries, LLC (“SCI”) and Hy-Mark Cylinders, Inc. (“Hy-Mark”) acquisitions. Higher overall pricing for our products increased net sales by $18.1 million versus the comparable period in the prior year.

—

Operating income increased $15.9 million from the first nine months of fiscal 2010 to $29.9 million, aided by solid North American operations, and the improvement and return to profitability of our European operations. SG&A expense increased mainly due to acquisitions completed in fiscal 2011 as well as an increase in the portion of allocated corporate expenses.

Metal Framing

The following table presents a summary of operating results for our Metal Framing operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$243.0	100.0%	$243.5	100.0%	$(0.5)
Cost of goods sold	219.5	90.3%	218.6	89.8%	0.9

Gross margin	23.5	9.7%	24.9	10.2%	(1.4)
Selling, general and administrative expense	30.0	12.3%	32.5	13.3%	(2.5)
Restructuring and other expense	1.4	0.6%	3.0	1.2%	(1.6)

Operating loss	$(7.9)	-3.3%	$(10.6)	-4.4%	$2.7

Material cost	$159.9		$146.3		$13.6
Tons shipped (in thousands)	184		211		(27)

Net sales and operating loss highlights were as follows:

—

Net sales decreased $0.5 million from the prior year to $243.0 million, as a 13% decline in volume reduced net sales by $36.1 million. Higher base material prices led to increased pricing for our products, favorably impacting net sales by $35.6 million.

—

The operating loss decreased $2.7 million from the first nine months of fiscal 2010 to $7.9 million. Gross margin decreased by $1.4 million, as a result of lower volumes. SG&A expense decreased $2.5 million as a result of lower headcount.

Other

The “Other” category includes the Automotive Body Panels, Steel Packaging, and the Global Group operating segments, which do not meet the materiality threshold for purposes of separate disclosure, along with income and expense items not allocated to the operating segments. The following table presents a summary of operating results for the “Other” operating segments for the periods indicated:

	Nine Months Ended February 28,				Increase/ (Decrease)
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales
Net sales	$142.0	100.0%	$111.0	100.0%	$31.0
Cost of goods sold	123.5	87.0%	102.0	91.9%	21.5

Gross margin	18.5	13.0%	9.0	8.1%	9.5
Selling, general and administrative expense	17.4	12.3%	20.8	18.8%	(3.4)
Impairment of long-lived assets	-	0.0%	35.4	31.9%	(35.4)
Restructuring and other expense	0.4	0.3%	0.0	-0.1%	0.4

Operating income (loss)	$0.7	0.5%	$(47.2)	-42.6%	$47.9

Net sales and operating income (loss) highlights were as follows:

—

Net sales increased $31.0 million from the first nine months of fiscal 2010, to $142.0 million, as volumes improved across all operating segments. Construction-related business units within the Global Group operating segment, however, continue to be negatively affected by the weakness in the commercial construction market.

—

Operating income of $0.7 million was $47.9 million higher than last year’s operating loss of $47.2 million. The favorable change in gross margin was aided by improvements in most of the operating segments. In addition, the nine months ended February 28, 2010 included $35.4 million in impairment charges related to our Steel Packaging and former Construction Services operating segments.

Liquidity and Capital Resources

During the nine months ended February 28, 2011, we generated $55.3 million in cash from operating activities, received $6.7 million of proceeds from the sale of assets, invested $15.9 million in property, plant and equipment and paid $31.7 million, net of cash acquired, for the assets of Hy-Mark and the 60% ownership interest in WNCL. Additionally, we repurchased 5.3 million of our common shares for $75.1 million and paid $22.7 million in dividends on our common shares, which excludes the $9.1 million of dividend payments made to noncontrolling interests. These activities were funded with $80.0 million of short-term borrowings under our revolving trade accounts receivable securitization facility (the “AR Facility”) and the cash generated from operating activities. The following table summarizes our consolidated cash flows for the nine months ended February 28, 2011 and 2010:

	Nine Months Ended February 28,
(in millions)	2011	2010
Net cash provided by operating activities	$55.3	$120.0
Net cash used by investing activities	(40.9)	(76.4)
Net cash used by financing activities	(23.7)	(45.2)

Decrease in cash and cash equivalents	(9.3)	(1.6)
Cash and cash equivalents at beginning of period	59.0	56.3

Cash and cash equivalents at end of period	$49.7	$54.7

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

Net cash provided by operating activities decreased $64.7 million to $55.3 million during the nine months ended February 28, 2011, compared to $120.0 million during the comparable prior year period. The decrease was largely driven by changes in working capital. During the nine months ended February 28, 2011, accounts payable decreased $25.3 million compared to a $47.1 million increase during the comparable prior year period, driven largely by changes in buying patterns as well as the timing of payments for raw material purchases. An increase in accounts receivable, resulting primarily from the change in classification of proceeds from the AR Facility as short-term borrowings effective June 1, 2010, also contributed to the decrease in operating cash flow. Proceeds received from the AR Facility prior to June 1, 2010, were recorded as a reduction in accounts receivable. During the nine months ended February 28, 2011, proceeds received from the AR Facility were $80.0 million compared to $45.0 million, $90.0 million and $60.0 million as of May 31, 2010, February 28, 2010, and May 31, 2009, respectively. The overall decrease in operating cash flow was offset by lower inventories, which decreased $4.7 million compared to a $22.0 million increase during the comparable prior year period. The decrease in inventories was driven primarily by changes in buying patterns and excludes the impact of acquisitions. Also offsetting the decrease in operating cash flow were higher net earnings, which were $69.4 million during the nine months ended February 28, 2011, compared to $16.1 million during the comparable prior year period, which included $38.7 million of non-cash impairment and restructuring charges.

Investing Activities

Net cash used by investing activities decreased $35.5 million to $40.9 million during the nine months ended February 28, 2011, compared to $76.4 million during the comparable prior year period. The decrease was primarily the result of lower acquisition activity during the nine months ended February 28, 2011, versus the comparable prior year period. The aggregate purchase price paid for the assets of Piper Metal Forming, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively, “Piper”), the membership interests of SCI and the steel processing assets of Gibraltar during the first nine months of fiscal 2010 exceeded the price paid for the assets of Hy-Mark and the 60% ownership interest in WNCL in fiscal 2011 by $32.5 million. Additionally, lower levels of capital spending accounted for $10.7 million of the decrease in cash used by investing activities. The impact of these items was offset by lower proceeds from the sale of assets, which were $6.7 million during the nine months ended February 28, 2011, versus $14.7 million during the comparable prior year period.

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

Financing Activities

Net cash used by financing activities was $23.7 million during the nine months ended February 28, 2011, compared to $45.2 million during the comparable prior year period. Cash used by financing activities in the prior year was driven by $138.0 million of principal payments on long-term debt funded largely by $119.0 million of borrowings against our revolving credit facility. During the nine months ended February 28, 2011, $75.1 million of cash was used for the repurchase of our common shares (see “Common shares” caption below). Additionally, as previously noted, the $80.0 million in proceeds from the AR Facility received year-to-date during fiscal 2011 have been classified as proceeds from short-term borrowings in our consolidated statements of cash flows reducing the net cash used by financing activities during the nine months ended February 28, 2011. In contrast, the $45.0 million, $90.0 million and $60.0 million in proceeds from the AR Facility as of May 31, 2010, February 28, 2010, and May 31, 2009, respectively, were recorded as a reduction in the accounts receivable balance.

As of February 28, 2011, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include ratings triggers or material adverse change provisions. Our credit ratings at February 28, 2011 were unchanged from those reported as of May 31, 2010. Refer to “Part I – Item 1. – Financial Statements – NOTE M – Debt and Receivables Securitization” for additional information regarding our short-term and long-term debt agreements.

Common shares – The Board of Directors of Worthington Industries, Inc. (“Worthington Industries”) declared quarterly dividends of $0.10 per common share during each of the first three quarters of fiscal 2011. Dividends paid on our common shares totaled $22.7 million and $23.7 million during the nine months ended February 28, 2011 and 2010, respectively.

On September 26, 2007, Worthington Industries announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. As of May 31, 2010, 8,449,500 common shares were available for repurchase under this authorization. Since that time, we repurchased 5,254,698 shares for a total of $75.1 million. This effectively reduced our outstanding common share base by over 6.5%. As of February 28, 2011, a total of 3,194,802 common shares remained available under this repurchase authorization. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2011, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.7 million at February 28, 2011. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of the obligation based on those likely outcomes is not material.

Recently Issued Accounting Standards

In October 2009, amended accounting guidance was issued for revenue arrangements with multiple deliverables. This amended guidance sets forth requirements that must be met for an entity to recognize revenue from a sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. Additionally, the amended guidance will require more disclosure about an entity’s multiple-element arrangements. This amended guidance is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. We do not expect the adoption of this amended accounting guidance, effective for us on June 1, 2011, to have a material impact on our financial position or results of operations.

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

Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of earnings. During the third quarter of fiscal 2011, certain indicators of impairment were present with regard to the long-lived assets of our Metal Framing and Steel Packaging operating segments and our Spartan joint venture; however, we determined the carrying amount of these long-lived assets was recoverable and, therefore, no impairment charges were recorded. There were no other impairment indicators present as of February 28, 2011. During the nine months ended February 28, 2010, certain indicators of impairment were present related to long-lived assets within our Steel Packaging and former Construction Services operating segments resulting in impairment charges of $10.8 million in our consolidated statements of earnings.

Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the nine months ended February 28, 2011. During the nine months ended February 28, 2010, goodwill impairment indicators existed in our former Construction Services operating segment resulting in an impairment charge of $24.7 million in our consolidated statements of earnings.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2011). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2011) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against us. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the statement above, see “Item I. – Financial Statements – Notes to Consolidated Financial Statements – Note Q – Contingent Liabilities” in Part I of this Quarterly Report on Form 10-Q for additional information regarding certain litigation which remained pending during the third quarter of fiscal 2011.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 28, 2011:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2010	-	-	-	3,194,802
January 1-31, 2011	-	-	-	3,194,802
February 1-28, 2011	-	-	-	3,194,802

Total	-	-	-

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries, Inc.’s outstanding common shares. A total of 3,194,802 common shares remained available under this repurchase authorization at February 28, 2011. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – [Reserved]

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1

Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator *

10.2

Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator *

10.3

Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation *

10.4

Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation *

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Section 1350 Certifications of Principal Executive Officer **

32.2	Section 1350 Certifications of Principal Financial Officer **

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 28, 2011 and May 31, 2010,
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2011 and 2010,

(iii)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2011 and 2010 and
(iv)	Notes to Consolidated Financial Statements for the three and nine months ended February 28, 2011 and 2010.

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

WORTHINGTON INDUSTRIES, INC.

Date: April 11, 2011	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1

Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Filed herewith

10.2

Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Filed herewith

10.3

Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation

Filed herewith

10.4

Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation

Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Furnished herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith#

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith#

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at February 28, 2011 and May 31, 2010,

(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2011 and 2010,

(iii)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2011 and 2010, and

(iv)	Notes to Consolidated Financial Statements for the three and nine months ended February 28, 2011 and 2010.

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