Form 10-K
period 2011-05-31
WORTHINGTON INDUSTRIES INC
filed 2011-08-01
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).        Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No  ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $717,342,269. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 26, 2011, the number of Common Shares issued and outstanding was 74,328,346.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 29, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	projected profitability potential, capacity and working capital needs;
•	demand trends for us or our markets;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•

the ability to make acquisitions and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, newly-created joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;

•	the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to capture and maintain margins and market share and to develop or take advantage of future opportunities, new products and markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
•	expectations for increasing volatility or improving and sustaining earnings, earnings potential, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•	the effect of conditions in national and worldwide financial markets;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;

ii

•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
•	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies and other expected benefits and cost savings therefrom;
•	the overall success of newly-created joint ventures, including the demand for their products, and the ability to achieve the anticipated benefits and cost savings therefrom;
•	capacity levels and efficiencies, within facilities, within major product markets and within the industry as a whole;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

•	changes in customer demand, inventories, spending patterns, product choices and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the acceptance of our products in new markets;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	adverse claims experience with respect to worker’s compensation, product recalls or product liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•	level of imports and import prices in our markets;
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

iii

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”). Founded in 1955, Worthington is primarily a diversified metals processing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinder products such as propane, oxygen and helium tanks, hand torches, refrigerant and industrial cylinders, camping cylinders, scuba tanks and helium balloon kits; framing systems and stairs for mid-rise buildings; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings, laser welded blanks; light gauge steel framing for commercial and residential construction and current and past model automotive service stampings.

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

Segments

At the end of the fiscal year ended May 31, 2011 (“fiscal 2011”), we had 35 manufacturing facilities worldwide and held equity positions in 12 joint ventures, which operated an additional 43 manufacturing facilities worldwide.

Our operations are managed principally on a products and services basis and include three reportable business segments: Steel Processing, Pressure Cylinders and Metal Framing. The Steel Processing reportable business segment consists of the Worthington Steel business unit (“Worthington Steel”), and includes Precision Specialty Metals, Inc. (“PSM”), a specialty stainless processor located in Los Angeles, California, and Spartan Steel Coating, LLC (“Spartan”), a consolidated joint venture that operates a cold-rolled hot dipped galvanizing line. The Pressure Cylinders reportable business segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”) and India-based Worthington Nitin Cylinders Limited (“WNCL), a consolidated joint venture that manufactures high pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles and for industrial gases. The Metal Framing reportable business segment consists of the Dietrich Metal Framing business unit (“Dietrich”).

As more fully described in the Recent Developments section herein, on March 1, 2011, we contributed certain assets of Dietrich to a newly-formed joint venture, Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), in which we received a 25% noncontrolling interest. We retained seven of the 13 metal framing facilities, which continue to operate, on a short-term basis, to support the transition of the business into the new joint venture. Following this brief transition period, these assets will be disposed of. The financial results and operating performance of the retained facilities will continue to be reported within our Metal Framing operating segment until their expected disposition in fiscal 2012. The contributed net assets, which were deconsolidated effective March 1, 2011, will continue to be reported within Metal Framing on a historical basis.

All other operating segments are combined and disclosed in the Other category, which also includes income and expense items not allocated to our reportable business segments. The Other category includes the Worthington Steelpac Systems, LLC (“Steel Packaging”) and Worthington Global Group, LLC (the “Global Group”) operating segments.

As more fully described in the Recent Developments section herein, on May 9, 2011, we contributed substantially all of the net assets of our then automotive body panels subsidiary, The Gerstenslager Company (“Gerstenslager”), to ArtiFlex Manufacturing, LLC (“ArtiFlex”), a newly-formed joint venture in which we received a 50% noncontrolling interest. As a result of this transaction, we no longer maintain an Automotive Body Panels operating segment. We will continue to report the financial results and operating performance of this former operating segment on a historical basis through May 9, 2011 as part of the Other category for segment reporting purposes.

During the third quarter of fiscal 2011, we made certain organizational changes impacting the internal reporting and management structure of our previously reported Mid-Rise Construction, Military Construction and Commercial Stairs operating segments. As a result of these organizational changes, management responsibilities and internal reporting for these businesses were re-aligned and combined into a single operating segment, the Global Group. The purpose of the Global Group is to identify and develop potential growth platforms by applying our core competencies in metals manufacturing and construction methods. The first set of initiatives includes expansion of high density mid-rise residential construction in emerging international markets and development of new business in sectors such as renewable energy. The composition of our reportable business segments was unchanged from this development.

We hold equity positions in 12 joint ventures, which are further discussed in the Joint Ventures section herein. The Spartan and WNCL joint ventures are consolidated with their operating results reported within the Steel Processing and Pressure Cylinders reportable business segments, respectively.

During fiscal 2011, the Steel Processing, Pressure Cylinders and Metal Framing operating segments served approximately 1,100, 2,700 and 2,200 customers, respectively, located primarily in the United States. Foreign operations accounted for approximately 8% of consolidated net sales during fiscal 2011 and were comprised primarily of sales to customers in Canada and Europe. No single customer accounted for over 10% of consolidated net sales during fiscal 2011.

Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Segment Data” of this Annual Report on Form 10-K for a full description of our reportable business segments.

Recent Developments

On July 1, 2011, our Pressure Cylinders operating segment purchased substantially all of the net assets of the BernzOmatic business (“Bernz”) from Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc. (the “Seller”), for cash consideration of approximately $51.0 million. The assets purchased include substantially all of the operating assets of Bernz, including machinery and equipment, intellectual property, inventories and the Bernz-owned facility in Winston-Salem, North Carolina. We will lease the Medina, New York facility from the Seller. Accounts receivable as of the closing date are being retained by the Seller. Foreign inventories and operations will transition to us over a period of approximately 90 days. We also generally assumed the trade accounts payable of Bernz arising in the ordinary course of business as of the closing date.

On May 9, 2011, our automotive body panel subsidiary, The Gerstenslager Company, closed an agreement with International Tooling Solutions, LLC, a tooling design and build company, to combine their businesses in a newly-formed joint venture. This new joint venture, ArtiFlex, provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. Our investment in ArtiFlex is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ArtiFlex, the contributed net assets were deconsolidated effective May 9, 2011.

On March 18, 2011, we joined with Gestamp Renewables group to create Gestamp Worthington Wind Steel, LLC, a 50%-owned joint venture focused on producing towers for wind turbines being constructed in North America. This unconsolidated joint venture has identified Cheyenne, Wyoming as the site of the initial production facility. We anticipate contributing $9.5 million of cash to the Gestamp JV, mostly in fiscal 2012. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

On March 1, 2011, we closed an agreement with Marubeni-Itochu Steel America Inc. (“MISA”) to combine certain assets of Dietrich and ClarkWestern Building Systems in a newly-created joint venture. In exchange for the contributed net assets, we received a 25% interest in the new joint venture, ClarkDietrich, as well as the assets of certain MISA Metals, Inc. (“MMI”) steel processing locations, some of which were subsequently classified as assets held for sale in our consolidated balance sheet. Our contribution to ClarkDietrich consisted of our metal framing business, including all of the related working capital and six of the 13 facilities. We retained and continue to operate the remaining facilities, on a short-term basis, to support the transition of the business into the new joint venture. Our investment in ClarkDietrich is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ClarkDietrich, the contributed net assets were deconsolidated effective March 1, 2011.

On December 28, 2010, we acquired a 60% ownership interest in Nitin Cylinders Limited, which is now Worthington Nitin Cylinders Limited, for cash consideration of approximately $21.2 million. WNCL is a manufacturer of high pressure, seamless steel cylinders for compressed industrial gases and compressed natural gas storage in motor vehicles. The results of this joint venture are consolidated in our Pressure Cylinders operating segment due to our controlling financial interest.

On November 19, 2010, we joined with Hubei Modern Urban Construction and Development Group Co., Ltd. (“HMUCG”) of China to create Worthington Modern Steel Framing Manufacturing Co. Ltd (“WMSFMCo.”). We contributed approximately $6.2 million of cash in exchange for our 40% ownership interest in the joint venture. The purpose of WMSFMCo. is to design, manufacture, assemble and distribute steel framing materials and accessories for construction projects in five Central Chinese provinces and to provide project management and building design and construction supply services for those projects. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

On June 21, 2010, our Pressure Cylinders operating segment acquired, for cash consideration of $12.2 million, the net assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”), which manufactured extruded aluminum cylinders for medical oxygen, scuba, beverage service, industrial specialty and professional racing applications. The assets of Hy-Mark have been moved to our pressure cylinders facility located in Mississippi.

Transformation Plan

In our fiscal year ended May 31, 2008 (“fiscal 2008”), we initiated a transformation plan (the “Transformation Plan”) with the overall goal of improving our sustainable earnings potential, asset utilization and operational performance. To accomplish this, the Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases.

To date, we have completed the transformation phases in each of the core facilities within our Steel Processing operating segment, including the facilities of our Mexican joint venture, Serviacero Planos, S. de R. L. de C.V. We also substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich.

As of May 31, 2011, we have recognized approximately $67.9 million of total restructuring charges associated with the Transformation Plan, including charges of $18.1 million, $43.0 million, $4.2 million and $2.6 million during fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011, respectively. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense” of this Annual Report on Form 10-K for further information regarding our restructuring charges. That information is incorporated herein by reference.

We have seen positive results from these efforts, even with the negative impact of the recent economic recession. Accordingly, during our upcoming fiscal year, we plan to initiate the diagnostics phase in our Pressure Cylinders operating segment.

As this process began, we retained a consulting firm to assist in the development and implementation of the Transformation Plan. As it progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan. These internal teams are now an integral part of our business and constitute what we refer to as the Centers of Excellence (“COE”). The COE will continue to monitor the performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The majority of the expenses related to the COE will be included in selling, general and administrative (“SG&A”) expense going forward.

Steel Processing

Our Steel Processing operating segment consists of the Worthington Steel business unit, which includes PSM, a specialty stainless processor located in Los Angeles, California, and Spartan, a consolidated joint venture that operates a cold-rolled hot dipped galvanizing line. For fiscal 2011, fiscal 2010 and fiscal 2009, the percentage of consolidated net sales generated by our Steel Processing operating segment was approximately 58%, 51%, and 45%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills or end-users of these products.

Our Steel Processing operating segment serves approximately 1,100 customers, principally in the agricultural, appliance, automotive, construction, hardware, furniture, HVAC, lawn and garden, leisure and recreation, office equipment and tubing markets. Automotive-related customers have historically represented approximately half of this operating segment’s net sales. No single customer represented greater than 10% of net sales for the Steel Processing operating segment during fiscal 2011.

Worthington Steel buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel to specific widths;

•	cold reducing, which achieves close tolerances of thickness;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dipped process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	cutting-to-length, which cuts flattened steel to exact lengths;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances for steel;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	non-metallic coating, including dry lubrication, acrylic and paint; and

•	configured blanking, which stamps steel into specific shapes.

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

As noted in the Recent Developments section herein, on March 1, 2011 we acquired certain steel processing assets of MISA Metals, Inc.

Pressure Cylinders

Our Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and WNCL, a consolidated joint venture based in India. For fiscal 2011, fiscal 2010 and fiscal 2009, the percentage of consolidated net sales generated by our Pressure Cylinders operating segment was approximately 24%, 24% and 20%, respectively.

Our Pressure Cylinders operating segment produces a diversified line of pressure cylinders, including: low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders; high-pressure and industrial/specialty gas cylinders; seamless steel high pressure cylinders for compressed natural gas storage in motor vehicles; aluminum-lined, composite-wrapped high-pressure cylinders; airbrake tanks; and certain consumer products. The following is a more detailed discussion of these products:

•

LPG cylinders are sold to manufacturers, distributors and mass merchandisers to hold fuel for recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America).

•

Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems.

•

Industrial gas products include high-pressure, acetylene and specialty gas (steel and aluminum) cylinders. These cylinders are sold to gas producers and distributors for gas containment for uses such as cutting, welding, breathing (medical, diving and firefighting), semiconductor production, and beverage delivery.

•

Retail products include camping fuel cylinders, barbecue grill cylinders, propane accessories, including propane-fueled camping equipment, hand held torches and accessories and Balloon Time helium balloon kits for all party occasions. These products are sold primarily to manufacturers, distributors and mass merchandisers.

•	Alternative fuel cylinders include Type I, II, III and ASME tanks for containment of compressed natural gas, hydrogen and propane.

•	Specialty products include air reservoirs for truck and truck trailers, which are sold to original equipment manufacturers, and a variety of fire suppression and chemical tanks.

While a large percentage of sales within Pressure Cylinders are made to major accounts, this operating segment serves approximately 2,700 customers. During fiscal 2011, no single customer represented more than 10% of net sales generated by our Pressure Cylinders operating segment.

The Pressure Cylinders operating segment produces low-pressure steel cylinders in a wide range of refrigerant capacities and steel and aluminum cylinders in a wide range of LPG capacities. Low-pressure cylinders are produced by precision stamping, drawing, welding and/or brazing component parts to customer specifications. They are then tested, painted and packaged, as required. High-pressure steel cylinders are manufactured by several processes, including deep drawing, tube spinning and billet piercing.

In the United States and Canada, high-pressure and low-pressure cylinders are primarily manufactured in accordance with United States Department of Transportation and Transport Canada specifications. Outside the United States and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards.

In the United States and Canada, Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market, one principal domestic competitor in the low-pressure LPG cylinder market and three principal domestic competitors in the high-pressure cylinder market. There are also several foreign competitors in these markets. We believe that Worthington Cylinders has the largest domestic market share in both low-pressure cylinder markets. In the European high-pressure cylinder market, there are also several competitors. We believe that Worthington Cylinders is a leading producer in both the high-pressure cylinder and low-pressure non-refillable cylinder markets in Europe. Worthington Cylinders generally has a strong competitive position for its retail and specialty products, but competition varies on a product-by-product basis. As with our other operating segments, competition is based upon price, service and quality.

The Pressure Cylinders operating segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits; the registered trademark “Bernzomatic®” to market certain fuel cylinders and hand held torches; the registered trademark “WORTHINGTON PRO GRADE®” to market certain LPG cylinders, hand torches and camping fuel cylinders; the registered trademark “MAP-PRO®” Pro-Max® to market certain hand torch cylinders; and the registered trademark SCI® to market certain cylinders for transportation of compressed gases for inflation of flotation bags and escape slides, Self Contained Breathing Cylinders (SCBA) for firefighting and cylinders to contain compressed natural gas. The Pressure Cylinders operating segment intends to continue to use and renew these registered trademarks.

As noted under Recent Developments section herein, Hy-Mark and the consolidated joint venture with Nitin Cylinders Limited, WNCL, became part of the Pressure Cylinders operating segment during fiscal 2011.

Metal Framing

The Metal Framing operating segment consists of our Dietrich Metal Framing business unit. As more fully described in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies,” on March 1, 2011, we contributed certain assets of Dietrich to a newly-formed joint venture, ClarkDietrich. We retained seven of the 13 metal framing facilities, which continue to operate, on a short-term basis, to support the transition of the business into the new joint venture. Following this brief transition period, these assets will be disposed of. The financial results and operating performance of the retained facilities will continue to be reported within our Metal Framing operating segment until their expected disposition in fiscal 2012. The contributed net assets, which were deconsolidated effective March 1, 2011, will continue to be reported within Metal Framing on a historical basis. Refer to the Joint Ventures section herein for additional information about the operations of ClarkDietrich.

Other

The Other category consists of operating segments that do not meet the applicable aggregation criteria and materiality tests for purposes of separate disclosure, and other corporate related entities. Through May 9, 2011, these operating segments included Automotive Body Panels, Steel Packaging, and the Global Group. On May 9, 2011, in connection with the contribution of our automotive body panels subsidiary, Gerstenslager, to ArtiFlex and the resulting deconsolidation of the contributed net assets, we no longer maintain a separate Automotive Body Panels operating segment. Accordingly, subsequent to May 9, 2011, the operating segments comprising the Other category consists of Steel Packaging and the Global Group. Each of these operating segments is explained in more detail below. We will continue to report the historical financial results and operating performance of our former Automotive Body Panels operating segment on a historical basis through May 9, 2011. This former operating segment has historically been reported in the “Other” category for segment reporting purposes, as it has not meet the applicable aggregation criteria or materiality thresholds for separate disclosure. Accordingly, this organizational change did not impact the composition of our reportable segments.

Steel Packaging.    The Steel Packaging operating segment is an ISO-9001: 2000 certified manufacturer of engineered, recyclable steel packaging solutions for external and internal movement of product. Steel Packaging operates three facilities, with one facility in each of Indiana, Ohio and Pennsylvania. Steel Packaging designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for industries such as automotive, lawn and garden and recreational vehicles.

Global Group.    The purpose of the Global Group operating segment, which comprises our Mid-Rise Construction, Military Construction and Commercial Stairs business units, is to identify and develop potential growth platforms by applying our core competencies in metals manufacturing and construction methods. The Global Group operates a business platform that includes high density mid-rise residential construction in emerging markets. Other operating activities of the Global Group include the design, supply and build of mid-rise light gauge steel framed commercial structures and multi-family housing units; the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military housing; and the manufacturing of pre-engineered steel egress stair solutions.

Segment Financial Data

Financial information for the reportable business segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Segment Data” of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

Financial Information About Geographic Areas

In fiscal 2011, our foreign operations represented 8% of consolidated net sales, 5% of pre-tax earnings attributable to controlling interest and 32% of consolidated net assets. During fiscal 2011, fiscal 2010 and fiscal 2009, we had operations in North America, China, Europe and India. Summary information about our foreign operations, including net sales and fixed assets by geographic region, is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” of this Annual Report on Form 10-K. That information is incorporated herein by reference.

Suppliers

The primary raw material purchased by Worthington is steel. We purchase steel from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. In fiscal 2011, we purchased approximately 1.8 million tons of steel (68% hot-rolled, 18% galvanized and 14% cold-rolled) on a consolidated basis. Steel is purchased in large quantities at regular intervals from major primary producers, both domestic and foreign. In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders. The Pressure Cylinders operating segment purchases steel to meet production schedules. For certain raw materials, there are more limited suppliers – for example, hydrogen and zinc, which are generally purchased at market prices. Since there are a limited number of suppliers in the hydrogen and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2011, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Corporation; ArcelorMittal; California Steel Industries, Inc; Duferco Farrell Corp; Gallatin Steel Company; North Star BlueScope Steel LLC; Nucor Corporation; Severstal North America, Inc.; Steel Dynamics, Inc.; Stemcor Holdings Limited; United States Steel Corporation (“U.S. Steel”); USS-POSCO Industries, and RG Steel LLC. Alcoa, Inc. was the primary aluminum supplier for the Pressure Cylinders operating segment in fiscal 2011. Major suppliers of zinc to the Steel Processing operating segment were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Industrias Peñoles; Teck Cominco Limited; U.S. Zinc; and Xstrata Zinc Canada. Approximately 31 million pounds of zinc were purchased in fiscal 2011. We believe our supplier relationships are good.

Technical Services

We employ a staff of engineers and other technical personnel and maintain fully equipped laboratories to support operations. These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat-rolled steel required for customer needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. To provide these services, we maintain a continuing program of developmental engineering with respect to product characteristics and performance under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the United States Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO) and customer requirements. An IASI (International Accreditations Service, Incorporated) accredited product-testing laboratory supports these design efforts.

Seasonality and Backlog

Historically, sales have generally been weaker in the third quarter of our fiscal year, primarily due to reduced activity in the building and construction industry as a result of inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays. Sales are generally strongest in the fourth quarter of our fiscal year as our operating segments are generally operating at seasonal peaks.

We do not believe backlog is a significant indicator of our business.

Employees

As of May 31, 2011, we had approximately 8,400 employees, including our unconsolidated joint ventures. Approximately 7% of these employees are represented by collective bargaining units. Worthington believes it has good relationships with its employees in general, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand an international presence, while mitigating the risks and costs associated with those activities, we participate in two consolidated and ten unconsolidated joint ventures.

Consolidated

•

Spartan is a 52%-owned consolidated joint venture with a subsidiary of Severstal North America, Inc. (“Severstal”), located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. Spartan’s financial results are fully consolidated within our Steel Processing reportable business segment. The equity owned by Severstal is shown as noncontrolling interest on our consolidated balance sheets and Severstal’s portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings.

•

WNCL is a 60%-owned consolidated joint venture with India-based Nitin Cylinders Limited (“Nitin”). WNCL manufactures high pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles, and produces cylinders for compressed industrial gases. WNCL’s financial results are fully consolidated within our Pressure Cylinders reportable business segment. The equity owned by Nitin is shown as noncontrolling interest on our consolidated balance sheets and Nitin’s portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings.

Unconsolidated

•

ArtiFlex, a 50%-owned joint venture with ITS-H Holdings, LLC, provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. ArtiFlex owns and operates four manufacturing facilities – one each in Kentucky and Ohio; and two facilities in Michigan – and leases another manufacturing facility in Ohio.

•

ClarkDietrich, a 25%-owned joint venture with ClarkWestern Building Systems, LLC, is the industry leader in the manufacture and supply of light gauge steel framing products in the United States. ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, and shaft wall studs and track used primarily in residential and commercial construction. This joint venture operates 13 manufacturing facilities, one each in Connecticut, Florida, Georgia, Hawaii, Illinois, Kansas, and Maryland and two each in California, Ohio and Texas.

•

Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”), a 50%-owned joint venture with Gestamp Wind Steel U.S., Inc., focuses on producing towers for wind turbines being constructed in the North American market. The Gestamp JV plans to construct a manufacturing facility in Cheyenne, Wyoming, that is expected to begin operating prior to the end of the fourth quarter of fiscal 2012.

•

LEFCO Worthington, LLC (“LEFCO Worthington”), a 49%-owned joint venture with LEFCO Industries, is a minority business enterprise which offers engineered wooden crates, specialty pallets and steel rack systems for a variety of industries. LEFCO Worthington operates one manufacturing facility in Cleveland, Ohio.

•

Samuel Steel Pickling Company (“Samuel”), a 31.25%-owned joint venture with Samuel Manu-Tech Pickling, operates a steel pickling facility in Twinsburg, Ohio, and one in Cleveland, Ohio. Samuel also performs in-line slitting, side trimming, pickle dry, under winding and the application of dry lube coatings during the pickling process.

•

Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three facilities in Mexico, one each in Leon, Queretaro and Monterrey. Serviacero Worthington provides steel processing services such as slitting, multi-blanking and cutting-to-length to customers in a variety of industries including automotive, appliance, electronics and heavy equipment.

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

•

WMSFMCo, a 40%-owned joint venture with China-based HMUCG, designs, manufactures, assembles and distributes steel framing materials and accessories for construction projects in five Central Chinese provinces and also provides project management and building design and construction supply services thereto. This joint venture operates one facility located in Xiantao City, Hubei Province, China.

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

See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” for additional information about our unconsolidated joint ventures.

Environmental Regulation

Our manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state and local requirements relating to the protection of the environment. We continually examine ways to reduce emissions and waste and to decrease costs related to environmental compliance. The cost of compliance or capital expenditures for environmental control facilities required to meet environmental requirements are not anticipated to be material when compared with overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations, cash flows, or the competitive position of Worthington or any particular segment.

Item 1A. — Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K. These risks are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

Economic or Industry Downturns

The global recession that began in 2008 adversely affected and may continue to adversely affect our business and our industries, as well as the industries and businesses of many of our customers and suppliers.    The volatile domestic and global recessionary climate had significant negative impacts on our business. The global recession, and the sluggish pace of the recovery from the global recession, resulted in a significant decrease in customer demand throughout nearly all of our markets, including our two largest markets – construction and automotive. The impacts of existing and any new government measures to aid economic recovery, including various measures intended to provide stimulus to the economy in general or to certain industries, and the growing debt levels of the United States and other countries, continue to be unknown. Overall, operating levels across many of our business segments have fallen and may remain at depressed levels until economic conditions improve and demand increases. While certain sectors of the economy have stabilized and recovered from the economic downturn, we are unable to predict the strength, pace or sustainability of the economic recovery or the effects of government intervention or debt levels. Overall general economic conditions, both domestically and globally, have improved from the lows reached during the recession. The automotive market has shown signs of strengthening, and the construction market has shown signs of stabilizing. However, global economic conditions remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may not recover as quickly as anticipated, or could further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

The construction and automotive industries account for a significant portion of our net sales, and reductions in demand from these industries have adversely impacted and may continue to adversely affect our business.    The overall downturn in the economy, the disruption in capital and credit markets, declining real estate values, high unemployment rates and reduced consumer confidence and spending caused significant reductions in demand from our end markets in general and, in particular, the construction and automotive end markets. Demand in the commercial and residential construction markets has been weak as it has been difficult for companies and consumers to obtain credit for construction projects and the economic slowdown has caused delays in or cancellations of construction projects. Non-residential construction, including publicly financed state and municipal projects, has slowed significantly due to overcapacity of commercial properties and the reluctance of state and local governments to borrow money to spend on capital projects when faced with stagnant or declining tax revenues and increased operating costs. The domestic auto industry continues to experience a difficult operating environment, which has resulted in and may continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. Many automotive manufacturers and their suppliers have reduced production levels and eliminated manufacturing capacity, through the closure of facilities, reduction in operations and other cost reduction actions. The construction industry has shown signs of stabilizing from further erosion, and the automotive industry has strengthened and shown signs of recovery from the lows reached in recent years. However, both the construction and automotive markets remain depressed compared to historical norms, and we cannot predict the strength, pace or sustainability of recovery in these markets. The difficulties faced by the automotive and construction industries have adversely affected and may continue to adversely affect our business. If demand for the products we sell to the automotive or construction markets were to be further reduced, this could negatively affect our sales, financial results and cash flows.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our business.    Many of our customers have experienced and continue to experience challenging financial conditions. General Motors and Chrysler have gone through bankruptcy proceedings and both companies implemented plans which significantly reduced their production capacity and dealership networks. Certain other customers have filed or may in the future file bankruptcy petitions. These and other customers may be in need of additional capital or credit to continue operations. The bankruptcies and financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, including additional plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may delay or default on their payment obligations to us, particularly customers in hard hit industries such as automotive and construction. The relative weakness in the automotive industry continues the risk that some of our customers who are suppliers to the automotive industry could have further financial difficulties. The same is true of our customers in other industries, including construction, which are also experiencing weakness. The automotive industry has shown signs of strengthening from the low levels of recent years, and the construction industry has shown signs of stabilizing. However, economic conditions remain fragile, and the possibility remains that these markets may not recover as quickly as anticipated, or could further deteriorate. Should the economy or any of our markets not improve, the risk of bankruptcy filings by our customers may continue to increase. Such bankruptcy filings may result not only in a reduction in our sales, but also in a loss associated with our potential inability to collect outstanding accounts receivable from the affected customers. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

The events in Japan could adversely affect our business and financial results.    A number of our customers, particularly in the automotive market, rely upon suppliers in Japan for certain components of their products. The earthquakes, tsunami and nuclear power plant problems in Japan prevented some companies from receiving sufficient supplies of components, and demand in some industries, such as automotive, has been adversely affected. Other risks resulting from this tragedy include potential disruptions to other industries which include our customers or suppliers, negative macroeconomic effects on international trade and/or our customers, and unforeseen challenges which could develop as the situation in Japan evolves and the full scope of the damage and its effects is comprehended. While there exists a risk that the effects of the disaster could continue to have an adverse effect on us, we are unable at this time to reliably evaluate the scope or probability of those risks.

Volatility in the United States and worldwide capital and credit markets has significantly impacted and may continue to significantly impact our end markets and has resulted and may continue to result in negative impacts on demand, increased credit and collection risks and other adverse effects on our business.    The domestic and worldwide capital and credit markets have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors have caused diminished availability of credit and other capital in our end markets, including automotive and construction, and for participants in, and the customers of, those markets. There is continued uncertainty as to the sustainability of the recovery of the capital and credit markets and the impact this period of volatility will have on our end markets and business in general. Further volatility in the United States or worldwide capital and credit markets may continue to significantly impact our key end markets and result in further reductions in sales volumes, increased credit and collection risks and other adverse effects on our business.

Raw Material Pricing and Availability

The costs of manufacturing our products and our ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.    If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum, zinc or helium, is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events, those factors listed in the immediately following paragraph or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and this consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Our future operating results may be affected by fluctuations in raw material prices, and we may be unable to pass on any increases in raw material costs to our customers.    Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors described in the immediately preceding paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current market pricing, as was the case during fiscal 2009.

Inventories

Our business could be harmed if we fail to maintain proper inventory levels.    We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders for Steel Processing, we anticipate and forecast customer demand for each of our operating segments. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if steel prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages could result in unfilled orders, negatively impacting our customer relationships and resulting in lost revenues, which could harm our business and adversely affect our financial results.

Suppliers and Customers

The loss of significant volume from our key customers could adversely affect us.    In fiscal 2011, our largest customer accounted for approximately 6% of our consolidated net sales, and our ten largest customers accounted for approximately 24% of our consolidated net sales. A significant loss of, or decrease in, business from any of our key customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. In addition, certain of our top customers may be able to exert pricing and other influences on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time.

Many of our key industries, such as construction and automotive, are cyclical in nature.    Many of our key industries, such as construction and automotive, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general United States or worldwide economy and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our business.

Significant sales reductions for any of the Detroit three automakers could have a negative impact on our business.    Approximately half of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers, a significant portion of our automotive sales are to Ford, General Motors, and Chrysler and their suppliers. A reduction in sales for any of the Detroit three automakers could negatively impact our business. In addition, beginning in 2011, automobile producers must begin complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automakers work to produce vehicles that comply with these new standards, they may reduce the amount of steel used in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America.

The closing or relocation of customer facilities could adversely affect us.    Our ability to meet delivery requirements and the overall cost of our products as delivered to customer facilities are important competitive factors. If customers close or move their production facilities further away from our manufacturing facilities which can supply them, it could have an adverse effect on our ability to meet competitive conditions, which could result in the loss of sales. Likewise, if customers move their production facilities overseas, it could result in the loss of potential sales for us.

Sales conflicts with our customers and/or suppliers may adversely impact us.    In some instances, we may compete with one or more of our customers and/or suppliers in pursuing the same business. Such conflicts may strain our relationships with those parties, which could adversely affect our future business with them.

The closing or idling of steel manufacturing facilities could have a negative impact on us.    As steel makers have reduced their production capacities by closing or idling production lines in light of the challenging economic conditions, the number of facilities from which we can purchase steel, in particular certain specialty steels, has decreased. Accordingly, if delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. These closures and disruptions could also have an adverse effect on our suppliers’ on-time delivery performance, which could have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our business.

The loss of key supplier relationships could adversely affect us.    Over the years, our various manufacturing operations have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost of our raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedule, which could have a material adverse affect on our results of operations.

Competition

Our business is highly competitive, and increased competition could negatively impact our financial results.    Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Depending on a variety of factors, including raw material, energy, labor and capital costs, government control of currency exchange rates and government subsidies of foreign steel producers, our business may be materially adversely affected by competitive forces. The economic recession has also resulted in significant open capacity, which could attract increased competitive presence. Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through acquisition or otherwise. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

Sales by competitors of light gauge metal framing products which are not code compliant could adversely affect us.    Our unconsolidated metal framing joint venture, ClarkDietrich, is an industry leader in driving code compliance for light gauge metal framing. If our competitors offer cheaper products which are not code compliant, and certain customers are willing to purchase such non-compliant products, it may be difficult for ClarkDietrich to be cost competitive on these sales.

Material Substitution

If steel prices increase compared to certain substitute materials, the demand for our products could be negatively impacted, which could have an adverse effect on our financial results.    In certain applications, steel competes with other materials, such as aluminum (particularly in the automobile industry), cement and wood (particularly in the construction industry), composites, glass and plastic. Prices of all of these materials fluctuate widely, and differences between the prices of these materials and the price of steel may adversely affect demand for our products and/or encourage material substitution, which could adversely affect prices and demand for steel products. The high cost of steel relative to other materials may make material substitution more attractive for certain uses.

Freight and Energy

Increasing energy and freight costs could increase our operating costs, which could have an adverse effect on our financial results.    The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, is important in the manufacture and transport of our products. Our operations consume substantial amounts of energy, and our operating costs generally increase when energy costs rise. Factors that may affect our energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure or other causes. During periods of increasing energy and freight costs, we may be unable to fully recover our operating cost increases through price increases without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the increases on to our customers or if we are unable to obtain the necessary freight and energy. Also, increasing energy costs could put a strain on the transportation of our materials and products if the increased costs force certain transporters to close.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations.    We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches and defects in design. We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations. We recently implemented a new software-based enterprise resource planning system. Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure could negatively impact our operations and financial results.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results.    Business disruptions, including increased costs for, or interruptions in, the supply of energy or raw materials, resulting from shortages of supply or transportation, severe weather events (such as hurricanes, tsunamis, earthquakes, tornados, floods and blizzards), casualty events (such as explosions, fires or material equipment breakdown), acts of terrorism, pandemic disease, labor disruptions, the idling of facilities due to reduced demand (such as resulting from the recent economic downturn) or other events (such as required maintenance shutdowns), could cause interruptions to our businesses as well as the operations of our customers and suppliers. While we maintain insurance coverage that can offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results and we could be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to us.

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Canada, the Czech Republic, India and Portugal and joint venture facilities in China, France, India, Mexico, Spain and the United Kingdom, and are becoming more active in exploring foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; currency rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, the global recession and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors have resulted in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the Economic or Industry Downturns risk factor herein for additional information concerning the impact of the global recession and the volatility of capital and credit markets on our business.

Joint Ventures

A change in the relationship between the members of any of our joint ventures may have an adverse effect on that joint venture.    We have been successful in the development and operation of various joint ventures, and our equity in net income from our joint ventures, particularly WAVE, has been important to our financial results. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a joint venture that adversely impacts the relationship between the joint venture members, it could adversely impact that joint venture. In addition, joint ventures necessarily involve special risks. Whether or not we hold a majority interest or maintain operational control in a joint venture, our partners may have economic or business interests or goals that are inconsistent with our interests or goals. For example, our partners may exercise veto rights to block actions that we believe to be in our best interests, may take action contrary to our policies or objects with respect to our investments, or may be unable or unwilling to fulfill their obligations or commitments to the joint venture.

Acquisitions

We may be unable to successfully consummate, manage or integrate our acquisitions.    A portion of our growth has occurred through acquisitions. We may from time to time continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, that we may assume unknown liabilities from the seller, that the acquired businesses may not be integrated successfully and that the acquisitions may strain our management resources or divert management’s attention from other business concerns. International acquisitions may present unique challenges and increase our exposure to the risks associated with foreign operations and countries. Failure to successfully integrate any of our acquisitions may cause significant operating inefficiencies and could adversely affect our operations and financial condition.

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.    Many of our operations are capital intensive. For the five-year period ended May 31, 2011, our total capital expenditures, including acquisition and investment activity, were approximately $455.4 million. Additionally, at May 31, 2011, we were obligated to make aggregate lease payments of $32.4 million under operating lease agreements. Our business also requires expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing business. However, given the current challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Litigation

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our results of operations and liquidity in a particular period.    Our results of operations or liquidity in a particular period could be affected by an adverse ruling in any legal proceedings or investigations which may be pending against us or filed against us in the future. We are also subject to a variety of legal compliance risks, including, without limitation, potential claims relating to product liability, health and safety, environmental matters, intellectual property rights, taxes and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trading practices. While we believe that we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. A future adverse ruling or settlement or an unfavorable change in laws, rules or regulations could have a material adverse effect on our results of operations or liquidity in a particular period. For additional information regarding our pending legal proceedings and contingencies, refer to “Part I – Item 3. – Legal Proceedings” within this Annual Report on Form 10-K and “Note E – Contingent Liabilities and Commitments” to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Accounting and Tax Estimates

We are required to make accounting and tax-related estimates, assumptions and judgments in preparing our consolidated financial statements, and actual results may differ materially from the estimates, assumptions and judgments that we use.    In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we are required to make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available to us. In some cases, these estimates and assumptions are particularly difficult to determine and we must exercise significant judgment. The estimates, assumptions and judgments having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred tax assets and liabilities and asset impairments. Our actual results may differ materially from the estimates, assumptions and judgments that we use, which could have a material adverse effect on our financial condition and results of operations.

Tax Laws and Regulations

Tax increases or changes in tax laws could adversely affect our financial results.    We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes. Some of these assessments may be substantial, and also may involve the imposition of penalties and interest. In addition, governments could impose new taxes on us or increase the rates at which we are taxed in the future. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations, financial condition and cash flows. In addition, our provision for income taxes and cash tax liability in the future could be adversely affected by changes in U.S. tax laws. Potential changes that may adversely affect our financial results include, without limitation, decreasing the ability of U.S. companies to receive a tax credit for foreign taxes paid or to defer the U.S. deduction of expenses in connection with investments made in other countries.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results.    We self-insure a significant portion of our potential liability for workers’ compensation, product liability, general liability, property liability, automobile liability and employee medical claims. In order to reduce risk, we purchase insurance from highly-rated, licensed insurance carriers that cover most claims in excess of the applicable deductible or retained amounts. We maintain reserves for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance providers to perform could have an adverse impact on our financial condition and results of operations.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries.    Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Industries’ outstanding voting power. Approximately 25% of our outstanding common shares are beneficially owned, directly or indirectly, by John P. McConnell, our Chairman of the Board and Chief Executive Officer. As a result of his beneficial ownership of our common shares, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which our shareholders may vote.

Senior Management

If we lose our senior management or other key employees, our business may be adversely affected.    Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. The loss of any of these individuals or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations or prospects. Our future success will also depend, in part, on our ability to attract and retain qualified personnel, such as engineers and other skilled technicians, who have experience in the application of our products and are knowledgeable about our business, markets and products. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. We have not entered into any formal employment agreements or change in control agreements with our executive officers, and the loss of any member of our management team could adversely impact our business and operations. Additionally, we may modify our management structure from time to time or reduce our overall workforce as we did in certain operating segments during the recent economic downturn, which may create marketing, operational and other business risks.

Credit Ratings

Ratings agencies may downgrade our credit ratings, which could make it more difficult for us to raise capital and could increase our financing costs.    Any downgrade in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities. In addition, the interest rate on our revolving credit facility is tied to our credit ratings, and any downgrade of our credit ratings would likely result in an increase in the current cost of borrowings under our revolving credit facility.

Difficult Financial Markets

Should we be required to raise capital in the current financing environment, we could face higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise capital.    Although we currently have significant borrowing availability under our existing credit facilities, should those facilities become unavailable due to covenant or other defaults, or should we otherwise be required to raise capital outside our existing facilities, given the current uncertainty and volatility in the U.S. credit and capital markets, our ability to access capital and the terms under which we do so may be negatively impacted. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, could have a negative impact on our financial condition.

Environmental, Health and Safety

We may incur additional costs related to environmental and health and safety matters.    Our operations and facilities are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment and human health and safety. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in increased costs and capital expenditures and potentially fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Over time, we and predecessor operators of our facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities, including cleanup obligations, could exist at our facilities or at off-site locations where materials from our operations were disposed of or at facilities we have divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for any contamination of these sites, and the amount of any such liability could be material. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site, even with respect to contamination for which we are not responsible. Changes in environmental and human health and safety laws, rules, regulations or enforcement policies could have a material adverse effect on our business, financial condition or results of operations.

Legislation and Regulation

Certain proposed legislation and regulations may have an adverse impact on the economy in general and in our markets specifically, which may adversely affect our business.    Our business may be negatively impacted by a variety of new or proposed legislation or regulations. For example, legislation and regulations proposing increases in taxation on, or heightened regulation of, carbon or other greenhouse gas emissions may result in higher prices for steel, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers and distributors and other adverse impacts. See the immediately following risk factor for additional information regarding legislation and regulations concerning climate change and greenhouse gas emissions. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits. Likewise, to the extent new legislation or regulations would have an adverse effect on the economy, our markets or the ability of domestic businesses to compete against foreign operations, it could also have an adverse impact on us.

Legislation or regulations concerning climate change and greenhouse gas emissions may negatively affect our results of operations.    Energy is a significant input in a number of our operations and products, and many believe that consumption of energy derived from fossil fuels is a contributor to global warming. A number of governments and governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the potential impacts of climate change and greenhouse gas emissions. The European Union has established greenhouse gas regulations, and Canada has published details of a regulatory framework for greenhouse gas emissions. The U.S. Environmental Protection Agency has issued and proposed regulations addressing greenhouse gas emissions, including regulations which will require reporting of greenhouse gas emissions from large sources and suppliers in the United States. Legislation previously has been introduced in the U.S. Congress aimed at limiting carbon emissions from companies that conduct business that is carbon-intensive. Among other potential items, such bills could include a system of carbon emission credits issued to certain companies, similar to the European Union’s existing cap-and-trade system. Several U.S. states have also adopted, and other states may in the future adopt, legislation or regulations implementing state-wide or regional cap-and-trade systems that apply to some or all industries that emit greenhouse gases. It is impossible at this time to forecast what the final regulations and legislation, if any, will look like and the resulting effects on our business and operations. Depending upon the terms of any such regulations or legislation, however, we could suffer a negative financial impact as a result of increased energy, environmental and other costs necessary to comply with limitations on greenhouse gas emissions, and we may see changes in the margins of our greenhouse gas-intensive and energy-intensive assets. In addition, depending upon whether similar limitations are imposed globally, the regulations and legislation could negatively impact our ability to compete with foreign companies situated in areas not subject to such limitations. Many of our customers in the United States, Canada and Europe may experience similar impacts, which could result in decreased demand for our products.

Seasonality

Our operations have been subject to seasonal fluctuations that may impact our cash flows for a particular period.    Historically, our sales are generally weaker in the third quarter of the fiscal year, primarily due to reduced activity in the building and construction industry as a result of the colder, more inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays. Sales are generally strongest in the fourth quarter of the fiscal year when all of our business segments are normally operating at seasonal peaks. Our quarterly results may also be affected by the timing of large customer orders. Consequently, our cash flow from operations may fluctuate significantly from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may be unable to service our indebtedness or maintain compliance with certain covenants under our credit facilities. A default under any of the documents governing our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our lenders to declare the amounts outstanding to be immediately due and payable and to exercise certain other remedies.

Impairment Charges

Continued or enhanced weakness or instability in the economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth.    We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset or an asset group may not be recoverable. When a potential impairment is indicated, accounting standards require a charge to be recognized in the consolidated financial statements if the carrying amount of an asset or asset group exceeds the sum of the undiscounted future cash flows of that asset or asset group. The loss recognized would be the amount by which the carrying value of the asset or asset group exceeds fair value. In recent months, we have seen signs of improvement in overall economic conditions, both domestically and globally. However, economic conditions remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may not recover as quickly as anticipated, or could further deteriorate. If certain of our business segments continue to be adversely affected by the challenging and volatile economic and financial conditions, we may be required to record additional impairments, which would negatively impact our results of operations.

Item 1B. — Unresolved Staff Comments

None.

Item 2. — Properties.

General

Our principal corporate offices are located in a leased office building in Columbus, Ohio, containing approximately 117,700 square feet. We also own three facilities used for administrative and medical purposes in Columbus, Ohio, containing an aggregate of approximately 166,000 square feet. As of May 31, 2011, we owned or leased a total of approximately 8,600,000 square feet of space for our operations, of which approximately 7,200,000 square feet (8,100,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to 10 years. For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note Q – Operating Leases” of this Annual Report on Form 10-K. We believe the distribution and office facilities provide adequate space for our operations and are well maintained and suitable.

Excluding joint ventures, we operate 35 manufacturing facilities and ten warehouses. These manufacturing facilities are well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

Our Steel Processing operating segment, which includes the consolidated joint venture Spartan, operates 13 manufacturing facilities, 12 of which are wholly-owned, containing a total of approximately 3,300,000 square feet, and one that is leased, containing approximately 150,000 square feet. These facilities are located in Alabama, California, Indiana, Maryland, Michigan (2), Ohio (5) and Tennessee (2). This operating segment also owns one warehouse in Ohio, containing approximately 110,000 square feet, one warehouse in Michigan, containing approximately 100,000 square feet, and one warehouse in California, containing approximately 60,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

Our Pressure Cylinders operating segment operates 11 owned manufacturing facilities and one leased manufacturing facility. These facilities are located in California, Mississippi, Ohio (3), Wisconsin, Austria, Canada, the Czech Republic, India and Portugal and contain a total of approximately 1,900,000 square feet. This operating segment also operates two owned warehouses, one in Austria and one in the Czech Republic, containing a total of approximately 97,000 square feet, and three leased warehouses, two in Ohio and one in Canada, containing a total of approximately 164,000 square feet.

Metal Framing

Our Metal Framing operating segment operates three manufacturing facilities and one warehouse. Of these manufacturing facilities, one is leased, containing a total of approximately 85,000 square feet, and two are owned, containing a total of approximately 242,000 square feet. The leased warehouse contains approximately 314,000 square feet. All of these properties operate exclusively to support the transition of our metal framing business into the ClarkDietrich joint venture and will be subsequently shut down, closed or sold.

Other

Steel Packaging operates three facilities, one each in Indiana, Ohio and Pennsylvania. The manufacturing facilities in Indiana and Pennsylvania are leased and contain a total of approximately 290,000 square feet; and the facility located in Ohio is owned and contains approximately 21,000 square feet. Global Group includes Worthington Military Construction, Inc., Worthington Mid-Rise Construction, Inc. and Worthington Metal Fabricators, LLC which operate manufacturing facilities in Ohio, Tennessee and Washington which contain approximately 223,500 square feet and lease approximately 18,300 square feet for administrative offices in Hawaii and Ohio. Additionally, we retained Gerstenslager’s manufacturing facility in Wooster, Ohio, which is subject to a lease agreement with ArtiFlex and contains approximately 900,000 square feet.

Joint Ventures

The Spartan consolidated joint venture owns and operates one manufacturing facility in Michigan, which is included in the number disclosed above for the Steel Processing operating segment, and the WNCL consolidated joint venture owns and operates a manufacturing facility in India. The unconsolidated joint ventures operate a total of 43 manufacturing facilities, located in Alabama, California (2), Connecticut, Georgia, Hawaii, Illinois, Kansas, Kentucky, Maryland, Michigan (8), Nevada and Ohio (6), domestically, and in China, France, India, Mexico (6), Spain and the United Kingdom, internationally.

Item 3. — Legal Proceedings

Various legal proceedings, which generally have arisen in the ordinary course of business, are pending against Worthington. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on the financial position, results of operation or cash flows of the Company.

Notwithstanding the statement above, refer to “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note E – Contingent Liabilities and Commitments” within this Annual Report on Form 10-K for additional information regarding certain litigation which remained pending during fiscal 2011. Additionally, refer to “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note T – Subsequent Events” for information regarding developments that occurred subsequent to May 31, 2011 related to litigation pending during fiscal 2011.

Item 4. — [Reserved]

Supplemental Item — Executive Officers of the Registrant

The following table lists the names, positions held and ages of the Registrant’s executive officers as of August 1, 2011:

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	57	Chairman of the Board and Chief Executive Officer; a Director	1996
George P. Stoe	65	President and Chief Operating Officer	2008
B. Andrew Rose	41	Vice President and Chief Financial Officer	2008
Dale T. Brinkman	58	Vice President-Administration, General Counsel and Secretary	2000
Andrew J. Billman	43	President, Worthington Cylinder Corporation	2011
Matthew A. Lockard	42	Vice President-Corporate Development and Treasurer	2009
Ralph V. Roberts	64	Senior Vice President-Marketing and President, Worthington Global Group, LLC	2006
Mark A. Russell	48	President, The Worthington Steel Company	2007
Eric M. Smolenski	41	Vice President-Human Resources	2005
Richard G. Welch	53	Controller	2000
Virgil L. Winland	63	Senior Vice President-Manufacturing	2001

John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993, as a director of Worthington Industries continuously since 1990, and as Chairman of the Board of Worthington Industries since September 1996. Mr. McConnell serves as the Chair of the Executive Committee of Worthington Industries’ Board of Directors. He has served in various positions with the Company since 1975.

George P. Stoe has served as President and Chief Operating Officer of Worthington Industries since October 2008. He served as Executive Vice President and Chief Operating Officer of Worthington Industries from December 2005 to October 2008. He previously served as President of Worthington Cylinder Corporation from January 2003 to December 2005.

B. Andrew ‘Andy’ Rose has served as Vice President and Chief Financial Officer of Worthington Industries since December 2008. From 2007 to 2008, he served as a senior investment professional with MCG Capital Corporation, a private equity firm specializing in investments in middle market companies; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs.

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since December 1998 and as Worthington Industries’ General Counsel since September 1982. He has been Secretary of Worthington Industries since September 2000 and served as Assistant Secretary of Worthington Industries from September 1982 to September 2000.

Andrew J. Billman has served as President of Worthington Cylinder Corporation since August 2011. From February 2010 to August 2011, he served as Vice President-Purchasing for Worthington Industries. He has served in various other positions with the Company since 1991.

Matthew A. Lockard has served as Treasurer of Worthington Industries since February 2009, and as Vice President-Corporate Development of Worthington Industries since July 2005. From April 2001 to July 2005,

Mr. Lockard served as Vice President-Global Business Development for Worthington Cylinder Corporation. Mr. Lockard served in various other positions with the Company from January 1994 to April 2001.

Ralph V. Roberts has served as Senior Vice President-Marketing of Worthington Industries since January 2001, and also as President of Worthington Global Group, LLC (or its predecessors) since November 2006. From June 1998 through January 2001, he served as President of The Worthington Steel Company, and he held various other positions with the Company from December 1973 to June 1998, including Vice President-Corporate Development and Chief Executive Officer of the WAVE joint venture.

Mark A. Russell has served as President of The Worthington Steel Company since February 2007. From August 2004 through February 2007, Mr. Russell was a partner in Russell & Associates, an acquisition group formed to acquire aluminum products companies.

Eric M. Smolenski has served as Vice President-Human Resources of Worthington Industries since December 2005. From January 2001 to December 2005, Mr. Smolenski served as the Director of Corporate Human Resources Services of Worthington Industries, and he served in various other positions with the Company from January 1994 to January 2001.

Richard G. Welch has served as the Corporate Controller of Worthington Industries since March 2000 and prior thereto, he served as Assistant Controller of Worthington Industries from August 1999 to March 2000. He served as Principal Financial Officer of Worthington Industries on an interim basis from September 2008 to December 2008.

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001. He served in various other positions with Worthington from 1971 to January 2001, including President of Worthington Cylinder Corporation from June 1998 through January 2001.

Executive officers serve at the pleasure of the directors of the Registrant. There are no family relationships among any of the Registrant’s executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of the Registrant.

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of July 26, 2011, Worthington Industries had 6,941 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2010 and fiscal 2011, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2010 and fiscal 2011.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2010 Quarter Ended

August 31, 2009	$11.19	$15.49	$13.17	$0.10
November 30, 2009	$11.05	$15.95	$11.71	$0.10
February 28, 2010	$11.47	$17.35	$15.84	$0.10
May 31, 2010	$13.95	$17.67	$14.72	$0.10

Fiscal 2011 Quarter Ended

August 31, 2010	$12.05	$15.36	$14.22	$0.10
November 30, 2010	$14.63	$16.59	$16.02	$0.10
February 28, 2011	$16.44	$20.00	$19.36	$0.10
May 31, 2011	$18.30	$21.83	$21.83	$0.10

Dividends are declared at the discretion of Worthington Industries’ Board of Directors. Worthington Industries’ Board of Directors declared quarterly dividends of $0.10 per common share in fiscal 2011 and fiscal 2010. On June 29, 2011, the Board of Directors declared a quarterly dividend of $0.12 per common share. This dividend is payable on September 29, 2011, to shareholders of record as of September 15, 2011.

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

Shareholder Return Performance

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or Regulation 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate such information into such a filing.

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2006, in Worthington Industries’ common shares and each index.

* $100 invested on 5/31/06 in common shares or index. Assumes reinvestment of dividends when received. Fiscal year ended May 31.

	5/06	5/07	5/08	5/09	5/10	5/11
Worthington Industries, Inc.	$100.00	$128.47	$125.61	$93.03	$100.70	$153.05
S&P Midcap 400 Index	$100.00	$121.18	$118.15	$78.57	$105.70	$140.53
S&P 1500 Steel Composite Index	$100.00	$154.83	$191.57	$76.46	$95.88	$113.47

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2011, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2011, the S&P 1500 Steel Composite Index included 12 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: AK Steel Holding Corporation; Allegheny Technologies Incorporated; A.M. Castle & Co.; Carpenter Technology Corporation; Cliffs Natural Resources Inc.; Commercial Metals Company; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; United States Steel Corporation; and Worthington Industries.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act of 1934) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2011:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2011	37,000	(2)	$19.75	-	3,194,802
April 1-30, 2011	2,704,962	(2)	$21.35	2,700,000	494,802
May 1-31, 2011	-		-	-	494,802

Total	2,741,962		$21.33	2,700,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On September 26, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 494,802 common shares were available under this repurchase authorization as of May 31, 2011.

On June 29, 2011, our Board of Directors authorized the repurchase of up to an additional 10,000,000 of Worthington Industries’ outstanding common shares, increasing the total number of common shares available for repurchase to 10,494,802.

The common shares available for repurchase under these authorizations may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 37,000 common shares and 4,962 common shares surrendered by employees in March and April 2011, respectively, to meet tax withholdings upon exercise of stock options. These common shares were not part of the 10,000,000 share repurchase authorization in effect throughout fiscal 2011.

Item 6. — Selected Financial Data

	Fiscal Year Ended May 31,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
FINANCIAL RESULTS
Net sales	$2,442,624	$1,943,034	$2,631,267	$3,067,161	$2,971,808
Cost of goods sold	2,086,467	1,663,104	2,456,533	2,711,414	2,610,176

Gross margin	356,157	279,930	174,734	355,747	361,632
Selling, general and administrative expense	235,198	218,315	210,046	231,602	232,487
Impairment of long-lived assets	4,386	35,409	96,943	-	-
Restructuring and other expense	2,653	4,243	43,041	18,111	-
Joint venture transactions	(10,436)	-	-	-	-

Operating income (loss)	124,356	21,963	(175,296)	106,034	129,145
Miscellaneous income (expense)	597	1,127	(2,329)	620	963
Gain on sale of investment in Aegis	-	-	8,331	-	-
Interest expense	(18,756)	(9,534)	(20,734)	(21,452)	(21,895)
Equity in net income of unconsolidated affiliates	76,333	64,601	48,589	67,459	63,213

Earnings (loss) before income taxes	182,530	78,157	(141,439)	152,661	171,426
Income tax expense (benefit)	58,496	26,650	(37,754)	38,616	52,112

Net earnings (loss)	124,034	51,507	(103,685)	114,045	119,314
Net earnings attributable to noncontrolling interest	8,968	6,266	4,529	6,968	5,409

Net earnings (loss) attributable to controlling interest	$115,066	$45,241	$(108,214)	$107,077	$113,905

Earnings (loss) per share – diluted:
Net earnings (loss) per share attributable to controlling interest	$1.53	$0.57	$(1.37)	$1.31	$1.31

Depreciation and amortization	$61,058	$64,653	$64,073	$63,413	$61,469
Capital expenditures (including acquisitions and investments)	59,891	98,275	109,491	97,343	90,418
Cash dividends declared	29,411	31,676	48,115	54,640	58,380
Per common share	$0.40	$0.40	$0.61	$0.68	$0.68
Average common shares outstanding – diluted	75,409	79,143	78,903	81,898	87,002

FINANCIAL POSITION
Total current assets	$891,635	$782,285	$598,935	$1,104,970	$969,383
Total current liabilities	525,002	379,802	372,080	664,895	420,494

Working capital	$366,633	$402,483	$226,855	$440,075	$548,889

Property, plant and equipment, net	$405,334	$506,163	$521,505	$549,944	$564,265
Total assets	1,667,249	1,520,347	1,363,829	1,988,031	1,814,182
Total debt	383,210	250,238	239,393	380,450	276,650
Total shareholders’ equity – controlling interest	689,910	711,413	706,069	885,377	936,001
Per share	$9.62	$8.98	$8.94	$11.16	$11.02
Common shares outstanding	71,684	79,217	78,998	79,308	84,908

Our Automotive Body Panels operations have been excluded from consolidated operating results since their deconsolidation in May 2011. Our Metal Framing operations have been excluded from consolidated operating results since their deconsolidation in March 2011, except for our Metal Framing operations in Canada, which have been excluded since their disposition in November 2009. The acquisition of the net assets of three MISA Metals, Inc. steel processing locations has been reflected since March 2011. The acquisition of our 60% interest in Nitin Cylinders Limited has been reflected since December 2010. The acquisition of the net assets of Hy-Mark Cylinders, Inc. has been reflected since June 2010. The acquisition of the steel processing assets of Gibraltar Industries, Inc. and its subsidiaries has been reflected since February 2010. The acquisition of the membership interests of Structural Composites Industries, LLC has been reflected since September 2009. The acquisition of the net assets related to the businesses of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. has been reflected since June 2009. The acquisition of the net assets of Laser Products has been reflected since July 2008. The acquisition of the net assets of The Sharon Companies Ltd. has been reflected since June 2008. The acquisition of the capital stock of Precision Specialty Metals, Inc. has been reflected since August 2006.

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

Introduction

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), is primarily a diversified metals processing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinder products such as propane, refrigerant, oxygen, and industrial cylinders, scuba tanks, hand torches, and helium balloon kits; framing systems and stairs for mid-rise buildings; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser-welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings. Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2011, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and Metal Framing, each of which is comprised of a similar group of products and services. As more fully described in the Recent Business Developments section herein, on March 1, 2011, we contributed certain assets of Dietrich Metal Framing (“Dietrich”) to a newly-formed joint venture, Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), in which we received a 25% noncontrolling interest. We retained seven of the 13 metal framing facilities, which continue to operate, on a short-term basis, to support the transition of the business into the new joint venture. Following this brief transition period, these assets will be disposed of. The financial results and operating performance of the retained facilities will continue to be reported within our Metal Framing operating segment until their expected disposition in fiscal 2012. The contributed net assets, which were deconsolidated effective March 1, 2011, will continue to be reported within Metal Framing on a historical basis.

Operating segments that do not meet the applicable aggregation criteria or materiality tests for separate disclosure, as well as other corporate-related entities, are combined and presented in an “Other” category for segment reporting purposes. Through May 9, 2011, the operating segments included within the Other category consisted of Automotive Body Panels, Steel Packaging, and the recently formed Worthington Global Group (the “Global Group”). As more fully described in the Recent Business Developments section herein, on May 9, 2011, in connection with the contribution of our automotive body panels subsidiary, The Gerstenslager Company (“Gerstenslager”), to the ArtiFlex joint venture, and the resulting deconsolidation of the contributed net assets, we no longer maintain a separate Automotive Body Panels operating segment. Accordingly, in periods subsequent to May 9, 2011, the operating segments included within the Other category consist of Steel Packaging and the Global Group. We will continue to report the financial results and operating performance of our former Automotive Body Panels operating segment on a historical basis through May 9, 2011.

The Global Group operating segment was formed during the third quarter of our fiscal year ended May 31, 2011 (“fiscal 2011”) as a result of certain organizational changes impacting the internal reporting and management structure of our then Mid-Rise Construction, Military Construction and Commercial Stairs operating segments. Refer to “Note M – Segment Data” for additional information regarding the Global Group operating segment.

We also held equity positions in 12 joint ventures, which operated an additional 43 manufacturing facilities worldwide as of May 31, 2011. For more information regarding our operating segments, refer to “Part I – Item 1. – Business” of this Annual Report on Form 10-K.

Overview

During fiscal 2011, we continued to benefit from the strengthening of the automotive market as well as the improving overall general economic conditions, both domestically and internationally, that began in the latter part of our fiscal year ended May 31, 2010 (“fiscal 2010”). Although the construction market remains depressed compared to historical norms, there has been a break from further erosion and some signs of stability. Recent acquisitions by both our Steel Processing and our Pressure Cylinders operating segments have produced solid results and proven complementary to our existing businesses as have our recently formed joint ventures. Continued execution of the Transformation Plan has enhanced efficiencies at our facilities and positioned us to respond more quickly to current and future opportunities and challenges.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2011 and fiscal 2010 is illustrated in the following chart:

The automotive industry is the largest consumer of flat-rolled steel and thus the largest end market for our Steel Processing operating segment. Approximately 49% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales from four of our unconsolidated joint ventures are also to the automotive end market.

As noted in “Part I – Item 1A. – Risk Factors” of this Annual Report on Form 10-K, we believe that the damage caused by the earthquake and resulting tsunami that struck Japan on March 11, 2011, has caused disruptions in and negatively impacted many of the markets we serve. As the impact from this catastrophe continues to evolve, we are currently unable to determine how deep or how long the impact will be on each of our markets. We continue to monitor the situation and are prepared to act as outcomes become more evident.

Substantially all of the net sales of our Metal Framing and Global Group operating segments, as well as approximately 11% of the net sales of our Steel Processing operating segment, are to the construction market, both residential and non-residential. We estimate that approximately 10% of our net sales to the construction market are to the residential sector. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market of two of our joint ventures, Worthington Armstrong Venture (“WAVE”) and ClarkDietrich, whose net sales are not included in our consolidated operating results.

The net sales of our Pressure Cylinders and Steel Packaging operating segments and approximately 40% of the net sales of our Steel Processing operating segment are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture and appliance. Given the different products that make up these net sales and the wide variety of end markets, it is difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP is generally a good economic indicator for analyzing the performance of these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Fiscal Year Ended May 31,			Inc / (Dec)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
U.S. GDP (% growth year-over-year)[1]	2.7%	0.1%	-1.0%	2.6%	1.1%
Hot-Rolled Steel ($ per ton)[2]	$680	$549	$726	$131	($177)
Detroit Three Auto Build (000s vehicles)[3]	7,251	5,650	5,606	1,601	44
No. America Auto Build (000s vehicles)[3]	12,756	10,643	9,880	2,113	763
Zinc ($ per pound)[4]	$1.00	$0.94	$0.65	$0.06	$0.29
Natural Gas ($ per mcf)[5]	$4.14	$4.35	$7.02	($0.21)	($2.67)
On-Highway Diesel Fuel Prices ($ per gallon)[6]	$3.35	$2.77	$3.17	$0.58	($0.40)

1 2011 figures based on revised actuals    2 CRU Index; annual average    3 CSM Autobase    4 LME Zinc; annual average    5 NYMEX Henry Hub Natural Gas; annual average    6 Energy Information Administration; annual average (excludes taxes)

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally indicate the opposite effect, which we experienced during the first six months of fiscal 2010. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expenses. The fourth quarter of fiscal 2011 is the sixth quarter in a row of positive year-over-year change in U.S. GDP.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results. When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2011 and fiscal 2010.

(dollars per ton 1 )
	Fiscal Year		Inc / (Dec)
	2011	2010	2011 vs. 2010
1st Quarter	$611	$439	$172	39.2%
2nd Quarter	$557	$538	$19	3.5%
3rd Quarter	$699	$549	$150	27.3%
4th Quarter	$851	$669	$182	27.2%
Annual Avg.	$680	$549	$131	23.9%

1 CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during fiscal 2011. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During fiscal 2011, we continued to build upon the improvement in automotive production from the Detroit Three automakers that began in the latter part of fiscal 2010. Vehicle production for the Detroit Three automakers during fiscal 2011 was up 28% over fiscal 2010. Additionally, North American vehicle production during fiscal 2011 was up 20% over fiscal 2010.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Recent Business Developments

•

On July 1, 2011, our Pressure Cylinders operating segment purchased substantially all of the net assets of the BernzOmatic business (“Bernz”) from Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc. (the “Seller”), for cash consideration of approximately $51.0 million. The assets purchased include substantially all of the operating assets of Bernz, including machinery and equipment, intellectual property, inventories and the Bernz-owned facility in Winston-Salem, North Carolina. We will lease the Medina, New York facility from the Seller. Additionally, accounts receivable as of the closing date are being retained by the Seller. Foreign inventories and operations will transition to us over a period of approximately 90 days. We also generally assumed the trade accounts payable of Bernz arising in the ordinary course of business as of the closing date.

•

On May 9, 2011, our automotive body panels subsidiary, Gerstenslager, closed an agreement with International Tooling Solutions, LLC, a tooling design and build company, to combine their businesses in a newly-formed joint venture. This new joint venture, ArtiFlex, provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. Our investment in ArtiFlex is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ArtiFlex, the contributed net assets were deconsolidated effective May 9, 2011.

•	On March 18, 2011, we joined with Gestamp Renewables group to create Gestamp Worthington Wind Steel, LLC, a 50%-owned joint venture focused on producing towers for wind turbines being constructed in North America. This unconsolidated joint venture has identified Cheyenne, Wyoming as the site of its initial production facility. We anticipate contributing $9.5 million of cash to the Gestamp JV, mostly in fiscal 2012. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

•

On March 1, 2011, we closed an agreement with Marubeni-Itochu Steel America Inc. (“MISA”) to combine certain assets of Dietrich and ClarkWestern Building Systems in a newly-created joint venture. In exchange for the contributed net assets, we received a 25% interest in the new joint venture, ClarkDietrich, as well as the assets of certain MISA Metals, Inc. (“MMI”) steel processing locations, some of which were subsequently classified as assets held for sale in our consolidated balance sheet. Our contribution to ClarkDietrich consisted of our metal framing business, including all of the related working capital and six of the 13 facilities. We retained and continue to operate the remaining facilities, on a short-term basis, to support the transition of the business into the new joint venture. Following this brief transition period, these assets will be disposed of. Our investment in ClarkDietrich is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ClarkDietrich, the contributed net assets were deconsolidated effective March 1, 2011.

•

On December 28, 2010, we acquired a 60% ownership interest in Nitin Cylinders Limited, which is now Worthington Nitin Cylinders Limited (“WNCL”), for cash consideration of approximately $21.2 million. WNCL is a manufacturer of high pressure, seamless steel cylinders for compressed industrial gases and compressed natural gas storage in motor vehicles. The results of this joint venture are consolidated in our Pressure Cylinders operating segment due to our controlling financial interest.

•

On November 19, 2010, we joined with Hubei Modern Urban Construction and Development Group Co., Ltd. (“HMUCG”) of China to create Worthington Modern Steel Framing Manufacturing Co. Ltd (“WMSFMCo.”). We contributed approximately $6.2 million of cash in exchange for our 40% ownership interest in the joint venture. The purpose of WMSFMCo. is to design, manufacture, assemble and distribute steel framing materials and accessories for construction projects in five Central Chinese provinces and to provide project management and building design and construction supply services for those projects. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

•

On June 21, 2010, our Pressure Cylinders operating segment acquired, for cash consideration of $12.2 million, the net assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”), which manufactured extruded aluminum cylinders for medical oxygen, scuba, beverage service, industrial specialty and professional racing applications. The assets of Hy-Mark have been moved to our pressure cylinders facility located in Mississippi.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

Consolidated Operations

The following table presents consolidated operating results:

	Fiscal Year Ended May 31,
(dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$2,442.6	100.0%	$1,943.0	100.0%	$499.6
Cost of goods sold	2,086.4	85.4%	1,663.1	85.6%	423.3

Gross margin	356.2	14.6%	279.9	14.4%	76.3
Selling, general and administrative expense	235.2	9.6%	218.3	11.2%	16.9
Impairment of long-lived assets	4.4	0.2%	35.4	1.8%	(31.0)
Restructuring and other expense	2.6	0.1%	4.2	0.2%	(1.6)
Joint venture transactions	(10.4)	0.4%	-	0.0%	(10.4)

Operating income	124.4	5.1%	22.0	1.1%	102.4
Miscellaneous income	0.6	0.0%	1.1	0.1%	(0.5)
Interest expense	(18.8)	-0.8%	(9.5)	-0.5%	9.3
Equity in net income of unconsolidated affiliates	76.3	3.1%	64.6	3.3%	11.7
Income tax expense	(58.5)	-2.4%	(26.7)	-1.4%	31.8

Net earnings	124.0	5.1%	51.5	2.7%	72.5
Net earnings attributable to noncontrolling interest	(8.9)	-0.4%	(6.3)	-0.3%	(2.6)

Net earnings attributable to controlling interest	$115.1	4.7%	$45.2	2.3%	$69.9

Net earnings represent the results for our consolidated operations, including 100% of our consolidated joint ventures, Spartan Steel Coating, LLC (“Spartan”) and WNCL. The noncontrolling interest, or 48% of Spartan and 40% of WNCL, is subtracted to arrive at net earnings attributable to controlling interest (i.e., Worthington). For fiscal 2011, net earnings attributable to controlling interest were $115.1 million, an increase of $69.9 million from fiscal 2010.

•

Net sales increased $499.6 million from fiscal 2010 to $2,442.6 million. Higher volumes increased net sales by $271.3 million, most notably in our Steel Processing and Pressure Cylinders operating segments. Additionally, average selling prices increased over the prior fiscal year due to the higher cost of steel, favorably impacting net sales by $228.3 million in fiscal 2011. Selling prices are affected by the market price of steel, which averaged $680 per ton for fiscal 2011 as compared to an average of $549 per ton for fiscal 2010 (an increase of 24%).

•

Gross margin improved $76.3 million from fiscal 2010. The improvement in gross margin was primarily due to increased volumes in our Steel Processing and Pressure Cylinders operating segments, as well as an increase in the spread between average selling prices and the cost of steel, most notably in Steel Processing.

•

SG&A expense increased $16.9 million from fiscal 2010, primarily due to the impact of acquisitions and higher profit sharing and bonus expense, driven by the increase in net earnings during fiscal 2011.

•

Impairment charges decreased $31.0 million from fiscal 2010. Fiscal 2011 impairment charges of $4.4 million were comprised of the impairment of certain long-lived assets within our Global Group operating segment ($2.5 million) and our Steel Packaging operating segment ($1.9 million). This compares to impairment charges of $35.4 million in fiscal 2010, consisting primarily of the impairment of goodwill and other long-lived assets of our Commercial Stairs business unit reported as part of our then Construction Services operating segment ($32.7 million) as well as the impairment of certain long-lived assets within our Steel Packaging operating segment ($2.7 million). For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets.”

•

Restructuring and other expense decreased $1.6 million from fiscal 2010. Substantially all of the activity in both fiscal 2011 and fiscal 2010 was associated with the Transformation Plan, which continued to progress through the remaining steel processing facilities as well as the metal framing facilities that are now part of ClarkDietrich. Restructuring charges incurred in fiscal 2011 consisted primarily of employee severance and facility exit costs. Restructuring charges incurred in fiscal 2010 also consisted of employee severance and facility exit costs as well as professional fees. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense.”

•

Fiscal 2011 operating income was also favorably impacted by a one-time net gain of $10.4 million related to the contribution of certain net assets to our newly formed joint ventures, Artiflex and ClarkDietrich, and the corresponding deconsolidations of Gerstenslager and Dietrich. A one-time gain of approximately $8.6 million was recognized in connection with the deconsolidation of Gerstenslager, which was recorded net of impairment charges of approximately $6.4 million related to certain long-lived assets retained in the transaction. Similarly, a one-time gain of approximately $1.8 million was recognized in connection with the deconsolidation of Dietrich, which was recorded net of impairment charges of approximately $18.3 million and restructuring charges of approximately $11.2 million incurred in connection with the metal framing facilities retained. We continue to operate these facilities, on a short-term basis, to support the transition of the business into the new joint venture. Following this brief transition period, these assets will be disposed of. For additional information regarding the items classified as joint venture transactions in our consolidated statements of earnings, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies.”

•

Interest expense increased $9.3 million from fiscal 2010 primarily due to higher interest rates as a result of the April 2010 issuance of 6.50% notes due April 15, 2020 with an aggregate principal amount of $150.0 million. Higher debt levels driven by acquisitions, share repurchases and increased working capital needs also contributed to the increase in interest expense in fiscal 2011.

•

Equity in net income of unconsolidated affiliates increased $11.7 million from fiscal 2010. The majority of our equity in net income of unconsolidated affiliates is attributed to our WAVE joint venture, where net income increased 7% from fiscal 2010. Four other joint ventures, TWB Company, Worthington Specialty Processing, Serviacero Worthington and Samuel Steel Pickling all contributed earnings and showed a combined improvement of $5.1 million over fiscal 2010. ClarkDietrich also contributed to the fiscal 2011 increase, providing $2.1 million of equity income since its formation on March 1, 2011. For additional information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates.”

•

Income tax expense increased $31.8 million from fiscal 2010. Fiscal 2011 income tax expense reflects an effective tax rate attributable to controlling interest of 33.7% versus 37.1% in fiscal 2010. These rates are calculated based on net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. The decrease in the effective tax rate attributable to controlling interest was due primarily to (i) various changes in the estimated valuation of deferred taxes, including a $3.0 million valuation allowance recorded during fiscal 2010 related to net operating losses previously reported in state income tax filings, and (ii) the change in the mix of income among the jurisdictions in which we do business, partially offset by the impact of a fiscal 2010 tax benefit associated with the previously mentioned impairment charges. The 33.7% rate is lower than the federal statutory rate of 35.0% primarily as a result of the benefits from lower tax rates on foreign income and the qualified production activities deduction (collectively decreasing the rate by 4.1%). These impacts were partially offset by state and local income taxes of 2.8% (net of their federal tax benefit). For additional information regarding the deviation from statutory income tax rates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note K – Income Taxes.”

Segment Operations

Steel Processing

The following table summarizes the operating results of our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$1,405.5	100.0%	$989.0	100.0%	$416.5
Cost of goods sold	1,216.5	86.6%	853.2	86.3%	363.3

Gross margin	189.0	13.4%	135.8	13.7%	53.2
Selling, general and administrative expense	111.6	7.9%	84.9	8.6%	26.7
Restructuring and other income	(0.3)	0.0%	(0.5)	-0.1%	0.2

Operating income	$77.7	5.5%	$51.4	5.2%	$26.3

Material cost	$1,001.9		$685.3		$316.6
Tons shipped (in thousands)	2,589		2,055		534

Net sales and operating income highlights were as follows:

•

Net sales increased by $416.5 million from fiscal 2010 to $1,405.5 million. Direct and toll volume increased 25% and 27%, respectively, accounting for $256.3 million of the increase in net sales during fiscal 2011. The increase in volume was driven by stronger economic conditions, especially in the automotive end market. Additionally, higher base material prices in fiscal 2011 led to increased pricing for our products, favorably impacting net sales by $160.2 million over fiscal 2010.

•

Operating income increased by $26.3 million from fiscal 2010 to $77.7 million. Higher volumes, aided by the impact of acquisitions, improved operating income by $53.9 million. The impact of higher volumes, however, was partially offset by higher manufacturing expenses. Additionally, SG&A expense increased $26.7 million during fiscal 2011 due to higher profit sharing and bonus expenses, the impact of acquisitions and an increase in the portion of allocated corporate expenses.

Pressure Cylinders

The following table summarizes the operating results of our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$591.9	100.0%	$467.6	100.0%	$124.3
Cost of goods sold	474.8	80.2%	376.0	80.4%	98.8

Gross margin	117.1	19.8%	91.6	19.6%	25.5
Selling, general and administrative expense	68.1	11.5%	61.2	13.1%	6.9
Restructuring and other expense	-	0.0%	0.3	0.1%	(0.3)

Operating income	$49.0	8.3%	$30.1	6.4%	$18.9

Material cost	$273.9		$208.3		$65.6
Units shipped (in thousands)	59,037		55,436		3,601

Net sales and operating income highlights were as follows:

•

Net sales increased by $124.3 million from fiscal 2010 to $591.9 million. Higher volumes increased net sales by $92.2 million driven by the continued recovery in the European industrial gas and automotive markets, stable market conditions in our North American operations and the impact of acquisitions. Additionally, higher overall pricing for our products increased net sales by $32.1 million over fiscal 2010.

•

Operating income increased $18.9 million from fiscal 2010 to $49.0 million. Strong results from our North American operations, and the improvement and return to profitability of our European operations were the primary drivers of the increase in fiscal 2011 operating income. SG&A expense increased $6.9 million in fiscal 2011 mainly due to higher profit sharing and bonus expenses, the impact of acquisitions and an increase in the portion of allocated corporate expenses.

Metal Framing

The following table summarizes the operating results of our Metal Framing operating segment for the periods indicated. The operating results of the net assets contributed to ClarkDietrich are included through March 1, 2011, the date they were deconsolidated.

	Fiscal Year Ended May 31,
(dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$249.5	100.0%	$330.6	100.0%	$(81.1)
Cost of goods sold	225.8	90.5%	294.6	89.1%	(68.8)

Gross margin	23.7	9.5%	36.0	10.9%	(12.3)
Selling, general and administrative expense	31.6	12.7%	42.3	12.8%	(10.7)
Restructuring and other expense	1.4	0.6%	3.9	1.2%	(2.5)
Joint venture transactions	(1.8)	0.7%	-	0.0%	1.8

Operating loss	$(7.5)	-3.0%	$(10.2)	-3.1%	$2.7

Material cost	$161.0		$200.2		$(39.2)
Tons shipped (in thousands)	184		278		(94)

Net sales and operating loss highlights were as follows:

•

Net sales decreased by $81.1 million from fiscal 2010 to $249.5 million. A 34% decline in volumes, driven by the contribution of our metal framing business to ClarkDietrich as well as depressed levels of demand in the commercial and residential construction markets, reduced net sales by $111.9 million. Higher base material prices led to increased pricing for our products, favorably impacting net sales by $30.8 million.

•

Operating loss decreased $2.7 million from fiscal 2010 to $7.5 million. Gross margin decreased $12.3 million in fiscal 2011 driven by lower volumes due to the contribution of our metal framing business to ClarkDietrich as well as depressed levels of demand. The impact of the decrease in gross margin during fiscal 2011 was partially offset by a $10.7 million decrease in SG&A expense, also driven by lower volumes.

•

Additionally, a one-time net gain of $1.8 million recognized in connection with the deconsolidation of certain net assets of Dietrich also favorably impacted fiscal 2011 operating results. This gain was recorded net of impairment and restructuring charges incurred in connection with certain metal framing facilities retained of $18.3 million and $11.2 million, respectively. We continue to operate these facilities, on a short-term basis, to support the transition of the business into the new joint venture. Following this brief transition period, these assets will be disposed of. For additional information regarding the items classified as joint venture transactions in our consolidated statements of earnings, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies.”

Other

The Other category includes our Steel Packaging and Global Group operating segments, which do not meet the materiality tests for purposes of separate disclosure, as well as certain income and expense items not allocated to our operating segments. The Other category also includes the results of our former Automotive Body Panels operating segment, on a historical basis, through May 9, 2011.

The following table summarizes the operating results of the Other category for the periods indicated:

	Fiscal Year ended May 31,
(dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$195.6	100.0%	$155.9	100.0%	$39.7
Cost of goods sold	169.3	86.6%	139.5	89.5%	29.8

Gross margin	26.3	13.4%	16.4	10.5%	9.9
Selling, general and administrative expense	23.6	12.1%	29.8	19.1%	(6.2)
Impairment of long-lived assets	4.4	2.2%	35.4	22.7%	(31.0)
Restructuring and other expense	1.6	0.8%	0.5	0.3%	1.1
Joint venture transactions	(8.6)	4.4%	-		(8.6)

Operating income (loss)	$5.3	2.7%	$(49.3)	-31.6%	$54.6

Net sales and operating income (loss) highlights were as follows:

•

Net sales increased $39.7 million in fiscal 2011 to $195.6 million, as volumes across all operating segments increased. Construction-related business units within the Global Group operating segment, however, continue to be negatively affected by the weakness in the commercial construction.

•

Operating income improved $54.6 million from fiscal 2010 to $5.3 million. An increase in gross margin during fiscal 2011, aided by improvements in most operating segments, favorably impacted operating income by $9.9 million. Additionally, impairment charges decreased $31.0 million from fiscal 2010. Fiscal 2011 impairment charges of $4.4 million were comprised of the impairment of certain long-lived assets within our Global Group operating segment ($2.5 million) and our Steel Packaging operating segment ($1.9 million). This compares to impairment charges of $35.4 million in fiscal 2010, consisting primarily of the impairment of goodwill and other long-lived assets of our previously reported Construction Services operating segment ($32.7 million) as well as the impairment of certain long-lived assets within our Steel Packaging operating segment ($2.7 million).

Fiscal 2011 operating income was also favorably impacted by a one-time net gain of $8.6 million recognized in connection with the deconsolidation of Gerstenslager. This gain was recorded net of impairment charges of approximately $6.4 million related to certain long-lived assets of Gerstenslager that were retained. For additional information regarding the items classified as joint venture transactions in our consolidated statements of earnings, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A –Summary of Significant Accounting Policies.”

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

Net earnings attributable to controlling interest were $45.2 million for fiscal 2010, compared to a net loss attributable to controlling interest of $108.2 million for fiscal 2009.

•

Net sales in fiscal 2010 decreased $688.3 million from fiscal 2009 to $1,943.0 million. Decreased volumes, primarily in our Metal Framing operating segment and former Mid-Rise Construction and Military Construction operating segments, lowered net sales by $363.3 million. Lower average selling prices made up the remaining decrease, lowering net sales by $325.0 million. Selling prices are affected by the market price of steel, which averaged $549 per ton for fiscal 2010 as compared to an average of $726 per ton for fiscal 2009 (down 24%).

•

Gross margin in fiscal 2010 increased $105.2 million from fiscal 2009, and as a percent of net sales to 14.4% from 6.6%. This was primarily due to a $129.4 million improvement in the spread between selling prices and material costs, and $60.9 million in savings and efficiencies in manufacturing expenses, largely as a result of the Transformation Plan. The improved spread and manufacturing efficiencies were partially offset by depressed volumes, which reduced the gross margin by $85.1 million.

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

•

Impairment charges of $35.4 million for fiscal 2010 represented the third quarter write-off of goodwill and impairment charges for the former Construction Services operating segment ($32.7 million) and the second quarter impairment of long-lived assets related to the Steel Packaging operating segment ($2.7 million). The fiscal 2009 goodwill impairment charge of $97.0 million related to the Metal Framing operating segment, as the forecasted cash flows and discount rate assumptions used in valuing this operating segment were revised to reflect a weakened economy and construction market, which resulted in a valuation of the business which no longer supported the goodwill balance. The pre-tax restructuring charges of $4.2 million in fiscal 2010 and $43.0 million in fiscal 2009 related to the Transformation Plan, and included costs related to professional fees, facility closures and job reductions.

•

Interest expense of $9.5 million in fiscal 2010 declined $11.2 million from fiscal 2009 due to lower interest rates and lower average borrowings. We redeemed $118.5 million of 6.70% senior notes due December 1, 2009 (the “2009 Notes”) in June 2009, and the remaining $19.5 million of the 2009 Notes upon maturity in December 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities, which carried a lower interest rate than the 2009 Notes.

•

Equity in net income of unconsolidated affiliates of $64.6 million was largely made up of earnings from our WAVE joint venture, which were up 6%. Although WAVE is predominantly in the construction market, a majority of its sales go to the renovation sector, which had not been as heavily affected by the general downturn in the construction markets. Most of our other joint ventures also experienced improvements in their earnings. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” for further information about our participation in unconsolidated joint ventures.

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

The 37.1% rate is higher than the federal statutory rate of 35.0%, largely as a result of the change in valuation allowances, income tax accruals for tax audit resolutions and changes in estimated deferred taxes (collectively increasing the rate by 6.6%). These impacts were offset by benefits from the qualified production activities deduction and lower tax rates on foreign income (collectively decreasing the rate by 3.7%). For additional information regarding the deviation from statutory income rates, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note K – Income Taxes.”

Segment Operations

Steel Processing

The following table summarizes the operating results of our Steel Processing operating segment for the periods indicated:

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

Net sales and operating income (loss) highlights were as follows:

•

Net sales decreased by $194.0 million from fiscal 2009 to $989.0 million. The decrease was primarily attributable to lower average pricing ($217.1 million) due to the lower base prices of hot-rolled steel during fiscal 2010. Partially offsetting the decrease was stronger demand, particularly in the automotive market, as well as additional net sales resulting from the acquisition of the steel processing assets of Gibraltar Industries, Inc. (the “Gibraltar Assets”) in fiscal 2010.

•

Operating income was $51.4 million in fiscal 2010, compared to an operating loss of $68.1 million in fiscal 2009. Stronger demand, driven by the improved economy, and a larger spread between average selling prices and material costs, along with the acquisition of Gibraltar’s steel processing assets, resulted in an aggregate $119.5 million increase to operating income. SG&A expense was $5.1 million higher than in fiscal 2009, primarily due to higher profit sharing and bonus expenses, as well as the acquisition of the Gibraltar Assets, but was partially offset by a reduction in bad debt expense. Restructuring and other expense in fiscal 2009 related largely to the Transformation Plan.

Pressure Cylinders

The following table summarizes the operating results of our Pressure Cylinders operating segment for the periods indicated:

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

Net sales and operating income highlights were as follows:

•

Net sales of $467.6 million represented a decrease of $69.8 million from fiscal 2009. Weak demand, primarily in our European operations, and lower average selling prices were the drivers behind this decrease. The decrease in net sales was partially offset by the acquisitions of Structural Composites Industries, LLC (“SCI”) and Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively “Piper”), which took place during fiscal 2010, and contributed $43.1 million in net sales.

•

Operating income in fiscal 2010 decreased $31.1 million from fiscal 2009. An unfavorable change in the sales mix reduced gross margin by $21.4 million, while operational improvements and efficiencies in manufacturing expenses aided gross margin by $5.4 million. Gross margin as a percentage of net sales was stable at 19.6%. SG&A expenses increased $15.8 million, primarily due to the acquisitions of SCI and Piper, charges and expenses related to litigation and an increased share of corporate profit sharing, bonus and other expenses.

Metal Framing

The following table summarizes the operating results of our Metal Framing operating segment for the periods indicated:

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

Net sales and operating loss highlights were as follows:

•

Net sales decreased by $330.4 million from fiscal 2009 to $330.6 million. Lower volumes reduced net sales by $259.3 million, and lower average selling prices decreased net sales by $71.1 million. Lower volumes were largely attributable to the weak economy and depressed levels of demand in the commercial and residential construction markets. Lower average selling prices were mainly due to the lower average base prices of steel in fiscal 2010.

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

Other

The following table summarizes the operating results of the Other category for the periods indicated:

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

Net sales and operating loss highlights were as follows:

•

Net sales decreased by $94.0 million in fiscal 2010 to $155.9 million. Net sales in the Mid-Rise Construction, Military Construction, and Commercial Stairs operating segments decreased an aggregate of $71.8 million from fiscal 2009, primarily due to the ongoing depressed construction market. The Automotive Body Panels and Steel Packaging operating segments also experienced lower volumes, resulting in reductions in net sales of $10.9 million and $11.3 million, respectively.

•

The operating loss widened by $23.5 million versus fiscal 2009 due to the lower volumes mentioned above and $35.4 million in impairment charges. We recognized a $24.7 million write-off of goodwill and an $8.0 million impairment of other long-lived assets related to the former Construction Services operating segment, and a $2.7 million impairment of long-lived assets related to the Steel Packaging operating segment. These impairments were partially offset by lower restructuring charges related to the Transformation Plan, as the outside consulting fees associated with this effort have ceased. The responsibility for executing the Transformation Plan has been assumed by our internal teams.

Liquidity and Capital Resources

During fiscal 2011, we generated $71.9 million in cash from operating activities, received $20.6 million of proceeds from the sale of assets, invested $22.0 million in property, plant and equipment and paid $31.7 million, net of cash acquired, for the net assets of Hy-Mark and our 60% ownership interest in WNCL.

Additionally, we repurchased 7,954,698 of our common shares for $132.8 million and paid $30.2 million in dividends on our common shares, which excludes $11.0 million of dividend payments made to noncontrolling interests. These activities were funded with $133.0 million of short-term borrowings as well as the cash generated from operating activities. The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Years Ended May 31,
(in millions)	2011	2010
Net cash provided by operating activities	$71.9	$110.4
Net cash used by investing activities	(39.3)	(81.9)
Net cash used by financing activities	(35.4)	(25.8)

Increase (decrease) in cash and cash equivalents	(2.8)	2.7
Cash and cash equivalents at beginning of period	59.0	56.3

Cash and cash equivalents at end of period	$56.2	$59.0

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures, mandatory debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. We also believe we have adequate access to the financial markets to allow us to be in a position to sell long-term debt or equity securities. However, given the current uncertainty and volatility in the financial markets, our ability to access capital and the terms under which we can do so may change.

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

Net cash provided by operating activities was $71.9 million in fiscal 2011 compared to $110.4 million in fiscal 2010. The decrease from fiscal 2010 was driven primarily by changes in working capital as well as a change in classification of proceeds from our revolving trade accounts receivable securitization facility as short-term borrowings effective June 1, 2010. Proceeds received prior to June 1, 2010, were recorded as a reduction in accounts receivable. As of May 31, 2011, proceeds received and outstanding were $90.0 million compared to $45.0 million and $60.0 million as of May 31, 2010 and 2009, respectively. The overall decrease in net cash provided by operating activities was partially offset by higher net earnings during fiscal 2011.

Investing activities

Net cash used by investing activities was $39.3 million and $81.9 million in fiscal 2011 and fiscal 2010, respectively. This decrease of $42.6 million was caused by several factors, as explained below.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended May 31,
(in millions)	2011	2010
Steel Processing	$6.1	$5.9
Pressure Cylinders	10.0	19.4
Metal Framing	1.1	2.6
Other	4.8	6.4

	$22.0	$34.3

Capital expenditures in our Pressure Cylinders operating segment decreased $9.4 million in fiscal 2011 due primarily to expenditures for an upgrade of the capabilities at our pressure cylinders facility located in Austria. Significant expenditures on this project were incurred in fiscal 2010, when the project was completed.

We also used less cash for acquisitions in fiscal 2011, as the aggregate price paid in fiscal 2010 for the Gibraltar Assets, the assets of Piper and the membership interests of SCI was $31.4 million more than the aggregate price paid for the assets of Hy-Mark and our 60% ownership interest in WNCL in fiscal 2011. Higher proceeds from the sale of assets, which increased by $4.7 million in fiscal 2011, also contributed to the year-over-year decrease in cash used by investing activities. The impact of these items was partially offset by a $5.7 million increase in investments in unconsolidated affiliates due primarily to our $6.2 million contribution to our joint venture in China, WMSFMCo., in the fourth quarter of fiscal 2011.

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

Financing activities

Net cash used by financing activities was $35.4 million and $25.8 million in fiscal 2011 and fiscal 2010, respectively. In fiscal 2011, $132.8 million of cash was used to repurchase 7,954,698 of our common shares (see “Common shares” caption below). These share repurchases were funded with short-term borrowings, which increased $133.0 million in fiscal 2011 (see “Short-term borrowings” caption below). In fiscal 2010, the net proceeds from the issuance of the $150.0 million aggregate principal amount of senior notes due April 15, 2020 were used to pay down other debt and reduce amounts then outstanding under our revolving trade accounts receivable securitization facility.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. (Baa2) and Standard & Poor’s Ratings Group (BBB). We typically use the net proceeds from long-term debt for acquisitions, refinancing outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2011, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

On June 12, 2009, we redeemed $118.5 million of the then $138.0 million outstanding principal amount of 6.70% senior notes due December 1, 2009 (the “2009 Notes”). The consideration paid for the 2009 Notes was $1,025 per $1,000 principal amount of the 2009 Notes, plus accrued and unpaid interest. The remainder of the 2009 Notes became due and were redeemed, at face value, on December 1, 2009. The redemptions were funded by a combination of cash on hand and borrowings under existing credit facilities.

On April 13, 2010, we issued $150.0 million aggregate principal amount of senior notes due April 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility. The proceeds on the issuance of the 2020 Notes were reduced for debt discount ($0.2 million), payment of debt issuance costs ($1.5 million) and settlement of a hedging instrument entered into in anticipation of the issuance of the 2020 Notes ($1.4 million).

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. We were in compliance with our short-term debt covenants at May 31, 2011.

We maintain a $400.0 million multi-year revolving credit facility (the “Credit Facility”), which matures in May 2013. Borrowings under the Credit Facility have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At May 31, 2011, $41.5 million of borrowings were outstanding under the Credit Facility and bore interest at rates based on LIBOR, which averaged 0.87% at May 31, 2011. There were no borrowings outstanding under the Credit Facility at May 31, 2010.

We provided $9.0 million in letters of credit for third-party beneficiaries as of May 31, 2011. The letters of credit secure potential obligations to certain bond and insurance providers. These letters can be drawn at any time at the option of the beneficiaries, and while not drawn against at May 31, 2011 or May 31, 2010, these letters of credit are issued against and therefore reduce availability under the Credit Facility. We had $349.5 million available to us under the Credit Facility at May 31, 2011, compared to $426.7 million available to us at May 31, 2010.

We also have a $100.0 million revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility was available throughout fiscal 2011 and fiscal 2010. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of May 31, 2011, the pool of eligible accounts receivable exceeded the $100.0 million limit and $90.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

In June 2009, amended accounting guidance was issued with respect to the accounting for and disclosure of transfers of financial assets. This amended guidance impacts new transfers of many types of financial assets, including but not limited to factoring arrangements and sales of trade receivables, mortgages and installment loans. We adopted this amended accounting guidance on June 1, 2010. Upon adoption, it was determined that asset transfers to the AR facility no longer qualified for sales treatment. Accordingly, the $90.0 million of net proceeds received and outstanding at May 31, 2011 are classified as short-term borrowings in our consolidated balance sheets and as net proceeds from short-term borrowings in our consolidated statements of cash flows. Asset transfers prior to June 1, 2010, qualified for sales treatment and were therefore recorded as a reduction in the accounts receivable balance. As of May 31, 2010 and May 31,

2009, the $45.0 million and $60.0 million, respectively, in proceeds from the AR Facility were recorded as a reduction in the accounts receivable balance. Facility fees incurred after the adoption of the amended accounting guidance have been classified as interest expense. In contrast, facility fees incurred prior to June 1, 2010, were classified as miscellaneous expense. Facility fees of $1.1 million, $1.2 million, and $2.6 million were incurred during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

We also maintain a $9.5 million credit facility, through our consolidated joint venture, WNCL, that matures in November 2011. This credit facility bears interest at a variable rate, which was 13.5% at May 31, 2011.

Common shares – We declared quarterly dividends of $0.10 per common share for each quarter of fiscal 2011. We paid dividends on our common shares of $30.2 million and $31.7 million in fiscal 2011 and fiscal 2010, respectively. On June 29, 2011, our Board of Directors declared a quarterly dividend of $0.12 per share. This dividend is payable on September 29, 2011, to shareholders of record as of September 15, 2011.

On September 26, 2007, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares, of which 494,802 common shares remained available for repurchase at May 31, 2011. During fiscal 2011, we paid $132.8 million to repurchase 7,954,698 of our common shares. No common share repurchases were made under this authorization during fiscal 2010.

On June 29, 2011, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares, increasing the total number of common shares available for repurchase to 10,494,802.

The common shares available for repurchase under these authorizations may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2011. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$133.0	$133.0	$-	$-	$-
Long-term debt	250.3	-	0.2	100.2	149.9
Interest expense on long-term debt	109.2	15.1	30.2	24.9	39.0
Operating leases	32.4	7.8	11.3	5.1	8.2
Unconditional purchase obligations	18.9	2.4	4.7	4.7	7.1

Total contractual cash obligations	$543.8	$158.3	$46.4	$134.9	$204.2

Interest expense on long-term debt is computed by using the fixed rates of interest on the debt, including impacts of the related interest rate hedge. Unconditional purchase obligations are to secure access to a facility used to regenerate acid used in our Steel Processing operating segment through the fiscal year ending May 31, 2019. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $5.4 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included this amount in the contractual obligations table above.

The following table summarizes our other commercial commitments as of May 31, 2011. These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantees	$20.9	$15.9	$-	$5.0	$-
Standby letters of credit	9.0	9.0	-	-	-

Total commercial commitments	$29.9	$24.9	$-	$5.0	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2011, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15.9 million at May 31, 2011. We have also guaranteed the repayment of a $5.0 million term loan held by ArtiFlex, an unconsolidated joint venture. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on June 1, 2012, is not expected to have a material impact on our financial position or results of operations.

In May 2011, amended accounting guidance was issued that resulted in common fair value measurements and disclosures under both U.S. GAAP and International Financial Reporting Standards. This amended guidance is explanatory in nature and does not require additional fair value measurements nor is it intended to result in significant changes in the application of current guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this amended accounting guidance, effective for us on March 1, 2012, to have a material impact on our financial position or results of operations.

In October 2009, amended accounting guidance was issued for revenue arrangements with multiple deliverables. This amended guidance sets forth requirements that must be met for an entity to recognize revenue from a sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. Additionally, the amended guidance requires more disclosure about an entity’s multiple-element arrangements. This amended guidance became effective for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. Our adoption of this amended accounting guidance on June 1, 2011, did not have a material impact on our financial position or results of operations.

Environmental

We do not believe environmental issues have had or will have a material effect on our capital expenditures, future results of operations or financial position.

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

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable and the ability to collect is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected. We provide for returns and allowances based on historical experience and current customer activities.

The business units that comprise the Global Group operating segment, which have contributed less than 5.0% of consolidated net sales for each of the last three fiscal years, recognize revenue on a percentage-of-completion method.

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

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe our related reserves are sized appropriately. The reserve for doubtful accounts decreased approximately $1.6 million during fiscal 2011 to $4.2 million. This reduction was primarily the result of the write-off of previously reserved accounts and, to a lesser extent, the contribution of our metal framing business to the ClarkDietrich joint venture.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Inventory Valuation:    Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. This assessment requires the use of significant estimates to determine replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. We believe that our inventories were valued appropriately as of May 31, 2011, and May 31, 2010.

Impairment of Definite-Lived Long-Lived Assets:    We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized in our consolidated statements of earnings. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds fair value.

Fiscal 2011: During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our former Automotive Body Panels operating segment that were not contributed to the ArtiFlex joint venture, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $6.4 million. Consistent with the classification of the gain on deconsolidation, as more fully described in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial statements – Note A – Summary of Significant Accounting Policies,” this impairment charge was recognized within the joint venture transactions line item in our consolidated statements of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived within our Metal Framing operating segment that were not contributed to the ClarkDietrich joint venture, we determined indicators of impairment were present. Recoverability of the identified assets was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $18.3 million. Consistent with the classification of the gain on deconsolidation and related restructuring charges, as more fully described in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial statements – Note A – Summary of Significant Accounting Policies,” this impairment charge was recognized within the joint venture transactions line item in our consolidated statements of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Commercial Stairs business unit, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $2.5 million, which was recognized within impairment of long-lived assets in our consolidated statement of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Steel Packaging operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $1.9 million, which was recognized within impairment of long-lived assets in our consolidated statement of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value” for information regarding the determination of fair value for these assets.

During the third quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Metal Framing and Steel Packaging operating segments, we determined indicators of impairment were present. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment charges were recognized.

During the second and third quarters of fiscal 2011, due largely to changes in the intended use of certain long-lived assets of our consolidated joint venture, Spartan, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to the asset group was more than the net book value; therefore, no impairment charges were recognized.

Fiscal 2010: Due largely to changes in the intended use of certain long-lived assets within our Steel Processing operating segment during the fourth quarter of fiscal 2010, we determined that indicators of impairment were present. Therefore, long-lived assets were tested for impairment during the fourth quarter of fiscal 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment charges were recognized.

Due to continued deterioration in business and market conditions impacting our Metal Framing and then Construction Services operating segments during the third quarter of fiscal 2010, we determined that indicators of potential impairment were present for long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the fiscal quarter ended February 28, 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

The sum of the undiscounted future cash flows related to the identified metal framing assets was more than the related net book value of the asset group. Therefore, no impairment charges were recognized with regard to these long-lived assets.

The sum of the undiscounted future cash flows related to an identified asset group within the then Construction Services operating segment was less than the net book value for the asset group. Therefore, an impairment charge of $8.1 million was recognized during the fiscal quarter ended February 28, 2010. This impairment charge was recorded within impairment of long-lived assets in our consolidated statements of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at February 28, 2010. The impaired assets consisted largely of customer lists and also included trade name and technology assets. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value” for information regarding the determination of fair value for these assets.

Due to continued deterioration in business and market conditions impacting our Metal Framing and then Construction Services operating segments during the first and second quarters of fiscal 2010, we determined that indicators of potential impairment were present for certain long-lived assets. Therefore, the identified assets, including intangible assets with finite useful lives, were tested for impairment during the fiscal quarters ended August 31, 2009 and November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the corresponding net book value; therefore, no impairment charges were recognized.

Due to continued deterioration in business and market conditions impacting the Steel Packaging operating segment during the second quarter of fiscal 2010, we determined that indicators of potential impairment were present for certain long-lived assets. Therefore, those long-lived assets were tested for impairment during the fiscal quarter ended November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to the Steel Packaging asset group was less than the net book value for the asset group. Therefore, an impairment charge of $2.7 million was recognized. This impairment charge was recorded within impairment of long-lived assets in our consolidated statement of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at November 30, 2009. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value” for information regarding the determination of fair value for these assets.

Impairment of Indefinite-Lived Long-Lived Assets:    Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

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

Fiscal 2011: During the fourth quarter of fiscal 2011, we completed our annual impairment evaluation of goodwill. The estimated fair value of our Pressure Cylinders operating segment, the only reporting unit with goodwill throughout fiscal 2011, exceeded its carrying value by a substantial amount and, therefore, no impairment charges were recognized. However, future declines in the market and deterioration in earnings could lead to impairment of goodwill and other long-lived assets in subsequent periods.

Fiscal 2010: Due to industry changes, weakness in the construction market and the depressed results in the then Construction Services operating segment, we determined that indicators of impairment were present and, therefore, tested the goodwill of this operating segment for impairment on a quarterly basis throughout fiscal 2010. Given the significant decline in, and continued uncertainty of, the construction market throughout the first half of fiscal 2010, during the third quarter, we revised downward the forecasted cash flows used in our impairment evaluation. After reviewing the revised valuation and the fair value estimates of the remaining net assets, it was determined that the value of the business no longer supported its goodwill balance of $24.7 million. As a result, the full amount was written-off during the third quarter of fiscal 2010. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings.

During the fourth quarter of fiscal 2010, we completed our annual impairment evaluation of the remaining goodwill balance, consisting solely of goodwill within our Pressure Cylinders operating segment. The estimated fair value of our Pressure Cylinders operating segment exceeded its carrying value by a substantial amount and, therefore, no impairment charges were recognized.

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

Income Taxes:    In accordance with the authoritative accounting guidance, we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

We have reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, and release of administrative guidance or court decisions affecting a particular tax issue.

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

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain financial and commodity-based derivative instruments. These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note O – Derivative Instruments and Hedging Activities” for additional information.

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap has a notional amount of $100.0 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the unsecured Floating Rate Senior Notes due December 17, 2014. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K. The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution. No credit loss is anticipated. We pay a fixed rate of 4.46% and receive a variable rate based on the six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would not materially impact the fair value of our interest rate swap. A sensitivity analysis of changes in the interest rates on our variable rate debt indicates that a 10% increase in those rates would not have materially impacted our reported results. Based on the terms of the noted derivative contract, such changes would also be expected to materially offset against each other.

We entered into a U.S. Treasury Rate-based treasury lock in April 2010, in anticipation of the issuance of $150.0 million principal amount of our 2020 Notes. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables

Securitization” of this Annual Report on Form 10-K for additional information regarding the 2020 Notes. The treasury lock had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 10-year fixed-rate debt. Upon pricing of the 2020 Notes, the derivative was settled and resulted in a loss of approximately $1.4 million, which has been reflected within other comprehensive income on the consolidated statements of equity. That balance will be recognized in earnings, as an increase to interest expense, over the life of the related 2020 Notes.

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects us to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2011, the difference between the contract and book value of these instruments was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of steel, zinc, nickel and natural gas. These contracts covered periods commensurate with known or expected exposures throughout the fiscal year ended May 31, 2011. The derivative instruments were executed with highly rated financial institutions. No credit loss is anticipated. No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2011 and 2010 are summarized below. Fair values of these derivatives do not consider the offsetting impact of the underlying hedged item.

	Fair Value At May 31,
(in millions)	2011	2010
Interest rate	$(12.4)	$(10.6)
Foreign currency	(0.6)	(0.2)
Commodity	1.1	0.4

	$(11.9)	$(10.4)

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

Item 8. — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended May 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

August 1, 2011

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$56,167	$59,016
Receivables, less allowances of $4,150 and $5,752 at May 31, 2011 and 2010	388,550	301,455
Inventories:
Raw materials	189,450	177,819
Work in process	98,940	106,261
Finished products	82,440	80,251

Total inventories	370,830	364,331

Income taxes receivable	1,356	1,443
Assets held for sale	9,681	2,637
Deferred income taxes	28,297	21,964
Prepaid expenses and other current assets	36,754	31,439

Total current assets	891,635	782,285

Investments in unconsolidated affiliates	232,149	113,001
Goodwill	93,633	79,543
Other intangible assets, net of accumulated amortization of $12,688 and $17,768 at May 31, 2011 and 2010	19,958	23,964
Other assets	24,540	15,391
Property, plant and equipment:
Land	26,960	31,660
Buildings and improvements	182,030	242,990
Machinery and equipment	751,865	898,439
Construction in progress	7,878	13,725

Total property, plant and equipment	968,733	1,186,814
Less accumulated depreciation	563,399	680,651

Total property, plant and equipment, net	405,334	506,163

Total assets	$1,667,249	$1,520,347

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2011	2010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$253,404	$258,730
Short-term borrowings	132,956	-
Accrued compensation, contributions to employee benefit plans and related taxes	72,312	62,413
Dividends payable	7,175	7,932
Other accrued items	52,023	41,635
Income taxes payable	7,132	9,092

Total current liabilities	525,002	379,802
Other liabilities	67,309	68,380
Long-term debt	250,254	250,238
Deferred income taxes	83,981	71,893

Total liabilities	926,546	770,313

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding, 2011 – 71,683,876 shares, 2010 – 79,217,421 shares	-	-
Additional paid-in capital	181,525	189,918
Accumulated other comprehensive income (loss), net of taxes of $5,456 and $5,653 at May 31, 2011 and 2010	3,975	(10,631)
Retained earnings	504,410	532,126

Total shareholders’ equity – controlling interest	689,910	711,413
Noncontrolling interest	50,793	38,621

Total equity	740,703	750,034

Total liabilities and equity	$1,667,249	$1,520,347

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2011	2010	2009
Net sales	$2,442,624	$1,943,034	$2,631,267
Cost of goods sold	2,086,467	1,663,104	2,456,533

Gross margin	356,157	279,930	174,734
Selling, general and administrative expense	235,198	218,315	210,046
Impairment of long-lived assets	4,386	35,409	96,943
Restructuring and other expense	2,653	4,243	43,041
Joint venture transactions	(10,436)	-	-

Operating income (loss)	124,356	21,963	(175,296)
Other income (expense):
Miscellaneous income (expense)	597	1,127	(2,329)
Gain on sale of investment in Aegis	-	-	8,331
Interest expense	(18,756)	(9,534)	(20,734)
Equity in net income of unconsolidated affiliates	76,333	64,601	48,589

Earnings (loss) before income taxes	182,530	78,157	(141,439)
Income tax expense (benefit)	58,496	26,650	(37,754)

Net earnings (loss)	124,034	51,507	(103,685)
Net earnings attributable to noncontrolling interest	8,968	6,266	4,529

Net earnings (loss) attributable to controlling interest	$115,066	$45,241	$(108,214)

Basic
Average common shares outstanding	74,803	79,127	78,903

Earnings (loss) per share attributable to controlling interest	$1.54	$0.57	$(1.37)

Diluted
Average common shares outstanding	75,409	79,143	78,903

Earnings (loss) per share attributable to controlling interest	$1.53	$0.57	$(1.37)

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest						Noncontrolling Interest	Total
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total
	Shares	Amount
Balance at May 31, 2008	79,308,056	$-	$174,900	24,633	$685,844	$885,377	$42,163	$927,540
Comprehensive loss:
Net earnings (loss)	-	-	-	-	(108,214)	(108,214)	4,529	(103,685)
Foreign currency translation	-	-	-	(9,866)	-	(9,866)	(1,874)	(11,740)
Pension liability adjustment, net of tax of $14	-	-	-	(4,766)	-	(4,766)	-	(4,766)
Cash flow hedges, net of tax of $3,187	-	-	-	(5,544)	-	(5,544)	(772)	(6,316)

Total comprehensive income (loss)						(128,390)	1,883	(126,507)

Common shares issued	339,561	-	3,875	-	-	3,875	-	3,875
Stock-based compensation	-	-	5,767	-	-	5,767	-	5,767
Purchases and retirement of common shares	(650,000)	-	(1,448)	-	(10,954)	(12,402)	-	(12,402)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(7,152)	(7,152)
Cash dividends declared ($0.61 per share)	-	-		-	(48,115)	(48,115)	-	(48,115)
Other	-	-	(43)	-	-	(43)	-	(43)

Balance at May 31, 2009	78,997,617	-	183,051	4,457	518,561	706,069	36,894	742,963
Comprehensive income (loss):
Net earnings	-	-	-	-	45,241	45,241	6,266	51,507
Unrealized gain on investment	-	-	-	5	-	5	-	5
Foreign currency translation	-	-	-	(13,739)	-	(13,739)	-	(13,739)
Pension liability adjustment, net of tax of $1,163	-	-	-	317	-	317	-	317
Cash flow hedges, net of tax of $854	-	-	-	(1,671)	-	(1,671)	-	(1,671)

Total comprehensive income						30,153	6,266	36,419

Common shares issued	219,804	-	2,291	-	-	2,291	-	2,291
Stock-based compensation	-	-	4,576	-	-	4,576	-	4,576
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(4,539)	(4,539)
Cash dividends declared ($0.40 per share)	-	-	-	-	(31,676)	(31,676)	-	(31,676)

Balance at May 31, 2010	79,217,421	-	189,918	(10,631)	532,126	711,413	38,621	750,034
Comprehensive income:
Net earnings	-	-	-	-	115,066	115,066	8,968	124,034
Foreign currency translation	-	-	-	13,006	-	13,006	40	13,046
Pension liability adjustment, net of tax of $(760)	-	-	-	1,442	-	1,442	-	1,442
Cash flow hedges, net of tax of $563	-	-	-	158	-	158	-	158

Total comprehensive income						129,672	9,008	138,680

Acquisition of Nitin Cylinders Limited	-	-	-	-	-	-	14,156	14,156
Common shares issued	421,153	-	4,827	-	-	4,827	-	4,827
Stock-based compensation	-	-	6,173	-	-	6,173	-	6,173
Purchases and retirement of common shares	(7,954,698)		(19,393)		(113,371)	(132,764)	-	(132,764)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(10,992)	(10,992)
Cash dividends declared ($0.40 per share)	-	-	-	-	(29,411)	(29,411)	-	(29,411)

Balance at May 31, 2011	71,683,876	$-	$181,525	$3,975	$504,410	$689,910	$50,793	$740,703

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended May 31,
	2011	2010	2009
Operating activities:
Net earnings (loss)	$124,034	$51,507	$(103,685)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	61,058	64,653	64,073
Impairment of long-lived assets	4,386	35,409	96,943
Restructuring and other expense, non-cash	203	3,408	8,925
Joint venture transactions, non-cash	(21,652)	-	-
Provision for deferred income taxes	7,482	(6,110)	(25,479)
Bad debt expense (income)	1,236	(900)	8,307
Equity in net income of unconsolidated affiliates, net of distributions	(19,188)	(12,007)	8,491
Net (gain) loss on sale of assets	652	(3,908)	1,317
Stock-based compensation	6,173	4,570	5,767
Excess tax benefits – stock-based compensation	(674)	(165)	(433)
Gain on acquisitions and sales of subsidiary investments	-	(891)	(8,331)
Changes in assets and liabilities:
Receivables	(96,056)	(114,892)	226,690
Inventories	(24,261)	(64,499)	329,892
Prepaid expenses and other current assets	(10,465)	30,425	(20,805)
Other assets	922	205	(643)
Accounts payable and accrued expenses	31,098	125,613	(321,798)
Other liabilities	6,947	(1,999)	(14,905)

Net cash provided by operating activities	71,895	110,419	254,326

Investing activities:
Investment in property, plant and equipment, net	(22,025)	(34,319)	(64,154)
Acquisitions, net of cash acquired	(31,705)	(63,098)	(42,199)
Distributions from (investments in) unconsolidated affiliates, net	(6,161)	(483)	20,362
Proceeds from sale of assets	20,614	15,950	6,883
Proceeds from sale of investments in unconsolidated affiliates	-	-	25,863

Net cash used by investing activities	(39,277)	(81,950)	(53,245)

Financing activities:
Net proceeds from (payments of) short-term borrowings	132,956	(980)	(142,385)
Proceeds from long-term debt, net	-	146,942	-
Principal payments on long-term debt	-	(138,013)	(7,241)
Proceeds from issuance of common shares	4,827	2,313	3,899
Excess tax benefits – stock-based compensation	674	165	433
Payments to minority interest	(10,992)	(4,539)	(7,152)
Repurchase of common shares	(132,764)	-	(12,402)
Dividends paid	(30,168)	(31,660)	(53,686)

Net cash used by financing activities	(35,467)	(25,772)	(218,534)

Increase (decrease) in cash and cash equivalents	(2,849)	2,697	(17,453)
Cash and cash equivalents at beginning of year	59,016	56,319	73,772

Cash and cash equivalents at end of year	$56,167	$59,016	$56,319

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2011, 2010 and 2009

Note A – Summary of Significant Accounting Policies

Consolidation:    The consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”). Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated. During the year ended May 31, 2011 (“fiscal 2011”), we changed the presentation of our consolidated statements of cash flows to begin with net earnings as opposed to net earnings attributable to controlling interest. Prior year amounts have been reclassified to conform to the fiscal 2011 presentation.

Spartan Steel Coating, LLC (“Spartan”), in which we own a 52% controlling interest, and Worthington Nitin Cylinders Limited (“WNCL”), in which we own a 60% controlling interest, are fully consolidated with the equity owned by the respective other joint venture member shown as noncontrolling interest on our consolidated balance sheets, and the respective other joint venture member’s portion of net earnings shown as net earnings attributable to noncontrolling interest in our consolidated statements of earnings.

In June 2009, amended accounting guidance was issued regarding the consolidation of variable-interest entities (“VIEs”). This amended guidance made significant changes to the model for determining the primary beneficiary, if any, of a VIE, and clarifies how often this assessment should be performed. We adopted this amended accounting guidance on June 1, 2010. There was no impact to our consolidated results of operations or financial position upon adoption.

Deconsolidation of The Gerstenslager Company:    On May 9, 2011, The Gerstenslager Company (“Gerstenslager”), the business unit comprising our Automotive Body Panels operating segment, closed an agreement with International Tooling Solutions, LLC, a tooling design and build company, to combine certain assets in a newly-formed joint venture, ArtiFlex Manufacturing, LLC (“ArtiFlex”).

Our contribution to ArtiFlex included all of our automotive body panels operations. However, we retained the accounts receivable and employee benefit obligations outstanding as of the closing date. In addition, we retained the land and building of Gerstenslager’s manufacturing facility located in Wooster, Ohio (the “Wooster Facility”), which became the subject of a lease agreement with ArtiFlex upon closing of the transaction. We determined the change in our intended use of the long-lived assets to be an indicator of impairment and, accordingly, performed an impairment evaluation in accordance with the applicable accounting literature. As more fully described in “Note C – Goodwill and Other Long-Lived Assets,” this evaluation resulted in an impairment charge of $6,414,000, which was recorded within the joint venture transactions line item in our consolidated statements of earnings.

In exchange for the contributed net assets, we received a 50% interest in ArtiFlex and certain cash and other consideration. As more fully described in “Note B – Investments in Unconsolidated Affiliates,” our investment in ArtiFlex is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ArtiFlex, the contributed net assets were deconsolidated effective May 9, 2011, resulting in a one-time gain of $15,040,000. Consistent with the impairment charges incurred in connection with the transaction, this gain was recorded within the joint venture transactions line item in our consolidated statements of earnings. Refer to “Note M – Segment Data” for additional information regarding the impact of this transaction to our reportable business segments.

The following table summarizes the consideration received, the consideration transferred and the resulting net gain on deconsolidation:

(in thousands)
Consideration received (at fair value):
Interest in ArtiFlex	$28,404
Cash and other consideration	9,235

Total consideration received	37,639
Consideration transferred (at book value)	22,599

Gain on deconsolidation	15,040
Less: Impairment of long-lived assets	6,414

Net gain on deconsolidation	$8,626

In accordance with the applicable accounting guidance, our interest in ArtiFlex was recorded at its fair value as of the closing date. For additional information regarding the fair value of our interest in ArtiFlex, refer to “Note P – Fair Value.”

Deconsolidation of Dietrich Metal Framing:    On March 1, 2011, we closed an agreement with Marubeni-Itochu Steel America, Inc. (“MISA”) to combine certain assets of Dietrich Metal Framing (“Dietrich”) and ClarkWestern Building Systems, Inc. in a newly-formed joint venture, Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”).

Our contribution to ClarkDietrich consisted of our metal framing business, including all of the related working capital and six of the 13 facilities. We retained and continue to operate the remaining facilities, on a short-term basis, to support the transition of the business into the new joint venture. Following this brief transition period, these assets will be disposed of. We determined the change in our intended use of these long-lived assets to be an indicator of impairment and, accordingly, performed an impairment evaluation in accordance with the applicable accounting literature. Recoverability of the identified assets was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $18,293,000, which was recognized within the joint venture transactions line item in our consolidated statements of earnings.

In connection with the planned closure of the retained metal framing facilities, approximately $11,216,000 of restructuring charges were recognized during the fourth quarter of fiscal 2011, consisting of $7,183,000 of employee severance and $4,033,000 post-closure facility exit and other costs. These restructuring charges were also recorded within the joint venture transactions line item in our consolidated statements of earnings.

In exchange for the contributed net assets, we received a 25% interest in ClarkDietrich and the assets of certain MISA Metals, Inc. (“MMI”) steel processing locations. As more fully described in “Note B – Investments in Unconsolidated Affiliates,” our investment in ClarkDietrich is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ClarkDietrich, the contributed net assets were deconsolidated effective March 1, 2011, resulting in a one-time gain of $31,319,000. Consistent with the impairment and restructuring charges incurred in connection with this transaction, this gain was recorded within the joint venture transactions line item in our consolidated statements of earnings.

The following table summarizes the consideration received, the consideration transferred and the resulting net gain on the deconsolidation:

(in thousands)
Consideration received (at fair value):
MMI steel processing assets	$72,600
Interest in ClarkDietrich	58,250
Receivable for excess working capital	4,862

Total consideration received	135,712
Consideration transferred (at book value)	104,393

Gain on deconsolidation	31,319
Less: Impairment of long-lived assets	18,293
Restructuring charges	11,216

Net gain on deconsolidation	$1,810

In accordance with the applicable accounting guidance, our interest in ClarkDietrich was recorded at its fair value as of the closing date. For additional information regarding the fair value of our interest in ClarkDietrich, refer to “Note P – Fair Value.”

Refer to “Note N – Acquisitions” for additional information regarding the accounting for the MMI steel processing assets acquired.

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

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. We believe our inventories were valued appropriately as of May 31, 2011 and May 31, 2010.

Derivative Financial Instruments:    We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. All derivative instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line item as the underlying hedged item. The effective portion of gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income (“AOCI”) and are recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. Ineffectiveness of the hedges during fiscal 2011, the fiscal year ended May 31, 2010 (“fiscal 2010”) and the fiscal year ended May 31, 2009 (“fiscal 2009”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows.

In order for hedging relationships to qualify for hedge accounting under current accounting guidance, we formally document each hedging relationship and its risk management objective. This documentation includes the hedge strategy, the hedging instrument, the hedged item, the nature of the risk being hedged, how hedge effectiveness will be assessed prospectively and retrospectively as well as a description of the method used to measure hedge ineffectiveness.

Derivative instruments are executed only with highly rated financial institutions. No credit loss is anticipated on existing instruments, and no such material losses have been experienced to date. We continue to monitor our positions, as well as the credit ratings of counterparties to those positions.

We discontinue hedge accounting when it is determined that the derivative instrument is no longer effective in offsetting the hedged risk, expires or is sold, is terminated or is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur or we determine that designation of the hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative instrument is retained, we continue to carry the derivative instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in net earnings immediately. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and immediately recognize the gains and losses that were accumulated in AOCI.

Refer to “Note O – Derivative Instruments and Hedging Activities” for additional information regarding the consolidated balance sheet location and the risk classification of our derivative instruments.

Risks and Uncertainties:    As of May 31, 2011, we, together with our unconsolidated affiliates, operated 78 production facilities in 14 states and 11 countries. Our largest markets are the automotive and construction markets, which comprised 33% and 20%, respectively, of consolidated net sales in fiscal 2011. Our foreign operations represented 8% of consolidated net sales, 5% of pre-tax earnings attributable to controlling interest, and 32% of consolidated net assets as of and for the year ended May 31, 2011. As of May 31, 2011, approximately 7% of our consolidated labor force was represented by collective bargaining agreements. This includes approximately 200 employees whose labor contracts expire or will otherwise require renegotiation within the fiscal year ending May 31, 2012 (“fiscal 2012”). The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2011, our largest customer accounted for approximately 6% of our consolidated net sales, and our ten largest customers accounted for approximately 24% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, in general, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Declining steel prices could also require us to write-down the value of our inventories to reflect current market pricing. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Receivables:    We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances, including limited warranties on certain products, are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales. The portion of the liability related to product warranties was immaterial at May 31, 2011 and 2010.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts decreased approximately $1,602,000 during fiscal 2011 to $4,150,000. This reduction was primarily the result of the write-off of previously reserved accounts and, to a lesser extent, the contribution of our metal framing business to the ClarkDietrich joint venture.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $57,765,000, $60,529,000 and $60,178,000 during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets:    We use the purchase method of accounting for any business combinations initiated after June 30, 2002, and recognize amortizable intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if indicators of impairment are present. The annual impairment test is performed during the fourth quarter of each fiscal year. We do not have any material intangible assets with indefinite lives other than goodwill.

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

Our impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is largely based on discounted cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcomes of the tests performed. See “Note C – Goodwill and Other Long-Lived Assets” for additional details regarding these assets and related impairment testing.

Leases:    Certain lease agreements contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the length of the lease term. Leasehold improvements made by the lessee, whether funded by the lessee or by landlord allowances or incentives, are recorded as leasehold improvement assets and will be amortized over the shorter of the economic life or the lease term. These incentives are also recorded as deferred rent and amortized as reductions in rent expense over the lease term.

Capitalized Interest:    We capitalize interest in connection with the construction of qualified assets. Under this accounting policy, we capitalized interest of $103,000, $184,000, and $346,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Stock-Based Compensation:    At May 31, 2011, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note I – Stock-Based Compensation.” All share-based awards, including grants of stock options, are recorded as expense in the consolidated statements of earnings based on their grant-date fair values.

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

The business units that comprise the Worthington Global Group (the “Global Group”) operating segment, which have contributed less than 5.0% of consolidated net sales for each of the last three fiscal years, recognize revenue on a percentage-of-completion method. Refer to “Note M – Segment Data” for additional information regarding the recently-formed Global Group operating segment.

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $3,817,000, $3,838,000, and $4,813,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

Statements of Cash Flows:    Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2011	2010	2009
Interest paid, net of amount capitalized	$17,358	$9,814	$20,964
Income taxes paid, net of (refunds)	53,194	(1,601)	41,679

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows.

Income Taxes:    We account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

Tax benefits from uncertain tax positions that are recognized in the consolidated financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

We have reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues and release of administrative guidance or court decisions affecting a particular tax issue.

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

Recently Issued Accounting Standards:    In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on June 1, 2012, is not expected to have a material impact on our financial position or results of operations.

In May 2011, amended accounting guidance was issued that resulted in common fair value measurements and disclosures under both U.S. GAAP and International Financial Reporting Standards. This amended guidance is explanatory in nature and does not require additional fair value measurements nor is it intended to result in significant changes in the application of current guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this amended accounting guidance, effective for us on March 1, 2012, to have a material impact on our financial position or results of operations.

In October 2009, amended accounting guidance was issued for revenue arrangements with multiple deliverables. This amended guidance sets forth requirements that must be met for an entity to recognize revenue from a sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. Additionally, the amended guidance requires more disclosure about an entity’s multiple-element arrangements. This amended guidance became effective for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. Our adoption of this amended accounting guidance on June 1, 2011, did not have a material impact on our financial position or results of operations.

Note B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2011, these equity investments and the percentage interests owned consisted of: ArtiFlex (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), LEFCO Worthington, LLC (49%), Samuel Steel Pickling Company (31%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

On May 9, 2011, we joined with International Tooling Solutions, LLC to form ArtiFlex, a joint venture that provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. We contributed our automotive body panels business in exchange for a 50% ownership interest. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

In accordance with the applicable accounting guidance, our investment in ArtiFlex was recognized at fair value based on the total enterprise fair value of the joint venture of approximately $56,808,000. This amount exceeded the book value of the underlying equity in the net assets of the joint venture by approximately $31,098,000. Our share of this excess fair value, or cost, is included within the carrying value of our investment in the unconsolidated affiliate and recognized as an adjustment to equity income in periods subsequent to acquisition. We attributed this excess fair value to the following assets:

(in thousands)
Inventories(1)	$1,900
Intangible assets(2)	8,200
Property, plant and equipment, net(3)	8,198

Total identifiable assets	18,298
Equity method goodwill(4)	12,800

Total excess fair value	$31,098

(1)	Recognized as an adjustment to equity income as the related inventories are sold.
(2)

Includes $7,500,000 related to definite-lived intangible assets. This amount will be amortized to equity income over the estimated useful lives of those assets. The remaining $700,000 relates to intangible assets with indefinite useful lives, which will be reviewed for impairment in accordance with the applicable accounting guidance and, to the extent impaired, recognized as a reduction to equity income.

(3)	Recognized as an adjustment to equity income over the estimated useful lives of the related assets in a manner consistent with depreciation.
(4)	Will be reviewed for impairment in accordance with the applicable accounting guidance and, to the extent impaired, recognized as a reduction to equity income.

On March 18, 2011, we joined with Gestamp Renewables group to create the Gestamp JV, a joint venture focused on producing towers for wind turbines being constructed in North America. This 50%-owned unconsolidated joint venture has identified Cheyenne, Wyoming as the site of the initial production facility. We anticipate contributing approximately $9,500,000 of cash to the Gestamp JV, mostly in fiscal 2012. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

On March 1, 2011, we joined with ClarkWestern Building Systems, Inc. to form ClarkDietrich, a joint venture that manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, and shaft wall studs and track used primarily in residential and commercial construction. We contributed our metal framing business and related working capital in exchange for a 25% ownership interest in ClarkDietrich in addition to the assets of certain MISA Metals, Inc. steel processing locations. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

In accordance with the applicable accounting guidance, our investment in ClarkDietrich was recognized at fair value based on the total enterprise fair value of the joint venture of approximately $233,000,000. This amount exceeded the book value of the underlying equity in the net assets of the joint venture by approximately $20,320,000. Our share of this excess fair value, or cost, is included within the carrying value of our investment in the unconsolidated affiliate and recognized as an adjustment to equity income in periods subsequent to acquisition. We attributed this excess fair value to the following assets:

(in thousands)
Inventories(1)	$15,000
Intangible assets(2)	14,400
Property, plant and equipment, net(3)	(10,180)

Total identifiable assets	19,220
Equity method goodwill(4)	1,100

Total excess fair value	$20,320

(1)	Recognized as an adjustment to equity income as the related inventories are sold.
(2)

Includes $8,960,000 related to definite-lived intangible assets. This amount will be amortized to equity income over the estimated useful lives of those assets. The remaining $5,440,000 relates to intangible assets with indefinite useful lives, which will be reviewed for impairment in accordance with the applicable accounting guidance and, to the extent impaired, recognized as a reduction to equity income.

(3)	Recognized as an adjustment to equity income over the estimated useful lives of the related assets in a manner consistent with depreciation.
(4)	Will be reviewed for impairment in accordance with the applicable accounting guidance and, to the extent impaired, recognized as a reduction to equity income.

On November 19, 2010, we joined with Hubei Modern Urban Construction and Development Group Co., Ltd. to create WMSFMCo. We contributed approximately $6,200,000 of cash in exchange for a 40% ownership interest. The purpose of WMSFMCo. is to design, manufacture, assemble and distribute steel framing materials and accessories for construction projects in five Central Chinese provinces and to provide project management and building design and construction supply services thereto. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

As further discussed in “Note N – Acquisitions,” Worthington acquired certain assets from Gibraltar Industries, Inc. and its subsidiaries (collectively, “Gibraltar”) on February 1, 2010. Included in the assets acquired was a 31.25% ownership interest in Samuel Steel Pickling Company, a joint venture which operates a steel pickling facility in Twinsburg, Ohio, and another in Cleveland, Ohio. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

During May 2009, we sold our 50% equity interest in Accelerated Building Technologies, LLC to NOVA Chemicals Corporation, the other member of the joint venture. The sales price and loss on the transaction were immaterial.

During January 2009, we sold our 60% equity interest in Aegis Metal Framing, LLC for approximately $24,000,000 to MiTek Industries, Inc., the other member of the joint venture. This resulted in a gain of $8,331,000. This gain was recognized in a separate line item in our consolidated statements of earnings below operating income.

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

We received distributions from unconsolidated affiliates totaling $57,146,000, $52,970,000 and $80,580,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $10,715,000 and $18,385,000 at May 31, 2011 and 2010, respectively. In accordance with the applicable accounting guidance, we reclassify the negative balance to the liability section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows.

Combined financial information for affiliated companies accounted for using the equity method as of, and for the years ended, May 31, was as follows:

(in thousands)	2011	2010	2009
Cash	$122,938	$75,762	$72,103
Other current assets	474,284	199,288	165,615
Noncurrent assets	260,805	170,787	167,779

Total assets	$858,027	$445,837	$405,497

Current liabilities	$184,467	$85,514	$57,995
Long-term debt	150,229	150,212	150,596
Other noncurrent liabilities	5,365	10,244	24,373
Equity	517,966	199,867	172,533

Total liabilities and equity	$858,027	$445,837	$405,497

Net sales	$1,034,431	$708,779	$719,635
Gross margin	238,083	189,622	175,832
Depreciation and amortization	11,452	10,690	14,044
Interest expense	1,512	1,482	3,708
Income tax expense	10,126	5,625	7,101
Net earnings	156,679	127,837	102,071

At May 31, 2011, $27,020,000 of our consolidated retained earnings represented undistributed earnings, net of tax, of our unconsolidated affiliates.

Note C – Goodwill and Other Long-Lived Assets

Impairment of Definite-Lived Long-Lived Assets:    We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized in our consolidated statements of earnings. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds fair value.

Fiscal 2011:    During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our former Automotive Body Panels operating segment that were not contributed to ArtiFlex, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $6,414,000. Consistent with the classification of the gain on deconsolidation, as more fully described in “Note A – Summary of Significant Accounting Policies,” this impairment charge was recognized within the joint venture transactions line item in our consolidated statements of earnings. Refer to “Note P – Fair Value” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived within our Metal Framing operating segment that were not contributed to ClarkDietrich, we determined indicators of impairment were present. Recoverability of the identified assets was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $18,293,000. Consistent with the classification of the gain on deconsolidation and related restructuring charges, as more fully described in “Note A – Summary of Significant Accounting Policies,” this impairment charge was recognized within the joint venture transactions line item in our consolidated statements of earnings. Refer to “Note P – Fair Value” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Commercial Stairs business unit, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $2,473,000, which was recognized within impairment of long-lived assets in our consolidated statement of earnings. Refer to “Note P – Fair Value” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Steel Packaging operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of $1,913,000, which was recognized within impairment of long-lived assets in our consolidated statement of earnings. Refer to “Note P – Fair Value” for information regarding the determination of fair value for these assets.

During the third quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Metal Framing and Steel Packaging operating segments, we determined indicators of impairment were present. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment charges were recognized.

During the second and third quarters of fiscal 2011, due largely to changes in the intended use of certain long-lived assets of our consolidated joint venture, Spartan, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to the asset group was more than the net book value; therefore, no impairment charges were recognized.

Fiscal 2010:    During the fourth quarter of fiscal 2010, due largely to changes in the intended use of certain long-lived assets within our Steel Processing operating segment, we determined that indicators of impairment were present. Therefore, long-lived assets were tested for impairment during the fourth quarter of fiscal 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the net book value for each of the asset groups; therefore, no impairment charges were recognized.

Due to continued deterioration in business and market conditions impacting our Metal Framing and then Construction Services operating segments during the third quarter of fiscal 2010, we determined that indicators of potential impairment were present for certain long-lived assets. Therefore, long-lived assets, including intangible assets with finite useful lives, were tested for impairment during the fiscal quarter ended February 28, 2010. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions.

The sum of the undiscounted future cash flows related to the identified metal framing assets was more than the related net book value of the asset group. Therefore, there was no impairment charges were recognized with regard to these long-lived assets.

The sum of the undiscounted future cash flows related to an identified asset group within the then Construction Services operating segment was less than the net book value for the asset group. Therefore, an impairment charge of $8,055,000 was recognized during the fiscal quarter ended February 28, 2010. This impairment charge was recorded within impairment of long-lived assets in our consolidated statements of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at February 28, 2010. The impaired assets consisted largely of customer lists and also included trade name and technology assets. Refer to “Note P – Fair Value” for information regarding the determination of fair value for these assets.

Due to continued deterioration in business and market conditions impacting our Metal Framing and then Construction Services operating segments during the first and second quarters of fiscal 2010, we determined that indicators of potential impairment were present for certain long-lived assets. Therefore, the identified assets, including intangible assets with finite useful lives, were tested for impairment during the fiscal quarters ended August 31, 2009 and November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to each asset group was more than the corresponding net book value; therefore, no impairment charges were recognized.

Due to continued deterioration in business and market conditions impacting the Steel Packaging operating segment during the second quarter of fiscal 2010, we determined that indicators of potential impairment were present for certain long-lived assets. Therefore, those long-lived assets were tested for impairment during the fiscal quarter ended November 30, 2009. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of the undiscounted future cash flows related to the Steel Packaging asset group was less than the net book value for the asset group. Therefore, an impairment charge of $2,703,000 was recognized. This impairment charge was recorded within impairment of long-lived assets in our consolidated statement of earnings, and was based on the excess of the assets’ carrying amounts over their respective fair values at November 30, 2009. Refer to “Note P – Fair Value” for information regarding the determination of fair value for these assets.

Impairment of Indefinite-Lived Long-Lived Assets:    Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

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

Fiscal 2011:    During the fourth quarter of fiscal 2011, we completed our annual impairment evaluation of goodwill. The estimated fair value of our Pressure Cylinders operating segment, the only reporting unit with goodwill throughout fiscal 2011, exceeded its carrying value by a substantial amount and, therefore, no impairment charges were recognized. However, future declines in the market and deterioration in earnings could lead to impairment of goodwill and other long-lived assets in subsequent periods.

Fiscal 2010:    Due to industry changes, weakness in the construction market and the depressed results in the then Construction Services operating segment, we determined that indicators of impairment were present and, therefore, tested the goodwill of this operating segment for impairment on a quarterly basis throughout fiscal 2010. Given the significant decline in, and continued uncertainty of, the construction market throughout the first half of fiscal 2010, during the third quarter, we revised downward the forecasted cash flows used in our impairment evaluation. After reviewing the revised valuation and the fair value estimates of the remaining net assets, it was determined that the value of the business no longer supported its goodwill balance of $24,651,000. As a result, the full amount was written-off during the third quarter of fiscal 2010. The impairment loss was recorded within impairment of long-lived assets in our consolidated statements of earnings.

During the fourth quarter of fiscal 2010, we completed our annual impairment evaluation of the remaining goodwill balance, consisting solely of goodwill within our Pressure Cylinders operating segment. The estimated fair value of our Pressure Cylinders operating segment exceeded its carrying value by a substantial amount and, therefore, no impairment charges were recognized.

Changes in the carrying amount of goodwill for the fiscal years ended May 31, 2011 and 2010, by reportable business segment, were as follows:

	Pressure Cylinders	Metal Framing	Other	Total
(in thousands)
Balance at June 1, 2009
Goodwill	$76,692	$96,943	$24,651	$198,286
Accumulated impairment losses	-	(96,943)	-	(96,943)

	76,692	-	24,651	101,343
Acquisitions and purchase accounting adjustments	5,495	-	-	5,495
Translation adjustments	(2,644)	-	-	(2,644)
Impairment losses	-	-	(24,651)	(24,651)

Balance at May 31, 2010
Goodwill	79,543	96,943	24,651	201,137
Accumulated impairment losses	-	(96,943)	(24,651)	(121,594)

	79,543	-	-	79,543

Acquisitions and purchase accounting adjustments	11,536	-	-	11,536
Translation adjustments	2,554	-	-	2,554

Balance at May 31, 2011
Goodwill	93,633	96,943	24,651	215,227
Accumulated impairment losses	-	(96,943)	(24,651)	(121,594)

	$93,633	$-	$-	$93,633

The fiscal 2010 decrease in goodwill within Other was due to the write-off of the entire goodwill balance of our then Construction Services operating segment during the quarter ended February 28, 2010.

The increase in goodwill within Pressure Cylinders during fiscal 2011 and fiscal 2010 resulted primarily from acquisitions completed during those respective fiscal years. For additional information regarding these acquisitions, refer to “Note N – Acquisitions.”

Amortizable intangible assets by class were as follows at May 31:

	2011		2010
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$5,034	$2,706	$13,119	$8,246
Customer relationships	23,587	7,935	23,443	6,775
Non-compete agreements	1,893	1,525	2,100	1,844
Other	2,132	521	3,070	903

Total	$32,646	$12,688	$41,732	$17,768

The net decrease in amortizable intangible assets was driven largely by the contribution of certain intangible assets to ClarkDietrich, partially offset by the previously noted acquisitions completed by our Pressure Cylinders operating segment in fiscal 2011. Currency translation adjustments comprised the remainder of the change in cost basis.

Amortization expense was $3,293,000, $4,124,000 and $3,896,000 during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. These intangible assets are amortized on the straight-line method over their estimated useful lives, which range from one to 20 years.

Estimated amortization expense for these intangible assets for the next five fiscal years is as follows:

(in thousands)
2012	$2,395
2013	2,146
2014	2,096
2015	2,083
2016	2,009

Note D – Restructuring and Other Expense

In fiscal 2008, we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases. As a result of the Transformation Plan and its related efforts, we have incurred certain asset impairments which have been included within restructuring and other expense in our consolidated statements of earnings. Asset impairment charges that are not a result of these efforts have been included within impairment of long-lived assets in our consolidated statements of earnings, except for the impairment charges incurred in connection with the formations of the unconsolidated joint ventures, ArtiFlex and ClarkDietrich, during the fourth quarter of fiscal 2011. As more fully discussed in “Note A – Summary of Significant Accounting Policies,” these impairment charges were recognized within the joint venture transactions line item in our consolidated statements of earnings.

To date, we have completed the transformation phases in each of the core facilities within our Steel Processing operating segment, including the facilities of our Mexican joint venture. We also substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich.

We expect to incur additional restructuring charges relating to the Transformation Plan. These expenses relate to actions taken to date and consist primarily of severance, non-cash impairment losses and accelerated depreciation expense for impacted assets. In addition, we plan to initiate the diagnostics phase in our Pressure Cylinders operating segment during fiscal 2012.

As this process began, we retained a consulting firm to assist in the development and implementation of the Transformation Plan. The services provided by this firm included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Transformation Plan. Accordingly, the firm’s fees were included in restructuring charges. As it progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan.

These internal teams are now an integral part of our business and constitute what we refer to as the Centers of Excellence (“COE”). The COE will continue to monitor the performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The majority of the expenses related to the COE will be included in SG&A expense going forward.

Since the initiation of the Transformation Plan, the following actions have been taken:

•

During the first quarter of fiscal 2008, an initial headcount reduction plan was put into place, utilizing a combination of voluntary retirement and severance packages. A total of 63 individuals were impacted.

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

•	Louisville facility were sold, resulting in a gain of $1,003,000. This gain has been classified within restructuring and other expense in our consolidated statements of earnings.

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

•

Execution of the Transformation Plan continued throughout several facilities in our Steel Processing and Metal Framing operating segments during fiscal 2011, resulting in $3,726,000 of expense, which was recorded within restructuring and other expense in our consolidated statements of earnings.

•

During fiscal 2011, certain assets within our Steel Processing operating segment classified as held for sale at May 31, 2010, were disposed of resulting in a net gain of $828,000. Also during fiscal 2011, certain assets within our Metal Framing operating segment were disposed of resulting in a net gain of $245,000. These gains were recorded within restructuring and other expense in our consolidated statements of earnings.

•

On March 1, 2011, we completed the contribution of our metal framing business, including six of the 13 facilities, to ClarkDietrich. As more fully described in “Note A – Summary of Significant Accounting Policies,” following a brief transition period, the retained facilities will be disposed of.

During the fourth quarter of fiscal 2011, in connection with the planned closure of these retained facilities, approximately $11,216,000 of restructuring charges were incurred, consisting of $7,183,000 of employee severance and $4,033,000 of post-closure facility exit and other costs. These charges were recognized within the joint venture transactions line item in our consolidated statements of earnings to correspond with the related gain on deconsolidation and the subsequent impairment charges incurred in connection with the metal framing facilities retained. Refer to “Note A – Summary of Significant Accounting Policies” for additional information regarding this transaction.

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

A progression of the liabilities created as part of the Transformation Plan, combined with a reconciliation to the restructuring and other expense line item in our consolidated statement of earnings for fiscal 2011, is summarized as follows:

(in thousands)	5/31/2010 Liability	Expense	Payments	Adjustments	5/31/2011 Liability
Early retirement and severance	$893	$8,687	$(2,371)	$11	$7,220
Facility exit and other costs	560	6,052	(6,030)	(173)	409

	$1,453	14,739	$(8,401)	$(162)	$7,629

Non-cash charges		203
Net gain on dispositions		(1,073)
Joint venture transactions		(11,216)

Restructuring and other expense		$2,653

Note E – Contingent Liabilities and Commitments

During fiscal 2011, we were involved in a dispute with a former customer, Irwin Industrial Tool Company (d/b/a BernzOmatic), a subsidiary of Newell Rubbermaid, Inc. (“Bernz”). The dispute related primarily to our early termination of a three-year supply contract (the “Contract”) on March 1, 2007 as a result of certain actions taken by Bernz that we believed breached the Contract, and the resulting price increases charged to Bernz during 2007 and 2008 after such early termination. During the third quarter of fiscal 2010, this dispute was litigated and a jury awarded contract damages relating to the price increases and other items to Bernz of approximately $13,002,000, which was $3,698,000 in excess of our recorded reserve. Accordingly, we recorded a pre-tax charge within SG&A expense in an equal amount during the third quarter of fiscal 2010.

During the second quarter of fiscal 2011, the trial judge ruled on various post-trial motions that had been filed by the parties, and awarded Bernz pre-judgment interest of $1,828,000 and attorneys’ fees and costs of $970,000. This additional award exceeded the amount anticipated by us by approximately $1,400,000. As a result of the post-trial rulings, an additional pre-tax charge of $1,400,000 was recorded within the Pressure Cylinders operating segment as SG&A expense, increasing our reserves related to this matter to $14,402,000.

On July 1, 2011, we completed the acquisition of Bernz for cash consideration of approximately $51,000,000, which included the settlement of this dispute. Refer to “Note T – Subsequent Events” for additional information regarding our acquisition of Bernz.

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

To secure access to a facility used to regenerate acid used in certain Steel Processing locations, we have entered into unconditional purchase obligations with a third party under which three of our Steel Processing facilities deliver their spent acid for processing annually through the fiscal year ending May 31, 2019. In addition, we are required to pay for freight and utilities used in regenerating the spent acid. Total net payments to this third party were $4,347,000, $4,270,000 and $4,948,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. At May 31, 2011, the aggregate amount of future payments required under this arrangement for the next five fiscal years and thereafter was as follows:

(in thousands)
2012	$2,367
2013	2,367
2014	2,367
2015	2,367
2016	2,367
Thereafter	7,101

Total	$18,936

We may terminate the unconditional purchase obligations at any time by purchasing this facility at its then fair market value.

Note F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2011, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15,855,000 at May 31, 2011. We have also guaranteed the repayment of a $5,000,000 term loan held by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

We also had in place $8,950,000 of outstanding stand-by letters of credit as of May 31, 2011. These letters of credit were issued to third-party service providers and had no amounts drawn against them at May 31, 2011. The fair value of these guarantee instruments, based on premiums paid, was not material at May 31, 2011.

Note G – Debt and Receivables Securitization

The following table summarizes our long-term debt and other short-term borrowings outstanding at May 31:

(in thousands)	2011	2010
Short-term borrowings	$132,956	$-
Floating rate senior notes due December 17, 2014	100,000	100,000
6.50% senior notes due April 15, 2020	149,854	149,838
Other	400	400

Total debt	383,210	250,238
Less: current maturities and short-term borrowings	132,956	-

Total long-term debt	$250,254	$250,238

At May 31, 2011, we had $100,000,000 of unsecured floating rate senior notes outstanding, which are due on December 17, 2014 (the “2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. See “Note O – Derivative Instruments and Hedging Activities” for additional information regarding this interest rate swap agreement.

On April 13, 2010, we issued $150,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility. The proceeds on the issuance of the 2020 Notes were reduced for debt discount ($165,000), payment of debt issuance costs ($1,535,000) and settlement of a hedging instrument entered into in anticipation of the issuance of the 2020 Notes ($1,358,000). The debt discount, debt issuance costs and loss from treasury lock derivative are recorded on the consolidated balance sheets within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will be recognized, through interest expense, in our consolidated statements of earnings over the term of the 2020 Notes.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2012. The AR Facility was available throughout fiscal 2011 and fiscal 2010. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value due to its short-term nature. As of May 31, 2011, the pool of eligible accounts receivable exceeded the $100,000,000 limit and $90,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

In June 2009, amended accounting guidance was issued with respect to the accounting for and disclosure of transfers of financial assets. This amended guidance impacts new transfers of many types of financial assets, including but not limited to factoring arrangements and sales of trade receivables, mortgages and installment loans. We adopted this amended accounting guidance on June 1, 2010. Upon adoption, it was determined that asset transfers to the AR facility no longer qualified for sales treatment. Accordingly, the $90,000,000 of net proceeds received and outstanding at May 31, 2011 are classified as short-term borrowings in our consolidated balance sheets and as net proceeds from short-term borrowings in our consolidated statements of cash flows. Asset transfers prior to June 1, 2010, qualified for sales treatment and were therefore recorded as a reduction in the accounts receivable balance. As of May 31, 2010 and May 31, 2009, the $45,000,000 and $60,000,000, respectively, in proceeds from the AR Facility were recorded as a reduction in the accounts receivable balance. Facility fees incurred after the adoption of the amended accounting guidance have been classified as interest expense. In contrast, facility fees incurred prior to June 1, 2010, were classified as miscellaneous expense. Facility fees of $1,148,000, $1,172,000, and $2,628,000 were incurred during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Short-term borrowings outstanding at May 31, 2011, also included $41,532,000 of borrowings under our unsecured $400,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders. The

Credit Facility matures in May 2013. In September 2010, a $35,000,000 commitment by one lender expired, reducing our borrowing capacity under the Credit Facility to $400,000,000. Borrowings under the Credit Facility have maturities of less than one year. Interest rates on borrowings and related facility fees are based on our senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. The average variable rate was 0.87% at May 31, 2011. There was no outstanding balance under the Credit Facility at May 31, 2010. Additionally, and as discussed in “Note F – Guarantees,” we provided $8,950,000 in letters of credit for third-party beneficiaries as of May 31, 2011. While not drawn against at May 31, 2011, these letters of credit are issued against availability under the Credit Facility, leaving $349,518,000 available under the Credit Facility at May 31, 2011.

The remaining balance of short-term borrowings at May 31, 2011, consisted of $1,424,000 outstanding under a $9,500,000 credit facility maintained by our consolidated joint venture, WNCL. This credit facility matures in November 2011 and bears interest at a variable rate. The applicable variable rate was 13.5% at May 31, 2011.

Maturities on long-term debt and other short-term borrowings in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2012	$132,956
2013	80
2014	80
2015	100,080
2016	80
Thereafter	149,934

Total	$383,210

Note H – Equity

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

Common Shares:    On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors (the “Board”) had authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares under a new repurchase authorization. A total of 494,802 common shares remained available under this repurchase authorization at May 31, 2011. The common shares available for purchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. During fiscal 2011, we paid $132,764,000 to repurchase 7,954,698 of our common shares. No common share repurchases were made under this authorization during fiscal 2010. Subsequent to May 31, 2011, the Board authorized the repurchase of up to an additional 10,000,000 of our common shares under a separate repurchase authorization. Refer to “Note T – Subsequent Events” for additional information.

Accumulated Other Comprehensive Income:    At May 31, 2011, the components of AOCI, net of tax, were as follows:

(in thousands)	2011	2010
Foreign currency translation	$13,448	$442
Defined benefit pension liability	(3,253)	(4,695)
Cash flow hedges	(6,220)	(6,378)

Accumulated other comprehensive income (loss), net of tax	$3,975	$(10,631)

A net loss of $2,431,000 (net of tax of $1,487,000), a net loss of $2,219,000 (net of tax of $1,222,000) and a net gain of $445,000 (net of tax of $234,000) were reclassified from AOCI for cash flow hedges in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

The estimated net amount of the existing losses in AOCI at May 31, 2011 expected to be reclassified into net earnings within the succeeding twelve months was $1,220,000 (net of tax of $610,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2011, and will change before actual reclassification from AOCI to net earnings during the fiscal year ending May 31, 2012.

Note I – Stock-Based Compensation

Stock-Based Compensation Plans

Under our employee and non-employee director stock-based compensation plans, we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. A total of 22,749,000 of our common shares have been authorized for issuance in connection with the stock-based compensation plans in place at May 31, 2011.

The stock options may be granted to purchase common shares at not less than 100% of fair market value on the date of the grant. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, stock options granted to employees vest and become exercisable at the rate of 20% per year beginning one year from the date of grant and expire ten years after the date of grant. Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the date of grant or (b) the date on which the next annual meeting of shareholders is held following the date of grant for any stock option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc. Stock options can be exercised through net-settlement, at the election of the option holder.

In addition to stock options, we have awarded restricted shares to certain key employees that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2011, 2012 and 2013. These restricted share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period. Restricted shares granted to non-employee directors are valued at the closing market price of common shares of Worthington Industries, Inc. on the date of the grant. These restricted shares vest under the same parameters applicable to non-employee director stock options discussed above.

Non-Qualified Stock Options

U.S. GAAP requires that all share-based awards, including grants of stock options, be recorded as expense in the statement of earnings based on their grant-date fair value. We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options incorporates the following assumptions: expected volatility (based on the historical volatility of our common shares); risk-free interest rate (based on the United States Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); dividend yield (based on annualized current dividends); and an average quoted price of our common shares over the preceding annual period.

The table below sets forth the non-qualified stock options granted during each of the last three fiscal years ended May 31. For each grant, the exercise price was equal to the closing market price of the underlying common shares at each respective grant date. The fair values of these stock options were based on the Black-Scholes option-pricing model, calculated at the respective grant dates. The calculated pre-tax stock-based compensation expense for these stock options, which is after an estimate of forfeitures, will be recognized on a straight-line basis over the respective vesting periods of the stock options.

	2011	2010	2009
Granted (in thousands)	2,437	993	606
Weighted average exercise price, per share	$12.27	$13.36	$18.75
Weighted average grant date fair value, per share	$4.88	$4.85	$5.57
Pre-tax stock-based compensation (in thousands)	$9,715	$3,968	$2,734

The weighted average fair value of stock options granted in fiscal 2011, fiscal 2010 and fiscal 2009 was based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009
Assumptions used:
Dividend yield	2.80%	3.10%	3.40%
Expected volatility	53.80%	47.90%	35.10%
Risk-free interest rate	2.10%	2.90%	3.50%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2011		2010		2009
(in thousands, except per share)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,172	$17.67	5,750	$18.16	5,958	$17.84
Granted	2,437	12.27	993	13.36	606	18.75
Exercised	(422)	12.96	(227)	12.75	(318)	13.55
Expired	-	-	-	-	(200)	14.46
Forfeited	(335)	16.00	(344)	16.69	(296)	20.08

Outstanding, end of year	7,852	16.29	6,172	17.67	5,750	18.16

Exercisable at end of year	3,917	18.24	3,631	17.79	3,185	16.83

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2011
Outstanding	7,852	6.30	$43,876
Exercisable	3,917	4.27	14,312

May 31, 2010
Outstanding	6,172	5.89	$2,671
Exercisable	3,631	4.41	1,268

May 31, 2009
Outstanding	5,750	6.10	$12,663
Exercisable	3,185	4.63	10,551

During fiscal 2011, the total intrinsic value of stock options exercised was $2,451,000. The total amount of cash received from the exercise of stock options was $4,827,000 during fiscal 2011, and the related excess tax benefit realized from the exercise of these stock options was $674,000.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2011:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	2,541	$5.47
Granted	2,437	4.88
Vested	(708)	5.44
Forfeited	(335)	5.16

Non-vested, end of year	3,935	$5.14

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

	2011	2010	2009
Granted	26,100	21,750	22,850
Weighted average grant date fair value, per share	$15.33	$13.90	$15.95
Pre-tax stock-based compensation (in thousands)	$400	$302	$364

We recognized pre-tax stock-based compensation expense for stock options and restricted share awards of $6,173,000 ($4,163,000 after-tax), $4,570,000 ($2,826,000 after-tax) and $5,767,000 ($3,777,000 after-tax) during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. This expense was recorded within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees. At May 31, 2011, the total unrecognized compensation cost related to non-vested awards was $13,850,000, which will be expensed over the next five fiscal years.

Note J – Employee Pension Plans

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

We also have one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan” or “defined benefit plan”). The Gerstenslager Plan is a non-contributory pension plan, which covers certain employees based on age and length of service. Our contributions have complied with ERISA’s minimum funding requirements. Effective May 9, 2011, in connection with the formation of the ArtiFlex joint venture, the Gerstenslager Plan was frozen, which qualified as a curtailment under the applicable accounting guidance. We did not recognize a gain or loss in connection with the curtailment of the Gerstenslager Plan. Refer to “Note A – Summary of Significant Accounting Policies” for additional information regarding the formation of ArtiFlex.

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2011	2010	2009
Defined benefit plan:
Service cost	$575	$490	$615
Interest cost	1,140	1,059	1,146
Actual return on plan assets	3,921	3,152	(3,774)
Net amortization and deferral	(4,825)	(3,811)	2,501

Net periodic pension cost on defined benefit plan	811	890	488
Defined contribution plans	9,870	8,817	8,455

Total retirement plan cost	$10,681	$9,707	$8,943

The following actuarial assumptions were used for our defined benefit plan:

	2011	2010	2009
To determine benefit obligation:
Discount rate	5.60%	6.00%	7.45%
To determine net periodic pension cost:
Discount rate	6.00%	7.45%	6.92%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The Gerstenslager Plan’s expected long-term rate of return in fiscal 2011, fiscal 2010 and fiscal 2009 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement. In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the Gerstenslager Plan during fiscal 2011 and fiscal 2010 as of the respective measurement dates:

(in thousands)	May 31, 2011	May 31, 2010
Change in benefit obligation
Benefit obligation, beginning of year	$19,451	$14,300
Service cost	575	490
Interest cost	1,140	1,059
Actuarial gain	1,061	3,989
Benefits paid	(413)	(387)

Benefit obligation, end of year	$21,814	$19,451

Change in plan assets
Fair value, beginning of year	$14,993	$11,246
Actual return on plan assets	3,921	3,152
Company contributions	1,307	982
Benefits paid	(413)	(387)

Fair value, end of year	$19,808	$14,993

Funded status	$(2,006)	$(4,458)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(2,006)	$(4,458)
Accumulated other comprehensive income	4,067	6,023
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	4,067	6,023

Total	$4,067	$6,023

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal year ended May 31:

(in thousands)	2011	2010
Net actuarial gain (loss)	$1,606	$(1,762)
Amortization of prior service cost	350	266

Total recognized in other comprehensive income (loss)	$1,956	$(1,496)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,145	$(2,386)

The estimated net loss and prior service cost for the defined benefit plan that will be amortized from AOCI into net periodic pension cost over the fiscal year ending May 31, 2012 are $171,500 and $0, respectively.

Pension plan assets are required to be disclosed at fair value in the consolidated financial statements. Fair value is defined in “Note P – Fair Value.” The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2011:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$349	$349	$-	$-
Bond Funds	5,579	5,579	-	-
Equity Funds	13,880	13,880	-	-

Totals	$19,808	$19,808	$-	$-

The following table sets forth by level within the fair value hierarchy a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2010:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$275	$275	$-	$-
Bond Funds	4,632	4,632	-	-
Equity Funds	10,086	10,086	-	-

Totals	$14,993	$14,993	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31, 2011	May 31, 2010
Asset category
Equity securities	70%	67%
Debt securities	28%	31%
Other	2%	2%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumptions of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20-40% fixed income investments. Employer contributions of $1,600,000 are expected to be made to the defined benefit plan during fiscal 2012. The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted:

(in thousands)
2012	$421
2013	494
2014	550
2015	645
2016	738
2017-2021	6,051

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $6,667,000 and $5,747,000 at May 31, 2011 and 2010, respectively, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $506,000, $728,000 and $694,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The assumed salary rate increase was 3.0%, 3.0% and 3.5% for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The discount rate at May 31, 2011, 2010 and 2009 was 5.50%, 5.00% and 6.20%, respectively. Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note K – Income Taxes

Earnings (loss) before income taxes for the years ended May 31 include the following components:

(in thousands)	2011	2010	2009
United States based operations	$166,137	$73,122	$(170,405)
Non - United States based operations	16,393	5,035	28,966

Earnings (loss) before income taxes	182,530	78,157	(141,439)

Less: Net earnings attributable to noncontrolling interests*	8,968	6,266	4,529

Earnings (loss) before income taxes attributable to controlling interest	$173,562	$71,891	$(145,968)

*	Net earnings attributable to noncontrolling interests are not taxable to Worthington.

Significant components of income tax expense (benefit) for the years ended May 31 were as follows:

(in thousands)	2011	2010	2009
Current:
Federal	$47,698	$30,080	$(21,609)
State and local	1,246	1,333	3,146
Foreign	2,070	1,347	6,188

	51,014	32,760	(12,275)
Deferred:
Federal	3,950	(6,804)	(19,393)
State	3,599	1,399	(4,359)
Foreign	(67)	(705)	(1,727)

	7,482	(6,110)	(25,479)

	$58,496	$26,650	$(37,754)

Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $835,000, $6,000, and $433,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income (loss) (“OCI”) were ($760,000), $1,163,000, and $14,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were $563,000, $854,000, and $3,187,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

A reconciliation of the 35% federal statutory tax rate to total tax provision (benefit) follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.8	(1.5)	2.3
Change in state and local valuation allowances	1.0	5.0	(0.7)
Change in income tax accruals for resolution of tax audits and change in estimate of deferred tax	0.2	1.6	(0.1)
Non-U.S. income taxes at other than 35%	(2.2)	(1.6)	3.9
Qualified production activities deduction	(1.9)	(2.1)	-
Goodwill impairment non-deductible	-	-	(13.9)
Other	(0.2)	0.7	(0.6)

Effective tax rate attributable to controlling interest	33.7%	37.1%	25.9%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 32.0%, 34.1% and 26.7% for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The change in effective income tax rates, upon inclusion of net earnings attributable to noncontrolling interests, is primarily a result of our Spartan consolidated joint venture. The earnings attributable to the noncontrolling interest in Spartan do not generate tax expense to Worthington since the investors in Spartan are taxed directly based on the earnings attributable to them.

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

The total amount of unrecognized tax benefits were $5,381,000, $5,933,000, and $3,897,000 as of May 31, 2011, May 31, 2010 and May 31, 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $3,361,000 as of May 31, 2011. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2011, May 31, 2010 and May 31, 2009, we had accrued liabilities of $1,184,000, $1,232,000 and $1,143,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(in thousands)
Balance at June 1, 2010	$5,933
Increases – tax positions taken in prior years	584
Decreases – tax positions taken in prior years	(505)
Increases – current tax positions	745
Settlements	(934)
Lapse of statutes of limitations	(442)

Balance at May 31, 2011	$5,381

Approximately $620,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2007 and forward

U.S. State and Local – 2003 and forward

Austria – 2004 and forward

Canada – 2007 and forward

Earnings before income taxes attributable to foreign sources for fiscal 2011, fiscal 2010 and fiscal 2009 were as noted above. As of May 31, 2011, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture. Accordingly, no deferred tax liability has been recorded for those foreign earnings. Undistributed earnings of our consolidated foreign subsidiaries at May 31, 2011 were approximately $265,000,000. If such earnings were not permanently reinvested, a deferred tax liability of approximately $23,000,000 would have been required.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2011	2010
Deferred tax assets:
Accounts receivable	$1,870	$2,938
Inventories	5,932	4,005
Accrued expenses	29,227	21,712
Net operating and capital loss carryforwards	22,501	22,418
Tax credit carryforwards	1,265	2,127
Stock-based compensation	7,187	5,761
Derivative contracts	3,761	3,410
Other	7	58

Total deferred tax assets	71,750	62,429
Valuation allowance for deferred tax assets	(22,292)	(19,629)

Net deferred tax assets	49,458	42,800
Deferred tax liabilities:
Property, plant and equipment	(58,606)	(67,317)
Undistributed earnings of unconsolidated affiliates	(43,947)	(20,893)
Other	(583)	(1,243)

Total deferred tax liabilities	(103,136)	(89,453)

Net deferred tax liabilities	$(53,678)	$(46,653)

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

(in thousands)	2011	2010
Current assets:
Deferred income taxes	$28,297	$21,964
Other assets:
Deferred income taxes	2,006	3,276
Noncurrent liabilities:
Deferred income taxes	(83,981)	(71,893)

Net deferred tax liabilities	$(53,678)	$(46,653)

At May 31, 2011, we had tax benefits for federal net operating loss carryforwards of $205,000 that expire from fiscal 2012 to the fiscal year ending May 31, 2020. These net operating loss carryforwards are subject to utilization limitations. At May 31, 2011, we had tax benefits for state net operating loss carryforwards of $18,184,000 that expire from fiscal 2012 to the fiscal year ending May 31, 2031. At May 31, 2011, we had tax benefits for foreign net operating loss carryforwards of $2,728,000 for income tax purposes that expire from fiscal 2012 to the fiscal year ending May 31, 2031. At May 31, 2011, we had a tax benefit for a foreign capital loss carryforward of $1,384,000 with no future expiration date. At May 31, 2011, we had tax benefits for foreign tax credit carryforwards of $1,265,000 that expire in the fiscal year ending May 31, 2021.

The valuation allowance for deferred tax assets of $22,292,000 is associated primarily with the net operating and capital loss carryforwards and foreign tax credit carryforwards. The valuation allowance includes $1,470,000 for federal, $17,404,000 for state and $3,418,000 for foreign. The majority of the federal valuation allowance relates to foreign tax credits with the remainder relating to the net operating loss carryforwards. The majority of the state valuation allowance relates to Metal Framing operations in various states and our Decatur, Alabama facility, while the foreign valuation allowance relates to operations in China, Canada, and the Czech Republic. Based on our history of profitability and taxable income projections, we have determined that it is more likely than not that the remaining net deferred tax assets are otherwise realizable.

Note L – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended May 31:

(in thousands, except per share)	2011	2010	2009
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest –income (loss) available to common shareholders	$115,066	$45,241	$(108,214)
Denominator:
Denominator for basic earnings (loss) per share attributable to controlling interest – weighted average common shares	74,803	79,127	78,903
Effect of dilutive securities	606	16	-

Denominator for diluted earnings (loss) per share attributable to controlling interest – adjusted weighted average common shares	75,409	79,143	78,903

Basic earnings (loss) per share attributable to controlling interest	$1.54	$0.57	$(1.37)
Diluted earnings (loss) per share attributable to controlling interest	1.53	0.57	(1.37)

Stock options covering 3,620,287, 5,820,514 and 5,979,781 common shares for fiscal 2011, fiscal 2010 and fiscal 2009, respectively, have been excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive for those periods, either because we incurred a net loss during the period or the exercise price of the stock options was greater than the average market price of the common shares during the period.

Note M – Segment Data

During the third quarter of fiscal 2011, we made certain organizational changes impacting the internal reporting and management structure of our previously reported Mid-Rise Construction, Military Construction and Commercial Stairs operating segments. As a result of these organizational changes, management responsibilities and internal reporting for these businesses were re-aligned and combined into a single operating segment, the Global Group. The purpose of the Global Group is to identify and develop potential growth platforms by applying our core competencies in metals manufacturing and construction methods. The Global Group is reported in the “Other” category for segment reporting purposes, as it does not meet the applicable aggregation criteria or materiality thresholds for separate disclosure. Accordingly, these organizational changes did not impact the composition of our reportable business segments.

Our operations are managed principally on a products and services basis and include three reportable business segments: Steel Processing, Pressure Cylinders and Metal Framing, each of which is comprised of a similar group of products and services. Factors used to identify reportable business segments include the nature of the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative guidance. A discussion of each of our three operating segments that qualify as a separate reportable business segment is outlined below.

Steel Processing:    The Steel Processing operating segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, Inc., a specialty stainless processor located in Los Angeles, California, and Spartan, a consolidated joint venture which operates a cold-rolled hot dipped galvanizing line. Worthington Steel is an intermediate processor of flat-rolled steel and stainless steel. This operating segment’s processing capabilities include pickling; slitting; cold reducing; hot-dipped galvanizing; hydrogen annealing; cutting-to-length; tension leveling; edging; non-metallic coating, including dry lubrication, acrylic and paint; and configured blanking. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, electrical control, tubing, leisure and recreation, appliance, agricultural, HVAC, container and aerospace markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product. Toll processing revenues were immaterial for all periods presented.

Pressure Cylinders:    The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and WNCL, a consolidated joint venture based in India that manufactures high pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles as well as cylinders for compressed industrial gases. Worthington Cylinders produces a diversified line of pressure cylinders, including low-pressure liquefied petroleum gas (“LPG”) and refrigerant gas cylinders; high-pressure and industrial/specialty gas cylinders; airbrake tanks; and certain consumer products. The LPG cylinders are sold to manufacturers, distributors and mass merchandisers and are used to hold fuel for gas barbecue grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts, hand held torches and propane-fueled camping equipment. Refrigerant gas cylinders are sold primarily to major refrigerant gas producers and distributors and are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. High-pressure and industrial/specialty gas (steel and aluminum) cylinders, acetylene and composite cylinders are sold primarily to gas producers and distributors as containers for gases used in the following: cutting and welding metals; breathing (medical, diving and firefighting); semiconductor production; beverage delivery; and compressed natural gas systems. Worthington Cylinders also produces recovery tanks for refrigerant gases, air reservoirs for truck and trailer original equipment manufacturers and “Balloon Time®” helium kits, which include non-refillable cylinders.

Metal Framing:    The Metal Framing operating segment consists of the Dietrich Metal Framing business unit. As more fully described in “Note A – Summary of Significant Accounting Policies,” on March 1, 2011, we contributed certain assets of Dietrich to a newly-formed joint venture, ClarkDietrich. We retained seven of the 13 metal framing facilities, which we continue to operate, on a short-term basis, to support the transition of the business into the new joint venture. Following this brief transition period, these assets will be disposed of. The financial results and operating performance of the retained facilities will continue to be reported within our Metal Framing operating segment until their expected disposition in fiscal 2012. The contributed net assets, which were deconsolidated effective March 1, 2011, will continue to be reported within Metal Framing on a historical basis.

Other:    Included in the Other category are operating segments that do not meet the applicable aggregation criteria and materiality tests for purposes of separate disclosure as reportable business segments, as well as other corporate-related entities. Through May 9, 2011, these operating segments included Automotive Body Panels, Steel Packaging, and the Global Group. On May 9, 2011, in connection with the contribution of our automotive body panels subsidiary, Gerstenslager, to the newly-formed joint venture, ArtiFlex, and resulting deconsolidation of the contributed net assets, we no longer maintain a separate Automotive Body Panels operating segment. Accordingly, subsequent to May 9, 2011, the operating segments comprising the Other category consist of Steel Packaging and the Global Group. Each of these operating segments is explained in more detail below. We will continue to report the historical financial results and operating performance of our former Automotive Body Panels operating segment on a historical basis through May 9, 2011. This former operating segment has historically been reported in the “Other” category for segment reporting purposes, as it has not meet the applicable aggregation criteria or materiality thresholds for separate disclosure. Accordingly, this organizational change did not impact the composition of our reportable segments.

Steel Packaging:    This operating segment consists of Worthington Steelpac Systems, LLC (“Steelpac”), which designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles.

Global Group:    This operating segment consists of Worthington Mid-Rise Construction, Inc., which designs, supplies and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; Worthington Military Construction, Inc., which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military housing; and Worthington Stairs, LLC, a manufacturer of pre-engineered steel egress stair solutions. Also included within the Global Group are the newly-formed Global Development Group and Worthington Energy Group business units. The purpose of the Global Group is to provide new organic growth platforms by applying our core competencies in markets that have high growth opportunities.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

Summarized financial information for our reportable business segments as of, and for the indicated years ended, May 31, is shown in the following table:

(in thousands)	2011	2010	2009
Net sales
Steel Processing	$1,405,492	$988,950	$1,183,013
Pressure Cylinders	591,945	467,572	537,373
Metal Framing	249,543	330,578	661,024
Other	195,644	155,934	249,857

Total net sales	$2,442,624	$1,943,034	$2,631,267

Operating income (loss)
Steel Processing	$77,671	$51,353	$(68,149)
Pressure Cylinders	48,954	30,056	61,175
Metal Framing	(7,530)	(10,186)	(142,598)
Other	5,261	(49,260)	(25,724)

Total operating income (loss)	$124,356	$21,963	$(175,296)

Depreciation and amortization
Steel Processing	$27,632	$26,290	$25,944
Pressure Cylinders	14,734	12,936	10,680
Metal Framing	9,623	14,591	15,683
Other	9,069	10,836	11,766

Total depreciation and amortization	$61,058	$64,653	$64,073

Pre-tax impairment of long-lived assets and restructuring and other expense (income)
Steel Processing	$(303)	$(488)	$3,917
Pressure Cylinders	-	309	1,045
Metal Framing	1,387	3,892	110,536
Other	5,955	35,939	24,486

Total pre-tax impairment of long-lived assets and restructuring and other expense	$7,039	$39,652	$139,984

Joint venture transactions
Steel Processing	$-	$-	$-
Pressure Cylinders	-	-	-
Metal Framing	(1,810)	-	-
Other	(8,626)	-	-

Total joint venture transactions	$(10,436)	$-	$-

Total assets
Steel Processing	$742,838	$674,953	$469,701
Pressure Cylinders	481,361	393,639	355,717
Metal Framing	37,069	203,072	226,285
Other	405,981	248,683	312,126

Total assets	$1,667,249	$1,520,347	$1,363,829

Net sales by geographic region for the years ended May 31 are shown in the following table:

(in thousands)	2011	2010	2009
United States	$2,256,579	$1,832,286	$2,395,430
Canada	32,891	39,751	66,467
Europe	116,071	70,997	169,370
Other	37,083	-	-

Total	$2,442,624	$1,943,034	$2,631,267

Property, plant and equipment, net, by geographic region as of May 31 is shown in the following table:

(in thousands)	2011	2010	2009
United States	$337,894	$459,174	$472,078
Canada	1,368	1,055	2,567
Europe	49,627	45,934	46,860
Other	16,445	-	-

Total	$405,334	$506,163	$521,505

Note N – Acquisitions

MISA Metals, Inc.

On March 1, 2011, we acquired, as partial consideration for the contribution of our metal framing business to ClarkDietrich, the net assets of certain MMI steel processing locations (the “MMI acquisition”). The equipment and processing capabilities obtained in connection with the MMI acquisition complement our existing steel processing business and expand our ability to service the needs of new and existing customers in the southern region of the United States. The acquired net assets became part of our Steel Processing operating segment upon closing of the transaction. During the fourth quarter of fiscal 2011, we committed to plans to sell certain of the acquired steel processing assets, thereby meeting the criteria for classification as assets held for sale. Refer to “Note P – Fair Value” for additional information.

As discussed in “Note A – Summary of Significant Accounting Policies,” in accordance with the accounting guidance for the deconsolidation of a subsidiary, the consideration received, including the steel processing assets of MMI, was recognized at fair value. Accordingly, the enterprise fair value of the acquired business, or $72,600,000, represents the purchase price for purposes of applying the purchase price allocation prescribed by the applicable accounting guidance. The assets acquired and liabilities assumed were recognized at their acquisition-date fair values. Intangible assets, consisting of customer relationships, will be amortized over their estimated useful life of 15 years.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$24,470
Inventories	40,262
Other current assets	7,426
Intangible assets	300
Property, plant and equipment, net	16,319

Total assets	88,777
Accounts payable	(15,062)
Accrued liabilities	(1,115)

Identifiable net assets	72,600
Goodwill	-

Total purchase price	$72,600

Nitin Cylinders Limited

On December 28, 2010, we acquired a 60% ownership interest in India-based Nitin Cylinders Limited for approximately $21,236,000 in cash to expand our presence in the alternative fuels cylinder market. Upon execution of the purchase agreement, the name of the company was changed to Worthington Nitin Cylinders Limited (“WNCL”), which operates as a consolidated joint venture due to our controlling financial interest. WNCL is a manufacturer of high pressure, seamless steel cylinders for compressed industrial gases and compressed natural gas storage in motor vehicles. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of this transaction.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of WNCL, we identified and valued the following intangible assets:

(in thousands)	Amount	Average Life (Years)
Category
Trade name	$850	Indefinite
Customer relationships	160	15-20
Other	230	1-10

Total acquired intangible assets	$1,240

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

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date, as well as the acquisition-date fair value of the noncontrolling interest:

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

Hy-Mark Cylinders, Inc.

On June 21, 2010, we acquired the assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”) for cash of $12,175,000. Hy-Mark manufactured extruded aluminum cylinders for medical oxygen, scuba, beverage service, industrial, specialty, and professional racing applications. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of this transaction. The assets of Hy-Mark were relocated to our pressure cylinders facility located in Mississippi subsequent to the acquisition date.

The assets acquired and liabilities assumed were measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. Intangible assets, consisting mostly of customer lists, will be amortized on a straight-line basis over their estimated useful life of nine years.

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

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Inventories	$3,053
Intangible assets	2,660
Property, plant and equipment	2,100

Identifiable net assets	7,813
Goodwill	4,362

Total purchase price	$12,175

Gibraltar Industries, Inc.

On February 1, 2010, in exchange for cash consideration of $29,164,000, we acquired the steel processing assets of Gibraltar Industries, Inc. (the “Gibraltar Assets”), which became part of our Steel Processing operating segment. The acquisition expanded the capabilities of our cold-rolled strip business and our ability to service the needs of new and existing customers. The assets acquired included Gibraltar’s Cleveland, Ohio facility, equipment and inventory of Gibraltar’s Buffalo, New York facility and a warehouse in Detroit, Michigan. Also acquired was the stock of Cleveland Pickling, Inc., whose only asset is a 31.25% interest in Samuel Steel Pickling Company, a joint venture which operates a steel pickling facility in Twinsburg, Ohio, and another in Cleveland, Ohio.

The acquired assets and assumed liabilities were measured and recognized based on their estimated fair values at the date of acquisition. Intangible assets, consisting mostly of customer lists, will be amortized over a weighted average life of 9.7 years on a straight-line basis. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The estimated fair value of assets acquired and liabilities assumed approximated the purchase price, and therefore no goodwill, nor any bargain purchase gain, was generated.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$274
Inventories	24,059
Other current assets	143
Intangible assets	4,701
Property, plant and equipment, net	18,406
Investment in affiliate	2,500

Total assets	50,083
Accounts payable	(19,832)
Accrued liabilities	(1,087)

Identifiable net assets	29,164
Goodwill	-

Total purchase price	$29,164

Structural Composites Industries, LLC

On September 3, 2009, we acquired the membership interests of Structural Composites Industries, LLC (“SCI”) for cash of $24,221,000. SCI is a manufacturer of lightweight, aluminum-lined, composite-wrapped high pressure cylinders used in commercial, military, marine and aerospace applications. Products of SCI include cylinders for alternative fuel vehicles using compressed natural gas or hydrogen, self-contained breathing apparatuses, aviation oxygen and escape slides, military applications, home oxygen therapy and advanced and cryogenic structures. SCI operates as part of our Pressure Cylinders operating segment. The acquisition of SCI allowed us to continue to grow our Pressure Cylinders business and provided an entry into weight critical applications, further broadening the portfolio beyond the operating segment’s original, core markets.

The acquired assets and assumed liabilities were measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. Intangible assets, consisting mostly of customer lists, trade name and technology, will be amortized over a weighted average life of 13.5 years on a straight-line basis.

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

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$2,897
Inventories	4,929
Other current assets	116
Intangible assets	7,800
Property, plant and equipment, net	6,117

Total assets	21,859
Accounts payable	(1,535)
Accrued liabilities	(1,576)
Other liabilities	(22)

Identifiable net assets	18,726
Goodwill	5,495

Total purchase price	$24,221

Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc.

On June 1, 2009, we purchased substantially all of the assets of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. (collectively, “Piper”) for cash of $9,713,000. Piper is a manufacturer of aluminum high pressure cylinders and impact extruded steel and aluminum parts, serving the medical, automotive, defense, oil services and other commercial markets, with one manufacturing location in New Albany, Mississippi. It operates as part of our Pressure Cylinders operating segment. Piper’s aluminum products increased our line of industrial gas product offerings and present an opportunity to increase our participation in the growing medical market.

The acquired assets and assumed liabilities were measured and recognized based on their estimated fair values at the date of acquisition, with the gain on the acquisition of $891,000 representing the excess of the fair value of identifiable net assets over the purchase price. We were able to realize a gain on this transaction as a result of the then current market conditions and the sellers’ desire to exit the business. The gain on this transaction was recorded in miscellaneous income (expense) on our consolidated statements of earnings.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$3,935
Inventories	4,142
Other current assets	296
Property, plant and equipment, net	4,300

Total assets	12,673
Accounts payable	(1,711)
Accrued liabilities	(358)

Identifiable net assets	10,604
Gain on acquisition	(891)

Total purchase price	$9,713

Laser Products

On July 31, 2008, our Steelpac subsidiary purchased the assets of Laser Products (“Laser”) for $3,425,000. Laser is a steel rack fabricator primarily serving the auto industry. The acquired assets and assumed liabilities, which consisted of working capital, fixed assets and the customer list, were measured and recognized based on their estimated fair values at the date of acquisition. The customer list is being amortized on a straight-line basis over its ten year estimated useful life.

The Sharon Companies Ltd.

On June 2, 2008, we purchased substantially all of the assets of The Sharon Companies Ltd. (“Sharon Stairs”) for $37,150,000. Sharon Stairs, now referred to as Worthington Stairs, LLC, designs and manufactures steel egress stair systems for the commercial construction market, and operates one manufacturing facility in Akron, Ohio. Sharon Stairs was acquired in order to complement the existing construction businesses and to our build synergies across the company while sharing best practices in manufacturing and fabricating.

The assets acquired and liabilities assumed were measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. Intangible assets, consisting mostly of customer lists, trade name and technology, were to be amortized over a weighted average life of 13 years on a straight-line basis.

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill of $17,951,000 will be deductible for income tax purposes.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Current assets	$8,520
Intangible assets	12,440
Property, plant and equipment, net	2,500

Total assets	23,460
Current liabilities	(3,841)
Other liabilities	(20)
Long-term debt	(400)

Identifiable net assets	19,199
Goodwill	17,951

Total purchase price	$37,150

During fiscal 2010, we recognized an impairment loss that significantly reduced the value of intangible assets (including goodwill) recorded in conjunction with the acquisition of the assets of Sharon Stairs. See “Note C – Goodwill and Other Long-Lived Assets” for additional details.

Operating results of each acquired business noted above have been included in the consolidated statements of earnings from the respective acquisition date, forward. Pro forma results, including the acquired businesses described above since the beginning of fiscal 2010 or fiscal 2009, as appropriate based on the acquisition date, would not be materially different than the actual results reported.

Note O – Derivative Instruments and Hedging Activities

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

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, zinc and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the price risk associated with these forecasted purchases.

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “NOTE P – Fair Value” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in the consolidated balance sheet at May 31, 2011:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,024
	Other assets	-	Other liabilities	10,375

		-		12,399

Commodity contracts	Receivables	194	Accounts payable	-
	Other assets	-	Other liabilities	-

		194		-

Totals		$194		$12,399

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$944	Accounts payable	$-
	Other assets	-	Other accrued items	-

		944		-

Foreign exchange contracts	Receivables	-	Accounts payable	-
	Other assets	-	Other accrued items	573

		-		573

Totals		$944		$573

Total Derivative Instruments		$1,138		$12,972

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in the consolidated balance sheet at May 31, 2010:

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

The following table summarizes our cash flow hedges outstanding at May 31, 2011:

(Dollars in thousands)	Notional Amount	Maturity Date
Commodity contracts	$7,100	November 2011
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the fiscal years ended May 31, 2011 and 2010:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing
For the fiscal year ended May 31, 2011:
Interest rate contracts	$(5,724)	Interest expense	$(4,043)	Interest expense	$-
Commodity contracts	1,401	Cost of goods sold	125	Cost of goods sold	-

Totals	$(4,323)		$(3,918)		$-

For the fiscal year ended May 31, 2010:
Interest rate contracts	$(6,857)	Interest expense	$(3,643)	Interest expense	$-
Commodity contracts	883	Cost of goods sold	202	Cost of goods sold	95

Totals	$(5,974)		$(3,441)		$95

The estimated net amount of the losses in AOCI at May 31, 2011 expected to be reclassified into net earnings within the succeeding twelve months is $1,220,000 (net of tax of $610,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2011, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal year ended May 31, 2012.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at May 31, 2011:

(Dollars in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$13,200	June 2011 - October 2012
Foreign currency contracts	50,500	August 2011

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the fiscal years ended May 31, 2011 and 2010:

		Income (Loss) Recognized in Earnings
	Location of Income (Loss) Recognized in Earnings	Fiscal Year Ended May 31,
(in thousands)		2011	2010
Commodity contracts	Cost of goods sold	$488	$(15)
Foreign exchange contracts	Miscellaneous income (expense)	(7,497)	6,481

Total		$(7,009)	$6,466

The gain (loss) on the foreign currency derivatives significantly offsets the gain (loss) on the hedged item.

Note P – Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is an exit price concept that assumes an orderly transaction between willing market participants and is required to be based on assumptions that market participants would use in pricing an asset or a liability. Current accounting guidance establishes a three-tier fair value hierarchy as a basis for considering such assumptions and for classifying the inputs used in the valuation methodologies. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At May 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Commodity derivative contracts	$-	$1,138	$-	$1,138

Liabilities
Foreign currency derivative contracts	$-	$573	$-	$573
Interest rate derivative contracts	-	12,399	-	12,399
Commodity derivative contracts	-	-	-	-

Total liabilities	$-	$12,972	$-	$12,972

At May 31, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Commodity derivative contracts	$-	$768	$-	$768

Liabilities
Foreign currency derivative contracts	$-	$233	$-	$233
Interest rate derivative contracts	-	10,584	-	10,584
Commodity derivative contracts	-	409	-	409

Total liabilities	$-	$11,226	$-	$11,226

The fair value of our foreign currency contracts, commodity contracts and interest rate contracts is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note O – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

At May 31, 2011, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Investments in unconsolidated affiliates	$-	$-	$86,654	$86,654
Long-lived assets held for sale	-	9,681	-	9,681
Long-lived assets held and used	-	27,408	-	27,408

Total assets	$-	$37,089	$86,654	$123,743

On March 1, 2011, as partial consideration for the net assets contributed to ClarkDietrich, we received a 25% interest in the newly-formed joint venture. In accordance with the applicable accounting guidance, our interest in ClarkDietrich was recorded at its acquisition-date fair value of $58,250,000.

On May 9, 2011, in connection with the contribution of our automotive body panels business to the ArtiFlex joint venture, we obtained a 50% interest in the newly-formed joint venture. In accordance with the applicable accounting guidance, our interest in ArtiFlex was recorded at its acquisition-date fair value of $28,404,000.

A combination of the income approach and the market approach was applied to measure the fair value of our interests in both ClarkDietrich and ArtiFlex. The income approach included the following inputs and assumptions:

•	An expectation regarding future revenue growth;

•	A perpetual long-term growth rate; and

•	A discount rate based on the estimated weighted average cost of capital.

The market approach was based on cash-free market multiples of selected comparable companies, adjusted for differences in size and scale. Each approach resulted in a business enterprise value that was comparable.

During the fourth quarter of fiscal 2011, we committed to plans to sell certain steel processing assets acquired in connection with the MMI acquisition, thereby meeting the criteria for classification as assets held for sale. In accordance with the applicable accounting guidance, these assets are presented separately as assets held for sale in our consolidated balance sheet. As the acquired assets were recorded at their acquisition-date fair value of $5,884,000, no impairment charges were recognized. Fair value was determined based on market prices for similar assets. The results of these facilities continue to be reported within operating income as they do not qualify for classification as a discontinued operation.

During the fourth quarter of fiscal 2011, certain metal framing assets that were not contributed to ClarkDietrich were written down to their fair value of $21,125,000, resulting in an impairment charge of $18,293,000. As more fully described in “Note A – Summary of Significant Accounting Policies,” this impairment charge was recognized within the joint venture transactions line item in our consolidated statement of earnings to correspond with the gain recognized on the deconsolidation of the contributed net assets and the subsequent restructuring charges incurred in connection with the planned closure of these retained facilities. Fair value was determined based on market prices for similar assets. Certain assets retained subsequently met the criteria for classification as assets held for sale. In accordance with the applicable accounting guidance, the net assets of these facilities are presented separately as assets held for sale in our consolidated balance sheet. As the related assets had previously been written down to their fair value of $3,797,000, no additional impairment charges were recognized. The results of these facilities continue to be reported within operating income as they do not qualify for classification as a discontinued operation.

During the fourth quarter of fiscal 2011, the long-lived assets of the Wooster Facility were written down to their fair value of $9,180,000, resulting in an impairment charge of $6,414,000. As more fully described in “Note A – Summary of Significant Accounting Policies,” this impairment charge was recognized within the joint venture transactions line item in our consolidated statement of earnings to correspond with the gain recognized on the deconsolidation of the net assets contributed to ArtiFlex. Fair value was determined based on market prices for similar assets.

During the fourth quarter of fiscal 2011, certain long-lived assets of our Commercial Stairs business unit were written down to their fair value of $400,000, resulting in an impairment charge of $2,473,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets. See “Note C – Goodwill and Other Long-Lived Assets” for additional information.

During the fourth quarter of fiscal 2011, certain long-lived assets of our Steel Packaging operating segment were written down to their fair value of $500,000, resulting in an impairment charge of $1,913,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets. See “Note C – Goodwill and Other Long-Lived Assets” for additional information.

At May 31, 2010, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held for sale	$-	$1,315	$-	$1,315
Long-lived assets held and used	-	4,420	1,628	6,048

Total assets	$-	$5,735	$1,628	$7,363

Certain steel processing assets that were located at Gibraltar’s Buffalo, New York, steel processing facility were written down to their fair value of $1,315,000, resulting in an immaterial impairment charge, which was included in net earnings, within restructuring and other expense, for fiscal 2010. The assets’ fair values were determined based on market prices for similar assets. See “Note D – Restructuring and Other Expense” for additional details.

Certain assets of the Joliet, Illinois Metal Framing facility were written down to their fair value of $3,848,000, resulting in an impairment charge of $1,717,000, which was included in net earnings, within restructuring and other expense, for fiscal 2010. The assets’ fair values were determined based on market prices for similar assets. See “Note D – Restructuring and Other Expense” for additional details.

Certain assets of the Steel Packaging operating segment were written down to their fair value of $572,000, resulting in an impairment charge of $2,703,000, which was included in net earnings, within impairment of long-lived assets, for fiscal 2010. The assets’ fair values were determined based on market prices for similar assets. See “Note C – Goodwill and Other Long-Lived Assets” for additional details.

Certain assets within the then Construction Services operating segment (as previously reported and discussed within “Note M – Segment Data”) were written down to their fair value of $1,628,000, resulting in an impairment charge of $8,055,000, which was included in net earnings, within impairment of long-lived assets, for fiscal 2010. The assets’ fair values were determined based on discounted cash flow models utilizing market observable inputs, as well as certain unobservable inputs. In determining the fair values of these assets, management was required to make certain assumptions regarding the expected cash flows and the discount rates used to determine the present values of those cash flows. Due to the weight of the unobservable inputs used, we have classified the values of these impaired assets as Level 3 within the fair value hierarchy. See “Note C – Goodwill and Other Long-Lived Assets” for additional details.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $265,239,000 and $250,319,000 at May 31, 2011 and May 31, 2010, respectively. The carrying amounts of long-term debt, including current maturities, were $250,254,000 and $250,238,000 at May 31, 2011 and May 31, 2010, respectively.

Note Q – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $15,736,000, $16,681,000 and $15,467,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2011, were as follows:

(in thousands)
2012	$7,827
2013	6,903
2014	4,391
2015	2,894
2016	2,197
Thereafter	8,200

Total	$32,412

Note R – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2011, fiscal 2010 and fiscal 2009 totaled $14,627,000, $9,336,000, and $18,550,000, respectively. Purchases from affiliated companies for fiscal 2011, fiscal 2010 and fiscal 2009 totaled $5,916,000, $4,701,000 and $2,799,000, respectively. Accounts receivable from affiliated companies were $23,211,000 and $4,377,000 at May 31, 2011 and 2010, respectively. Accounts payable to affiliated companies were $16,690,000 and $3,048,000 at May 31, 2011 and 2010, respectively.

Note S – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2011 and fiscal 2010:

(in thousands, except per share)	Three Months Ended
Fiscal 2011	August 31	November 30	February 28	May 31
Net sales	$616,805	$580,687	$569,439	$675,693
Gross margin	78,914	69,819	88,254	119,170
Net earnings attributable to controlling interest	22,354	14,469	26,326	51,917
Earnings per share - basic	$0.29	$0.20	$0.35	$0.71
Earnings per share - diluted	0.29	0.20	0.35	0.70

Fiscal 2010	August 31	November 30	February 28	May 31
Net sales	$417,527	$447,981	$451,113	$626,413
Gross margin	49,200	67,233	57,714	105,783
Net earnings (loss) attributable to controlling interest	6,675	23,249	(17,740)	33,057
Earnings (loss) per share - basic	$0.08	$0.29	$(0.22)	$0.42
Earnings (loss) per share - diluted	0.08	0.29	(0.22)	0.42

The sum of the quarterly earnings (loss) per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings (loss) per share calculations.

Results for the fourth quarter of fiscal 2011 (ended May 31, 2011) were favorably impacted by higher volumes, most notably in the Steel Processing and Pressure Cylinders operating segments. An increased spread between average selling prices and the cost of steel also favorably impacted our results for the three months ended May 31, 2011. Our results were also favorably impacted by a one-time gain of $10,436,000 related to the formation of the ClarkDietrich and ArtiFlex joint ventures as more fully discussed in “Note A – Summary of Significant Accounting Policies.”

Results for the third quarter of fiscal 2011 (ended February 28, 2011) were favorably impacted by a reduction in pre-tax impairment and restructuring charges over the comparable period in the prior year when we incurred charges of $35,481,000, or $0.28 per share, primarily related to the previously reported Construction Services segment. Higher volumes across all of our operating segments, most notably in the Steel Processing and Pressure Cylinders operating segments, and an increased spread between average selling prices and the cost of steel also favorably impacted our results for the three months ended February 28, 2011.

Results for the second quarter of fiscal 2011 (ended November 30, 2010) were negatively impacted by higher SG&A expenses driven by a $2,500,000 bad debt credit in the comparable prior year period, the impact of acquisitions, and higher profit sharing and bonus expenses due to higher earnings during the three months ended November 30, 2010 versus the comparable quarter in the prior year.

Results for the first quarter of fiscal 2011 (ended August 31, 2010) were favorably impacted by higher volumes, most notably in the Steel Processing and Pressure Cylinders operating segments, and an increased spread between average selling prices and the cost of steel. The favorable impact of these items was offset by higher SG&A expenses due to the impact of acquisitions and increased profit sharing and bonus expenses as a result of higher earnings during the three months ended August 31, 2010 versus the comparable quarter in the prior year.

Results for the fourth quarter of fiscal 2010 (ended May 31, 2010) were favorably impacted by higher volumes in the Steel Processing and Pressure Cylinders operating segments, and improved spreads between average selling price and the cost of steel. Strong performance from our unconsolidated joint ventures also added to the favorable results during the fourth quarter of fiscal 2010.

Results for the third quarter of fiscal 2010 (ended February 28, 2010) were negatively impacted by pre-tax impairment and restructuring charges totaling $35,481,000, or $0.28 per share, primarily related to the previously reported Construction Services segment. The impairment charges within the then Construction Services segment included a write-off of goodwill of $24,651,000 and an additional $8,055,000 charge related to definitely-lived assets. During the third quarter of fiscal 2010, results were also negatively impacted by $4,855,000, or $0.04 per share, in charges and legal fees related to litigation with a former customer.

Results for the second quarter of fiscal 2010 (ended November 30, 2009) were negatively impacted by $2,122,000 of restructuring and other expense, and $2,703,000 of impairment of long-lived assets. The restructuring and other expense primarily related to previously announced plant closures in the Metal Framing operating segment and the impairment of long-lived assets related to certain assets of the Steel Packaging operating segment. The negative impact of these items, however, was largely offset by restructuring and other income of $4,783,000, which resulted from gains on the sale of our Metal Framing operations in Canada and on the sale of the remaining assets of the Louisville, Kentucky, Steel Processing facility. The results for the second quarter of fiscal 2010 were also favorably impacted by higher steel prices and operational improvements realized from efforts of the Transformation Plan.

Results for the first quarter of fiscal 2010 (ended August 31, 2009) were negatively impacted by $3,626,000 of restructuring and other expense, or $0.03 per diluted share. The restructuring and other expense primarily related to previously announced plant closures in the Metal Framing operating segment.

Note T – Subsequent Events

On June 29, 2011, our Board of Directors authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares. The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions. As discussed in “Note H – Equity,” we also have 494,802 common shares available for repurchase under our share repurchase program announced on September 26, 2007.

On June 29, 2011, our Board of Directors also declared a quarterly dividend of $0.12 per share, which represents a $0.02 per share increase from the dividend declared in the fourth quarter of fiscal 2011. The dividend is payable on September 29, 2011, to shareholders of record as of September 15, 2011.

On July 1, 2011, we completed the acquisition of Bernz for cash consideration of approximately $51,000,000, which is subject to certain post-closing adjustments. The purchase price allocation for this acquisition will be recorded during the first quarter of fiscal 2012. Based on our preliminary valuation analysis, we expect to record working capital, property, plant and equipment, certain intangible assets, and certain assumed liabilities.

The purchase price included the settlement of an existing dispute with Bernz related to our early termination of a three-year supply contract in fiscal 2007, as more fully described in “Note E – Contingent Liabilities and Commitments.” In accordance with the applicable accounting guidance, we will recognize the effective settlement of this dispute at fair value, with any difference between fair value and our recorded reserve recognized as a settlement gain or loss. Our assessment of fair value is incomplete as of the date of this filing.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
Description		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts – Describe (B)	Deductions – Describe (C)		Balance at End of Period

Year Ended May 31, 2011: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$5,752,000	$1,236,000		$106,000	$2,732,000	(D)	$4,150,000

Year Ended May 31, 2010: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$12,470,000	$(900,000	)(A)	$29,000	$5,847,000		$5,752,000

Year Ended May 31, 2009: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,849,000	$8,472,000		$217,000	$1,068,000		$12,470,000

Note A – Net allowance reversal, adjusted through expense.

Note B – Miscellaneous amounts.

Note C – Uncollectable accounts charged to the allowance.

Note D – Includes $686,000 related to the deconsolidation of our metal framing business.

See accompanying Report of Independent Registered Public Accounting Firm.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2011). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2011. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended May 31, 2011, and our report dated August 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Columbus, Ohio

August 1, 2011

Item 9B. — Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. — Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 29, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2011 Annual Meeting (“Worthington Industries’ Definitive 2011 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2011 (the fiscal year ended May 31, 2011).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2011 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2011 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2010 Annual Meeting of Shareholders held on September 30, 2010.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board” and “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2011 Proxy Statement.

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

Item 11. — Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2011 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2011 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Worthington Industries’ Definitive 2011 Proxy Statement.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2011 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2011 Proxy Statement.

Item 13. — Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2011 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Director Independence” in Worthington Industries’ Definitive 2011 Proxy Statement.

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

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2011 and 2010

Consolidated Statements of Earnings for the fiscal years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the fiscal years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2011, 2010 and 2009

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

WORTHINGTON INDUSTRIES, INC.

Date: August 1, 2011	By:	/S/ JOHN P. MCCONNELL
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	August 1, 2011	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ B. Andrew Rose B. Andrew Rose	August 1, 2011	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard G. Welch Richard G. Welch	August 1, 2011	Controller (Principal Accounting Officer)

* Kerrii B. Anderson	*	Director

* John B. Blystone	*	Director

* Mark C. Davis	*	Director

* Michael J. Endres	*	Director

* Ozey K. Horton, Jr.	*	Director

* Peter Karmanos, Jr.	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report as exhibits.

*By:	/s/ John P. McConnell	Date: August 1, 2011
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998

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

4.6	Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7	First Supplemental Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.8	Form of 6.50% Global Note due April 15, 2020 (included in Exhibit 4.7)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.9	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.3	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

10.6	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.7

Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*

Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.8

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan entered into and to be entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to employees of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.9

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted and to be Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan) – Targets for 3-Year Periods Ending on and after May 31, 2011*

Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.10

Form of Restricted Stock Award Agreement entered into by Registrant in order to evidence the grant for 2011 effective as of June 30, 2011, of restricted common shares, which will vest in three years, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.11

Form of Restricted Stock Award Agreement entered into by Registrant with each of B. Andrew Rose and Mark A. Russell in order to evidence the grant effective as of June 30, 2011 of 185,000 common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.12	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.13

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors for non-qualified stock options granted under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors) from and after September 25, 2003*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.14	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (amendment and restatement effective November 1, 2008)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.15

Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan (now known as the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan)*

Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.16	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.17

Form of Non-Qualified Stock Option and Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and September 26, 2007*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.18

Form of Notice of Grant of Stock Options and Option Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on and after September 24, 2008*

Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.19

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock on September 27, 2006 and September 26, 2007 to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.20

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)

10.21	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.22

Form of Non-Qualified Stock Option Award Agreement entered into by Registrant in order to evidence the grant of non-qualified stock options to executive officers of Registrant effective as of June 30, 2011 pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan and to be entered into by Registrant in order to evidence future grants of non-qualified stock options to executive officers pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.23	Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.24	Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.25

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.26

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.27

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.28

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.29

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.30

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.31

Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.32

Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.33

Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.34

Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.35

Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.36

Amendment No. 11 to Receivables Purchase Agreement, dated as of May 6, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator

Filed herewith

10.37	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.38	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.39	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.40

Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.41

Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.42

Amendment No. 5, dated as of May 6, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, The Gerstenslager Company and Worthington Receivables Corporation

Filed herewith

10.43	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006 through August 31, 2011*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (SEC File No. 1-8399)

10.44	Summary of Cash Compensation for Directors of Worthington Industries, Inc., approved June 29, 2011 and effective September, 2011*	Filed herewith

10.45	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.46	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted in Fiscal 2011 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.47	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Awards granted in Fiscal 2012 for Named Executive Officers*	Filed herewith

10.48	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each director of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.49	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Furnished herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008	Filed herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

*	Indicates management contract or compensatory plan or arrangement.

# Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2011 of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2011 and 2010;

(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2011, 2010 and 2009;

(iii)	Consolidated Statements of Equity for the fiscal years ended May 31, 2011, 2010 and 2009;

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2011, 2010 and 2009; and

(v)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2011, 2010 and 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these Sections.