Form 10-Q
period 2011-08-31
WORTHINGTON INDUSTRIES INC
filed 2011-10-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On September 30, 2011, the number of Common Shares issued and outstanding was 70,596,501.

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

—	the alignment of operations with demand;
—	the ability to operate profitably and generate cash in down markets;
—	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, new products and new markets;
—	expectations for Company and customer inventories, jobs and orders;
—	expectations for the economy and markets or improvements therein;
—	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
—	expectations for increasing volatility or improving and sustaining earnings, earnings potential, margins or shareholder value;
—	effects of judicial rulings; and
—	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

—	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
—	the effect of conditions in national and worldwide financial markets;
—	product demand and pricing;
—	changes in product mix, product substitution and market acceptance of our products;
—	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which we participate;
—	failure to maintain appropriate levels of inventories;
—	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
—	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
—	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies and other expected benefits therefrom;
—	the overall success of newly-created joint ventures, including the demand for their products, and the ability to achieve the anticipated benefits therefrom;
—	capacity levels and efficiencies, within facilities, within major product markets and within the industry as a whole;

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
—

the impact of judicial rulings and governmental regulations, including those adopted by the United States Securities and Exchange Commission and other governmental agencies as contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, both in the United States and abroad; and

—

other risks described from time to time in our filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31, 2011	May 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,875	$56,167
Receivables, less allowances of $4,081 and $4,150 at August 31, 2011 and May 31, 2011	353,247	388,550
Inventories:
Raw materials	186,505	189,450
Work in process	100,754	98,940
Finished products	90,513	82,440

Total inventories	377,772	370,830
Income taxes receivable	2,066	1,356
Assets held for sale	29,213	9,681
Deferred income taxes	22,695	28,297
Prepaid expenses and other current assets	36,774	36,754

Total current assets	858,642	891,635

Investments in unconsolidated affiliates	234,767	232,149
Goodwill	97,041	93,633
Other intangible assets, net of accumulated amortization of $11,723 and $12,688 at August 31, 2011 and May 31, 2011	40,195	19,958
Other assets	23,427	24,540
Property, plant and equipment, net	391,349	405,334

Total assets	$1,645,421	$1,667,249

Liabilities and equity
Current liabilities:
Accounts payable	$219,481	$253,404
Short-term borrowings	209,205	132,956
Accrued compensation, contributions to employee benefit plans and related taxes	37,018	72,312
Dividends payable	8,471	7,175
Other accrued items	37,808	52,023
Income taxes payable	394	7,132

Total current liabilities	512,377	525,002

Other liabilities	65,270	67,309
Long-term debt	250,258	250,254
Deferred income taxes	86,021	83,981

Total liabilities	913,926	926,546

Shareholders’ equity - controlling interest	681,955	689,910
Noncontrolling interest	49,540	50,793

Total equity	731,495	740,703

Total liabilities and equity	$1,645,421	$1,667,249

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended August 31,
	2011	2010
Net sales	$602,387	$616,805
Cost of goods sold	530,925	537,891

Gross margin	71,462	78,914

Selling, general and administrative expense	45,361	56,778
Restructuring and other expense	1,703	1,064
Joint venture transactions	3,215	-

Operating income	21,183	21,072
Other income (expense):
Miscellaneous income (expense)	401	(43)
Interest expense	(4,688)	(4,708)
Equity in net income of unconsolidated affiliates	24,697	18,289

Earnings before income taxes	41,593	34,610
Income tax expense	13,252	10,357

Net earnings	28,341	24,253
Net earnings attributable to noncontrolling interest	2,688	1,899

Net earnings attributable to controlling interest	$25,653	$22,354

Basic
Average common shares outstanding	71,518	77,658

Earnings per share attributable to controlling interest	$0.36	$0.29

Diluted
Average common shares outstanding	72,418	77,680

Earnings per share attributable to controlling interest	$0.35	$0.29

Common shares outstanding at end of period	70,042	74,494

Cash dividends declared per share	$0.12	$0.10

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended August 31,
	2011	2010
Operating activities
Net earnings	$28,341	$24,253
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	12,854	15,823
Restructuring and other expense, non-cash	-	257
Provision for deferred income taxes	7,678	(3,098)
Bad debt expense	29	5
Equity in net income of unconsolidated affiliates, net of distributions	(5,069)	(1,655)
Net gain on sale of assets	(415)	(683)
Stock-based compensation	3,201	1,454
Changes in assets and liabilities:
Receivables	27,374	(23,222)
Inventories	5,915	(5,469)
Prepaid expenses and other current assets	611	(742)
Other assets	1,273	701
Accounts payable and accrued expenses	(96,848)	(78,985)
Other liabilities	216	2,166

Net cash used by operating activities	(14,840)	(69,195)

Investing activities
Investment in property, plant and equipment, net	(6,472)	(6,334)
Acquisitions, net of cash acquired	(41,000)	(12,175)
Distributions from unconsolidated affiliates	(785)	-
Proceeds from sale of assets	5,041	2,142

Net cash used by investing activities	(43,216)	(16,367)

Financing activities
Net proceeds from short-term borrowings	76,250	165,110
Proceeds from issuance of common shares	8,208	302
Payments to noncontrolling interest	(3,120)	(3,120)
Repurchase of common shares	(35,405)	(62,955)
Dividends paid	(7,169)	(7,926)

Net cash provided by financing activities	38,764	91,411

Increase (decrease) in cash and cash equivalents	(19,292)	5,849
Cash and cash equivalents at beginning of period	56,167	59,016

Cash and cash equivalents at end of period	$36,875	$64,865

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-Month Periods Ended August 31, 2011 and August 31, 2010

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

Spartan Steel Coating, LLC (“Spartan”), in which we own a 52% controlling interest, and Worthington Nitin Cylinders Limited (“WNCL”), in which we own a 60% controlling interest, are fully consolidated with the equity owned by each other joint venture member shown as noncontrolling interest on our consolidated balance sheets, and each other joint venture member’s portion of net earnings shown as net earnings attributable to noncontrolling interest on our consolidated statements of earnings.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (the “United States”) for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012 (“fiscal 2012”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (“fiscal 2011”) of Worthington Industries, Inc. (the “2011 Form 10-K”).

In the third quarter of fiscal 2011, we changed the presentation of our consolidated statements of cash flows to begin with net earnings instead of net earnings attributable to controlling interest. Prior year amounts have been reclassified to conform to the new presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Joint Venture Transactions

On May 9, 2011, we joined with International Tooling Solutions, LLC to form ArtiFlex Manufacturing LLC (“ArtiFlex”), a joint venture that provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. We contributed our automotive body panels business in exchange for a 50% ownership interest. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ArtiFlex, the contributed net assets were deconsolidated effective May 9, 2011.

On March 1, 2011, we joined with ClarkWestern Building Systems Inc. to form Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a joint venture that manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, and shaft wall studs and track used primarily in residential and commercial construction. We contributed our metal framing business and related working capital, excluding Vinyl Corp., in exchange for a 25% ownership interest in ClarkDietrich and the assets of certain MISA Metals, Inc. steel processing locations. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ClarkDietrich, the contributed net assets were deconsolidated effective March 1, 2011.

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into the new joint venture. As of August 31, 2011, all of the retained facilities had ceased operations and actions to locate buyers had been initiated. During the three months ended August 31, 2011, we committed to plans to sell our remaining metal framing operations, consisting of the retained facilities and Vinyl Corp., thereby meeting the criteria for classification as assets held for sale in our consolidated balance sheet. The carrying value of the asset groups, or $19,532,000, was determined to be in excess of fair value and, therefore, no impairment charges were recognized. The results of these facilities continue to be reported within operating income as they do not qualify for classification as a discontinued operation.

Recently Issued Accounting Standards

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

In August 2011, amended accounting guidance was issued that simplifies how an entity tests goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect to apply the provisions of this amended accounting guidance to our fiscal 2012 goodwill impairment test(s), as early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

NOTE B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership, or otherwise, are accounted for using the equity method. At August 31, 2011, these equity investments and the percentage interests owned consisted of: ArtiFlex (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), LEFCO Worthington, LLC (49%), Samuel Steel Pickling Company (31%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

We received distributions from unconsolidated affiliates totaling $19,628,000 during the three months ended August 31, 2011. We have received cumulative distributions from WAVE in excess of our investment balance totaling $7,844,000 and $10,715,000 at August 31 and May 31, 2011, respectively. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet.

Combined financial information for our unconsolidated affiliates is summarized in the following table:

(in thousands)	August 31, 2011	May 31, 2011
Cash	$126,609	$122,938
Other current assets	507,850	474,284
Noncurrent assets	330,043	260,805

Total assets	$964,502	$858,027

Current liabilities	$197,476	$184,467
Long-term debt	174,761	150,229
Other noncurrent liabilities	4,831	5,365
Equity	587,434	517,966

Total liabilities and equity	$964,502	$858,027

	Three Months Ended August 31,
(in thousands)	2011	2010
Net sales	$427,794	$213,139
Gross margin	83,825	55,342
Depreciation and amortization	4,834	2,795
Interest expense	876	410
Income tax expense	4,358	3,092
Net earnings	51,865	37,423

NOTE C – Restructuring and Other Expense

In fiscal 2008, we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and included aggressive diagnostic and implementation phases.

During the quarter ended August 31, 2011, the following actions were taken in connection with the Transformation Plan:

•

We engaged a consulting firm to assist with the execution of the diagnostics phase within our Pressure Cylinders operating segment. As a result, we incurred professional fees of $1,720,000, which were classified as restructuring and other expense in our consolidated statements of earnings. Services provided included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Transformation Plan.

•

In connection with the closure of the retained metal framing facilities, as more fully described in “NOTE A – Basis of Presentation,” approximately $3,509,000 of facility exit and other costs were incurred. Additionally, our severance accrual related to this matter was adjusted downward, resulting in a $294,000 credit to earnings. These net charges were recognized within the joint venture transactions line item in our consolidated statements of earnings to correspond with amounts previously recognized in connection with this transaction.

A progression of the liabilities created as part of the Transformation Plan, combined with a reconciliation to the restructuring and other expense line item in our consolidated statement of earnings for the three months ended August 31, 2011 is summarized as follows:

(in thousands)	5/31/2011 Liability	Expense	Payments	Adjustments	8/31/2011 Liability
Early retirement and severance	$7,220	$(294)	$(1,376)	$1,992	$7,542
Facility exit and other costs	409	5,212	(3,513)	17	2,125

	$7,629	4,918	$(4,889)	$2,009	$9,667

Joint venture transactions		(3,215)

Total		$1,703

The adjustment to the early retirement and severance line item above relates to the reclassification of severance costs to be reimbursed by MISA in connection with the ClarkDietrich formation to the assets section of the balance sheet during the three months ended August 31, 2011.

NOTE D – Contingent Liabilities

We were involved in a dispute with a former customer, the BernzOmatic business (“Bernz”) of Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc. The dispute related primarily to our early termination of a three-year supply contract (the “Contract”) on March 1, 2007 as a result of certain actions taken by Bernz that we believed breached the Contract, and the resulting price increases charged to Bernz during 2007 and 2008 after such early termination.

On July 1, 2011, we acquired Bernz for cash consideration of approximately $41,000,000. In connection with this transaction, both parties agreed to settle this dispute for $10,000,000, which was funded at closing. Reserves previously recognized in connection with this matter totaled $14,402,000. Refer to “NOTE M – Acquisitions” for additional information regarding our acquisition of Bernz.

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

NOTE E – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2011, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15,631,000 at August 31, 2011. We have also guaranteed the repayment of a $5,000,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

We also had in place $8,950,000 of outstanding stand-by letters of credit as of August 31, 2011. These letters of credit were issued to third-party service providers and had no amounts drawn against them at August 31, 2011. The fair value of these guarantee instruments, based on premiums paid, was not material.

NOTE F – Debt and Receivables Securitization

We have a $400,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2013. Borrowings outstanding under the Credit Facility were $126,670,000 at August 31, 2011. Additionally, as discussed in “NOTE E – Guarantees”, we provided $8,950,000 in stand-by letters of credit for third-party beneficiaries as of August 31, 2011. While not drawn against, these letters of credit are issued against availability under the Credit Facility, leaving $264,380,000 available at August 31, 2011.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheet. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At August 31, 2011, the applicable variable rate, based on LIBOR, was 0.9%.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2012. The AR Facility has been available throughout fiscal 2012 to date, and was available throughout fiscal 2011. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of August 31, 2011, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $80,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at August 31, 2011 consisted of $2,535,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL. This credit facility matures in November 2011 and bears interest at a variable rate. The applicable variable rate at August 31, 2011 was 2.2%.

NOTE G – Comprehensive Income

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three months ended August 31, 2011:

(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net earnings	$25,653	$2,688	$28,341
Other comprehensive income (loss):
Foreign currency translation	521	(821)	(300)
Cash flow hedges	(2,035)	-	(2,035)

Total comprehensive income	$24,139	$1,867	$26,006

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three months ended August 31, 2010:

(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net earnings	$22,354	$1,899	$24,253
Other comprehensive income (loss):
Foreign currency translation	2,550	-	2,550
Cash flow hedges	(2,051)	-	(2,051)
Pension liability adjustment	12	-	12

Total comprehensive income	$22,865	$1,899	$24,764

NOTE H – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the three months ended August 31, 2011:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2011	$181,525	$3,975	$504,410	$689,910	$50,793	$740,703
Comprehensive income*	-	(1,514)	25,653	24,139	1,867	26,006
Common shares issued	8,208	-	-	8,208	-	8,208
Stock-based compensation	3,566	-	-	3,566	-	3,566
Purchases and retirement of common shares	(5,570)	-	(29,835)	(35,405)	-	(35,405)
Dividends paid to noncontrolling interest	-	-	-	-	(3,120)	(3,120)
Cash dividends declared	-	-	(8,463)	(8,463)	-	(8,463)

Balance at August 31, 2011	$187,729	$2,461	$491,765	$681,955	$49,540	$731,495

*	The allocation of the components of comprehensive income attributable to controlling and noncontrolling interests is disclosed in “NOTE G – Comprehensive Income.”

NOTE I – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2011, we granted non-qualified stock options covering a total of 446,188 common shares under our stock-based compensation plans. The option price of $23.10 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $9.11 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $3,621,000, which will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.72%
Expected volatility	51.72%
Risk-free interest rate	2.13%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2011, we granted 71,425 restricted common shares under our stock-based compensation plans that vest after three years of service. The fair values of these restricted common shares were equal to the closing market prices of the underlying common shares on the date of grant, or $23.10 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares of $1,470,000 will be recognized on a straight-line basis over the three-year vesting period.

Market-Based Restricted Common Shares

During the three months ended August 31, 2011, we granted 370,000 restricted common shares under our stock-based compensation plans to certain key employees. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $30.00 per share and remaining at or above that price for 30 consecutive days. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $19.53 per share. The Monte Carlo model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.30%
Expected volatility	52.60%
Risk-free interest rate	1.76%

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $7,226,000. Based on the derived service period of 0.81 years, approximately $1,487,000 of expense was recognized during the first quarter of fiscal 2012. However, on September 14, 2011, these restricted stock award agreements were amended to include a three-year service-based vesting condition in addition to the market-based vesting condition established in the original agreements. The amended awards were accounted for as a modification of the original awards in accordance with the applicable accounting guidance. No incremental compensation expense was recognized in connection with the modification, as the fair value of the modified awards did not exceed the fair value of the original awards. Accordingly, the remaining unrecognized compensation expense of the original awards as of the modification date will be recorded on a straight-line basis over the modified service period, or approximately three years.

NOTE J – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended August 31,
(in thousands)	2011	2010
Defined benefit plans:
Service cost	$69	$234
Interest cost	381	354
Expected return on plan assets	(408)	(333)
Net amortization and deferral	43	64

Net pension cost of defined benefit plans	$85	$319

The current quarter decrease in net pension cost resulted from the curtailment of The Gerstenslager Company Bargain Unit Employees’ Pension Plan during the fourth quarter of fiscal 2011, as disclosed in “Part II – Item 8. – Financial Statements and Supplementary Data – NOTE J – Employee Pension Plans” of our 2011 Form 10-K.

We anticipate total contributions of approximately $1,564,000 in fiscal 2012, of which approximately $328,000 have been made as of August 31, 2011.

NOTE K – Income Taxes

Income tax expense for the first three months of fiscal 2012 and fiscal 2011 reflected estimated annual effective income tax rates of 32.4% and 32.3%, respectively. These rates are applicable only to net earnings attributable to controlling interests, as reflected in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests is primarily a result of our Spartan consolidated joint venture. The earnings attributable to the noncontrolling interest in Spartan do not generate tax expense to Worthington since the investors in Spartan are taxed directly based on the earnings attributable to them. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in fiscal 2012 could be materially different from the forecasted rate as of the end of the first quarter of fiscal 2012.

NOTE L – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2011	2010
Net sales
Steel Processing	$408,174	$354,865
Pressure Cylinders	168,829	136,074
Metal Framing	3,145	84,504
Other	22,239	41,362

Consolidated net sales	$602,387	$616,805

Operating income (loss)
Steel Processing	$16,276	$16,617
Pressure Cylinders	11,915	9,554
Metal Framing	(3,688)	(3,930)
Other	(3,320)	(1,169)

Consolidated operating income	$21,183	$21,072

Pre-tax restructuring and other expense
Steel Processing	$-	$(102)
Pressure Cylinders	-	-
Metal Framing	-	920
Other	1,703	246

Consolidated pre-tax restructuring and other expense	$1,703	$1,064

Joint venture transactions
Steel Processing	$-	$-
Pressure Cylinders	-	-
Metal Framing	3,215	-
Other	-	-

Consolidated joint venture transactions	$3,215	$-

(in thousands)	August 31, 2011	May 31, 2011
Total assets
Steel Processing	$713,919	$742,838
Pressure Cylinders	515,998	481,361
Metal Framing	28,842	37,069
Other	386,662	405,981

Consolidated total assets	$1,645,421	$1,667,249

NOTE M – Acquisitions

Bernz

On July 1, 2011, we purchased substantially all of the net assets of Bernz (excluding accounts receivable) from Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc., for cash consideration of approximately $41,000,000. Bernz is a leading manufacturer of hand held torches, accessories and outdoor living products for commercial and recreational use. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

As more fully described in “NOTE D – Contingent Liabilities,” in connection with this purchase transaction, both parties agreed to settle their litigation. In accordance with the applicable accounting guidance for the settlement of a pre-existing relationship between parties to a business combination, we recognized a settlement gain equal to the amount by which our previously recorded reserve exceeded the estimated fair value of the settlement. The components of the settlement gain are summarized in the following table:

Reserve	$14,402,000
Less: Fair value of settlement	(10,000,000)

Settlement gain	$4,402,000

The settlement gain was recognized within selling, general and administrative (“SG&A”) expense in our consolidated statements of earnings to correspond with the classification of the reserves previously recognized in connection with this matter. An income approach that incorporated market participant assumptions regarding the estimate of future cash flows and the possible variations amongst those cash flows was used to measure fair value. In accordance with the accounting guidance for a business combination, the fair value of the settlement feature was excluded from the fair value of the consideration transferred for purposes of the purchase price allocation.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Bernz, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life (Years)
Category	Amount
Trade name	$8,500	Indefinite
Customer relationships	10,500	9-13
Non-compete agreements	2,300	5

Total acquired identifiable intangible assets	$21,300

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. As the fair values assigned to the acquired net assets assume strategies and synergies from the perspective of a market participant, the additional investment value specific to us was included in goodwill. The purchase price included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill of $3,609,000 is expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for Bernz and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Inventories	$15,313
Intangible assets	21,300
Property, plant and equipment	7,880

Total identifiable assets	44,493
Accounts payable	(6,177)
Accrued liabilities	(925)

Net identifiable assets	37,391
Goodwill	3,609

Total consideration paid	$41,000

Operating results of Bernz have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2011, would not be materially different than reported results.

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

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, zinc and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “NOTE O – Fair Value” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in our consolidated balance sheet at August 31, 2011:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,090
	Other assets	-	Other liabilities	10,415

		-		12,505

Commodity contracts	Receivables	-	Accounts payable	78
	Other assets	-	Other liabilities	-

		-		78

Totals		$-		$12,583

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$11	Accounts payable	$338
	Other assets	-	Other accrued items	-

		11		338

Foreign exchange contracts	Receivables	478	Accounts payable	-
	Other assets	-	Other accrued items	-

		478		-

Totals		$489		$338

Total Derivative Instruments		$489		$12,921

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

The following table summarizes our cash flow hedges outstanding at August 31, 2011:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$4,600	December 2011
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended August 31, 2011 and 2010:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended August 31, 2011:
Interest rate contracts	$(2,130)	Interest expense	$(1,070)	Interest expense	$-
Commodity contracts	284	Cost of goods sold	2,021	Cost of goods sold	-

Totals	$(1,846)		$951		$-

For the three months ended August 31, 2010:
Interest rate contracts	$(4,488)	Interest expense	$(994)	Interest expense	$-
Commodity contracts	(322)	Cost of goods sold	142	Cost of goods sold	-

Totals	$(4,810)		$(852)		$-

The estimated net amount of the losses recognized in accumulated OCI at August 31, 2011 expected to be reclassified into net earnings within the succeeding twelve months is $1,410,000 (net of tax of $760,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2011, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ended May 31, 2012 and 2013.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2011:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$9,250	November 2011 - October 2012
Foreign currency contracts	52,070	November 2011

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended August 31, 2011 and 2010:

	Location of Income (Loss)	Income (Loss) Recognized in Earnings for the Three Months Ended August 31,
(in thousands)	Recognized in Earnings	2011	2010
Commodity contracts	Cost of good sold	$(877)	$(714)
Foreign exchange contracts	Miscellaneous expense	26	(1,258)

Total		$(851)	$(1,972)

The gain (loss) on the foreign currency derivatives significantly offsets the gain (loss) on the hedged item.

NOTE O – Fair Value

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.
Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At August 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Foreign currency derivative contracts	$-	$478	$-	$478
Commodity derivative contracts	-	11	-	11

Total assets	$-	$489	$-	$489

Liabilities
Interest rate derivative contracts	$-	$12,505	$-	$12,505
Commodity derivative contracts	-	416	-	416

Total liabilities	$-	$12,921	$-	$12,921

At May 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Commodity derivative contracts	$-	$1,138	$-	$1,138

Liabilities
Foreign currency derivative contracts	$-	$573	$-	$573
Interest rate derivative contracts	-	12,399	-	12,399

Total liabilities	$-	$12,972	$-	$12,972

The fair value of our foreign currency contracts, commodity contracts and interest rate contracts is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “NOTE N – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $281,609,000 and $265,239,000 at August 31, 2011 and May 31, 2011, respectively.

NOTE P – Subsequent Events

On September 14, 2011, we amended the terms of the market-based restricted common share awards granted during the first quarter of fiscal 2012. As more fully described in “NOTE I – Stock-Based Compensation,” the amended awards were accounted for as a modification of the original awards in accordance with the applicable accounting guidance.

On September 30, 2011, we completed the acquisition of Poland-based STAKO sp.z o.o. (“STAKO”) for cash consideration of approximately $42,000,000, subject to certain post-closing adjustments. STAKO is a leading European producer of automotive liquefied propane gas tanks. The operations of STAKO became part of our Pressure Cylinders operating segment upon closing of this transaction.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Introduction

The following discussion and analysis of market and industry trends, business strategy, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (“fiscal 2011”) includes additional information about us, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products. As of August 31, 2011, excluding our joint ventures, we operated 30 manufacturing facilities worldwide, principally in two reportable business segments: Steel Processing and Pressure Cylinders. Other operating segments, which are immaterial for purposes of separate disclosure, include Steel Packaging and the Worthington Global Group (the “Global Group”). We also held equity positions in 12 joint ventures, which operated 43 manufacturing facilities worldwide, as of August 31, 2011.

Overview

Our consolidated results of operations for the three months ended August 31, 2011 (the “first quarter of fiscal 2012”) compared favorably to the comparable prior year period despite continued economic uncertainties impacting the business environment in which we operate. Recent acquisitions by both our Steel Processing and our Pressure Cylinders operating segments have produced solid results and proven complementary to our existing businesses as have our recently formed joint ventures.

The comparability of consolidated operating results for the three months ended August 31, 2011 versus the comparable period of fiscal 2011 was impacted by the following transactions:

—

On March 1, 2011, we closed an agreement with Marubeni-Itochu Steel America, Inc. (“MISA”) to combine certain assets of Dietrich Metal Framing (“Dietrich”) and ClarkWestern Building Systems Inc. in a new joint venture, Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”). We contributed our metal framing business, excluding Vinyl Corp., to ClarkDietrich, including all of the related working capital and six of the 13 facilities. In exchange for the contributed net assets, we received a 25% noncontrolling ownership interest in ClarkDietrich and the assets of certain MISA Metals, Inc. steel processing locations (the “MMI acquisition”). We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into the new joint venture. As of August 31, 2011, all of the retained facilities had ceased operations and actions to locate buyers had been initiated.

—

On May 9, 2011, we closed an agreement to combine certain assets of The Gerstenslager Company (“Gerstenslager”) and International Tooling Solutions, LLC in a new joint venture, ArtiFlex Manufacturing LLC (“ArtiFlex”). In exchange for the contributed net assets, we received a 50% noncontrolling ownership interest in the new joint venture.

As a result of these transactions (collectively, the “Joint Venture Transactions”), the contributed net assets of Dietrich and Gerstenslager were deconsolidated effective March 1, 2011 and May 9, 2011, respectively. Accordingly, the financial results and operating performance of these businesses are reported on a historical basis through the date of deconsolidation, with our portion of the net earnings of ClarkDietrich and ArtiFlex reported within the equity in net income of unconsolidated affiliates (“equity income”) line item in our consolidated statements of earnings. For additional information regarding the Joint Venture Transactions, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” of this Quarterly Report on Form 10-Q.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first quarter of fiscal 2012 and fiscal 2011 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 46% of the net sales of our Steel Processing operating segment were to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of five of our unconsolidated affiliates, including the newly-formed ArtiFlex joint venture, were also to the automotive end market.

Approximately 12% of the net sales of our Steel Processing operating segment and substantially all of the net sales of our Global Group operating segment are to the construction market. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market for two of our unconsolidated joint ventures, Worthington Armstrong Venture (“WAVE”) and ClarkDietrich. The decrease in the portion of our total net sales to the construction market versus the first quarter of fiscal 2011 was primarily driven by the deconsolidation of substantially all of the net assets of Dietrich effective March 1, 2011.

The net sales of our Pressure Cylinders and Steel Packaging operating segments, and approximately 42% of the net sales of our Steel Processing operating segment, were to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended
	August 31,
	2011	2010	Inc /(Dec)
U.S. GDP (% growth year-over-year) [1]	0.1%	1.9%	(1.8)%
Hot-Rolled Steel ($ per ton) [2]	$709	$611	$98
Detroit Three Auto Build (000’s vehicles) [3]	1,898	1,734	164
No. America Auto Build (000’s vehicles) [3]	3,122	3,047	75
Zinc ($ per pound) [4]	$1.03	$0.86	$0.17
Natural Gas ($ per mcf) [5]	$4.30	$4.54	($0.24)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.90	$2.94	$0.96

[1]

2010 figures based on revised actuals    [2] CRU Index; period average    [3] CSM Autobase    [4] LME Zinc; period average    [5] NYMEX Henry Hub Natural Gas; period average    [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally have the opposite effect. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2012, fiscal 2011, and fiscal 2010:

(dollars per ton 1)

	Fiscal Year			Inc / (Dec)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
1st Quarter	$709	$611	$439	$98	16.0%	$172	39.2%
2nd Quarter	N/A	$557	$538	N/A	N/A	$19	3.5%
3rd Quarter	N/A	$699	$549	N/A	N/A	$150	27.3%
4th Quarter	N/A	$851	$669	N/A	N/A	$182	27.2%
Annual Avg.	N/A	$680	$549	N/A	N/A	$131	23.9%

[1]	CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during the first quarter of fiscal 2012. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2012, vehicle production for the Detroit Three automakers was up nearly 10% while total North American vehicle production increased nearly 3% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Recent Business Developments

—

On July 1, 2011, we purchased substantially all of the net assets (excluding accounts receivable) of the BernzOmatic business (“Bernz”) of Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc. for cash consideration of approximately $41.0 million. In connection with this transaction, both parties agreed to settle their ongoing dispute for $10.0 million. Bernz is a leading manufacturer of hand held torches, accessories and outdoor living products for commercial and recreational use. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

Results of Operations

First Quarter – Fiscal 2012 Compared to Fiscal 2011

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$602.4	100.0%	$616.8	100.0%	$(14.4)
Cost of goods sold	530.9	88.1%	537.9	87.2%	(7.0)

Gross margin	71.5	11.9%	78.9	12.8%	(7.4)
Selling, general and administrative expense	45.4	7.5%	56.8	9.2%	(11.4)
Joint venture transactions	3.2	0.5%	-	0.0%	3.2
Restructuring and other expense	1.7	0.3%	1.0	0.2%	0.7

Operating income	21.2	3.5%	21.1	3.4%	0.1
Miscellaneous income	0.4	0.1%	-	0.0%	0.4
Interest expense	(4.7)	-0.8%	(4.7)	-0.8%	(0.0)
Equity in net income of unconsolidated affiliates	24.7	4.1%	18.3	3.0%	6.4
Income tax expense	(13.2)	-2.2%	(10.4)	-1.7%	2.8

Net earnings	28.4	4.7%	24.3	3.9%	4.1
Net earnings attributable to noncontrolling interest	(2.7)	-0.4%	(1.9)	-0.3%	0.8

Net earnings attributable to controlling interest	$25.7	4.3%	$22.4	3.6%	$3.3

Net earnings attributable to controlling interest for the three months ended August 31, 2011 increased $3.3 million over the comparable period in the prior year as a result of the following factors:

—

Net sales decreased $14.4 million from the comparable period in the prior year, driven primarily by decreased volume as a result of the Joint Venture Transactions, which negatively impacted net sales by $104.6 million. Excluding the impact of the Joint Venture Transactions, overall volume, aided by the impact of acquisitions, favorably impacted net sales by $38.1 million. Improved volume was most notable in our Steel Processing and Pressure Cylinders operating segments, where net sales increased 15% and 24%, respectively, over the comparable period of fiscal 2011. Average selling prices increased over the first quarter of fiscal 2011 due to the higher cost of steel, favorably impacting net sales by $51.7 million.

—

Gross margin decreased $7.4 million from the comparable period in the prior year, driven primarily by the impact of the Joint Venture Transactions. Excluding the impact of these transactions, gross margin increased 3%, driven by a favorable change in customer and product mix, partially offset by the impact of inventory holding losses, as selling prices compressed to cover the current quarter decrease in the market price of steel, while steel purchased at a higher cost in prior periods flowed through cost of goods sold.

—

SG&A expense decreased $11.4 million from the comparable period in the prior year, primarily due to the impact of the Joint Venture Transactions and the $4.4 million gain related to the settlement of the Bernz dispute, as more fully described in “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Contingent Liabilities” of this Quarterly Report on Form 10-Q. The overall decrease in SG&A expense was partially offset by the impact of acquisitions.

—

In connection with the deconsolidation of Dietrich and the wind-down of the retained facilities, we incurred approximately $3.2 million of non-recurring charges during the first quarter of fiscal 2012. As more fully described in “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q, these charges consisted primarily of facility exit and other costs and were recorded within the joint venture transactions line item in our consolidated statements of earnings to correspond with amounts previously recognized in connection with this transaction.

—

Restructuring charges of $1.7 million represented a $0.7 million increase from the comparable period in the prior year. Current quarter charges relate to our ongoing transformation efforts and reflect professional fees incurred in connection with the execution of the diagnostics phase within Pressure Cylinders. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

—	Interest expense of $4.7 million was flat versus the comparable period in the prior year, as the impact of higher average debt levels was offset by lower interest rates.

—

Equity income increased $6.4 million from the comparable period in the prior year. The majority of our equity income is generated by our WAVE joint venture, where our portion of net earnings increased $3.0 million, or 20%. Our newly-formed joint ventures, ClarkDietrich and ArtiFlex, also contributed to the current quarter increase, providing $1.1 million and $0.3 million, respectively, of equity income in the current quarter. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

—

Income tax expense increased $2.8 million from the comparable period in the prior year, driven primarily by higher earnings. The current quarter expense of $13.2 million was calculated using an estimated annual effective rate of 32.4% versus 32.3% in the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$408.2	100.0%	$354.9	100.0%	$53.3
Cost of goods sold	366.4	89.8%	314.1	88.5%	52.3

Gross margin	41.8	10.2%	40.8	11.5%	1.0
Selling, general and administrative expense	25.5	6.2%	24.3	6.9%	1.2
Restructuring and other income	—	0.0%	(0.1)	0.0%	(0.1)

Operating income	$16.3	4.0%	$16.6	4.7%	$(0.3)

Material cost	$306.7		$261.2		$45.5
Tons shipped (in thousands)	703		617		86

Net sales and operating highlights were as follows:

—

Net sales increased $53.3 million from the comparable period in the prior year. Higher base material prices in the current quarter led to increased pricing for our products, favorably impacting net sales by $45.9 million. Overall volume, aided by the impact of the MMI acquisition, increased 14% over the comparable period of fiscal 2011, favorably impacting net sales by $7.4 million. The mix of direct versus toll tons processed was 51% to 49% during the first quarter of fiscal 2012, compared with 58% to 42% in the comparable quarter in the prior year.

—	Operating income decreased $0.3 million from the comparable period in the prior year, as inventory holding losses offset a favorable change in customer and product mix.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$168.8	100.0%	$136.1	100.0%	$32.7
Cost of goods sold	143.1	84.8%	109.6	80.6%	33.5

Gross margin	25.7	15.2%	26.5	19.4%	(0.8)
Selling, general and administrative expense	13.8	8.2%	16.9	12.4%	(3.1)

Operating income	$11.9	7.1%	$9.6	7.0%	$2.3

Material cost	$86.6		$63.5		$23.1
Units shipped (in thousands)	14,593		14,269		324

Net sales and operating highlights were as follows:

—

Net sales increased $32.7 million from the comparable period in the prior year. Higher overall volume favorably impacted net sales by $27.2 million, aided by the acquisition of Bernz during the first quarter of fiscal 2012. Additionally, favorable foreign exchange rates and overall pricing for our products increased net sales by $5.5 million.

—

Operating income increased $2.3 million from the comparable period in the prior year. However, operating income in the current quarter included the $4.4 million reduction in SG&A expense related to the settlement of the Bernz dispute as well as the operating results of Bernz since the date of acquisition. Excluding these items, operating income was down as increases in steel, aluminum, gas and other costs outpaced selling prices.

Metal Framing

The following table summarizes the operating results of our Metal Framing operating segment for the periods indicated. The operating results of the net assets contributed to ClarkDietrich are included on a historical basis through March 1, 2011.

	Three Months Ended August 31,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$3.1	100.0%	$84.5	100.0%	$(81.4)
Cost of goods sold	2.8	89.5%	77.8	92.0%	(75.0)

Gross margin	0.3	10.5%	6.7	8.0%	(6.4)
Selling, general and administrative expense	0.8	25.5%	9.7	11.5%	(8.9)
Joint venture transactions	3.2	101.9%	–	0.0%	3.2
Restructuring and other expense	–	0.0%	0.9	1.1%	(0.9)

Operating loss	$(3.7)	-116.9%	$(3.9)	-4.7%	$0.2

Material cost	$0.9		$56.7		$(55.8)
Tons shipped (in thousands)	1		64		(63)

Net sales and operating highlights were as follows:

—

Net sales during the first quarter of fiscal 2012 reflect the operations of Vinyl Corp. as well as the operations of the retained facilities, which continued to produce product to assist ClarkDietrich during the transition period. As of August 31, 2011, all of the retained facilities had ceased operations and actions to locate buyers had been initiated. Additionally, during the first quarter of fiscal 2012, we committed to plans to sell our Vinyl Corp. operations.

—

The current quarter operating loss of $3.7 million was driven primarily by $3.2 million of non-recurring charges related to the wind-down of the retained metal framing facilities. These charges consisted primarily of facility exit and other costs and were recorded within the joint venture transactions line item in our consolidated statements of earnings to correspond with amounts previously recognized in connection with this transaction.

Other

The Other category includes our Steel Packaging and Global Group operating segments, which do not meet the materiality tests for purposes of separate disclosure, as well as certain income and expense items not allocated to our operating segments. The Other category also includes the results of our former Automotive Body Panels operating segment, on a historical basis, through May 9, 2011. The following table presents a summary of operating results for the Other operating segments for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$22.2	100.0%	$41.4	100.0%	$(19.2)
Cost of goods sold	18.5	83.4%	36.4	87.9%	(17.9)

Gross margin	3.7	16.8%	5.0	12.1%	(1.3)
Selling, general and administrative expense	5.3	23.7%	6.0	14.6%	(0.7)
Restructuring and other expense	1.7	7.5%	0.2	0.4%	1.5

Operating loss	$(3.3)	-14.9%	$(1.2)	-2.8%	$(2.1)

Net sales and operating highlights were as follows:

—

Net sales decreased $19.2 million from the comparable period in the prior year, driven primarily by lower volume as a result of the deconsolidation of our former Automotive Body Panels operating segment during the fourth quarter of fiscal 2011. Excluding the impact of this transaction, net sales increased $3.7 million, driven primarily by higher volume in the Global Group operating segment.

—

Operating loss increased $2.1 million from the comparable period in the prior year, driven by higher restructuring charges, which increased by $1.5 million. Current quarter restructuring charges relate to our ongoing transformation efforts and reflect professional fees incurred in connection with the execution of the diagnostics phase within our Pressure Cylinders operating segment. Consistent with similar charges incurred in prior periods, these professional fees were not allocated to our operating segments.

Liquidity and Capital Resources

During the three months ended August 31, 2011, we used $14.8 million of cash for operating activities and invested $6.5 million in property, plant and equipment and paid $41.0 million for substantially all of the net assets of Bernz. Additionally, we repurchased 2,108,070 of our common shares for $35.4 million and paid $7.2 million of dividends, which excludes $3.1 million of dividend payments to noncontrolling interests. These activities were funded primarily by short-term borrowings, which increased $76.3 million during the three months ended August 31, 2011. The following table summarizes our consolidated cash flows for the three months ended August 31, 2011 and 2010:

	Three Months Ended August 31,
(in millions)	2011	2010
Net cash used by operating activities	$(14.8)	$(69.2)
Net cash used by investing activities	(43.2)	(16.4)
Net cash provided by financing activities	38.7	91.5

Increase (decrease) in cash and cash equivalents	(19.3)	5.9
Cash and cash equivalents at beginning of period	56.2	59.0

Cash and cash equivalents at end of period	$36.9	$64.9

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures and debt redemptions, dividend payments and working capital for our existing businesses.

These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. We also believe that we have adequate access to the financial markets to allow us to be in a position to sell long-term debt or equity securities. However, given the current uncertainty and volatility in the financial markets, our ability to access capital, and the terms under which we can do so, may change.

The cash and equivalents balance at August 31, 2011 included $29.0 million of cash held by subsidiaries outside of the United States. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations.

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

Net cash used by operating activities was $14.8 million during the three months ended August 31, 2011 compared to $69.2 million in the comparable period of fiscal 2011. The difference was driven largely by a change in the classification of proceeds from our revolving trade accounts receivable securitization facility (the “AR Facility”) as short-term borrowings effective June 1, 2010 and, to a lesser extent, changes in working capital needs. Proceeds received from the AR Facility prior to June 1, 2010, were recorded as a reduction of accounts receivable. As a result, the $45.0 million of borrowings outstanding under the AR Facility at May 31, 2010 were recorded as a reduction of accounts receivable, whereas the $80.0 million, $90.0 million and $65.0 million of borrowings outstanding at August 31, 2011, May 31, 2011 and August 31, 2010, respectively, were classified as short-term borrowings.

Investing Activities

Net cash used by investing activities increased $26.8 million to $43.2 million during the three months ended August 31, 2011, as the consideration transferred for substantially all of the net assets of Bernz during the first quarter of fiscal 2012 exceeded the consideration transferred for the net assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”) during the first quarter of fiscal 2011 by $28.8 million. Proceeds from the sale of assets increased $2.9 million, partially offsetting the overall increase in net cash used by investing activities.

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

Financing Activities

Net cash provided by financing activities was $38.7 million during the three months ended August 31, 2011, compared to $91.5 million during the comparable period of fiscal 2011. The difference was driven by lower proceeds from short-term borrowings during the current quarter, as the previously noted change in classification of proceeds received from the AR Facility resulted in a $75.0 million decrease in net cash provided by financing activities during the first quarter of fiscal 2012 versus the comparable prior year period. The impact of this item was partially offset by a $27.6 million decrease in common share repurchases. During the three months ended August 31, 2011, $35.4 million of cash was used to repurchase 2,108,070 of our common shares compared to $63.0 million for the repurchase of 4,753,298 of our common shares during the comparable period of fiscal 2011.

As of August 31, 2011, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include ratings triggers or material adverse change provisions. Our credit ratings at August 31, 2011 were unchanged from those reported as of May 31, 2011. However, during the first quarter of fiscal 2012, Moody’s Investor Services changed our rating outlook to stable from negative. Refer to “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivables Securitization” for additional information regarding our short-term and long-term debt agreements.

Common shares – Worthington Industries’ Board of Directors (the “Board”) declared quarterly dividends of $0.12 per common share during the first quarter of fiscal 2012 compared to $0.10 per common share during the comparable period of fiscal 2011. Dividends paid on our common shares totaled $7.2 million and $7.9 million, respectively, during the three months ended August 31, 2011 and 2010. Note that dividends paid reflect those declared in the previous quarter.

On September 26, 2007, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 494,802 common shares remained available for repurchase at May 31, 2011. On June 29, 2011, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares, increasing the total number of common shares available for repurchase to 10,494,802.

During the first quarter of fiscal 2012, we repurchased 2,108,070 of our common shares for $35.4 million, exhausting all of the common shares available for repurchase under the September 26, 2007 authorization and leaving 8,386,732 of common shares available for repurchase under the June 29, 2011 authorization.

The common shares available for repurchase under the June 29, 2011 authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2011 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2011, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15.6 million at August 31, 2011. We have also guaranteed the repayment of a $5.0 million term loan held by ArtiFlex, an unconsolidated joint venture. In addition, we had in place $9.0 million of outstanding stand-by letters of credit as of August 31, 2011. These letters of credit were issued to third-party service providers and had no amounts drawn against them at August 31, 2011. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In August 2011, amended accounting guidance was issued intended to simplify how an entity tests goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect to apply the provisions of this amended accounting guidance to our fiscal 2012 goodwill impairment test(s), as early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2011 Form 10-K.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the three months ended August  31, 2011.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II - Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2011 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2011). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2011) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the statement above, see “Item I. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Contingent Liabilities” in Part I of this Quarterly Report on Form 10-Q for additional information regarding litigation that remained pending at the end of or was settled during the first quarter of fiscal 2012.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (the “2011 Form 10-K”), as filed with the Securities and Exchange Commission on August 1, 2011, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2011 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2011 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2011:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2011	-	-	-	10,494,802
July 1-31, 2011	-	-	-	10,494,802
August 1-31, 2011	2,108,070	$16.778	2,108,070	8,386,732

Total	2,108,070	$16.778	2,108,070

(1)

On September 26, 2007, Worthington Industries, Inc. announced that the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 494,802 common shares remained available for repurchase at May 31, 2011. On June 29, 2011, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares, increasing the total number of common shares available for repurchase to 10,494,802. At August 31, 2011, no common shares remained available for repurchase under the September 26, 2007 repurchase authorization and 8,386,732 common shares remained available for repurchase under the June 29, 2011 authorization. The common shares available for repurchase under the June 29, 2011 authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – [Reserved]

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1

Summary of Cash Compensation for Directors of Worthington Industries, Inc., approved June 29, 2011 and effective September, 2011 (incorporated herein by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (SEC File No. 001-08399))

10.2

Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (SEC File No. 001-08399))

10.3

Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (SEC File No. 001-08399))

10.4

Form of Non-Qualified Stock Option Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to executive officers of Worthington Industries, Inc. effective as of June 30, 2011 pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan and to be entered into by Worthington Industries, Inc. in order to evidence future grants of non-qualified stock options to executive officers pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on July 6, 2011 (SEC File No. 001-08399))

10.5

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant for 2011 effective as of June 30, 2011, of restricted common shares, which will vest in three years, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on July 6, 2011 (SEC File No. 001-08399))

10.6

Form of Amended and Restated Restricted Stock Award Agreement entered into effective as of September 14, 2011 by Worthington Industries, Inc. with each of B. Andrew Rose and Mark A. Russell in order to amend and restate the original Restricted Stock Award Agreement effective as of June 30, 2011 in respect of 185,000 restricted common shares granted pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on September 20, 2011 (SEC File No. 001-08399)) NOTE: This form of Amended and Restated Restricted Stock Award Agreement amends and restates the form of Restricted Stock Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on July 6, 2011 (SEC File No. 001-08399))

10.7

First Amendment to the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 4, 2011 (SEC File No. 001-08399))

10.8	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (effective as of September 1, 2011) *

10.9	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (effective as of September 1, 2011) *

10.10	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated effective as of June 1, 2000 (Amendment is effective as of September 1, 2011)*

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (effective as of September 1, 2011) *

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Section 1350 Certifications of Principal Executive Officer **

32.2	Section 1350 Certifications of Principal Financial Officer **

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following formatted documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2011 and May 31, 2011;
(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2011 and August 31, 2010;
(iii)	Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010; and
(iv)	Notes to Consolidated Financial Statements for the three months ended August 31, 2011 and August 31, 2010.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 11, 2011	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Summary of Cash Compensation for Directors of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (SEC File No. 001-08399)

10.2	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.3	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers	Incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (SEC File No. 001-08399)

10.4

Form of Non-Qualified Stock Option Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to executive officers of Worthington Industries, Inc. effective as of June 30, 2011 pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan and to be entered into by Worthington Industries, Inc. in order to evidence future grants of non-qualified stock options to executive officers pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on July 6, 2011 (SEC File No. 001-08399)

10.5

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant for 2011 effective as of June 30, 2011, of restricted common shares, which will vest in three years, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan

Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on July 6, 2011 (SEC File No. 001-08399)

10.6

Form of Amended and Restated Restricted Stock Award Agreement entered into effective as of September 14, 2011 by Worthington Industries, Inc. with each of B. Andrew Rose and Mark A. Russell in order to amend and restate the original Restricted Stock Award Agreement effective as of June 30, 2011 in respect of 185,000 restricted common shares granted pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan. NOTE: This form of Amended and Restated Restricted Stock Award Agreement amends and restates the form of Restricted Stock Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on July 6, 2011 (SEC File No. 001-08399)

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on September 20, 2011 (SEC File No. 001-08399)

10.7	First Amendment to the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 4, 2011 (SEC File No. 001-08399)

10.8	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (effective as of September 1, 2011)	Filed herewith

10.9	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (effective as of September 1, 2011)	Filed herewith

10.10	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated effective as of June 1, 2000 (Amendment is effective as of September 1, 2011)	Filed herewith

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (effective as of September 1, 2011)	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Furnished herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(v)	Consolidated Balance Sheets at August 31, 2011 and May 31, 2011;

(vi)	Consolidated Statements of Earnings for the three months ended August 31, 2011 and August 31, 2010;

(vii)	Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010; and

(viii)	Notes to Consolidated Financial Statements for the three months ended August 31, 2011 and August 31, 2010.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.