Form 10-Q
period 2011-11-30
WORTHINGTON INDUSTRIES INC
filed 2012-01-17
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On December 30, 2011, the number of Common Shares issued and outstanding was 69,450,591.

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
—

adverse impacts associated with the recent voluntary recall of our MAP-PRO®, Propylene and MAAP® cylinders, including recall costs, legal and notification expenses, lost sales and potential negative customer perceptions of certain pressure cylinder products;

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

—	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
—	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the acceptance of our products in new markets;
—	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
—	adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
—	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
—	level of imports and import prices in our markets;
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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30,	May 31,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,806	$56,167
Receivables, less allowances of $3,254 and $4,150 at November 30, 2011 and May 31, 2011	328,638	388,550
Inventories:
Raw materials	165,232	189,450
Work in process	85,175	98,940
Finished products	84,713	82,440

Total inventories	335,120	370,830
Income taxes receivable	13,125	1,356
Assets held for sale	22,962	9,681
Deferred income taxes	22,290	28,297
Prepaid expenses and other current assets	32,743	36,754

Total current assets	808,684	891,635

Investments in unconsolidated affiliates	233,187	232,149
Goodwill	102,379	93,633
Other intangible assets, net of accumulated amortization of $12,715 and $12,688 at November 30, 2011 and May 31, 2011	43,235	19,958
Other assets	23,150	24,540
Property, plant and equipment, net	398,989	405,334

Total assets	$1,609,624	$1,667,249

Liabilities and equity
Current liabilities:
Accounts payable	$177,194	$253,404
Short-term borrowings	226,086	132,956
Accrued compensation, contributions to employee benefit plans and related taxes	43,155	72,312
Dividends payable	8,391	7,175
Other accrued items	34,043	52,023
Income taxes payable	502	7,132

Total current liabilities	489,371	525,002

Other liabilities	71,522	67,309
Long-term debt	250,263	250,254
Deferred income taxes	88,126	83,981

Total liabilities	899,282	926,546

Shareholders’ equity — controlling interest	663,562	689,910
Noncontrolling interest	46,780	50,793

Total equity	710,342	740,703

Total liabilities and equity	$1,609,624	$1,667,249

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Net sales	$565,652	$580,687	$1,168,039	$1,197,492
Cost of goods sold	509,046	510,868	1,039,971	1,048,759

Gross margin	56,606	69,819	128,068	148,733

Selling, general and administrative expense	52,901	56,971	98,262	113,749
Restructuring and other expense (income)	2,048	(76)	3,751	988
Joint venture transactions	(1,192)	-	2,023	-

Operating income	2,849	12,924	24,032	33,996
Other income (expense):
Miscellaneous income (expense)	279	(94)	680	(137)
Interest expense	(4,756)	(4,838)	(9,444)	(9,546)
Equity in net income of unconsolidated affiliates	21,912	16,223	46,609	34,512

Earnings before income taxes	20,284	24,215	61,877	58,825
Income tax expense	6,083	7,332	19,336	17,689

Net earnings	14,201	16,883	42,541	41,136
Net earnings attributable to noncontrolling interest	2,216	2,414	4,904	4,313

Net earnings attributable to controlling interest	$11,985	$14,469	$37,637	$36,823

Basic
Average common shares outstanding	69,350	74,062	70,440	75,870

Earnings per share attributable to controlling interest	$0.17	$0.20	$0.53	$0.49

Diluted
Average common shares outstanding	69,356	74,077	70,925	75,882

Earnings per share attributable to controlling interest	$0.17	$0.20	$0.53	$0.49

Common shares outstanding at end of period	68,937	74,108	68,937	74,108

Cash dividends declared per share	$0.12	$0.10	$0.24	$0.20

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Operating activities
Net earnings	$14,201	$16,883	$42,541	$41,136
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	13,119	15,646	25,973	31,470
Restructuring and other expense (income), non-cash	-	(32)	-	225
Provision for deferred income taxes	500	(1,365)	8,178	(4,464)
Bad debt expense (income)	(140)	776	(111)	781
Equity in net income of unconsolidated affiliates, net of distributions	2,782	(2,160)	(2,287)	(3,816)
Net loss (gain) on sale of assets	(1,653)	354	(2,068)	(329)
Stock-based compensation	2,578	1,579	5,779	3,033
Changes in assets and liabilities:
Receivables	28,717	8,100	56,092	(15,122)
Inventories	48,860	31,799	54,775	26,330
Prepaid expenses and other current assets	2,940	1,437	3,550	695
Other assets	1,567	107	2,840	807
Accounts payable and accrued expenses	(50,281)	(15,158)	(147,129)	(94,143)
Other liabilities	1,165	1,491	1,382	3,658

Net cash provided (used) by operating activities	64,355	59,457	49,515	(9,739)

Investing activities
Investment in property, plant and equipment, net	(3,559)	(4,477)	(10,031)	(10,810)
Acquisitions, net of cash acquired	(38,782)	-	(79,782)	(12,175)
Investments in unconsolidated affiliates	-	-	(785)	-
Proceeds from sale of assets	6,306	4,366	11,347	6,508

Net cash used by investing activities	(36,035)	(111)	(79,251)	(16,477)

Financing activities
Net proceeds from (repayments of) short-term borrowings	16,881	(41,375)	93,131	123,735
Proceeds from issuance of common shares	315	1,036	8,523	1,338
Payments to noncontrolling interest	(3,456)	(3,457)	(6,576)	(6,577)
Repurchase of common shares	(16,715)	(12,137)	(52,120)	(75,092)
Dividends paid	(8,414)	(7,408)	(15,583)	(15,334)

Net cash provided (used) by financing activities	(11,389)	(63,341)	27,375	28,070

Increase (decrease) in cash and cash equivalents	16,931	(3,995)	(2,361)	1,854
Cash and cash equivalents at beginning of period	36,875	64,865	56,167	59,016

Cash and cash equivalents at end of period	$53,806	$60,870	$53,806	$60,870

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended November 30, 2011 and November 30, 2010

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (the “United States”) for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three and six months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012 (“fiscal 2012”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (“fiscal 2011”) of Worthington Industries, Inc. (the “2011 Form 10-K”).

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

On March 1, 2011, we joined with ClarkWestern Building Systems Inc. to form Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a joint venture that manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, and shaft wall studs and track used primarily in residential and commercial construction. We contributed our metal framing business and related working capital, excluding the Vinyl division, in exchange for a 25% ownership interest in ClarkDietrich and the assets of certain MISA Metals, Inc. steel processing locations. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ClarkDietrich, the contributed net assets were deconsolidated effective March 1, 2011.

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into the new joint venture. As of November 30, 2011, all of the retained facilities had ceased operations and actions to locate buyers had been initiated, thereby meeting the criteria for classification as assets held for sale in accordance with the applicable accounting guidance. Accordingly, the carrying value of the retained facilities, which consist primarily of property, plant and equipment, is presented separately in our consolidated balance sheet as assets held for sale.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on June 1, 2012, will not impact our financial position or results of operations.

In September 2011, amended accounting guidance was issued that simplifies how an entity tests goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect to apply the provisions of this amended accounting guidance to our fiscal 2012 goodwill impairment test(s), as early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

NOTE B – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership, or otherwise, are accounted for using the equity method. At November 30, 2011, these equity investments and the percentage interests owned consisted of: ArtiFlex (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), LEFCO Worthington, LLC (49%), Samuel Steel Pickling Company (31%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

We received distributions from unconsolidated affiliates totaling $44,322,000 during the six months ended November 30, 2011. We have received cumulative distributions from WAVE in excess of our investment balance totaling $11,286,000 and $10,715,000 as of November 30 and May 31, 2011, respectively. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately. As more fully described in “NOTE P – Subsequent Events,” during December 2011, we received a $50,000,000 non-recurring special dividend from WAVE, increasing the amount recorded within other liabilities.

Combined financial information for our unconsolidated affiliates is summarized in the following table:

	November 30,	May 31,
(in thousands)	2011	2011
Cash	$161,622	$122,938
Other current assets	494,035	474,284
Noncurrent assets	332,356	260,805

Total assets	$988,013	$858,027

Current maturities of long-term debt	$3,615	$-
Current liabilities	206,583	184,467
Long-term debt	180,161	150,229
Other noncurrent liabilities	21,244	5,365
Equity	576,410	517,966

Total liabilities and equity	$988,013	$858,027

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2011	2010	2011	2010
Net sales	$420,103	$210,666	$848,204	$423,805
Gross margin	79,985	49,856	163,809	105,198
Depreciation and amortization	4,766	2,767	9,602	5,562
Interest expense	950	373	1,826	783
Income tax expense	5,766	2,429	10,124	5,521
Net earnings	47,959	33,224	99,823	70,647

NOTE C – Restructuring and Other Expense (Income)

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

During the six months ended November 30, 2011, the following actions were taken in connection with the Transformation Plan:

•

We engaged a consulting firm to assist with the ongoing transformation efforts within our Pressure Cylinders operating segment. As a result, we incurred professional fees of $3,785,000, which were classified as restructuring and other expense in our consolidated statements of earnings. Services provided included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Transformation Plan.

•	The following actions were taken in connection with the wind-down of our Metal Framing operating segment:

-	Approximately $5,215,000 of facility exit and other costs were incurred in connection with the closure of the retained facilities.

-	The severance accrual was adjusted downward, resulting in a $1,041,000 credit to earnings.

-	Certain assets of the retained facilities classified as held for sale were disposed of for cash proceeds of $2,867,000 resulting in a net gain of $1,385,000.

-

The assets of our Vinyl division, which were also classified as held for sale, were sold to our unconsolidated affiliate, ClarkDietrich, for cash proceeds of $6,125,000 resulting in a gain of $766,000.

These items were recognized within the joint venture transactions line item in our consolidated statements of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our Metal Framing operating segment.

A progression of the liabilities created as part of the Transformation Plan during the six months ended November 30, 2011, combined with a reconciliation to the restructuring and other expense (income) line item in our consolidated statement of earnings is summarized in the following table:

	Beginning	Expense/			Ending
(in thousands)	Balance	(Income)	Payments	Adjustments	Balance
Early retirement and severance	$7,220	$(1,041)	$(2,577)	$1,588	$5,190
Facility exit and other costs	409	5,181	(5,215)	33	408
Professional fees	-	3,785	(3,050)	13	748

	$7,629	7,925	$(10,842)	$1,634	$6,346

Net gain on sale of assets		(2,151)

Total restructuring charges		5,774
Joint venture transactions		(2,023)

Restructuring and other expense		$3,751

The adjustment to the early retirement and severance line item above relates to the reclassification of severance costs to be reimbursed by MISA in connection with the ClarkDietrich formation to the assets section of the balance sheet during the six months ended November 30, 2011.

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

On July 1, 2011, we acquired Bernz for cash consideration of approximately $41,000,000. In connection with this transaction, we agreed to settle this dispute, which was valued at $10,000,000, and was paid at closing. Reserves previously recognized in connection with this matter totaled $14,402,000. Refer to “NOTE M – Acquisitions” for additional information regarding our acquisition of Bernz.

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

NOTE E – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2011, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15,404,000 at November 30, 2011. We have also guaranteed the repayment of a $5,000,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

We also had in place $8,950,000 of outstanding stand-by letters of credit as of November 30, 2011. These letters of credit were issued to third-party service providers and had no amounts drawn against them at November 30, 2011. The fair value of these guarantee instruments, based on premiums paid, was not material.

NOTE F – Debt and Receivables Securitization

We have a $400,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2013. Borrowings outstanding under the Credit Facility were $136,050,000 at November 30, 2011. Additionally, as discussed in “NOTE E – Guarantees”, we provided $8,950,000 in stand-by letters of credit for third-party beneficiaries as of November 30, 2011. While not drawn against, these letters of credit reduce our availability under the Credit Facility, leaving $255,000,000 available at November 30, 2011.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheet. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At November 30, 2011, the applicable variable rate, based on LIBOR, was 0.9%.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility has been available throughout fiscal 2012 to date, and was available throughout fiscal 2011. The AR Facility expires in January 2012; however, we are currently in the process of renewing this agreement and expect to renew this facility prior to expiration. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of November 30, 2011, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $85,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at November 30, 2011 consisted of $5,036,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL. This credit facility matures in November 2012 and bears interest at a variable rate. The applicable variable rate at November 30, 2011 was 2.5%.

NOTE G – Comprehensive Income

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and six months ended November 30, 2011:

	Three Months Ended November 30, 2011			Six Months Ended November 30, 2011
	Controlling	Noncontrolling		Controlling	Noncontrolling
	Interest	Interest	Total	Interest	Interest	Total
(in thousands)
Net earnings	$11,985	$2,216	$14,201	$37,637	$4,904	$42,541
Other comprehensive income (loss):
Foreign currency translation	(9,554)	(1,520)	(11,074)	(9,032)	(2,341)	(11,373)
Cash flow hedges	1,155	-	1,155	(880)	-	(880)
Pension liability adjustment	49	-	49	49	-	49

Total comprehensive income	$3,635	$696	$4,331	$27,774	$2,563	$30,337

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and six months ended November 30, 2010:

	Three Months Ended November 30, 2010			Six Months Ended November 30, 2010
	Controlling	Noncontrolling		Controlling	Noncontrolling
	Interest	Interest	Total	Interest	Interest	Total
(in thousands)
Net earnings	$14,469	$2,414	$16,883	$36,823	$4,313	$41,136
Other comprehensive income (loss):
Foreign currency translation	2,901	-	2,901	5,452	-	5,452
Cash flow hedges	274	-	274	(1,777)	-	(1,777)
Pension liability adjustment	-	-	-	12	-	12

Total comprehensive income	$17,644	$2,414	$20,058	$40,510	$4,313	$44,823

NOTE H – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the six months ended November 30, 2011:

	Controlling Interest
		Cumulative
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interest	Total
Balance at May 31, 2011	$181,525	$3,975	$504,410	$689,910	$50,793	$740,703
Comprehensive income*	-	(9,863)	37,637	27,774	2,563	30,337
Common shares issued	8,523	-	-	8,523	-	8,523
Stock-based compensation	6,274	-	-	6,274	-	6,274
Purchases and retirement of common shares	(8,672)	-	(43,448)	(52,120)	-	(52,120)
Dividends paid to noncontrolling interest	-	-	-	-	(6,576)	(6,576)
Cash dividends declared	-	-	(16,799)	(16,799)	-	(16,799)

Balance at November 30, 2011	$187,650	$(5,888)	$481,800	$663,562	$46,780	$710,342

* The allocation of the components of comprehensive income attributable to controlling and noncontrolling interests is disclosed in “NOTE G – Comprehensive Income.”

NOTE I – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2011, we granted non-qualified stock options covering a total of 561,118 common shares under our stock-based compensation plans. The weighted average option price of $21.41 per share was equal to the market price of the underlying common shares on the date of grant. The weighted average fair value of these stock options, based on the Black-Scholes option-pricing model and calculated on the date of grant was $8.42 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $4,257,000, which will be recognized on a straight-line basis over their respective three-year vesting periods. The following weighted average assumptions were used to value these stock options:

Dividend yield	2.7%
Expected volatility	51.7%
Risk-free interest rate	1.9%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2011, we granted 124,225 restricted common shares under our stock-based compensation plans that vest after three years of service. The fair value of these restricted common shares was equal to the weighted average closing market prices of the underlying common shares on the date of grant, or $19.51 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares of $2,195,000 will be recognized on a straight-line basis over their respective three-year vesting periods.

Market-Based Restricted Common Shares

During the first quarter of fiscal 2012, we granted 370,000 restricted common shares to certain key employees under our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $30.00 per share and remaining at or above that price for 30 consecutive days. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $19.53 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.3%
Expected volatility	52.6%
Risk-free interest rate	1.8%

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $7,226,000. Based on the derived service period of 0.81 years, approximately $1,487,000 of expense was recognized during the first quarter of fiscal 2012.

On September 14, 2011, these restricted stock award agreements were amended to include a three-year service-based vesting condition in addition to the market-based vesting condition established in the original agreements. The amended awards were accounted for as a modification of the original awards in accordance with the applicable accounting guidance. No incremental compensation expense was recognized in connection with the modification, as the fair value of the modified awards did not exceed the fair value of the original awards. Accordingly, the remaining unrecognized compensation expense of the original awards as of the modification date will be recorded on a straight-line basis over the modified service period, or approximately three years. Approximately $2,236,000 of expense was recognized during the six months ended November 30, 2011.

NOTE J – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2011	2010	2011	2010
Defined benefit plans:
Service cost	$65	$239	$134	$473
Interest cost	376	358	756	712
Expected return on plan assets	(408)	(333)	(815)	(666)
Net amortization and deferral	43	64	86	128

Net pension cost of defined benefit plans	$76	$328	$161	$647

The current quarter decrease in net pension cost resulted from the curtailment of The Gerstenslager Company Bargain Unit Employees’ Pension Plan during the fourth quarter of fiscal 2011, as disclosed in “Part II – Item 8. – Financial Statements and Supplementary Data – Note J – Employee Pension Plans” of our 2011 Form 10-K.

We anticipate total contributions of approximately $1,564,000 in fiscal 2012, of which approximately $655,000 had been made as of November 30, 2011.

NOTE K – Income Taxes

Income tax expense for the first six months of fiscal 2012 and fiscal 2011 reflects estimated annual effective income tax rates of 32.9% and 32.7%, respectively. These rates are applicable only to net earnings attributable to controlling interests, as reflected in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests is primarily a result of our Spartan consolidated joint venture. The earnings attributable to the noncontrolling interest in Spartan do not generate tax expense to Worthington since the investors in Spartan are taxed directly based on the earnings attributable to them. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual fiscal 2012 effective income tax rate could be materially different from the forecasted rate as of November 30, 2011.

NOTE L – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2011	2010	2011	2010
Net sales
Steel Processing	$373,462	$317,147	$781,636	$672,011
Pressure Cylinders	176,717	136,218	345,546	272,292
Metal Framing	1,257	77,084	4,402	161,588
Other	14,216	50,238	36,455	91,601

Consolidated net sales	$565,652	$580,687	$1,168,039	$1,197,492

Operating income (loss)
Steel Processing	$7,387	$8,429	$23,664	$25,047
Pressure Cylinders	531	9,523	12,446	19,077
Metal Framing	372	(6,684)	(3,315)	(10,613)
Other	(5,441)	1,656	(8,763)	485

Consolidated operating income	$2,849	$12,924	$24,032	$33,996

Pre-tax restructuring and other expense (income)
Steel Processing	$-	$(270)	$-	$(373)
Pressure Cylinders	-	-	-	-
Metal Framing	-	56	-	976
Other	2,048	138	3,751	385

Consolidated restructuring and other expense (income)	$2,048	$(76)	$3,751	$988

Joint venture transactions
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	-
Metal Framing	(1,192)	-	2,023	-
Other	-	-	-	-

Consolidated joint venture transactions	$(1,192)	$-	$2,023	$-

(in thousands)	November 30, 2011	May 31, 2011
Total assets
Steel Processing	$637,626	$742,838
Pressure Cylinders	553,998	481,361
Metal Framing	13,771	37,069
Other	404,229	405,981

Consolidated total assets	$1,609,624	$1,667,249

NOTE M – Acquisitions

STAKO

On September 30, 2011, we acquired 100% of the outstanding voting interests of Poland-based STAKO sp. Z o.o. (“STAKO”) for cash consideration of approximately $41,500,000 and the assumption of certain liabilities. STAKO manufactures liquefied petroleum gas tanks for engines in passenger cars and commercial and delivery vehicles. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of STAKO, we identified and valued the following identifiable intangible assets:

	$0,000	$0,000
(in thousands)		Useful Life
Category	Amount	(Years)
Trade name	$1,500	10
Customer relationships	2,500	10-15
Non-compete agreement	400	3

Total acquired identifiable intangible assets	$4,400

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill of $7,990,000, which is not expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for STAKO and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$2,715
Accounts receivable	4,175
Inventories	6,208
Other current assets	75
Intangible assets	4,400
Other noncurrent assets	60
Property, plant and equipment	23,770

Total identifiable assets	41,403
Accounts payable	(2,813)
Accrued liabilities	(750)
Other liabilities	(1,890)
Deferred income taxes	(2,440)

Net identifiable assets	33,510
Goodwill	7,990

Total consideration paid	$41,500

Operating results of STAKO have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2011, would not be materially different than reported results.

Bernz

On July 1, 2011, we purchased substantially all of the net assets of Bernz (excluding accounts receivable) from Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc., for cash consideration of approximately $41,000,000. Bernz is a leading manufacturer of hand held torches and accessories. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

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

(in thousands)
Reserve	$14,402
Less: Fair value of settlement	(10,000)

Settlement gain	$4,402

The settlement gain was recognized within selling, general and administrative (“SG&A”) expense in our consolidated statements of earnings to correspond with the classification of the reserves previously recognized in connection with this matter. An income approach that incorporated market participant assumptions regarding the estimate of future cash flows and the possible variations among those cash flows was used to measure fair value. In accordance with the accounting guidance for a business combination, the fair value of the settlement feature was excluded from the fair value of the consideration transferred for purposes of the purchase price allocation.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Bernz, we identified and valued the following identifiable intangible assets:

	$00,000	$00,000
(in thousands)		Useful Life
Category	Amount	(Years)
Trade name	$8,500	Indefinite
Customer relationships	10,500	9-13
Non-compete agreements	2,300	5

Total acquired identifiable intangible assets	$21,300

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill of $3,609,000, which is expected to be deductible for income tax purposes.

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

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in our consolidated balance sheet at November 30, 2011:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,090
	Other assets	-	Other liabilities	10,158

Totals		$-		$12,248

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$202	Accounts payable	$754

		202		754

Foreign exchange contracts	Receivables	-	Accounts payable	290

		-		290

Totals		$202		$1,044

Total Derivative Instruments		$202		$13,292

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in the consolidated balance sheet at May 31, 2011:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,024
	Other assets	-	Other liabilities	10,375

		-		12,399

Commodity contracts	Receivables	194	Accounts payable	-

		194		-

Totals		$194		$12,399

Derivatives not designated as hedg inginstruments:
Commodity contracts	Receivables	$944	Accounts payable	$-

		944		-

Foreign exchange contracts	Other assets	-	Other accrued items	573

		-		573

Totals		$944		$573

Total Derivative Instruments		$1,138		$12,972

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

The following table summarizes our cash flow hedges outstanding at November 30, 2011:

(in thousands)	Notional Amount	Maturity Date
Interest rate contracts	$100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended November 30, 2011 and 2010:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended November 30, 2011:
Interest rate contracts	$257	Interest expense	$(928)	Interest expense	$-
Commodity contracts	(707)	Cost of goods sold	(286)	Cost of goods sold	-

Totals	$(450)		$(1,214)		$-

For the three months ended November 30, 2010:
Interest rate contracts	$(220)	Interest expense	$(971)	Interest expense	$-
Commodity contracts	(439)	Cost of goods sold	(13)	Cost of goods sold	-

Totals	$(659)		$(984)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the six months ended November 30, 2011 and 2010:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the six months ended November 30, 2011:
Interest rate contracts	$(1,873)	Interest expense	$(1,998)	Interest expense	$-
Commodity contracts	(423)	Cost of goods sold	1,735	Cost of goods sold	-

Totals	$(2,296)		$(263)		$-

For the six months ended November 30, 2010:
Interest rate contracts	$(4,708)	Interest expense	$(1,965)	Interest expense	$-
Commodity contracts	(761)	Cost of goods sold	129	Cost of goods sold	-

Totals	$(5,469)		$(1,836)		$-

The estimated net amount of the losses recognized in accumulated OCI at November 30, 2011 expected to be reclassified into net earnings within the succeeding twelve months is $1,266,000 (net of tax of $823,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2011, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ended May 31, 2012 and 2013.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2011:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$13,710	January 2012 -December 2012
Foreign currency contracts	76,670	July 2012

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended November 30, 2011 and 2010:

	Location of Income (Loss)	Income (Loss) Recognized in Earnings for the Three Months Ended November 30,
(in thousands)	Recognized in Earnings	2011	2010
Commodity contracts	Cost of good sold	$(226)	$(840)
Foreign exchange contracts	Miscellaneous expense	3,742	(1,077)

Total		$3,516	$(1,917)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the six months ended November 30, 2011 and 2010:

	Location of Income (Loss)	Income (Loss) Recognized in Earnings for the Six Months Ended November 30,
(in thousands)	Recognized in Earnings	2011	2010
Commodity contracts	Cost of good sold	$(1,103)	$(1,554)
Foreign exchange contracts	Miscellaneous expense	3,768	(2,335)

Total		$2,665	$(3,889)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At November 30, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$202	$-	$202

Total assets	$-	$202	$-	$202

Liabilities
Derivative contracts	$-	$13,292	$-	$13,292

Total liabilities	$-	$13,292	$-	$13,292

At May 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,138	$-	$1,138

Total assets	$-	$1,138	$-	$1,138

Liabilities
Derivative contracts	$-	$12,972	$-	$12,972

Total liabilities	$-	$12,972	$-	$12,972

The fair value of our derivative contracts is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “NOTE N – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $292,168,000 and $265,239,000 at November 30, 2011 and May 31, 2011, respectively.

NOTE P – Subsequent Events

On December 1, 2011, we acquired the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman”). The purchase price consisted of cash consideration of approximately $23,400,000. We anticipate completing the purchase price allocation for this acquisition in the third quarter of fiscal 2012. On December 1, 2011, we also executed a license agreement with Coleman whereby we obtained the exclusive right to use certain trademarks within the United States and Canada in connection with our operation of the acquired business. Under the terms of the license agreement, we are required to make minimum annual royalty payments of $2,000,000. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

In December 2011, our suspended ceiling systems joint venture, WAVE, completed a refinancing transaction. In connection with this refinancing transaction, WAVE executed a $225,000,000 three-year revolving credit agreement and a $50,000,000 ten-year private placement bond that bears interest at a rate of 4.90%. A portion of the aggregate proceeds was used to repay $150,000,000 outstanding under WAVE’s previous credit agreement. The remaining proceeds were used to pay a non-recurring $50,000,000 special dividend to each of WAVE’s two joint venture members. As a result of the special dividend, cumulative distributions received during fiscal 2012 have exceeded our portion of the cumulative equity in the net earnings of WAVE.

On December 29, 2011, we acquired all of the outstanding capital stock of Angus Industries, Inc. (“Angus”), a manufacturer of OEM cabs for mobile equipment, for $180,000,000. Excluding an adjustment for final working capital, the purchase price consisted of cash consideration of $126,700,000, the assumption of $47,000,000 of debt and 382,746 restricted common shares with a fair value of $6,300,000 based on the closing market price of our common shares on the acquisition date. A portion of the cash consideration was funded with proceeds from the $50,000,000 special dividend from WAVE, with the remainder funded through borrowings under the Credit Facility. We expect the purchase price allocation for this acquisition will be recorded in the third quarter of fiscal 2012. The operations of Angus will be reported within a newly-formed operating segment, Engineered Cabs, which is expected to be disclosed as a separate reportable business segment.

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, Propylene and MAAP® cylinders and related hand torch kits. The recall is a precautionary step and involves a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. We are unaware of any incidence of fire or injury caused by this situation. In connection with this matter, for the three months ended November 30, 2011, we recorded certain accruals for our estimated probable costs, including $4,737,000 for product returns and $3,883,000 for recall-related costs. Estimated product returns have been recorded as a reduction of net sales and estimated recall-related costs have been included in cost of goods sold. In addition, we wrote-off $1,051,000 of affected inventory, which was also included in cost of goods sold. Accordingly, consolidated operating results for the three and six months ended November 30, 2011 reported in this Quarterly Report on Form 10-Q reflect a $9,671,000 pre-tax decrease from that reported in our earnings release dated January 5, 2012.

Our plans for the recall are still being finalized and actual costs related to this matter may vary from the estimate. The ultimate cost will depend on several factors, including the actual number of customer returns, the freight costs associated with transporting the cylinders from our customer sites, the number of consumers who respond to the recall, and whether costs will be recovered from the supplier of the valve. Recoveries, if any, will not be recorded until an agreement is reached with the supplier. We expect the majority of the direct costs related to the recall to be paid before the end of fiscal 2012.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I—Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (“fiscal 2011”) includes additional information about us, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products. As of November 30, 2011, excluding our joint ventures, we operated 32 manufacturing facilities worldwide, principally in two reportable business segments: Steel Processing and Pressure Cylinders. Other operating segments, which are immaterial for purposes of separate disclosure, include Steel Packaging and the Worthington Global Group (the “Global Group”). We also held equity positions in 12 joint ventures, which operated 44 manufacturing facilities worldwide, as of November 30, 2011.

Overview

Recent acquisitions by both our Pressure Cylinders and Steel Processing operating segments have produced solid results and proven complementary to our existing businesses. Our recently-formed joint ventures, Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) and ArtiFlex Manufacturing LLC (“ArtiFlex”) have also performed well.

The comparability of consolidated operating results for the three months ended November 30, 2011 versus the same period of fiscal 2011 was impacted by the following transactions:

—

On March 1, 2011, we closed an agreement with Marubeni-Itochu Steel America, Inc. (“MISA”) to combine certain assets of Dietrich Metal Framing (“Dietrich”) and ClarkWestern Building Systems Inc. in a new joint venture, ClarkDietrich. We contributed our metal framing business, excluding the Vinyl division, to ClarkDietrich, including all of the related working capital and six of the 13 facilities. In exchange for the contributed net assets, we received the assets of certain MISA Metals, Inc. steel processing locations (the “MMI acquisition”) and a 25% noncontrolling ownership interest in ClarkDietrich. We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into the new joint venture. As of November 30, 2011, all of the retained facilities had ceased operations and actions to locate buyers had been initiated. In a separate transaction, the Vinyl division was sold to ClarkDietrich on October 31, 2011.

—

On May 9, 2011, we closed an agreement to combine certain assets of The Gerstenslager Company (“Gerstenslager”) and International Tooling Solutions, LLC in a new joint venture, ArtiFlex. In exchange for the contributed net assets, we received a 50% noncontrolling ownership interest in the new joint venture in addition to certain cash and other consideration.

As a result of these transactions (collectively, the “Joint Venture Transactions”), the contributed net assets of Dietrich (excluding the Vinyl division) and Gerstenslager were deconsolidated effective March 1, 2011 and May 9, 2011, respectively. Accordingly, the financial results and operating performance of these businesses are reported on a historical basis through the date of deconsolidation, with our portion of the net earnings of ClarkDietrich and ArtiFlex reported within the equity in net income of unconsolidated affiliates (“equity income”) line item in our consolidated statements of earnings since the dates of deconsolidation.

For additional information regarding the Joint Venture Transactions, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” of this Quarterly Report on Form 10-Q.

Recent Business Developments

—

On July 1, 2011, we purchased substantially all of the net assets (excluding accounts receivable) of the BernzOmatic business (“Bernz”) of Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc. for cash consideration of approximately $41.0 million. In connection with this transaction, we agreed to settle our ongoing dispute with Bernz, which was valued at $10.0 million. Bernz is a leading manufacturer of hand held torches and accessories. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

—

On September 30, 2011, we completed the acquisition of Poland-based STAKO sp.z o.o. (“STAKO”) for cash consideration of approximately $41.5 million. STAKO manufactures liquefied petroleum gas tanks for engines in passenger cars and commercial and delivery vehicles. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of this transaction.

—

On December 1, 2011, we acquired the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman”). The purchase price consisted of cash consideration of approximately $23.4 million. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

—

On December 29, 2011, we acquired all of the outstanding capital stock of Angus Industries, Inc. (“Angus”), a manufacturer of OEM cabs for mobile equipment, for $180.0 million. Excluding an adjustment for final working capital, the purchase price consisted of cash consideration of $126.7 million, the assumption of $47.0 million of debt and 382,746 restricted common shares with a fair value of $6.3 million based on the closing market price of our common shares on the acquisition date. The operations of Angus will be reported within a newly-formed operating segment, Engineered Cabs, which is expected to be disclosed as a separate reportable business segment.

—

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, Propylene and MAAP® cylinders and related hand torch kits. The recall is a precautionary step and involves a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. We are unaware of any incidence of fire or injury caused by this situation. For additional information regarding the recall, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE P – Subsequent Events” of this Quarterly Report on Form 10-Q.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the second quarter of fiscal 2012 and fiscal 2011 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 55% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of five of our unconsolidated affiliates, including the newly-formed ArtiFlex joint venture, were also to the automotive end market.

Approximately 10% of the net sales of our Steel Processing operating segment and substantially all of the net sales of our Global Group operating segments are to the construction market. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market for two of our unconsolidated joint ventures, Worthington Armstrong Venture (“WAVE”) and ClarkDietrich. The decrease in the portion of our total net sales to the construction market versus the second quarter of fiscal 2011 was primarily driven by the deconsolidation of substantially all of the net assets of Dietrich Metal Framing (“Dietrich”) during the fourth quarter of fiscal 2011, as more fully described herein.

The net sales of our Pressure Cylinders and Steel Packaging operating segments, and approximately 35% of the net sales of our Steel Processing operating segment, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2011	2010	Inc / (Dec)	2011	2010	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	(0.1%)	2.9%	-3.0%	0.2%	3.0%	-2.8%
Hot-Rolled Steel ($ per ton) [2]	$660	$557	$103	$685	$584	$101
Detroit Three Auto Build (000’s vehicles) [3]	1,990	1,824	166	3,890	3,558	332
No. America Auto Build (000’s vehicles) [3]	3,546	3,232	314	6,718	6,286	432
Zinc ($ per pound) [4]	$0.86	$1.03	$(0.17)	$0.95	$0.95	$0.00
Natural Gas ($ per mcf) [5]	$3.31	$3.82	$(0.51)	$3.81	$4.18	$(0.37)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.89	$3.08	$0.81	$3.90	$3.03	$0.87

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2012, fiscal 2011, and fiscal 2010:

(dollars per ton 1)

	Fiscal Year			Inc / (Dec)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
1st Quarter	$709	$611	$439	$98	16.0%	$172	39.2%
2nd Quarter	$660	$557	$538	$103	18.5%	$19	3.5%
3rd Quarter	N/A	$699	$549	N/A	N/A	$150	27.3%
4th Quarter	N/A	$851	$669	N/A	N/A	$182	27.2%
Annual Avg.	N/A	$680	$549	N/A	N/A	$131	23.9%

[1]	CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during the second quarter of fiscal 2012. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the second quarter of fiscal 2012, vehicle production for the Detroit Three automakers was up 9% over the comparable period in the prior year. Additionally, North American vehicle production during the second quarter of fiscal 2012 increased nearly 10% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter—Fiscal 2012 Compared to Fiscal 2011

Consolidated Operations

The following table presents consolidated operating results for the periods indicated. In connection with the voluntary recall of our MAP-PRO®, Propylene and MAAP® cylinders and related hand torch kits described in the Recent Business Developments section above, we recorded certain accruals for our estimated probable costs and wrote-off the affected inventory. Accordingly, consolidated operating results for the three months ended November 30, 2011 reported in this Quarterly Report on Form 10-Q reflect a $9.7 million pre-tax decrease from that reported in our earnings release dated January 5, 2012.

	Three Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$565.7	100.0%	$580.7	100.0%	$(15.0)
Cost of goods sold	509.1	90.0%	510.9	88.0%	(1.8)

Gross margin	56.6	10.0%	69.8	12.0%	(13.2)
Selling, general and administrative expense	52.9	9.4%	57.0	9.8%	(4.1)
Restructuring and other expense (income)	2.0	0.4%	(0.1)	0.0%	2.1
Joint venture transactions	(1.2)	-0.2%	—	0.0%	(1.2)

Operating income	2.9	0.5%	12.9	2.2%	(10.0)
Miscellaneous income (expense)	0.3	0.0%	(0.1)	0.0%	0.4
Interest expense	(4.8)	-0.8%	(4.8)	-0.8%	0.0
Equity in net income of unconsolidated affiliates	21.9	3.9%	16.2	2.8%	5.7
Income tax expense	(6.1)	-1.1%	(7.3)	-1.3%	(1.2)

Net earnings	14.2	2.5%	16.9	2.9%	(2.7)
Net earnings attributable to noncontrolling interest	(2.2)	-0.4%	(2.4)	-0.4%	(0.2)

Net earnings attributable to controlling interest	$12.0	2.1%	$14.5	2.5%	$(2.5)

Net earnings attributable to controlling interest for the three months ended November 30, 2011 decreased $2.5 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales decreased $15.0 million from the comparable period in the prior year, driven primarily by decreased volumes as a result of the Joint Venture Transactions, which negatively impacted net sales by $100.0 million. Excluding the impact of the Joint Venture Transactions, overall volumes, aided by the impact of acquisitions, favorably impacted net sales by $45.7 million. Improved volumes were most notable in our Steel Processing and Pressure Cylinders operating segments, where net sales increased 18% and 30%, respectively, over the comparable period of fiscal 2011. Average selling prices increased over the second quarter of fiscal 2011 due to the higher cost of steel, favorably impacting net sales by $44.0 million. Selling prices are affected by the market price of steel, which averaged $660 per ton during the second quarter of fiscal 2012 versus an average of $557 per ton during the comparable period of fiscal 2011 (an increase of 19%). Net sales were negatively impacted by $4.7 million as a result of an accrual for anticipated product returns related to the voluntary recall noted above.

•

Gross margin decreased $13.2 million from the comparable period in the prior year. The decrease was primarily driven by the impact of the Joint Venture Transactions, which negatively impacted gross margin by $7.4 million. Gross margin was also negatively impacted by inventory holding losses within our Steel Processing operating segment in both periods. Additionally, in connection with the voluntary recall noted above, we recorded accruals for anticipated product returns and estimated recall-related costs of $4.7 million and $3.9 million, respectively, and wrote-off $1.1 million of affected inventory, negatively impacting gross margin by $9.7 million.

•	SG&A expense decreased $4.1 million from the comparable period in the prior year, primarily due to the Joint Venture Transactions, partially offset by the impact of acquisitions.

•

In connection with the wind-down of our Metal Framing operating segment, we recognized a net credit of $1.2 million within the joint venture transaction line item in our consolidated statements of earnings. This amount consisted of $2.1 million of gains on the sale of the Vinyl division and other equipment and real estate offset by certain post-closure facility exit and other costs. For additional information regarding the wind-down of our Metal Framing operating segment, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•

Restructuring charges of $2.0 million represented professional fees incurred in connection with our ongoing transformation efforts within Pressure Cylinders. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•	Interest expense of $4.8 million was flat versus the comparable period in the prior year, as the impact of higher average debt levels was offset by lower interest rates.

•

Equity income increased $5.7 million from the comparable period in the prior year. The majority of the equity income is generated by our WAVE joint venture, where our portion of net earnings increased $1.3 million, or 10%. Our newly-formed joint ventures, ClarkDietrich and ArtiFlex, also contributed to the current quarter increase, providing $2.2 million and $2.1 million, respectively, of equity income in the current quarter. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $1.2 million from the comparable period in the prior year, driven primarily by lower earnings. The current quarter expense of $6.1 million was calculated using an estimated annual effective rate of 32.9% versus 32.7% in the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$373.5	100.0%	$317.1	100.0%	$56.4
Cost of goods sold	340.2	91.1%	283.2	89.3%	57.0

Gross margin	33.3	8.9%	33.9	10.7%	(0.6)
Selling, general and administrative expense	25.9	6.9%	25.8	8.1%	0.1
Restructuring and other income	—	0.0%	(0.3)	-0.1%	(0.3)

Operating income	$7.4	2.0%	$8.4	2.7%	$(1.0)

Material cost	$281.8		$232.8		$49.0
Tons shipped (in thousands)	681		608		73

Net sales and operating highlights were as follows:

•

Net sales increased $56.4 million from the comparable period in the prior year. Higher base material prices in the current quarter led to increased pricing for our products, favorably impacting net sales by $35.9 million. Overall volumes, aided by the MMI acquisition and continued improvement in the automotive market, increased 12% over the comparable period of fiscal 2011, favorably impacting net sales by $20.5 million. The mix of direct versus tolls tons processed was 51% to 49% during the second quarter of fiscal 2012, compared with 54% to 46% in the comparable quarter in the prior year.

•

Operating income decreased $1.0 million from the comparable period in the prior year, as the increase in net sales was more than offset by the impact of higher manufacturing expenses and a lower spread between selling prices and material costs driven by inventory holding losses. Operating income was also adversely impacted by the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$176.7	100.0%	$136.2	100.0%	$40.5
Cost of goods sold	154.3	87.3%	110.3	81.0%	44.0

Gross margin	22.4	12.7%	25.9	19.0%	(3.5)
Selling, general and administrative expense	21.9	12.4%	16.4	12.0%	5.5

Operating income	$0.5	0.3%	$9.5	7.0%	$(9.0)

Material cost	$90.5		$62.8		$27.7
Units shipped (in thousands)	14,585		13,684		901

Net sales and operating highlights were as follows:

•

Net sales increased $40.5 million from the comparable period in the prior year. Higher overall volumes favorably impacted net sales by $37.2 million, aided by the acquisitions of Bernz and STAKO, which contributed $22.2 million and $3.1 million, respectively. Overall pricing for our products favorably impacted net sales by $8.0 million, as higher base material prices led to increased pricing for our products. Net sales were negatively impacted by $4.7 million as a result of an accrual for anticipated product returns related to the voluntary recall noted above.

•

Operating income decreased $9.0 million from the comparable period in the prior year. The decrease was driven primarily by the voluntary recall noted above, which negatively impacted operating income by $9.7 million. Additionally, higher SG&A expense, resulting from the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions, reduced operating income by $5.5 million. Higher volumes and an increased spread between selling prices and material costs helped to offset the overall decrease in operating income.

Metal Framing

The following table summarizes the operating results of our Metal Framing operating segment for the periods indicated. The operating results of the net assets contributed to the ClarkDietrich joint venture are included on a historical basis through March 1, 2011, the date of deconsolidation. Current quarter operating results reflect two months of operations for the Vinyl division, which was sold to ClarkDietrich on October 31, 2011.

	Three Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$1.3	100.0%	$77.1	100.0%	$(75.8)
Cost of goods sold	1.6	123.8%	73.8	95.7%	(72.2)

Gross margin	(0.3)	-23.8%	3.3	4.3%	(3.6)
Selling, general and administrative expense	0.5	41.3%	9.9	12.8%	(9.4)
Restructuring and other expense	–	0.0%	0.1	0.1%	(0.1)
Joint venture transactions	(1.2)	-94.6%	–	0.0%	(1.2)

Operating income (loss)	$0.4	29.5%	$(6.7)	-8.7%	$7.1

Material cost	$1.0		$55.1		$(54.1)
Tons shipped (in thousands)	–		60		(60)

Net sales and operating highlights were as follows:

•	Net sales during the second quarter of fiscal 2012 reflect two months of operations of the Vinyl division, which was sold to the ClarkDietrich joint venture on October 31, 2011.

•

Current quarter operating income of $0.4 million was driven primarily by a net gain of $1.2 million, which included a $2.1 million gain on disposal of equipment and real estate related to the wind-down of this operating segment.

Other

The Other category includes our Steel Packaging and Global Group operating segments, which do not meet the materiality tests for purposes of separate disclosure, as well as certain income and expense items not allocated to our operating segments. The Other category also includes the results of our former Automotive Body Panels operating segment, on a historical basis, through May 9, 2011, the date of deconsolidation. The following table presents a summary of operating results for the Other operating segments for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$14.2	100.0%	$50.2	100.0%	$(36.0)
Cost of goods sold	13.0	91.8%	43.5	86.5%	(30.5)

Gross margin	1.2	8.4%	6.7	13.3%	(5.5)
Selling, general and administrative expense	4.6	32.4%	4.9	9.7%	(0.3)
Restructuring and other expense	2.0	14.2%	0.1	0.3%	1.9

Operating income (loss)	$(5.4)	-38.2%	$1.7	3.3%	$(7.1)

Net sales and operating highlights were as follows:

•

Net sales decreased $36.0 million from the comparable period in the prior year, driven primarily by the deconsolidation of our former Automotive Body Panels operating segment during the fourth quarter of fiscal 2011. Excluding the impact of this transaction, net sales decreased $11.8 million, driven primarily by lower volumes in the Global Group operating segment.

•

Operating income decreased $7.1 million from the comparable period in the prior year, driven by the aforementioned deconsolidation transaction and lower volumes. Current quarter restructuring charges consisted of professional fees incurred in connection with our ongoing transformation efforts within Pressure Cylinders. Consistent with similar charges incurred in prior periods, these professional fees were not allocated to our operating segments.

Six Months Year-to-Date - Fiscal 2012 Compared to Fiscal 2011

Consolidated Operations

The following table presents consolidated operating results for the periods indicated. In connection with the voluntary recall described in the Recent Business Developments section above, we recorded certain accruals for our estimated probable costs and wrote-off the affected inventory. Accordingly, consolidated operating results for the six months ended November 30, 2011 reported in this Quarterly Report on Form 10-Q reflect a $9.7 million pre-tax decrease from that reported in our earnings release dated January 5, 2012.

	Six Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$1,168.0	100.0%	$1,197.5	100.0%	$(29.5)
Cost of goods sold	1,039.9	89.0%	1,048.8	87.6%	(8.9)

Gross margin	128.1	11.0%	148.7	12.4%	(20.6)
Selling, general and administrative expense	98.3	8.4%	113.7	9.5%	(15.4)
Restructuring and other expense	3.8	0.3%	1.0	0.1%	2.8
Joint venture transactions	2.0	0.2%	–	0.0%	2.0

Operating income	24.0	2.1%	34.0	2.8%	(10.0)
Miscellaneous income (expense)	0.7	0.1%	(0.2)	0.0%	0.9
Interest expense	(9.5)	-0.8%	(9.5)	-0.8%	(0.0)
Equity in net income of unconsolidated affiliates	46.6	4.0%	34.5	2.9%	12.1
Income tax expense	(19.3)	-1.7%	(17.7)	-1.5%	1.6

Net earnings	42.5	3.6%	41.1	3.4%	1.4
Net earnings attributable to noncontrolling interest	(4.9)	-0.4%	(4.3)	-0.4%	0.6

Net earnings attributable to controlling interest	$37.6	3.2%	$36.8	3.1%	$0.8

Net earnings attributable to controlling interest for the six months ended November 30, 2011 increased $0.8 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales decreased $29.5 million from the comparable period in the prior year, driven primarily by decreased volumes as a result of the Joint Venture Transactions, which reduced net sales by $204.2 million during the first six months of fiscal 2012. Excluding the impact of the Joint Venture Transactions, overall volumes, aided by the impact of acquisitions, increased net sales by $83.4 million. Improved volumes were most notable in our Steel Processing and Pressure Cylinders operating segments, where net sales increased 16% and 27%, respectively, over the comparable period of fiscal 2011. Average selling prices increased over the first six months of fiscal 2011 in response to the higher cost of steel, favorably impacting net sales by $96.0 million. Selling prices are affected by the market price of steel, which averaged $685 per ton during the first six months of fiscal 2012 versus an average of $584 per ton during the comparable period of fiscal 2011 (an increase of 17%). Net sales were negatively impacted by $4.7 million as a result of an accrual for anticipated product returns related to the voluntary recall noted above.

•

Gross margin decreased $20.6 million from the comparable period in the prior year. The decrease was primarily driven by the impact of the Joint Venture Transactions, which reduced gross margin by $16.7 million during the first six months of fiscal 2012. Gross margin was also negatively impacted by inventory holding losses in both periods. Additionally, in connection with the voluntary recall noted above, we recorded accruals for anticipated product returns and estimated recall-related costs of $4.7 million and $3.9 million, respectively, and wrote-off $1.1 million of affected inventory, negatively impacting gross margin by $9.7 million. The overall decrease in gross margin was partially offset by a higher spread between average selling prices and our material costs resulting from a favorable change in both customer mix and product mix.

•

SG&A expense decreased $15.4 million from the comparable period in the prior year, primarily due to the impact of the Joint Venture Transactions ($14.9 million). The overall decrease in SG&A expense was partially offset by the impact of acquisitions.

•

In connection with the wind-down of our Metal Framing operating segment, we recognized a net charge of $2.0 million within the joint venture transaction line item in our consolidated statements of earnings. This amount consisted of $5.2 million of post-closure facility exit and other costs, offset by $2.1 million of gains on the sale of the Vinyl division and other equipment and real estate. In addition, the severance accrual was adjusted downward, resulting in a $1.1 million credit to earnings. For additional information regarding the wind-down of our Metal Framing operating segment, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•

Restructuring charges increased $2.8 million from the comparable period in the prior year. Current year-to-date charges represented professional fees incurred in connection with our ongoing transformation efforts within Pressure Cylinders. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•	Interest expense of $9.5 million was flat versus the comparable period in the prior year, as the impact of higher average debt levels was offset by lower interest rates.

•

Equity income increased $12.1 million from the comparable period in the prior year. The majority of our equity income is generated by our WAVE joint venture, where our portion of net earnings increased $4.2 million, or 15%. Our newly-formed joint ventures, ClarkDietrich and ArtiFlex, also contributed to the current year-to-date increase, providing $3.3 million and $2.4 million, respectively, of equity income in the current quarter. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $1.6 million from the comparable period in the prior year, driven primarily by higher earnings. The current year-to-date expense of $19.3 million was calculated using an estimated annual effective rate of 32.9% versus 32.7% in the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$781.6	100.0%	$672.0	100.0%	$109.6
Cost of goods sold	706.6	90.4%	597.4	88.9%	109.2

Gross margin	75.0	9.6%	74.6	11.1%	0.4
Selling, general and administrative expense	51.3	6.6%	50.0	7.4%	1.3
Restructuring and other income	—	0.0%	(0.4)	-0.1%	(0.4)

Operating income	$23.7	3.0%	$25.0	3.7%	$(1.3)

Material cost	$588.4		$494.0		$94.4
Tons shipped (in thousands)	1,385		1,224		161

Net sales and operating highlights were as follows:

•

Net sales increased $109.6 million from the comparable period in the prior year. Higher base material prices in the current year led to increased pricing for our products, favorably impacting net sales by $81.7 million. Overall volumes, aided by the MMI acquisition and continued improvement in the automotive market, increased 13% over the comparable period of fiscal 2011, favorably impacting net sales by $27.9 million.

The mix of direct versus toll tons processed was 51% to 49% during the first six months of fiscal 2012, compared with 54% to 46% in the comparable prior year period.

•

Operating income decreased $1.3 million from the comparable period in the prior year, as the increase in net sales was more than offset by the impact of higher manufacturing expenses and a lower spread between selling prices and material costs driven by inventory holding losses. Operating income was also adversely impacted by the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$345.6	100.0%	$272.3	100.0%	$73.3
Cost of goods sold	297.4	86.1%	219.9	80.8%	77.5

Gross margin	48.2	13.9%	52.4	19.2%	(4.2)
Selling, general and administrative expense	35.8	10.4%	33.3	12.2%	2.5

Operating income	$12.4	3.6%	$19.1	7.0%	$(6.7)

Material cost	$177.0		$126.3		$50.7
Units shipped (in thousands)	29,178		27,953		1,225

Net sales and operating highlights were as follows:

•

Net sales increased $73.3 million from the comparable period in the prior year. Higher overall volumes favorably impacted net sales by $64.0 million, aided by the acquisitions of Bernz and STAKO, which contributed $39.7 million and $3.1 million, respectively. Overall pricing for our products favorably impacted net sales by $14.0 million, as higher base material prices led to increased pricing for our products. Net sales were negatively impacted by $4.7 million as a result of an accrual for anticipated product returns related to the voluntary recall noted above.

•

Operating income decreased $6.7 million from the comparable period in the prior year. The decrease was driven primarily by the voluntary recall noted above, which negatively impacted operating income by $9.7 million. Additionally, higher SG&A expense, resulting from the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions as well as the impact of acquisitions, reduced operating income by $2.5 million. The overall increase in SG&A expense was partially offset by a $4.4 million gain related to the settlement of the Bernz dispute during the first quarter of fiscal 2012, as more fully described in “Item I. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Contingent Liabilities” in Part I of this Quarterly Report on Form 10-Q. Higher volumes, aided by the impact of acquisitions, and an increased spread between selling prices and material costs helped to offset the overall decrease in operating income.

Metal Framing

The following table summarizes the operating results of our Metal Framing operating segment for the periods indicated. The operating results of the net assets contributed to the ClarkDietrich joint venture are included on a historical basis through March 1, 2011, the date of deconsolidation. Operating results for the six months ended November 30, 2011, reflect the operations of the Vinyl division through October 31, 2011, the date this business was sold.

	Six Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$4.4	100.0%	$161.6	100.0%	$(157.2)
Cost of goods sold	4.4	100.0%	151.6	93.8%	(147.2)

Gross margin	—	0.0%	10.0	6.2%	(10.0)
Selling, general and administrative expense	1.3	30.0%	19.7	12.2%	(18.4)
Restructuring and other expense	—	0.0%	0.9	0.5%	(0.9)
Joint venture transactions	2.0	46.0%	—	0.0%	2.0

Operating loss	$(3.3)	-76.0%	$(10.6)	-6.6%	$7.3

Material cost	$2.0		$111.8		$(109.8)
Tons shipped (in thousands)	1		125		(124)

Net sales and operating highlights were as follows:

•

Net sales during the first six months of fiscal 2012 reflect the operations of the Vinyl division through October 31, 2011 as well as the operations of the retained facilities through August 31, 2011, the date by which all of the retained facilities had ceased operations.

•

The current year-to-date operating loss of $3.3 million was driven primarily by $5.2 million of non-recurring post-closure facility exit and other costs offset by $2.1 million of gains related to the sale of the Vinyl division and other equipment and real estate.

Other

The Other category includes our Steel Packaging and Global Group operating segments, which do not meet the materiality tests for purposes of separate disclosure, as well as certain income and expense items not allocated to our operating segments. The Other category also includes the results of our former Automotive Body Panels operating segment, on a historical basis, through May 9, 2011, the date of deconsolidation. The following table presents a summary of operating results for the Other operating segments for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$36.5	100.0%	$91.6	100.0%	$(55.1)
Cost of goods sold	31.7	87.2%	79.9	87.2%	(48.2)

Gross margin	4.8	13.2%	11.7	12.8%	(6.9)
Selling, general and administrative expense	9.8	27.1%	10.8	11.8%	(1.0)
Restructuring and other expense	3.8	10.2%	0.4	0.4%	3.4

Operating income (loss)	$(8.8)	-24.0%	$0.5	0.5%	$(9.3)

Net sales and operating highlights were as follows:

•

Net sales decreased $55.1 million from the comparable period in the prior year, driven primarily by the deconsolidation of our former Automotive Body Panels operating segment during the fourth quarter of fiscal 2011.

Excluding the impact of this transaction, net sales decreased $8.1 million, driven primarily by lower volumes in the Global Group operating segment.

•

Operating income decreased $9.3 million from the comparable period in the prior year, driven by the deconsolidated of our former Automotive Body Panels operating segment, higher restructuring charges, and lower volumes in the Global Group operating segment. Current year restructuring charges relate to our ongoing transformation efforts within Pressure Cylinders and consisted of professional fees. Consistent with similar charges incurred in prior periods, these professional fees were not allocated to our operating segments.

Liquidity and Capital Resources

During the six months ended November 30, 2011, we generated $49.5 million of cash from operating activities, received $11.3 million of proceeds from the sale of assets, invested $10.0 million in property, plant and equipment and paid $79.8 million in connection with the acquisitions of Bernz and STAKO. Additionally, we repurchased 3,258,070 of our common shares for $52.1 million and paid $15.6 million of dividends, which excludes $6.6 million of dividend payments to noncontrolling interests. These activities were funded primarily by short-term borrowings, which totaled $93.1 million for the six months ended November 30, 2011 as well as cash generated from operations. The following table summarizes our consolidated cash flows for the six months ended November 30, 2011 and 2010:

	Six Months Ended November 30,
(in millions)	2011	2010
Net cash provided (used) by operating activities	$49.5	$(9.7)
Net cash used by investing activities	(79.3)	(16.5)
Net cash provided by financing activities	27.4	28.1

Increase (decrease) in cash and cash equivalents	(2.4)	1.9
Cash and cash equivalents at beginning of period	56.2	59.0

Cash and cash equivalents at end of period	$53.8	$60.9

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

The cash and equivalents balance at November 30, 2011 included $20.1 million of cash held by subsidiaries outside of the United States. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations.

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

Net cash provided by operating activities was $49.5 million during the six months ended November 30, 2011 compared to $9.7 million of cash used in the comparable period of fiscal 2011. The difference was driven largely by a change in the classification of proceeds from the AR Facility as short-term borrowings effective June 1, 2010 and, to a lesser extent, changes in working capital needs. Proceeds received from the AR Facility prior to June 1, 2010, were recorded as a reduction of accounts receivable. As a result, the $45.0 million of borrowings outstanding under the AR Facility at May 31, 2010 were recorded as a reduction of accounts receivable, whereas the $85.0 million, $90.0 million and $45.0 million of borrowings outstanding at November 30, 2011, May 31, 2011 and November 30, 2010, respectively, were classified as short-term borrowings.

Investing Activities

Net cash used by investing activities increased $62.8 million to $79.3 million during the six months ended November 30, 2011, as the consideration transferred for Bernz and STAKO during the first six months of fiscal 2012 exceeded the consideration transferred for Hy-Mark Cylinders, Inc. (“Hy-Mark”) during the first quarter of fiscal 2011 by $67.6 million. Proceeds from the sale of assets increased $4.8 million, primarily due to the sale of the Vinyl division and other equipment and real estate related to the wind-down of our Metal Framing operating segment.

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

Financing Activities

Net cash provided by financing activities was $27.4 million during the six months ended November 30, 2011, compared to $28.1 million during the comparable period of fiscal 2011. The difference was driven by lower proceeds from short-term borrowings, as the previously noted change in classification of proceeds received from the AR Facility resulted in a $30.6 million decrease in net cash provided by financing activities during the first six months of fiscal 2012 versus the comparable prior year period. The impact of this item was partially offset by a $23.0 million decrease in common share repurchases. During the six months ended November 30, 2011, $52.1 million of cash was used to repurchase our common shares compared to $75.1 million during the comparable period of fiscal 2011.

As of November 30, 2011, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include ratings triggers or material adverse change provisions. Our credit ratings at November 30, 2011 were unchanged from those reported as of May 31, 2011. However, during the first quarter of fiscal 2012, Moody’s Investor Services changed our rating outlook to stable from negative.

As more fully described in “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE P – Subsequent Events” of this Quarterly Report on Form 10-Q, on December 29, 2011, we acquired all of the outstanding capital stock of Angus Industries, Inc. (“Angus”) for $180.0 million. Excluding an adjustment for final working capital, the purchase price consisted of cash consideration of $126.7 million, the assumption of $47.0 million of debt and 382,746 restricted common shares with an acquisition-date fair value of $6.3 million. A portion of the cash consideration was funded with proceeds from a non-recurring $50.0 million special dividend from WAVE during December 2011, with the remainder funded through borrowings under our $400.0 million multi-year revolving credit facility (the “Credit Facility”). As a result, borrowings outstanding under the Credit Facility increased from $136.1 million at November 30, 2011, to $210.9 million at December 31, 2011. In addition, we provided a $50.0 million stand-by letter of credit related to the debt assumed in the transaction, reducing our availability under the Credit Facility to $139.1 million as of December 31, 2011. Refer to “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivables Securitization” for additional information regarding our short-term and long-term debt agreements.

Common shares – Worthington Industries’ Board of Directors (the “Board”) declared quarterly dividends of $0.12 per common share during the first and second quarters of fiscal 2012 compared to $0.10 per common share during the comparable quarters of fiscal 2011. Dividends paid on our common shares totaled $15.6 million and $15.3 million during the first six months of fiscal 2012 and 2011, respectively. Note that dividends paid reflect those declared in the previous quarter.

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

During the first six months of fiscal 2012, we repurchased 3,258,070 of our common shares for $52.1 million, exhausting all of the common shares available for repurchase under the September 26, 2007 authorization and leaving 7,236,732 of common shares available for repurchase under the June 29, 2011 authorization.

The common shares available for repurchase under the June 29, 2011 authorization may be purchased from time to time, after considering the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Worthington Industries Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments as of November 30, 2011 have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2011 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q. However, as more fully described in “NOTE P – Subsequent Events” of this Quarterly Report on Form 10-Q, in connection with the acquisition of the propane fuel cylinders business of Coleman, we executed a license agreement whereby we are required to make minimum annual royalty payments of $2.0 million in exchange for the exclusive right to use certain Coleman trademarks within the United States and Canada in connection with our operation of the acquired business.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2011, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15.4 million at November 30, 2011. We have also guaranteed the repayment of a $5.0 million term loan held by ArtiFlex, an unconsolidated joint venture. In addition, we had in place $9.0 million of outstanding stand-by letters of credit as of November 30, 2011. These letters of credit were issued to third-party service providers and had no amounts drawn against them at November 30, 2011. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on June 1, 2012, will not have a material impact on our financial position or results of operations.

In September 2011, amended accounting guidance was issued that simplifies how an entity tests goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect to apply the provisions of this amended accounting guidance to our fiscal 2012 goodwill impairment test(s), as early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

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

We review our receivables on an ongoing basis to ensure they are properly valued. Based on this review, we believe our reserve for doubtful accounts is adequate. However, if the economic environment and market conditions deteriorate, particularly in the automotive market where our exposure is greatest, additional reserves may be required. We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable, and the ability to collect is probable. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of revenue until payment is collected.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the three months ended November 30, 2011.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II—Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2011 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2011). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2011) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the statement above, see “Item I. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Contingent Liabilities” in Part I of this Quarterly Report on Form 10-Q for additional information regarding litigation that remained pending at the end of or was settled during the six months ended November 30, 2011.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. — Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (the “2011 Form 10-K”), as filed with the Securities and Exchange Commission on August 1, 2011, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Other than those noted below, our risk factors have not changed significantly from those disclosed in our 2011 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2011 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

The recently announced voluntary recall of certain of our pressure cylinder products could materially and adversely affect us or our financial results. In January 2012, we announced a voluntary recall of our MAP-PRO®, Propylene and MAAP® cylinders and related hand torch kits due to a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. In connection with this voluntary recall, we have recorded, and may record in future periods, charges and costs related to recall matters including customer returns, freight and other costs associated with removing cylinders from our customer sites, legal fees and notification expenses. The ultimate cost will depend on several factors, including the actual number of customer returns, the number of consumers who respond to the recall, and whether costs will be recovered from the supplier of the valve.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2011:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2011	-	-	-	8,386,732
October 1-31, 2011	1,150,000	$14.517	1,150,000	7,236,732
November 1-30, 2011	-	-	-	7,236,732

Total	1,150,000	$14.517	1,150,000

(1)

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. At November 30, 2011, 7,236,732 common shares remained available for repurchase under the June 29, 2011 authorization. The common shares available for repurchase under the June 29, 2011 authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – [Reserved]

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

2.1	Stock Purchase Agreement, dated as of December 29, 2011, by and between Worthington Steel of Michigan, Inc. and each of (i) Angus Industries, Inc., (ii) Angus Industries, Inc. Employee Stock Ownership Trust, (iii) William Blair Mezzanine Capital Fund III, L.P. and (iv) Robert A. Kluver, not in his individual capacity but solely in his capacity as Phantom Unit Holder Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on January 4, 2012 (SEC File No. 001-08399))†

10.1	Summary of Cash Compensation for Directors of Worthington Industries, Inc., approved June 29, 2011 and effective September, 2011 (incorporated herein by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2011 (SEC File No. 001-08399))

10.2	Form of Amended and Restated Restricted Stock Award Agreement entered into effective as of September 14, 2011 by Worthington Industries, Inc. with each of B. Andrew Rose and Mark A. Russell in order to amend and restate the original Restricted Stock Award Agreement effective as of June 30, 2011 in respect of 185,000 restricted common shares granted pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on September 20, 2011 (SEC File No. 001-08399)) NOTE: This form of Amended and Restated Restricted Stock Award Agreement amends and restates the form of Restricted Stock Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on July 6, 2011 (SEC File No. 001-08399))

10.3	First Amendment to the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 4, 2011 (SEC File No. 001-08399))

10.4	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (effective as of September 1, 2011) (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2011 (SEC File No. 001-08399))

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (effective as of September 1, 2011) (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2011 (SEC File No. 001-08399))

10.6	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated effective as of June 1, 2000 (Amendment is effective as of September 1, 2011) (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2011 (SEC File No. 001-08399))

10.7	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (effective as of September 1, 2011) (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2011 (SEC File No. 001-08399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Section 1350 Certifications of Principal Executive Officer **

32.2	Section 1350 Certifications of Principal Financial Officer **

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

†

The Attachments, Exhibits and Disclosure Schedules referenced in the Stock Purchase Agreement were omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Worthington Industries, Inc. hereby undertakes to furnish a copy of the omitted Attachments, Exhibits and Disclosure Schedules upon request by the SEC.

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following formatted documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2011 and May 31, 2011;
(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2011 and November 30, 2010;
(iii)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2011 and November 30, 2010; and
(iv)	Notes to Consolidated Financial Statements for the three and six months ended November 30, 2011 and November 30, 2010.

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

WORTHINGTON INDUSTRIES, INC.

Date: January 17, 2012	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1

Stock Purchase Agreement, dated as of December 29, 2011, by and between Worthington Steel of Michigan, Inc. and each of (i) Angus Industries, Inc., (ii) Angus Industries, Inc. Employee Stock Ownership Trust, (iii) William Blair Mezzanine Capital Fund III, L.P. and (iv) Robert A. Kluver, not in his individual capacity but solely in his capacity as Phantom Unit Holder Representative

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on January 4, 2012 (SEC File No. 001-08399)

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

10.3	First Amendment to the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on October 4, 2011 (SEC File No. 001-08399)

10.4	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (effective as of September 1, 2011)	Incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2011 (SEC File No 001-08399)

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (effective as of September 1, 2011)	Incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2011 (SEC File No 001-08399)

10.6	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated effective as of June 1, 2000 (Amendment is effective as of September 1, 2011)	Incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2011 (SEC File No 001-08399)

10.7	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (effective as of September 1, 2011)	Incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2011 (SEC File No 001-08399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Furnished herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at November 30, 2011 and May 31, 2011;

(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2011 and November 30, 2010;

(iii)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2011 and November 30, 2010; and

(iv)	Notes to Consolidated Financial Statements for the three and six months ended November 30, 2011 and November 30, 2010.

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