Form 10-Q
period 2012-02-29
WORTHINGTON INDUSTRIES INC
filed 2012-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On March 30, 2012, the number of Common Shares issued and outstanding was 69,939,095.

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

—	the alignment of operations with demand;
—	the ability to operate profitably and generate cash in down markets;
—	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, new products and new markets;
—	expectations for Company and customer inventories, jobs and orders;
—	expectations for the economy and markets or improvements therein;
—	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
—	expectations for increasing volatility or improving and sustaining earnings, earnings potential, margins or shareholder value;
—	effects of judicial and governmental agency rulings; and
—	other non-historical matters.

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

ii

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
—

the impact of the outcome of judicial and governmental agency rulings as well as the impact of governmental regulations, including those adopted by the United States Securities and Exchange Commission and other governmental agencies as contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, both in the United States and abroad; and

—

other risks described from time to time in our filings with the Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 29, 2012	May 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,266	$56,167
Receivables, less allowances of $3,432 and $4,150 at February 29, 2012 and May 31, 2011, respectively	373,487	388,550
Inventories:
Raw materials	188,288	189,450
Work in process	112,640	98,940
Finished products	94,189	82,440

Total inventories	395,117	370,830
Income taxes receivable	4,290	1,356
Assets held for sale	19,707	9,681
Deferred income taxes	24,297	28,297
Prepaid expenses and other current assets	36,465	36,754

Total current assets	888,629	891,635

Investments in unconsolidated affiliates	237,968	232,149
Goodwill	154,895	93,633
Other intangible assets, net of accumulated amortization of $14,307 and $12,688 at February 29, 2012 and May 31, 2011, respectively	99,519	19,958
Other assets	23,229	24,540
Property, plant and equipment, net	455,130	405,334

Total assets	$1,859,370	$1,667,249

Liabilities and equity
Current liabilities:
Accounts payable	$264,273	$253,404
Short-term borrowings	285,756	132,956
Accrued compensation, contributions to employee benefit plans and related taxes	51,629	72,312
Dividends payable	8,506	7,175
Other accrued items	46,161	52,023
Income taxes payable	102	7,132
Current maturities of long-term debt	598	-

Total current liabilities	657,025	525,002

Other liabilities	58,589	56,594
Distributions in excess of investment in unconsolidated affiliates	64,263	10,715
Long-term debt	252,541	250,254
Deferred income taxes	89,265	83,981

Total liabilities	1,121,683	926,546

Shareholders’ equity — controlling interest	690,833	689,910
Noncontrolling interest	46,854	50,793

Total equity	737,687	740,703

Total liabilities and equity	$1,859,370	$1,667,249

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$611,255	$569,439	$1,779,294	$1,766,931
Cost of goods sold	527,923	481,185	1,567,894	1,529,944

Gross margin	83,332	88,254	211,400	236,987

Selling, general and administrative expense	62,489	59,769	160,751	173,518
Restructuring and other expense	956	464	4,707	1,452
Joint venture transactions	1,812	-	3,835	-

Operating income	18,075	28,021	42,107	62,017
Other income (expense):
Miscellaneous income (expense)	728	(219)	1,408	(356)
Interest expense	(5,073)	(4,533)	(14,517)	(14,079)
Equity in net income of unconsolidated affiliates	24,005	16,958	70,614	51,470

Earnings before income taxes	37,735	40,227	99,612	99,052
Income tax expense	9,337	11,893	28,673	29,582

Net earnings	28,398	28,334	70,939	69,470
Net earnings attributable to noncontrolling interest	2,518	2,008	7,422	6,321

Net earnings attributable to controlling interest	$25,880	$26,326	$63,517	$63,149

Basic
Average common shares outstanding	68,972	74,171	69,952	75,306

Earnings per share attributable to controlling interest	$0.38	$0.35	$0.91	$0.84

Diluted
Average common shares outstanding	69,509	75,001	70,481	75,687

Earnings per share attributable to controlling interest	$0.37	$0.35	$0.90	$0.83

Common shares outstanding at end of period	69,014	74,195	69,014	74,195

Cash dividends declared per share	$0.12	$0.10	$0.36	$0.30

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Operating activities
Net earnings	$28,398	$28,334	$70,939	$69,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,653	15,789	40,626	47,259
Restructuring and other expense, non-cash	-	-	-	225
Provision for deferred income taxes	(667)	7,778	7,511	3,314
Bad debt expense	316	215	205	996
Equity in net income of unconsolidated affiliates, net of distributions	3,998	(2,997)	1,711	(6,813)
Net loss (gain) on sale of assets	143	(1,191)	(1,925)	(1,521)
Stock-based compensation	2,797	1,603	8,576	4,635
Changes in assets and liabilities:
Receivables	(28,643)	(24,591)	27,449	(39,713)
Inventories	(31,049)	(21,601)	23,726	4,729
Prepaid expenses and other current assets	9,576	(5,435)	13,126	(4,740)
Other assets	(1,046)	(2,020)	1,794	(1,212)
Accounts payable and accrued expenses	90,258	68,840	(56,871)	(25,302)
Other liabilities	(1,296)	354	86	4,012

Net cash provided by operating activities	87,438	65,078	136,953	55,339

Investing activities
Investment in property, plant and equipment, net	(5,769)	(5,101)	(15,800)	(15,911)
Acquisitions, net of cash acquired	(152,389)	(19,515)	(232,171)	(31,690)
Distributions from unconsolidated affiliates, net of investments	44,023	-	43,238	-
Proceeds from sale of assets	3,178	183	14,525	6,690

Net cash used by investing activities	(110,957)	(24,433)	(190,208)	(40,911)

Financing activities
Net proceeds from (repayments of) short-term borrowings	15,329	(42,957)	108,460	80,778
Principal payments on long-term debt	(95)	-	(95)	-
Proceeds from issuance of common shares	1,186	1,077	9,709	2,415
Payments to noncontrolling interest	(3,168)	(2,496)	(9,744)	(9,072)
Repurchase of common shares	-	-	(52,120)	(75,092)
Dividends paid	(8,273)	(7,413)	(23,856)	(22,747)

Net cash provided by (used in) financing activities	4,979	(51,789)	32,354	(23,718)

Decrease in cash and cash equivalents	(18,540)	(11,144)	(20,901)	(9,290)
Cash and cash equivalents at beginning of period	53,806	60,870	56,167	59,016

Cash and cash equivalents at end of period	$35,266	$49,726	$35,266	$49,726

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended February 29, 2012 and February 28, 2011

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (the “United States”) for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three and nine months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012 (“fiscal 2012”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (“fiscal 2011”) of Worthington Industries, Inc. (the “2011 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Joint Venture Transactions

On May 9, 2011, we joined with International Tooling Solutions, LLC to form ArtiFlex Manufacturing LLC (“ArtiFlex”), a joint venture that provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. We contributed our automotive body panels business in exchange for a 50% ownership interest. As we do not have a controlling financial interest in ArtiFlex, our investment in this joint venture is accounted for under the equity method, and the contributed net assets were deconsolidated effective May 9, 2011.

On March 1, 2011, we joined with ClarkWestern Building Systems Inc. to form Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a joint venture that manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, and shaft wall studs and track used primarily in residential and commercial construction. We contributed our metal framing business and related working capital, excluding the Vinyl division, in exchange for a 25% ownership interest in ClarkDietrich and the assets of certain MISA Metals, Inc. steel processing locations. As we do not have a controlling financial interest in ClarkDietrich, our investment in this joint venture is accounted for under the equity method, and the contributed net assets were deconsolidated effective March 1, 2011.

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into the new joint venture. As of August 31, 2011, all of the retained facilities had ceased operations and actions to locate buyers had been initiated, thereby meeting the criteria for classification as assets held for sale in accordance with the applicable accounting guidance. Accordingly, the carrying value of the retained facilities, which consist primarily of property, plant and equipment, is presented separately in our consolidated balance sheet as assets held for sale. As of February 29, 2012, assets with a book value of approximately $10,985,000 remained classified as assets held for sale in our consolidated balance sheet.

During the three months ended February 29, 2012, we committed to a plan to sell certain MISA Metals, Inc. (“MMI”) steel processing assets obtained in connection with the formation of ClarkDietrich, thereby meeting the criteria for classification as assets held for sale in accordance with the applicable accounting guidance. The carrying value of the asset group of $4,272,000 was determined to be less than fair value and, therefore, no impairment charges were recognized. The results of this asset group continue to be reported within operating income as the asset group does not qualify for classification as a discontinued operation.

The remaining $4,450,000 classified as assets held for sale at February 29, 2012 consisted of certain other MMI steel processing assets, as disclosed in our 2011 Form 10-K.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on June 1, 2012, will not impact our financial position or results of operations. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred to a later date that has yet to be determined.

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

NOTE B – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership, or otherwise, are accounted for using the equity method. At February 29, 2012, these equity investments and the percentage interests owned consisted of: ArtiFlex (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), Samuel Steel Pickling Company (31%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

During January 2012, we sold our 49% equity interest in LEFCO Worthington, LLC, to the other member of the joint venture. The impact of this transaction was immaterial.

We received distributions from unconsolidated affiliates totaling $116,348,000 during the nine months ended February 29, 2012, including a one-time special dividend of $50,000,000 in connection with a refinancing transaction completed by WAVE in December 2011.

We have received cumulative distributions from WAVE in excess of our investment balance totaling $64,263,000 and $10,715,000 as of February 29, 2012 and May 31, 2011, respectively. In accordance with the applicable accounting guidance, these excess distributions have been reclassified to the liabilities section of our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

Combined financial information for our unconsolidated affiliates is summarized in the following table:

	February 29,	May 31,
(in thousands)	2012	2011
Cash	$119,921	$122,938
Other current assets	503,692	474,284
Noncurrent assets	338,098	260,805

Total assets	$961,711	$858,027

Current maturities of long-term debt	$3,632	$-
Current liabilities	170,285	184,467
Long-term debt	247,115	150,229
Other noncurrent liabilities	57,183	5,365
Equity	483,496	517,966

Total liabilities and equity	$961,711	$858,027

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$409,981	$201,678	$1,258,185	$625,483
Gross margin	82,904	50,797	246,714	155,995
Depreciation and amortization	4,171	2,840	13,773	8,402
Interest expense	1,925	364	3,751	1,147
Income tax expense	1,908	1,504	12,032	7,025
Net earnings	51,955	31,442	151,779	102,089

NOTE C – Restructuring and Other Expense

In fiscal 2008, we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and has included aggressive diagnostic and implementation phases.

During the nine months ended February 29, 2012, the following actions were taken in connection with the Transformation Plan:

•

We engaged a consulting firm to assist with the ongoing transformation efforts within our Pressure Cylinders operating segment. As a result, we incurred professional fees of $4,758,000, which were classified as restructuring and other expense in our consolidated statements of earnings. Services provided included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Transformation Plan.

•	The following actions were taken in connection with the wind-down of our Metal Framing operating segment:

-	Approximately $7,681,000 of facility exit and other costs were incurred in connection with the closure of the retained facilities.

-	The severance accrual was adjusted downward, resulting in a $960,000 credit to earnings.

-	Certain assets of the retained facilities classified as held for sale were disposed of for cash proceeds of $8,151,000 resulting in a net gain of $2,120,000.

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

A progression of the liabilities created as part of the Transformation Plan during the nine months ended February 29, 2012, combined with a reconciliation to the restructuring and other expense (income) line item in our consolidated statement of earnings is summarized in the following table:

(in thousands)	Beginning Balance	Expense/ (Income)	Payments	Adjustments	Ending Balance
Early retirement and severance	$7,220	$(960)	$(3,360)	$1,516	$4,416
Facility exit and other costs	409	7,630	(7,681)	97	455
Professional fees	-	4,758	(4,758)	-	-

	$7,629	11,428	$(15,799)	$1,613	$4,871

Net gain on sale of assets		(2,886)

Total restructuring charges		8,542
Joint venture transactions		(3,835)

Restructuring and other expense		$4,707

The adjustment to the early retirement and severance line item above relates to the reclassification of severance costs to be reimbursed by MISA in connection with the ClarkDietrich formation to the assets section of the balance sheet during the nine months ended February 29, 2012.

NOTE D – Contingent Liabilities

Legal Proceedings

On January 27, 2012, the Fifth Appellate District of the Ohio Court of Appeals upheld a lower court ruling against the Company for professional negligence regarding the wrongful death of an employee of a third-party freight company. The lower court’s ruling awarded damages to the plaintiff of approximately $3,700,000; however, our overall exposure related to this matter is limited under our stop-loss insurance policy. As a result, we accrued an additional pre-tax charge of $1,500,000, which was recorded within selling, general and administrative (“SG&A”) expense during the three months ended February 29, 2012.

In connection with the acquisition of the BernzOmatic business (“Bernz”) of Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc., we settled a dispute over our early termination of a supply contract for $10,000,000. Reserves previously recognized in connection with this matter totaled $14,402,000. Refer to “NOTE M – Acquisitions” for additional information regarding our acquisition of the Bernz.

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

Pressure Cylinders Voluntary Product Recall

On January 10, 2012, we announced a voluntary recall of our MAP-PROTM, propylene and MAAP® cylinders and related hand torch kits. The recall is a precautionary step and involves a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. We are unaware of any incidence of fire or injury caused by this situation. In connection with this matter, for the three months ended November 30, 2011, we recorded certain accruals for our estimated probable costs, including $4,737,000 for product returns and $3,883,000 for recall-related costs. In addition, we wrote-off $1,051,000 of affected inventory.

A progression of the liabilities recorded in connection with this matter during the three months ended February 29, 2012 is summarized in the following table:

(in thousands)	Beginning Balance	Reserves Used	Changes in Estimates	Ending Balance
Product returns	$4,737	$(754)	$-	$3,983
Recall-related costs	3,883	(835)	-	3,048

Total	$8,620	$(1,589)	$-	$7,031

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

NOTE E – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 29, 2012, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15,174,000 at February 29, 2012. We have also guaranteed the repayment of a $5,000,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

We also had in place $10,350,000 of outstanding stand-by letters of credit as of February 29, 2012. These letters of credit were issued to third-party service providers and had no amounts drawn against them at February 29, 2012. The fair value of these guarantee instruments, based on premiums paid, was not material.

NOTE F – Debt and Receivables Securitization

We have a $400,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2013; however, we are in the process of renewing and extending this facility, and anticipate completing this by May 2012. Borrowings outstanding under the Credit Facility were $170,900,000 at February 29, 2012. Additionally, as discussed in “NOTE E – Guarantees”, we provided $10,350,000 in stand-by letters of credit for third-party beneficiaries as of February 29, 2012. While not drawn against, these letters of credit reduce our availability under the Credit Facility, leaving $218,750,000 available at February 29, 2012.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheets. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At February 29, 2012, the applicable variable rate, based on LIBOR, was 0.92%.

We also maintain a revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2013. The AR Facility has been available throughout fiscal 2012 to date, and was available throughout fiscal 2011. During the three months ended February 29, 2012, we increased our borrowing capacity under the AR Facility from $100,000,000 to $150,000,000. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $150,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-sell, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, receivables from foreign customers, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of February 29, 2012, the pool of eligible accounts receivable exceeded the $150,000,000 limit, and $110,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at February 29, 2012 consisted of $4,856,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL. This credit facility matures in November 2012 and bears interest at a variable rate. The applicable variable rate at February 29, 2012 was 3.00%.

NOTE G – Comprehensive Income

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and nine months ended February 29, 2012:

	Three Months Ended February 29, 2012			Nine Months Ended February 29, 2012
	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
(in thousands)
Net earnings	$25,880	$2,518	$28,398	$63,517	$7,422	$70,939
Other comprehensive income (loss):
Foreign currency translation	6,209	724	6,933	(2,822)	(1,617)	(4,439)
Cash flow hedges	167	-	167	(713)	-	(713)
Pension liability adjustment	(431)	-	(431)	(382)	-	(382)

Total comprehensive income	$31,825	$3,242	$35,067	$59,600	$5,805	$65,405

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three and nine months ended February 28, 2011:

	Three Months Ended February 28, 2011			Nine Months Ended February 28, 2011
	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
(in thousands)
Net earnings	$26,326	$2,008	$28,334	$63,149	$6,321	$69,470
Other comprehensive income (loss):
Foreign currency translation	4,314	-	4,314	9,766	-	9,766
Cash flow hedges	3,007	-	3,007	1,230	-	1,230
Pension liability adjustment	(40)	-	(40)	(28)	-	(28)

Total comprehensive income	$33,607	$2,008	$35,615	$74,117	$6,321	$80,438

NOTE H – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the nine months ended February 29, 2012:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2011	$181,525	$3,975	$504,410	$689,910	$50,793	$740,703
Comprehensive income*	-	(3,917)	63,517	59,600	5,805	65,405
Common shares issued	9,709	-	-	9,709	-	9,709
Stock-based compensation	8,921	-	-	8,921	-	8,921
Purchases and retirement of common shares	(8,672)	-	(43,448)	(52,120)	-	(52,120)
Dividends paid to noncontrolling interest	-	-	-	-	(9,744)	(9,744)
Cash dividends declared	-	-	(25,187)	(25,187)	-	(25,187)

Balance at February 29, 2012	$191,483	$58	$499,292	$690,833	$46,854	$737,687

* The allocation of the components of comprehensive income attributable to controlling and noncontrolling interests is disclosed in “NOTE G – Comprehensive Income.”

NOTE I – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 29, 2012, we granted non-qualified stock options covering a total of 561,118 common shares under our stock-based compensation plans. The weighted average option price of $21.41 per share was equal to the market price of the underlying common shares on the date of grant. The weighted average fair value of these stock options, based on the Black-Scholes option-pricing model and calculated on the date of grant was $8.42 per share. The calculated pre-tax stock-based compensation expense for these stock options of $4,257,000 includes an estimate of forfeitures and will be recognized on a straight-line basis over their respective three-year vesting periods. The following weighted average assumptions were used to value these stock options:

Dividend yield	2.7%
Expected volatility	51.7%
Risk-free interest rate	1.9%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 29, 2012, we granted 506,974 restricted common shares under our stock-based compensation plans that generally vest after three years of service. The weighted average fair value of these restricted common shares, or $17.16 per share, was equal to the closing market price of the underlying common shares on the date of grant. The calculated pre-tax stock-based compensation expense for these restricted common shares of $7,601,000 will be recognized on a straight-line basis over their respective vesting periods. This amount excludes approximately $1,100,000 attributed to the purchase price of Angus Industries, Inc. (“Angus”), as more fully discussed in “Note M – Acquisitions.”

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

On September 14, 2011, the award agreements for these restricted common shares were amended to include a three-year service-based vesting condition in addition to the market-based vesting condition established in the original agreements. The amended awards were accounted for as a modification of the original awards in accordance with the applicable accounting guidance. No incremental compensation expense was recognized in connection with the modification, as the fair value of the modified awards did not exceed the fair value of the original awards. Accordingly, the remaining unrecognized compensation expense of the original awards as of the modification date will be recorded on a straight-line basis over the modified service period, or approximately three years. Approximately $2,719,000 of expense was recognized during the nine months ended February 29, 2012.

NOTE J – Employee Pension Plans

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Defined benefit plans:
Service cost	$65	$238	$198	$711
Interest cost	376	358	1,132	1,070
Expected return on plan assets	(408)	(333)	(1,222)	(999)
Net amortization and deferral	43	64	129	192

Net pension cost of defined benefit plans	$76	$327	$237	$974

The decrease in net pension cost during the three and nine months ended February 29, 2012 over the comparable period of fiscal 2011 was driven by the curtailment of The Gerstenslager Company Bargain Unit Employees’ Pension Plan during the fourth quarter of fiscal 2011, as disclosed in “Part II – Item 8. – Financial Statements and Supplementary Data – Note J – Employee Pension Plans” of our 2011 Form 10-K.

We anticipate total contributions of approximately $1,227,000 in fiscal 2012, of which approximately $981,000 had been made as of February 29, 2012.

NOTE K – Income Taxes

Income tax expense for the first nine months of fiscal 2012 and fiscal 2011 reflects estimated annual effective income tax rates of 31.9% and 32.0%, respectively. These rates are applicable only to net earnings attributable to controlling interests, as reflected in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our Spartan consolidated joint venture. The earnings attributable to the noncontrolling interest in Spartan do not generate tax expense to Worthington since the investors in Spartan are taxed directly based on the earnings attributable to them. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual fiscal 2012 effective income tax rate could be materially different from the forecasted rate as of February 29, 2012.

NOTE L – Segment Operations

In connection with the acquisition of Angus, as more fully described in “NOTE M – Acquisitions,” we established a new operating segment, Engineered Cabs, which is considered a separate reportable segment.

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales
Steel Processing	$367,259	$301,752	$1,148,894	$973,763
Pressure Cylinders	187,737	135,921	533,283	408,213
Engineered Cabs	40,173	-	40,173	-
Metal Framing	-	81,382	4,402	242,970
Other	16,086	50,384	52,542	141,985

Consolidated net sales	$611,255	$569,439	$1,779,294	$1,766,931

Operating income (loss)
Steel Processing	$15,405	$14,213	$39,069	$39,260
Pressure Cylinders	10,887	10,849	23,333	29,926
Engineered Cabs	(1,447)	-	(1,447)	-
Metal Framing	(2,053)	2,723	(5,368)	(7,890)
Other	(4,717)	236	(13,480)	721

Consolidated operating income	$18,075	$28,021	$42,107	$62,017

Pre-tax restructuring and other expense (income)
Steel Processing	$-	$70	$-	$(303)
Pressure Cylinders	-	-	-	-
Engineered Cabs	-	-	-	-
Metal Framing	-	411	-	1,387
Other	956	(17)	4,707	368

Consolidated restructuring and other expense	$956	$464	$4,707	$1,452

Joint venture transactions
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	-
Engineered Cabs	-	-	-	-
Metal Framing	1,812	-	3,835	-
Other	-	-	-	-

Consolidated joint venture transactions	$1,812	$-	$3,835	$-

(in thousands)	February 29, 2012	May 31, 2011
Total assets
Steel Processing	$687,002	$742,838
Pressure Cylinders	590,548	481,361
Engineered Cabs	196,466	-
Metal Framing	16,297	37,069
Other	369,057	405,981

Consolidated total assets	$1,859,370	$1,667,249

NOTE M – Acquisitions

Angus

On December 29, 2011, we acquired 100% of the outstanding voting interests of Angus for cash consideration of approximately $132,940,000 and the assumption of approximately $47,324,000 of debt, of which $44,341,000 was repaid prior to quarter-end. Additionally, we issued 382,749 restricted common shares to certain former employees of Angus who became employees of Worthington upon closing. These restricted common shares, which vest over a period of one or three years, had a grant-date fair value of approximately $6,300,000. Of this amount, approximately $1,100,000 was attributed to the purchase price. The remaining $5,200,000 will be recognized as stock-based compensation expense on a straight-line basis over the applicable service period. Angus designs and manufactures high-quality, custom-engineered open and closed cabs and operator stations for a wide range of heavy mobile equipment. The acquired net assets and related operations of Angus are included in our recently-formed operating segment, Engineered Cabs. In connection with the acquisition of Angus, we incurred approximately $780,000 of acquisition-related costs, which have been expensed as incurred and recognized within SG&A expense in our consolidated statements of earnings.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Angus, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Trade name	$19,100	Indefinite
Customer relationships	32,200	10-15
Non-compete agreement	640	3
Other	963	9

Total acquired identifiable intangible assets	$52,903

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill of $45,330,000, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for Angus and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$2,540
Accounts receivable	16,515
Inventories	22,865
Prepaid expenses and other current assets	1,281
Deferred income taxes	398
Intangible assets	52,903
Other noncurrent assets	74
Property, plant and equipment	57,570

Total identifiable assets	154,146
Accounts payable	(9,581)
Accrued liabilities	(7,583)
Other current liabilities	(948)
Long-term debt and other short-term borrowings	(47,324)

Net identifiable assets	88,710
Goodwill	45,330

Total consideration transferred	$134,040

Operating results of Angus have been included in our consolidated statements of earnings from the acquisition date, forward, and are disclosed in “Note L – Segment Operations.” Proforma revenue and earnings of the combined entity had the acquisition occurred on June 1, 2011, or June 1, 2010, are summarized as follows:

	Nine Months Ended
(in thousands)	February 29, 2012	February 28, 2011
Proforma revenue	$1,912,071	$1,897,557
Proforma net earnings	83,836	76,483

Coleman Cylinders

On December 1, 2011, we acquired the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman Cylinders”) for cash consideration of approximately $22,653,000. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction. Subsequent to closing, we received a request from the Federal Trade Commission, asking us to provide, on a voluntary basis, certain information related to the acquisition and the industry as it conducts a preliminary investigation into the transaction. The acquisition fell below the threshold for pre-merger notification under the Hart-Scott-Rodino Act.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Coleman Cylinders, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Customer relationships	$4,400	15
Non-compete agreement	160	5

Total acquired identifiable intangible assets	$4,560

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill of $5,888,000, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for Coleman Cylinders and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Inventories	$6,456
Intangible assets	4,560
Property, plant and equipment	9,726

Total identifiable assets	20,742
Accounts payable	(3,719)
Accrued liabilities	(258)

Net identifiable assets	16,765
Goodwill	5,888

Total consideration paid	$22,653

Operating results of Coleman Cylinders have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2012 or fiscal 2011, would not be materially different than reported results.

STAKO

On September 30, 2011, we acquired 100% of the outstanding voting interests of STAKO sp. Z o.o. (“STAKO”), based in Poland, for cash consideration of approximately $41,500,000 and the assumption of certain liabilities. STAKO manufactures liquefied petroleum gas tanks for engines in passenger cars and commercial and delivery vehicles. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

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

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill of $8,226,000, which is not expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for STAKO and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$2,715
Accounts receivable	4,175
Inventories	6,208
Other current assets	75
Intangible assets	4,400
Other noncurrent assets	60
Property, plant and equipment	23,770

Total identifiable assets	41,403
Accounts payable	(2,813)
Accrued liabilities	(750)
Other liabilities	(2,182)
Deferred income taxes	(2,384)

Net identifiable assets	33,274
Goodwill	8,226

Total consideration paid	$41,500

Operating results of STAKO have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2012 or fiscal 2011, would not be materially different than reported results.

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

The settlement gain was recognized within SG&A expense in our consolidated statement of earnings for the nine months ended February 29, 2012, to correspond with the classification of the reserves previously recognized in connection with this matter. An income approach that incorporated market participant assumptions regarding the estimate of future cash flows and the possible variations among those cash flows was used to measure fair value. In accordance with the accounting guidance for a business combination, the fair value of the settlement feature was excluded from the fair value of the consideration transferred for purposes of the purchase price allocation.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Bernz, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Trade name	$8,481	Indefinite
Customer relationships	10,473	9-13
Non-compete agreements	2,268	5

Total acquired identifiable intangible assets	$21,222

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill of $3,616,000, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for Bernz and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Inventories	$15,313
Intangible assets	21,222
Property, plant and equipment	7,884

Total identifiable assets	44,419
Accounts payable	(6,167)
Accrued liabilities	(868)

Net identifiable assets	37,384
Goodwill	3,616

Total consideration paid	$41,000

Operating results of Bernz have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2012 or fiscal 2011, would not be materially different than reported results.

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

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, zinc and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the associated price risk.

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

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in our consolidated balance sheet at February 29, 2012:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,859
	Other assets	-	Other liabilities	8,870

Totals		$-		$10,729

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$430	Accounts payable	$1,327

		430		1,327

Foreign exchange contracts	Receivables	463	Accounts payable	-

		463		-

Totals		$893		$1,327

Total Derivative Instruments		$893		$12,056

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

The following table summarizes our cash flow hedges outstanding at February 29, 2012:

(in thousands)	Notional Amount	Maturity Date
Interest rate contracts	$100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended February 29, 2012 and February 28, 2011:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended February 29, 2012:
Interest rate contracts	$(571)	Interest expense	$(1,042)	Interest expense	$-
Commodity contracts	459	Cost of goods sold	258	Cost of goods sold	-

Totals	$(112)		$(784)		$-

For the three months ended February 28, 2011:
Interest rate contracts	$1,227	Interest expense	$(1,022)	Interest expense	$-
Commodity contracts	2,135	Cost of goods sold	(215)	Cost of goods sold	-

Totals	$3,362		$(1,237)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the nine months ended February 29, 2012 and February 28, 2011:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the nine months ended February 29, 2012:
Interest rate contracts	$(2,444)	Interest expense	$(3,040)	Interest expense	$-
Commodity contracts	36	Cost of goods sold	1,993	Cost of goods sold	-

Totals	$(2,408)		$(1,047)		$-

For the nine months ended February 28, 2011:
Interest rate contracts	$(3,481)	Interest expense	$(2,986)	Interest expense	$-
Commodity contracts	1,374	Cost of goods sold	(86)	Cost of goods sold	-

Totals	$(2,107)		$(3,072)		$-

The estimated net amount of the losses recognized in accumulated OCI at February 29, 2012 expected to be reclassified into net earnings within the succeeding twelve months is $1,041,000 (net of tax of $818,000). This amount was computed using the fair value of the cash flow hedges at February 29, 2012, and will change before the actual reclassification from other comprehensive income to net earnings during the fiscal years ended May 31, 2012 and 2013.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 29, 2012:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$24,640	May 2012 - November 2013
Foreign currency contracts	77,100	May 2012 - July 2012

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended February 29, 2012 and February 28, 2011:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Three Months Ended
(in thousands)		February 29, 2012	February 28, 2011
Commodity contracts	Cost of good sold	$(2,552)	$619
Foreign exchange contracts	Miscellaneous expense	653	(2,912)

Total		$(1,899)	$(2,293)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the nine months ended February 29, 2012 and February 28, 2011:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Nine Months Ended
(in thousands)		February 29, 2012	February 28, 2011
Commodity contracts	Cost of good sold	$(3,655)	$(795)
Foreign exchange contracts	Miscellaneous expense	4,421	(5,247)

Total		$766	$(6,042)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At February 29, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$893	$-	$893

Total assets	$-	$893	$-	$893

Liabilities
Derivative contracts	$-	$12,056	$-	$12,056

Total liabilities	$-	$12,056	$-	$12,056

At May 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,138	$-	$1,138

Total assets	$-	$1,138	$-	$1,138

Liabilities
Derivative contracts	$-	$12,972	$-	$12,972

Total liabilities	$-	$12,972	$-	$12,972

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $297,714,000 and $265,239,000 at February 29, 2012 and May 31, 2011, respectively.

NOTE P – Subsequent Events

On March 22, 2012, we acquired a 75% ownership interest in PSI Energy Solutions, LLC (“PSI”) for cash consideration of $7,000,000. PSI is a professional services firm that develops cost-effective energy solutions for public and private entities throughout North America. We anticipate completing the purchase price allocation for this acquisition in the fourth quarter of fiscal 2012. The acquired net assets became part of our Global Group operating segment upon closing and will be reported in the “Other” category for segment reporting purposes.

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

We are primarily a diversified metal processing company, focused on value-added steel processing and manufactured metal products. As of February 29, 2012, excluding our joint ventures, we operated 36 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and the recently-formed Engineered Cabs. Other operating segments, which are immaterial for purposes of separate disclosure, include Steel Packaging and the Worthington Global Group (the “Global Group”). We also held equity positions in 11 joint ventures, which operated 43 manufacturing facilities worldwide, as of February 29, 2012. For additional information regarding the formation of Engineered Cabs, refer to the Recent Business Developments section below.

Overview

Recent acquisitions by the Company, as discussed in the Recent Business Developments section below, have produced solid results and proven complementary to our existing businesses. Our recently-formed joint ventures, Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) and ArtiFlex Manufacturing LLC (“ArtiFlex”) have also performed well.

The comparability of consolidated operating results for the three and nine months ended February 29, 2012 versus the same period of fiscal 2011 was impacted by the following transactions:

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

—

On December 1, 2011, we acquired the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman Cylinders”). The purchase price consisted of cash consideration of approximately $22.7 million. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

—

On December 29, 2011, we acquired 100% of the outstanding voting interests of Angus Industries, Inc. (“Angus”) for cash consideration of approximately $132.9 million and the assumption of approximately $47.3 million of debt. Additionally, we issued 382,749 restricted common shares to certain former employees of Angus who became employees of Worthington upon closing. Approximately $1.1 million of the $6.3 million fair value of these restricted common shares was attributed to the purchase price and recognized as goodwill. Angus designs and manufactures high-quality, custom-engineered open and closed cabs and operator stations for a wide range of heavy mobile equipment. In connection with this acquisition, we established a new operating segment, Engineered Cabs, which is considered a separate reportable segment.

—

On January 10, 2012, we announced a voluntary recall of our MAP-PROTM, propylene and MAAP® cylinders and related hand torch kits. The recall is a precautionary step and involves a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. We are unaware of any incidence of fire or injury caused by this situation. For additional information regarding the recall, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Contingent Liabilities” of this Quarterly Report on Form 10-Q.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first nine months of fiscal 2012 and fiscal 2011 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 54% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of five of our unconsolidated affiliates, including the recently-formed ArtiFlex joint venture, were also to the automotive end market.

Approximately 35% and 11% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, and substantially all of the net sales of our Global Group operating segment are to the construction market. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market for two of our unconsolidated joint ventures, Worthington Armstrong Venture (“WAVE”) and ClarkDietrich. The decrease in the portion of our total net sales to the construction market versus the third quarter of fiscal 2011 was primarily driven by the deconsolidation of substantially all of the net assets of Dietrich Metal Framing (“Dietrich”) on March 1, 2011, as more fully described herein.

The net sales of our Pressure Cylinders, Engineered Cabs and Steel Packaging operating segments, and approximately 35% of the net sales of our Steel Processing operating segment, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	Feb 29 2012	Feb 28 2011	Inc/(Dec)	Feb 29 2012	Feb 28 2011	Inc /(Dec)
U.S. GDP (% growth year-over-year) [1]	0.1%	2.5%	-2.4%	0.3%	2.9%	-2.6%
Hot-Rolled Steel ($ per ton) [2]	$718	$699	$19	$696	$622	$74
Detroit Three Auto Build (000’s vehicles) [3]	1,944	1,657	287	5,883	5,214	669
No. America Auto Build (000’s vehicles) [3]	3,528	2,943	585	10,255	9,229	1,026
Zinc ($ per pound) [4]	$0.90	$1.08	$(0.18)	$0.94	$0.99	$(0.05)
Natural Gas ($ per mcf) [5]	$2.84	$4.27	$(1.43)	$3.60	$4.21	$(0.61)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.92	$3.36	$0.56	$3.90	$3.12	$0.78

[1]

2011 figures based on revised actuals [2] CRU Index; period average [3] CSM Autobase [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally indicates a weaker economy. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2012, fiscal 2011, and fiscal 2010:

(Dollars per ton 1)

	Fiscal Year			Inc / (Dec)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
1st Quarter	$709	$611	$439	$98	16.0%	$172	39.2%
2nd Quarter	$660	$557	$538	$103	18.5%	$19	3.5%
3rd Quarter	$718	$699	$549	$19	2.7%	$150	27.3%
4th Quarter	N/A	$851	$669	N/A	N/A	$182	27.2%
Annual Avg.	N/A	$680	$549	N/A	N/A	$131	23.9%

[1]	CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during the third quarter of fiscal 2012. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the third quarter of fiscal 2012, vehicle production for the Detroit Three automakers was up nearly 20% over the comparable period in the prior year. Additionally, North American vehicle production during the third quarter of fiscal 2012 also increased nearly 20% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter—Fiscal 2012 Compared to Fiscal 2011

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$611.2	100.0%	$569.4	100.0%	$41.8
Cost of goods sold	527.9	86.4%	481.1	84.5%	46.8

Gross margin	83.3	13.6%	88.3	15.5%	(5.0)
Selling, general and administrative expense	62.4	10.2%	59.8	10.5%	2.6
Restructuring and other expense	1.0	0.2%	0.5	0.1%	0.5
Joint venture transactions	1.8	0.3%	—	0.0%	1.8

Operating income	18.1	3.0%	28.0	4.9%	(9.9)
Miscellaneous income (expense)	0.7	0.1%	(0.3)	-0.1%	1.0
Interest expense	(5.1)	-0.8%	(4.5)	-0.8%	0.6
Equity in net income of unconsolidated affiliates	24.0	3.9%	17.0	3.0%	7.0
Income tax expense	(9.3)	-1.5%	(11.9)	-2.1%	(2.6)

Net earnings	28.4	4.6%	28.3	5.0%	0.1
Net earnings attributable to noncontrolling interest	(2.5)	-0.4%	(2.0)	-0.4%	0.5

Net earnings attributable to controlling interest	$25.9	4.2%	$26.3	4.6%	$(0.4)

Net earnings attributable to controlling interest for the three months ended February 29, 2012 decreased $0.4 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $41.8 million from the comparable period in the prior year, driven primarily by higher average selling prices, favorably impacting net sales by $46.7 million. Selling prices are affected by the market price of steel, which averaged $718 per ton during the third quarter of fiscal 2012 versus an average of $699 per ton during the comparable period of fiscal 2011. Overall volumes decreased as a result of the Joint Venture Transactions, which negatively impacted net sales by $105.4 million. Excluding the impact of the Joint Venture Transactions, overall volumes, aided by the impact of acquisitions, favorably impacted net sales by $100.5 million.

•

Gross margin decreased $5.0 million from the comparable period in the prior year. The decrease was primarily driven by the impact of the Joint Venture Transactions, which negatively impacted gross margin by $17.3 million. Gross margin was also negatively impacted by an unfavorable product mix in Pressure Cylinders and increased manufacturing expenses. Partially offsetting the overall decrease in gross margin was an increased spread between average selling prices and material costs.

•

SG&A expense increased $2.6 million from the comparable period in the prior year, primarily due to an accrual for certain legal expenses, and increased amortization expense and acquisition-related costs. The impact of the Joint Venture Transactions partially offset the overall increase in SG&A expense.

•

Restructuring charges of $1.0 million represented professional fees incurred in connection with our ongoing transformation efforts within Pressure Cylinders. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

In connection with the wind-down of our Metal Framing operating segment, we recognized $1.8 million of expenses within the joint venture transaction line item in our consolidated statement of earnings. This amount consisted of certain post-closure facility exit and other costs. For additional information regarding the wind-down of our Metal Framing operating segment, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE C – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•	Interest expense of $5.1 million was $0.6 million higher than the comparable period in the prior year due to higher short-term borrowings.

•

Equity income increased $7.0 million from the comparable period in the prior year. The majority of the equity income is generated by our WAVE joint venture, where our portion of net earnings increased $1.9 million, or 14%. Our recently-formed joint ventures, ClarkDietrich and ArtiFlex, also contributed to the current quarter increase, providing $2.6 million and $1.4 million, respectively, of equity income in the current quarter. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $2.6 million from the comparable period in the prior year, driven primarily by the impact of discrete tax adjustments. Discrete tax adjustments reduced tax expense by $2.7 million in the current quarter versus a reduction of tax expense of $0.1 million in the prior year quarter. Discrete adjustments in the current quarter were primarily the result of differences between final tax return amounts and original tax provision estimates, changes in state tax laws, and the resolution of state tax audits. The favorable impact on tax expense of lower pre-tax earnings in the current quarter versus the prior year quarter was offset by the unfavorable impact of the change in the mix of income among the jurisdictions in which we do business. The current quarter expense of $9.3 million was calculated using an estimated annual effective rate of 31.9% versus 32.0% in the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$367.3	100.0%	$301.8	100.0%	$65.5
Cost of goods sold	323.5	88.1%	260.8	86.4%	62.7

Gross margin	43.8	11.9%	41.0	13.6%	2.8
Selling, general and administrative expense	28.4	7.7%	26.7	8.8%	1.7
Restructuring and other expense	—	0.0%	0.1	0.0%	(0.1)

Operating income	$15.4	4.2%	$14.2	4.7%	$1.2

Material cost	$265.2		$210.7		$54.5
Tons shipped (in thousands)	716		590		126

Net sales and operating highlights were as follows:

•

Net sales increased $65.5 million from the comparable period in the prior year. Higher base material prices in the current quarter led to increased pricing for our products, favorably impacting net sales by $28.1 million. Overall volumes, aided by continued improvement in the automotive market and the MMI acquisition, increased 21% over the comparable period of fiscal 2011, favorably impacting net sales by $37.4 million. The mix of direct versus toll tons processed was split evenly during the current quarter, compared with a 54% to 46% mix in the comparable quarter in the prior year.

•

Operating income increased $1.2 million from the comparable period in the prior year, as the increase in net sales was partially offset by the impact of higher manufacturing expenses and a lower spread between selling prices and material costs driven by inventory holding losses. Operating income was also adversely impacted by the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$187.7	100.0%	$135.9	100.0%	$51.8
Cost of goods sold	153.2	81.6%	108.9	80.1%	44.3

Gross margin	34.5	18.4%	27.0	19.9%	7.5
Selling, general and administrative expense	23.6	12.6%	16.1	11.8%	7.5

Operating income	$10.9	5.8%	$10.9	8.0%	$—

Material cost	$92.6		$61.1		$31.5
Units shipped (in thousands)	16,696		14,617		2,079

Net sales and operating highlights were as follows:

•

Net sales increased $51.8 million from the comparable period in the prior year. Higher overall volumes favorably impacted net sales by $33.5 million, aided by the fiscal 2012 acquisitions, which contributed $35.4 million. Overall pricing for our products favorably impacted net sales by $18.3 million, as higher base material prices led to increased pricing for our products.

•

Operating income was flat with the comparable period in the prior year. Higher volumes and an increased spread between selling prices and material costs offset the increase in SG&A expense, which resulted from the impact of acquisitions and the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$40.2	100.0%	$–		$40.2
Cost of goods sold	37.3	92.8%	–		37.3

Gross margin	2.9	7.2%	–		2.9
Selling, general and administrative expense	4.3	10.7%	–		4.3

Operating income	$(1.4)	-3.5%	$–		$(1.4)

Material cost	$22.1		$–		$22.1

Net sales and operating highlights were as follows:

•	Net sales reflected two months of operations, as this business was acquired on December 29, 2011.

•

Current quarter operating loss of $1.4 million was primarily due to $4.2 million of one-time expenses associated with the write-up of inventory to fair value in connection with the application of purchase accounting and various acquisition-related costs.

Metal Framing

The following table summarizes the operating results of our Metal Framing operating segment for the periods indicated. The operating results of the net assets contributed to the ClarkDietrich joint venture are included on a historical basis through March 1, 2011, the date of deconsolidation.

	Three Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$–	n/a	$81.4	100.0%	$(81.4)
Cost of goods sold	–	n/a	67.9	83.4%	(67.9)

Gross margin	–	n/a	13.5	16.6%	(13.5)
Selling, general and administrative expense	0.2	n/a	10.4	12.8%	(10.2)
Restructuring and other expense	–	n/a	0.4	0.5%	(0.4)
Joint venture transactions	1.8	n/a	–	0.0%	1.8

Operating income (loss)	$(2.0)	n/a	$2.7	3.3%	$(4.7)

Material cost	$–		$48.0		$(48.0)
Tons shipped (in thousands)	–		59		(59)

Operating highlights were as follows:

•

Current quarter operating loss of $2.0 million was driven primarily by $2.4 million of facility exit and other costs offset by $0.7 million of gains related to the sale equipment and real estate all of which is included in the joint venture transaction line.

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

	Three Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$16.1	100.0%	$50.4	100.0%	$(34.3)
Cost of goods sold	13.9	86.5%	43.5	86.3%	(29.6)

Gross margin	2.2	13.7%	6.9	13.7%	(4.7)
Selling, general and administrative expense	5.9	36.7%	6.7	13.3%	(0.8)
Restructuring and other expense	1.0	6.1%	–	0.0%	1.0

Operating income (loss)	$(4.7)	-29.2%	$0.2	0.4%	$(4.9)

Net sales and operating highlights were as follows:

•

Net sales decreased $34.3 million from the comparable period in the prior year, driven primarily by the deconsolidation of our former Automotive Body Panels operating segment during the fourth quarter of fiscal 2011. Excluding the impact of this transaction, net sales decreased $10.3 million, driven primarily by lower volumes in the Global Group operating segment.

•

Operating income decreased $4.9 million from the comparable period in the prior year, driven by the aforementioned deconsolidation transaction and lower volumes. Current quarter restructuring charges consisted of professional fees incurred in connection with our ongoing transformation efforts within Pressure Cylinders. Consistent with similar charges incurred in prior periods, these professional fees were not allocated to any of our operating segments. Operating income was also negatively impacted by an accrual for certain legal expenses during the current quarter.

Nine Months Year-to-Date - Fiscal 2012 Compared to Fiscal 2011

Consolidated Operations

The following table presents consolidated operating results for the periods indicated.

	Nine Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$1,779.3	100.0%	$1,766.9	100.0%	$12.4
Cost of goods sold	1,567.9	88.1%	1,529.9	86.6%	38.0

Gross margin	211.4	11.9%	237.0	13.4%	(25.6)
Selling, general and administrative expense	160.8	9.0%	173.5	9.8%	(12.7)
Restructuring and other expense	4.7	0.3%	1.5	0.1%	3.2
Joint venture transactions	3.8	0.2%	–	0.0%	3.8

Operating income	42.1	2.4%	62.0	3.5%	(19.9)
Miscellaneous income (expense)	1.4	0.1%	(0.4)	0.0%	1.8
Interest expense	(14.5)	-0.8%	(14.1)	-0.8%	0.4
Equity in net income of unconsolidated affiliates	70.6	4.0%	51.5	2.9%	19.1
Income tax expense	(28.7)	-1.6%	(29.6)	-1.7%	(0.9)

Net earnings	70.9	4.0%	69.4	3.9%	1.5
Net earnings attributable to noncontrolling interest	(7.4)	-0.4%	(6.3)	-0.4%	1.1

Net earnings attributable to controlling interest	$63.5	3.6%	$63.1	3.6%	$0.4

Net earnings attributable to controlling interest for the nine months ended February 29, 2012 increased $0.4 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $12.4 million from the comparable period in the prior year, driven primarily by higher average selling prices over the first nine months of fiscal 2011 in response to the higher cost of steel, favorably impacting net sales by $137.7 million. Selling prices are affected by the market price of steel, which averaged $696 per ton during the first nine months of fiscal 2012 versus an average of $622 per ton during the comparable period of fiscal 2011 (an increase of 12%). Decreased volumes were a result of the Joint Venture Transactions, which reduced net sales by $309.6 million during the first nine months of fiscal 2012. Excluding the impact of the Joint Venture Transactions, overall volumes increased net sales by $184.3 million. The impact of the Angus acquisition increased volumes by $40.2 million. Improved volumes were most notable in our Steel Processing and Pressure Cylinders operating segments, where net sales increased 18% and 31%, respectively, over the comparable period of fiscal 2011. Net sales were negatively impacted by $4.7 million as a result of an accrual for anticipated product returns related to the voluntary recall of certain Pressure Cylinders products as described in the Recent Business Developments section above.

•

Gross margin decreased $25.6 million from the comparable period in the prior year. The decrease was primarily driven by the impact of the Joint Venture Transactions, which reduced gross margin by $34.0 million during the first nine months of fiscal 2012. Gross margin was also negatively impacted by inventory holding losses in both periods. Additionally, in connection with the voluntary recall noted above, we recorded accruals for anticipated product returns and estimated recall-related costs of $4.7 million and $3.9 million, respectively, and wrote-off $1.1 million of affected inventory, negatively impacting gross margin by $9.7 million. The overall decrease in gross margin was partially offset by a higher spread between average selling prices and our material costs resulting from a favorable change in both customer mix and product mix.

•

SG&A expense decreased $12.7 million from the comparable period in the prior year, primarily due to the impact of the Joint Venture Transactions ($21.3 million). The overall decrease in SG&A expense was partially offset by the impact of acquisitions.

•

Restructuring charges increased $3.2 million from the comparable period in the prior year. Current year-to-date charges represented professional fees incurred in connection with our ongoing transformation efforts within Pressure Cylinders. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q

•

In connection with the wind-down of our Metal Framing operating segment, we recognized a net charge of $3.8 million within the joint venture transaction line item in our consolidated statement of earnings. This amount consisted of $7.7 million of post-closure facility exit and other costs, offset by $2.9 million of gains on the sale of the Vinyl division and other equipment and real estate. In addition, the severance accrual was adjusted downward, resulting in a $1.0 million credit to earnings. For additional information regarding the wind-down of our Metal Framing operating segment, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE C – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•	Interest expense of $14.5 million was essentially flat versus the comparable period in the prior year, as the impact of higher average debt levels was offset by lower interest rates.

•

Equity income increased $19.1 million from the comparable period in the prior year. The majority of our equity income is generated by our WAVE joint venture, where our portion of net earnings increased $6.1 million, or 15%. Our recently-formed joint ventures, ClarkDietrich and ArtiFlex, also contributed to the current year-to-date increase, providing $5.9 million and $3.9 million, respectively, of equity income. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $0.9 million from the comparable period in the prior year, driven primarily by the impact of discrete tax adjustments, partially offset by the impact of the change in the mix of income among the jurisdictions in which we do business. Discrete tax adjustments reduced tax expense by $1.7 million in the current nine months versus a reduction of tax expense of $0.3 million in the comparable period in the prior year. Discrete adjustments were primarily the result of differences between final tax return amounts and original tax provision estimates, changes in state tax laws, and the resolution of state tax audits. The current year-to-date expense of $28.7 million was calculated using an estimated annual effective rate of 31.9% versus 32.0% in the prior year. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Nine Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$1,148.9	100.0%	$973.8	100.0%	$175.1
Cost of goods sold	1,030.0	89.7%	858.1	88.1%	171.9

Gross margin	118.9	10.3%	115.7	11.9%	3.2
Selling, general and administrative expense	79.8	6.9%	76.7	7.9%	3.1
Restructuring and other income	—	0.0%	(0.3)	0.0%	(0.3)

Operating income	$39.1	3.4%	$39.3	4.0%	$(0.2)

Material cost	$853.6		$704.7		$148.9
Tons shipped (in thousands)	2,101		1,815		286

Net sales and operating highlights were as follows:

•

Net sales increased $175.1 million from the comparable period in the prior year. Higher base material prices in the current year led to increased pricing for our products, favorably impacting net sales by $109.1 million. Overall volumes, aided by continued improvement in the automotive market and the MMI acquisition, increased 16% over the comparable period of fiscal 2011, favorably impacting net sales by $66.0 million. The mix of direct versus toll tons processed was 51% to 49% during the first nine months of fiscal 2012, compared with 56% to 44% in the comparable prior year period.

•

Operating income decreased $0.2 million from the comparable period in the prior year, as the increase in net sales was offset by the impact of higher manufacturing expenses. Operating income was also adversely impacted by the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Nine Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$533.3	100.0%	$408.2	100.0%	$125.1
Cost of goods sold	450.6	84.5%	328.9	80.6%	121.7

Gross margin	82.7	15.5%	79.3	19.4%	3.4
Selling, general and administrative expense	59.4	11.1%	49.4	12.1%	9.9

Operating income	$23.3	4.4%	$29.9	7.3%	$(6.7)

Material cost	$269.6		$187.4		$82.2
Units shipped (in thousands)	45,874		42,570		3,304

Net sales and operating highlights were as follows:

•

Net sales increased $125.1 million from the comparable period in the prior year. Higher overall volumes favorably impacted net sales by $97.0 million, aided by the fiscal 2012 acquisitions, which contributed $78.1 million. Overall pricing for our products favorably impacted net sales by $28.1 million, as higher base material prices led to increased pricing for our products. Net sales were negatively impacted by $4.7 million as a result of an accrual for anticipated product returns related to the voluntary recall noted above.

•

Operating income decreased $6.7 million from the comparable period in the prior year. The decrease was driven primarily by the voluntary recall noted above, which negatively impacted operating income by $9.7 million. Higher SG&A expense, resulting from the impact of acquisitions and the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions, also reduced operating income. The overall increase in SG&A expense was partially offset by a $4.4 million gain related to the settlement of the Bernz dispute during the first quarter of fiscal 2012, as more fully described in “Item I. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Contingent Liabilities” in Part I of this Quarterly Report on Form 10-Q. Higher volumes, aided by the impact of acquisitions, and an increased spread between selling prices and material costs helped to mitigate the overall decrease in operating income.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Nine Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$40.2	100.0%	$–		$40.2
Cost of goods sold	37.3	92.8%	–		37.3

Gross margin	2.9	7.2%	–		2.9
Selling, general and administrative expense	4.3	10.7%	–		4.3

Operating loss	$(1.4)	-3.5%	$–		$(1.4)

Material cost	$22.1		$–		$22.1

Net sales and operating highlights were as follows:

•	Net sales reflected two months of operations, as this business was acquired on December 29, 2011.

•

The current year-to-date operating loss of $1.4 million was primarily due to $4.2 million of one-time expenses associated with the write-up of inventory to fair value in connection with the application of purchase accounting and various acquisition-related costs.

Metal Framing

The following table summarizes the operating results of our Metal Framing operating segment for the periods indicated. The operating results of the net assets contributed to the ClarkDietrich joint venture are included on a historical basis through March 1, 2011, the date of deconsolidation. Operating results for the nine months ended February 29, 2012, reflect the operations of the Vinyl division through October 31, 2011, the date this business was sold.

	Nine Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$4.4	100.0%	$243.0	100.0%	$(238.6)
Cost of goods sold	4.4	100.0%	219.5	90.3%	(215.1)

Gross margin	—	0.0%	23.5	9.7%	(23.5)
Selling, general and administrative expense	1.5	34.1%	30.0	12.3%	(28.5)
Restructuring and other expense	—	0.0%	1.4	0.6%	(1.4)
Joint venture transactions	3.8	86.4%	—	0.0%	3.8

Operating loss	$(5.3)	-120.5%	$(7.9)	-3.3%	$2.6

Material cost	$1.9		$159.9		$(158.0)
Tons shipped (in thousands)	1		184		(183)

Net sales and operating highlights were as follows:

•

Net sales during the first nine months of fiscal 2012 reflect the operations of the Vinyl division through October 31, 2011 as well as the operations of the retained facilities through August 31, 2011, the date by which all of the retained facilities had ceased operations.

•

The current year-to-date operating loss of $5.3 million was driven primarily by $7.7 million of facility exit and other costs partially offset by $2.9 million of gains related to the sale of the Vinyl division and other equipment and real estate.

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

	Nine Months Ended,
(Dollars in millions)	Feb 29 2012	% of Net sales	Feb 28 2011	% of Net sales	Increase/ (Decrease)
Net sales	$52.5	100.0%	$142.0	100.0%	$(89.5)
Cost of goods sold	45.5	86.9%	123.5	87.0%	(78.0)

Gross margin	7.0	13.3%	18.5	13.0%	(11.5)
Selling, general and administrative expense	15.8	30.2%	17.4	12.3%	(1.6)
Restructuring and other expense	4.7	8.9%	0.4	0.3%	4.3

Operating income (loss)	$(13.5)	-25.7%	$0.7	0.5%	$(14.2)

Net sales and operating highlights were as follows:

•

Net sales decreased $89.5 million from the comparable period in the prior year, driven primarily by the deconsolidation of our former Automotive Body Panels operating segment during the fourth quarter of fiscal 2011. Excluding the impact of this transaction, net sales decreased $18.5 million, driven primarily by lower volumes in the Global Group operating segment.

•

Operating income decreased $14.2 million from the comparable period in the prior year, driven by the deconsolidation of our former Automotive Body Panels operating segment, higher restructuring charges, and lower volumes in the Global Group operating segment. Current year restructuring charges relate to our ongoing transformation efforts within Pressure Cylinders and consisted of professional fees. Consistent with similar charges incurred in prior periods, these professional fees were not allocated to any of our operating segments. Operating income was also negatively impacted by an accrual for certain legal expenses.

Liquidity and Capital Resources

During the nine months ended February 29, 2012, we generated $137.0 million of cash from operating activities, received $14.5 million of proceeds from the sale of assets, invested $15.8 million in property, plant and equipment and spent $232.1 million on acquisitions, net of cash acquired. Additionally, we repurchased 3,258,070 of our common shares for $52.1 million and paid $23.9 million of dividends. These activities were funded primarily by short-term borrowings, which totaled $108.5 million for the nine months ended February 29, 2012 as well as cash generated from operations and a $50.0 million one-time special dividend from our WAVE joint venture. The following table summarizes our consolidated cash flows for the nine months ended February 29, 2012 and February 28, 2011:

	Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011
Net cash provided by operating activities	$137.0	$55.3
Net cash used by investing activities	(190.2)	(40.9)
Net cash provided by (used in) financing activities	32.3	(23.7)

Decrease in cash and cash equivalents	(20.9)	(9.3)
Cash and cash equivalents at beginning of period	56.2	59.0

Cash and cash equivalents at end of period	$35.3	$49.7

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

The cash and equivalents balance at February 29, 2012 included $23.8 million of cash held by subsidiaries outside of the United States. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations.

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic and industry conditions. We rely on cash and short-term borrowings to meet cyclical increases in working capital needs. These needs generally rise during periods of increased economic activity or increasing raw material prices due to higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.

Net cash provided by operating activities was $137.0 million during the nine months ended February 29, 2012 compared to $55.3 million in the comparable period of fiscal 2011. The difference was driven largely by a change in the classification of proceeds from the AR Facility as short-term borrowings effective June 1, 2010 and, to a lesser extent, changes in working capital needs. Proceeds received from the AR Facility prior to June 1, 2010, were recorded as a reduction of accounts receivable. As a result, the $45.0 million of borrowings outstanding under the AR Facility at May 31, 2010 were recorded as a reduction of accounts receivable, whereas the $110.0 million, $90.0 million and $80.0 million of borrowings outstanding at February 29, 2012, May 31, 2011 and February 28, 2011, respectively, were classified as short-term borrowings.

Investing Activities

Net cash used by investing activities increased $149.3 million to $190.2 million during the nine months ended February 29, 2012, as the cash consideration paid for the Angus, Coleman Cylinders, Bernz and STAKO acquisitions during the first nine months of fiscal 2012 exceeded the consideration transferred for the assets of Hy-Mark Cylinders, Inc. (“Hy-Mark”) and the 60% ownership interest in Nitin Cylinders Limited during the comparable period of fiscal 2011 by $200.5 million. Partially offsetting the overall increase in cash used by investing activities were $44.2 million of net distributions from unconsolidated affiliates driven by the $50.0 million one-time dividend from WAVE.

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

Financing Activities

Net cash provided by financing activities was $32.3 million during the nine months ended February 29, 2012, compared to $23.7 million of cash used during the comparable period of fiscal 2011. The difference was driven by higher proceeds from short-term borrowings, as our fiscal 2012 acquisitions raised borrowing needs. Proceeds from short-term borrowings were also used to repay approximately $44.3 million of debt assumed in connection with the acquisition of Angus. In addition, common share repurchases decreased $23.0 million. During the nine months ended February 29, 2012, $52.1 million of cash was used to repurchase our common shares compared to $75.1 million during the comparable period of fiscal 2011.

During the three months ended February 29, 2012, we extended our AR Facility for another year to January 2013, and increased the borrowing capacity under the Facility from $100.0 million to $150.0 million. Additionally, we are in the process of renewing and extending our existing revolving credit facility, and anticipate completing this by May 2012. Refer to “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivable Securitization” for additional information regarding our short-term and long-term debt agreements. As of February 29, 2012, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include ratings triggers or material adverse change provisions.

In January 2012, credit rating agency Standard & Poor’s reaffirmed their BBB stable rating of Worthington Industries. On March 28, 2012, Moody’s Investor Services downgraded its credit rating of Worthington from Baa2 to Baa3. We don’t anticipate that this will affect our borrowing rates under the current credit agreement as it provides for use of the higher rating in the event of a split.

Common shares – Worthington Industries’ Board of Directors (the “Board”) declared quarterly dividends of $0.12 per common share during the first three quarters of fiscal 2012 compared to $0.10 per common share during the comparable quarters of fiscal 2011. Dividends paid on our common shares totaled $23.9 million and $22.7 million during the first nine months of fiscal 2012 and 2011, respectively. Note that dividends paid reflect those declared in the previous quarter.

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

During the first nine months of fiscal 2012, we repurchased 3,258,070 of our common shares for $52.1 million, exhausting all of the common shares available for repurchase under the September 26, 2007 authorization and leaving 7,236,732 of common shares available for repurchase under the June 29, 2011 authorization.

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

Contractual Cash Obligations and Other Commercial Commitments

Other than as noted below, our contractual cash obligations and other commercial commitments as of February 29, 2012 have not changed significantly from those disclosed in “Part II—Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2011 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements—NOTE F – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

In connection with the acquisition of the propane fuel cylinders business of The Coleman Company, Inc., we executed a trademark license agreement whereby we are required to make minimum annual royalty payments of $2.0 million in exchange for the exclusive right to use certain Coleman trademarks within the United States and Canada in connection with our operation of the acquired business.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 29, 2012, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $15.2 million at February 29, 2012. We have also guaranteed the repayment of a $5.0 million term loan held by ArtiFlex, an unconsolidated joint venture. In addition, we had in place $10.4 million of outstanding stand-by letters of credit as of February 29, 2012. These letters of credit were issued to third-party service providers and had no amounts drawn against them at February 29, 2012. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and requires entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on June 1, 2012, will not have a material impact on our financial position or results of operations. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred to a later date that has yet to be determined.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the three months ended February 29, 2012.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 29, 2012). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 29, 2012) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the statement above, see “Item I. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Contingent Liabilities” in Part I of this Quarterly Report on Form 10-Q for additional information regarding litigation that remained pending at the end of or was settled during the nine months ended February 29, 2012.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. — Risk Factors” of our 2011 Form 10-K, as filed with the Securities and Exchange Commission on August 1, 2011, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2011 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in our 2011 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described below and in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

The recently announced voluntary recall of certain of our pressure cylinder products could materially and adversely affect us or our financial results. In January 2012, we announced a voluntary recall of our MAP-PROTM, propylene and MAAP® cylinders and related hand torch kits due to a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. In connection with this voluntary recall, we have recorded, and may record in future periods, charges and costs related to recall matters including customer returns, freight and other costs associated with removing cylinders from our customer sites, legal fees and notification expenses. The ultimate cost will depend on several factors, including the actual number of customer returns, the number of consumers who respond to the recall, and whether costs will be recovered from the supplier of the valve.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 29, 2012:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2011	-	-	-	7,236,732
January 1-31, 2012	-	-	-	7,236,732
February 1-29, 2012	-	-	-	7,236,732

Total	-	-	-

(1)

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. At February 29, 2012, 7,236,732 common shares remained available for repurchase under the June 29, 2011 authorization. The common shares available for repurchase under the June 29, 2011 authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

2.1	Stock Purchase Agreement, dated as of December 29, 2011, by and between Worthington Steel of Michigan, Inc. and each of (i) Angus Industries, Inc., (ii) Angus Industries, Inc. Employee Stock Ownership Trust, (iii) William Blair Mezzanine Capital Fund III, L.P. and (iv) Robert A. Kluver, not in his individual capacity but solely in his capacity as Phantom Unit Holder Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on January 4, 2012 (SEC File No. 001-08399))†

10.1	Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator*

10.2	Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation*

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Section 1350 Certifications of Principal Executive Officer **

32.2	Section 1350 Certifications of Principal Financial Officer **

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

†

The Attachments, Exhibits and Disclosure Schedules referenced in the Stock Purchase Agreement were omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Worthington Industries, Inc. hereby undertakes to furnish a copy of the omitted Attachments, Exhibits and Disclosure Schedules upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following formatted documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 29, 2012 and May 31, 2011;
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 29, 2012 and February 28, 2011;
(iii)	Consolidated Statements of Cash Flows for the three and nine months ended February 29, 2012 and February 28, 2011; and
(iv)	Notes to Consolidated Financial Statements for the three and nine months ended February 29, 2012 and February 28, 2011.

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

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2012	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1

Stock Purchase Agreement, dated as of December 29, 2011, by and between Worthington Steel of Michigan, Inc. and each of (i) Angus Industries, Inc., (ii) Angus Industries, Inc. Employee Stock Ownership Trust, (iii) William Blair Mezzanine Capital Fund III, L.P. and (iv) Robert A. Kluver, not in his individual capacity but solely in his capacity as Phantom Unit Holder Representative†

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed on January 4, 2012 (SEC File No. 001-08399)

10.1

Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Filed herewith

10.2	Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer	Furnished herewith

32.2	Section 1350 Certifications of Principal Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

†

The Attachments, Exhibits and Disclosure Schedules referenced in the Stock Purchase Agreement were omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Worthington Industries, Inc. hereby undertakes to furnish a copy of the omitted Attachments, Exhibits and Disclosure Schedules upon request by the Securities and Exchange Commission.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at February 29, 2012 and May 31, 2011;

(ii)	Consolidated Statements of Earnings for the three and nine months ended February 29, 2012 and February 28, 2011;

(iii)	Consolidated Statements of Cash Flows for the three and nine months ended February 29, 2012 and February 28, 2011; and

(iv)	Notes to Consolidated Financial Statements for the three and nine months ended February 29, 2012 and February 28, 2011.

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