Form 10-K
period 2012-05-31
WORTHINGTON INDUSTRIES INC
filed 2012-07-30
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Large accelerated filer  ☑       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller reporting company   ☐

                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No  ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $865,736,564. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 23, 2012, the number of Common Shares issued and outstanding was 69,328,093.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 27, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	projected profitability potential, capacity, and working capital needs;
•	demand trends for us or our markets;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•

the ability to make acquisitions and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, newly-created joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;

•	the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
•	expectations for increasing volatility or improving and sustaining earnings, earnings potential, margins or shareholder value;
•	effects of judicial and governmental agency rulings; and
•	other non-historical matters.

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

•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;

ii

•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
•	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies and other expected benefits therefrom;
•	the overall success of newly-created joint ventures, including the demand for their products, and the ability to achieve the anticipated benefits therefrom;
•	capacity levels and efficiencies, within facilities, within major product markets and within the industry as a whole;
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

iii

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”). Founded in 1955, Worthington is primarily a diversified metals processing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinder products such as propane, oxygen and helium tanks, hand torches, refrigerant and industrial cylinders, camping cylinders, scuba tanks, compressed natural gas cylinders and helium balloon kits; engineered cabs and operator stations and cab components; framing systems for mid-rise buildings; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings.

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

Segments

At the end of the fiscal year ended May 31, 2012 (“fiscal 2012”), we had 35 wholly-owned manufacturing facilities worldwide and held equity positions in 12 joint ventures, which operated an additional 44 manufacturing facilities worldwide.

Our operations are managed principally on a products and services basis and include four reportable business segments: Steel Processing, Pressure Cylinders, Engineered Cabs and, on an historical basis, Metal Framing. The Steel Processing reportable business segment consists of the Worthington Steel business unit (“Worthington Steel”), and includes Precision Specialty Metals, Inc. (“PSM”), a specialty stainless processor located in Los Angeles, California, and Spartan Steel Coating, LLC (“Spartan”), a consolidated joint venture that operates a cold-rolled hot dipped galvanizing line in Monroe, Michigan. The Pressure Cylinders reportable business segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”) and includes India-based Worthington Nitin Cylinders Limited (“WNCL”), a consolidated joint venture that manufactures high-pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles and for industrial gases. The Engineered Cabs reportable business segment consists of the Angus Industries business unit (“Angus”), which we acquired on December 29, 2011. The Metal Framing reportable business segment consists of the remaining assets of our former Dietrich Metal Framing business unit (“Dietrich”).

As more fully described in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies” of this Annual Report on Form 10-K, on March 1, 2011, we contributed certain assets of Dietrich to ClarkWestern Dietrich Building Systems LLC (“ClarkDietrich”), an unconsolidated joint venture in which we maintain a 25% noncontrolling interest. We retained certain metal framing facilities, which continued to operate in support of the joint venture. As of August 31, 2011, all of the retained facilities had ceased operations. Accordingly, the financial results and operating performance of the retained facilities have been reported within Metal Framing through August 31, 2011. The contributed net assets, which were deconsolidated effective March 1, 2011, have been reported within Metal Framing on a historical basis.

All other operating segments are combined and disclosed in the Other category, which also includes income and expense items not allocated to our reportable business segments. The Other category includes the Worthington Steelpac Systems, LLC (“Steel Packaging”) and Worthington Global Group, LLC (the “Global Group”) operating segments as well as the former Automotive Body Panels operating segment, on a historical basis, through May 9, 2011. On May 9, 2011, we closed an agreement to combine certain assets of The Gerstenslager Company (“Gerstenslager”) and International Tooling Solutions, LLC in a new joint venture, ArtiFlex Manufacturing, LLC (“ArtiFlex”). In exchange for the contributed net assets, we received a 50% noncontrolling ownership interest in the new joint venture in addition to certain cash and other consideration.

We hold equity positions in 12 joint ventures, which are further discussed in the Joint Ventures section herein. The PSI Energy Solutions, LLC, Spartan, and WNCL joint ventures are consolidated with their operating results reported within the Other, Steel Processing and Pressure Cylinders reportable business segments, respectively.

During fiscal 2012, the Steel Processing, Pressure Cylinders and Engineered Cabs operating segments served approximately 1,100, 4,100 and 100 customers, respectively, located primarily in the United States. Foreign operations accounted for approximately 8% of consolidated net sales during fiscal 2012 and were comprised primarily of sales to customers in Europe. No single customer accounted for over 10% of consolidated net sales during fiscal 2012.

Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Segment Data” of this Annual Report on Form 10-K for a full description of our reportable business segments.

Recent Developments

On March 22, 2012, we acquired a 75% ownership interest in PSI Energy Solutions, LLC (“PSI”). PSI is a professional services firm that develops cost-effective energy solutions for public and private entities throughout North America. The acquired net assets became part of our Global Group operating segment upon closing and will be reported in the “Other” category for segment reporting purposes.

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, propylene and MAAP® cylinders and related hand torch kits. The recall was a precautionary step and involved a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. We are unaware of any incidence of fire or injury caused by this situation. For additional information regarding the recall, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities and Commitments” of this Annual Report on Form 10-K.

On December 29, 2011, we acquired the outstanding economic interests of Angus Industries, Inc. (“Angus”). Angus designs and manufactures high-quality, custom-engineered open and closed cabs and operator stations for a wide range of heavy mobile equipment. In connection with this acquisition, we established a new operating segment, Engineered Cabs, which is comprised of the operations of Angus and is considered a separate reportable segment.

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

On September 30, 2011, we completed the acquisition of Poland-based STAKO sp.Z o.o. (“STAKO”). STAKO manufactures liquefied natural gas, propane and butane fuel tanks for use in passenger cars, buses and trucks. The acquired business became part of our Pressure Cylinders operating segment upon closing of this transaction.

On July 1, 2011, we purchased substantially all of the net assets (excluding accounts receivable) of the BernzOmatic business (“Bernz”) of Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc. Bernz is a leading manufacturer of hand held torches and accessories. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of the transaction.

Transformation Plan

In our fiscal year ended May 31, 2008 (“fiscal 2008”), we initiated a transformation plan (the “Transformation Plan”) with the overall goal of improving our sustainable earnings potential, asset utilization and operational performance. To accomplish this, the Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales, operations, and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases.

We completed the transformation phases in each of the core facilities within our Steel Processing operating segment in fiscal 2011, and substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich in March 2011. During fiscal 2012, we initiated the diagnostics phase in our Pressure Cylinders operating segment.

When this process began, we retained a consulting firm to assist in the development and implementation of the Transformation Plan. As the Transformation Plan progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan. Although the consulting firm was again engaged as we rolled out the Transformation Plan in our Pressure Cylinders operating segment, most of the work is now being done by our internal teams. These internal teams are now an integral part of our business and constitute what we refer to as the Centers of Excellence (“COE”). The COE will continue to monitor the performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The majority of the expenses related to the COE will be included in selling, general and administrative expense going forward, except where they relate to a first time diagnostics phase of the Transformation Plan.

As of May 31, 2012, we have recognized approximately $73.9 million of total restructuring charges associated with the Transformation Plan, including charges of $6.0 million, $2.6 million, $4.2 million, $43.0 million and $18.1 million during fiscal 2012, fiscal 2011, fiscal 2010, fiscal 2009 and fiscal 2008, respectively. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense” of this Annual Report on Form 10-K for further information regarding our restructuring activities. That information is incorporated herein by reference.

Steel Processing

Our Steel Processing operating segment consists of the Worthington Steel business unit, which includes PSM and our consolidated joint venture, Spartan. For fiscal 2012, fiscal 2011 and fiscal 2010, the percentage of consolidated net sales generated by our Steel Processing operating segment was approximately 62%, 58%, and 51%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

Our Steel Processing operating segment serves approximately 1,100 customers, principally in the agricultural, appliance, automotive, construction, hardware, furniture, HVAC, lawn and garden, leisure and recreation, office equipment and tubing markets. Automotive-related customers have historically represented approximately half of this operating segment’s net sales. No single customer represented greater than 10% of net sales for the Steel Processing operating segment during fiscal 2012.

Worthington Steel buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel to specific widths;

•	cold reducing, which achieves close tolerances of thickness;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dip process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	cutting-to-length, which cuts flattened steel to exact lengths;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances for steel;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	non-metallic coating, including dry lubrication, acrylic and paint coating; and

•	configured blanking, which stamps steel into specific shapes.

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

Pressure Cylinders

Our Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and our consolidated joint venture, WNCL. For fiscal 2012, fiscal 2011 and fiscal 2010, the percentage of consolidated net sales generated by our Pressure Cylinders operating segment was approximately 30%, 24% and 24%, respectively.

Our Pressure Cylinders operating segment manufactures and sells filled and unfilled pressure cylinders and various accessories for diversified end-use market applications. The following is a detailed discussion of these markets:

•

Retail: These products include liquefied petroleum gas (“LPG”) cylinders for barbecue grills and camping equipment, propane accessories, hand held torches and accessories including fuel cylinders, and Balloon Time® helium balloon kits. These products are sold primarily to mass merchandisers, cylinder exchangers and distributors. Revenues to these markets totaled $335.7 million and $212.5 million in fiscal 2012 and fiscal 2011, respectively.

•

Alternative fuels: The sector includes Type I, II, and III cylinders for containment of compressed natural gas and hydrogen for automobiles, buses, and light-duty trucks, as well as propane/autogas cylinders for automobiles. Revenues to these markets totaled $54.2 million and $23.1 million in fiscal 2012 and fiscal 2011, respectively.

•

Industrial and Other: This market sector includes industrial, refrigerant, and certain LPG cylinders, as well as other specialty products. Cylinders in these markets are generally sold to gas producers and distributors. Industrial cylinders hold fuel for uses such as cutting, welding, breathing (medical, diving and firefighting), semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Specialty products include air reservoirs for truck and truck trailers, which are sold to original equipment manufacturers, and a variety of fire suppression and chemical tanks. Revenues to these markets totaled $380.2 million and $356.3 million in fiscal 2012 and fiscal 2011, respectively.

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment serves approximately 4,100 customers. No single customer represented greater than 10% of net sales for the Pressure Cylinders operating segment during fiscal 2012.

The Pressure Cylinders operating segment produces low-pressure steel cylinders in a wide range of refrigerant capacities, and steel and aluminum cylinders in a wide range of LPG capacities. Low-pressure cylinders are produced by precision stamping, drawing, welding and/or brazing component parts to customer specifications. They are then tested, painted and packaged, as required. High-pressure cylinders are manufactured by several processes, including deep drawing, tube spinning, and billet piercing for steel cylinders. High-pressure, composite-wrapped aluminum cylinders are deep drawn or tube spun.

In the United States and Canada, high-pressure and low-pressure cylinders are primarily manufactured in accordance with United States Department of Transportation and Transport Canada specifications. Outside the United States and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards.

In the United States and Canada, Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market, one principal domestic competitor in the low-pressure LPG cylinder market and three principal domestic competitors in the high-pressure cylinder market. There are also several foreign competitors in these markets. We believe that Worthington Cylinders has the largest domestic market share in both of its LPG gas low-pressure cylinder markets. In the European high-pressure cylinder market, there are also several competitors. We believe that Worthington Cylinders is a leading producer in both the high-pressure cylinder and low-pressure non-refillable cylinder markets in Europe. Worthington Cylinders generally has a strong competitive position for its retail and specialty products, but competition varies on a product-by-product basis. As with our other operating segments, competition is based upon price, service and quality.

The Pressure Cylinders operating segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits; the registered trademark “Bernzomatic®” to market certain fuel cylinders and hand held torches; the trademark “WORTHINGTONTM” to market certain LPG cylinders, hand torches and camping fuel cylinders; the registered trademarks “MAP-PRO®” and “Pro-Max®” to market certain hand torch cylinders; and the registered trademark SCI® to market certain cylinders for transportation of compressed gases for inflation of flotation bags and escape slides, Self-Contained Breathing Apparatus (“SCBA”) for firefighting and cylinders to contain compressed natural gas. The Pressure Cylinders operating segment intends to continue to use and renew these registered trademarks.

In connection with the acquisition of the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman Cylinders”), we executed a trademark license agreement whereby we are required to make minimum annual royalty payments of $2,000,000 in exchange for the exclusive right to use certain Coleman trademarks within the United States and Canada in connection with our operation of the acquired business.

As noted in the Recent Developments section above, on September 30, 2011, we acquired STAKO, a leading European producer of automotive LPG cylinders with two locations in Poland. On December 1, 2011, we acquired Coleman Cylinders. Both of those businesses became part of the Pressure Cylinders operating segment upon their acquisition dates during fiscal 2012.

Engineered Cabs

The Engineered Cabs operating segment consists of the Angus Industries business unit, which was acquired on December 29, 2011, and includes the Angus-Palm, Angus Engineering and ACT® brands. Angus is headquartered in Watertown, South Dakota and has additional operations in Iowa, South Carolina and Tennessee. In fiscal 2012, approximately 4% of consolidated net sales were generated by our Engineered Cabs operating segment. On an annualized basis, Engineered Cabs would have represented approximately 10% of net sales.

Angus is North America’s leading non-captive designer and manufacturer of high-quality, custom-engineered operator cabs, operator stations and custom fabrications of mobile equipment used primarily in the agricultural, construction, mining and various other industries. Angus cabs are used in products ranging from small utility equipment to the largest earthmovers.

Angus produces products for over 150 different equipment platforms for approximately 100 customers, although six customers have historically represented approximately 75% of this operating segment’s net sales.

In addition to its cab products, Angus has the capability to provide a full suite of complementary products such as machine structural components, painted weldments, engine doors, boom components and complete frames, as well as a complete range of vacuum-formed plastic/acoustical trim components and assemblies under the ACT brand. Angus has the manufacturing capability for:

•	Steel laser cutting;

•	Steel bending and forming;

•	Roll-form tube curving and bending;

•	Machining;

•	Welding – robotic and manual;

•	Automated steel product cleaning and E-coating;

•	Top coat painting; and

•	Assembly.

Key supplies include steel sheet and plate, steel tubing, hardware, controls, wiper systems, glazing materials (glass, polycarbonate), perishables (paint, urethane, caulk), electrical materials, HVAC systems and aesthetic materials (acoustical trim, plastics, foam) which are available from a variety of sources.

Other

The Other category consists of operating segments that do not meet the applicable aggregation criteria and materiality tests for purposes of separate disclosure, and other corporate related entities. Through May 9, 2011, these operating segments included Automotive Body Panels, Steel Packaging and the Global Group. On May 9, 2011, in connection with the contribution of our automotive body panels subsidiary, Gerstenslager, to ArtiFlex Manufacturing, LLC (“ArtiFlex”) and the resulting deconsolidation of the contributed net assets, we ceased to maintain a separate Automotive Body Panels operating segment. Accordingly, subsequent to May 9, 2011, the operating segments comprising the Other category have consisted of Steel Packaging and the Global Group. Each of these operating segments is explained in more detail below.

Steel Packaging.    The Steel Packaging operating segment consists of Worthington Steelpac Systems, an ISO-9001: 2000 certified manufacturer of engineered, recyclable steel packaging solutions for external and internal movement of product. Steel Packaging operates three facilities, with one facility in each of Indiana, Ohio and Pennsylvania. Steel Packaging designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for industries such as automotive, lawn and garden and recreational vehicles.

Global Group.    The purpose of the Global Group operating segment is to identify and develop potential growth platforms by applying our core competencies in metals manufacturing and construction methods. The Global Group operates a business platform that includes high density mid-rise residential construction in emerging and developed international markets and includes the Mid-Rise Construction, Military Construction and Commercial Stairs business units as well as the recently-formed Global Development Group and Worthington Energy Group business units. The Worthington Energy Group business unit includes our recently-acquired and 75%-owned joint venture, PSI, a services firm that develops cost-effective energy solutions for public and private entities throughout North America. Other operating activities of the Global Group include the design, supply and building/construction of mid-rise light gauge steel framed commercial structures and multi-family housing units; and the supply and construction of metal framing products for, and used in the framing of, single and multi-family housing, with a focus on domestic military bases. During the fourth quarter of fiscal 2012, we formalized plans to close the Commercial Stairs business unit.

Segment Financial Data

Financial information for the reportable business segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Segment Data” of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

Financial Information About Geographic Areas

In fiscal 2012, our foreign operations represented 8% of consolidated net sales, 4% of pre-tax earnings attributable to controlling interest and 30% of consolidated net assets. During fiscal 2012, fiscal 2011 and fiscal 2010, we had operations in Austria, Canada, China, the Czech Republic, India (beginning in fiscal 2011), Mexico, Poland (beginning in fiscal 2012), Portugal and the United States. Summary information about our foreign operations, including net sales and fixed assets by geographic region, is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” and “Note M – Segment Data” of this Annual Report on Form 10-K. That information is incorporated herein by reference.

Suppliers

The primary raw material purchased by Worthington is steel. We purchase steel from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. In fiscal 2012, we purchased approximately 1.9 million tons of steel (80% hot-rolled, 5% galvanized and 15% cold-rolled) on a consolidated basis. Steel is purchased in large quantities at regular intervals from major primary producers, both domestic and foreign. In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders. The Pressure Cylinders operating segment purchases steel to meet production schedules. For certain raw materials, there are more limited suppliers — for example, helium and zinc, which are generally purchased at market prices. Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2012, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Corporation; ArcelorMittal; Essar Steel Algoma Inc.; Gallatin Steel Company; NLMK USA; North Star BlueScope Steel LLC; Nucor Corporation; RG Steel, LLC; Severstal North America, Inc.; Steel Dynamics, Inc. and United States Steel Corporation (“U.S. Steel”). Alcoa, Inc. was the primary aluminum supplier for the Pressure Cylinders operating segment in fiscal 2012. Major suppliers of zinc to the Steel Processing operating segment were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Teck Cominco Limited; U.S. Zinc; and Xstrata Zinc Canada. Approximately 33.0 million pounds of zinc were purchased in fiscal 2012. We believe our supplier relationships are good.

Technical Services

We employ a staff of engineers and other technical personnel and maintain fully equipped laboratories to support operations. These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat-rolled steel required for customer needs. Additionally, technical service personnel design and engineer metal framing structures and provide sealed shop drawings to the building construction markets. Engineers at Angus design cabs and cab manufacturing processes. To provide these services, we maintain a continuing program of developmental engineering with respect to product characteristics and performance under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the United States Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO) and customer requirements. An IASI (International Accreditations Service, Incorporated) accredited product-testing laboratory supports these design efforts.

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

Employees

As of May 31, 2012, we had approximately 10,500 employees, including those employed by our unconsolidated joint ventures. Approximately 6% of these employees are represented by collective bargaining units. Worthington believes it has good relationships with its employees in general, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, we participate in three consolidated and nine unconsolidated joint ventures.

Consolidated

•

PSI is a 75%-owned consolidated joint venture with a subsidiary of Professional Supply, Inc. (20%) and Stonehenge Structured Finance Partners, LLC (5%) (together referred to as “PSI Partners”), located in Fremont, Ohio. PSI is a professional services company that develops cost-effective energy solutions for entities in North America. PSI designs solutions to minimize energy consumption, manages the energy solution installation, monitors and verifies energy usage, guarantees future energy savings and shares in these savings. Additionally, PSI utilizes certain patented products to further enhance energy savings. PSI’s financial results are reported within the Other category for reporting purposes. The equity owned by the PSI Partners is shown as non-controlling interest on our consolidated balance sheets and the PSI Partners’ portion of net earnings is included as net earnings attributable to non-controlling interest in our consolidated statements of earnings.

•

Spartan is a 52%-owned consolidated joint venture with a subsidiary of Severstal North America, Inc. (“Severstal”), located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. Spartan’s financial results are fully consolidated within our Steel Processing reportable business segment. The equity owned by Severstal is shown as non-controlling interest on our consolidated balance sheets and Severstal’s portion of net earnings is included as net earnings attributable to non-controlling interest in our consolidated statements of earnings.

•

WNCL is a 60%-owned consolidated joint venture with India-based Nitin Cylinders Limited (“Nitin”). WNCL manufactures high-pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles, and produces cylinders for compressed industrial gases. WNCL’s financial results are fully consolidated within our Pressure Cylinders reportable business segment. The equity owned by Nitin is shown as non-controlling interest on our consolidated balance sheets and Nitin’s portion of net earnings is included as net earnings attributable to non-controlling interest in our consolidated statements of earnings.

Unconsolidated

•

ArtiFlex, a 50%-owned joint venture with International Tooling Solutions, LLC, provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. ArtiFlex operates five owned and two leased manufacturing facilities. These facilities are located in Kentucky, Michigan (3) and Ohio (3).

•

ClarkDietrich, a 25%-owned joint venture with ClarkWestern Building Systems, LLC, is the industry leader in the manufacture and supply of light gauge steel framing products in the United States. ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, shaft wall studs and track, and vinyl products used primarily in residential and commercial construction. This joint venture operates 14 manufacturing facilities, one each in Connecticut, Georgia, Hawaii, Illinois, Kansas, and Maryland and two each in California, Ohio, Florida and Texas.

•

Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) is a 50%-owned joint venture with Gestamp Wind Steel U.S., Inc., that was formed with a focus on producing towers for wind turbines being constructed in the North American market. The Gestamp JV announced plans to construct its initial production facility in Cheyenne, Wyoming; however, due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit, construction of this facility has been placed on hold.

•

Samuel Steel Pickling Company (“Samuel”), a 31.25%-owned joint venture with Samuel Manu-Tech Pickling, operates one steel pickling facility in Twinsburg, Ohio, and another in Cleveland, Ohio. Samuel also performs in-line slitting, side trimming, pickle dry, under winding and the application of dry lube coatings during the pickling process.

•

Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three facilities in Mexico, one each in Leon, Queretaro and Monterrey. Serviacero Worthington provides steel processing services such as slitting, multi-blanking and cutting-to-length to customers in a variety of industries including automotive, appliance, electronics and heavy equipment. Serviacero Worthington plans to commission its new pickle line in Monterrey during the late summer of calendar 2012.

•

TWB Company, L.L.C. (“TWB”), a 45%-owned joint venture with ThyssenKrupp Steel North America, Inc., is a leading North American supplier of tailor welded blanks and other laser-welded products. TWB produces laser-welded products for use in the automotive industry for products such as inner-door panels, body sides, rails and pillars. TWB operates facilities in Monroe, Michigan; and Prattville, Alabama; as well as in Puebla, Ramos Arizpe (Saltillo) and Hermosillo, Mexico.

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of Armstrong World Industries, Inc., is one of the three largest global manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets. It competes with the two other global manufacturers and numerous smaller manufacturers. WAVE operates eight facilities in six countries: Aberdeen, Maryland; Benton Harbor, Michigan; and North Las Vegas, Nevada, within the United States; Shanghai, the Peoples Republic of China; Team Valley, United Kingdom; Prouvy, France; Marval, Pune, India; and Madrid, Spain.

•

Worthington Modern Steel Framing Manufacturing Co., Ltd., a 40%-owned joint venture with China-based Hubei Modern Urban Construction & Development Group Co. Ltd., designs, manufactures, assembles and distributes steel framing materials for construction projects in five Central Chinese provinces and also provides related project management and building design and construction supply services. This joint venture operates one facility located in Xiantao City, Hubei Province, China.

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

Environmental Regulation

Our manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state, local and foreign laws and regulations relating to the protection of the environment. We continually examine ways to reduce emissions and waste and to decrease costs related to environmental compliance. The cost of compliance or capital expenditures for environmental control facilities required to meet environmental requirements are not anticipated to be material when compared with overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations, cash flows, or the competitive position of Worthington or any particular segment.

Item 1A. — Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “PART II—Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K. These risks are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

Economic or Industry Downturns

The global recession that began in 2008 adversely affected and may continue to adversely affect our business and our industries, as well as the industries and businesses of many of our customers and suppliers.    The volatile domestic and global recessionary climate had significant negative impacts on our business. The global recession, and the sluggish pace of the recovery from the global recession, resulted in a significant decrease in customer demand throughout nearly all of our markets, including our largest market — automotive.

The impacts of the slow and uneven recovery in customer demand in many of our markets and government measures to aid economic recovery, including various measures intended to provide stimulus to the economy in general or to certain industries, as well as the growing debt levels of the United States and other countries, especially in Europe, continue to be unknown. Overall, operating levels across many of our businesses may remain at lower levels until economic conditions improve and demand increases. While certain sectors of the economy have stabilized and recovered from the economic downturn, we are unable to predict the strength, pace or sustainability of the economic recovery or the effects of government intervention or debt levels. Overall general economic conditions, both domestically and globally, have improved from the lows reached during the recession. The automotive market has shown signs of strengthening, and the construction market has shown signs of stabilizing. However, global economic conditions, particularly in Europe, remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

The automotive and construction industries account for a significant portion of our net sales, and reduced demand from these industries have adversely impacted and may continue to adversely affect our business.    The overall downturn in the economy, the disruption in capital and credit markets, declining real estate values, high unemployment rates, and reduced consumer confidence and spending caused significant reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. The domestic auto industry has improved from its lows in recent years, but it continues to experience a difficult operating environment, which has resulted in and may continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. The construction industry has shown signs of stabilizing from further erosion. Many automotive manufacturers and their suppliers have reduced production levels and eliminated manufacturing capacity, through the closure of facilities, reduction in operations and other cost reduction actions. However, both the automotive and construction markets remain depressed compared to historical norms, and we cannot predict the strength, pace or sustainability of recovery in these markets. The difficulties faced by the automotive and construction industries have adversely affected and may continue to adversely affect our business. If demand for the products we sell to the automotive or construction markets were to be further reduced, this could negatively affect our sales, financial results and cash flows.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our business.    Many of our customers have experienced and continue to experience challenging financial conditions. General Motors and Chrysler are recovering from bankruptcy proceedings, although both companies implemented plans which significantly reduced their production capacity and dealership networks. Certain other customers also filed bankruptcy petitions. These and other customers may be in need of additional capital or credit to continue operations. The bankruptcies and financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, including additional plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may delay or default on their payment obligations to us, particularly customers in hard hit industries such as automotive and construction. The relative weakness of the economy continues the risk that some of our customers have further financial difficulties. Economic conditions remain fragile, and the possibility remains that markets may not recover, or could further deteriorate. Should the economy or any of our markets not improve, the risk of bankruptcy filings by our customers may increase. Such bankruptcy filings may result not only in a reduction in our sales, but also in a loss associated with our potential inability to collect outstanding accounts receivable from the affected customers. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

Volatility in the United States and worldwide capital and credit markets has significantly impacted and may continue to significantly impact our end markets and has resulted and may continue to result in negative impacts on demand, increased credit and collection risks and other adverse effects on our business.    The domestic and worldwide capital and credit markets, especially those in Europe, have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors have caused diminished availability of credit and other capital in our end markets, including automotive and construction, and for participants in, and the customers of, those markets.

There is continued uncertainty particularly in Europe as to the sustainability of the recovery of the capital and credit markets. Further volatility in the United States or worldwide capital and credit markets may significantly impact our key end markets and result in further reductions in sales volumes, increased credit and collection risks and other adverse effects on our business.

Raw Material Pricing and Availability

The costs of manufacturing our products and our ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.    If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum, zinc or helium, is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events, those factors listed in the immediately following paragraph or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and this consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Our future operating results may be affected by fluctuations in raw material prices, and we may be unable to pass on any increases in raw material costs to our customers.    Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors described in the immediately preceding paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current market pricing.

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

Suppliers and Customers

The loss of significant volume from our key customers could adversely affect us.    In fiscal 2012, our largest customer accounted for approximately 5% of our consolidated net sales, and our ten largest customers accounted for approximately 24% of our consolidated net sales. A significant loss of, or decrease in, business from any of our key customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. In addition, certain of our top customers may be able to exert pricing and other influences on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time.

Many of our key industries, such as construction and automotive, are cyclical in nature.    Many of our key industries, such as automotive and construction, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general United States or worldwide economy and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our business.

Significant sales reductions for any of the Detroit Three automakers could have a negative impact on our business.    Approximately half of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and Chrysler (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers could negatively impact our business. In addition, in 2011, automobile producers began taking steps toward complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automakers work to produce vehicles that comply with these new standards, they may reduce the amount of steel used in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America.

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

The loss of key supplier relationships could adversely affect us.    Over the years, our various manufacturing operations have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedule, which could have a material adverse affect on our results of operations.

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

Depending on a variety of factors, including raw material, energy, labor and capital costs, government control of currency exchange rates and government subsidies of foreign steel producers, our business may be materially adversely affected by competitive forces. The economic recession has also resulted in significant open capacity, which could attract increased competitive presence. Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations.    We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches and defects in design. We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access through the Internet to our information systems. However, a system failure could negatively impact our operations and financial results. In addition, cyber attacks could threaten the integrity of our trade secrets and sensitive intellectual property.

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

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Canada, the Czech Republic, Poland and Portugal and joint venture facilities in China, France, India, Mexico, Spain and the United Kingdom, and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions, especially within Europe; inflation and fluctuations in interest rates; currency rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, the global recession and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors have resulted in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the Economic or Industry Downturns risk factor herein for additional information concerning the impact of the global recession and the volatility of capital and credit markets on our business.

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

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.    Many of our operations are capital intensive. For the five-year period ended May 31, 2012, our total capital expenditures, including acquisitions and investment activity, were approximately $637.3 million. Additionally, at May 31, 2012, we were obligated to make aggregate lease payments of $27.5 million under operating lease agreements. Our business also requires expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing business. However, given the current challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Litigation

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our results of operations and liquidity in a particular period.    Our results of operations or liquidity in a particular period could be affected by an adverse ruling in any legal proceedings or investigations which may be pending against us or filed against us in the future. We are also subject to a variety of legal compliance risks, including, without limitation, potential claims relating to product liability, health and safety, environmental matters, intellectual property rights, taxes and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trading practices. While we believe that we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. A future adverse ruling or settlement or an unfavorable change in laws, rules or regulations could have a material adverse effect on our results of operations or liquidity in a particular period. For additional information regarding our pending legal proceedings and contingencies, refer to “Part I—Item 3.—Legal Proceedings” within this Annual Report on Form 10-K and “Note E – Contingent Liabilities and Commitments” to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Key Employees

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

Difficult Financial Markets

Should we be required to raise capital in the future, we could face higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise capital.    Although we currently have significant borrowing availability under our existing credit facilities, should those facilities become unavailable due to covenant or other defaults, or should we otherwise be required to raise capital outside our existing facilities, given the current uncertainty and volatility in the U.S. and global credit and capital markets, our ability to access capital and the terms under which we do so may be negatively impacted. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, could have a negative impact on our financial condition.

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

Impairment Charges

Continued or enhanced weakness or instability in the economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth.    We review the carrying value of our long-lived assets, excluding purchased goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized in our consolidated statements of earnings. For long-lived assets other than goodwill, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds fair value. Goodwill and intangible assets with indefinite lives are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statements of earnings. Economic conditions remain fragile, particularly in Europe and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain of our business segments are adversely affected by the challenging and volatile economic and financial conditions, we may be required to record additional impairments, which would negatively impact our results of operations.

Item 1B. — Unresolved Staff Comments

None.

Item 2. — Properties.

General

Our principal corporate offices are located in an office building in Columbus, Ohio, containing approximately 117,700 square feet. This building also houses the principal corporate offices of the Steel Processing, Pressure Cylinders and Global Group operating segments. We reached an agreement to purchase this office building subsequent to year-end. We also own three facilities used for administrative and medical purposes in Columbus, Ohio, containing an aggregate of approximately 166,000 square feet. As of May 31, 2012, we owned or leased a total of approximately 8,000,000 square feet of space for our operations, of which approximately 7,000,000 square feet (7,600,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to 10 years. For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note Q – Operating Leases” of this Annual Report on Form 10-K. We believe the distribution and office facilities provide adequate space for our operations and are well maintained and suitable.

Excluding joint ventures, we operate 35 manufacturing facilities and 12 warehouses. These manufacturing facilities are well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

Our Steel Processing operating segment operates 10 manufacturing facilities, 9 of which are wholly-owned, containing a total of approximately 2,500,000 square feet, and one that is leased, containing approximately 150,000 square feet. These facilities are located in Alabama, California, Indiana, Maryland, Michigan, and Ohio (5). This operating segment also owns one warehouse in Ohio, containing approximately 110,000 square feet, one warehouse in Michigan, containing approximately 100,000 square feet, and one warehouse in California, containing approximately 60,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

Our Pressure Cylinders operating segment operates 15 manufacturing facilities, 13 of which are wholly-owned, containing a total of approximately 1,800,000 square feet, and two that are leased, containing approximately 350,000 square feet. These facilities are located in California, Kansas, Mississippi, North Carolina, New York, Ohio (3), Wisconsin, Austria, Canada, the Czech Republic, Poland (2) and Portugal. This operating segment also operates three owned warehouses, one in Austria, one in the Czech Republic and one in Poland, containing a total of approximately 200,000 square feet, and three leased warehouses, two in Ohio and one in Canada, containing a total of approximately 130,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Engineered Cabs

Our Engineered Cabs operating segment operates four owned manufacturing facilities containing a total of approximately 600,000 square feet. These facilities are located in Iowa, South Carolina, South Dakota, and Tennessee. This operating segment also operates one owned warehouse in Tennessee and one leased warehouse in Iowa containing a total of approximately 20,000 square feet. This operating segment’s corporate offices are located in Watertown, South Dakota.

Other

Steel Packaging operates three facilities, one each in Indiana, Ohio and Pennsylvania. The manufacturing facilities in Indiana and Pennsylvania are leased and contain a total of approximately 290,000 square feet; and the facility located in Ohio is owned and contains approximately 21,000 square feet. Global Group operating segment, which includes Mid-Rise Construction, Military Construction and Commercial Stairs business units, operate manufacturing facilities in Ohio (2) and Tennessee containing approximately 220,000 square feet and lease approximately 18,300 square feet for administrative offices in Hawaii and Ohio. Additionally, we retained Gerstenslager’s manufacturing facility in Wooster, Ohio, which is subject to a lease agreement with ArtiFlex and contains approximately 900,000 square feet.

Joint Ventures

The Spartan consolidated joint venture owns and operates one manufacturing facility in Michigan, the PSI Energy Solutions joint venture operates one manufacturing facility in Fremont, Ohio, and the WNCL consolidated joint venture owns and operates a manufacturing facility in India. The unconsolidated joint ventures operate a total of 41 manufacturing facilities, located in Alabama, California (2), Connecticut, Florida (2), Georgia, Hawaii, Illinois, Kansas, Kentucky, Maryland (2), Michigan (7), Nevada, Ohio (6), and Texas (2) domestically, and in China (2), France, India, Mexico (6), Spain and the United Kingdom, internationally.

Item 3. — Legal Proceedings

The Company is involved in various judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. The Company does not believe that any such proceedings (including matters related to contracts, torts, taxes, warranties and insurance) will have a material adverse effect on its business, financial position, results of operation or cash flows.

Notwithstanding the statement above, refer to “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note E – Contingent Liabilities and Commitments” within this Annual Report on Form 10-K for additional information regarding certain litigation which remained pending during fiscal 2012.

Item 4. — Mine Safety Disclosures

Not Applicable

Supplemental Item — Executive Officers of the Registrant

Effective August 1, 2012, George P. Stoe will be retiring from his position as President and Chief Operating Officer of Worthington Industries and will continue serving the Company as Director of International Business Development and Non-Executive Chairman of Angus–Palm. Mark A. Russell, currently President of The Worthington Steel Company, will succeed Mr. Stoe as President and Chief Operating Officer of Worthington Industries effective August 1, 2012; and Geoffrey G. Gilmore, currently Vice President-Purchasing of Worthington Industries, will succeed Mr. Russell as President of The Worthington Steel Company effective August 1, 2012.

The following table lists the names, positions held and ages of the individuals serving as executive officers of the Registrant as of July 30, 2012 and those individuals who will become executive officers effective August 1, 2012.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	58	Chairman of the Board and Chief Executive Officer; a Director	1996
George P. Stoe	66	President and Chief Operating Officer	2008
B. Andrew Rose	42	Vice President and Chief Financial Officer	2008
Mark A. Russell	49	President, The Worthington Steel Company	2007
Dale T. Brinkman	59	Vice President-Administration, General Counsel and Secretary	2000
Terry M. Dyer	45	Vice President-Human Resources	2012
Andrew J. Billman	44	President, Worthington Cylinder Corporation	2011
Geoffrey G. Gilmore	40	Vice President-Purchasing	2011
Matthew A. Lockard	43	Vice President-Corporate Development and Treasurer	2009
Catherine M. Lyttle	53	Vice President-Communications and Investor Relations	2009
Eric M. Smolenski	42	Chief Information Officer	2012
Richard G. Welch	54	Controller	2000
Virgil L. Winland	64	Senior Vice President-Manufacturing	2001

John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993, as a director of Worthington Industries continuously since 1990, and as Chairman of the Board of Worthington Industries since September 1996. Mr. McConnell serves as the Chair of the Executive Committee of Worthington Industries’ Board of Directors. He served in various positions with the Company from 1975 to June 1993.

George P. Stoe has served as President and Chief Operating Officer of Worthington Industries since October 2008 and will continue to serve in these positions until July 31, 2012. Effective August 1, 2012, Mr. Stoe will retire as President and Chief Operating Officer of Worthington Industries and will become the Company’s Director of International Business Development and Non-Executive Chairman of Angus–Palm. Mr. Stoe served as Executive Vice President and Chief Operating Officer of Worthington Industries from December 2005 to October 2008. He previously served as President of Worthington Cylinder Corporation from January 2003 to December 2005.

Mark A. Russell was appointed to the position of President and Chief Operating Officer of Worthington Industries effective August 1, 2012. Mr. Russell has served as President of The Worthington Steel Company since February 2007. From August 2004 through February 2007, Mr. Russell was a partner in Russell & Associates, an acquisition group formed to acquire aluminum products companies.

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

Terry M. Dyer has served as Vice President-Human Resources of Worthington Industries since June 4, 2012. From October 2009 to June 2012, he served as the Vice President-Human Resources for our WAVE joint venture in Malvern, Pennsylvania. Mr. Dyer served as Senior Human Resources Generalist for Armstrong World Industries, Inc. (“Armstrong”) from November 2004 to October 2009. Armstrong is a global leader in the design and manufacture of floors, ceilings and cabinets.

Andrew J. Billman has served as President of Worthington Cylinder Corporation since August 2011. From February 2010 to August 2011, he served as Vice President-Purchasing for Worthington Industries. He served in various other positions with the Company from 1991 to February 2010.

Geoffrey G. Gilmore was appointed to the position of President of The Worthington Steel Company effective August 1, 2012. Since July 2011, he has served as Vice President-Purchasing for Worthington Industries responsible for all purchasing efforts across the Company including steel, commodity and OEM purchasing, logistics and outside processing. From March 2010 to July 2011, he served as General Manager of The Worthington Steel Company’s Delta, Ohio facility, responsible for overseeing its manufacturing and sales operations; and from June 2006 to March 2010, he served as Director of automotive sales for The Worthington Steel Company. Mr. Gilmore served in various other positions with the Company from 1998 to June 2006.

Matthew A. Lockard has served as Treasurer of Worthington Industries since February 2009 and as Vice President-Corporate Development of Worthington Industries since July 2005. From April 2001 to July 2005, Mr. Lockard served as Vice President-Global Business Development for Worthington Cylinder Corporation. Mr. Lockard served in various other positions with the Company from January 1994 to April 2001.

Cathy M. Lyttle has served as Vice President of Communications and Investor Relations since April 2009. Ms. Lyttle has served as Vice President of Communications since January 1999. She served as Vice President of Marketing for the Columbus Chamber of Commerce from 1987 to September 1997 and as Vice President of JMAC Hockey from 1997 to 1999.

Eric M. Smolenski was appointed to the position of Chief Information Officer of Worthington Industries effective June, 2012. Mr. Smolenski served as Vice President-Human Resources of Worthington Industries from December 2005 through June 2012. From January 2001 to December 2005, Mr. Smolenski served as the Director of Corporate Human Resources Services of Worthington Industries, and he served in various other positions with the Company from January 1994 to January 2001.

Richard G. Welch has served as the Corporate Controller of Worthington Industries since March 2000 and prior thereto, he served as Assistant Controller of Worthington Industries from August 1999 to March 2000. He served as Principal Financial Officer of Worthington Industries on an interim basis from September 2008 to December 2008.

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001. He served in various other positions with the Company from 1971 to January 2001, including President of Worthington Cylinder Corporation from June 1998 through January 2001.

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

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of July 25, 2012, Worthington Industries had 6,668 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2011 and fiscal 2012, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2011 and fiscal 2012.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2011 Quarter Ended
August 31, 2010	$12.05	$15.36	$14.22	$0.10
November 30, 2010	$14.63	$16.59	$16.02	$0.10
February 28, 2011	$16.44	$20.00	$19.36	$0.10
May 31, 2011	$18.30	$21.83	$21.83	$0.10

Fiscal 2012 Quarter Ended
August 31, 2011	$14.98	$23.45	$16.25	$0.12
November 30, 2011	$13.21	$18.68	$17.59	$0.12
February 29, 2012	$15.58	$19.24	$16.87	$0.12
May 31, 2012	$16.25	$19.75	$16.25	$0.12

Dividends are declared at the discretion of Worthington Industries’ Board of Directors. Worthington Industries’ Board of Directors declared quarterly dividends of $0.10 per common share in fiscal 2011 and of $0.12 per common share in fiscal 2012. On June 27, 2012, the Board of Directors declared a quarterly dividend of $0.13 per common share. This dividend is payable on September 28, 2012, to shareholders of record as of September 14, 2012.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2007, in Worthington Industries’ common shares and each index.

*	$100 invested on 5/31/07 in common shares or index. Assumes reinvestment of dividends when received. Fiscal year ended May 31.

	05/07	05/08	05/09	05/10	05/11	05/12
Worthington Industries, Inc.	$100.00	$97.78	$72.41	$78.38	$119.14	$91.06
S&P Midcap 400 Index	$100.00	$97.50	$64.84	$87.22	$115.97	$108.90
S&P 1500 Steel Composite Index	$100.00	$123.73	$49.38	$61.93	$73.29	$48.51

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2012, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2012, the S&P 1500 Steel Composite Index included 13 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: AK Steel Holding Corporation; Allegheny Technologies Incorporated; A.M. Castle & Co.; Carpenter Technology Corporation; Cliffs Natural Resources Inc.; Commercial Metals Company; Haynes International, Inc.; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; United States Steel Corporation; and Worthington Industries.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act of 1934) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2012:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2012	-	-	-	7,236,732
April 1-30, 2012	-	-	-	7,236,732
May 1-31, 2012	1,208,900	$17.60	1,208,900	6,027,832

Total	1,208,900	$17.60	1,208,900

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 29, 2011, we announced that our Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 6,027,832 common shares were available under this repurchase authorization as of May 31, 2012.

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

Item 6. — Selected Financial Data

	Fiscal Year Ended May 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
FINANCIAL RESULTS
Net sales	$2,534,701	$2,442,624	$1,943,034	$2,631,267	$3,067,161
Cost of goods sold	2,201,833	2,086,467	1,663,104	2,456,533	2,711,414

Gross margin	332,868	356,157	279,930	174,734	355,747
Selling, general and administrative expense	225,069	235,198	218,315	210,046	231,602
Impairment of long-lived assets	355	4,386	35,409	96,943	-
Restructuring and other expense	5,984	2,653	4,243	43,041	18,111
Joint venture transactions	(150)	(10,436)	-	-	-

Operating income (loss)	101,610	124,356	21,963	(175,296)	106,034
Miscellaneous income (expense)	2,319	597	1,127	(2,329)	620
Gain on sale of investment in Aegis	-	-	-	8,331	-
Interest expense	(19,497)	(18,756)	(9,534)	(20,734)	(21,452)
Equity in net income of unconsolidated affiliates	92,825	76,333	64,601	48,589	67,459

Earnings (loss) before income taxes	177,257	182,530	78,157	(141,439)	152,661
Income tax expense (benefit)	51,904	58,496	26,650	(37,754)	38,616

Net earnings (loss)	125,353	124,034	51,507	(103,685)	114,045
Net earnings attributable to noncontrolling interest	9,758	8,968	6,266	4,529	6,968

Net earnings (loss) attributable to controlling interest	$115,595	$115,066	$45,241	$(108,214)	$107,077

Earnings (loss) per share—diluted:
Net earnings (loss) per share attributable to controlling interest	$1.65	$1.53	$0.57	$(1.37)	$1.31

Depreciation and amortization	$55,873	$61,058	$64,653	$64,073	$63,413
Capital expenditures (including acquisitions and investments)	272,349	59,891	98,275	109,491	97,343
Cash dividends declared	33,441	29,411	31,676	48,115	54,640
Per common share	$0.48	$0.40	$0.40	$0.61	$0.68
Average common shares outstanding—diluted	70,252	75,409	79,143	78,903	81,898

FINANCIAL POSITION
Total current assets	$914,239	$891,635	$782,285	$598,935	$1,104,970
Total current liabilities	658,263	525,002	379,802	372,080	664,895

Working capital	$255,976	$366,633	$402,483	$226,855	$440,075

Total property, plant and equipment, net	$443,077	$405,334	$506,163	$521,505	$549,944
Total assets	1,877,797	1,667,249	1,520,347	1,363,829	1,988,031
Total debt	533,714	383,210	250,238	239,393	380,450
Total shareholders’ equity—controlling interest	697,174	689,910	711,413	706,069	885,377
Per share	$10.27	$9.62	$8.98	$8.94	$11.16
Common shares outstanding	67,906	71,684	79,217	78,998	79,308

The acquisition of our 75% ownership interest in PSI Energy Solutions, LLC has been reflected since March 2012. The acquisition of the outstanding voting interests of Angus Industries, Inc. has been reflected since December 2011. The acquisition of the propane fuel cylinders business of The Coleman Company, Inc. has been reflected since December 2011. The acquisition of the outstanding voting interests of STAKO sp. Z o.o.

has been reflected since September 2011. The acquisition of substantially all of the net assets of the BernzOmatic business of Irwin Industrial Tool Company has been reflected since July 2011. Our Automotive Body Panels operations have been excluded from consolidated operating results since their deconsolidation in May 2011. Our Metal Framing operations have been excluded from consolidated operating results since their deconsolidation in March 2011, except for our Metal Framing operations in Canada, which have been excluded since their disposition in November 2009. The acquisition of the net assets of three MISA Metals, Inc. steel processing locations has been reflected since March 2011. The acquisition of our 60% ownership interest in Nitin Cylinders Limited has been reflected since December 2010. The acquisition of the net assets of Hy-Mark Cylinders, Inc. has been reflected since June 2010. The acquisition of the steel processing assets of Gibraltar Industries, Inc. and its subsidiaries has been reflected since February 2010. The acquisition of the membership interests of Structural Composites Industries, LLC has been reflected since September 2009. The acquisition of the net assets related to the businesses of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. has been reflected since June 2009. The acquisition of the net assets of Laser Products has been reflected since July 2008. The acquisition of the net assets of The Sharon Companies Ltd. has been reflected since June 2008.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Annual Report on Form 10-K and “Part I—Item 1A.—Risk Factors” of this Annual Report on Form 10-K.

Introduction

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinder products such as propane, refrigerant, oxygen, compressed natural gas and industrial cylinders, scuba tanks, hand torches, and helium balloon kits; custom-engineered open and closed cabs and operator stations, weldments, kits accessories and cab components for a wide range of heavy mobile equipment; framing systems and stairs for mid-rise buildings; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser-welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings. Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2012, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in four reportable business segments: Steel Processing, Pressure Cylinders, Engineered Cabs and, on an historical basis, Metal Framing. Other operating segments, which are immaterial for purposes of separate disclosure, include Steel Packaging and the Worthington Global Group (the “Global Group”). We also held equity positions in 12 joint ventures, which operated 44 manufacturing facilities worldwide, as of May 31, 2012. For additional information regarding the formation of Engineered Cabs, refer to the Recent Business Developments section below.

Overview

During fiscal 2012, we benefited from the continued strengthening of the automotive market. Additionally, recent acquisitions by the Company, as discussed in the Recent Business Developments section below, have proven complementary to our existing businesses and contributed to earnings. ClarkWestern Dietrich Building Systems LLC (“ClarkDietrich”) and ArtiFlex Manufacturing LLC (“ArtiFlex”), joint ventures formed during the fourth quarter of fiscal 2011, also performed well, as did our joint ventures in general. ClarkDietrich and ArtiFlex are discussed in more detail below:

•

On March 1, 2011, we closed an agreement with Marubeni-Itochu Steel America, Inc. (“MISA”) to combine certain assets of Dietrich Metal Framing (“Dietrich”) and ClarkWestern Building Systems Inc. in a new joint venture, ClarkDietrich. We contributed our metal framing business, excluding the Vinyl division, to ClarkDietrich, including all of the related working capital and six of the 13 facilities. In exchange for the contributed net assets, we received the assets of certain MISA Metals, Inc. steel processing locations (the “MMI acquisition”) and a 25% noncontrolling ownership interest in ClarkDietrich. We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into the new joint venture. As of August 31, 2011, all of the retained facilities had ceased operations. In a separate transaction, the Vinyl division was sold to ClarkDietrich on October 31, 2011.

•

On May 9, 2011, we closed an agreement to combine certain assets of The Gerstenslager Company (“Gerstenslager”) and International Tooling Solutions, LLC in a new joint venture, ArtiFlex. In exchange for the contributed net assets, we received a 50% noncontrolling ownership interest in the new joint venture in addition to certain cash and other consideration.

As a result of these transactions (collectively, the “Joint Venture Transactions”), the contributed net assets of Dietrich (excluding the Vinyl division) and Gerstenslager were deconsolidated effective March 1, 2011 and May 9, 2011, respectively. Accordingly, the financial results and operating performance of these businesses are reported on a historical basis through the respective dates of deconsolidation, with our portion of the net earnings of ClarkDietrich and ArtiFlex reported within the equity in net income of unconsolidated affiliates (“equity income”) line item in our consolidated statements of earnings since the dates of deconsolidation.

For additional information regarding the Joint Venture Transactions, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE A – Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Recent Business Developments

•

On March 22, 2012, we acquired a 75% ownership interest in PSI Energy Solutions, LLC (“PSI”) for cash consideration of $7.0 million. PSI is a professional services firm that develops cost-effective energy solutions for public and private entities throughout North America. The acquired net assets became part of our Global Group operating segment upon closing and will be reported in the “Other” category for segment reporting purposes.

•

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, propylene and MAAP® cylinders and related hand torch kits. The recall was a precautionary step and involved a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. We are unaware of any incidence of fire or injury caused by this situation. For additional information regarding the recall, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities and Commitments” of this Annual Report on Form 10-K.

•

On December 29, 2011, we acquired 100% of the outstanding economic interests of Angus Industries, Inc. (“Angus”) for cash consideration of approximately $132.9 million and the assumption of approximately $47.3 million of debt. Additionally, we issued 382,749 restricted common shares to certain former employees of Angus who became employees of Worthington upon closing. Approximately $1.1 million of the $6.3 million fair value of these restricted common shares was attributed to the purchase price and recognized as goodwill. Angus designs and manufactures high-quality, custom-engineered open and closed cabs and operator stations for a wide range of heavy mobile equipment. In connection with this acquisition, we established a new operating segment, Engineered Cabs, which is considered a separate reportable segment.

•

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

•

On September 30, 2011, we completed the acquisition of Poland-based STAKO sp.Z o.o. (“STAKO”). STAKO manufactures liquefied natural gas, propane and butane fuel tanks for use in passenger cars, buses and trucks. The acquired business became part of our Pressure Cylinders operating segment upon closing of this transaction.

•

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

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2012 and fiscal 2011 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 52% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of five of our unconsolidated affiliates, including the recently-formed ArtiFlex joint venture, were also to the automotive end market.

Approximately 44% and 11% of the net sales of our Engineered Cabs and Steel Processing operating segments, respectively, and substantially all of the net sales of our Global Group operating segment are to the construction market. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market for two of our unconsolidated joint ventures, Worthington Armstrong Venture (“WAVE”) and ClarkDietrich. The decrease in the portion of our total net sales to the construction market versus fiscal 2011 was primarily driven by the deconsolidation of substantially all of the net assets of Dietrich Metal Framing (“Dietrich”) on March 1, 2011, as more fully described herein.

The net sales of our Pressure Cylinders and Steel Packaging operating segments, and approximately 56% and 37% of the net sales of our Engineered Cabs and Steel Processing operating segments, respectively, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Fiscal Year Ended May 31,			Increase / (Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
U.S. GDP (% growth year-over-year)[1]	0.5%	2.4%	0.1%	-1.9%	2.3%
Hot-Rolled Steel ($ per ton) [2]	$693	$680	$549	$13	$131
Detroit Three Auto Build (000’s vehicles)[3]	8,084	7,251	5,650	833	1,601
No. America Auto Build (000’s vehicles)[3]	14,242	12,756	10,643	1,486	2,113
Zinc ($ per pound)[4]	$0.96	$1.00	$0.94	($0.04)	$0.06
Natural Gas ($ per mcf)[5]	$3.61	$4.14	$4.35	($0.53)	($0.21)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.93	$3.35	$2.77	$0.58	$0.58

1 2011 figures based on revised actuals    2 CRU Index; period average    3 CSM Autobase    4 LME Zinc; period average    5 NYMEX Henry Hub Natural Gas; period average    6 Energy Information Administration; period average

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2012, fiscal 2011, and fiscal 2010:

(Dollars per ton 1 )	Fiscal Year			Inc / (Dec)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
1st Quarter	$709	$611	$439	$98	16.0%	$172	39.2%
2nd Quarter	$660	$557	$538	$103	18.5%	$19	3.5%
3rd Quarter	$718	$699	$549	$19	2.7%	$150	27.3%
4th Quarter	$684	$851	$669	($167)	-19.6%	$182	27.2%
Annual Avg.	$693	$680	$549	$13	1.9%	$131	23.9%

1 CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during fiscal 2012. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During fiscal 2012, we continued to benefit from improving automotive production from the Detroit Three automakers, which experienced an 11% increase in vehicle production over the prior year. Additionally, North American vehicle production during fiscal 2012 was up 12% over the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$2,534.7	100.0%	$2,442.6	100.0%	$92.1
Cost of goods sold	2,201.8	86.9%	2,086.4	85.4%	115.4

Gross margin	332.9	13.1%	356.2	14.6%	(23.3)
Selling, general and administrative expense	225.1	8.9%	235.2	9.6%	(10.1)
Impairment of long-lived assets	0.4	0.0%	4.4	0.2%	(4.0)
Restructuring and other expense	6.0	0.2%	2.6	0.1%	3.4
Joint venture transactions	(0.2)	0.0%	(10.4)	-0.4%	10.2

Operating income	101.6	4.0%	124.4	5.1%	(22.8)
Miscellaneous income (expense)	2.3	0.1%	0.6	0.0%	1.7
Interest expense	(19.5)	-0.8%	(18.8)	-0.8%	0.7
Equity in net income of unconsolidated affiliates	92.8	3.7%	76.3	3.1%	16.5
Income tax expense	(51.9)	-2.0%	(58.5)	-2.4%	(6.6)

Net earnings	125.3	4.9%	124.0	5.1%	1.3
Net earnings attributable to noncontrolling interest	(9.7)	-0.4%	(8.9)	-0.4%	0.8

Net earnings attributable to controlling interest	$115.6	4.6%	$115.1	4.7%	$0.5

Net earnings attributable to controlling interest for fiscal 2012 increased $0.5 million over fiscal 2011. Net sales and operating highlights were as follows:

•

Net sales increased $92.1 million from fiscal 2011, driven primarily by higher average selling prices in response to the higher cost of steel, which favorably impacted net sales by $151.1 million. Selling prices are affected by the market price of steel, which averaged $693 per ton during fiscal 2012 versus an average of $680 per ton during fiscal 2011. Overall volumes decreased as a result of the Joint Venture Transactions, which negatively impacted net sales by $335.1 million. Excluding the impact of the Joint Venture Transactions, overall volumes increased by $276.1 million, $104.3 million of which was due to the Angus acquisition. Improved volumes were most notable in our Pressure Cylinders and Steel Processing operating segments, where net sales increased 22% and 12%, respectively, over fiscal 2011. The overall improvement in volumes for Pressure Cylinders was partially offset by an accrual for anticipated product returns related to the voluntary recall described in the Recent Business Developments section above, which negatively impacted net sales by $4.7 million.

•

Gross margin decreased $23.3 million from fiscal 2011 as the increase in net sales was more than offset by higher manufacturing expenses and a lower spread between average selling prices and material costs due to inventory holding losses realized in fiscal 2012 versus inventory holding gains in the prior year. Gross margin was also negatively impacted by $9.7 million as a result of certain accruals recorded in connection with the voluntary recall noted above.

•

SG&A expense decreased $10.1 million from fiscal 2011, primarily due to the impact of the Joint Venture Transactions, which reduced SG&A expense by $35.9 million. The overall decrease in SG&A expense was partially mitigated by the impact of acquisitions.

•

Restructuring charges increased $3.4 million from fiscal 2011. Fiscal 2012 charges were primarily driven by professional fees resulting from our ongoing transformation efforts within Pressure Cylinders and severance accrued in connection with the previously announced closure of our Commercial Stairs business unit. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Annual Report on Form 10-K.

•

In connection with the wind-down of our Metal Framing operating segment, we recognized a net benefit of $0.2 million within the joint venture transaction line in our consolidated statement of earnings. This amount consisted of $9.1 million of post-closure facility exit and other costs, offset by $8.3 million of net gains on asset disposals. In addition, the severance accrued in connection with the Joint Venture Transactions was adjusted downward resulting in a $1.0 million credit to earnings. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Annual Report on Form 10-K.

•	Interest expense of $19.5 million was $0.7 million higher than the prior fiscal year due to the impact of higher average debt levels.

•

Equity income increased $16.5 million from fiscal 2011. The majority of the equity income is generated by our WAVE joint venture, where our portion of net earnings increased $4.2 million, or 7%. ClarkDietrich and ArtiFlex, joint ventures formed during the fourth quarter of fiscal 2011, also contributed to the current year increase, providing $6.1 million and $5.2 million, respectively, of equity income in fiscal 2012. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense decreased $6.6 million from fiscal 2011. Fiscal 2012 income tax expense reflects an effective tax rate attributable to controlling interest of 31.0% versus 33.7% in fiscal 2011. These rates are calculated based on net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. The decrease in the effective tax rate attributable to controlling interest was due to more of the Company’s income qualifying for the production activities deduction, and certain one-time items. The 31.0% rate is lower than the federal statutory rate of 35% primarily as a result of the benefits from the qualified production activities deduction and lower tax rates on foreign income (collectively decreasing the rate by 5.0%). These impacts are partially offset by state and local income taxes of 1.6% (net of their federal tax benefit). For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Annual Report on Form 10-K.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$1,578.5	100.0%	$1,405.5	100.0%	$173.0
Cost of goods sold	1,399.9	88.7%	1,216.5	86.6%	183.4

Gross margin	178.6	11.3%	189.0	13.4%	(10.4)
Selling, general and administrative expense	109.1	6.9%	111.6	7.9%	(2.5)
Restructuring and other income	-	0.0%	(0.3)	0.0%	0.3
Joint venture transactions	(2.1)	-0.1%	-	0.0%	(2.1)

Operating income	$71.6	4.5%	$77.7	5.5%	$(6.1)

Material cost	$1,159.3		$1,001.9		$157.4
Tons shipped (in thousands)	2,898		2,589		309

Net sales and operating highlights were as follows:

•

Net sales increased $173.0 million from fiscal 2011. Higher base material prices throughout the year led to increased pricing for our products, favorably impacting net sales by $103.3 million. Overall volumes, aided by continued improvement in the automotive market, increased 12% over fiscal 2011, favorably impacting net sales by $69.7 million. The mix of direct versus toll tons processed was 51% to 49% in fiscal 2012, compared with a 55% to 45% mix in the prior fiscal year.

•

Operating income decreased $6.1 million from fiscal 2011 as the increase in net sales was more than offset by a lower spread between average selling prices and material costs due to inventory holding losses realized in fiscal 2012 versus inventory holding gains in the prior year. Operating income was also adversely impacted by higher manufacturing expenses, primarily freight costs. The impact of these items was partially mitigated by a decrease in SG&A expense due to lower profit sharing and bonus expenses in the current fiscal year as well as a $2.1 million gain related to the disposal of two of the three steel processing facilities acquired in the MMI acquisition during the fourth quarter of fiscal 2011. This gain was included in the joint venture transactions line to correspond with amounts previously recognized in connection with this transaction.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$770.1	100.0%	$591.9	100.0%	$178.2
Cost of goods sold	641.8	83.3%	474.8	80.2%	167.0

Gross margin	128.3	16.7%	117.1	19.8%	11.2
Selling, general and administrative expense	83.1	10.8%	68.1	11.5%	15.0

Operating income	$45.2	5.9%	$49.0	8.3%	$(3.8)

Material cost	$386.7		$273.9		$112.8
Units shipped (in thousands)	71,777		59,037		12,740

Net sales and operating highlights were as follows:

•

Net sales increased $178.2 million from fiscal 2011. Higher overall volumes favorably impacted net sales by $135.2 million, aided by the fiscal 2012 acquisitions, which contributed $122.9 million. Overall pricing for our products favorably impacted net sales by $43.0 million, as higher base material prices led to increased pricing for our products. The overall improvement in volumes was partially offset by an accrual for anticipated product returns related to the voluntary recall described in the Recent Business Developments section above, which negatively impacted net sales by $4.7 million.

•

Operating income decreased $3.8 million from fiscal 2011 as the increase in gross margin was more than offset by higher SG&A expense. The increase in SG&A expense was driven by the impact of acquisitions and the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions partially offset by a $4.4 million settlement gain related to the Bernz acquisition. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities and Commitments” and “NOTE N – Acquisitions” of this Annual Report on Form 10-K for additional detail. The increase in gross margin was driven by higher volumes, aided by the impact of acquisitions, and an increased spread between selling prices and material costs offset by $9.7 million of charges related to the voluntary recall described above.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$104.3	100.0%	$-		$104.3
Cost of goods sold	88.9	85.2%	-		88.9

Gross margin	15.4	14.8%	-		15.4
Selling, general and administrative expense	10.5	10.1%	-		10.5

Operating income	$4.9	4.7%	$-		$4.9

Material cost	$53.9		$-		$53.9

Net sales and operating highlights were as follows:

•	Net sales reflected five months of operations, as this business was acquired on December 29, 2011.

•

Current year operating income of $4.9 million was negatively affected by $5.0 million of non-recurring expenses associated with the write-up of inventory to fair value in connection with the application of purchase accounting and various acquisition-related costs.

Metal Framing

The following table summarizes the operating results of our Metal Framing operating segment for the periods indicated. The operating results of the net assets contributed to the ClarkDietrich joint venture are included on a historical basis through March 1, 2011, the date of deconsolidation. Fiscal 2012 operating results reflect the operations of the Vinyl division through October 31, 2011, the date this business was sold.

	Fiscal Year Ended May 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$4.4	100.0%	$249.5	100.0%	$(245.1)
Cost of goods sold	4.4	100.0%	225.8	90.5%	(221.4)

Gross margin	-	0.0%	23.7	9.5%	(23.7)
Selling, general and administrative expense	1.9	43.2%	31.6	12.7%	(29.7)
Restructuring and other expense	0.1	2.3%	1.4	0.6%	(1.3)
Joint venture transactions	1.9	43.2%	(1.8)	-0.7%	3.7

Operating loss	$(3.9)	-88.6%	$(7.5)	-3.0%	$3.6

Material cost	$1.9		$161.0		$(159.1)
Tons shipped (in thousands)	1		184		(183)

Operating highlights were as follows:

•

Net sales during fiscal 2012 reflect the operations of the Vinyl division through October 31, 2011 as well as the operations of the retained facilities through August 31, 2011, the date by which all of the retained facilities had ceased operations.

•

Fiscal 2012 operating loss of $3.9 million was driven primarily by $9.1 million of post-closure facility exit and other costs offset by $6.2 million of gains related to the sale of the Vinyl division and of other equipment and real estate.

Other

The Other category includes our Steel Packaging and Global Group operating segments, which do not meet the quantitative tests for purposes of separate disclosure, as well as certain income and expense items not allocated to our operating segments. The Other category also includes the results of our former Automotive Body Panels operating segment, on a historical basis, through May 9, 2011, the date of deconsolidation. The following table represents a summary of operating results for the Other operating segments for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$77.4	100.0%	$195.6	100.0%	$(118.2)
Cost of goods sold	66.8	86.5%	169.3	86.6%	(102.5)

Gross margin	10.6	13.7%	26.3	13.4%	(15.7)
Selling, general and administrative expense	20.4	26.5%	23.6	12.1%	(3.2)
Impairment of long-lived assets	-	-0.1%	4.4	2.2%	(4.4)
Restructuring and other expense	6.3	8.0%	1.6	0.8%	4.7
Joint Venture Transactions	-	-0.1%	(8.6)	-4.4%	8.6

Operating income (loss)	$(16.1)	-20.8%	$5.3	2.7%	$(21.4)

Net sales and operating highlights were as follows:

•

Net sales decreased $118.2 million from fiscal 2011, driven primarily by the deconsolidation of our former Automotive Body Panels operating segment during the fourth quarter of fiscal 2011. Excluding the impact of this transaction, net sales decreased $28.2 million, driven primarily by lower volumes in the Global Group operating segment.

•

Operating loss of $16.1 million represented a decrease of $21.4 million from operating income of $5.3 million in fiscal 2011, driven by the deconsolidation of our former Automotive Body Panels operating segment, higher restructuring charges, and lower volumes in the Global Group operating segment. Current year restructuring charges were primarily driven by professional fees resulting from our ongoing transformation efforts within Pressure Cylinders and severance accrued in connection with the previously announced closure of our Commercial Stairs business unit. Consistent with similar charges incurred in prior periods, the professional fees were not allocated to any of our operating segments.

Fiscal 2011 Compared to Fiscal 2010

Consolidated Operations

The following table presents consolidated operating results for the periods indicated.

	Fiscal Year Ended May 31,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$2,442.6	100.0%	$1,943.0	100.0%	$499.6
Cost of goods sold	2,086.4	85.4%	1,663.1	85.6%	423.3

Gross margin	356.2	14.6%	279.9	14.4%	76.3
Selling, general and administrative expense	235.2	9.6%	218.3	11.2%	16.9
Impairment of long-lived assets	4.4	0.2%	35.4	1.8%	(31.0)
Restructuring and other expense	2.6	0.1%	4.2	0.2%	(1.6)
Joint venture transactions	(10.4)	-0.4%	-	0.0%	(10.4)

Operating income	124.4	5.1%	22.0	1.1%	102.4
Miscellaneous income (expense)	0.6	0.0%	1.1	0.1%	(0.5)
Interest expense	(18.8)	-0.8%	(9.5)	-0.5%	9.3
Equity in net income of unconsolidated affiliates	76.3	3.1%	64.6	3.3%	11.7
Income tax expense	(58.5)	-2.4%	(26.7)	-1.4%	31.8

Net earnings	124.0	5.1%	51.5	2.7%	72.5
Net earnings attributable to noncontrolling interest	(8.9)	-0.4%	(6.3)	-0.3%	(2.6)

Net earnings attributable to controlling interest	$115.1	4.7%	$45.2	2.3%	$69.9

Net earnings attributable to controlling interest for fiscal 2011 were $115.1 million, an increase of $69.9 million from fiscal 2010.

•

Net sales increased $499.6 million from fiscal 2010 to $2,442.6 million. Higher volumes increased net sales by $271.3 million, most notably in our Steel Processing and Pressure Cylinders operating segments. Additionally, average selling prices increased over the prior fiscal year due to the higher cost of steel, favorably impacting net sales by $228.3 million in fiscal 2011. Selling prices were affected by the market price of steel, which averaged $680 per ton for fiscal 2011 as compared to an average of $549 per ton for fiscal 2010 (an increase of 24%).

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

•

Impairment charges decreased $31.0 million from fiscal 2010. Fiscal 2011 impairment charges of $4.4 million were comprised of the impairment of certain long-lived assets within our Global Group operating segment ($2.5 million) and our Steel Packaging operating segment ($1.9 million). This compares to impairment charges of $35.4 million in fiscal 2010, consisting primarily of the impairment of goodwill and other long-lived assets of our Commercial Stairs business unit reported as part of our then Construction Services operating segment ($32.7 million) as well as the impairment of certain long-lived assets within our Steel Packaging operating segment ($2.7 million). For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value Measurements.”

•

Restructuring and other expense decreased $1.6 million from fiscal 2010. Substantially all of the activity in both fiscal 2011 and fiscal 2010 was associated with the Transformation Plan, which continued to progress through the remaining steel processing facilities as well as the metal framing facilities that are now part of ClarkDietrich. Restructuring charges incurred in fiscal 2011 consisted primarily of employee severance and facility exit costs. Restructuring charges incurred in fiscal 2010 also consisted of employee severance and facility exit costs as well as professional fees. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D –Restructuring and Other Expense.”

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

Net sales and operating highlights were as follows:

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

Net sales and operating highlights were as follows:

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

	Fiscal Year Ended May 31,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$249.5	100.0%	$330.6	100.0%	$(81.1)
Cost of goods sold	225.8	90.5%	294.6	89.1%	(68.8)

Gross margin	23.7	9.5%	36.0	10.9%	(12.3)
Selling, general and administrative expense	31.6	12.7%	42.3	12.8%	(10.7)
Restructuring and other expense	1.4	0.6%	3.9	1.2%	(2.5)
Joint venture transactions	(1.8)	-0.7%	-	0.0%	1.8

Operating loss	$(7.5)	-3.0%	$(10.2)	-3.1%	$2.7

Material cost	$161.0		$200.2		$(39.2)
Tons shipped (in thousands)	184		278		(94)

Net sales and operating highlights were as follows:

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

•

Operating loss decreased $2.7 million from fiscal 2010 to $7.5 million. Gross margin decreased $12.3 million in fiscal 2011 driven by lower volumes due to the contribution of our metal framing business to ClarkDietrich as well as depressed levels of demand. The impact of the decrease in gross margin during fiscal 2011 was partially mitigated by a $10.7 million decrease in SG&A expense, also driven by lower volumes.

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

	Fiscal Year Ended May 31,
(Dollars in millions)	2011	% of Net sales	2010	% of Net sales	Increase/ (Decrease)
Net sales	$195.6	100.0%	$155.9	100.0%	$39.7
Cost of goods sold	169.3	86.8%	139.5	89.5%	29.8

Gross margin	26.3	13.4%	16.4	10.5%	9.9
Selling, general and administrative expense	23.6	12.2%	29.8	19.1%	(6.2)
Impairment of long-lived assets	4.4	2.1%	35.4	22.7%	(31.0)
Restructuring and other expense	1.6	0.7%	0.5	0.3%	1.1
Joint venture transactions	(8.6)	-4.5%	-	0.0%	(8.6)

Operating income (loss)	$5.3	2.7%	$(49.3)	-31.6%	$54.6

Net sales and operating highlights were as follows:

•

Net sales increased $39.7 million in fiscal 2011 to $195.6 million, as volumes across all operating segments increased. Construction-related business units within the Global Group operating segment, however, were negatively affected by the weakness in the commercial construction market.

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

Liquidity and Capital Resources

During fiscal 2012, we generated $173.7 million in cash from operating activities, received $37.1 million of proceeds from the sale of assets, invested $31.7 million in property, plant and equipment and spent $239.9 million on acquisitions, net of cash acquired. Additionally, we repurchased 4,466,970 of our common shares for $73.4 million and paid $32.1 million of dividends. These activities were funded with $97.6 million of short-term borrowings as well as the cash generated from operating activities and a $50.0 million one-time special dividend from our WAVE joint venture. The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Years Ended May 31,
(in millions)	2012	2011
Net cash provided by operating activities	$173.7	$71.9
Net cash used by investing activities	(188.6)	(39.3)
Net cash used by financing activities	(0.2)	(35.4)

Decrease in cash and cash equivalents	(15.1)	(2.8)
Cash and cash equivalents at beginning of period	56.2	59.0

Cash and cash equivalents at end of period	$41.0	$56.2

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

On July 3, 2012, we reached an agreement in principal to issue up to $150.0 million aggregate principal amount of senior unsecured notes in a private placement offering. These notes will mature 12 years from the issuance date and will bear interest at a rate of 4.60%. We expect to complete this private placement offering during the first quarter of fiscal 2013.

The cash and equivalents balance at May 31, 2012 included $29.5 million of cash held by subsidiaries outside of the United States. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intentions to repatriate cash held by subsidiaries outside of the United States.

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

Net cash provided by operating activities was $173.7 million during fiscal 2012 compared to $71.9 million in fiscal 2011. The difference was driven largely by a change in the classification of proceeds from our revolving trade accounts receivable securitization facility (the “AR Facility”) as short-term borrowings effective June 1, 2010 as well as overall changes in working capital needs. Proceeds received from the AR Facility prior to June 1, 2010, were recorded as a reduction of accounts receivable. As a result, the $45.0 million of borrowings outstanding under the AR Facility at May 31, 2010 were recorded as a reduction of accounts receivable, whereas the $135.0 million and $90.0 million of borrowings outstanding at May 31, 2012 and 2011, respectively, were classified as short-term borrowings.

Investing activities

Net cash used by investing activities was $188.6 million and $39.3 million in fiscal 2012 and fiscal 2011, respectively. This increase of $149.3 million was caused by several factors, as explained below.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended May 31,
(in millions)	2012	2011
Steel Processing	$9.7	$6.1
Pressure Cylinders	8.5	10.0
Engineered Cabs	4.6	-
Metal Framing	-	1.1
Other	8.9	4.8

Total Capital Expenditures	$31.7	$22.0

Capital expenditures increased $9.7 million in fiscal 2012 due primarily to activity associated with the addition of Angus and the purchase of an aircraft.

We also used more cash for acquisitions in fiscal 2012, as the cash consideration paid for PSI, Angus, Coleman Cylinders, Bernz and STAKO in the current year was $208.1 million more than the aggregate price paid for the assets of Hy-Mark and our 60% ownership interest in WNCL in fiscal 2011. Partially offsetting the overall increase in cash used by investing activities were $45.9 million of net distributions from unconsolidated affiliates driven by the $50.0 million one-time dividend from our WAVE joint venture. Higher proceeds from the sale of assets, which increased by $16.5 million in fiscal 2012, also helped to offset the year-over-year increase in cash used by investing activities. Current year asset disposals resulted primarily from the wind down of the retained metal framing facilities.

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

Financing activities

Net cash used by financing activities was $0.2 million and $35.4 million in fiscal 2012 and fiscal 2011, respectively. The decrease was driven primarily by common share repurchases, which declined $59.3 million in fiscal 2012, partially offset by lower net proceeds from short-term borrowings. The $35.3 million decrease in net proceeds from short-term borrowings resulted primarily from the repayment of debt assumed in connection with the acquisition of Angus.

Long-term debt — Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. In January 2012, Standard & Poor’s reaffirmed their BBB stable rating. On March 28, 2012, Moody’s Investor Services downgraded its credit rating of Worthington from Baa2 to Baa3. We don’t anticipate that this will affect our borrowing rates under the current credit agreement as it provides for use of the higher rating in the event of a split. We typically use the net proceeds from long-term debt for acquisitions, refinancing outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2012, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

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

In connection with the acquisition of Angus Industries, Inc. (“Angus”) on December 29, 2011, we assumed industrial revenue bonds (“IRBs”) issued by the South Dakota Economic Development Finance Authority that had outstanding principal balances of $0.6 million and $2.5 million and mature in March 2013 (the “2013 IRBs”) and April 2019 (the “2019 IRBs”), respectively. The 2013 IRBs bear interest at rates between 3.75% and 5.25% and the 2019 IRBs bear interest at rates between 2.75% and 5.00%.

On April 27, 2012, we executed a $5.9 million seven-year term loan that matures on May 1, 2019. The loan bears interest at a rate of 2.49% and is secured by an aircraft that was purchased with its proceeds.

On July 3, 2012, we reached an agreement in principal to issue up to $150.0 million aggregate principal amount of senior unsecured notes in a private placement offering. These notes will mature 12 years from the issuance date and will bear interest at a rate of 4.60%. We expect to complete this private placement offering during the first quarter of fiscal 2013.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. We were in compliance with our short-term debt covenants at May 31, 2012.

On May 4, 2012, we executed a new $425.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. The Credit Facility replaced our $400.0 million facility that was set to expire in May 2013. Borrowings under the Credit Facility have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At May 31, 2012, $135.6 million of borrowings were outstanding under the Credit Facility and bore interest at rates based on LIBOR. The average variable rate was 1.29% at May 31, 2012.

We provided approximately $11.0 million in letters of credit for third-party beneficiaries as of May 31, 2012. The letters of credit secure potential obligations to certain bond and insurance providers. These letters can be drawn at any time at the option of the beneficiaries, and while not drawn against at May 31, 2012 or 2011, these letters of credit are issued against and therefore reduce availability under the Credit Facility. We had $278.4 million available to us under the Credit Facility at May 31, 2012, compared to $349.5 million available to us under our prior credit facility at May 31, 2011.

We also maintain a revolving trade accounts receivable securitization facility, which expires in January 2013. The AR Facility was available throughout fiscal 2012 and fiscal 2011. During the third quarter of fiscal 2012, we increased our borrowing capacity under the AR Facility from $100.0 million to $150.0 million. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $150.0 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, and concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2012, the pool of eligible accounts receivable exceeded the $150.0 million limit and $135.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

We also maintain a $9.5 million credit facility, through our consolidated joint venture, WNCL, that matures in November 2012. This credit facility bears interest at a variable rate, which was 2.50% at May 31, 2012.

Common shares – We declared quarterly dividends of $0.12 per common share for each quarter of fiscal 2012 compared to $0.10 per common share for each quarter of fiscal 2011. We paid dividends on our common shares of $32.1 million and $30.2 million in fiscal 2012 and fiscal 2011, respectively.

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

During fiscal 2012, we repurchased 4,466,970 of our common shares for $73.4 million, exhausting all of the common shares available for repurchase under the September 26, 2007 authorization and leaving 6,027,832 of common shares available for repurchase under the June 29, 2011 authorization.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2012. Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$274.9	$274.9	$-	$-	$-
Long-term debt	258.8	1.3	102.4	2.5	152.6
Interest expense on long-term debt	95.0	15.3	30.5	19.8	29.4
Operating leases	27.5	9.3	7.8	4.8	5.6
Unconditional purchase obligations	16.6	2.4	4.7	4.7	4.8
Royalty obligations	12.0	2.0	4.0	4.0	2.0

Total contractual cash obligations	$684.8	$305.2	$149.4	$35.8	$194.4

Interest expense on long-term debt is computed by using the fixed rates of interest on the debt, including impacts of the related interest rate hedge. Unconditional purchase obligations are to secure access to a facility used to regenerate acid used in our Steel Processing operating segment through the fiscal year ending May 31, 2019. Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of Coleman Cylinders in fiscal 2012. For additional information regarding this agreement, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities and Commitments” of this Annual Report on Form 10-K. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $4.4 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included this amount in the contractual obligations table above.

The following table summarizes our other commercial commitments as of May 31, 2012. These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantees	$19.9	$14.9	$-	$5.0	$-
Standby letters of credit	11.0	10.4	0.6	-	-

Total commercial commitments	$30.9	$25.3	$0.6	$5.0	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2012, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.9 million at May 31, 2012. We have also guaranteed the repayment of a $5.0 million term loan held by ArtiFlex, an unconsolidated joint venture. In addition, we had in place approximately $11.0 million of outstanding stand-by letters of credit as of May 31, 2012. These letters of credit were issued to third-party service providers and had no amounts drawn against them at May 31, 2012. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In May 2011, amended accounting guidance was issued that resulted in common fair value measurements and disclosures under both U.S. GAAP and International Financial Reporting Standards. This amended guidance is explanatory in nature and does not require additional fair value measurements nor is it intended to result in significant changes in the application of current guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this amended accounting guidance on March 1, 2012, did not have a material impact on our financial position or results of operations.

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on June 1, 2012, will not impact our financial position or results of operations. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred to a later date that has yet to be determined. We are in the process of determining our method of presentation; however, we do not anticipate the adoption of this new accounting guidance will have a material impact on our financial position or results of operations.

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

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable and the ability to collect is probable. In circumstances where the collection of payment is not probable at the time of shipment, we defer recognition of revenue until payment is collected. We provide for returns and allowances based on historical experience and current customer activities.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe our related reserves are sized appropriately. The reserve for doubtful accounts decreased approximately $0.8 million during fiscal 2012 to $3.3 million.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Inventory Valuation:    Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. This assessment requires the use of significant estimates to determine replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. We believe that our inventories were valued appropriately as of May 31, 2012, and May 31, 2011.

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

Fiscal 2012: During the fourth quarter of fiscal 2012, due largely to changes in the intended use of certain long-lived assets within our Global Group operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $0.2 million, resulting in an impairment charge of $0.4 million. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value Measurements” for information regarding the determination of fair value for these assets.

Fiscal 2011: During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our former Automotive Body Panels operating segment that were not contributed to the ArtiFlex joint venture, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net carrying value of the asset group. The subsequent comparison of carrying value to fair value also indicated excess carrying value, resulting in an impairment charge of approximately $6.4 million. Consistent with the classification of the gain on deconsolidation, as more fully described in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies,” this impairment charge was recognized within the joint venture transactions line in our consolidated statements of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value Measurements” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Metal Framing operating segment that were not contributed to the ClarkDietrich joint venture, we determined indicators of impairment were present. Recoverability of the identified assets was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net carrying value of the asset group. The subsequent comparison of carrying value to fair value also indicated excess carrying value, resulting in an impairment charge of approximately $18.3 million. Consistent with the classification of the gain on deconsolidation and related restructuring charges, as more fully described in “Item 8. – Financial Statements and Supplementary

Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies,” this impairment charge was recognized within the joint venture transactions line in our consolidated statements of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value Measurements” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Commercial Stairs business unit, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net carrying value of the asset group. The subsequent comparison of carrying value to fair value also indicated excess carrying value, resulting in an impairment charge of approximately $2.5 million, which was recognized within impairment of long-lived assets in our consolidated statement of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value Measurements” for information regarding the determination of fair value for these assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Steel Packaging operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The subsequent comparison of book value to fair value also indicated excess book value, resulting in an impairment charge of approximately $1.9 million, which was recognized within impairment of long-lived assets in our consolidated statement of earnings. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Fair Value Measurements” for information regarding the determination of fair value for these assets.

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

Impairment of Indefinite-Lived Long-Lived Assets:    Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

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

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2012 and fiscal 2011 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. However, future declines in the market and deterioration in earnings could lead to impairment charges in subsequent periods.

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

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain financial and commodity-based derivative instruments. These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note O – Derivative Instruments and Hedging Activities” of this Annual Report on Form 10-K for additional information.

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap has a notional amount of $100.0 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the 2014 Notes. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K. The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution. No credit loss is anticipated. We pay a fixed rate of 4.46% and receive a variable rate based on the six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would not materially impact the fair value of our interest rate swap. A sensitivity analysis of changes in the interest rates on our variable rate debt indicates that a 10% increase in those rates would not have materially impacted our reported results. Based on the terms of the noted derivative contract, such changes would also be expected to materially offset against each other.

We entered into a U.S. Treasury Rate-based treasury lock in April 2010, in anticipation of the issuance of $150.0 million principal amount of our 2020 Notes. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2020 Notes. The treasury lock had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 10-year fixed-rate debt. Upon pricing of the 2020 Notes, the derivative was settled and resulted in a loss of approximately $1.4 million, which has been reflected within other comprehensive income on the consolidated statements of equity. That balance is being recognized in earnings, as an increase to interest expense, over the life of the related 2020 Notes.

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects us to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2012, the difference between the contract and book value of these instruments was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout the fiscal year ended May 31, 2012. The derivative instruments were executed with highly rated financial institutions. No credit loss is anticipated. No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2012 and 2011 are summarized below. Fair values of these derivatives do not consider the offsetting impact of the underlying hedged item.

	Fair Value At May 31,
(in millions)	2012	2011
Interest rate	$(10.7)	$(12.4)
Foreign currency	0.9	(0.6)
Commodity	(4.0)	1.1

	$(13.8)	$(11.9)

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

Item 8. — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended May 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2012

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$41,028	$56,167
Receivables, less allowances of $3,329 and $4,150 at May 31, 2012 and 2011, respectively	400,869	388,550
Inventories:
Raw materials	211,543	189,450
Work in process	115,510	98,940
Finished products	74,887	82,440

Total inventories	401,940	370,830

Income taxes receivable	892	1,356
Assets held for sale	7,202	9,681
Deferred income taxes	20,906	28,297
Prepaid expenses and other current assets	41,402	36,754

Total current assets	914,239	891,635

Investments in unconsolidated affiliates	240,882	232,149
Goodwill	156,681	93,633
Other intangible assets, net of accumulated amortization of $16,103 and $12,688 at May 31, 2012 and 2011, respectively	100,333	19,958
Other assets	22,585	24,540
Property, plant and equipment:
Land	24,279	26,960
Buildings and improvements	187,514	182,030
Machinery and equipment	785,335	751,865
Construction in progress	12,775	7,878

Total property, plant and equipment	1,009,903	968,733
Less accumulated depreciation	566,826	563,399

Total property, plant and equipment, net	443,077	405,334

Total assets	$1,877,797	$1,667,249

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2012	2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252,334	$253,404
Short-term borrowings	274,923	132,956
Accrued compensation, contributions to employee benefit plans and related taxes	71,271	72,312
Dividends payable	8,478	7,175
Other accrued items	38,231	52,023
Income taxes payable	11,697	7,132
Current maturities of long-term debt	1,329	-

Total current liabilities	658,263	525,002
Other liabilities	72,371	56,594
Distributions in excess of investment in unconsolidated affiliate	69,165	10,715
Long-term debt	257,462	250,254
Deferred income taxes	73,099	83,981

Total liabilities	1,130,360	926,546

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding, 2012 – 67,906,369 shares, 2011 – 71,683,876 shares	-	-
Additional paid-in capital	192,338	181,525
Accumulated other comprehensive income (loss), net of taxes of $10,749 and $5,456 at May 31, 2012 and 2011, respectively	(20,387)	3,975
Retained earnings	525,223	504,410

Total shareholders’ equity – controlling interest	697,174	689,910
Noncontrolling interest	50,263	50,793

Total equity	747,437	740,703

Total liabilities and equity	$1,877,797	$1,667,249

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2012	2011	2010
Net sales	$2,534,701	$2,442,624	$1,943,034
Cost of goods sold	2,201,833	2,086,467	1,663,104

Gross margin	332,868	356,157	279,930
Selling, general and administrative expense	225,069	235,198	218,315
Impairment of long-lived assets	355	4,386	35,409
Restructuring and other expense	5,984	2,653	4,243
Joint venture transactions	(150)	(10,436)	-

Operating income	101,610	124,356	21,963
Other income (expense):
Miscellaneous income	2,319	597	1,127
Interest expense	(19,497)	(18,756)	(9,534)
Equity in net income of unconsolidated affiliates	92,825	76,333	64,601

Earnings before income taxes	177,257	182,530	78,157
Income tax expense	51,904	58,496	26,650

Net earnings	125,353	124,034	51,507
Net earnings attributable to noncontrolling interest	9,758	8,968	6,266

Net earnings attributable to controlling interest	$115,595	$115,066	$45,241

Basic
Average common shares outstanding	69,651	74,803	79,127

Earnings per share attributable to controlling interest	$1.66	$1.54	$0.57

Diluted
Average common shares outstanding	70,252	75,409	79,143

Earnings per share attributable to controlling interest	$1.65	$1.53	$0.57

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Controlling Interest
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Noncontrolling Interest	Total
	Shares	Amount
Balance at May 31, 2009	78,997,617	-	183,051	4,457	518,561	706,069	36,894	742,963
Comprehensive income (loss):
Net earnings	-	-	-	-	45,241	45,241	6,266	51,507
Unrealized gain on investment	-	-	-	5	-	5	-	5
Foreign currency translation	-	-	-	(13,739)	-	(13,739)	-	(13,739)
Pension liability adjustment, net of tax of $1,163	-	-	-	317	-	317	-	317
Cash flow hedges, net of tax of $854	-	-	-	(1,671)	-	(1,671)	-	(1,671)

Total comprehensive income						30,153	6,266	36,419

Common shares issued	219,804	-	2,291	-	-	2,291	-	2,291
Stock-based compensation	-	-	4,576	-	-	4,576	-	4,576
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(4,539)	(4,539)
Cash dividends declared ($0.40 per share)	-	-	-	-	(31,676)	(31,676)	-	(31,676)

Balance at May 31, 2010	79,217,421	-	189,918	(10,631)	532,126	711,413	38,621	750,034
Comprehensive income:
Net earnings	-	-	-	-	115,066	115,066	8,968	124,034
Unrealized gain on investment	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	13,006	-	13,006	40	13,046
Pension liability adjustment, net of tax of $(760)	-	-	-	1,442	-	1,442	-	1,442
Cash flow hedges, net of tax of $563	-	-	-	158	-	158	-	158

Total comprehensive income						129,672	9,008	138,680

Acquisition of Nitin Cylinders Limited	-	-	-	-	-	-	14,156	14,156
Common shares issued	421,153	-	4,827	-	-	4,827	-	4,827
Stock-based compensation	-	-	6,173	-	-	6,173	-	6,173
Purchases and retirement of common shares	(7,954,698)		(19,393)		(113,371)	(132,764)	-	(132,764)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(10,992)	(10,992)
Cash dividends declared ($0.40 per share)	-	-	-	-	(29,411)	(29,411)	-	(29,411)

Balance at May 31, 2011	71,683,876	-	181,525	3,975	504,410	689,910	50,793	740,703
Comprehensive income:
Net earnings	-	-	-	-	115,595	115,595	9,758	125,353
Foreign currency translation	-	-	-	(14,803)	-	(14,803)	(3,127)	(17,930)
Pension liability adjustment, net of tax of $4,975	-	-	-	(9,241)	-	(9,241)	-	(9,241)
Cash flow hedges, net of tax of $318	-	-	-	(318)	-	(318)	-	(318)

Total comprehensive income						91,233	6,631	97,864

Acquisition of PSI Energy Solutions, LLC	-	-	-	-	-	-	2,333	2,333
Common shares issued	689,463	-	11,428	-	-	11,428	-	11,428
Stock-based compensation	-	-	11,462	-	-	11,462	-	11,462
Purchases and retirement of common shares	(4,466,970)		(12,077)		(61,341)	(73,418)	-	(73,418)
Dividends paid to noncontrolling interest, net	-	-	-	-	-	-	(9,494)	(9,494)
Cash dividends declared ($0.48 per share)	-	-	-	-	(33,441)	(33,441)	-	(33,441)

Balance at May 31, 2012	67,906,369	$-	$192,338	$(20,387)	$525,223	$697,174	$50,263	$747,437

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2012	2011	2010
Operating activities:
Net earnings	$125,353	$124,034	$51,507
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,873	61,058	64,653
Impairment of long-lived assets	355	4,386	35,409
Restructuring and other expense, non-cash	-	203	3,408
Joint venture transactions, non-cash	-	(21,652)	-
Provision for deferred income taxes	775	7,482	(6,110)
Bad debt expense (income)	339	1,236	(900)
Equity in net income of unconsolidated affiliates, net of distributions	(1,019)	(19,188)	(12,007)
Net loss (gain) on sale of assets	(5,918)	652	(3,908)
Stock-based compensation	11,742	6,173	4,570
Excess tax benefits—stock-based compensation	(578)	(674)	(165)
Gain on acquisitions and sales of subsidiary investments	-	-	(891)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	956	(96,056)	(114,892)
Inventories	17,310	(24,261)	(64,499)
Prepaid expenses and other current assets	8,478	(10,465)	30,425
Other assets	4,141	922	205
Accounts payable and accrued expenses	(45,847)	31,098	125,613
Other liabilities	1,689	6,947	(1,999)

Net cash provided by operating activities	173,649	71,895	110,419

Investing activities:
Investment in property, plant and equipment, net	(31,713)	(22,025)	(34,319)
Acquisitions, net of cash acquired	(239,851)	(31,705)	(63,098)
Distributions from (investments in) unconsolidated affiliates, net	45,879	(6,161)	(483)
Proceeds from sale of assets	37,089	20,614	15,950

Net cash used by investing activities	(188,596)	(39,277)	(81,950)

Financing activities:
Net proceeds from (payments of) short-term borrowings	97,626	132,956	(980)
Proceeds from long-term debt	5,880	-	146,942
Principal payments on long-term debt	(342)	-	(138,013)
Proceeds from issuance of common shares	11,116	4,827	2,313
Excess tax benefits—stock-based compensation	578	674	165
Payments to minority interest	(9,494)	(10,992)	(4,539)
Repurchase of common shares	(73,418)	(132,764)	-
Dividends paid	(32,138)	(30,168)	(31,660)

Net cash used by financing activities	(192)	(35,467)	(25,772)

Increase (decrease) in cash and cash equivalents	(15,139)	(2,849)	2,697
Cash and cash equivalents at beginning of year	56,167	59,016	56,319

Cash and cash equivalents at end of year	$41,028	$56,167	$59,016

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2012, 2011 and 2010

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

Spartan Steel Coating, LLC (“Spartan”), in which we own a 52% controlling interest, Worthington Nitin Cylinders Limited (“WNCL”), in which we own a 60% controlling interest, and PSI Energy Solutions, LLC (“PSI”), in which we own a 75% controlling interest, are fully consolidated with the equity owned by the respective other joint venture member shown as noncontrolling interest in our consolidated balance sheets, and the respective other joint venture member’s portion of net earnings shown as net earnings attributable to noncontrolling interest in our consolidated statements of earnings.

Deconsolidation of The Gerstenslager Company:    On May 9, 2011, The Gerstenslager Company (“Gerstenslager”), the business unit comprising our Automotive Body Panels operating segment, closed an agreement with International Tooling Solutions, LLC, a tooling design and build company, to combine certain assets in a newly-formed joint venture, ArtiFlex Manufacturing, LLC (“ArtiFlex”).

Our contribution to ArtiFlex included all of our automotive body panels operations. However, we retained the accounts receivable and employee benefit obligations outstanding as of the closing date. In addition, we retained the land and building of Gerstenslager’s manufacturing facility located in Wooster, Ohio (the “Wooster Facility”), which became the subject of a lease agreement with ArtiFlex upon closing of the transaction. As a result of the change in our intended use of these long-lived assets, an impairment charge of $6,414,000 was recorded within the joint venture transactions caption in our fiscal 2011 consolidated statement of earnings.

In exchange for the contributed net assets, we received a 50% interest in ArtiFlex and certain cash and other consideration. As more fully described in “Note B – Investments in Unconsolidated Affiliates,” our investment in ArtiFlex is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ArtiFlex, the contributed net assets were deconsolidated effective May 9, 2011, resulting in a one-time gain of $15,040,000. Consistent with the impairment charges incurred in connection with the transaction, this gain was recorded within the joint venture transactions caption in our fiscal 2011 consolidated statement of earnings.

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

In accordance with the applicable accounting guidance, our interest in ArtiFlex was recorded at its fair value as of the closing date. For additional information regarding the fair value of our interest in ArtiFlex, refer to “Note P – Fair Value Measurements.”

Deconsolidation of Dietrich Metal Framing:    On March 1, 2011, we closed an agreement with Marubeni-Itochu Steel America, Inc. (“MISA”) to combine certain assets of Dietrich Metal Framing (“Dietrich”) and ClarkWestern Building Systems, LLC, in a newly-formed joint venture, ClarkWestern Dietrich Building Systems LLC (“ClarkDietrich”).

Our contribution to ClarkDietrich consisted of our metal framing business, including all of the related working capital and six of the 13 facilities. We retained and continued to operate the remaining facilities through August 31, 2011, to support the transition of the business into the new joint venture. The building and equipment associated with the majority of these facilities were sold during fiscal 2012. The remaining facilities are expected to be sold during fiscal 2013 and actions to locate buyers are ongoing. As the other relevant criteria for classification as assets held for sale have been satisfied, the $7,202,000 carrying value of these asset groups, which consist primarily of property, plant and equipment, is presented separately in our consolidated balance sheet as of May 31, 2012.

As a result of the change in our intended use of these long-lived assets, an impairment charge of $18,293,000 was recognized within the joint venture transactions line in our consolidated statements of earnings during the fourth quarter of fiscal 2011. Refer to “Note P – Fair Value Measurements” for additional information regarding this impairment charge.

In connection with this transaction, approximately $11,216,000 of restructuring charges were recognized during the fourth quarter of fiscal 2011, consisting of $7,183,000 of employee severance and $4,033,000 post-closure facility exit and other costs. These restructuring charges were also recorded within the joint venture transactions line in our fiscal 2011 consolidated statement of earnings.

In exchange for the contributed net assets, we received a 25% interest in ClarkDietrich and the assets of certain MISA Metals, Inc. (“MMI”) steel processing locations. As more fully described in “Note B – Investments in Unconsolidated Affiliates,” our investment in ClarkDietrich is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ClarkDietrich, the contributed net assets were deconsolidated effective March 1, 2011, resulting in a one-time gain of $31,319,000. Consistent with the impairment and restructuring charges incurred in connection with this transaction, this gain was recorded within the joint venture transactions caption in our fiscal 2011 consolidated statement of earnings.

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

In accordance with the applicable accounting guidance, our interest in ClarkDietrich was recorded at its fair value as of the closing date. For additional information regarding the fair value of our interest in ClarkDietrich, refer to “Note P – Fair Value Measurements.”

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

Inventories:     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. We believe our inventories were valued appropriately as of May 31, 2012 and May 31, 2011.

Derivative Financial Instruments:    We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. All derivative instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item. The effective portion of gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income (“AOCI”) and are recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item. Ineffectiveness of the hedges during the fiscal year ended May 31, 2012 (“fiscal 2012”), the fiscal year ended May 31, 2011 (“fiscal 2011”) and the fiscal year ended May 31, 2010 (“fiscal 2010”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

Risks and Uncertainties:     As of May 31, 2012, we, together with our unconsolidated affiliates, operated 79 production facilities in 19 states and 12 countries. Our largest market is the automotive market, which comprised 34% of consolidated net sales in fiscal 2012. Our foreign operations represented 8% of consolidated net sales, 4% of pre-tax earnings attributable to controlling interest, and 30% of consolidated net assets as of and for the year ended May 31, 2012. As of May 31, 2012, approximately 6% of our consolidated labor force was represented by collective bargaining agreements. The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2012, our largest customer accounted for approximately 5% of our consolidated net sales, and our ten largest customers accounted for approximately 24% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables:     We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances, including limited warranties on certain products, are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales. The portion of the liability related to product warranties was immaterial at May 31, 2012 and 2011.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts decreased approximately $821,000 during fiscal 2012 to $3,329,000.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $50,644,000, $57,765,000 and $60,529,000 during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The decrease in depreciation expense in fiscal 2012 and fiscal 2011 resulted largely from the deconsolidation of Dietrich and Gerstenslager in the fourth quarter of fiscal 2011. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets:    We use the purchase method of accounting for any business combinations initiated after June 30, 2002, and recognize amortizable intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

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

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2012 and fiscal 2011 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. However, future declines in the market and deterioration in earnings could lead to impairment charges in subsequent periods.

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. The loss recognized is equal to the amount that the carrying value of the asset or asset group exceeds fair value.

Our impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is largely based on cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcomes of the tests performed. See “Note C – Goodwill and Other Intangible Assets” for additional details regarding these assets and related impairment testing.

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

Stock-Based Compensation:    At May 31, 2012, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note I – Stock-Based Compensation.” All share-based awards, including grants of stock options, are recorded as expense in the consolidated statements of earnings based on their grant-date fair values.

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed and determinable and the ability to collect is probable. We provide, through charges to net sales, for returns and allowances based on experience and current customer activities. We also provide, through charges to net sales, for customer rebates and sales discounts based on specific agreements and recent and anticipated levels of customer activity. In circumstances where the collection of payment is not probable at the time of shipment, we defer recognition of revenue until payment is collected.

The business units that comprise the Worthington Global Group (the “Global Group”) operating segment, which have contributed less than 5% of consolidated net sales for each of the last three fiscal years, recognize revenue on a percentage-of-completion method. Refer to “Note M – Segment Data” for additional information.

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $4,788,000, $3,817,000 and $3,838,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

Statements of Cash Flows:    Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2012	2011	2010
Interest paid, net of amount capitalized	$18,281	$17,358	$9,814
Income taxes paid, net of (refunds)	46,445	53,194	(1,601)

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

Self-Insurance Reserves:     We are largely self-insured with respect to workers’ compensation, general and automobile liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims, which includes estimates of legal costs expected to be incurred, as well as an estimate of the cost of claims that has been incurred but not reported. These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends.

Recently Issued Accounting Standards:     In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In May 2011, amended accounting guidance was issued that resulted in common fair value measurements and disclosures under both U.S. GAAP and International Financial Reporting Standards. This amended guidance is explanatory in nature and does not require additional fair value measurements nor is it intended to result in significant changes in the application of current guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this amended accounting guidance on March 1, 2012, did not have a material impact on our financial position or results of operations.

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after

December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on June 1, 2012, will not impact our financial position or results of operations. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred to a later date that has yet to be determined. We are in the process of determining our method of presentation; however, we do not anticipate the adoption of this new accounting guidance will have a material impact on our financial position or results of operations.

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

Note B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2012, these equity investments and the percentage interests owned consisted of: ArtiFlex (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), Samuel Steel Pickling Company (31%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

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

(in thousands)
Inventories (1)	$1,900
Intangible assets (2)	8,200
Property, plant and equipment, net (3)	8,198

Total identifiable assets	18,298
Equity method goodwill (4)	12,800

Total excess fair value	$31,098

(1)	Recognized as an adjustment to equity income as the related inventories are sold.

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

On March 18, 2011, we joined with Gestamp Renewables group to create the Gestamp JV, a 50%-owned joint venture focused on producing towers for wind turbines being constructed in North America. The Gestamp JV planned to construct its initial production facility in Cheyenne, Wyoming; however, due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit, construction of this facility has been placed on hold. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

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

(in thousands)
Inventories (1)	$15,000
Intangible assets (2)	14,400
Property, plant and equipment, net (3)	(10,180)

Total identifiable assets	19,220
Equity method goodwill (4)	1,100

Total excess fair value	$20,320

(1)	Recognized as an adjustment to equity income as the related inventories are sold.
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

On November 19, 2010, we joined with Hubei Modern Urban Construction and Development Group Co., Ltd. to create WMSFMCo. We contributed approximately $6,100,000 of cash in exchange for a 40% ownership interest. The purpose of WMSFMCo. is to design, manufacture, assemble and distribute steel framing materials and accessories for construction projects in five Central Chinese provinces and to provide project management and building design and construction supply services thereto. Our investment in this joint venture is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest.

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

We received distributions from unconsolidated affiliates totaling $138,471,000, $57,146,000 and $52,970,000 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, including a one-time special dividend of $50,000,000 in connection with a refinancing transaction completed by WAVE in December 2011. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $69,165,000 and $10,715,000 at May 31, 2012 and 2011, respectively. In accordance with the applicable accounting guidance, we reclassify the negative balance to the liability section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

The following table presents combined information of the financial position for affiliated companies accounted for using the equity method as of May 31, 2012 and 2011:

(in thousands)	2012	2011
Current assets	$626,975	$597,222
Noncurrent assets	345,500	260,805

Total assets	$972,475	$858,027

Current liabilities	$174,016	$184,467
Current maturities of long-term debt	5,305	-
Long-term debt	289,308	150,229
Other noncurrent liabilities	21,934	5,365
Equity	481,912	517,966

Total liabilities and equity	$972,475	$858,027

The following table presents financial results of our three largest affiliated companies for the fiscal years ended May 31, 2012, 2011 and 2010. All other affiliated companies are combined and presented in the Other category.

(in thousands)	2012	2011	2010
Net sales
WAVE	$364,530	$346,717	$319,821
ClarkDietrich	564,624	165,807	-
TWB	312,943	272,191	220,500
Other	443,646	249,716	168,458

Total net sales	$1,685,743	$1,034,431	$708,779

Gross margin
WAVE	$163,563	$154,194	$146,045
ClarkDietrich	61,703	17,115	-
TWB	42,124	34,756	29,753
Other	62,758	32,018	13,824

Total gross margin	$330,148	$238,083	$189,622

Operating income
WAVE	$127,305	$116,295	$111,524
ClarkDietrich	27,094	8,323	-
TWB	28,141	21,470	14,982
Other	38,473	22,056	4,660

Total operating income	$221,013	$168,144	$131,166

Depreciation and amortization
WAVE	$4,142	$3,991	$3,767
ClarkDietrich	14,271	8	-
TWB	3,259	3,900	3,783
Other	12,481	3,553	3,140

Total depreciation and amortization	$34,153	$11,452	$10,690

Interest expense
WAVE	$3,427	$1,375	$1,366
ClarkDietrich	3	-	-
TWB	-	-	-
Other	2,617	137	116

Total interest expense	$6,047	$1,512	$1,482

Income tax expense
WAVE	$2,789	$2,669	$2,457
ClarkDietrich	-	-	-
TWB	5,458	4,233	1,408
Other	6,867	3,224	1,760

Total income tax expense	$15,114	$10,126	$5,625

Net earnings
WAVE	$121,261	$112,544	$107,776
ClarkDietrich	27,203	8,331	-
TWB	22,952	18,022	14,469
Other	30,317	17,782	5,592

Total net earnings	$201,733	$156,679	$127,837

At May 31, 2012, $32,958,000 of our consolidated retained earnings represented undistributed earnings, net of tax, of our unconsolidated affiliates.

Note C — Goodwill and Other Intangible Assets

Goodwill

The following table summarized the changes in the carrying amount of goodwill during fiscal 2012 and fiscal 2011 by reportable business segment:

	Pressure Cylinders	Engineered Cabs	Metal Framing	Other	Total
(in thousands)
Balance at May 31, 2010
Goodwill	$79,543	$-	$96,943	$24,651	$201,137
Accumulated impairment losses	-	-	(96,943)	(24,651)	(121,594)

	79,543	-	-	-	79,543
Acquisitions and purchase accounting adjustments	11,536	-	-	-	11,536
Translation adjustments	2,554	-	-	-	2,554

Balance at May 31, 2011
Goodwill	93,633	-	96,943	24,651	215,227
Accumulated impairment losses	-	-	(96,943)	(24,651)	(121,594)

	93,633	-	-	-	93,633

Acquisitions and purchase accounting adjustments	17,730	45,230	-	5,651	68,611
Translation adjustments	(5,563)	-	-	-	(5,563)

Balance at May 31, 2012
Goodwill	105,800	45,230	96,943	30,302	278,275
Accumulated impairment losses	-	-	(96,943)	(24,651)	(121,594)

	$105,800	$45,230	$-	$5,651	$156,681

The increase in the carrying amount of goodwill during fiscal 2012 and fiscal 2011 resulted primarily from acquisitions completed during those respective fiscal years. For additional information regarding these acquisitions, refer to “Note N – Acquisitions.”

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to 20 years. The following table summarizes other intangible assets by class as of May 31, 2012 and 2011:

	2012		2011
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$27,581	$-	$850	$-

Total indefinite-lived intangible assets	27,581	-	850	-
Definite-lived intangible assets:
Patents and trademarks	4,232	1,123	4,184	2,707
Customer relationships	74,521	12,032	23,587	7,935
Non-compete agreements	5,383	2,111	1,893	1,525
Other	4,719	837	2,132	521

Total definite-lived intangible assets	88,855	16,103	31,796	12,688

Total intangible assets	$116,436	$16,103	$32,646	$12,688

The increase in the carrying amount of other intangible assets resulted primarily from acquisitions completed during fiscal 2012. For additional information regarding these acquisitions, refer to “Note N – Acquisitions.”

Amortization expense of $5,229,000, $3,293,000 and $4,124,000 was recognized during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2013	$7,518
2014	7,503
2015	7,313
2016	7,021
2017	6,585

Note D — Restructuring and Other Expense

In fiscal 2008, we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases. As a result of the Transformation Plan and its related efforts, we have incurred certain asset impairments which have been included within restructuring and other expense in our consolidated statements of earnings. Asset impairment charges that are not a result of these efforts have been included within impairment of long-lived assets in our consolidated statements of earnings, except for the impairment charges incurred in connection with the formations of the unconsolidated joint ventures, ArtiFlex and ClarkDietrich, during the fourth quarter of fiscal 2011. As more fully discussed in “Note A – Summary of Significant Accounting Policies,” these impairment charges were recognized within the joint venture transactions line in our consolidated statements of earnings.

To date, we have completed the transformation phases in each of the core facilities within our Steel Processing operating segment, including the facilities of our Mexican joint venture. We also substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich. Transformation efforts within our Pressure Cylinders operating segment, which began during the first quarter of fiscal 2012, are ongoing.

When this process began, we retained a consulting firm to assist in the development and implementation of the Transformation Plan. As the Transformation Plan progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan. Although the consulting firm was again engaged as we rolled out the Transformation Plan in our Pressure Cylinders operating segment, most of the work is now being done by our internal teams. These internal teams are now an integral part of our business and constitute what we refer to as the Centers of Excellence (“COE”). The COE will continue to monitor the performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The majority of the expenses related to the COE will be included in selling, general and administrative expense going forward, except where they relate to a first time diagnostics phase of the Transformation Plan.

Since the initiation of the Transformation Plan, the following actions have been taken:

•

During the first quarter of fiscal 2008, an initial headcount reduction plan was put into place, utilizing a combination of voluntary retirement and severance packages. A total of 63 individuals were impacted.

•	On September 25, 2007, we announced the closure or downsizing of five locations in our Metal Framing segment. These actions were completed as of May 31, 2008 and included headcount reductions of 165.

•	During the first quarter of fiscal 2009, the Metal Framing corporate offices were moved from Pittsburgh and Blairsville, Pennsylvania, to Columbus, Ohio. Headcount was reduced by 33.

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

•

On March 1, 2011, as more fully described in “Note A – Summary of Significant Accounting Policies,” we completed the contribution of our metal framing business, including six of the 13 facilities, to ClarkDietrich. As a result of the planned closure of the retained facilities, approximately $7,183,000 of employee severance and $4,033,000 of post-closure facility exit and other costs were recognized during the fourth quarter of fiscal 2011.

•	During fiscal 2012, the following additional actions were taken in connection with the wind-down of our metal framing business:

•	Approximately $9,116,000 of facility exit and other costs were incurred in connection with the closure of the retained facilities.

•	The severance accrual was adjusted downward, resulting in a $998,000 credit to earnings.

•	Certain assets of the retained facilities classified as held for sale were disposed of for cash proceeds of approximately $14,005,000 resulting in a net gain of approximately $5,417,000.

•

The assets of our Vinyl division, which were also classified as held for sale, were sold to our unconsolidated affiliate, ClarkDietrich, for cash proceeds of approximately $6,125,000 resulting in a gain of approximately $766,000.

•

Certain steel processing assets acquired in connection with the formation of ClarkDietrich and classified as held for sale were disposed of for cash proceeds of approximately $10,948,000 resulting in a gain of approximately $2,102,000.

These items were recognized within the joint venture transactions caption in our consolidated statements of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our Metal Framing operating segment.

•

During fiscal 2012, we engaged a consulting firm to assist with the ongoing transformation efforts within our Pressure Cylinders operating segment. As a result, we incurred professional fees of $4,758,000, which were classified as restructuring and other expense in our consolidated statements of earnings. Services provided included assistance through diagnostic tools, performance improvement technologies, project management techniques, benchmarking information and insights that directly related to the Transformation Plan.

•	During the fourth quarter of fiscal 2012, we announced the closure of our commercial stairs business and accrued $1,143,000 of employee severance.

A progression of the liabilities created as part of the Transformation Plan, combined with a reconciliation to the restructuring and other expense line in our consolidated statement of earnings for fiscal 2011, is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$893	$8,687	$(2,371)	$11	$7,220
Facility exit and other costs	560	6,052	(6,030)	(173)	409

	$1,453	14,739	$(8,401)	$(162)	$7,629

Non-cash charges		203
Net gain on dispositions		(1,073)
Joint venture transactions		(11,216)

Restructuring and other expense		$2,653

A progression of the liabilities created as part of the Transformation Plan, combined with a reconciliation to the restructuring and other expense line in our consolidated statement of earnings for fiscal 2012, is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$7,220	$245	$(3,824)	$1,251	$4,892
Facility exit and other costs	409	9,116	(9,630)	796	691
Professional fees	-	4,758	(4,758)	-	-

	$7,629	14,119	$(18,212)	$2,047	$5,583

Net gain on dispositions		(8,285)
Joint venture transactions		150

Restructuring and other expense		$5,984

The adjustment to the early retirement and severance line item above relates primarily to the reclassification of severance costs to be reimbursed by MISA in connection with the ClarkDietrich formation to the assets section of the balance sheet during fiscal 2012.

Note E – Contingent Liabilities and Commitments

Legal Proceedings

On January 27, 2012, the Fifth Appellate District of the Ohio Court of Appeals upheld a lower court ruling against the Company for professional negligence regarding the wrongful death of an employee of a third-party freight company. The lower court’s ruling awarded damages to the plaintiff of approximately $3,700,000; however, our overall exposure related to this matter is limited under our stop-loss insurance policy. As a result, we accrued an additional pre-tax charge of $1,500,000, which was recorded within SG&A expense during fiscal 2012.

In connection with the acquisition of the BernzOmatic business (“Bernz”) of Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc., we settled a dispute over our early termination of a supply contract for $10,000,000. Reserves previously recognized in connection with this matter totaled $14,402,000. Refer to “NOTE N – Acquisitions” for additional information regarding our acquisition of Bernz.

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

Pressure Cylinders Voluntary Product Recall

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, propylene and MAAP® cylinders and related hand torch kits. The recall is a precautionary step and involves a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. There have been no reported incidents of fire or injury caused by this situation. In connection with this matter, we recorded certain accruals for our estimated probable costs during the quarter-ended November 30, 2011, consisting of $4,737,000 for product returns and $3,883,000 for recall-related costs. In addition, we wrote-off $1,051,000 of affected inventory.

A progression of the liabilities recorded in connection with this matter during fiscal 2012 is summarized in the following table:

(in thousands)	Beginning Balance	Reserves Used	Changes in Estimates	Ending Balance
Product returns	$4,737	$(3,650)	$(809)	$278
Recall-related costs	3,883	(4,692)	809	-

Total	$8,620	$(8,342)	$-	$278

We believe these liabilities are sufficient to absorb our remaining direct costs related to the recall, which we expect to be paid during the first quarter of fiscal 2013. Recoveries, if any, will not be recorded until an agreement is reached with the supplier.

Purchase Commitments

To secure access to a facility used to regenerate acid used in certain Steel Processing locations, we have entered into unconditional purchase obligations with a third party under which three of our Steel Processing facilities deliver their spent acid for processing annually through the fiscal year ending May 31, 2019. In addition, we are required to pay for freight and utilities used in regenerating the spent acid. Total net payments to this third party were $4,353,000, $4,347,000 and $4,270,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. At May 31, 2012, the aggregate amount of future payments required under this arrangement for the next five fiscal years and thereafter was as follows:

(in thousands)
2013	$2,367
2014	2,367
2015	2,367
2016	2,367
2017	2,367
Thereafter	4,734

Total	$16,569

We may terminate the unconditional purchase obligations at any time by purchasing this facility at its then fair market value.

Royalty Agreements

In connection with the acquisition of the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman Cylinders”), we executed a trademark license agreement whereby we are required to make minimum annual royalty payments of $2,000,000 in exchange for the exclusive right to use certain Coleman trademarks within the United States and Canada in connection with our operation of the acquired business. For additional information regarding the acquisition of Coleman Cylinders, refer to “Note N – Acquisitions.”

Note F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2012, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14,940,000 at May 31, 2012. We have also guaranteed the repayment of a $5,000,000 term loan held by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

We also had in place $10,982,000 of outstanding stand-by letters of credit as of May 31, 2012. These letters of credit were issued to third-party service providers and had no amounts drawn against them at May 31, 2012. The fair value of these guarantee instruments, based on premiums paid, was not material at May 31, 2012.

Note G – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31:

(in thousands)	2012	2011
Short-term borrowings	$274,923	$132,956
Floating rate senior notes due December 17, 2014	100,000	100,000
6.50% senior notes due April 15, 2020	149,871	149,854
Industrial revenue bonds due March 2013	281	-
Industrial revenue bonds due April 2019	2,423	-
Secured term loan	5,816	-
Other	400	400

Total debt	533,714	383,210
Less: current maturities and short-term borrowings	276,252	132,956

Total long-term debt	$257,462	$250,254

We maintain a revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2013. The AR Facility was available throughout fiscal 2012 and fiscal 2011. During the third quarter of fiscal 2012, we increased our borrowing capacity under the AR Facility from $100,000,000 to $150,000,000. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $150,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, and concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2012, the pool of eligible accounts receivable exceeded the $150,000,000 limit, and $135,000,000 of undivided ownership interests in this pool of accounts receivable had been sold. In accordance with the applicable accounting guidance, the net proceeds received and outstanding at May 31, 2012 and 2011, or $135,000,000 and $90,000,000, respectively, have been classified as short-term borrowings in our consolidated balance sheets. Facility fees of $1,232,000, $1,148,000 and $1,172,000 were incurred during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Short-term borrowings at May 31, 2012, also included $135,610,000 of borrowings under our new $425,000,000 unsecured multi-year revolving credit facility (the “Credit Facility”) with a group of lenders, which was executed on May 4, 2012. The Credit Facility matures in May 2017 and replaced our $400,000,000 facility that was set to expire in May 2013. Borrowings under the Credit Facility have maturities of less than one year. Interest rates on borrowings and related facility fees are based on our senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. The average variable rate was 1.29% at May 31, 2012. As discussed in “Note F – Guarantees,” we provided $10,982,000 in letters of credit for third-party beneficiaries as of May 31, 2012. While not drawn against at May 31, 2012, these letters of credit are issued against availability under the Credit Facility, leaving $278,408,000 available under the Credit Facility at May 31, 2012.

The remaining balance of short-term borrowings at May 31, 2012, consisted of $4,313,000 outstanding under a $9,500,000 credit facility maintained by our consolidated joint venture, WNCL. This credit facility matures in November 2012 and bears interest at a variable rate. The applicable variable rate was 2.50% at May 31, 2012.

At May 31, 2012, we had $100,000,000 aggregate principal amount of unsecured floating rate senior notes outstanding, which are due on December 17, 2014 (the “2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. See “Note O – Derivative Instruments and Hedging Activities” for additional information regarding this interest rate swap agreement.

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

In connection with the acquisition of Angus Industries, Inc. (“Angus”) on December 29, 2011, we assumed industrial revenue bonds (“IRBs”) issued by the South Dakota Economic Development Finance Authority that had outstanding principal balances of $620,000 and $2,490,000 and mature in March 2013 (the “2013 IRBs”) and April 2019 (the “2019 IRBs”), respectively. The 2013 IRBs require monthly payments of $28,000 and bear interest at rates between 3.75% and 5.25%. The 2019 IRBs require monthly payments of approximately $31,000 and bear interest at rates between 2.75% and 5.00%. Refer to “Note N – Acquisitions” for additional information regarding the acquisition of Angus.

On April 27, 2012, we executed a $5,880,000 seven-year term loan that matures on May 1, 2019 and requires monthly payments of $76,350. The loan bears interest at a rate of 2.49% and is secured by an aircraft that was purchased with its proceeds.

Maturities on long-term debt and short-term borrowings in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2013	$276,252
2014	1,172
2015	101,202
2016	1,238
2017	1,274
Thereafter	152,576

Total	$533,714

Note H — Equity

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

Common Shares:    On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. At May 31, 2012, 6,027,832 common shares remained available for repurchase under this repurchase authorization. The common shares available for repurchase under the June 29, 2011 authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. During fiscal 2012 and fiscal 2011, we paid $73,418,000 and $132,764,000 to repurchase 4,466,970 and 7,954,698 of our common shares, respectively.

Accumulated Other Comprehensive Income:    The components of AOCI, net of tax, were as follows at May 31:

(in thousands)	2012	2011
Foreign currency translation	$(1,355)	$13,448
Defined benefit pension liability	(12,494)	(3,253)
Cash flow hedges	(6,538)	(6,220)

Accumulated other comprehensive income (loss), net of tax	$(20,387)	$3,975

A net loss of $1,245,000 (net of tax of $794,000), $2,431,000 (net of tax of $1,487,000) and $2,219,000 (net of tax of $1,222,000) were reclassified from AOCI for cash flow hedges in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

The estimated net amount of the existing losses in AOCI at May 31, 2012 expected to be reclassified into net earnings within the succeeding twelve months was $1,135,000 (net of tax of $724,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2012, and will change before actual reclassification from AOCI to net earnings during the fiscal year ending May 31, 2013.

Note I – Stock-Based Compensation

Stock-Based Compensation Plans

Under our employee and non-employee director stock-based compensation plans, we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees. A total of 23,249,000 of our common shares have been authorized for issuance in connection with the stock-based compensation plans in place at May 31, 2012.

We recognized pre-tax stock-based compensation expense for stock options and restricted share awards of $11,742,000 ($7,871,000 after-tax), $6,173,000 ($4,163,000 after-tax) and $4,570,000 ($2,826,000 after-tax) during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. At May 31, 2012, the total unrecognized compensation cost related to non-vested awards was $21,044,000, which will be expensed over the next four fiscal years.

Stock options may be granted to purchase common shares at not less than 100% of fair market value on the date of the grant. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, stock options granted to employees vest and become exercisable at the rate of (i) 20% per year for options issued before June 30, 2011, and (ii) 33% per year for options issued on or after June 30, 2011, in each case beginning one year from the date of grant and expire ten years after the date of grant. Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the date of grant or (b) the date on which the next annual meeting of shareholders is held following the date of grant for any stock option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc. Stock options can be exercised through net-settlement, at the election of the option holder.

In addition to stock options, we have awarded performance shares to certain key employees that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2012, 2013 and 2014. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.

We have also awarded restricted shares to certain employees and non-employee directors. These restricted shares are valued at the closing market price of common shares of Worthington Industries, Inc. on the date of the grant. Service-based restricted shares vest under the same parameters as the stock options discussed above. Vesting of market-based restricted shares is contingent upon our common shares reaching a specific price per share for a specific period of time as discussed more fully below,

Non-Qualified Stock Options

U.S. GAAP requires that all share-based awards, including grants of stock options, be recorded as expense in the statement of earnings based on their grant-date fair value. We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options incorporates the following assumptions: expected volatility (based on the historical volatility of our common shares); risk-free interest rate (based on the United States Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); dividend yield (based on annualized current dividends and an average quoted price of our common shares over the preceding annual period).

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

(in thousands, except per share amounts)	2012	2011	2010
Granted	600	2,437	993
Weighted average exercise price, per share	$21.15	$12.27	$13.36
Weighted average grant date fair value, per share	$7.42	$4.88	$4.85
Pre-tax stock-based compensation	$4,456	$9,715	$3,968

The weighted average fair value of stock options granted in fiscal 2012, fiscal 2011 and fiscal 2010 was based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Assumptions used:
Dividend yield	2.70%	2.80%	3.10%
Expected volatility	51.70%	53.80%	47.90%
Risk-free interest rate	1.90%	2.10%	2.90%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2012		2011		2010
(in thousands, except per share)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,852	$16.29	6,172	$17.67	5,750	$18.16
Granted	600	21.15	2,437	12.27	993	13.36
Exercised	(675)	16.87	(422)	12.96	(227)	12.75
Expired	-	-	-	-	-	-
Forfeited	(266)	15.55	(335)	16.00	(344)	16.69

Outstanding, end of year	7,511	16.65	7,852	16.29	6,172	17.67

Exercisable at end of year	4,404	17.72	3,917	18.24	3,631	17.79

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2012
Outstanding	7,511	5.53	$11,786
Exercisable	4,404	4.12	3,381

May 31, 2011
Outstanding	7,852	6.30	$43,876
Exercisable	3,917	4.27	14,312

May 31, 2010
Outstanding	6,172	5.89	$2,671
Exercisable	3,631	4.41	1,268

During fiscal 2012, the total intrinsic value of stock options exercised was $3,220,000. The total amount of cash received from the exercise of stock options was $11,116,000 during fiscal 2012, and the related excess tax benefit realized from the exercise of these stock options was $578,000.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2012:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	3,935	$5.14
Granted	600	7.50
Vested	(1,160)	5.29
Forfeited	(268)	5.36

Non-vested, end of year	3,107	$5.52

Service-Based Restricted Common Shares

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

	2012	2011	2010
Granted	514,974	26,100	21,750
Weighted average grant date fair value, per share	$14.57	$15.33	$13.90
Pre-tax stock-based compensation (in thousands)	$7,501	$400	$302

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

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $7,226,000 and the derived service period was determined to be 0.81 years.

On September 14, 2011, the award agreements for these restricted common shares were amended to include a three-year service-based vesting condition in addition to the market-based vesting condition established in the original agreements. The amended awards were accounted for as a modification of the original awards in accordance with the applicable accounting guidance. No incremental compensation expense was recognized in connection with the modification, as the fair value of the modified awards did not exceed the fair value of the original awards. Accordingly, the remaining unrecognized compensation expense of the original awards as of the modification date, or $5,739,000, will be recorded on a straight-line basis over the modified service period, or approximately three years.

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

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2012	2011	2010
Defined benefit plan:
Service cost	$-	$575	$490
Interest cost	1,213	1,140	1,059
Actual return on plan assets	(789)	3,921	3,152
Net amortization and deferral	(756)	(4,825)	(3,811)

Net periodic pension cost (benefit) on defined benefit plan	(332)	811	890
Defined contribution plans	8,643	9,870	8,817

Total retirement plan cost	$8,311	$10,681	$9,707

The following actuarial assumptions were used for our defined benefit plan:

	2012	2011	2010
To determine benefit obligation:
Discount rate	4.16%	5.60%	6.00%
To determine net periodic pension cost:
Discount rate	5.60%	6.00%	7.45%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The Gerstenslager Plan’s expected long-term rate of return in fiscal 2012, fiscal 2011 and fiscal 2010 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement. In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the Gerstenslager Plan during fiscal 2012 and fiscal 2011 as of the respective measurement dates:

(in thousands)	May 31, 2012	May 31, 2011
Change in benefit obligation
Benefit obligation, beginning of year	$21,814	$19,451
Service cost	-	575
Interest cost	1,213	1,140
Actuarial loss	10,496	1,061
Benefits paid	(500)	(413)

Benefit obligation, end of year	$33,023	$21,814

Change in plan assets
Fair value, beginning of year	$19,808	$14,993
Actual return on plan assets	(789)	3,921
Company contributions	1,227	1,307
Benefits paid	(500)	(413)

Fair value, end of year	$19,746	$19,808

Funded status	$(13,277)	$(2,006)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(13,277)	$(2,006)
Accumulated other comprehensive income	16,897	4,067
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	16,897	4,067

Total	$16,897	$4,067

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal year ended May 31:

(in thousands)	2012	2011
Net actuarial gain (loss)	$(12,899)	$1,606
Amortization of prior service cost	70	350

Total recognized in other comprehensive income	$(12,829)	$1,956

Total recognized in net periodic benefit cost and other comprehensive income	$(12,497)	$1,145

The estimated net loss and prior service cost for the defined benefit plan that will be amortized from AOCI into net periodic pension cost over the fiscal year ending May 31, 2013 are $439,000 and $0, respectively.

Pension plan assets are required to be disclosed at fair value in the consolidated financial statements. Fair value is defined in “Note P – Fair Value Measurements.” The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2012:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$74	$74	$-	$-
Bond Funds	6,350	6,350	-	-
Equity Funds	13,322	13,322	-	-

Totals	$19,746	$19,746	$-	$-

The following table sets forth by level within the fair value hierarchy a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2011:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$349	$349	$-	$-
Bond Funds	5,579	5,579	-	-
Equity Funds	13,880	13,880	-	-

Totals	$19,808	$19,808	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31, 2012	May 31, 2011
Asset category
Equity securities	68%	70%
Debt securities	32%	28%
Other	0%	2%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumptions of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20-40% fixed income investments. Employer contributions of $1,259,000 are expected to be made to the defined benefit plan during fiscal 2013.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted:

(in thousands)
2013	$597
2014	635
2015	695
2016	754
2017	852
2018-2021	6,278

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $5,636,000 and $6,667,000 at May 31, 2012 and 2011, respectively, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $623,000, $506,000 and $728,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The assumed salary rate increase was 3.0%, for fiscal 2012, fiscal 2011 and fiscal 2010. The discount rate at May 31, 2012, 2011 and 2010 was 4.50%, 5.50% and 5.00%, respectively. Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note K – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

(in thousands)	2012	2011	2010
United States based operations	$162,285	$166,137	$73,122
Non – United States based operations	14,972	16,393	5,035

Earnings before income taxes	177,257	182,530	78,157
Less: Net earnings attributable to noncontrolling interests*	9,758	8,968	6,266

Earnings before income taxes attributable to controlling interest	$167,499	$173,562	$71,891

*	Net earnings attributable to noncontrolling interest are not taxable to Worthington.

Significant components of income tax expense (benefit) for the years ended May 31 were as follows:

(in thousands)	2012	2011	2010
Current
Federal	$47,543	$47,698	$30,080
State and local	2,756	1,246	1,333
Foreign	830	2,070	1,347

	51,129	51,014	32,760

Deferred
Federal	67	3,950	(6,804)
State and local	(69)	3,599	1,399
Foreign	777	(67)	(705)

	775	7,482	(6,110)

	$51,904	$58,496	$26,650

Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $32,000, $835,000, and $6,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income (loss) [“OCI”] were $4,975,000, ($760,000), and $1,163,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Tax benefits related to cash flow hedges that were credited to OCI were $318,000, $563,000, and $854,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

A reconciliation of the 35% federal statutory tax rate to total tax provision follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.7	1.8	(1.5)
Change in state and local valuation allowances	(0.1)	1.0	5.0
Change in income tax accruals for resolution of tax audits	-	0.2	1.9
Non-U.S. income taxes at other than 35%	(2.2)	(2.2)	(1.6)
Qualified production activities deduction	(2.8)	(1.9)	(2.1)
Other	(0.6)	(0.2)	0.4

Effective tax rate attributable to controlling interest	31.0%	33.7%	37.1%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 29.3%, 32.0% and 34.1% for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The change in effective income tax rates, upon inclusion of net earnings attributable to noncontrolling interests, is primarily a result of our Spartan consolidated joint venture. The earnings attributable to the noncontrolling interest in Spartan do not generate tax expense to Worthington since the investors in Spartan are taxed directly based on the earnings attributable to them.

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

The total amount of unrecognized tax benefits were $4,410,000, $5,381,000, and $5,933,000 as of May 31, 2012, May 31, 2011 and May 31, 2010, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $2,862,000 as of May 31, 2012. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2012, May 31, 2011 and May 31, 2010, we had accrued liabilities of $1,219,000, $1,184,000 and $1,232,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at June 1, 2011	$5,381
Increases - tax positions taken in prior years	961
Decreases – tax positions taken in prior years	(540)
Increases (decreases) – current tax positions	-
Settlements	(683)
Lapse of statutes of limitations	(709)

Balance at May 31, 2012	$4,410

Approximately $470,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2008 and forward

U.S. State and Local – 2005 and forward

Austria – 2006 and forward

Canada – 2008 and forward

Earnings before income taxes attributable to foreign sources for fiscal 2012, fiscal 2011 and fiscal 2010 were as noted above. As of May 31, 2012, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture. Accordingly, no deferred tax liability has been recorded for those foreign earnings, except those that pertain to TWB. Undistributed earnings of our foreign subsidiaries at May 31, 2012 were approximately $265,000,000. If such earnings were not permanently reinvested, a deferred tax liability of approximately $20,000,000 would have been required.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2012	2011
Deferred tax assets
Accounts receivable	$1,640	$1,870
Inventories	5,323	5,932
Accrued expenses	30,403	29,227
Net operating and capital loss carry forwards	21,664	22,501
Tax credit carry forwards	1,044	1,265
Stock-based compensation	10,771	7,187
Derivative contracts	5,134	3,761
Other	12	7

Total deferred tax assets	75,991	71,750
Valuation allowance for deferred tax assets	(22,025)	(22,292)

Net deferred tax assets	53,966	49,458
Deferred tax liabilities
Property, plant and equipment	(60,373)	(58,606)
Undistributed earnings of unconsolidated affiliates	(45,159)	(43,947)
Other	(666)	(583)

Total deferred tax liabilities	(106,198)	(103,136)

Net deferred tax liabilities	$(52,232)	$(53,678)

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

(in thousands)	2012	2011
Current assets:
Deferred income taxes	$20,906	$28,297
Other assets:
Deferred income taxes	-	2,006
Current liabilities:
Other accrued items	(39)	-
Noncurrent liabilities:

Deferred income taxes	(73,099)	(83,981)

Net deferred tax liabilities	$(52,232)	$(53,678)

At May 31, 2012, we had tax benefits for state net operating loss carry forwards of $18,102,000 that expire from fiscal 2014 to the fiscal year ending May 31, 2032. At May 31, 2012, we had tax benefits for foreign net operating loss carry forwards of $2,222,000 for income tax purposes that expire from fiscal 2013 to the fiscal year ending May 31, 2019. At May 31, 2012, we had a tax benefit for a foreign capital loss carry forward of $1,340,000 with no future expiration date. At May 31, 2012, we had tax benefits for foreign tax credit carry forwards of $1,032,000 that expire in the fiscal year ending May 31, 2022.

The valuation allowance for deferred tax assets of $22,025,000 at May 31, 2012, is associated primarily with the net operating and capital loss carry forwards and foreign tax credit carry forwards. The valuation allowance includes $1,032,000 for federal, $17,230,000 for state and $3,763,000 for foreign. The federal valuation allowance relates to foreign tax credits. The majority of the state valuation allowance relates to Metal Framing operations in various states and our Decatur, Alabama facility, while the foreign valuation allowance relates to operations in China, Canada, Poland, Luxembourg, India and the Czech Republic. Based on our history of profitability and taxable income projections, we have determined that it is more likely than not that the remaining net deferred tax assets are otherwise realizable.

Note L — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

(in thousands, except per share)	2012	2011	2010
Numerator (basic & diluted):
Net earnings attributable to controlling interest –income available to common shareholders	$115,595	$115,066	$45,241
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	69,651	74,803	79,127
Effect of dilutive securities	601	606	16

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	70,252	75,409	79,143

Basic earnings per share attributable to controlling interest	$1.66	$1.54	$0.57
Diluted earnings per share attributable to controlling interest	1.65	1.53	0.57

Stock options covering 3,451,046, 3,620,287 and 5,820,514 common shares for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods because the exercise price of the stock options was greater than the average market price of the common shares during the period.

Note M — Segment Data

In connection with the acquisition of Angus, as more fully described in “NOTE N – Acquisitions,” we established a new operating segment, Engineered Cabs, which is considered a separate reportable segment.

Our operations are managed principally on a products and services basis and include four reportable business segments: Steel Processing, Pressure Cylinders, Engineered Cabs and Metal Framing, each of which is comprised of a similar group of products and services. Factors used to identify reportable business segments include the nature of the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative guidance. A discussion of each of our reportable business segments is outlined below.

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

Pressure Cylinders:    The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and WNCL, a consolidated joint venture based in India that manufactures high-pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles as well as cylinders for compressed industrial gases. Our Pressure Cylinders operating segment manufactures and sells filled and unfilled pressure cylinders and various accessories for a diversified number of end-use market applications. The following is a detailed discussion of these markets:

•

Retail:    These products include liquefied petroleum gas (“LPG”) cylinders for barbecue grills and camping equipment, propane accessories, hand held torches and accessories including fuel cylinders, and Balloon Time® helium balloon kits. These products are sold primarily to mass merchandisers, cylinder exchangers and distributors.

•

Alternative fuels:    The sector includes Type I, II, and III cylinders for containment of compressed natural gas and hydrogen for automobiles, buses, and light-duty trucks, as well as propane/autogas cylinders for automobiles.

•

Industrial and Other:    This market sector includes industrial, refrigerant, and certain LPG cylinders, as well as other specialty products. Cylinders in these markets are generally sold to gas producers and distributors. Industrial cylinders hold fuel for uses such as cutting, welding, breathing (medical, diving and firefighting), semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Specialty products include air reservoirs for truck and truck trailers, which are sold to original equipment manufacturers, and a variety of fire suppression and chemical tanks.

Engineered Cabs:    This operating segment designs and manufactures high-quality, custom-engineered open and closed cabs and operator stations for a wide range of heavy mobile equipment in a range of industries. Engineered Cabs also manufactures other specialty weldments, kits, accessories, and cab components. The segment’s core capabilities are organized into two categories: 1) design and engineering and 2) manufacturing. Design and engineering capabilities consist of filling key project management roles from the initial design phase, prototyping and through final manufacturing and delivery of the finished product. Manufacturing capabilities are facilitated by computer-aided design and manufacturing systems as well as a variety of technologically advanced cutting, bending, forming, welding and painting equipment. Products and services are sold principally to original equipment manufacturers located primarily in the United States.

Metal Framing:    The Metal Framing operating segment consists of the Dietrich Metal Framing business unit. As more fully described in “Note A – Summary of Significant Accounting Policies,” on March 1, 2011, we contributed certain assets of Dietrich to ClarkDietrich, an unconsolidated joint venture. We retained seven of the 13 metal framing facilities, which continued to operate in support of the joint venture. , The financial results and operating performance of the retained facilities have been reported within the Metal Framing operating segment through August 31, 2011, the date by which all of the retained facilities had ceased operations and actions to locate buyers had been initiated. The contributed net assets, which were deconsolidated effective March 1, 2011, have been reported within Metal Framing on a historical basis.

Other:    Included in the Other category are operating segments that do not meet the applicable aggregation criteria and materiality tests for purposes of separate disclosure as reportable business segments, as well as other corporate-related entities. Through May 9, 2011, these operating segments included Automotive Body Panels, Steel Packaging, and the Global Group. On May 9, 2011, in connection with the contribution of our automotive body panels subsidiary, Gerstenslager, to the newly-formed joint venture, ArtiFlex, and resulting deconsolidation of the contributed net assets, we no longer maintain a separate Automotive Body Panels operating segment. Accordingly, subsequent to May 9, 2011, the operating segments comprising the Other category consist of Steel Packaging and the Global Group. Each of these operating segments is explained in more detail below. We will continue to report the historical financial results and operating performance of our former Automotive Body Panels operating segment on a historical basis through May 9, 2011. This former operating segment has historically been reported in the “Other” category for segment reporting purposes, as it has not met the applicable aggregation criteria or materiality thresholds for separate disclosure. Accordingly, this organizational change did not impact the composition of our reportable segments.

Steel Packaging:    This operating segment consists of Worthington Steelpac Systems, LLC (“Steelpac”), which designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles.

Global Group:    This operating segment consists of our Mid-Rise Construction business unit, which designs, supplies and builds mid-rise light-gauge steel framed commercial structures and multi-family housing units; our Military Construction business unit, which is involved in the supply and construction of metal framing products for, and in the framing of, single family housing, with a focus on military housing; and our Commercial Stairs business unit, which will cease operations in fiscal 2013. Also included within the Global Group are the recently-formed Global Development Group and Worthington Energy Group business units. The Worthington Energy Group business unit includes the recently-acquired operations of PSI Energy Solutions, LLC (“PSI”), a services firm that develops cost-effective energy solutions for public and private entities throughout North America. The purpose of the Global Group is to provide new organic growth platforms by applying our core competencies in markets that have high growth opportunities.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2012	2011	2010
Net sales
Steel Processing	$1,578,509	$1,405,492	$988,950
Pressure Cylinders	770,101	591,945	467,572
Engineered Cabs	104,272	-	-
Metal Framing	4,402	249,543	330,578
Other	77,417	195,644	155,934

Total net sales	$2,534,701	$2,442,624	$1,943,034

Operating income (loss)
Steel Processing	$71,578	$77,671	$51,353
Pressure Cylinders	45,108	48,954	30,056
Engineered Cabs	4,878	-	-
Metal Framing	(3,913)	(7,530)	(10,186)
Other	(16,041)	5,261	(49,260)

Total operating income	$101,610	$124,356	$21,963

Depreciation and amortization
Steel Processing	$26,843	$27,632	$26,290
Pressure Cylinders	20,407	14,734	12,936
Engineered Cabs	3,540	-	-
Metal Framing	765	9,623	14,591
Other	4,318	9,069	10,836

Total depreciation and amortization	$55,873	$61,058	$64,653

Pre-tax restructuring and other expense (income)
Steel Processing	$-	$(303)	$(488)
Pressure Cylinders	52	-	309
Engineered Cabs	-	-	-
Metal Framing	-	1,387	3,892
Other	5,932	1,569	530

Total pre-tax restructuring and other expense	$5,984	$2,653	$4,243

Pre-tax impairment of long-lived assets
Steel Processing	$-	$-	$-
Pressure Cylinders	-	-	-
Engineered Cabs	-	-	-
Metal Framing	-	-	-
Other	355	4,386	35,409

Total pre-tax impairment of long-lived assets	$355	$4,386	$35,409

Joint venture transactions
Steel Processing	$(2,102)	$-	$-
Pressure Cylinders	-	-	-
Engineered Cabs	-	-	-
Metal Framing	1,952	(1,810)	-
Other	-	(8,626)	-

Total joint venture transactions	$(150)	$(10,436)	$-

Total assets
Steel Processing	$703,336	$742,838	$674,953
Pressure Cylinders	575,250	481,361	393,639
Engineered Cabs	199,594	-	-
Metal Framing	7,688	37,069	203,072
Other	391,929	405,981	248,683

Total assets	$1,877,797	$1,667,249	$1,520,347

The following table presents net sales by geographic region for the years ended May 31:

(in thousands)	2012	2011	2010
United States	$2,333,575	$2,256,579	$1,832,286
Canada	29,097	32,891	39,751
Europe	150,458	116,071	70,997
Other	21,571	37,083	-

Total	$2,534,701	$2,442,624	$1,943,034

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2012	2011	2010
United States	$371,269	$337,894	$459,174
Canada	1,270	1,368	1,055
Europe	59,209	49,627	45,934
Other	11,329	16,445	-

Total	$443,077	$405,334	$506,163

Note N — Acquisitions

Fiscal 2012

PSI Energy Solutions

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

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of PSI, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Customer relationships	$1,540	15-20
Non-compete agreement	180	3
Other	1,670	10

Total acquired identifiable intangible assets	$3,390

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for PSI and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$784
Inventories	407
Intangible assets	3,390
Property, plant and equipment	66

Total identifiable assets	4,647
Accounts payable	(528)
Accrued liabilities	(437)

Net identifiable assets	3,682
Goodwill	5,651

Net assets	9,333
Noncontrolling interest	(2,333)

Total consideration paid	$7,000

Operating results of PSI have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2012 or fiscal 2011, would not be materially different than reported results.

Angus

On December 29, 2011, we acquired 100% of the outstanding economic interests of Angus for cash consideration of approximately $132,940,000 and the assumption of approximately $47,324,000 of debt, of which $44,341,000 was repaid prior to quarter-end. Additionally, we issued 382,749 restricted common shares to certain former employees of Angus who became employees of Worthington upon closing. These restricted common shares, which vest over a period of one or three years, had a grant-date fair value of approximately $6,300,000. Of this amount, approximately $1,100,000 was attributed to the purchase price. The remaining $5,200,000 will be recognized as stock-based compensation expense on a straight-line basis over the applicable service period. Angus designs and manufactures high-quality, custom-engineered open and closed cabs and operator stations for a wide range of heavy mobile equipment. The acquired net assets and related operations of Angus are included in our recently-formed operating segment, Engineered Cabs. In connection with the acquisition of Angus, we incurred approximately $780,000 of acquisition-related costs, which have been expensed as incurred and recognized within SG&A expense in our consolidated statements of earnings.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Angus, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Trade name	$19,100	Indefinite
Customer relationships	32,200	10-15
Non-compete agreement	640	3
Other	963	9

Total acquired identifiable intangible assets	$52,903

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for Angus and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$2,540
Accounts receivable	16,515
Inventories	22,865
Prepaid expenses and other current assets	1,281
Deferred income taxes	398
Intangible assets	52,903
Other noncurrent assets	74
Property, plant and equipment	57,570

Total identifiable assets	154,146
Accounts payable	(9,581)
Accrued liabilities	(7,483)
Other current liabilities	(948)
Long-term debt and other short-term borrowings	(47,324)

Net identifiable assets	88,810
Goodwill	45,230

Total consideration transferred	$134,040

Operating results of Angus have been included in our consolidated statements of earnings from the acquisition date, forward, and are disclosed in “Note M – Segment Operations.”

Pro forma net sales and net earnings of the combined entity had the acquisition occurred on June 1, 2010, are summarized as follows:

(unaudited, in thousands)	Net sales	Net earnings
Supplemental pro forma from June 1, 2011—May 31, 2012	$2,667,478	$138,250
Supplemental pro forma from June 1, 2010—May 31, 2011	2,573,251	128,191

Supplemental pro forma earnings for fiscal 2012 were adjusted to exclude $508,000 of acquisition-related costs and $2,347,000 of non-recurring expense related to the fair value adjustment to acquisition-date inventory. Supplemental pro forma earnings for fiscal 2011 were adjusted to include these charges.

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

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Coleman Cylinders, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Customer relationships	$4,400	15
Non-compete agreement	160	5

Total acquired identifiable intangible assets	$4,560

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

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

STAKO

On September 30, 2011, we completed the acquisition of Poland-based STAKO sp.Z o.o. (“STAKO”) for cash consideration of approximately $41,500,000. STAKO manufactures liquefied natural gas, propane and butane fuel tanks for use in passenger cars, buses and trucks. The acquired business became part of our Pressure Cylinders operating segment upon closing of this transaction.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of STAKO, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Trade name	$1,500	10
Customer relationships	2,500	10-15
Non-compete agreement	400	3

Total acquired identifiable intangible assets	$4,400

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is not expected to be deductible for income tax purposes.

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

The settlement gain was recognized within SG&A expense in our fiscal 2012 consolidated statement of earnings to correspond with the classification of the reserves previously recognized in connection with this matter. An income approach that incorporated market participant assumptions regarding the estimate of future cash flows and the possible variations among those cash flows was used to measure fair value. In accordance with the accounting guidance for a business combination, the fair value of the settlement feature was excluded from the fair value of the consideration transferred for purposes of the purchase price allocation.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Bernz, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Trade name	$8,481	Indefinite
Customer relationships	10,473	9-13
Non-compete agreements	2,268	5

Total acquired identifiable intangible assets	$21,222

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

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

Fiscal 2011

MISA Metals, Inc.

On March 1, 2011, we acquired, as partial consideration for the contribution of our metal framing business to ClarkDietrich, the net assets of certain MMI steel processing locations (the “MMI acquisition”). The acquired net assets became part of our Steel Processing operating segment upon closing of the transaction. During the fourth quarter of fiscal 2012, we sold the steel processing assets of two of the three acquired facilities.

As discussed in “Note A – Summary of Significant Accounting Policies,” in accordance with the accounting guidance for the deconsolidation of a subsidiary, the consideration received, including the steel processing assets of MMI, was recognized at fair value. Accordingly, the enterprise fair value of the acquired business, or $72,600,000, represents the purchase price for purposes of applying the purchase price allocation prescribed by the applicable accounting guidance. The assets acquired and liabilities assumed were recognized at their acquisition-date fair values. Intangible assets, consisting of customer relationships, are being amortized over their estimated useful life of 15 years.

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

Nitin Cylinders Limited

On December 28, 2010, we acquired a 60% ownership interest in India-based Nitin Cylinders Limited for approximately $21,236,000 in cash to expand our presence in the alternative fuels cylinder market. Upon execution of the purchase agreement, the name of the company was changed to Worthington Nitin Cylinders Limited (“WNCL”), which operates as a consolidated joint venture due to our controlling financial interest. WNCL is a manufacturer of high-pressure, seamless steel cylinders for compressed industrial gases and compressed natural gas storage in motor vehicles. The acquired net assets became part of our Pressure Cylinders operating segment upon closing of this transaction.

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

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes.

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

Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net assets. Since the fair values assigned to the acquired assets could only assume strategies and synergies of market participants, that additional investment value specific to us was included in goodwill. The purchase price included fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. Goodwill recorded in connection with this acquisition is expected to be deductible for income tax purposes.

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

Refer to “Note P – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2012:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,859
	Other assets	-	Other liabilities	8,825

		-		10,684

Commodity contracts	Receivables	-	Accounts payable	249
	Other assets	-	Other liabilities	-

		-		249

Totals		$-		$10,933

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$245	Accounts payable	$4,060
	Other assets	-	Other accrued items	-

		245		4,060

Foreign exchange contracts	Receivables	912	Accounts payable	-
	Other assets	-	Other accrued items	-

		912		-

Totals		$1,157		$4,060

Total Derivative Instruments		$1,157		$14,993

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2011:

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

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at May 31, 2012:

(Dollars in thousands)	Notional Amount	Maturity Date
Commodity contracts	$7,200	November 2012
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the fiscal years ended May 31, 2012 and 2011:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified From Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing
For the fiscal year ended
May 31, 2012:
Interest rate contracts	$(2,398)	Interest expense	$(4,032)	Interest expense	$-
Commodity contracts	(213)	Cost of goods sold	1,993	Cost of goods sold	-

Totals	$(2,611)		$(2,039)		$-

For the fiscal year ended
May 31, 2011:
Interest rate contracts	$(5,724)	Interest expense	$(4,043)	Interest expense	$-
Commodity contracts	1,401	Cost of goods sold	125	Cost of goods sold	-

Totals	$(4,323)		$(3,918)		$-

The estimated net amount of the losses in AOCI at May 31, 2012 expected to be reclassified into net earnings within the succeeding twelve months is $1,135,000 (net of tax of $724,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2012, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal year ended May 31, 2013.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at May 31, 2012:

(Dollars in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$25,750	June 2012 -November 2013
Foreign currency contracts	71,750	June 2012 - August 2012

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the fiscal years ended May 31, 2012 and 2011:

		Income (Loss) Recognized in Earnings
(in thousands)	Location of Income (Loss) Recognized in Earnings	Fiscal Year Ended May 31,
		2012	2011
Commodity contracts	Cost of goods sold	$(7,873)	$488
Foreign exchange contracts	Miscellaneous income (expense)	9,855	(7,497)

Total		$1,982	$(7,009)

The gain (loss) on the foreign currency derivatives significantly offsets the gain (loss) on the hedged item.

Note P – Fair Value Measurements

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,157	$-	$1,157

Total assets	$-	$1,157	$-	$1,157

Liabilities
Derivative contracts	$-	$14,993	$-	$14,993

Total liabilities	$-	$14,993	$-	$14,993

At May 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,138	$-	$1,138

Total assets	$-	$1,138	$-	$1,138

Liabilities
Derivative contracts	$-	$12,972	$-	$12,972

Total liabilities	$-	$12,972	$-	$12,972

The fair value of our derivative contracts is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note O – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

Non-Recurring Fair Value Measurements

At May 31, 2012, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$225	$-	$225

Total assets	$-	$225	$-	$225

(1)	During the fourth quarter of fiscal 2012, due largely to changes in the intended use of certain long-lived assets within our Global Group operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $225,000, resulting in an impairment charge of $355,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets.

At May 31, 2011, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Investments in unconsolidated affiliates (1)	$-	$-	$86,654	$86,654
Long-lived assets held and used (2)	-	27,408	-	27,408
Long-lived assets held for sale (3)	-	9,681	-	9,681

Total assets	$-	$37,089	$86,654	$123,743

(1)

On March 1, 2011, as partial consideration for the net assets contributed to ClarkDietrich, we received a 25% interest in the newly-formed joint venture. In accordance with the applicable accounting guidance, our interest in ClarkDietrich was recorded at its acquisition-date fair value of $58,250,000. Additionally, on May 9, 2011, in connection with the contribution of our automotive body panels business to the ArtiFlex joint venture, we obtained a 50% interest in the newly-formed joint venture. In accordance with the applicable accounting guidance, our interest in ArtiFlex was recorded at its acquisition-date fair value of $28,404,000.

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

(2)

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived within our Metal Framing operating segment, we determined indicators of impairment were present. Recoverability of the identified assets was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $21,125,000, resulting in an impairment charge of $18,293,000. This impairment charge was recognized within the joint venture transactions line in our consolidated statement of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich. Fair value was determined based on market prices for similar assets. Certain assets retained subsequently met the criteria for classification as assets held for sale. In accordance with the applicable accounting guidance, the net assets of these facilities were presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2011. As the related assets had previously been written down to their fair value of $3,797,000, no additional impairment charges were recognized. The results of these facilities continued to be reported within operating income as they did not qualify for classification as a discontinued operation.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our former Automotive Body Panels operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $9,180,000, resulting in an impairment charge of $6,414,000. This impairment charge was recognized within the joint venture transactions line in our consolidated statement of earnings to correspond with amounts previously recognized in connection with the formation of ArtiFlex. Fair value was determined based on market prices for similar assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Commercial Stairs business unit, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $400,000, resulting in an impairment charge of $2,473,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets.

During the fourth quarter of fiscal 2011, due largely to changes in the intended use of certain long-lived assets within our Steel Packaging operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $500,000, resulting in an impairment charge of $1,913,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets.

(3) During the fourth quarter of fiscal 2011, we committed to plans to sell certain steel processing assets acquired in connection with the MMI acquisition, thereby meeting the criteria for classification as assets held for sale. In accordance with the applicable accounting guidance, these assets were presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2011. As the acquired assets were recorded at their acquisition-date fair value of $5,884,000, no impairment charges were recognized. Fair value was determined based on market prices for similar assets. The results of these facilities continued to be reported within operating income as they did not qualify for classification as a discontinued operation.

During the fourth quarter of fiscal 2011, the assets of certain of the retained metal framing facilities met the criteria for classification as assets held for sale. In accordance with the applicable accounting guidance, the net assets of these facilities are presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2011. As the related assets had previously been written down to their fair value of $3,797,000, no additional impairment charges were recognized. Fair value was determined based on market prices for similar assets.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $274,754,000 and $265,239,000 at May 31, 2012 and 2011, respectively. The carrying amount of long-term debt, including current maturities, was $258,791,000 and $250,254,000 at May 31, 2012 and 2011, respectively.

Note Q – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $14,433,000, $15,736,000 and $16,681,000 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2012, were as follows:

(in thousands)
2013	$9,278
2014	5,039
2015	2,737
2016	2,403
2017	2,406
Thereafter	5,619

Total	$27,482

Note R – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2012, fiscal 2011 and fiscal 2010 totaled $22,006,000, $14,627,000 and $9,336,000, respectively. Purchases from affiliated companies for fiscal 2012, fiscal 2011 and fiscal 2010 totaled $4,313,000, $5,916,000 and $4,701,000, respectively. Accounts receivable from affiliated companies were $5,024,000 and $23,211,000 at May 31, 2012 and 2011, respectively. Accounts payable to affiliated companies were $14,212,000 and $16,690,000 at May 31, 2012 and 2011, respectively.

Note S – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2012 and fiscal 2011:

(in thousands, except per share)	Three Months Ended
Fiscal 2012	August 31	November 30	February 29	May 31
Net sales	$602,387	$565,652	$611,255	$755,407
Gross margin	71,462	56,606	83,332	121,468
Net earnings attributable to controlling interest	25,653	11,985	25,880	52,077
Earnings per share - basic	$0.36	$0.17	$0.38	$0.76
Earnings per share - diluted	0.35	0.17	0.37	0.75

Fiscal 2011	August 31	November 30	February 28	May 31
Net sales	$616,805	$580,687	$569,439	$675,693
Gross margin	78,914	69,819	88,254	119,170
Net earnings attributable to controlling interest	22,354	14,469	26,326	51,917
Earnings per share - basic	$0.29	$0.20	$0.35	$0.71
Earnings per share - diluted	0.29	0.20	0.35	0.70

The sum of the quarterly earnings (loss) per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Results for the fourth quarter of fiscal 2012 (ended May 31, 2012) were favorably impacted by higher overall volumes, aided by the impact of acquisitions, offset by a lower spread between average selling prices and material costs and the impact of the Joint Venture Transactions.

Results for the third quarter of fiscal 2012 (ended February 29, 2012) were negatively affected by the impact of lower volumes as a result of the Joint Venture Transactions and an unfavorable product mix in our Pressure Cylinders operating segment. Results were also negatively impacted by an accrual for certain legal expenses as well as increased restructuring charges as a result of the Joint Venture Transactions.

Results for the second quarter of fiscal 2012 (ended November 30, 2011) were negatively affected by the impact of lower volumes as a result of the Joint Venture Transactions and the impact of inventory holding losses within our Steel Processing operating segment. Results were also negatively impacted by an accrual for estimated product returns and other costs associated with the voluntary recall of our MAP-PRO®, propylene and MAAP® cylinders and related hand torch kits.

Results for the first quarter of fiscal 2012 (ended August 31, 2011) were negatively affected by the impact of lower volumes and an increase in restructuring charges as a result of the Joint Venture Transactions. The unfavorable impact of these items was offset by lower SG&A expenses also due to the impact of the Joint Venture Transactions and a one-time gain related to the settlement of the Bernz dispute.

Results for the fourth quarter of fiscal 2011 (ended May 31, 2011) were favorably impacted by higher volumes, most notably in the Steel Processing and Pressure Cylinders operating segments and an increased spread between average selling prices and the cost of steel. Our results were also favorably impacted by a one-time gain of $10,436,000 related to the formation of the ClarkDietrich and ArtiFlex joint ventures as more fully discussed in “Note A – Summary of Significant Accounting Policies.”

Results for the third quarter of fiscal 2011 (ended February 28, 2011) were favorably impacted higher volumes across all of our operating segments, most notably in the Steel Processing and Pressure Cylinders operating segments, and an increased spread between average selling prices and the cost of steel.

Results for the second quarter of fiscal 2011 (ended November 30, 2010) were negatively impacted by higher SG&A expenses, the impact of acquisitions, and higher profit sharing and bonus expenses.

Results for the first quarter of fiscal 2011 (ended August 31, 2010) were favorably impacted by higher volumes, most notably in the Steel Processing and Pressure Cylinders operating segments, and an increased spread between average selling prices and the cost of steel. The favorable impact of these items was offset by higher SG&A expenses due to the impact of acquisitions and increased profit sharing and bonus expenses as a result of higher earnings.

Note T – Subsequent Events

On July 3, 2012, we reached an agreement in principal to issue up to $150,000,000 aggregate principal amount of senior unsecured notes in a private placement offering. These notes will mature 12 years from the issuance date and will bear interest at a rate of 4.60%. We expect to complete this private placement offering during the first quarter of fiscal 2013.

On June 27, 2012, our Board of Directors declared a quarterly dividend of $0.13 per share, which represents a $0.01 per share increase from the dividend declared in the fourth quarter of fiscal 2012. The dividend is payable on September 28, 2012, to shareholders of record as of September 14, 2012.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
Description		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts – Describe (B)	Deductions – Describe (C)		Balance at End of Period

Year Ended May 31, 2012: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,150,000	$339,000		$370,000	$1,530,000		$3,329,000

Year Ended May 31, 2011: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$5,752,000	$1,236,000		$106,000	$2,732,000	(D)	$4,150,000

Year Ended May 31, 2010: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$12,470,000	$(900,000	) (A)	$29,000	$5,847,000		$5,752,000

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

Item 9A.—Controls and Procedures

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2012). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of the consolidated operations of the Company except for Angus Industries, Inc. (“Angus”), which was acquired on December 29, 2011. The net sales and total assets of Angus represented 4.1% and 10.6% of consolidated net sales and total assets of the Company for the year ended May 31, 2012, respectively. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2012. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Worthington Industries, Inc. acquired Angus Industries, Inc. during 2012, and management excluded from its assessment of the effectiveness of Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2012, Angus Industries, Inc.’s internal control over financial reporting associated with total assets of $200 million and net sales of $104 million included in the consolidated financial statements of Worthington Industries, Inc. as of and for the year ended May 31, 2012. Our audit of internal control over financial reporting of Worthington Industries, Inc. also excluded an evaluation of the internal control over financial reporting of Angus Industries, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended May 31, 2012, and our report dated July 30, 2012, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Columbus, Ohio

July 30, 2012

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 27, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2012 Annual Meeting (“Worthington Industries’ Definitive 2012 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2012 (the fiscal year ended May 31, 2012).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2012 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2012 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on September 29, 2011.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS –Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2012 Proxy Statement.

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

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the “Investor Relations” section of Worthington Industries’ web site located at www.worthingtonindustries.com. In addition, a copy of the Code of Conduct as currently in effect is included as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. — Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2012 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2012 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Worthington Industries’ Definitive 2012 Proxy Statement.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2012 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2012 Proxy Statement.

Item 13. — Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2012 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Director Independence” in Worthington Industries’ Definitive 2012 Proxy Statement.

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

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2012 and 2011

Consolidated Statements of Earnings for the fiscal years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the fiscal years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2012, 2011 and 2010

(2)	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required or the required information has been presented in the aforementioned consolidated financial statements or notes thereto.

(3)	Listing of Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Annual Report on Form 10-K are included with this Annual Report on Form 10-K or incorporated in this Annual Report on Form 10-K by reference as noted in the “Index to Exhibits.” The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be included as an exhibit to this Annual Report on Form 10-K or incorporated in this Annual Report on Form 10-K by reference.

(b)

Exhibits: The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Annual Report on Form 10-K are included with this Annual Report on Form 10-K or incorporated in this Annual Report on Form 10-K by reference as noted in the “Index to Exhibits.”

(c)	Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above is filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2012	By:	/S/ JOHN P. MCCONNELL
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	July 30, 2012	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ B. Andrew Rose B. Andrew Rose	July 30, 2012	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard G. Welch Richard G. Welch	July 30, 2012	Controller (Principal Accounting Officer)

* Kerrii B. Anderson	*	Director

* John B. Blystone	*	Director

* Mark C. Davis	*	Director

* Michael J. Endres	*	Director

* Ozey K. Horton, Jr.	*	Director

* Peter Karmanos, Jr.	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ John P. McConnell	Date: July 30, 2012
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

2.1

Stock Purchase Agreement, dated as of December 29, 2011, by and between Worthington Steel of Michigan, Inc. and each of (i) Angus Industries, Inc., (ii) Angus Industries, Inc. Employee Stock Ownership Trust, (iii) William Blair Mezzanine Capital Fund III, L.P. and (iv) Robert A. Kluver, not in his individual capacity but solely in his capacity as Phantom Unit Holder Representative?

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc., an Ohio corporation (the “Registrant”), dated January 4, 2012 and filed with the SEC on the same date (SEC File No. 001-08399)

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998	Incorporated herein by reference to Exhibit 3(a) to the “Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

3.2	Code of Regulations of Worthington Industries, Inc., as amended through September 28, 2000 [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (SEC File No. 1-8399)

4.1

Credit Agreement, dated as of May 4, 2012, among Worthington Industries, Inc., as Borrower; the Foreign Subsidiary Borrowers from time to time party thereto; the Lenders from time to time party thereto; PNC Bank, National Association, as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents; and J.P. Morgan Securities LLC and PNC Capital Markets LLC, as Joint Bookrunners and Joint Lead Arrangers

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 8, 2012 and filed with the SEC on the same date (SEC File No. 1-8399)

4.2

Note Purchase Agreement, dated December 17, 2004, between Worthington Industries, Inc. and Allstate Life Insurance Company, Connecticut General Life Insurance Company, United of Omaha Life Insurance Company and Principal Life Insurance Company

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

4.3	Form of Floating Rate Senior Note due December 17, 2014	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 21, 2004 (SEC File No. 1-8399)

?

The Attachments, Exhibits and Disclosure Schedules referenced in the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Worthington Industries, Inc. hereby undertakes to furnish a copy of the omitted Attachments, Exhibits and Disclosure Schedules upon request by the SEC.

4.4	First Amendment to Note Purchase Agreement, dated as of December 19, 2006, between Worthington Industries, Inc. and the purchasers named therein regarding the Note Purchase Agreement, dated as of December 17, 2004, and the $100,000,000 Floating Rate Senior Notes due December 17, 2014	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006 (SEC File No. 1-8399)

4.5	Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.6	First Supplemental Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7	Form of 6.50% Global Note due April 15, 2020 (included in Exhibit 4.6)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.8	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.3	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.4	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.6	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.7	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.8	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Worthington Industries, Inc. 1990 Stock Option Plan, as amended*	Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (SEC File No. 0-4016)

10.10	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.11	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.12	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan entered into and to be entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to employees of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.13	Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted and to be Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.14	Form of Restricted Stock Award Agreement entered into by Registrant in order to evidence the grant for 2011 effective as of June 30, 2011, of restricted common shares, which will vest in three years, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.15	Form of Restricted Stock Award Agreement entered into by Registrant with each of B. Andrew Rose and Mark A. Russell in order to evidence the grant effective as of June 30, 2011 of 185,000 common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan [NOTE: Superseded by Exhibit 10.16]*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.16	Form of Amended and Restated Restricted Stock Award Agreement entered into effective as of September 14, 2011 by Registrant with each of B. Andrew Rose and Mark A. Russell in order to amend and restate the original Restricted Stock Award Agreement effective as of June 30, 2011 in respect of 185,000 common shares granted pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan [NOTE: Supersedes Exhibit 10.15]*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K dated September 20, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.17	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.18	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors for non-qualified stock options granted under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors) from and after September 25, 2003*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.19	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (amendment and restatement effective November 1, 2008)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.20	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan (now known as the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan)*	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.21	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.22	First Amendment to the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008) (First Amendment approved by shareholders on September 29, 2011)*	Filed herewith

10.23	Form of Non-Qualified Stock Option and Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and September 26, 2007*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.24	Form of Notice of Grant of Stock Options and Option Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on and after September 24, 2008*	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.25	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock on September 27, 2006 and September 26, 2007 to non-employee directors of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.26	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.*

10.27	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.28	Form of Non-Qualified Stock Option Award Agreement entered into by Registrant in order to evidence the grant of non-qualified stock options to executive officers of Registrant effective as of June 30, 2011 pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan and to be entered into by Registrant in order to evidence future grants of non-qualified stock options to executive officers pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.29	Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.30	Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan)*	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.31	Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.32	Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.33	Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.34	Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.35	Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.36	Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.37	Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.38	Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.39	Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.40	Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.41	Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.42	Amendment No. 11 to Receivables Purchase Agreement, dated as of May 6, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.43	Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.44	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.45	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.46	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.47	Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.48	Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.49	Amendment No. 5, dated as of May 6, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, The Gerstenslager Company and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.50	Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.51	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006 through August 31, 2011*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (SEC File No. 1-8399)

10.52	Summary of Cash Compensation for Directors of Worthington Industries, Inc., approved June 29, 2011 and effective September, 2011*	Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.53	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.54	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted in Fiscal 2011 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.55	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.56	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for Named Executive Officers*	Filed herewith

10.57	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each director of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.58	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

14	Worthington Industries, Inc. Code of Conduct	Filed herewith

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009	Filed herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2012 of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2012 and 2011;

(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2012, 2011 and 2010;

(iii)	Consolidated Statements of Equity for the fiscal years ended May 31, 2012, 2011 and 2010;

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2012, 2011 and 2010; and

(v)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2012, 2011 and 2010.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2012 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these Sections.