Form 10-Q
period 2012-08-31
WORTHINGTON INDUSTRIES INC
filed 2012-10-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On October 1, 2012, the number of Common Shares issued and outstanding was 69,879,536.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

—	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
—	projected profitability potential, capacity, and working capital needs;
—	demand trends for us or our markets;
—	increases to product lines and opportunities to participate in new markets;
—	pricing trends for raw materials and finished goods and the impact of pricing changes;
—	anticipated capital expenditures and asset sales;
—	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
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

—	changes in product mix, product substitution and market acceptance of our products;
—	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
—	effects of facility closures and the consolidation of operations;
—	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which we participate;
—	failure to maintain appropriate levels of inventories;
—	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
—	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;

ii

—	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
—	the overall success of, and the ability to integrate, newly-acquired businesses and achieve synergies and other expected benefits and cost savings therefrom;
—	the ability to maintain relationships with customers of acquired businesses;
—	the overall success of newly-created joint ventures, including the demand for their products, and the ability to achieve the anticipated benefits therefrom;
—	capacity levels and efficiencies within facilities, within major product markets and within the industry as a whole;
—

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

—	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
—	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the acceptance of our products in new markets;
—	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
—	the outcome of adverse claims experience with respect to worker’s compensation, product recalls or product liability, casualty events or other matters;
—	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
—	level of imports and import prices in our markets;
—

the impact of the outcome of judicial and governmental agency rulings as well as the impact of governmental regulations, including those adopted by the United States Securities and Exchange Commission and other governmental agencies as contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, both in the United States and abroad; and

—

other risks described from time to time in our filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31, 2012	May 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,481	$41,028
Receivables, less allowances of $3,593 and $3,329 at August 31, 2012 and May 31, 2012	359,660	400,869
Inventories:
Raw materials	206,656	211,543
Work in process	93,681	115,510
Finished products	83,245	74,887

Total inventories	383,582	401,940
Income taxes receivable	1,394	892
Assets held for sale	11,768	7,202
Deferred income taxes	20,397	20,906
Prepaid expenses and other current assets	38,903	41,402

Total current assets	846,185	914,239

Investments in unconsolidated affiliates	244,087	240,882
Goodwill	156,754	156,681
Other intangible assets, net of accumulated amortization of $18,040 and $16,103 at August 31, 2012 and May 31, 2012	98,695	100,333
Other assets	18,900	22,585
Property, plant and equipment, net	440,885	443,077

Total assets	$1,805,506	$1,877,797

Liabilities and equity
Current liabilities:
Accounts payable	$237,885	$252,334
Short-term borrowings	51,234	274,923
Accrued compensation, contributions to employee benefit plans and related taxes	47,624	71,271
Dividends payable	9,371	8,478
Other accrued items	38,633	38,231
Income taxes payable	6,721	11,697
Current maturities of long-term debt	1,256	1,329

Total current liabilities	392,724	658,263

Other liabilities	69,371	72,371
Distributions in excess of investment in unconsolidated affiliate	64,801	69,165
Long-term debt	407,097	257,462
Deferred income taxes	79,131	73,099

Total liabilities	1,013,124	1,130,360

Shareholders’ equity — controlling interest	741,105	697,174
Noncontrolling interest	51,277	50,263

Total equity	792,382	747,437

Total liabilities and equity	$1,805,506	$1,877,797

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share)

(Unaudited)

	Three Months Ended August 31,
	2012	2011
Net sales	$666,035	$602,387
Cost of goods sold	572,384	530,925

Gross margin	93,651	71,462

Selling, general and administrative expense	59,422	45,361
Impairment of long-lived assets	1,570	-
Restructuring and other expense	403	1,703
Joint venture transactions	(1,162)	3,215

Operating income	33,418	21,183
Other income (expense):
Miscellaneous income	165	401
Interest expense	(5,259)	(4,688)
Equity in net income of unconsolidated affiliates	22,643	24,697

Earnings before income taxes	50,967	41,593
Income tax expense	16,102	13,252

Net earnings	34,865	28,341
Net earnings attributable to noncontrolling interest	903	2,688

Net earnings attributable to controlling interest	$33,962	$25,653

Basic
Average common shares outstanding	68,278	71,518

Earnings per share attributable to controlling interest	$0.50	$0.36

Diluted
Average common shares outstanding	69,571	72,418

Earnings per share attributable to controlling interest	$0.49	$0.35

Common shares outstanding at end of period	68,679	70,042

Cash dividends declared per share	$0.13	$0.12

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2012	2011
Net earnings	$34,865	$28,341
Other comprehensive income (loss), net of tax:
Foreign currency translation	3,908	(300)
Pension liability adjustment	(172)	-
Cash flow hedges	984	(2,035)

Other comprehensive income (loss)	4,720	(2,335)

Comprehensive income	39,585	26,006
Comprehensive income attributable to noncontrolling interest	1,014	1,867

Comprehensive income attributable to controlling interest	$38,571	$24,139

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended August 31,
	2012	2011
Operating activities
Net earnings	$34,865	$28,341
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	14,987	12,854
Impairment of long-lived assets	1,570	-
Provision for deferred income taxes	4,679	7,678
Bad debt expense	7	29
Equity in net income of unconsolidated affiliates, net of distributions	(7,358)	(5,069)
Net loss (gain) on sale of assets	2,310	(415)
Stock-based compensation	3,193	3,201
Changes in assets and liabilities:
Receivables	38,116	27,374
Inventories	17,019	5,915
Prepaid expenses and other current assets	(145)	611
Other assets	2,847	1,273
Accounts payable and accrued expenses	(39,573)	(96,848)
Other liabilities	(1,519)	216

Net cash provided (used) by operating activities	70,998	(14,840)

Investing activities
Investment in property, plant and equipment, net	(16,705)	(6,472)
Acquisitions, net of cash acquired	-	(41,000)
Investments in unconsolidated affiliates	-	(785)
Proceeds from sale of assets	6,585	5,041

Net cash used by investing activities	(10,120)	(43,216)

Financing activities
Net proceeds from (repayments of) short-term borrowings	(223,688)	76,250
Proceeds from long-term debt, net	150,000	-
Principal payments on long-term debt	(442)	-
Proceeds from issuance of common shares	10,855	8,208
Payments to noncontrolling interest	-	(3,120)
Repurchase of common shares	-	(35,405)
Dividends paid	(8,150)	(7,169)

Net cash provided (used) by financing activities	(71,425)	38,764

Decrease in cash and cash equivalents	(10,547)	(19,292)
Cash and cash equivalents at beginning of period	41,028	56,167

Cash and cash equivalents at end of period	$30,481	$36,875

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-Month Periods Ended August 31, 2012 and August 31, 2011

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

Spartan Steel Coating, LLC (“Spartan”), in which we own a 52% controlling interest, Worthington Nitin Cylinders Limited (“WNCL”), in which we own a 60% controlling interest, and Worthington Energy Innovations, LLC (“WEI”, formally PSI Energy Solutions, LLC), in which we own a 75% controlling interest, are fully consolidated with the equity owned by the other joint venture members shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture members’ portion of net earnings shown as net earnings attributable to noncontrolling interest in our consolidated statements of earnings.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (the “United States”) for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013 (“fiscal 2013”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (“fiscal 2012”) of Worthington Industries, Inc. (the “2012 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Joint Venture Transactions

On March 1, 2011, we joined with ClarkWestern Building Systems Inc. to form Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a joint venture that manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, and shaft wall studs and track used primarily in residential and commercial construction. We contributed our metal framing business and related working capital in exchange for a 25% ownership interest in ClarkDietrich. As we do not have a controlling financial interest in ClarkDietrich, our investment in this joint venture is accounted for under the equity method, and the contributed net assets were deconsolidated effective March 1, 2011.

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into ClarkDietrich. The buildings and equipment associated with the majority of these facilities were sold during fiscal 2012. The remaining facilities are expected to be sold during fiscal 2013 and actions to locate buyers are ongoing. As the other relevant criteria for classification as assets held for sale have been satisfied, the $4,834,000 carrying value of these asset groups, which consist primarily of property, plant and equipment, is presented separately in our consolidated balance sheet as of August 31, 2012.

The remaining balance classified as assets held for sale at August 31, 2012, relates to certain assets within our Pressure Cylinders reportable business segment as further described in “NOTE M – Fair Value.”

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred to a later date that has yet to be determined. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three months ended August 31, 2012 and 2011.

In September 2011, amended accounting guidance was issued that simplifies how an entity tests goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our adoption of this amended accounting guidance does not impact our financial position or results of operations.

In July 2012, amended accounting guidance was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

NOTE B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At August 31, 2012, these equity investments and the percentage interests owned consisted of: ArtiFlex (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), Samuel Steel Pickling Company (31%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (“TWB”) (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

We received distributions from unconsolidated affiliates totaling $15,286,000 during the three months ended August 31, 2012. We have received cumulative distributions from WAVE in excess of our investment balance totaling $64,801,000 and $69,165,000 at August 31 and May 31, 2012, respectively. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	August 31, 2012	May 31, 2012
Current assets	$632,088	$626,975
Noncurrent assets	352,672	345,500

Total assets	$984,760	$972,475

Current liabilities	$186,131	$174,016
Current maturities of long-term debt	5,323	5,305
Long-term debt	275,970	289,308
Other noncurrent liabilities	20,832	21,934
Equity	496,504	481,912

Total liabilities and equity	$984,760	$972,475

	Three Months Ended August 31,
(in thousands)	2012	2011
Net sales	$446,853	$427,794
Gross margin	77,918	83,825
Operating income	51,711	57,147
Depreciation and amortization	8,990	4,834
Interest expense	2,261	876
Income tax expense	3,469	4,358
Net earnings	46,284	51,865

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

To date, we have completed the transformation phases in each of the core facilities within our Steel Processing operating segment, including the facilities of our Mexican joint venture. We also substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich. Transformation efforts within our Pressure Cylinders operating segment, which began during the first quarter of fiscal 2012, are ongoing. In addition, during the three months ended August 31, 2012, we initiated the diagnostics phase of the Transformation Plan in our Engineered Cabs operating segment.

During the quarter ended August 31, 2012, the following actions were taken in connection with the Transformation Plan:

•	In connection with the wind-down of our former Metal Framing operating segment:

-	Approximately $231,000 of facility exit and other costs were incurred in connection with the closure of the retained facilities.

-	The severance accrual was adjusted downward, resulting in a $235,000 credit to earnings.

-	Certain assets of the retained facilities classified as held for sale were disposed of for cash proceeds of $3,526,000 resulting in a net gain of $1,158,000.

These items were recognized within the joint venture transactions line item in our consolidated statements of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our former Metal Framing operating segment.

•	In connection with the closure of our commercial stairs business, we incurred net charges of approximately $312,000, consisting primarily of facility exit and other costs.

•

In connection with certain organizational changes impacting our Global Group operating segment, we accrued approximately $85,000 of employee severance. For further information regarding these organizational changes, refer to “NOTE K – Segment Operations.”

A progression of the liabilities created as part of the Transformation Plan, combined with a reconciliation to the restructuring and other expense line item in our consolidated statement of earnings for the three months ended August 31, 2012 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$4,892	$(165)	$(510)	$(3)	$4,214
Facility exit and other costs	691	564	(500)	(333)	422

	$5,583	399	$(1,010)	$(336)	$4,636

Net gain on asset disposals		(1,158)
Less: joint venture transactions		1,162

Restructuring and other expense		$403

NOTE D – Contingent Liabilities

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

Pressure Cylinders Voluntary Product Recall

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, propylene and MAAP® cylinders and related hand torch kits. The recall was precautionary in nature and involves a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder.

During the quarter ended August 31, 2012, we incurred additional expenses of $1,534,000 related to the recall, bringing the total pre-tax charges incurred to $11,485,000, which represents our best estimate of the total liability. Recoveries, if any, will not be recorded until an agreement is reached with the supplier.

NOTE E – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2012, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14,702,000 at August 31, 2012. We have also guaranteed the repayment of a $5,000,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

We also had in place $10,982,000 of outstanding stand-by letters of credit for third-party beneficiaries as of August 31, 2012. These letters of credit were issued to third-party service providers and had no amounts drawn against them at August 31, 2012. The fair value of these guarantee instruments, based on premiums paid, was not material, and therefore no amounts have been recognized in our consolidated financial statements.

NOTE F – Debt and Receivables Securitization

On August 10, 2012, we issued $150,000,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 4.60%. The net proceeds from this issuance were used to repay a portion of the outstanding borrowings under our multi-year revolving credit facility and amounts outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below.

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings outstanding under the Credit Facility were $30,435,000 at August 31, 2012. Additionally, as discussed in “NOTE E – Guarantees”, we provided $10,982,000 in stand-by letters of credit for third-party beneficiaries as of August 31, 2012. While not drawn against, these letters of credit are issued against availability under the Credit Facility, leaving $383,583,000 available at August 31, 2012.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheet. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At August 31, 2012, the applicable variable rate, based on LIBOR, was 1.28%.

We also maintain a $150,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2013. The AR Facility has been available throughout fiscal 2013 to date, and was available throughout fiscal 2012. During the third quarter of fiscal 2012, we increased our borrowing capacity under the AR Facility from $100,000,000 to $150,000,000. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $150,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of August 31, 2012, the pool of eligible accounts receivable exceeded the $150,000,000 limit, and $15,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at August 31, 2012 consisted of $5,799,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL. This credit facility bears interest at a variable rate, which was 3.25% at August 31, 2012. We plan to renew this credit facility prior to its expiration in November 2012.

NOTE G – Comprehensive Income

The following table summarizes the tax effects of each component of other comprehensive income for the three months ended August 31, 2012:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$3,908	$-	$3,908
Pension liability adjustment	(255)	83	(172)
Cash flow hedges	1,224	(240)	984

Other comprehensive income	$4,877	$(157)	$4,720

NOTE H – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the three months ended August 31, 2012:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2012	$192,338	$(20,387)	$525,223	$697,174	$50,263	$747,437
Comprehensive income	-	4,609	33,962	38,571	1,014	39,585
Common shares issued	10,855	-	-	10,855	-	10,855
Stock-based compensation	3,548	-	-	3,548	-	3,548
Cash dividends declared	-	-	(9,043)	(9,043)	-	(9,043)

Balance at August 31, 2012	$206,741	$(15,778)	$550,142	$741,105	$51,277	$792,382

NOTE I – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2012, we granted non-qualified stock options covering a total of 918,250 common shares under our stock-based compensation plans. The option price of $20.47 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $7.73 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $6,317,000, which will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.96%
Expected volatility	52.91%
Risk-free interest rate	0.92%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Restricted Common Shares

During the three months ended August 31, 2012, we granted 98,600 restricted common shares under our stock-based compensation plans that vest after three years of service. The fair values of these restricted common shares were equal to the closing market prices of the underlying common shares on the date of grant, or $20.47 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares of $1,796,000 will be recognized on a straight-line basis over the three-year vesting period.

NOTE J – Income Taxes

Income tax expense for the three months ended August 31, 2012 and 2011 reflected estimated annual effective income tax rates of 32.6% and 32.4% respectively. These rates are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is primarily a result of our Spartan consolidated joint venture. The earnings attributable to the noncontrolling interest in Spartan do not generate tax expense to Worthington since the investors in Spartan are taxed directly based on the earnings attributable to them. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2013 could be materially different from the forecasted rate used for the first quarter of fiscal 2013.

NOTE K – Segment Operations

During the first quarter of fiscal 2013, we made certain organizational changes impacting the internal reporting and management structure of our former Global Group operating segment. As a result of these organizational changes, management responsibilities and internal reporting were re-aligned resulting in three new operating segments: Commercial Stairs, Construction Services and Worthington Energy Innovations. These operating segments are reported in the “Other” category for segment reporting purposes, as they do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure. Accordingly, these organizational changes did not impact the composition of our reportable business segments.

Additionally, we no longer manage our residual metal framing assets in a manner that constitutes an operating segment. Accordingly, the activity related to the wind-down of our former Metal Framing operating segment has been reported in the “Other” category. Segment information reported in previous periods has been restated to conform to this new presentation.

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2012	2011
Net sales
Steel Processing	$379,972	$408,174
Pressure Cylinders	194,236	168,829
Engineered Cabs	64,495	-
Other	27,332	25,384

Consolidated net sales	$666,035	$602,387

Operating income (loss)
Steel Processing	$16,019	$16,276
Pressure Cylinders	15,026	11,915
Engineered Cabs	4,694	-
Other	(2,321)	(7,008)

Consolidated operating income	$33,418	$21,183

Restructuring and other expense
Steel Processing	$-	$-
Pressure Cylinders	6	-
Engineered Cabs	-	-
Other	397	1,703

Consolidated restructuring and other expense	$403	$1,703

Impairment of long-lived assets
Steel Processing	$-	$-
Pressure Cylinders	1,570	-
Engineered Cabs	-	-
Other	-	-

Consolidated impairment of long-lived assets	$1,570	$-

Joint venture transactions
Steel Processing	$-	$-
Pressure Cylinders	-	-
Engineered Cabs	-	-
Other	(1,162)	3,215

Consolidated joint venture transactions	$(1,162)	$3,215

(in thousands)	August 31, 2012	May 31, 2012
Total assets
Steel Processing	$661,141	$703,336
Pressure Cylinders	552,524	575,250
Engineered Cabs	200,466	199,594
Other	391,375	399,617

Consolidated total assets	$1,805,506	$1,877,797

NOTE L – Derivative Instruments and Hedging Activities

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

Refer to “Note M – Fair Value” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in our consolidated balance sheet at August 31, 2012:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,882
	Other assets	-	Other liabilities	7,540

		-		9,422

Commodity contracts	Receivables	672	Accounts payable	233
	Other assets	-	Other liabilities	-

		672		233

Totals		$672		$9,655

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$67	Accounts payable	$2,633

		67		2,663

Foreign exchange contracts	Receivables		Accounts payable	82

		-		82

Totals		$67		$2,715

Total Derivative Instruments		$739		$12,370

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2012:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,859
	Other assets	-	Other liabilities	8,825

		-		10,684

Commodity contracts	Receivables	-	Accounts payable	249

		-		249

Totals		$-		$10,933

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$245	Accounts payable	$4,060

		245		4,060

Foreign exchange contracts	Receivables	912	Accounts payable	-

		912		-

Totals		$1,157		$4,060

Total Derivative Instruments		$1,157		$14,993

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

The following table summarizes our cash flow hedges outstanding at August 31, 2012:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$3,983	September 2012 -December 2013
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended August 31, 2012 and 2011:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended August 31, 2012:
Interest rate contracts	$(606)	Interest expense	$(983)	Interest expense	$-
Commodity contracts	428	Cost of goods sold	(419)	Cost of goods sold	-

Totals	$(178)		$(1,402)		$-

For the three months ended August 31, 2011:
Interest rate contracts	$(2,130)	Interest expense	$(1,070)	Interest expense	$-
Commodity contracts	284	Cost of goods sold	2,021	Cost of goods sold	-

Totals	$(1,846)		$951		$-

The estimated net amount of the losses recognized in accumulated OCI at August 31, 2012 expected to be reclassified into net earnings within the succeeding twelve months is $854,000 (net of tax of $588,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2012, and will change before actual reclassification from OCI to net earnings during the fiscal years ended May 31, 2013 and 2014.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2012:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$49,888	September 2012 - December 2013
Foreign currency contracts	63,740	November 2012

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended August 31, 2012 and 2011:

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings for the Three Months Ended August 31,
(in thousands)		2012	2011
Commodity contracts	Cost of goods sold	$1,813	$(877)
Foreign exchange contracts	Miscellaneous income (expense)	(863)	26

Total		$950	$(851)

The gain (loss) on the foreign currency derivatives significantly offsets the gain (loss) on the hedged item.

NOTE M – Fair Value

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At August 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$739	$-	$739

Total assets	$-	$739	$-	$739

Liabilities
Derivative contracts	$-	$12,370	$-	$12,370

Total liabilities	$-	$12,370	$-	$12,370

At May 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,157	$-	$1,157

Total assets	$-	$1,157	$-	$1,157

Liabilities
Derivative contracts	$-	$14,993	$-	$14,993

Total liabilities	$-	$14,993	$-	$14,993

Non-Recurring Fair Value Measurements

At August 31, 2012, our financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$6,934	$-	$6,934

Total assets	$-	$6,934	$-	$6,934

(1)

During the first quarter of fiscal 2013, certain assets within our Pressure Cylinders operating segment met the applicable criteria for classification as assets held for sale. Accordingly, this asset group is presented separately in our consolidated balance sheet as assets held for sale. The net book value of the asset group was determined to be in excess of fair value, and, as a result, the asset group was written down to its fair value less cost to sell, or $6,934,000, resulting in an impairment charge of $1,570,000. This impairment charge was recorded within impairment of long-lived assets in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets.

The fair value of our foreign currency contracts, commodity contracts and interest rate contracts is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “NOTE L – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $429,870,000 and $274,754,000 at August 31, 2012 and May 31, 2012, respectively. The carrying amount of long-term debt, including current maturities, was $408,353,000 and $258,791,000 at August 31, 2012 and May 31, 2012, respectively.

NOTE N – Subsequent Events

On September 17, 2012, we acquired 100% of the outstanding common shares of Westerman, Inc. (“Westerman”) for $70,000,000, of which approximately $6,000,000 went to pay down Westerman debt. Westerman is a leading manufacturer of tanks and pressure vessels for the oil and gas and nuclear markets as well as hoists for marine applications. We anticipate completing the preliminary purchase price allocation for this acquisition in the second quarter of fiscal 2013. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

In September 2012, ThyssenKrupp AG, the other member of our tailored steel blanks joint venture, TWB, announced that it had reached an agreement to sell its interest in the joint venture to Wuhan Iron and Steel Corporation. The sale is subject to approval by the supervisory bodies and responsible regulatory authorities.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I—Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (“fiscal 2012”) includes additional information about us, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metal processing company, focused on value-added steel processing, pressure cylinders and custom-engineered cabs and operator stations for heavy mobile equipment. As of August 31, 2012, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and the recently-formed Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Steel Packaging, Commercial Stairs, Construction Services and Worthington Energy Innovations operating segments.

During the first quarter of fiscal 2013, we made certain organizational changes impacting the internal reporting and management structure of our former Global Group operating segment. As a result of these organizational changes, management responsibilities and internal reporting were re-aligned resulting in three new operating segments: Commercial Stairs, Construction Services and Worthington Energy Innovations. These organizational changes did not impact the composition of our reportable business segments.

Additionally, we no longer manage our residual metal framing assets in a manner that constitutes an operating segment. Accordingly, the activity related to the wind-down of our former Metal Framing operating segment, consisting primarily of the sale of assets, has been reported in the “Other” category. Segment information reported in previous periods has been restated to conform to this new presentation.

We also held equity positions in 12 joint ventures, which operated 45 manufacturing facilities worldwide, as of August 31, 2012.

Overview

The Company’s performance during the first quarter of fiscal 2013 was strong, aided by significant volume increases in our Pressure Cylinders operating segment, steady performance in our Steel Processing operating segment and solid earnings from our recently-formed Engineered Cabs operating segment.

Volume growth was mixed in the first quarter. Cylinder volumes were very strong, up 47%, driven by acquisitions and improvement in both our domestic and European cylinder businesses. Steel Processing volumes were down 1%, but after excluding volumes from the MISA Metals acquisition, most of which was wound down or sold during the past year, volumes were up 4%.

Equity income from our joint ventures during the quarter was down 8% over last year driven by lower income at Serviacero and ClarkDietrich. However, all of our major joint ventures operated at a profit during the quarter and we received $15.3 million in dividends from them.

The Company continues its strategy of optimizing existing operations and pursuing growth opportunities that add to our current businesses. We initiated the diagnostics phase of the Transformation Plan in our Pressure Cylinders operating segment in the first quarter of fiscal 2012, and these efforts are progressing through each facility. Additionally, during the first quarter of fiscal 2013, we initiated the diagnostics phase of the Transformation Plan in our Engineered Cabs operating segment. This operating segment contributed $64.5 million in net sales during the first quarter of fiscal 2013.

Recent Business Developments

—

On August 10, 2012, we issued $150.0 million aggregate principal amount of 12-year unsecured Senior Notes due 2024 through a private placement with seven entities within the Prudential Capital Group. The Senior Notes bear interest at a fixed rate of 4.60%.

—

On September 17, 2012, we acquired 100% of the outstanding common shares of Westerman, Inc. (“Westerman”) for $70.0 million, of which approximately $6.0 million went to pay down Westerman debt. Westerman is a leading manufacturer of tanks and pressure vessels for the oil and gas and nuclear markets as well as hoists for marine applications. The acquired net assets became part of our Pressure Cylinders operating segment from the closing date.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first three months of fiscal 2013 and fiscal 2012 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 56% of the net sales of our Steel Processing operating segment are to the automotive market. Nearly 40% of the net sales of our Steel Packaging operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of five of our unconsolidated affiliates are also to the automotive end market.

Approximately 10% of the net sales of our Steel Processing operating segment and substantially all of the net sales of our Commercial Stairs and Construction Services operating segments are to the construction market. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market of three of our unconsolidated joint ventures, WAVE, ClarkDietrich and WMSFMCo.

The net sales of our Pressure Cylinders and Engineered Cabs operating segments, and approximately 34% and 60% of the net sales of our Steel Processing and Steel Packaging operating segments, respectively, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, mining and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended August 31,
	2012	2011	Inc /(Dec)
U.S. GDP (% growth year-over-year) [1]	1.7%	0.5%	1.2%
Hot-Rolled Steel ($ per ton) [2]	$616	$709	($93)
Detroit Three Auto Build (000’s vehicles) [3]	2,021	1,898	123
No. America Auto Build (000’s vehicles) [3]	3,639	3,122	517
Zinc ($ per pound) [4]	$0.84	$1.03	($0.19)
Natural Gas ($ per mcf) [5]	$2.74	$4.30	($1.56)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.82	$3.90	($0.08)

[1]

2011 figures based on revised actuals [2] CRU Index; period average [3] CSM Autobase [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand for our products. A year-over-year increase in U.S. GDP growth rates is indicative of an improving economy, which generally increases demand for our products. Conversely, decreasing U.S. GDP growth rates generally have the opposite effect. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results. When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase to cover current replacement costs.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2013 (first quarter), fiscal 2012 and fiscal 2011:

(Dollars per ton 1)

	Fiscal Year			Inc / (Dec)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
1st Quarter	$616	$709	$611	($93)	-13.1%	$98	16.0%
2nd Quarter	N/A	$660	$557	N/A	N/A	$103	18.5%
3rd Quarter	N/A	$718	$699	N/A	N/A	$19	2.7%
4th Quarter	N/A	$684	$851	N/A	N/A	($167)	-19.6%
Annual Avg.	N/A	$693	$680	N/A	N/A	$13	1.9%

[1]	CRU Hot-Rolled Index Average

No single customer contributed more than 10% of our consolidated net sales during the first quarter of fiscal 2013. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2013, vehicle production for the Detroit Three automakers was up 6% over the comparable period in the prior year. Additionally, North American vehicle production during the first quarter of fiscal 2013 increased 16% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter—Fiscal 2013 Compared to Fiscal 2012

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$666.0	100.0%	$602.4	100.0%	$63.6
Cost of goods sold	572.4	85.9%	530.9	88.1%	41.5

Gross margin	93.6	14.1%	71.5	11.9%	22.1
Selling, general and administrative expense	59.4	8.9%	45.4	7.5%	14.0
Impairment of long-lived assets	1.6	0.2%	–	0.0%	1.6
Restructuring and other expense	0.4	0.1%	1.7	0.3%	(1.3)
Joint venture transactions	(1.2)	-0.2%	3.2	0.5%	(4.4)

Operating income	33.4	5.0%	21.2	3.5%	12.2
Miscellaneous income	0.3	0.0%	0.4	0.1%	(0.1)
Interest expense	(5.3)	-0.8%	(4.7)	-0.8%	0.6
Equity in net income of unconsolidated affiliates	22.6	3.4%	24.7	4.1%	(2.1)
Income tax expense	(16.1)	-2.4%	(13.2)	-2.2%	2.9

Net earnings	34.9	5.2%	28.4	4.7%	6.5
Net earnings attributable to noncontrolling interest	0.9	0.1%	2.7	0.4%	1.8

Net earnings attributable to controlling interest	$34.0	5.1%	$25.7	4.3%	$8.3

Net earnings attributable to controlling interest for the three months ended August 31, 2012 increased $8.3 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $63.6 million from the comparable period in the prior year, driven primarily by higher volumes, favorably impacting net sales by $112.0 million. The combined acquisitions of Angus Industries, Inc. (“Angus”) reported under the Engineered Cabs operating segment, and the acquisitions in the Pressure Cylinders operating segment increased net sales by $87.5 million. Lower average selling prices, primarily in Steel Processing, negatively impacted net sales by $48.4 million. Selling prices are affected by the market price of steel, which averaged $616 per ton during the first quarter of fiscal 2013 versus an average of $709 per ton during the comparable period of fiscal 2012.

•	Gross margin increased $22.1 million from the comparable period in the prior year due to the aforementioned increase in volumes and a more favorable product mix.

•

SG&A expense increased $14.0 million from the comparable period in the prior year, primarily due to the impact of acquisitions and higher profit sharing and bonus expenses as a result of increased earnings. Additionally, the prior year included a $4.4 million non-recurring credit to SG&A expense for a gain related to the settlement of a legal dispute.

•

Impairment of long-lived assets of $1.6 million related to certain assets within our Pressure Cylinders segment. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Fair Value” of this Quarterly Report on Form 10-Q.

•

Restructuring charges of $0.4 million represented primarily facility exit and other costs related to the closure of our Commercial Stairs operating segment. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized a net benefit of $1.2 million within the joint venture transactions caption in our consolidated statement of earnings. This amount consisted primarily of net gains on asset disposals. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE C – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•	Interest expense of $5.3 million was $0.6 million higher than the comparable period in the prior year, primarily due to the impact of higher average debt levels.

•

Equity in net income of unconsolidated affiliates decreased $2.1 million from the comparable period in the prior year. The majority of the equity in net income of unconsolidated affiliates is generated by our WAVE joint venture, where our portion of net earnings increased $0.6 million, or 3%. However, this increase was not enough to offset the combined decrease in our portion of net earnings at Serviacero, our Mexican joint venture, and ClarkDietrich. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $2.9 million from the comparable period in the prior year, primarily due to higher earnings. The current quarter expense of $16.1 million was calculated using an estimated annual effective rate of 32.6% versus 32.4% in the prior year quarter.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$380.0	100.0%	$408.2	100.0%	$(28.2)
Cost of goods sold	338.0	88.9%	366.4	89.8%	(28.4)

Gross margin	42.0	11.1%	41.8	10.2%	0.2
Selling, general and administrative expense	26.0	6.8%	25.5	6.2%	0.5
Restructuring and other expense	—	0.0%	—	0.0%	—

Operating income	$16.0	4.2%	$16.3	4.0%	$(0.3)

Material cost	$279.7		$306.7		$(27.0)
Tons shipped (in thousands)	695		703		(8)

Net sales and operating highlights were as follows:

•

Net sales decreased $28.2 million from the comparable period in the prior year. Lower base material prices in the current quarter led to decreased pricing for our products, negatively impacting net sales by $42.6 million. A higher mix of direct versus toll tons in the current period more than offset the impact of lower volumes, the combined impact of which was a $14.4 million increase in net sales. The mix was 54% direct to 46% toll in the current quarter versus 51% to 49% in the comparable quarter of fiscal 2012. Direct sales price per ton is significantly higher than toll as it reflects processing fees plus the price of base material since we purchased the material. Toll processing represents processing fees of customer-owned material.

•	Operating income decreased $0.3 million from the comparable period in the prior year primarily due to higher profit sharing and bonus expense within SG&A.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$194.2	100.0%	$168.8	100.0%	$25.4
Cost of goods sold	155.4	80.0%	143.1	84.8%	12.3

Gross margin	38.8	20.0%	25.7	15.2%	13.1
Selling, general and administrative expense	22.2	11.4%	13.8	8.2%	8.4
Impairment of long-lived assets	1.6	0.8%	—	0.0%	1.6

Operating income	$15.0	7.7%	$11.9	7.0%	$3.1

Material cost	$92.1		$86.6		$5.5
Units shipped (in thousands)	21,469		14,593		6,876

Net sales and operating highlights were as follows:

•

Net sales increased $25.4 million from the comparable period in the prior year. Higher overall volumes, aided by the impact of recent acquisitions, favorably impacted net sales by $31.0 million. The impact of higher volumes was partially offset by a $5.6 million decrease in average selling prices due to an unfavorable exchange rate resulting from a stronger U.S. dollar.

•

Operating income was up $3.1 million over the comparable period in the prior year. Higher volumes and an increased spread between selling prices and material costs driven by a more favorable product mix more than offset the increase in SG&A expense. The increase in SG&A expense was driven by the impact of acquisitions, increased allocations of corporate expenses and a $4.4 million non-recurring gain in the prior year related to the settlement of a legal dispute.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$64.5	100.0%	$–		$64.5
Cost of goods sold	52.8	81.9%	–		52.8

Gross margin	11.7	18.1%	–		11.7
Selling, general and administrative expense	7.0	10.9%	–		7.0

Operating income	$4.7	7.3%	$–		$4.7

Material cost	$32.1		$–		$32.1

Net sales and operating highlights were as follows:

•	Net sales for the first quarter of fiscal 2013 were $64.5 million. This business was acquired on December 29, 2011 and therefore was not included in last year’s first quarter results.

•	Operating income was $4.7 million.

Other

The Other category includes our Steel Packaging, Commercial Stairs, Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is the activity related to the wind-down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$27.3	100.0%	$25.3	100.0%	$2.0
Cost of goods sold	26.1	95.6%	21.4	84.6%	4.7

Gross margin	1.2	4.4%	3.9	15.4%	(2.7)
Selling, general and administrative expense	4.3	15.8%	6.1	24.1%	(1.8)
Joint Venture Transactions	(1.2)	-4.3%	3.2	12.6%	(4.4)
Restructuring and other expense	0.4	1.3%	1.7	6.7%	(1.3)

Operating loss	$(2.3)	-8.4%	$(7.1)	-28.1%	$4.8

Net sales and operating highlights were as follows:

•	Net sales increased $2.0 million from the comparable period in the prior year, primarily due to higher volumes in the Construction Services operating segment.

•

Operating loss of $2.3 million was $4.8 million lower than the comparable period in the prior year, as the decrease in gross margin was more than offset by the impact of the joint venture transactions, lower SG&A expense and a decrease in restructuring charges. In connection with the wind-down of our former Metal Framing operating segment, we recognized a net benefit of $1.2 million within the joint venture transactions caption in our consolidated statement of earnings, which consisted primarily of net gains on asset disposals. This compared to $3.2 million of non-recurring charges in the comparable quarter of prior year, consisting primarily of facility exit and other costs. Current quarter restructuring charges consisted of facility exit and other costs related to the closure of our Commercial Stairs operating segment.

Liquidity and Capital Resources

During the three months ended August 31, 2012, we generated $71.0 million of cash from operating activities, invested $16.7 million in property, plant and equipment and received proceeds of $6.6 million from the sale of assets. Additionally, we paid $8.2 million of dividends. The following table summarizes our consolidated cash flows for the three months ended August 31, 2012 and 2011:

	Three Months Ended August 31,
(in millions)	2012	2011
Net cash provided (used) by operating activities	$71.0	$(14.8)
Net cash used by investing activities	(10.1)	(43.2)
Net cash provided (used) by financing activities	(71.4)	38.7

Decrease in cash and cash equivalents	(10.5)	(19.3)
Cash and cash equivalents at beginning of period	41.0	56.2

Cash and cash equivalents at end of period	$30.5	$36.9

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

The cash and equivalents balance at August 31, 2012 included $21.8 million of cash held by subsidiaries outside of the United States. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intentions to repatriate cash held by subsidiaries outside of the United States.

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

Net cash provided by operating activities was $71.0 million during the three months ended August 31, 2012 compared to net cash used of $14.8 million in the comparable period of fiscal 2012. The difference was driven largely by changes in working capital needs.

Investing Activities

Net cash used by investing activities decreased $33.1 million to $10.1 million during the three months ended August 31, 2012, as the comparable period in the prior year included $41.0 million of cash paid for substantially all of the net assets (excluding accounts receivable) of the BernzOmatic business (“Bernz”) of Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc. The overall decrease was partially offset by higher capital expenditures, which increased $10.2 million during the current quarter.

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

Financing Activities

Net cash used by financing activities was $71.4 million during the three months ended August 31, 2012. During the current quarter, we repaid $223.7 million of short-term borrowings, which was partially funded by $150.0 million of proceeds from the issuance of long-term debt, as described in more detail below.

As of August 31, 2012, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at August 31, 2012 were unchanged from those reported as of May 31, 2012. On August 10, 2012, we issued $150.0 million aggregate principal amount of unsecured senior notes due August 10, 2024. Refer to “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivables Securitization” for additional information regarding our short-term and long-term debt agreements.

Common shares – The Board of Directors (the “Board”) of Worthington Industries, Inc. (“Worthington Industries”) declared quarterly dividends of $0.13 per common share during the first quarter of fiscal 2013 compared to $0.12 per common share during the first quarter of fiscal 2012. Dividends paid on our common shares totaled $8.2 million and $7.2 million, respectively, during the three months ended August 31, 2012 and 2011. Note that dividends paid reflect those declared in the previous quarter.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 6,027,832 remained available for repurchase at August 31, 2012. No common shares were repurchased under this authorization during the three months ended August 31, 2012.

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

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board of Worthington Industries. The Board reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2012 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2012, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.7 million at August 31, 2012. We have also guaranteed the repayment of a $5.0 million term loan entered into by ArtiFlex, one of our unconsolidated joint ventures. In addition, we had in place $11.0 million of outstanding stand-by letters of credit for third-party beneficiaries as of August 31, 2012. These letters of credit were issued to third-party service providers and had no amounts drawn against them at August 31, 2012. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred to a later date that has yet to be determined. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three months ended August 31, 2012 and 2011.

In September 2011, amended accounting guidance was issued that simplifies how an entity tests goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our adoption of this amended accounting guidance does not impact our financial position or results of operations.

In July 2012, amended accounting guidance was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2012 Form 10-K.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the three months ended August 31, 2012.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II—Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2012 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2012). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2012) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. — Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2012 (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2012, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2012 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2012 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2012:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2012	-	-	-	6,027,832
July 1-31, 2012	-	-	-	6,027,832
August 1-31, 2012	-	-	-	6,027,832

Total	-	-	-

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares. At August 31, 2012, 6,027,832 common shares remained available for repurchase under this authorization. The common shares available for repurchase may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

4.1	Note Agreement, dated as of August 10, 2012, between Worthington Industries, Inc. and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed August 15, 2012 (SEC File No. 001-08399))

10.1	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc., approved as of June 27, 2012 and effective that date (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2012 (SEC File No. 001-08399))

10.2	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for Named Executive Officers of Worthington Industries, Inc. (incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2012 (SEC File No. 001-08399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2012 and May 31, 2012;
(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2012 and August 31, 2011;
(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2012 and August 31, 2011;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011; and
(v)	Notes to Consolidated Financial Statements for the three months ended August 31, 2012 and August 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 9, 2012	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

4.1

Note Agreement, dated as of August 10, 2012, between Worthington Industries, Inc. and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd.

Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed August 15, 2012 (SEC File No. 001-08399)

10.1	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc., approved as of June 27, 2012 and effective that date	Incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2012 (SEC File No. 001-08399)

10.2	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for Named Executive Officers of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2012 (SEC File No. 001-08399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at August 31, 2012 and May 31, 2012;

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2012 and August 31, 2011;

(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2012 and August 31, 2011;

(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011; and

(v)	Notes to Consolidated Financial Statements for the three months ended August 31, 2012 and August 31, 2011.