Form 10-Q
period 2012-11-30
WORTHINGTON INDUSTRIES INC
filed 2013-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On December 31, 2012, the number of Common Shares issued and outstanding was 70,518,207.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	business plans or future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	projected profitability potential, capacity, and working capital needs;
•	demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
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
•

the overall success of, and the ability to integrate, newly-acquired businesses and joint ventures, including maintaining and developing their customers, and achieving synergies and other expected benefits and cost savings therefrom;

•	capacity levels and efficiencies within facilities, within major product markets and within the industry as a whole;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

•	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the acceptance of our products in new markets;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	the outcome of adverse claims experience with respect to worker’s compensation, product recalls or product liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•	level of imports and import prices in our markets;
•

the impact of the outcome of judicial and governmental agency rulings as well as the impact of governmental regulations, both in the United States and abroad, including those adopted by the United States Securities and Exchange Commission and other governmental agencies as contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the effect of changes to healthcare laws in the United States, which may increase our healthcare and other costs and negatively impact our financial results and operations; and
•

other risks described from time to time in our filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 and in “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30, 2012	May 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,889	$41,028
Receivables, less allowances of $4,139 and $3,329 at November 30, 2012 and May 31, 2012	334,912	400,869
Inventories:
Raw materials	180,690	211,543
Work in process	89,766	115,510
Finished products	87,768	74,887

Total inventories	358,224	401,940
Income taxes receivable	6,869	892
Assets held for sale	3,697	7,202
Deferred income taxes	19,963	20,906
Prepaid expenses and other current assets	38,560	41,402

Total current assets	795,114	914,239

Investments in unconsolidated affiliates	252,347	240,882
Goodwill	179,837	156,681
Other intangible assets, net of accumulated amortization of $20,546 and $16,103 at November 30, 2012 and May 31, 2012	114,807	100,333
Other assets	18,649	22,585
Property, plant and equipment, net	460,081	443,077

Total assets	$1,820,835	$1,877,797

Liabilities and equity
Current liabilities:
Accounts payable	$218,971	$252,334
Short-term borrowings	43,978	274,923
Accrued compensation, contributions to employee benefit plans and related taxes	52,903	71,271
Dividends payable	9,541	8,478
Other accrued items	34,446	38,231
Income taxes payable	1,802	11,697
Current maturities of long-term debt	1,183	1,329

Total current liabilities	362,824	658,263

Other liabilities	72,994	72,371
Distributions in excess of investment in unconsolidated affiliate	64,966	69,165
Long-term debt	406,811	257,462
Deferred income taxes	90,764	73,099

Total liabilities	998,359	1,130,360

Shareholders’ equity — controlling interest	776,146	697,174
Noncontrolling interest	46,330	50,263

Total equity	822,476	747,437

Total liabilities and equity	$1,820,835	$1,877,797

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Net sales	$622,622	$565,652	$1,288,657	$1,168,039
Cost of goods sold	527,766	509,046	1,100,150	1,039,971

Gross margin	94,856	56,606	188,507	128,068

Selling, general and administrative expense	65,101	52,901	124,523	98,262
Impairment of long-lived assets	(50)	-	1,520	-
Restructuring and other expense	1,262	2,048	1,665	3,751
Joint venture transactions	(279)	(1,192)	(1,441)	2,023

Operating income	28,822	2,849	62,240	24,032
Other income (expense):
Miscellaneous income	303	279	468	680
Interest expense	(6,334)	(4,756)	(11,593)	(9,444)
Equity in net income of unconsolidated affiliates	25,221	21,912	47,864	46,609

Earnings before income taxes	48,012	20,284	98,979	61,877
Income tax expense	15,390	6,083	31,492	19,336

Net earnings	32,622	14,201	67,487	42,541
Net earnings attributable to noncontrolling interest	796	2,216	1,699	4,904

Net earnings attributable to controlling interest	$31,826	$11,985	$65,788	$37,637

Basic
Average common shares outstanding	68,934	69,350	68,604	70,440

Earnings per share attributable to controlling interest	$0.46	$0.17	$0.96	$0.53

Diluted
Average common shares outstanding	70,411	69,356	69,834	70,925

Earnings per share attributable to controlling interest	$0.45	$0.17	$0.94	$0.53

Common shares outstanding at end of period	69,060	68,937	69,060	68,937

Cash dividends declared per share	$0.13	$0.12	$0.26	$0.24

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Net earnings	$32,622	$14,201	$67,487	$42,541
Other comprehensive income (loss), net of tax:
Foreign currency translation	4,167	(11,074)	8,075	(11,373)
Pension liability adjustment	-	49	(172)	49
Cash flow hedges	(329)	1,155	655	(880)

Other comprehensive income (loss)	3,838	(9,870)	8,558	(12,204)

Comprehensive income	36,460	4,331	76,045	30,337
Comprehensive income attributable to noncontrolling interest	1,043	696	2,057	2,563

Comprehensive income attributable to controlling interest	$35,417	$3,635	$73,988	$27,774

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Operating activities
Net earnings	$32,622	$14,201	$67,487	$42,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,101	13,119	31,088	25,973
Impairment of long-lived assets	(50)	-	1,520	-
Provision for deferred income taxes	(1,320)	500	3,359	8,178
Bad debt expense (income)	492	(140)	499	(111)
Equity in net income of unconsolidated affiliates, net of distributions	(7,057)	2,782	(14,415)	(2,287)
Net gain on sale of assets	(2,379)	(1,653)	(69)	(2,068)
Stock-based compensation	3,740	2,578	6,933	5,779
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	30,634	28,717	68,750	56,092
Inventories	40,882	48,860	57,901	54,775
Prepaid expenses and other current assets	1,747	2,940	1,602	3,550
Other assets	90	1,567	2,937	2,840
Accounts payable and accrued expenses	(30,618)	(50,281)	(70,191)	(147,129)
Other liabilities	3,497	1,165	1,978	1,382

Net cash provided by operating activities	88,381	64,355	159,379	49,515

Investing activities
Investment in property, plant and equipment, net	(7,911)	(3,559)	(24,616)	(10,031)
Acquisitions, net of cash acquired	(62,110)	(38,782)	(62,110)	(79,782)
Investments in unconsolidated affiliates	-	-	-	(785)
Proceeds from sale of assets	9,090	6,306	15,675	11,347

Net cash used by investing activities	(60,931)	(36,035)	(71,051)	(79,251)

Financing activities
Net proceeds from (repayments of) short-term borrowings	(14,508)	16,881	(238,196)	93,131
Proceeds from long-term debt	-	-	150,000	-
Principal payments on long-term debt	(363)	-	(805)	-
Proceeds from issuance of common shares	4,773	315	15,628	8,523
Dividends paid to noncontrolling interest, net of contributions	(5,990)	(3,456)	(5,990)	(6,576)
Repurchase of common shares	-	(16,715)	-	(52,120)
Dividends paid	(8,954)	(8,414)	(17,104)	(15,583)

Net cash provided (used) by financing activities	(25,042)	(11,389)	(96,467)	27,375

Increase (decrease) in cash and cash equivalents	2,408	16,931	(8,139)	(2,361)
Cash and cash equivalents at beginning of period	30,481	36,875	41,028	56,167

Cash and cash equivalents at end of period	$32,889	$53,806	$32,889	$53,806

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended November 30, 2012 and November 30, 2011

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the results of operations of these interim periods, have been included. Operating results for the three and six months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013 (“fiscal 2013”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (“fiscal 2012”) of Worthington Industries, Inc. (the “2012 Form 10-K”).

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

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into ClarkDietrich. All of these facilities were closed as of August 31, 2011 and the associated buildings and equipment of the majority of these facilities were sold during fiscal 2012. The remaining assets, which have a carrying value of $3,697,000 and consist of property, plant and equipment, are expected to be sold before the end of fiscal 2013 and actions to locate buyers are ongoing.

Recently Issued Accounting Standards

In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred to a later date that has yet to be determined. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three and six months ended November 30, 2012 and 2011.

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

NOTE B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At November 30, 2012, these equity investments and the percentage interests owned consisted of: ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), Samuel Steel Pickling Company (31%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (“TWB”) (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

Our more recent, less significant, WMSFMCo. joint venture in China has experienced slower sales growth than originally anticipated due to construction delays and higher costs associated with the construction of the initial buildings. While we believe that the investment in this entity, $6,400,000 at November 30, 2012, is not currently impaired, changes to the management of the joint venture have been made and we will continue to evaluate the investment going forward.

In September 2012, ThyssenKrupp AG, the other member of our tailored steel blanks joint venture, TWB, announced that it had reached an agreement to sell its interest in the joint venture to Wuhan Iron and Steel Corporation. The sale is subject to approval by the supervisory bodies and responsible regulatory authorities.

We received distributions from unconsolidated affiliates totaling $33,449,000 during the six months ended November 30, 2012. We have received cumulative distributions from WAVE in excess of our investment balance totaling $64,966,000 and $69,165,000 at November 30, 2012 and May 31, 2012, respectively. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

	November 30,	May 31,
(in thousands)	2012	2012
Current assets	$656,515	$626,975
Noncurrent assets	353,600	345,500

Total assets	$1,010,115	$972,475

Current liabilities	$191,314	$174,016
Current maturities of long-term debt	5,343	5,305
Long-term debt	273,627	289,308
Other noncurrent liabilities	20,923	21,934
Equity	518,908	481,912

Total liabilities and equity	$1,010,115	$972,475

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2012	2011	2012	2011
Net sales	$438,260	$420,103	$885,113	$848,204
Gross margin	86,307	79,985	164,226	163,809
Operating income	56,900	52,809	108,610	110,038
Depreciation and amortization	9,903	4,766	19,109	9,602
Interest expense	2,208	950	4,469	1,826
Income tax expense	176	5,766	3,646	10,124
Net earnings	54,864	47,959	101,149	99,823

NOTE C – Impairment of Long-Lived Assets

During the first quarter of fiscal 2013, our Pressure Cylinders operations in the Czech Republic met the applicable criteria for classification as assets held for sale. The net book value of the asset group was determined to be in excess of fair value, and, as a result, the asset group was written down to its fair value less cost to sell, or $6,934,000, resulting in an impairment charge of $1,570,000. On October 31, 2012, we completed the sale of this asset group to an unrelated third party resulting in a gain of approximately $50,000. The combined impact of these items of $1,520,000 is presented within the impairment of long-lived assets financial statement caption in our consolidated statement of earnings for the six months ended November 30, 2012.

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

To date, we have completed the transformation phases in each of the core facilities within our Steel Processing operating segment, including the facilities of our Mexican joint venture. We also substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich. Transformation efforts within our Pressure Cylinders operating segment, which began during the first quarter of fiscal 2012, are ongoing. In addition, during the first quarter of fiscal 2013, we initiated the diagnostics phase of the Transformation Plan in our Engineered Cabs operating segment.

During the six months ended November 30, 2012, the following actions were taken in connection with the Transformation Plan:

•	In connection with the wind-down of our former Metal Framing operating segment:

-	Approximately $484,000 of facility exit and other costs were incurred in connection with the closure of the retained facilities.

-	The severance accrual was adjusted downward, resulting in a $235,000 credit to earnings.

-	Certain assets of the retained facilities classified as held for sale were disposed of for cash proceeds of $5,195,000 resulting in a net gain of $1,690,000.

These items were recognized within the joint venture transactions financial statement caption in our consolidated statement of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our former Metal Framing operating segment.

•	In connection with the closure of our commercial stairs business, we incurred net charges of approximately $1,561,000, consisting primarily of facility exit and other costs.

•

In connection with certain organizational changes impacting our former Global Group operating segment, we accrued approximately $104,000 of employee severance. For further information regarding these organizational changes, refer to “NOTE L – Segment Operations.”

A progression of the liabilities created as part of the Transformation Plan during the six months ended November 30, 2012, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings is summarized as follows:

(in thousands)	Beginning Balance	Expense/ (Income)	Payments	Adjustments	Ending Balance
Early retirement and severance	$4,892	$(131)	$(1,440)	$(3)	$3,318
Facility exit and other costs	691	2,045	(818)	(463)	1,455

	$5,583	1,914	$(2,258)	$(466)	$4,773

Net gain on asset disposals		(1,690)
Less: joint venture transactions		1,441

Restructuring and other expense		$1,665

Approximately $1,317,000 of the total liability is expected to be paid in the second half of fiscal 2013. The remaining liability, which consists of lease termination costs and certain severance benefits, will be paid through September 2016.

NOTE E – Contingent Liabilities

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

During the six months ended November 30, 2012, we incurred additional expenses of $2,571,000 related to the recall, bringing the total pre-tax charges incurred to $12,242,000, which represents our best estimate of the total liability. Recoveries, if any, will not be recorded until an agreement is reached with the supplier.

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2012, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14,461,000 at November 30, 2012. We have also guaranteed the repayment of a $5,000,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and therefore no amounts have been recognized in our consolidated financial statements.

We also had in place $10,982,000 of outstanding stand-by letters of credit for third-party beneficiaries as of November 30, 2012. These letters of credit were issued to third-party service providers and had no amounts drawn against them at November 30, 2012. The fair value of these guarantee instruments, based on premiums paid, was not material, and therefore no amounts have been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

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

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings outstanding under the Credit Facility were $23,080,000 at November 30, 2012. Additionally, as discussed in “NOTE F – Guarantees,” we provided $10,982,000 in stand-by letters of credit for third-party beneficiaries as of November 30, 2012. While not drawn against, these letters of credit are issued against availability under the Credit Facility, leaving $390,938,000 available at November 30, 2012.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheet. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At November 30, 2012, the applicable variable rate, based on LIBOR, was 1.26%.

We also maintain a $150,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility has been available throughout fiscal 2013 to date, and was available throughout fiscal 2012. The AR Facility expires in January 2013; however, we are currently in the process of renewing this agreement and expect to renew this facility prior to expiration. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $150,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of November 30, 2012, the pool of eligible accounts receivable exceeded the $150,000,000 limit, and $15,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at November 30, 2012 consisted of $5,898,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL. This credit facility matures in November 2013 and bears interest at a variable rate. The applicable variable rate was 3.00% at November 30, 2012.

NOTE H – Comprehensive Income

The following table summarizes the tax effects of each component of other comprehensive income for the three months ended November 30, 2012:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$4,167	$-	$4,167
Cash flow hedges	553	(882)	(329)

Other comprehensive income	$4,720	$(882)	$3,838

The following table summarizes the tax effects of each component of other comprehensive income for the six months ended November 30, 2012:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$8,075	$-	$8,075
Pension liability adjustment	(255)	83	(172)
Cash flow hedges	1,777	(1,122)	655

Other comprehensive income	$9,597	$(1,039)	$8,558

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the six months ended November 30, 2012:

	Controlling Interest
		Cumulative
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interest	Total
Balance at May 31, 2012	$192,338	$(20,387)	$525,223	$697,174	$50,263	$747,437
Comprehensive income	-	8,200	65,788	73,988	2,057	76,045
Common shares issued	15,628	-	-	15,628	-	15,628
Stock-based compensation	7,538	-	-	7,538	-	7,538
Dividends paid to noncontrolling interest, net of contributions	-	-	-	-	(5,990)	(5,990)
Cash dividends declared	-	-	(18,182)	(18,182)	-	(18,182)

Balance at November 30, 2012	$215,504	$(12,187)	$572,829	$776,146	$46,330	$822,476

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2012, we granted non-qualified stock options covering a total of 1,000,250 common shares under our stock-based compensation plans. The weighted average option price of $20.59 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $7.71 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $6,921,000, which will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.95%
Expected volatility	52.88%
Risk-free interest rate	0.91%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Restricted Common Shares

During the six months ended November 30, 2012, we granted 121,400 restricted common shares under our stock-based compensation plans. The fair values of these restricted common shares were equal to the weighted average closing market prices of the underlying common shares on the date of grant, or $20.77 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares of $2,299,000 will be recognized on a straight-line basis over the three-year vesting period.

NOTE K – Income Taxes

Income tax expense for the six months ended November 30, 2012 and 2011 reflected estimated annual effective income tax rates of 32.7% and 32.9%, respectively. These rates are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is primarily a result of our Spartan consolidated joint venture. The earnings attributable to the noncontrolling interest in Spartan do not generate tax expense to Worthington since the investors in Spartan are taxed directly based on the earnings attributable to them. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2013 could be materially different from the forecasted rate as of November 30, 2012.

NOTE L – Segment Operations

During the first quarter of fiscal 2013, we made certain organizational changes impacting the internal reporting and management structure of our former Global Group operating segment. As a result of these organizational changes, management responsibilities and internal reporting were re-aligned into two new operating segments: Construction Services and Worthington Energy Innovations. These operating segments are reported in the “Other” category for segment reporting purposes, as they do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure. Accordingly, these organizational changes did not impact the composition of our reportable business segments.

Additionally, we no longer manage our residual metal framing assets in a manner that constitutes an operating segment. Accordingly, the activity related to the wind-down of our former Metal Framing operating segment has been reported in the “Other” category. Segment information reported in previous periods has been restated to conform to this new presentation.

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2012	2011	2012	2011
Net sales
Steel Processing	$339,313	$373,462	$719,285	$781,636
Pressure Cylinders	207,494	176,717	401,730	345,546
Engineered Cabs	57,804	-	122,299	-
Other	18,011	15,473	45,343	40,857

Consolidated net sales	$622,622	$565,652	$1,288,657	$1,168,039

Operating income (loss)
Steel Processing	$13,314	$7,387	$29,333	$23,664
Pressure Cylinders	17,079	531	32,105	12,446
Engineered Cabs	565	-	5,259	-
Other	(2,136)	(5,069)	(4,457)	(12,078)

Consolidated operating income	$28,822	$2,849	$62,240	$24,032

Restructuring and other expense
Steel Processing	$(2)	$-	$-	$-
Pressure Cylinders	-	-	6	-
Engineered Cabs	-	-	-	-
Other	1,264	2,048	1,659	3,751

Consolidated restructuring and other expense	$1,262	$2,048	$1,665	$3,751

Impairment of long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	(50)	-	1,520	-
Engineered Cabs	-	-	-	-
Other	-	-	-	-

Consolidated impairment of long-lived assets	$(50)	$-	$1,520	$-

Joint venture transactions
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	-
Engineered Cabs	-	-	-	-
Other	(279)	(1,192)	(1,441)	2,023

Consolidated joint venture transactions	$(279)	$(1,192)	$(1,441)	$2,023

	November 30,	May 31,
(in thousands)	2012	2012
Total assets
Steel Processing	$594,825	$703,336
Pressure Cylinders	637,530	575,250
Engineered Cabs	195,471	199,594
Other	393,009	399,617

Consolidated total assets	$1,820,835	$1,877,797

NOTE M – Acquisitions

Westerman, Inc.

On September 17, 2012, we acquired 100% of the outstanding common shares of Westerman, Inc. (“Westerman”) for cash consideration of approximately $62,749,000 and the assumption of approximately $7,251,000 of debt, which was repaid at closing. Westerman is a leading manufacturer of tanks and pressure vessels for the oil and gas and nuclear markets as well as hoists for marine applications. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Westerman, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Customer relationships	$12,796	10
Trade name	2,986	3-4
Non-compete agreement	1,050	5
Other	1,486	1-3

Total acquired identifiable intangible assets	$18,318

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

The following table summarizes the consideration transferred for Westerman and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$639
Accounts receivable	6,355
Inventories	15,377
Prepaid expenses and other current assets	836
Intangible assets	18,318
Property, plant and equipment	23,503

Total identifiable assets	65,028
Accounts payable	(3,024)
Accrued liabilities	(2,479)
Other current liabilities	(765)
Short-term borrowings	(7,251)
Deferred income taxes	(11,039)

Net identifiable assets	40,470
Goodwill	22,279

Total cash consideration	$62,749

Operating results of Westerman have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2012, would not be materially different than reported results.

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

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, zinc and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative instruments to manage the associated price risk.

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

The following table summarizes the fair value of our derivative instruments and the respective line item in which they were recorded in our consolidated balance sheet at November 30, 2012:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,882
	Other assets	-	Other liabilities	7,737

		-		9,619

Commodity contracts	Receivables	509	Accounts payable	-

		509		-

Totals		$509		$9,619

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$395	Accounts payable	$662

		395		662

Foreign exchange contracts	Receivables	-	Accounts payable	278

		-		278

Totals		$395		$940

Total Derivative Instruments		$904		$10,559

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

The following table summarizes our cash flow hedges outstanding at November 30, 2012:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$34,150	December 2012 - December 2013
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended November 30, 2012 and 2011:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended November 30, 2012:
Interest rate contracts	$117	Interest expense	$(665)	Interest expense	$-
Commodity contracts	30	Cost of goods sold	259	Cost of goods sold	-

Totals	$147		$(406)		$-

For the three months ended November 30, 2011:
Interest rate contracts	$257	Interest expense	$(928)	Interest expense	$-
Commodity contracts	(707)	Cost of goods sold	(286)	Cost of goods sold	-

Totals	$(450)		$(1,214)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the six months ended November 30, 2012 and 2011:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the six months ended November 30, 2012:
Interest rate contracts	$(489)	Interest expense	$(1,648)	Interest expense	$-
Commodity contracts	458	Cost of goods sold	(160)	Cost of goods sold	-

Totals	$(31)		$(1,808)		$-

For the six months ended November 30, 2011:
Interest rate contracts	$(1,873)	Interest expense	$(1,998)	Interest expense	$-
Commodity contracts	(423)	Cost of goods sold	1,735	Cost of goods sold	-

Totals	$(2,296)		$(263)		$-

The estimated net amount of the losses recognized in accumulated OCI at November 30, 2012 expected to be reclassified into net earnings within the succeeding twelve months is $1,169,000 (net of tax of $558,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2012, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2013 and 2014.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2012:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$24,545	December 2012 - June 2014
Foreign currency contracts	48,665	February 2013

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended November 30, 2012 and 2011:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Three Months Ended November 30,
(in thousands)		2012	2011
Commodity contracts	Cost of good sold	$2,420	$(226)
Foreign exchange contracts	Miscellaneous expense	1,084	3,742

Total		$3,504	$3,516

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the six months ended November 30, 2012 and 2011:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Six Months Ended November 30,
(in thousands)		2012	2011
Commodity contracts	Cost of good sold	$4,233	$(1,103)
Foreign exchange contracts	Miscellaneous expense	221	3,768

Total		$4,454	$2,665

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At November 30, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$904	$-	$904

Total assets	$-	$904	$-	$904

Liabilities
Derivative contracts	$-	$10,559	$-	$10,559

Total liabilities	$-	$10,559	$-	$10,559

At May 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,157	$-	$1,157

Total assets	$-	$1,157	$-	$1,157

Liabilities
Derivative contracts	$-	$14,993	$-	$14,993

Total liabilities	$-	$14,993	$-	$14,993

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $439,190,000 and $274,754,000 at November 30, 2012 and May 31, 2012, respectively. The carrying amount of long-term debt, including current maturities, was $407,994,000 and $258,791,000 at November 30, 2012 and May 31, 2012, respectively.

NOTE P – Subsequent Events

On December 10, 2012, the Board of Directors declared an accelerated cash dividend totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012 and represented an acceleration of the dividend payments for the third and fourth quarters of fiscal 2013.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q, “Part I—Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 and “Part II—Item 1A.—Risk Factors” of this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 includes additional information about us, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metals manufacturing company, focused on value-added steel processing and the manufacture of pressure cylinders and custom-engineered cabs. As of November 30, 2012, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Steel Packaging, Construction Services and Worthington Energy Innovations operating segments.

During the first quarter of fiscal 2013, we made certain organizational changes impacting the internal reporting and management structure of our former Global Group operating segment. As a result of these organizational changes, management responsibilities and internal reporting were re-aligned into two new operating segments: Construction Services and Worthington Energy Innovations. These organizational changes did not impact the composition of our reportable business segments.

Additionally, we no longer manage our residual metal framing assets in a manner that constitutes an operating segment. Accordingly, the activity related to the wind-down of our former Metal Framing operating segment, consisting primarily of the sale of assets, has been reported in the “Other” category. Segment information reported in previous periods has been restated to conform to the new presentation.

We also held equity positions in 12 joint ventures, which operated 47 manufacturing facilities worldwide, as of November 30, 2012.

Overview

The Company’s performance during the second quarter of fiscal 2013 was strong, aided by volume increases in Pressure Cylinders and steady performance in Steel Processing.

Volume trends were mixed in the second quarter. Strong volumes in Pressure Cylinders, which were driven primarily by the impact of acquisitions, led to a 17% increase in net sales. Steel Processing volumes were down 8%, but direct volumes, which carry a higher margin, were up approximately 3% after excluding volumes from the MISA Metals facilities, which were wound down or sold during the past year.

Equity in net income of unconsolidated affiliates (“equity income”) during the second quarter was up 15% over prior year driven by higher income at Serviacero, TWB and WAVE. All of our major joint ventures operated at a profit during the quarter and we received $18.2 million in dividends from them.

The Company continues its strategy of optimizing existing operations and pursuing growth opportunities that add to our current businesses. We initiated the diagnostics phase of the Transformation Plan within our Pressure Cylinders operating segment in the first quarter of fiscal 2012, and these efforts are progressing through each facility. Additionally, during the first quarter of fiscal 2013, we initiated the diagnostics phase in our Engineered Cabs operating segment, which contributed $57.8 million and $122.3 million, respectively, in net sales during the three and six months ended November 30, 2012. For additional information regarding the Transformation Plan, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

Recent Business Developments

—

On September 17, 2012, we acquired 100% of the outstanding common shares of Westerman, Inc. (“Westerman”) for cash consideration of $62.7 million and the assumption of $7.3 million of debt, which was repaid at closing. Westerman is a leading manufacturer of tanks and pressure vessels for the oil and gas and nuclear markets as well as hoists for marine applications. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first six months of fiscal 2013 and fiscal 2012 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 58% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of five of our unconsolidated joint ventures are also to the automotive end market.

Approximately 11% of the net sales of our Steel Processing operating segment, 40% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market for three of our unconsolidated joint ventures, WAVE, ClarkDietrich and WMSFMCo.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 31% and 58% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, mining and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2012	2011	Inc / (Dec)	2012	2011	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.6%	0.4%	1.2%	1.5%	1.7%	(0.2%)
Hot-Rolled Steel ($ per ton) [2]	$622	$660	($38)	$619	$685	($66)
Detroit Three Auto Build (000’s vehicles) [3]	2,189	1,990	199	4,255	3,890	365
No. America Auto Build (000’s vehicles) [3]	3,639	3,546	93	7,436	6,718	718
Zinc ($ per pound) [4]	$0.91	$0.86	$0.05	$0.87	$0.95	($0.08)
Natural Gas ($ per mcf) [5]	$3.26	$3.31	($0.05)	$3.00	$3.81	($0.81)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$4.07	$3.89	$0.18	$3.95	$3.90	$0.05

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2013 (first and second quarters), fiscal 2012, and fiscal 2011:

(Dollars per ton 1)

	Fiscal Year			Increase / (Decrease)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
1st Quarter	$616	$709	$611	($93)	-13.1%	$98	16.0%
2nd Quarter	$622	$660	$557	($38)	-5.8%	$103	18.5%
3rd Quarter	N/A	$718	$699	N/A	N/A	$19	2.7%
4th Quarter	N/A	$684	$851	N/A	N/A	($167)	-19.6%
Annual Avg.	N/A	$693	$680	N/A	N/A	$13	1.9%

[1]	CRU Hot-Rolled Index Average

No single customer contributed more than 10% of our consolidated net sales during the second quarter of fiscal 2013. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the second quarter of fiscal 2013, vehicle production for the Detroit Three automakers was up 10% over the comparable period in the prior year. Additionally, North American vehicle production during the second quarter of fiscal 2013 increased 3% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter—Fiscal 2013 Compared to Fiscal 2012

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2012	%of Net sales	2011	%of Net sales	Increase/ (Decrease)
Net sales	$622.6	100.0%	$565.7	100.0%	$56.9
Cost of goods sold	527.8	84.8%	509.1	90.0%	18.7

Gross margin	94.8	15.2%	56.6	10.0%	38.2
Selling, general and administrative expense	65.1	10.5%	52.9	9.4%	12.2
Impairment of long-lived assets	(0.1)	0.0%	–	–	(0.1)
Restructuring and other expense	1.3	0.2%	2.0	0.4%	(0.7)
Joint venture transactions	(0.3)	0.0%	(1.2)	-0.2%	0.9

Operating income	28.8	4.6%	2.9	0.5%	25.9
Miscellaneous income	0.3	0.0%	0.3	0.0%	–
Interest expense	(6.3)	-1.0%	(4.8)	-0.8%	1.5
Equity in net income of unconsolidated affiliates	25.2	4.0%	21.9	3.9%	3.3
Income tax expense	(15.4)	-2.5%	(6.1)	-1.1%	9.3

Net earnings	32.6	5.2%	14.2	2.5%	18.4
Net earnings attributable to noncontrolling interest	(0.8)	-0.1%	(2.2)	-0.4%	(1.4)

Net earnings attributable to controlling interest	$31.8	5.1%	$12.0	2.1%	$19.8

Net earnings attributable to controlling interest for the three months ended November 30, 2012 increased $19.8 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $56.9 million from the comparable period in the prior year. Higher overall volumes favorably impacted net sales by $85.2 million, including a combined impact of $90.3 million from the acquisition of Angus Industries, reported under the Engineered Cabs operating segment, and acquisitions in Pressure Cylinders. The increase in volume was partially offset by lower average selling prices, primarily in Steel Processing, which were affected by the declining market price of steel.

•

Gross margin increased $38.2 million from the comparable period in the prior year due to the aforementioned increase in volumes, a more favorable product mix, lower inventory holding losses for Steel Processing, and the net decrease in charges related to the voluntary product recall in Pressure Cylinders. Gross margin for the current quarter included $1.0 million of product recall charges compared to $9.7 million in the comparable period in the prior year. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities” of this Quarterly Report on Form 10-Q for more information regarding the voluntary product recall.

•

SG&A expense increased $12.2 million from the comparable period in the prior year, primarily due to the impact of acquisitions and higher profit sharing and bonus expense resulting from higher net earnings.

•

Restructuring charges of $1.3 million were driven by facility exit costs associated with the closure of our commercial stairs business. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized a net benefit of $0.3 million within the joint venture transactions caption in our consolidated statement of earnings. This amount consisted primarily of net gains on asset disposals. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

Interest expense of $6.3 million was $1.5 million higher than the comparable period in the prior year, primarily due to higher average interest rates as a result of the August 2012 issuance of $150.0 million aggregate principal amount of unsecured senior notes. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization.”

•

Equity income increased $3.3 million from the comparable period in the prior year. The majority of our equity income is generated by WAVE, where our portion of net earnings increased $0.7 million, or 5%, to $14.8 million. In the current quarter, TWB contributed $3.8 million of equity income, while ClarkDietrich and ArtiFlex contributed $2.4 million and $1.7 million, respectively. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $9.3 million from the comparable period in the prior year, primarily due to higher earnings. The current quarter expense of $15.4 million was calculated using an estimated annual effective rate of 32.7% versus 32.9% in the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$339.3	100.0%	$373.5	100.0%	$(34.2)
Cost of goods sold	299.1	88.2%	340.2	91.1%	(41.1)

Gross margin	40.2	11.8%	33.3	8.9%	6.9
Selling, general and administrative expense	26.9	7.9%	25.9	6.9%	1.0

Operating income	$13.3	3.9%	$7.4	2.0%	$5.9

Material cost	$241.2		$281.8		$(40.6)
Tons shipped (in thousands)	626		681		(55)

Net sales and operating highlights were as follows:

•

Net sales decreased $34.2 million from the comparable period in the prior year. Lower base material prices in the current quarter led to decreased pricing for our products, negatively impacting net sales by $29.2 million. Overall volumes were down 8% over the comparable period of fiscal 2012, negatively impacting net sales by $5.0 million. The mix of direct versus toll tons was 55% to 45% versus 51% to 49% in the comparable quarter of fiscal 2012. The sales price per ton for direct processing is significantly higher than for toll processing as the direct processing sales price reflects processing fees plus the price of base material. Toll processing represents processing fees of customer-owned material. As previously noted, after excluding volumes from the MISA Metals facilities, direct volumes were up approximately 3%.

•	Operating income increased $5.9 million from the comparable period in the prior year primarily due to lower inventory holding losses.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$207.5	100.0%	$176.7	100.0%	$30.8
Cost of goods sold	164.4	79.2%	154.3	87.3%	10.1

Gross margin	43.1	20.8%	22.4	12.7%	20.7
Selling, general and administrative expense	25.9	12.5%	21.9	12.4%	4.0
Impairment of long-lived assets	0.1	0.0%	—	0.0%	0.1

Operating income	$17.1	8.2%	$0.5	0.3%	$16.6

Material cost	$97.6		$90.5		$7.1
Units shipped (in thousands)	19,496		14,585		4,911

Net sales and operating highlights were as follows:

•	Net sales increased $30.8 million from the comparable period in the prior year, driven primarily by the impact of acquisitions.

•

Operating income was up $16.6 million over prior year due primarily to improved margins, as costs associated with the voluntary product recall decreased by $8.7 million. Gross margin also improved due to contributions from acquisitions, cost containment efforts, and a more favorable product mix. The increase in gross margin was partially offset by higher SG&A expense due to the impact of acquisitions, increase in allocated expenses, and increased spending for new product development. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities” of this Quarterly Report on Form 10-Q for more information regarding the voluntary product recall.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$57.8	100.0%	$–		$57.8
Cost of goods sold	49.7	86.0%	–		49.7

Gross margin	8.1	14.0%	–		8.1
Selling, general and administrative expense	7.5	13.0%	–		7.5

Operating income	$0.6	1.0%	$–		$0.6

Material cost	$29.9		$–		$29.9

Net sales and operating highlights were as follows:

•	Net sales for the second quarter of fiscal 2013 were $57.8 million. This business was acquired on December 29, 2011 and therefore was not included in last year’s second quarter results.

•

Operating income was $0.6 million. As expected, lower volumes resulting from production delays at several top customers had a negative impact in the current quarter. We believe these declines are temporary and are implementing a plan to adjust variable costs accordingly. A one-time charge of $0.7 million related to the accelerated vesting of certain restricted stock awards also negatively impacted operating income in the current quarter.

Other

The Other category includes our Steel Packaging, Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is the activity related to the wind-down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$18.0	100.0%	$15.5	100.0%	$2.5
Cost of goods sold	14.5	80.8%	14.6	94.2%	(0.1)

Gross margin	3.5	19.4%	0.9	5.8%	2.6
Selling, general and administrative expense	4.6	25.7%	5.1	32.9%	(0.5)
Restructuring and other expense	1.3	7.1%	2.0	12.9%	(0.7)
Joint venture transactions	(0.3)	-1.8%	(1.2)	-7.7%	0.9

Operating loss	$(2.1)	-11.7%	$(5.0)	-32.3%	$2.9

Net sales and operating highlights were as follows:

•	Net sales increased $2.5 million from the comparable period in the prior year, primarily due to higher volumes in our Construction Services operating segment.

•

Operating loss decreased $2.9 million from the comparable period in the prior year, driven primarily by improved volumes. Current quarter joint venture transactions consisted primarily of net gains from the sale of metal framing assets, which were lower than prior year. Restructuring charges in the current quarter consisted of facility exit costs associated with the closure of our commercial stairs business.

Six Months Year-to-Date—Fiscal 2013 Compared to Fiscal 2012

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$1,288.7	100.0%	$1,168.0	100.0%	$120.7
Cost of goods sold	1,100.2	85.4%	1,039.9	89.0%	60.3

Gross margin	188.5	14.6%	128.1	11.0%	60.4
Selling, general and administrative expense	124.5	9.7%	98.3	8.4%	26.2
Impairment of long-lived assets	1.5	0.1%	–	–	1.5
Restructuring and other expense	1.7	0.1%	3.8	0.3%	(2.1)
Joint venture transactions	(1.4)	-0.1%	2.0	0.2%	(3.4)

Operating income	62.2	4.8%	24.0	2.1%	38.2
Miscellaneous income	0.5	0.0%	0.7	0.1%	(0.2)
Interest expense	(11.6)	-0.9%	(9.5)	-0.8%	2.1
Equity in net income of unconsolidated affiliates	47.9	3.7%	46.6	4.0%	1.3
Income tax expense	(31.5)	-2.4%	(19.3)	-1.7%	12.2

Net earnings	67.5	5.2%	42.5	3.6%	25.0
Net earnings attributable to noncontrolling interest	(1.7)	-0.1%	(4.9)	-0.4%	(3.2)

Net earnings attributable to controlling interest	$65.8	5.1%	$37.6	3.2%	$28.2

Net earnings attributable to controlling interest for the six months ended November 30, 2012 increased $28.2 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $120.7 million from the comparable period in the prior year. Higher overall volumes favorably impacted net sales by $195.4 million, including $174.2 million from the combined acquisitions of Angus Industries, reported under the Engineered Cabs operating segment, and the acquisitions in Pressure Cylinders. The impact of higher overall volumes was partially offset by lower average selling prices, which negatively impacted net sales by $74.7 million. Selling prices are affected by the market price of steel, which averaged $619 per ton during the first six months of fiscal 2013 versus an average of $685 per ton during the comparable period of fiscal 2012.

•

Gross margin increased $60.4 million from the comparable period in the prior year due to the aforementioned increase in volumes, a more favorable product mix, lower inventory holding losses for Steel Processing, and the net decrease in charges related to the voluntary product recall in Pressure Cylinders. Gross margin for the six months ended November 30, 2012 included $2.3 million of product recall charges compared to $9.7 million in the comparable period in the prior year. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities” of this Quarterly Report on Form 10-Q for more information on the voluntary product recall.

•

SG&A expense increased $26.2 million from the comparable period in the prior year, primarily due to the impact of acquisitions and higher profit sharing and bonus expense resulting from higher net earnings. The prior year also included a $4.4 million non-recurring credit to SG&A expense for a gain related to a settlement of a legal dispute.

•

Impairment of long-lived assets of $1.5 million related to the sale of our Pressure Cylinders business in the Czech Republic. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q for more information.

•

Restructuring charges of $1.7 million were driven by facility exit and other costs associated with the closure of our commercial stairs business. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized a net benefit of $1.4 million within the joint venture transactions caption in our consolidated statement of earnings. This amount consisted primarily of net gains on asset disposals. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

Interest expense of $11.6 million was $2.1 million higher than the comparable period in the prior year, primarily due to higher average interest rates as a result of the August 2012 issuance of $150.0 million aggregate principal amount of unsecured senior notes. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization.”

•

Equity income increased $1.3 million from the comparable period in the prior year. The majority of our equity income is generated by WAVE, where our portion of net earnings increased 4% to $33.2 million. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $12.2 million from the comparable period in the prior year, primarily due to higher earnings. The current year-to-date expense of $31.5 million was calculated using an estimated annual effective rate of 32.7% versus 32.9% in the prior year. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$719.3	100.0%	$781.6	100.0%	$(62.3)
Cost of goods sold	637.1	88.6%	706.6	90.4%	(69.5)

Gross margin	82.2	11.4%	75.0	9.6%	7.2
Selling, general and administrative expense	52.9	7.4%	51.3	6.6%	1.6

Operating income	$29.3	4.1%	$23.7	3.0%	$5.6

Material cost	$520.9		$588.4		$(67.5)
Tons shipped (in thousands)	1,321		1,385		(64)

Net sales and operating highlights were as follows:

•

Net sales decreased $62.3 million from the comparable period in the prior year. Lower base material prices in the first six months of fiscal 2013 led to decreased pricing for our products, negatively impacting net sales by $70.7 million. Overall volumes were also down during the first six months of fiscal 2013; however, the impact of lower volumes was more than offset by a higher mix of direct versus toll tons, the combined impact of which was an $8.4 million increase in net sales. The mix of direct versus toll tons was 55% to 45% during the first six months of fiscal 2013 versus 51% to 49% in the comparable period in the prior year. After excluding volumes from the MISA Metals facilities, direct volumes increased over prior year.

•	Operating income increased $5.6 million from the comparable period in the prior year due to lower inventory holding losses in the current year and a favorable change in product mix.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$401.7	100.0%	$345.6	100.0%	$56.1
Cost of goods sold	319.9	79.6%	297.4	86.1%	22.5

Gross margin	81.8	20.4%	48.2	13.9%	33.6
Selling, general and administrative expense	48.2	12.0%	35.8	10.4%	12.4
Impairment of long-lived assets	1.5	0.4%	—	—	1.5

Operating income	$32.1	8.0%	$12.4	3.6%	$19.7

Material cost	$189.6		$177.0		$12.6
Units shipped (in thousands)	40,965		29,178		11,787

Net sales and operating highlights were as follows:

•

Net sales increased $56.1 million from the comparable period in the prior year driven by the impact of acquisitions, which accounted for $51.9 million of the increase, and improved volumes across many product lines.

•

Operating income was up $19.7 million over prior year due primarily to improved margins, as costs associated with the voluntary product recall decreased by $7.1 million. Gross margin also improved due to contributions from acquisitions, cost containment efforts, and a more favorable product mix. The increase in gross margin was partially offset by higher SG&A expense due to the impact of acquisitions, increase in allocated expenses, and increased spending for new product development. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities” of this Quarterly Report on Form 10-Q for more information regarding the voluntary product recall.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$122.3	100.0%	$–		$122.3
Cost of goods sold	102.5	83.8%	–		102.5

Gross margin	19.8	16.2%	–		19.8
Selling, general and administrative expense	14.5	11.9%	–		14.5

Operating income	$5.3	4.3%	$–		$5.3

Material cost	$62.1		$–		$62.1

Net sales and operating highlights were as follows:

•	Net sales for the first six months of fiscal 2013 were $122.3 million. This business was acquired on December 29, 2011 and therefore was not included in last fiscal year’s results.

•

Operating income was $5.3 million. As expected, lower volumes resulting from production delays at several top customers had a negative impact in the current period. We believe these declines are temporary and are implementing a plan to adjust variable costs accordingly. A one-time charge of $0.7 million related to the accelerated vesting of certain restricted stock awards also negatively impacted operating income in the current period.

Other

The Other category includes our Steel Packaging, Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is the activity related to the wind-down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$45.3	100.0%	$40.9	100.0%	$4.4
Cost of goods sold	40.6	89.8%	36.1	88.3%	4.5

Gross margin	4.7	10.4%	4.8	11.7%	(0.1)
Selling, general and administrative expense	8.9	19.7%	11.1	27.1%	(2.2)
Restructuring and other expense	1.7	3.7%	3.8	9.3%	(2.1)
Joint venture transactions	(1.4)	-3.2%	2.0	4.9%	(3.4)

Operating loss	$(4.5)	-9.9%	$(12.1)	-29.6%	$7.6

Net sales and operating highlights were as follows:

•	Net sales increased $4.4 million from the comparable period in the prior year, primarily due to higher volumes in the Construction Services operating segment.

•

Operating loss decreased $7.6 million from the comparable period in the prior year driven by the impact of the joint venture transactions and reductions in both SG&A and restructuring and other expense. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

During the six months ended November 30, 2012, we generated $159.4 million of cash from operating activities, invested $24.6 million in property, plant and equipment and received proceeds of $15.7 million from the sale of assets. Additionally, we spent $62.1 million to acquire the outstanding common shares of Westerman and paid $17.1 million of dividends. We also repaid $238.2 million of short-term borrowings, which was partially funded by $150.0 million of proceeds from the issuance of long-term debt. The following table summarizes our consolidated cash flows for the six months ended November 30, 2012 and 2011:

	Six Months Ended November 30,
(in millions)	2012	2011
Net cash provided by operating activities	$159.4	$49.5
Net cash used by investing activities	(71.1)	(79.3)
Net cash provided (used) by financing activities	(96.4)	27.4

Decrease in cash and cash equivalents	(8.1)	(2.4)
Cash and cash equivalents at beginning of period	41.0	56.2

Cash and cash equivalents at end of period	$32.9	$53.8

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

The cash and equivalents balance at November 30, 2012 included $23.7 million of cash held by subsidiaries outside of the United States. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intention to repatriate cash held by subsidiaries outside of the United States.

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

Net cash provided by operating activities was $159.4 million during the six months ended November 30, 2012 compared to $49.5 million in the comparable period of fiscal 2012. The difference was driven largely by changes in working capital needs and the improvement in net earnings over the comparable period in the prior year.

Investing Activities

Net cash used by investing activities decreased $8.2 million to $71.1 million during the six months ended November 30, 2012, as the cash consideration paid for Westerman was $17.7 million less than consideration transferred for the acquisitions of the BernzOmatic business of Irwin Industrial Tool Company and STAKO sp.z o.o. during the first six months of fiscal 2012. Higher proceeds from the sale of assets, which increased $4.3 million, also contributed to the overall decrease. The overall decrease was partially offset by higher capital expenditures, which increased $14.6 million over the comparable period in the prior year.

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

Financing Activities

Net cash used by financing activities was $96.4 million during the six months ended November 30, 2012. During the first six months of fiscal 2013, we repaid $238.2 million of short-term borrowings, which was partially funded by $150.0 million of proceeds from the issuance of long-term debt, as described in more detail below.

As of November 30, 2012, we were in compliance with our short-term and long-term debt covenants. Our debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at November 30, 2012 were unchanged from those reported as of May 31, 2012. On August 10, 2012, we issued $150.0 million aggregate principal amount of unsecured senior notes due August 10, 2024. Refer to “Part I – Item 1. – Financial Statements – NOTE G – Debt and Receivables Securitization” for additional information regarding our short-term and long-term debt agreements.

Common shares – The Board of Directors (the “Board”) of Worthington Industries, Inc. (“Worthington Industries”) declared quarterly dividends of $0.13 per common share during the first and second quarters of fiscal 2013 compared to $0.12 per common share during the comparable quarters of fiscal 2012. Dividends paid on our common shares totaled $17.1 million and $15.6 million, respectively, during the six months ended November 30, 2012 and 2011. Note that dividends paid reflect those declared in the previous quarter.

On December 10, 2012, the Board declared an accelerated cash dividend totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012 and represented an acceleration of the dividend payments for the third and fourth quarters of fiscal 2013.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 6,027,832 remained available for repurchase at November 30, 2012. No common shares were repurchased under this authorization during the six months ended November 30, 2012.

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

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board of Worthington Industries. The Board reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. As mentioned above, the third and fourth quarter dividends of fiscal 2013 were paid on December 28, 2012. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2012 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE G – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2012, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.5 million at November 30, 2012. We have also guaranteed the repayment of a $5.0 million term loan entered into by ArtiFlex, one of our unconsolidated joint ventures. In addition, we had in place $11.0 million of outstanding stand-by letters of credit for third-party beneficiaries as of November 30, 2012. These letters of credit were issued to third-party service providers and had no amounts drawn against them at November 30, 2012. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred to a later date that has yet to be determined. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three and six months ended November 30, 2012 and 2011.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the six months ended November 30, 2012.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2012). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2012) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. — Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2012, as filed with the Securities and Exchange Commission on July 30, 2012, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2012 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2012 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

The effect of changes to healthcare laws in the United States, which may increase our healthcare and other costs and negatively impact our financial results and operations. Changes to healthcare laws and provisions related thereto may materially impact the way healthcare is provided and funded in the United States, the manner in which employers provide and fund coverage for their employees, the cost of providing this coverage, and other costs to employers and employees related to funding healthcare coverage for more individuals. These changes and additional costs may significantly increase our costs and adversely impact our operations and financial results.

The effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn. Global economic conditions, particularly in Europe, remain fragile. In addition, the so-called “fiscal cliff” in the United States – the combination of expiring tax cuts and mandatory reductions in federal spending – has the potential to adversely affect both domestic and global economic conditions. As a result, the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2012:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2012	-	-	-	6,027,832
October 1-31, 2012	-	-	-	6,027,832
November 1-30, 2012	-	-	-	6,027,832

Total	-	-	-

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares. At November 30, 2012, 6,027,832 common shares remained available for repurchase under this authorization. The common shares available for repurchase may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2012 and May 31, 2012;
(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2012 and November 30, 2011;
(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2012 and November 30, 2011;
(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2012 and November 30, 2011; and
(v)	Notes to Consolidated Financial Statements for the three and six months ended November 30, 2012 and November 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2013	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at November 30, 2012 and May 31, 2012;

(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2012 and November 30, 2011;

(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2012 and November 30, 2011;

(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2012 and November 30, 2011; and

(v)	Notes to Consolidated Financial Statements for the three and six months ended November 30, 2012 and November 30, 2011.