Form 10-Q
period 2013-02-28
WORTHINGTON INDUSTRIES INC
filed 2013-04-08
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On March 28, 2013, the number of Common Shares, without par value, issued and outstanding was 71,101,578.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn;
•	the outcome of negotiations surrounding the United States debt and budget, which may be adverse due to its impact on tax increases, governmental spending, and customer confidence and spending;
•	the effect of conditions in national and worldwide financial markets;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
•

the overall success of, and the ability to integrate, newly-acquired businesses and joint ventures, maintain and develop their customers, and achieve synergies and other expected benefits and cost savings therefrom;

ii

•	capacity levels and efficiencies, within facilities, within major product markets and within the industry as a whole;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities or other causes;

•	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the acceptance of our products in new markets;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•	level of imports and import prices in our markets;
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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28, 2013	May 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,359	$41,028
Receivables, less allowances of $3,978 and $3,329 at February 28, 2013 and May 31, 2012	376,534	400,869
Inventories:
Raw materials	184,033	211,543
Work in process	102,782	115,510
Finished products	86,567	74,887

Total inventories	373,382	401,940
Income taxes receivable	15,127	892
Assets held for sale	3,040	7,202
Deferred income taxes	20,176	20,906
Prepaid expenses and other current assets	37,962	41,402

Total current assets	863,580	914,239
Investments in unconsolidated affiliates	256,262	240,882
Goodwill	179,662	156,681
Other intangible assets, net of accumulated amortization of $23,141 and $16,103 at February 28, 2013 and May 31, 2012	112,183	100,333
Other assets	18,855	22,585
Property, plant and equipment, net	454,640	443,077

Total assets	$1,885,182	$1,877,797

Liabilities and equity
Current liabilities:
Accounts payable	$245,862	$252,334
Short-term borrowings	30,588	274,923
Accrued compensation, contributions to employee benefit plans and related taxes	62,986	71,271
Dividends payable	674	8,478
Other accrued items	36,763	38,231
Income taxes payable	2,725	11,697
Current maturities of long-term debt	1,111	1,329

Total current liabilities	380,709	658,263
Other liabilities	72,562	72,371
Distributions in excess of investment in unconsolidated affiliate	64,128	69,165
Long-term debt	406,523	257,462
Deferred income taxes	100,465	73,099

Total liabilities	1,024,387	1,130,360
Shareholders’ equity — controlling interest	816,875	697,174
Noncontrolling interest	43,920	50,263

Total equity	860,795	747,437

Total liabilities and equity	$1,885,182	$1,877,797

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$619,527	$611,255	$1,908,184	$1,779,294
Cost of goods sold	522,501	527,923	1,622,651	1,567,894

Gross margin	97,026	83,332	285,533	211,400

Selling, general and administrative expense	63,221	62,489	187,744	160,751
Impairment of long-lived assets	-	-	1,520	-
Restructuring and other expense	146	956	1,811	4,707
Joint venture transactions	253	1,812	(1,188)	3,835

Operating income	33,406	18,075	95,646	42,107
Other income (expense):
Miscellaneous income	596	728	1,064	1,408
Interest expense	(6,158)	(5,073)	(17,751)	(14,517)
Equity in net income of unconsolidated affiliates	25,716	24,005	73,580	70,614

Earnings before income taxes	53,560	37,735	152,539	99,612
Income tax expense	16,229	9,337	47,721	28,673

Net earnings	37,331	28,398	104,818	70,939
Net earnings attributable to noncontrolling interest	200	2,518	1,899	7,422

Net earnings attributable to controlling interest	$37,131	$25,880	$102,919	$63,517

Basic
Average common shares outstanding	69,791	68,972	68,998	69,952

Earnings per share attributable to controlling interest	$0.53	$0.38	$1.49	$0.91

Diluted
Average common shares outstanding	71,914	69,509	70,501	70,481

Earnings per share attributable to controlling interest	$0.52	$0.37	$1.46	$0.90

Common shares outstanding at end of period	70,168	69,014	70,168	69,014

Cash dividends declared per share	$0.26	$0.12	$0.52	$0.36

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net earnings	$37,331	$28,398	$104,818	$70,939
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,675)	6,933	6,400	(4,439)
Pension liability adjustment	(28)	(431)	(201)	(382)
Cash flow hedges	837	167	1,493	(713)

Other comprehensive income (loss)	(866)	6,669	7,692	(5,534)

Comprehensive income	36,465	35,067	112,510	65,405
Comprehensive income attributable to noncontrolling interest	182	3,242	2,239	5,805

Comprehensive income attributable to controlling interest	$36,283	$31,825	$110,271	$59,600

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Operating activities
Net earnings	$37,331	$28,398	$104,818	$70,939
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,048	14,653	48,136	40,626
Impairment of long-lived assets	-	-	1,520	-
Provision for deferred income taxes	6,491	(667)	9,850	7,511
Bad debt expense	76	316	575	205
Equity in net income of unconsolidated affiliates, net of distributions	(4,841)	3,998	(19,256)	1,711
Net loss (gain) on sale of assets	(153)	143	(222)	(1,925)
Stock-based compensation	3,653	2,797	10,586	8,576
Excess tax benefits - stock-based compensation	(3,455)	-	(3,455)	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(41,672)	(28,643)	27,078	27,449
Inventories	(15,158)	(31,049)	42,743	23,726
Prepaid expenses and other current assets	32	9,576	1,634	13,126
Other assets	198	(1,046)	3,135	1,794
Accounts payable and accrued expenses	35,320	90,258	(34,871)	(56,871)
Other liabilities	1,434	(1,296)	3,412	86

Net cash provided by operating activities	36,304	87,438	195,683	136,953

Investing activities
Investment in property, plant and equipment, net	(9,786)	(5,769)	(34,402)	(15,800)
Acquisitions, net of cash acquired	-	(152,389)	(62,110)	(232,171)
Investments in unconsolidated affiliates	-	44,023	-	43,238
Proceeds from sale of assets	552	3,178	16,227	14,525

Net cash used by investing activities	(9,234)	(110,957)	(80,285)	(190,208)

Financing activities
Net proceeds from (repayments of) short-term borrowings	(13,390)	15,329	(251,586)	108,460
Proceeds from long-term debt	-	-	150,000	-
Principal payments on long-term debt	(365)	(95)	(1,170)	(95)
Proceeds from issuance of common shares	17,332	1,186	32,960	9,709
Excess tax benefits - stock-based compensation	3,455	-	3,455	-
Dividends paid to noncontrolling interest, net of contributions	(2,592)	(3,168)	(8,582)	(9,744)
Repurchase of common shares	-	-	-	(52,120)
Dividends paid	(27,040)	(8,273)	(44,144)	(23,856)

Net cash provided (used) by financing activities	(22,600)	4,979	(119,067)	32,354

Increase (decrease) in cash and cash equivalents	4,470	(18,540)	(3,669)	(20,901)
Cash and cash equivalents at beginning of period	32,889	53,806	41,028	56,167

Cash and cash equivalents at end of period	$37,359	$35,266	$37,359	$35,266

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended February 28, 2013 and February 29, 2012

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the results of operations of these interim periods, have been included. Operating results for the three and nine months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013 (“fiscal 2013”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (“fiscal 2012”) of Worthington Industries, Inc. (the “2012 Form 10-K”).

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

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into ClarkDietrich. All of these facilities were closed as of August 31, 2011 and the associated buildings and equipment of the majority of these facilities were sold during fiscal 2012. The remaining assets, which have a carrying value of $3,040,000 and consist of property, plant and equipment, are expected to be sold before the end of the first quarter of the fiscal year ending May 31, 2014 and actions to locate buyers are ongoing.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three and nine months ended February 28, 2013 and February 29, 2012. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. We do not expect the adoption of these provisions, which relates to presentation only, to have a material impact on our financial position or results of operations.

In September 2011, amended accounting guidance was issued that simplifies how an entity tests goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our adoption of this amended accounting guidance did not impact our financial position or results of operations.

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

NOTE B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At February 28, 2013, these equity investments and the percentage interests owned consisted of: ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), Samuel Steel Pickling Company (31%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (“TWB”) (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

Our more recent, less significant, WMSFMCo. joint venture in China has experienced slower sales growth than originally anticipated due to construction delays and higher costs associated with the construction of the initial buildings. While we believe that the investment in this entity, $6,600,000 at February 28, 2013, is not currently impaired, changes to the management of the joint venture have been made and we will continue to evaluate the investment going forward.

In September 2012, the parent company of ThyssenKrupp Steel North America, Inc., the other member of our tailored steel blanks joint venture, TWB, announced that it had reached an agreement to sell its interest in the joint venture to Wuhan Iron and Steel Corporation. The sale is subject to approval by the supervisory bodies and responsible regulatory authorities.

We received distributions from unconsolidated affiliates totaling $54,324,000 during the nine months ended February 28, 2013. We have received cumulative distributions from WAVE in excess of our investment balance totaling $64,128,000 and $69,165,000 at February 28, 2013 and May 31, 2012, respectively. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	February 28, 2013	May 31, 2012
Current assets	$662,079	$626,975
Noncurrent assets	355,607	345,500

Total assets	$1,017,686	$972,475

Current liabilities	$183,464	$174,016
Current maturities of long-term debt	5,394	5,305
Long-term debt	273,870	289,308
Other noncurrent liabilities	23,461	21,934
Equity	531,497	481,912

Total liabilities and equity	$1,017,686	$972,475

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$421,645	$409,981	$1,306,758	$1,258,185
Gross margin	90,570	82,904	254,796	246,714
Operating income	61,387	56,219	169,997	166,257
Depreciation and amortization	9,979	8,431	29,089	25,164
Interest expense	2,212	1,925	6,681	3,751
Income tax expense	1,842	1,908	5,488	12,032
Net earnings	57,421	51,955	158,570	151,779

NOTE C – Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. During the third quarter of fiscal 2013, we determined that certain indicators of impairment were present with regard to our consolidated joint venture in India, WNCL. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows exceeded the $7,488,000 net book value of the asset group and therefore no impairment charges were recognized. Nonetheless, it is reasonably possible that the estimate of undiscounted future cash flows may change in the near term resulting in the need to write down this asset group to fair value.

During the first quarter of fiscal 2013, our Pressure Cylinders operations in Czech Republic met the applicable criteria for classification as assets held for sale. The net book value of this asset group was determined to be in excess of fair value, and, as a result, this asset group was written down to its fair value less cost to sell, or $6,934,000, resulting in an impairment charge of $1,570,000. On October 31, 2012, we completed the sale of this asset group to an unrelated third party resulting in a gain of approximately $50,000. The combined impact of these items of $1,520,000 is presented within the impairment of long-lived assets financial statement caption in our consolidated statement of earnings for the nine months ended February 28, 2013.

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

During the nine months ended February 28, 2013, the following actions were taken in connection with the Transformation Plan:

•	In connection with the wind-down of our former Metal Framing operating segment:

-	Approximately $962,000 of facility exit and other costs were incurred in connection with the closure of the retained facilities.

-	The severance accrual was adjusted downward, resulting in a $264,000 credit to earnings.

-	Certain assets of the retained facilities classified as held for sale were disposed of for cash proceeds of $5,637,000 resulting in a net gain of $1,886,000.

These items were recognized within the “joint venture transactions” financial statement caption in our consolidated statement of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our former Metal Framing operating segment.

•

In connection with the closure of our commercial stairs business, we incurred net charges of approximately $1,530,000, consisting of $1,624,000 of facility exit and other costs and a $94,000 credit to severance expense.

•

In connection with certain organizational changes impacting our former Global Group operating segment, we accrued approximately $104,000 of employee severance. For further information regarding these organizational changes, refer to “NOTE L – Segment Operations.”

•	In connection with the sale of our Pressure Cylinders operations in Czech Republic, we recognized approximately $177,000 of facility exit and other costs.

A progression of the liabilities created as part of the Transformation Plan during the nine months ended February 28, 2013, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings is summarized as follows:

(in thousands)	Beginning Balance	Expense/ (Income)	Payments	Adjustments	Ending Balance
Early retirement and severance	$4,892	$(254)	$(1,756)	$297	$3,179
Facility exit and other costs	691	2,763	(1,589)	(460)	1,405

	$5,583	2,509	$(3,345)	$(163)	$4,584

Net gain on asset disposals		(1,886)
Less: joint venture transactions		1,188

Restructuring and other expense		$1,811

Approximately $1,790,000 of the total liability is expected to be paid in the fourth quarter of fiscal 2013. The remaining liability, which consists of lease termination costs and certain severance benefits, will be paid through September 2016.

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

Pressure Cylinders Voluntary Product Recall

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, propylene and MAAP® cylinders and related hand torch kits. The recall was precautionary in nature and involved a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder.

Due to higher product returns than initially anticipated, we incurred additional expenses of $2,571,000 related to the recall during the nine months ended February 28, 2013, bringing the total pre-tax charges incurred to $12,242,000, which represents our best estimate of the total liability. Recoveries, if any, will not be recorded until an agreement is reached with the supplier.

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2013, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14,216,000 at February 28, 2013. We have also guaranteed the repayment of a $5,000,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and therefore no amounts have been recognized in our consolidated financial statements.

We also had in place $11,982,000 of outstanding stand-by letters of credit for third-party beneficiaries as of February 28, 2013. These letters of credit were issued to third-party service providers and had no amounts drawn against them at February 28, 2013. The fair value of these guarantee instruments, based on premiums paid, was not material, and therefore no amounts have been recognized in our consolidated financial statements.

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

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings outstanding under the Credit Facility were $24,280,000 at February 28, 2013. Additionally, as discussed in “NOTE F – Guarantees,” we provided $11,982,000 in stand-by letters of credit for third-party beneficiaries as of February 28, 2013. While not drawn against, these letters of credit are issued against availability under the Credit Facility, leaving $388,738,000 available at February 28, 2013.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheet. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At February 28, 2013, the applicable variable rate, based on LIBOR, was 1.25%.

We also maintain a revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility has been available throughout fiscal 2013 to date, and was available throughout fiscal 2012. During the third quarter of fiscal 2013, we decreased our borrowing capacity under the AR Facility from $150,000,000 to $100,000,000 and extended its maturity to January 2015. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of February 28, 2013, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and no undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at February 28, 2013 consisted of $6,308,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL. This credit facility matures in November 2013 and bears interest at a variable rate. The applicable variable rate was 2.25% at February 28, 2013.

NOTE H – Comprehensive Income

The following table summarizes the tax effects of each component of other comprehensive income for the three months ended February 28, 2013:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$(1,675)	-	$(1,675)
Pension liability adjustment	(43)	15	(28)
Cash flow hedges	724	113	837

Other comprehensive income	$(994)	$128	$(866)

The following table summarizes the tax effects of each component of other comprehensive income for the nine months ended February 28, 2013:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$6,400	-	$6,400
Pension liability adjustment	(298)	97	(201)
Cash flow hedges	2,501	(1,008)	1,493

Other comprehensive income	$8,603	$(911)	$7,692

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the nine months ended February 28, 2013:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2012	$192,338	$(20,387)	$525,223	$697,174	$50,263	$747,437
Comprehensive income	-	7,352	102,919	110,271	2,239	112,510
Common shares issued	32,960	-	-	32,960	-	32,960
Stock-based compensation	12,941	-	-	12,941	-	12,941
Dividends paid to noncontrolling interest, net of contributions	-	-	-	-	(8,582)	(8,582)
Cash dividends declared	-	-	(36,471)	(36,471)	-	(36,471)

Balance at February 28, 2013	$238,239	$(13,035)	$591,671	$816,875	$43,920	$860,795

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2013, we granted non-qualified stock options covering a total of 1,012,250 common shares under our stock-based compensation plans. The weighted average option price of $20.63 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $7.71 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $7,014,000, of which $6,450,000 relates to stock options granted to employees and will be recognized on a straight-line basis over the three-year vesting period and $564,000 relates to stock options granted to non-employee directors and will be recognized on a straight-line basis over the one-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.95%
Expected volatility	52.88%
Risk-free interest rate	0.91%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Restricted Common Shares

During the nine months ended February 28, 2013, we granted 121,400 restricted common shares under our stock-based compensation plans. The fair values of these restricted common shares were equal to the weighted average closing market prices of the underlying common shares on the date of grant, or $20.77 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $2,299,000, of which $1,796,000 relates to restricted common shares granted to employees and will be recognized on a straight-line basis over the three-year vesting period and $503,000 relates to restricted common shares granted to non-employee directors and will be recognized on a straight-line basis over the one-year vesting period.

NOTE K – Income Taxes

Income tax expense for the nine months ended February 28, 2013 and February 29, 2012 reflected estimated annual effective income tax rates of 31.8% and 31.9%, respectively. These rates are applicable only to net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is primarily a result of our

Spartan consolidated joint venture. The earnings attributable to the noncontrolling interest in Spartan do not generate tax expense to Worthington since the investors in Spartan are taxed directly based on the earnings attributable to them. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2013 could be materially different from the forecasted rate as of February 28, 2013.

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

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales
Steel Processing	$349,569	$367,259	$1,068,854	$1,148,894
Pressure Cylinders	205,206	187,737	606,936	533,283
Engineered Cabs	48,628	40,173	170,927	40,173
Other	16,124	16,086	61,467	56,944

Consolidated net sales	$619,527	$611,255	$1,908,184	$1,779,294

Operating income (loss)
Steel Processing	$17,504	$15,405	$46,837	$39,069
Pressure Cylinders	17,860	10,887	49,965	23,333
Engineered Cabs	108	(1,447)	5,367	(1,447)
Other	(2,066)	(6,770)	(6,523)	(18,848)

Consolidated operating income	$33,406	$18,075	$95,646	$42,107

Restructuring and other expense (income)
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	177	-	183	-
Engineered Cabs	-	-	-	-
Other	(31)	956	1,628	4,707

Consolidated restructuring and other expense	$146	$956	$1,811	$4,707

Impairment of long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	1,520	-
Engineered Cabs	-	-	-	-
Other	-	-	-	-

Consolidated impairment of long-lived assets	$-	$-	$1,520	$-

Joint venture transactions
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	-
Engineered Cabs	-	-	-	-
Other	253	1,812	(1,188)	3,835

Consolidated joint venture transactions	$253	$1,812	$(1,188)	$3,835

	February 28,	May 31,
(in thousands)	2013	2012
Total assets
Steel Processing	$624,494	$703,336
Pressure Cylinders	639,286	575,250
Engineered Cabs	202,489	199,594
Other	418,913	399,617

Consolidated total assets	$1,885,182	$1,877,797

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

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes a going-concern element that represents our ability to earn a higher rate of return on this group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is not expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for Westerman and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$639
Accounts receivable	6,355
Inventories	15,377
Prepaid expenses and other current assets	836
Intangible assets	18,318
Property, plant and equipment	23,503

Total identifiable assets	65,028
Accounts payable	(2,952)
Accrued liabilities	(2,479)
Other current liabilities	(765)
Short-term borrowings	(7,251)
Deferred income taxes	(11,054)

Net identifiable assets	40,527
Goodwill	22,222

Total cash consideration	$62,749

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

The following table summarizes the fair value of our derivative instruments and the respective financial statement captions in which they were recorded in our consolidated balance sheet at February 28, 2013:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$1,995
	Other assets	-	Other liabilities	5,840

		-		7,835

Commodity contracts	Receivables	571	Accounts payable	479

		571		479

Totals		$571		$8,314

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$316	Accounts payable	$202

		316		202

Foreign exchange contracts	Receivables	179	Accounts payable	-

		179		-

Totals		$495		$202

Total Derivative Instruments		$1,066		$8,516

The following table summarizes the fair value of our derivative instruments and the respective financial statement captions in which they were recorded in the consolidated balance sheet at May 31, 2012:

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

The following table summarizes our cash flow hedges outstanding at February 28, 2013:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$35,700	March 2013 - December 2013
Interest rate contracts	$100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended February 28, 2013 and February 29, 2012:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended February 28, 2013:
Interest rate contracts	$(389)	Interest expense	$(1,320)	Interest expense	$-
Commodity contracts	313	Cost of goods sold	520	Cost of goods sold	-

Totals	$(76)		$(800)		$-

For the three months ended February 29, 2012:
Interest rate contracts	$(571)	Interest expense	$(1,042)	Interest expense	$-
Commodity contracts	459	Cost of goods sold	258	Cost of goods sold	-

Totals	$(112)		$(784)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the nine months ended February 28, 2013 and February 29, 2012:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the nine months ended February 28, 2013:
Interest rate contracts	$(878)	Interest expense	$(2,968)	Interest expense	$-
Commodity contracts	771	Cost of goods sold	360	Cost of goods sold	-

Totals	$(107)		$(2,608)		$-

For the nine months ended February 29, 2012:
Interest rate contracts	$(2,444)	Interest expense	$(3,040)	Interest expense	$-
Commodity contracts	36	Cost of goods sold	1,993	Cost of goods sold	-

Totals	$(2,408)		$(1,047)		$-

The estimated net amount of the losses recognized in accumulated OCI at February 28, 2013 expected to be reclassified into net earnings within the succeeding twelve months is $1,203,000 (net of tax of $700,000). This amount was computed using the fair value of the cash flow hedges at February 28, 2013, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2013 and 2014.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2013:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$13,490	March 2013 - November 2014
Foreign currency contracts	$50,810	May 2013

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended February 28, 2013 and February 29, 2012:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Three Months Ended
(in thousands)		February 28, 2013	February 29, 2012
Commodity contracts	Cost of goods sold	$3,611	$(2,552)
Foreign exchange contracts	Miscellaneous expense	1,142	653

Total		$4,753	$(1,899)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the nine months ended February 28, 2013 and February 29, 2012:

		Income (Loss) Recognized in Earnings for the Nine Months Ended
(in thousands)	Location of Income (Loss) Recognized in Earnings	February 28, 2013	February 29, 2012
Commodity contracts	Cost of goods sold	$7,844	$(3,655)
Foreign exchange contracts	Miscellaneous expense	1,363	4,421

Total		$9,207	$766

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At February 28, 2013, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,066	$-	$1,066

Total assets	$-	$1,066	$-	$1,066

Liabilities
Derivative contracts	$-	$8,516	$-	$8,516

Total liabilities	$-	$8,516	$-	$8,516

At May 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,157	$-	$1,157

Total assets	$-	$1,157	$-	$1,157

Liabilities
Derivative contracts	$-	$14,993	$-	$14,993

Total liabilities	$-	$14,993	$-	$14,993

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $429,528,000 and $274,754,000 at February 28, 2013 and May 31, 2012, respectively. The carrying amount of long-term debt, including current maturities, was $407,634,000 and $258,791,000 at February 28, 2013 and May 31, 2012, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q, “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 and “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.

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

We are primarily a diversified metals manufacturing company, focused on value-added steel processing and the manufacture of pressure cylinders and custom-engineered cabs. As of February 28, 2013, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Steel Packaging, Construction Services and Worthington Energy Innovations operating segments.

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

Additionally, we no longer manage our residual metal framing assets in a manner that constitutes an operating segment. Accordingly, the activity related to the wind down of our former Metal Framing operating segment, consisting primarily of the sale of assets, has been reported in the “Other” category. Segment information reported in previous periods has been restated to conform to the new presentation.

We also held equity positions in 12 joint ventures, which operated 47 manufacturing facilities worldwide, as of February 28, 2013.

Overview

The Company’s performance during the third quarter of fiscal 2013 was strong, aided by strong earnings growth in Pressure Cylinders, improved margins in Steel Processing and higher earnings from our joint ventures.

Volume trends were mixed in the third quarter. Pressure Cylinders volumes were essentially flat; however, a more favorable product mix due to a shift to higher price but lower volume tanks led to a 9% increase in net sales. Steel Processing volumes were down 11%, but direct volumes, which carry a higher margin, were up approximately 6%, after excluding volumes from the MISA Metals facilities which were wound down or sold during the past year.

Engineered Cabs continues to experience soft demand due to production declines at its top customer. We are responding to the current environment and are implementing a plan to adjust costs accordingly without sacrificing production capacity.

Equity in net income of unconsolidated affiliates (“equity income”) during the third quarter was up 7% over prior year. With the exception of our joint venture in China, WMSFMCo, all of our joint ventures operated at a profit during the quarter, led by WAVE, ClarkDietrich, and TWB, which contributed $17.1 million, $3.1 million and $2.6 million of equity income, respectively. Additionally, we received $20.9 million in dividends from our unconsolidated affiliates during the quarter.

The Company continues its strategy of optimizing existing operations and pursuing growth opportunities that add to our current businesses. We initiated the diagnostics phase of the Transformation Plan within our Pressure Cylinders operating segment in the first quarter of fiscal 2012, and these efforts are progressing through each facility. Additionally, during the first quarter of fiscal 2013, we initiated the diagnostics phase in our Engineered Cabs operating segment. This segment contributed $48.6 million and $170.9 million, respectively, in net sales during the three and nine months ended February 28, 2013. For additional information regarding the Transformation Plan, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the third quarter of fiscal 2013 and of fiscal 2012 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 54% of the net sales of our Steel Processing operating segment is to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of five of our unconsolidated joint ventures are also to the automotive end market.

Approximately 10% of the net sales of our Steel Processing operating segment, 43% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market for three of our unconsolidated joint ventures, WAVE, ClarkDietrich and WMSFMCo.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 36% and 57% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, mining and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended		Inc / (Dec)	Nine Months Ended		Inc / (Dec)
	Feb. 28, 2013	Feb. 29, 2012		Feb. 28, 2013	Feb. 29, 2012
U.S. GDP (% growth year-over-year) [1]	1.6%	0.1%	1.5%	1.5%	0.3%	1.2%
Hot-Rolled Steel ($ per ton) [2]	$629	$718	$(89)	$623	$696	$(73)
Detroit Three Auto Build (000’s vehicles) [3]	1,971	1,944	27	6,228	5,883	345
No. America Auto Build (000’s vehicles) [3]	3,587	3,528	59	11,425	10,255	1,170
Zinc ($ per pound) [4]	$1.00	$0.90	$0.10	$0.91	$0.94	$(0.03)
Natural Gas ($ per mcf) [5]	$3.99	$2.84	$1.15	$3.33	$3.60	$(0.27)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.97	$3.92	$0.05	$3.95	$3.90	$0.05

[1]

2012 figures based on revised actuals [2] CRU Index; period average [3] IHS Autobase [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand for our products. A year-over-year increase in U.S. GDP growth rates is indicative of an improving economy, which generally increases demand for our products. Conversely, decreasing U.S. GDP growth rates generally have the opposite effect. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2013, fiscal 2012, and fiscal 2011:

	Fiscal Year			Increase / (Decrease)
(Dollars per ton 1)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
1st Quarter	$616	$709	$611	$(93)	-13.1%	$98	16.0%
2nd Quarter	$622	$660	$557	$(38)	-5.8%	$103	18.5%
3rd Quarter	$629	$718	$699	$(89)	-12.4%	$19	2.7%
4th Quarter	N/A	$684	$851	N/A	N/A	$(167)	-19.6%
Annual Avg.	N/A	$693	$680	N/A	N/A	$13	1.9%

[1]	CRU Hot-Rolled Index Average

No single customer contributed more than 10% of our consolidated net sales during the three and nine months ended February 28, 2013. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the third quarter of fiscal 2013, vehicle production for the Detroit Three automakers was up slightly over the comparable period in the prior year. North American vehicle production during the third quarter of fiscal 2013 also increased slightly over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2013 Compared to Fiscal 2012

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$619.5	100.0%	$611.2	100.0%	$8.3
Cost of goods sold	522.5	84.3%	527.9	86.4%	(5.4)

Gross margin	97.0	15.7%	83.3	13.6%	13.7
Selling, general and administrative expense	63.2	10.2%	62.4	10.2%	0.8
Restructuring and other expense	0.1	0.0%	1.0	0.2%	(0.9)
Joint venture transactions	0.3	0.0%	1.8	0.3%	(1.5)

Operating income	33.4	5.4%	18.1	3.0%	15.3
Miscellaneous income	0.6	0.1%	0.7	0.1%	(0.1)
Interest expense	(6.2)	-1.0%	(5.1)	-0.8%	1.1
Equity in net income of unconsolidated affiliates	25.7	4.1%	24.0	3.9%	1.7
Income tax expense	(16.2)	-2.6%	(9.3)	-1.5%	6.9

Net earnings	37.3	6.0%	28.4	4.6%	8.9
Net earnings attributable to noncontrolling interest	(0.2)	0.0%	(2.5)	-0.4%	(2.3)

Net earnings attributable to controlling interest	$37.1	6.0%	$25.9	4.2%	$11.2

Net earnings attributable to controlling interest for the three months ended February 28, 2013 increased $11.2 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $8.3 million from the comparable period in the prior year. A more favorable product mix combined with the acquisition of Westerman led to a $45.2 million increase in net sales. This increase was partially offset by lower average selling prices, primarily in Steel Processing, which were affected by the declining market price of steel.

•	Gross margin increased $13.7 million from the comparable period in the prior year due to the aforementioned increase in volumes and a more favorable product mix in Pressure Cylinders.

•

SG&A expense increased $0.8 million from the comparable period in the prior year, as the impact of acquisitions was partially offset by a decrease in legal expenses due to a one-time accrual of $2.4 million recorded in the prior year quarter.

•

In connection with the wind down of our former Metal Framing operating segment, we recognized $0.3 million of expense within the “joint venture transactions” financial statement caption in our consolidated statement of earnings, consisting primarily of facility exit and other costs, which were partially offset by $0.2 million of net gains on asset disposals. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

Interest expense of $6.2 million was $1.1 million higher than the comparable period in the prior year, as the impact of higher average interest rates due to a higher mix of long-term versus short-term debt was partially offset by the impact of lower average debt levels. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

•

Equity income increased $1.7 million from the comparable period in the prior year. The majority of our equity income is generated by WAVE, where our portion of net earnings increased $1.0 million, or 7%, to $17.1 million. Additionally, our portion of net earnings of Serviacero increased $1.1 million in the current quarter. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $6.9 million from the comparable period in the prior year, primarily due to higher earnings and the impact of discrete tax adjustments. Discrete tax adjustments associated with differences between final tax return amounts and original tax provision estimates, the extension of certain federal tax laws, changes in state tax laws, and the resolution of state tax audits reduced tax expense by approximately $0.7 million in the current quarter versus a reduction in tax expense of $2.7 million in the prior year quarter. The current quarter expense of $16.2 million was calculated using an estimated annual effective rate of 31.8% versus 31.9% in the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$349.6	100.0%	$367.3	100.0%	$(17.7)
Cost of goods sold	306.1	87.6%	323.5	88.1%	(17.4)

Gross margin	43.5	12.4%	43.8	11.9%	(0.3)
Selling, general and administrative expense	26.0	7.4%	28.4	7.7%	(2.4)

Operating income	$17.5	5.0%	$15.4	4.2%	$2.1

Material cost	$249.7		$265.2		$(15.5)
Tons shipped (in thousands)	636		716		(80)

Net sales and operating highlights were as follows:

•

Net sales decreased $17.7 million from the comparable period in the prior year. Lower base material prices in the current quarter led to decreased pricing for our products, negatively impacting net sales by $21.4 million. Overall volumes were down 11% over the comparable period of fiscal 2012; however, the impact of lower volumes was more than offset by a higher mix of direct versus toll tons, the combined impact of which was a $3.7 million increase in net sales. The mix of direct versus toll tons was 58% to 42%, compared to an even split in the comparable quarter of prior year. The sales price per ton for direct processing is significantly higher than for toll processing as the direct processing sales price reflects processing fees plus the price of base material. Toll processing represents processing fees of customer-owned material. Excluding volumes from the MISA Metals facilities, which were wound down or sold during the past year, direct volumes were up approximately 6%. The change in mix of direct versus toll tons was driven primarily by our Spartan joint venture. As expected, volumes at Spartan were down as a result of our partner moving business to their in-house galvanizing facility. However, volumes have stabilized at the lower level and the business remains solidly profitable.

•	Operating income increased $2.1 million from the comparable period in the prior year primarily due to lower SG&A expense as a result of lower corporate allocated expenses and lower bonus accruals.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$205.2	100.0%	$187.7	100.0%	$17.5
Cost of goods sold	159.8	77.9%	153.2	81.6%	6.6

Gross margin	45.4	22.1%	34.5	18.4%	10.9
Selling, general and administrative expense	27.4	13.4%	23.6	12.6%	3.8
Restructuring and other expense	0.1	0.0%	-	0.0%	0.1

Operating income	$17.9	8.7%	$10.9	5.8%	$7.0

Material cost	$95.6		$92.6		$3.0
Units shipped (in thousands)	17,861		17,927		(66)

Net sales and operating highlights were as follows:

•	Net sales increased $17.5 million from the comparable period in the prior year, driven almost entirely by the acquisition of Westerman in the second quarter of fiscal 2013.

•

Operating income was up $7.0 million over the prior year quarter. The increase was driven by an improvement in existing operations, particularly retail and industrial gas, and the impact of the Westerman acquisition.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$48.6	100.0%	$40.2	100.0%	$8.4
Cost of goods sold	42.5	87.4%	37.3	92.8%	5.2

Gross margin	6.1	12.6%	2.9	7.2%	3.2
Selling, general and administrative expense	6.0	12.3%	4.3	10.7%	1.7

Operating income (loss)	$0.1	0.2%	$(1.4)	-3.5%	$1.5

Material cost	$23.8		$22.1		$1.7

Net sales and operating highlights were as follows:

•	Net sales increased $8.4 million from the prior year. This business was acquired on December 29, 2011 and therefore only two months of results were included in the comparable period in the prior year.

•

Operating income was $0.1 million. As expected, lower volumes resulting from production delays and lower demand from the business’s top customer had a negative impact in the current quarter. In response to the current environment we are implementing a plan to reduce costs accordingly without sacrificing production capacity. Operating income in the prior year quarter was negatively impacted by $4.2 million of one-time expenses associated with the write-up of inventory to fair value in connection with the application of purchase accounting and various acquisition-related costs.

Other

The Other category includes our Steel Packaging, Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is the activity related to the wind down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$16.1	100.0%	$16.1	100.0%	$-
Cost of goods sold	14.2	88.2%	13.9	86.3%	0.3

Gross margin	1.9	11.8%	2.2	13.7%	(0.3)
Selling, general and administrative expense	3.8	23.6%	6.2	38.5%	(2.4)
Restructuring and other expense	-	0.0%	1.0	6.2%	(1.0)
Joint venture transactions	0.2	1.2%	1.8	11.2%	(1.6)

Operating loss	$(2.1)	-13.0%	$(6.8)	-42.2%	$4.7

Net sales and operating highlights were as follows:

•	Net sales of $16.1 million were flat from the comparable period in the prior year, as a slight improvement in volumes was offset by lower base material prices.

•

Operating loss decreased $4.7 million from the comparable period in the prior year, driven primarily by lower SG&A expense and the combined impact of restructuring charges and joint venture transactions. The prior year quarter included a legal accrual of $2.4 million, restructuring charges of $1.0 million related to the diagnostics phase of the Transformation Plan and $1.8 million of charges related to the wind down of the Metal Framing operations. Current quarter joint venture transactions related to the wind down of our former Metal Framing business and consisted primarily of facility exit costs, which were partially offset by $0.2 million of net gains on asset disposals.

Nine Months Year-to-Date – Fiscal 2013 Compared to Fiscal 2012

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$1,908.2	100.0%	$1,779.3	100.0%	$128.9
Cost of goods sold	1,622.7	85.0%	1,567.9	88.1%	54.8

Gross margin	285.5	15.0%	211.4	11.9%	74.1
Selling, general and administrative expense	187.7	9.8%	160.8	9.0%	26.9
Impairment of long-lived assets	1.5	0.1%	-	-	1.5
Restructuring and other expense	1.8	0.1%	4.7	0.3%	(2.9)
Joint venture transactions	(1.2)	-0.1%	3.8	0.2%	(5.0)

Operating income	95.7	5.0%	42.1	2.4%	53.6
Miscellaneous income	1.0	0.1%	1.4	0.1%	(0.4)
Interest expense	(17.8)	-0.9%	(14.5)	-0.8%	3.3
Equity in net income of unconsolidated affiliates	73.6	3.9%	70.6	4.0%	3.0
Income tax expense	(47.7)	-2.5%	(28.7)	-1.6%	19.0

Net earnings	104.8	5.5%	70.9	4.0%	33.9
Net earnings attributable to noncontrolling interest	(1.9)	-0.1%	(7.4)	-0.4%	(5.5)

Net earnings attributable to controlling interest	$102.9	5.4%	$63.5	3.6%	$39.4

Net earnings attributable to controlling interest for the nine months ended February 28, 2013 increased $39.4 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $128.9 million from the comparable period in the prior year. Higher overall volumes, aided by the impact of acquisitions, favorably impacted net sales by $235.2 million. The impact of higher overall volumes was partially offset by lower average selling prices, primarily in Steel Processing, which negatively impacted net sales by $106.3 million. Selling prices are affected by the market price of steel, which averaged $623 per ton during the first nine months of fiscal 2013 versus an average of $696 per ton during the comparable period of fiscal 2012.

•

Gross margin increased $74.1 million from the comparable period in the prior year due to the aforementioned increase in volumes, a more favorable product mix, lower inventory holding losses for Steel Processing, and a decrease in charges related to the voluntary product recall in Pressure Cylinders. Gross margin for the nine months ended February 28, 2013 included $2.6 million of product recall charges compared to $9.7 million in the comparable period in the prior year. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities” of this Quarterly Report on Form 10-Q for more information on the voluntary product recall.

•

SG&A expense increased $26.9 million from the comparable period in the prior year, primarily due to the impact of acquisitions and higher profit sharing and bonus expense resulting from higher net earnings. SG&A expense was lowered by a $2.0 million net credit in the prior year period, which consisted of a $4.4 million gain related to the favorable settlement of a legal dispute partially offset by a $2.4 million accrual for certain legal fees.

•

Impairment of long-lived assets of $1.5 million related to the sale of our Pressure Cylinders business in Czech Republic. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q for more information.

•

Restructuring charges of $1.8 million were driven primarily by facility exit and other costs associated with the closure of our commercial stairs business. For additional information regarding these restructuring charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

In connection with the wind down of our former Metal Framing operating segment, we recognized a net benefit of $1.2 million within the “joint venture transactions” financial statement caption in our consolidated statement of earnings. This amount consisted primarily of $1.9 million of net gains on asset disposals partially offset by facility exit and other costs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

Interest expense of $17.8 million was $3.3 million higher than the comparable period in the prior year, as the impact of higher average interest rates due to a higher mix of long-term versus short-term debt was partially offset by the impact of lower average debt levels. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

•

Equity income increased $3.0 million from the comparable period in the prior year. The majority of our equity income is generated by WAVE, where our portion of net earnings increased $2.4 million, or 5% to $50.3 million. Additionally, our portion of net earnings of TWB and Serviacero increased $1.8 million and $1.2 million, respectively, in the current quarter. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $19.0 million from the comparable period in the prior year, primarily due to higher earnings and the impact of discrete tax adjustments. Discrete tax adjustments associated with differences between final tax return amounts and original tax provision estimates, changes in state tax laws, and the resolution of state tax audits reduced tax expense by approximately $0.6 million in the current nine months versus a reduction of tax expense of $1.7 million in the prior year. The current year-to-date expense of $47.7 million was calculated using an estimated annual effective rate of 31.8% versus 31.9% in the prior year. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Nine Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$1,068.9	100.0%	$1,148.9	100.0%	$(80.0)
Cost of goods sold	943.2	88.2%	1,030.0	89.7%	(86.8)

Gross margin	125.7	11.8%	118.9	10.3%	6.8
Selling, general and administrative expense	78.9	7.4%	79.8	6.9%	(0.9)

Operating income	$46.8	4.4%	$39.1	3.4%	$7.7

Material cost	$770.6		$853.6		$(83.0)
Tons shipped (in thousands)	1,956		2,101		(145)

Net sales and operating highlights were as follows:

•

Net sales decreased $80.0 million from the comparable period in the prior year. Lower base material prices in the first nine months of fiscal 2013 led to decreased pricing for our products, negatively impacting net sales by $90.8 million. Overall volumes were also down during the first nine months of fiscal 2013; however, the impact of lower volumes was more than offset by a higher mix of direct versus toll tons, the combined impact of which was a $10.8 million increase in net sales. The mix of direct versus toll tons was 56% to 44% during the first nine months of fiscal 2013 versus 51% to 49% in the comparable period in the prior year. After excluding volumes from the MISA Metals facilities, direct volumes increased approximately 6% over prior year. The change in mix of direct versus toll tons was driven primarily by our Spartan joint venture. As expected, volumes at Spartan were down as a result of our partner moving business to their in-house galvanizing facility. However, volumes have stabilized at the lower level and the business remains solidly profitable.

•	Operating income increased $7.7 million from the comparable period in the prior year primarily due to lower inventory holding losses in the current year.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Nine Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$606.9	100.0%	$533.3	100.0%	$73.6
Cost of goods sold	479.7	79.0%	450.6	84.5%	29.1

Gross margin	127.2	21.0%	82.7	15.5%	44.5
Selling, general and administrative expense	75.6	12.5%	59.4	11.1%	16.2
Impairment of long-lived assets	1.5	0.2%	-	-	1.5
Restructuring and other expense	0.1	0.0%	-	0.0%	0.1

Operating income	$50.0	8.2%	$23.3	4.4%	$26.7

Material cost	$285.2		$269.6		$15.6
Units shipped (in thousands)	58,826		47,767		11,059

Net sales and operating highlights were as follows:

•	Net sales increased $73.6 million from the comparable period in the prior year driven by the impact of acquisitions and improved volumes across many product lines.

•

Operating income was up $26.7 million over the prior year period due primarily to improved margins, as costs associated with the voluntary product recall decreased by $7.1 million. Gross margin also improved due to contributions from acquisitions, cost containment efforts, and a more favorable product mix. The increase in gross margin was partially offset by higher SG&A expense due to the impact of acquisitions, increase in corporate allocated expenses, and increased spending for new product development. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities” of this Quarterly Report on Form 10-Q for more information regarding the voluntary product recall.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Nine Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$170.9	100.0%	$40.2	100.0%	$130.7
Cost of goods sold	145.0	84.8%	37.3	92.8%	107.7

Gross margin	25.9	15.2%	2.9	7.2%	23.0
Selling, general and administrative expense	20.5	12.0%	4.3	10.7%	16.2

Operating income	$5.4	3.2%	$(1.4)	-3.5%	$6.8

Material cost	$85.9		$22.1		$63.8

Net sales and operating highlights were as follows:

•

Net sales for the first nine months of fiscal 2013 were $170.9 million, an increase of $130.7 million over prior year. This business was acquired on December 29, 2011 and therefore only two months of results were included in the comparable period in the prior year.

•

Operating income was $5.4 million. As expected, lower volumes resulting from production delays and lower demand from the business’s top customer had a negative impact in the current period. In response to the current environment we are implementing a plan to reduce costs accordingly without sacrificing production capacity. A one-time charge of $0.7 million related to the accelerated vesting of certain restricted stock awards also negatively impacted operating income in the current period. Operating income in the prior year period included $4.2 million of one-time expenses associated with the write-up of inventory to fair value in connection with the application of purchase accounting and various acquisition-related costs.

Other

The Other category includes our Steel Packaging, Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is the activity related to the wind down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Nine Months Ended,
(Dollars in millions)	Feb. 28, 2013	% of Net sales	Feb. 29, 2012	% of Net sales	Increase/ (Decrease)
Net sales	$61.5	100.0%	$56.9	100.0%	$4.6
Cost of goods sold	54.9	89.5%	49.9	87.7%	5.0

Gross margin	6.6	10.7%	7.0	12.3%	(0.4)
Selling, general and administrative expense	12.7	20.8%	17.3	30.4%	(4.6)
Restructuring and other expense	1.6	2.5%	4.7	8.3%	(3.1)
Joint venture transactions	(1.2)	-2.1%	3.8	6.7%	(5.0)

Operating loss	$(6.5)	-10.6%	$(18.8)	-33.0%	$12.3

Net sales and operating highlights were as follows:

•	Net sales increased $4.6 million from the comparable period in the prior year, primarily due to higher volumes in the Construction Services operating segment.

•

Operating loss decreased $12.3 million from the comparable period in the prior year driven by the impact of the joint venture transactions and reductions in both SG&A and restructuring and other expense. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

During the nine months ended February 28, 2013, we generated $195.7 million of cash from operating activities, invested $34.4 million in property, plant and equipment and received proceeds of $16.2 million from the sale of assets. Additionally, we spent $62.1 million to acquire the outstanding common shares of Westerman and paid $44.1 million of dividends. We also repaid $251.6 million of short-term borrowings, which was partially funded by $150.0 million of proceeds from the issuance of long-term debt. The following table summarizes our consolidated cash flows for the nine months ended February 28, 2013 and February 29, 2012:

	Nine Months Ended
(in millions)	February 28, 2013	February 29, 2012
Net cash provided by operating activities	$195.7	$137.0
Net cash used by investing activities	(80.3)	(190.2)
Net cash provided (used) by financing activities	(119.0)	32.3

Decrease in cash and cash equivalents	(3.6)	(20.9)
Cash and cash equivalents at beginning of period	41.0	56.2

Cash and cash equivalents at end of period	$37.4	$35.3

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

The cash and equivalents balance at February 28, 2013 included $33.9 million of cash held by subsidiaries outside of the United States. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intention to repatriate cash held by subsidiaries outside of the United States.

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

Net cash provided by operating activities was $195.7 million during the nine months ended February 28, 2013 compared to $137.0 million in the comparable period of fiscal 2012. The difference was driven largely by changes in working capital needs and the improvement in net earnings over the comparable period in the prior year.

Investing Activities

Net cash used by investing activities decreased $109.9 million to $80.3 million during the nine months ended February 28, 2013, as the cash consideration paid for Westerman was $170.1 million less than consideration transferred for the acquisitions of Angus Industries, Inc., the propane fuel cylinders business of The Coleman Company, Inc., the BernzOmatic business of Irwin Industrial Tool Company and STAKO sp.z o.o. during the first nine months of fiscal 2012. The overall decrease was partially offset by a $43.2 million decrease in distributions from unconsolidated affiliates due to a $50.0 million one-time dividend from WAVE during the third quarter of fiscal 2012 and higher capital expenditures, which increased $18.6 million over the comparable period in the prior year.

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

Financing Activities

Net cash used by financing activities was $119.0 million during the nine months ended February 28, 2013. During the first nine months of fiscal 2013, we repaid $251.6 million of short-term borrowings, which was partially funded by $150.0 million of proceeds from the issuance of long-term debt, as described in more detail below. Additionally, we received $33.0 million of proceeds from the issuance of common shares from the exercise of stock options and paid $44.1 million of dividends during the first nine months of fiscal 2013, which represents a $20.3 million increase over the comparable period of prior year due to the accelerated payment of the fiscal 2013 third and fourth quarter dividends, as described in more detail below.

During the three months ended February 28, 2013, we extended our AR Facility for two years to January 2015, and decreased the borrowing capacity under the facility to $100.0 million from $150.0 million. As of February 28, 2013, we were in compliance with our short-term and long-term debt covenants. Our debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at February 28, 2013 were unchanged from those reported as of May 31, 2012. On August 10, 2012, we issued $150.0 million aggregate principal amount of unsecured senior notes due August 10, 2024. Refer to “Part I – Item 1. – Financial Statements – NOTE G – Debt and Receivables Securitization” for additional information regarding our short-term and long-term debt agreements.

Common shares – The Board of Directors (the “Board”) of Worthington Industries, Inc. (“Worthington Industries”) declared quarterly dividends of $0.13 per common share for each quarter of fiscal 2013 compared to $0.12 per common share for each quarter of fiscal 2012. Dividends paid on our common shares totaled $44.1 million and $23.9 million, respectively, during the nine months ended February 28, 2013 and February 29, 2012.

On December 10, 2012, the Board declared an accelerated cash dividend for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. The next opportunity for the Board to consider and approve a dividend will be at the June 2013 board meeting for payment in September 2013.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 6,027,832 remained available for repurchase at February 28, 2013. No common shares were repurchased under this authorization during the nine months ended February 28, 2013.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2013, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.2 million at February 28, 2013. We have also guaranteed the repayment of a $5.0 million term loan entered into by ArtiFlex, one of our unconsolidated joint ventures. In addition, we had in place $12.0 million of outstanding stand-by letters of credit for third-party beneficiaries as of February 28, 2013. These letters of credit were issued to third-party service providers and had no amounts drawn against them at February 28, 2013. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three and nine months ended February 28, 2013 and February 29, 2012. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. We do not expect the adoption of these provisions, which relates to presentation only, to have a material impact on our financial position or results of operations.

In September 2011, amended accounting guidance was issued that simplifies how an entity tests goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our adoption of this amended accounting guidance did not impact our financial position or results of operations.

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

During the third quarter of fiscal 2013, we determined that certain indicators of impairment were present with regard to our consolidated joint venture in India, WNCL. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows exceeded the $7.5 million net book value of the asset group and therefore no impairment charges were recognized. Nonetheless, it is reasonably possible that the estimate of undiscounted future cash flows may change in the near term resulting in the need to write down this asset group to fair value.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the nine months ended February 28, 2013.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2013). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2013) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effect of national, regional and worldwide economic conditions generally and within major product markets, including a prolonged or substantial economic downturn. Global economic conditions, particularly in Europe, remain fragile. In addition, the recently enacted mandatory reductions in federal spending in the United States have the potential to adversely affect both domestic and global economic conditions. As a result, the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 28, 2013:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2012	-	-	-	6,027,832
January 1-31, 2013	-	-	-	6,027,832
February 1-28, 2013	-	-	-	6,027,832

Total	-	-	-

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares. At February 28, 2013, 6,027,832 common shares remained available for repurchase under this authorization. The common shares available for repurchase may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator*

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 28, 2013 and May 31, 2012;
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2013 and February 29, 2012;
(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2013 and February 29, 2012;
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2013 and February 29, 2012; and
(v)	Notes to Consolidated Financial Statements for the three and nine months ended February 28, 2013 and February 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 8, 2013	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at February 28, 2013 and May 31, 2012;

(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2013 and February 29, 2012;

(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2013 and February 29, 2012;

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2013 and February 29, 2012; and

(v)	Notes to Consolidated Financial Statements for the three and nine months ended February 28, 2013 and February 29, 2012.