Form 10-K
period 2013-05-31
WORTHINGTON INDUSTRIES INC
filed 2013-07-30
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Large accelerated filer  ☑       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller reporting company  ☐

                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No  ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,172,788,263. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 22, 2013, the number of Common Shares issued and outstanding was 69,551,896.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 26, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	outlook, strategy or business plans;
•	future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	projected profitability potential, capacity, and working capital needs;
•	demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
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

iii

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”). Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinder products such as propane, oxygen, refrigerant and industrial cylinders, hand torches, camping cylinders, scuba tanks, compressed natural gas cylinders, helium balloon kits, and steel and fiberglass tanks and processing equipment for primarily the oil and gas industry; engineered cabs and operator stations and cab components; framing systems for mid-rise buildings; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings.

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

Segments

At the end of the fiscal year ended May 31, 2013 (“fiscal 2013”), we had 36 wholly-owned manufacturing facilities worldwide and held equity positions in 12 joint ventures, which operated an additional 47 manufacturing facilities worldwide.

Our operations are managed principally on a products and services basis and include three reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. The Steel Processing reportable business segment consists of the Worthington Steel business unit (“Worthington Steel”), and includes Precision Specialty Metals, Inc. (“PSM”), a specialty stainless processor located in Los Angeles, California, and Spartan Steel Coating, LLC (“Spartan”), a consolidated joint venture that operates a cold-rolled hot dipped galvanizing line in Monroe, Michigan. The Pressure Cylinders reportable business segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”) and includes India-based Worthington Nitin Cylinders Limited (“WNCL”), a consolidated joint venture that manufactures high-pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles and for industrial gases. The Engineered Cabs reportable business segment consists of the Angus Industries business unit (“Angus”), which we acquired on December 29, 2011.

All other operating segments are combined and disclosed in the Other category, which also includes income and expense items not allocated to our operating segments. The Other category includes the Steel Packaging, Construction Services and Worthington Energy Innovations (“WEI”) operating segments.

As more fully described in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies” of this Annual Report on Form 10-K, on March 1, 2011, we contributed certain assets of our former Dietrich Metal Framing business unit (“Dietrich”) to Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), an unconsolidated joint venture in which we maintain a 25% noncontrolling interest. We retained certain metal framing facilities, which continued to operate in support of the joint venture. As of August 31, 2011, all of the retained facilities had ceased operations. We no longer manage our residual metal framing assets in a manner that constitutes an operating segment. Accordingly, the financial results and operating performance of our former Metal Framing operating segment, including activity related to the wind-down of this business, are reported within the Other category for segment reporting purposes.

In addition, the former Automotive Body Panels operating segment has been included in the Other category, on a historical basis, through May 9, 2011. On May 9, 2011, we closed an agreement to combine certain assets of The Gerstenslager Company (“Gerstenslager”) and International Tooling Solutions, LLC in a new joint venture, ArtiFlex Manufacturing, LLC (“ArtiFlex”). In exchange for the contributed net assets, we received a 50% noncontrolling ownership interest in the new joint venture in addition to certain cash and other consideration.

We hold equity positions in 12 joint ventures, which are further discussed in the Joint Ventures section below. The WEI, Spartan, and WNCL joint ventures are consolidated with their operating results reported within the Other, Steel Processing and Pressure Cylinders reportable business segments, respectively.

During fiscal 2013, the Steel Processing, Pressure Cylinders and Engineered Cabs operating segments served approximately 1,000, 4,400, and 100 customers, respectively, located primarily in the United States. Foreign operations accounted for approximately 7% of consolidated net sales during fiscal 2013 and were comprised primarily of sales to customers in Europe. No single customer accounted for over 10% of consolidated net sales during fiscal 2013.

Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Segment Data” of this Annual Report on Form 10-K for a full description of our reportable business segments.

Recent Developments

On August 10, 2012, we issued $150.0 million aggregate principal amount of 12-year Senior Notes due 2024 through a private placement with seven entities within the Prudential Capital Group. The Senior Notes bear interest at a fixed rate of 4.6%.

On September 17, 2012, our Pressure Cylinders operating segment acquired 100% of the outstanding common shares of Westerman, Inc. (“Westerman”) for cash consideration of approximately $62.7 million and the assumption of approximately $7.3 million of debt, which was repaid at closing. Westerman manufactures tanks, pressure vessels and other products for the oil and gas and nuclear markets as well as hoists and other products for marine applications. Westerman also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial end markets. Westerman became part of our Pressure Cylinders operating segment upon closing.

On October 31, 2012, our Pressure Cylinders operating segment completed the sale of its European air brake tank business to Frauenthal Automotive. Based in Hustopece, Czech Republic, Worthington Cylinders a.s. manufactured air brake tank cylinders for the European commercial vehicle market.

On April 9, 2013, our Pressure Cylinders operating segment acquired the business of Palmer Mfg. & Tank, Inc. (“Palmer”) for cash consideration of $113.5 million. Palmer manufactures steel and fiberglass tanks and processing equipment for the oil and gas industry, and custom manufactured fiberglass tanks for agricultural, chemical and general industrial applications. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

During the fourth quarter of fiscal 2013, we repurchased a total of 925,000 of our common shares for $30.4 million at an average price of $32.88 per share.

On June 21, 2013, we announced the planned consolidation of the BernzOmatic hand torch manufacturing operations in Medina, New York into our existing facility in Chilton, Wisconsin. The Company estimates that the consolidation and closure will result in non-recurring restructuring charges in the range of $4.0 million to $5.0 million, primarily due to severance costs, relocation and equipment installation, training costs and other miscellaneous start-up costs. Approximately $2.5 million of severance costs were recognized in the fourth quarter of fiscal 2013 in connection with this matter. The closure of the Medina operation is expected to be complete by mid-calendar 2014 to ensure an orderly transition.

On June 26, 2013, the Board of Directors declared a quarterly dividend of $0.15 per share, an increase of $0.02 per share from the previous quarterly dividend rate. The dividend is payable on September 27, 2013 to shareholders of record on September 13, 2013.

Transformation Plan

In our fiscal year ended May 31, 2008 (“fiscal 2008”), we initiated a transformation plan (the “Transformation Plan”) with the overall goal of improving our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and seeks to drive excellence in three core competencies: sales, operations, and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases.

To date, we have completed the transformation phases in each of the core facilities within our Steel Processing operating segment, including the facilities of our Mexican joint venture. We also substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich in March 2011. Transformation efforts within our Pressure Cylinders operating segment, which began during the first quarter of fiscal 2012, are ongoing. In addition, during the first quarter of fiscal 2013, we initiated the diagnostic phase of the Transformation Plan in our Engineered Cabs operating segment.

When this process began, we retained a consulting firm to assist in the development and implementation of the Transformation Plan. As the Transformation Plan progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan. Although the consulting firm was again engaged as we rolled out the Transformation Plan in our Pressure Cylinders operating segment, all of the work is now led and executed by our internal teams. These internal teams are now an integral part of our business and constitute what we refer to as the Centers of Excellence (“COE”). The COE will continue to monitor the performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The majority of the expenses related to the COE will be included in selling, general and administrative expense going forward, except where they relate to a first time diagnostics phase of the Transformation Plan.

As of May 31, 2013, we have recognized approximately $77.2 million of total restructuring charges associated with the Transformation Plan, including charges of $3.3 million, $6.0 million, $2.6 million, $4.2 million, $43.0 million and $18.1 million during fiscal 2013, fiscal 2012, fiscal 2011, fiscal 2010, fiscal 2009 and fiscal 2008, respectively. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense” of this Annual Report on Form 10-K for further information regarding our restructuring activities. That information is incorporated herein by reference.

Steel Processing

Our Steel Processing operating segment consists of the Worthington Steel business unit, which includes PSM and our consolidated joint venture, Spartan. For fiscal 2013, fiscal 2012 and fiscal 2011, the percentage of consolidated net sales generated by our Steel Processing operating segment was approximately 55%, 62%, and 58%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

Our Steel Processing operating segment serves approximately 1,000 customers, principally in the agricultural, appliance, automotive, construction, hardware, HVAC, lawn and garden, leisure and recreation, and office furniture markets. Automotive-related customers have historically represented approximately half of this operating segment’s net sales. No single customer represented greater than 10% of net sales for the Steel Processing operating segment during fiscal 2013.

Worthington Steel buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	cold reducing, which achieves close tolerances of thickness;

•	configured blanking, which stamps steel into specific shapes;

•	cutting-to-length, which cuts flattened steel sheets to exact lengths;

•	dry-lubing, the process of coating steel with a dry, soap-based lubricant;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dip process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	primacoat, which is a high-lubricity, acrylic-based coating;

•	slitting, which cuts steel coils or steel sheets to specific widths;

•	oscillate slitting, a slitting process that spools together several narrow coils welded end to end into one larger coil;

•	temper rolling, which is the process of light cold-rolling sheet steel;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances; and

•	non-metallic coating, including acrylic and paint coating.

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

Pressure Cylinders

Our Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and our consolidated joint venture, WNCL. For fiscal 2013, fiscal 2012, and fiscal 2011, the percentage of consolidated net sales generated by our Pressure Cylinders operating segment was approximately 33%, 30%, and 24%, respectively.

Our Pressure Cylinders operating segment manufactures and sells filled and unfilled pressure cylinders, tanks, and various accessories and related products for diversified end-use market applications. The following is a description of these markets:

•

Retail: These products include liquefied petroleum gas (“LPG”) cylinders for barbecue grills and camping equipment, propane accessories, hand held torches and accessories including fuel cylinders, scuba cylinders, paintball cylinders and Balloon Time® helium balloon kits. These products are sold primarily to mass merchandisers, cylinder exchangers and distributors. Revenues to this market sector totaled $374.8 million and $339.6 million in fiscal 2013 and fiscal 2012, respectively.

•

Alternative fuels: This sector includes Type I, II, III and ASME cylinders for containment of compressed natural gas and hydrogen for automobiles, buses, and light-duty trucks, as well as propane/autogas cylinders for automobiles. Revenues to this market sector totaled $76.0 million and $60.5 million in fiscal 2013 and fiscal 2012, respectively.

•

Industrial and Other: This market sector includes industrial, refrigerant, and certain LPG cylinders, as well as other specialty products. Cylinders in these markets are generally sold to gas producers and distributors. Industrial cylinders hold fuel for uses such as cutting, welding, breathing (medical, diving and firefighting), semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Specialty products include a variety of fire suppression and chemical tanks. Revenues to this market sector totaled $341.2 million and $370.0 million in fiscal 2013 and fiscal 2012, respectively.

•

Energy: This sector was formed in fiscal 2013 as a result of the Westerman and Palmer acquisitions and includes steel and fiberglass tanks, and pressure vessels and other products for global energy markets, including oil and gas and nuclear, which products are used for a broad variety of exploration, recovery and production purposes; and hoists and other marine products which are used principally in shipyard lift systems. This sector also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial and agricultural end markets. Revenues to this market sector totaled $67.3 million in fiscal 2013. As noted in the Recent Developments section above, on September 17, 2012, we acquired Westerman, a manufacturer of tanks and pressure vessels for the oil and gas, nuclear and marine markets with two Ohio locations. On April 9, 2013, we acquired the business of Palmer, a manufacturer of steel and fiberglass tanks and processing equipment for the oil and gas industry, and custom manufactured fiberglass tanks for agricultural, chemical and general industrial applications with one location in Garden City, Kansas. Both of these businesses sell into the energy market.

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment serves approximately 4,400 customers. No single customer represented greater than 10% of net sales for the Pressure Cylinders operating segment during fiscal 2013.

In the United States and Canada, high-pressure and low-pressure cylinders are primarily manufactured in accordance with United States Department of Transportation and Transport Canada specifications. Outside the United States and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards. Other products are produced to applicable industry standards including, as applicable, those standards issued by the American Petroleum Institute, ASME and UL.

In the United States and Canada, Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market, one principal domestic competitor in the low-pressure LPG cylinder market, and three principal domestic competitors in the high-pressure cylinder market. There are also several foreign competitors in these markets. We believe that Worthington Cylinders has the largest domestic market share in both of its LPG gas low-pressure cylinder markets. In the European high-pressure cylinder market, there are also several competitors. We believe that Worthington Cylinders is a leading producer in both the high-pressure cylinder and low-pressure non-refillable cylinder markets in Europe. Worthington Cylinders generally has a strong competitive position for its energy, retail and specialty products, but competition varies on a product-by-product basis, and geographically for energy products. As with our other operating segments, competition is based upon price, service and quality.

The Pressure Cylinders operating segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market low-pressure helium balloon kits; the registered trademark “Bernzomatic®” to market certain fuel cylinders and hand held torches; the trademark “WORTHINGTONTM” to market certain LPG cylinders, hand torches and camping fuel cylinders; the registered trademarks “MAP-PRO®” and “Pro-Max®” to market certain hand torch cylinders; the registered trademark SCI® to market certain cylinders for transportation of compressed gases for inflation of flotation bags and escape slides; and the tradenames “Westerman,” “Wooster Tool” and “Palmer” to market the tanks and other products produced by those operations. The Pressure Cylinders operating segment intends to continue to use and renew these tradenames and trademarks.

In connection with the acquisition of the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman Cylinders”) in fiscal 2012, we executed a trademark license agreement whereby we are required to make minimum annual royalty payments of $2.0 million in exchange for the exclusive right to use certain Coleman trademarks within the United States and Canada in connection with our operation of the acquired business.

Engineered Cabs

The Engineered Cabs operating segment consists of the Angus Industries business unit, which was acquired on December 29, 2011, and includes the Angus-Palm, Angus Engineering and Advanced Component Technologies (“ACT®”) brands. Angus is headquartered in Watertown, South Dakota and has additional operations in Iowa, South Carolina and Tennessee, which are strategically located near key assembly locations of original equipment manufacturers. For fiscal 2013 and fiscal 2012, the percentage of consolidated net sales generated by our Engineered Cabs operating segment was approximately 9%, and 4%, respectively. On an annualized basis, fiscal 2012 net sales would have represented approximately 10% of consolidated net sales.

Angus is North America’s leading non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications of heavy mobile equipment used primarily in the agricultural, construction, mining, forestry, military, and various other industries. Angus’s product design, engineering support and broad manufacturing capabilities enable it to produce cabs and structures used in products ranging from small utility equipment to the largest earthmovers.

In addition to its engineered cab products, Angus has the capability to provide a full suite of complementary products such as machined structural components, complex and painted weldments, engine doors, boom components and complete frames, as well as a complete range of vacuum-formed plastic/acoustical trim components and assemblies under the ACT brand. Angus has the manufacturing capability for:

•	Steel laser cutting;

•	Steel bending and forming;

•	Roll-form tube curving and bending;

•	Machining;

•	Welding – robotic and manual;

•	Automated steel product cleaning and E-coating;

•	Top coat painting; and

•	Assembly.

Angus produces products for over 150 different equipment platforms for approximately 100 customers. In fiscal 2013, Angus’s top four customers represented approximately 80% of the operating segment’s total net sales. Its production levels can run from small and medium production volumes through high volume productions.

Angus competes primarily with a handful of primary non-captive producers of engineered cabs in the United States, although there are numerous other suppliers who can perform some of the functions supplied by the Company. Some customers can also produce operator cabs in-house. The Company believes its competitive strengths include its design and engineering capabilities and its broad manufacturing capabilities, which allow it to provide a fully-integrated complete cab, and its ability often to provide cabs at a lower cost than customers can produce in-house. Competition is based on price, quality, delivery and service.

Key supplies include steel sheet and plate, steel tubing, hardware, controls, wiper systems, glazing materials (glass, polycarbonate), perishables (paint, urethane, caulk), electrical materials, HVAC systems and aesthetic materials (acoustical trim, plastics, foam) which are available from a variety of sources.

Other

Included in the Other category are operating segments that do not meet the applicable aggregation criteria and materiality tests for purposes of separate disclosure as reportable business segments, as well as other corporate-related entities. These operating segments are: Steel Packaging, Construction Services and WEI. Each of these three operating segments is explained in more detail below.

Steel Packaging.    The Steel Packaging operating segment consists of Worthington Steelpac Systems, LLC, an ISO-9001: 2000 certified manufacturer of engineered, recyclable steel packaging solutions for external and internal movement of product. Steel Packaging operates three facilities, with one facility in each of Indiana, Ohio and Pennsylvania. Steel Packaging designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles.

Construction Services.    The Construction Services operating segment operates a business platform that includes the design, supply and building/construction of mid-rise light gauge steel framed commercial structures, single family and multi-family housing units. The operating segment includes the Worthington Construction Group and the Military Construction business units. Worthington Construction Group includes high density mid-rise residential construction in emerging and developed international markets. Military Construction operates with a focus on domestic military bases.

Worthington Energy Innovations.    The WEI Operating segment is comprised of our 75% WEI joint venture which is described below under “Joint Ventures.”

Segment Financial Data

Financial information for the reportable business segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Segment Data” of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

Financial Information About Geographic Areas

In fiscal 2013, our foreign operations represented 7% of consolidated net sales, 1% of pre-tax earnings attributable to controlling interest and 19% of consolidated net assets. During fiscal 2013, fiscal 2012 and fiscal 2011, we had consolidated operations in Austria, Canada, the Czech Republic (through October 2012), Poland (beginning in fiscal 2012), Portugal, and the United States. Our consolidated and unconsolidated joint ventures had operations in China, France, India (beginning in fiscal 2011), Mexico, Spain, the United Kingdom and the United States. Summary information about our foreign operations, including net sales and fixed assets by geographic region, is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” and “Note N – Segment Data” of this Annual Report on Form 10-K. That information is incorporated herein by reference.

Suppliers

The primary raw material purchased by Worthington is steel. We purchase steel from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. In fiscal 2013, we purchased approximately 1.8 million tons of steel (81% hot-rolled, 4% galvanized and 16% cold-rolled) on a consolidated basis. Steel is purchased in large quantities at regular intervals from major primary producers, both domestic and foreign. In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders. The Pressure Cylinders operating segment purchases steel to meet production schedules. For certain raw materials, there are more limited suppliers — for example, helium and zinc, which are generally purchased at market prices. Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2013, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Corporation; ArcelorMittal; Essar Steel Algoma Inc.; Gallatin Steel Company; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; RG Steel, LLC; Severstal North America, Inc.; Steel Dynamics, Inc.; ThyssenKrupp and United States Steel Corporation (“U.S. Steel”). Major suppliers of aluminum to the Pressure Cylinders operating segment in fiscal 2013 were, in alphabetical order: Alcoa; Rio Tinto Alcan; and Sapa Group. Major suppliers of zinc to the Steel Processing operating segment were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Teck Cominco Limited; U.S. Zinc; and Xstrata Zinc Canada. Approximately 24.1 million pounds of zinc were purchased in fiscal 2013. We believe our supplier relationships are good.

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

Employees

As of May 31, 2013, we had approximately 10,500 employees, including those employed by our unconsolidated joint ventures. Approximately 7% of these employees are represented by collective bargaining units. Worthington believes it has good relationships with its employees in general, including those covered by collective bargaining units.

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

•

WEI is a 75%-owned consolidated joint venture with a subsidiary of Professional Supply, Inc. (20%) and Stonehenge Structured Finance Partners, LLC (5%) (together referred to as “WEI Partners”), located in Fremont, Ohio. WEI is a professional services company that develops cost-effective energy solutions for entities in North America. WEI designs solutions to minimize energy consumption, manages the energy solution installation, monitors and verifies energy usage, guarantees future energy savings and shares in these savings. Additionally, WEI utilizes certain patented products to further enhance energy savings. WEI’s financial results are reported within the Other category for segment reporting purposes. The equity owned by the WEI Partners is shown as noncontrolling interest on our consolidated balance sheets and the WEI Partners’ portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings.

•

WNCL is a 60%-owned consolidated joint venture based in India with Nitin Fire Protection Industries Limited (“Nitin Fire”). WNCL manufactures high-pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles, and produces cylinders for compressed industrial gases. WNCL’s financial results are fully consolidated within our Pressure Cylinders reportable business segment. The equity owned by Nitin is shown as noncontrolling interest on our consolidated balance sheets and Nitin’s portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings.

Unconsolidated

•

ArtiFlex, a 50%-owned joint venture with International Tooling Solutions, LLC, provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. ArtiFlex operates four owned and two leased manufacturing facilities. These facilities are located in Kentucky, Michigan (3) and Ohio (2).

•

ClarkDietrich, a 25%-owned joint venture with ClarkWestern Building Systems, Inc., is the industry leader in the manufacture and supply of light gauge steel framing products in the United States. ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, shaft wall studs and track, and vinyl products used primarily in residential and commercial construction. This joint venture operates 13 manufacturing facilities, one each in Connecticut, Georgia, Hawaii, Illinois, and Maryland and two each in California, Ohio, Florida and Texas.

•

Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) is a 50%-owned joint venture with Gestamp Wind Steel U.S., Inc., that was formed with a focus on producing towers for wind turbines being constructed in the North American market. Due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit, the Company is in the processing of dissolving this joint venture.

•

Samuel Steel Pickling Company (“Samuel”), a 31.25%-owned joint venture with Samuel Manu-Tech Pickling, operates one steel pickling facility in Twinsburg, Ohio, and another in Cleveland, Ohio. Samuel also performs in-line slitting, side trimming, pickle dry, under winding and the application of dry lube coatings during the pickling process.

•

Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three facilities in Mexico, one each in Leon, Queretaro and Monterrey. Serviacero Worthington provides steel processing services such as pickling, slitting, multi-blanking and cutting-to-length to customers in a variety of industries including automotive, appliance, electronics and heavy equipment. Serviacero Worthington commissioned a new pickle line in Monterrey during the late summer of calendar 2012.

•

TWB Company, L.L.C. (“TWB”), a 45%-owned joint venture with ThyssenKrupp Steel North America, Inc., is a leading North American supplier of tailor welded blanks, tailor welded coils and other tailor welded products. TWB produces tailor welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars, etc. TWB operates facilities in Monroe, Michigan; Prattville, Alabama; and Smyrna, Tennessee as well as in Puebla, Ramos Arizpe (Saltillo), Hermosillo, and Silao, Mexico.

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of Armstrong World Industries, Inc., is one of the three largest global manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets. It competes with the two other global manufacturers and numerous smaller manufacturers. WAVE operates nine facilities in six countries: Aberdeen, Maryland; Benton Harbor, Michigan; and North Las Vegas, Nevada, within the United States; Qingpu, Shanghai, the Peoples Republic of China; Sittingbourne and Team Valley, United Kingdom; Prouvy, France; Marval, Pune, India; and Madrid, Spain.

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

•

Worthington Specialty Processing (“WSP”), a 51%-owned joint venture with a subsidiary of U.S. Steel, operates three steel processing facilities located in Canton, Jackson and Taylor, Michigan, which are managed by Worthington Steel. WSP serves primarily as a toll processor for U.S. Steel and others. Its services include slitting, blanking, cutting-to-length, laser welding, tension leveling and warehousing. WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

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

Economic or Industry Downturns

The global recession that began in 2008 adversely affected and may continue to adversely affect our business and our industries, as well as the industries and businesses of many of our customers and suppliers.    The volatile domestic and global recessionary climate had significant negative impacts on our business. The global recession, and the sluggish pace of the recovery, resulted in a significant decrease in customer demand throughout nearly all of our markets, including our largest market — automotive.

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

The automotive and construction industries account for a significant portion of our net sales, and reduced demand from these industries have adversely impacted and may continue to adversely affect our business.    The overall downturn in the economy, the disruption in capital and credit markets, declining real estate values, high unemployment rates, and reduced consumer confidence and spending caused significant reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. The domestic automotive industry has improved from its lows in recent years, but it continues to experience a difficult operating environment, which has resulted in and may continue to result in lower levels of vehicle production and an associated decrease in demand for products sold to the automotive industry. Many automotive manufacturers and their suppliers have reduced production levels and eliminated manufacturing capacity, through the closure of facilities, reduction in operations and other cost reduction actions. The construction industry has shown signs of stabilizing from further erosion. However, both the automotive and construction markets remain depressed compared to historical norms, and we cannot predict the strength, pace or sustainability of recovery in these markets. The difficulties faced by the automotive and construction industries have adversely affected and may continue to adversely affect our business. If demand for the products we sell to the automotive or construction markets were to be further reduced, this could negatively affect our sales, financial results and cash flows.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our business.    In recent years, many of our customers have experienced and continue to experience challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, including additional plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may delay or default on their payment obligations to us. The relative weakness of the economy continues the risk that some of our customers have further financial difficulties. Economic conditions remain fragile, and the possibility remains that markets may not fully recover, or could further deteriorate. Should the economy or any of our markets not improve, the risk of bankruptcy filings by and financial difficulties of our customers may increase. Such bankruptcy filings or other financial difficulties may result not only in a reduction in our sales, but also in a loss associated with our potential inability to collect outstanding accounts receivable from the affected customers. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

Volatility in the United States and worldwide capital and credit markets has significantly impacted and may continue to significantly impact our end markets and has resulted and may continue to result in negative impacts on demand, increased credit and collection risks and other adverse effects on our business.    The domestic and

worldwide capital and credit markets, have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors caused diminished availability of credit and other capital in our end markets, and for participants in, and the customers of, those markets.

Although domestic credit markets have largely stabilized from the height of the financial crisis, the effects of the financial crisis continue to present additional risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, stricter lending standards have made it more difficult and costly for some firms to access the credit markets. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facility. In addition, restricted access to the credit markets is also continuing to make it difficult, or in some cases, impossible for our customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

Our future operating results may be affected by fluctuations in raw material prices, and we may be unable to pass on increases in raw material costs to our customers.    Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors described in the immediately preceding paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current market pricing.

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

Many of our key industries, such as automotive and construction, are cyclical in nature.    Many of our key industries, such as automotive and construction, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general United States or worldwide economy and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our business.

Significant reductions in sales to any of the Detroit Three automakers could have a negative impact on our business.    Approximately half of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and Chrysler (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers could negatively impact our business. In addition, in 2011, automobile producers began taking steps toward complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automakers work to produce vehicles that comply with these new standards, they may reduce the amount of steel used in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America.

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

Sales conflicts with our customers and/or suppliers may adversely impact us.    In some instances, we may compete with one or more of our customers and/or suppliers in pursuing the same business. In addition, in the Engineered Cabs business, our customers often have the option of producing certain cabs in-house instead of having them supplied by us or our competition. To the extent they elect to produce such cabs in-house, it could adversely affect our sales. Such conflicts may strain our relationships with those parties, which could adversely affect our future business with them.

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

The loss of key supplier relationships could adversely affect us.    Over the years, our various manufacturing operations have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse affect on our results of operations.

Competition

Our business is highly competitive, and increased competition could negatively impact our financial results.    Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Depending on a variety of factors, including raw material, energy, labor and capital costs, government control of currency exchange rates and government subsidies of foreign steel producers, our business may be materially adversely affected by competitive forces. The economic recession has also resulted in significant open capacity, which could attract increased competitive presence. Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers and, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

Freight and Energy

Increasing freight and energy costs could increase our operating costs, which could have an adverse effect on our financial results.    The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, is important in the manufacture and transport of our products. Our operations consume substantial amounts of energy, and our operating costs generally increase when energy costs rise. Factors that may affect our energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure or other causes. During periods of increasing energy and freight costs, we may be unable to fully recover our operating cost increases through price increases without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the increases on to our customers or if we are unable to obtain the necessary freight and energy. Also, increasing energy costs could put a strain on the transportation of our materials and products if the increased costs force certain transporters to close.

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

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results.    Business disruptions, including increased costs for, or interruptions in, the supply of energy or raw materials, resulting from shortages of supply or transportation, severe weather events (such as hurricanes, tsunamis, earthquakes, tornados, floods and blizzards), casualty events (such as explosions, fires or material equipment breakdown), acts of terrorism, pandemic disease, labor disruptions, the idling of facilities due to reduced demand (resulting from a downturn in economic activity or otherwise) or other events (such as required maintenance shutdowns), could cause interruptions to our businesses as well as the operations of our customers and suppliers. While we maintain insurance coverage that can offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results and we could be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to us.

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Canada, Poland and Portugal and joint venture facilities in China, France, India, Mexico, Spain and the United Kingdom, and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions, especially within Europe; inflation and fluctuations in interest rates; currency rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, the global recession and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors have resulted in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the Economic or Industry Downturns risk factor herein for additional information concerning the impact of the global recession and the volatility of capital and credit markets on our business.

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

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.    Many of our operations are capital intensive. For the five-year period ended May 31, 2013, our total capital expenditures, including acquisitions and investment activity, were approximately $759.8 million. Additionally, at May 31, 2013, we were obligated to make aggregate lease payments of $29.9 million under operating lease agreements. Our business also requires expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing business. However, given the current challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

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

Accounting and Tax Estimates

We are required to make accounting and tax-related estimates, assumptions and judgments in preparing our consolidated financial statements, and actual results may differ materially from the estimates, assumptions and judgments that we use.    In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we are required to make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available to us. In some cases, these estimates and assumptions are particularly difficult to determine and we must exercise significant judgment. Some of the estimates, assumptions and judgments having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred tax assets and liabilities and asset impairments. Our actual results may differ materially from the estimates, assumptions and judgments that we use, which could have a material adverse effect on our financial condition and results of operations.

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

Legislation and Regulations

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

Legislation, regulations or other events which could adversely affect the ability or cost to recover natural gas or oil may negatively affect our business.    In recent years, increasing amounts of oil and natural gas have been produced through the hydraulic fracking process throughout the United States and North America. This has resulted in decreasing energy costs, particularly for natural gas and similar energy products. This reduction has been a boon for the U.S. economy and has helped lower energy costs for U.S. businesses. Also, some of our recent acquisitions supply products which are used by companies engaged in hydraulic fracking. If legislation, regulations or other events limit the ability to recover such fuels through hydraulic fracking or increase the cost thereof, it could have a negative impact on our business, the U.S. economy and U.S. businesses in general, which could result in decreased demand for our products or otherwise negatively impact our business.

The implementation of the provisions of the new health care law could adversely affect our business.    As the provisions of the Patient Protection and Affordable Care Act begin to be fully implemented and governments and employers take action related thereto, the impact on U.S. health care costs are unknown. Many project that there will be a significant increase in health care costs which could adversely impact the U.S. economy and U.S. businesses which could result in a decreased demand for our products. Further, the Company’s health care costs could increase which would negatively impact our profits.

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

Impairment Charges

Continued or enhanced weakness or instability in the economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth.    We review the carrying value of our long-lived assets, excluding purchased goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. For long-lived assets other than goodwill, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds fair value. Goodwill and intangible assets with indefinite lives are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statement of earnings. Economic conditions remain fragile, particularly in Europe and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain of our business segments are adversely affected by the challenging and volatile economic and financial conditions, we may be required to record additional impairments, which would negatively impact our results of operations.

Item 1B. — Unresolved Staff Comments

None.

Item 2. — Properties.

General

Our principal corporate offices are located in an office building in Columbus, Ohio, containing approximately 117,700 square feet, which houses the principal corporate offices of the Pressure Cylinders and Construction Services operating segments. We purchased this office building on June 22, 2012. Our Steel Processing corporate offices are located next to the corporate offices in a leased office building in Columbus, Ohio, containing approximately 30,000 square feet. We also own three facilities used for administrative and medical purposes in Columbus, Ohio, containing an aggregate of approximately 166,000 square feet. As of May 31, 2013, we owned or leased a total of approximately 8,000,000 square feet of space for our operations, of which approximately 7,000,000 square feet (7,600,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to 10 years. For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to

Consolidated Financial Statements – Note R – Operating Leases” of this Annual Report on Form 10-K. We believe the distribution and office facilities provide adequate space for our operations and are well maintained and suitable.

Excluding joint ventures, we operate 36 manufacturing facilities and 12 warehouses. These manufacturing facilities are well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

Our Steel Processing operating segment operates 11 manufacturing facilities, 10 of which are wholly-owned, containing a total of approximately 2,500,000 square feet, and one that is leased, containing approximately 150,000 square feet. These facilities are located in Alabama, California, Indiana, Maryland, Michigan (2), and Ohio (5). This operating segment also owns one warehouse in Ohio, containing approximately 110,000 square feet, one warehouse in Michigan, containing approximately 100,000 square feet, and one warehouse in California, containing approximately 60,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

Our Pressure Cylinders operating segment operates 17 manufacturing facilities, 15 of which are wholly-owned, containing a total of approximately 2,300,000 square feet, and two that are leased, containing approximately 350,000 square feet. These facilities are located in California, Kansas (2), Mississippi, North Carolina, New York, Ohio (5), Wisconsin, Austria, Canada, Poland (2) and Portugal. This operating segment also operates two owned warehouses, one in Austria and one in Poland, containing a total of approximately 90,000 square feet, and three leased warehouses, two in Ohio and one in Canada, containing a total of approximately 130,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Engineered Cabs

Our Engineered Cabs operating segment operates four owned manufacturing facilities containing a total of approximately 1,000,000 square feet. These facilities are located in Iowa, South Carolina, South Dakota, and Tennessee. This operating segment also operates one owned warehouse in Iowa and one leased warehouse in Tennessee containing a total of approximately 20,000 square feet. This operating segment’s corporate offices are located in Watertown, South Dakota.

Other

Steel Packaging operates three facilities, one each in Indiana, Ohio and Pennsylvania. The manufacturing facilities in Indiana and Pennsylvania are leased and contain a total of approximately 175,000 square feet; and the facility located in Ohio is owned and contains approximately 21,000 square feet. The Construction Services operating segment, which includes Mid-Rise Construction and Military Construction business units, operates manufacturing facilities in Ohio and Tennessee containing approximately 220,000 square feet and leases approximately 18,300 square feet for administrative offices in Hawaii and Ohio. Additionally, we retained Gerstenslager’s manufacturing facility in Wooster, Ohio, which is subject to a lease agreement with ArtiFlex and contains approximately 900,000 square feet.

Joint Ventures

The Spartan consolidated joint venture owns and operates one manufacturing facility in Michigan, the WEI joint venture leases one manufacturing facility in Fremont, Ohio, and the WNCL consolidated joint venture owns and operates a manufacturing facility in India. The unconsolidated joint ventures operate a total of 47 manufacturing facilities, located in Alabama, California (2), Connecticut, Florida (2), Georgia, Hawaii,

Illinois, Kentucky, Maryland (2), Michigan (9), Nevada, Ohio (7), Tennessee, and Texas (2) domestically, and in China (2), France, India (2), Mexico (7), Spain and the United Kingdom (2), internationally.

Item 3. — Legal Proceedings

The Company is involved in various judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. The Company does not believe that any such proceedings will have a material adverse effect on its business, financial position, results of operation or cash flows.

Item 4. — Mine Safety Disclosures

Not Applicable

Supplemental Item — Executive Officers of the Registrant

The following table lists the names, positions held and ages of the individuals serving as executive officers of the Registrant as of July 30, 2013.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	59	Chairman of the Board and Chief Executive Officer; a Director	1996
Mark A. Russell	50	President and Chief Operating Officer	2012
B. Andrew Rose	43	Vice President and Chief Financial Officer	2008
Dale T. Brinkman	60	Vice President-Administration, General Counsel and Secretary	2000
Terry M. Dyer Andrew J. Billman	46 45	Vice President-Human Resources President-Worthington Cylinder Corporation	2012 2011
Geoffrey G. Gilmore	41	President-The Worthington Steel Company	2012
Matthew A. Lockard	44	Vice President-Corporate Development and Treasurer	2009
Catherine M. Lyttle	54	Vice President-Communications and Investor Relations	2009
Eric M. Smolenski	43	Chief Information Officer	2012
Richard G. Welch	55	Controller	2000
Virgil L. Winland	65	Senior Vice President-Manufacturing	2001

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

Mark A. Russell has served as President and Chief Operating Officer of Worthington Industries since August 1, 2012. From February 2007 to July 31, 2012, Mr. Russell served as President of The Worthington Steel Company. From August 2004 until February 2007, Mr. Russell was a partner in Russell & Associates, an acquisition group formed to acquire aluminum products companies.

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

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since December 1998 and as Worthington Industries’ General Counsel since September 1982. He has been Secretary of Worthington Industries since September 2000 and served as Assistant Secretary from September 1982 to September 2000.

Terry M. Dyer has served as Vice President-Human Resources of Worthington Industries since June 2012. From October 2009 to June 2012, he served as the Vice President-Human Resources for our WAVE joint venture in Malvern, Pennsylvania. Mr. Dyer served as Senior Human Resources Generalist for Armstrong World Industries, Inc. (“Armstrong”) from November 2004 to October 2009. Armstrong is a global leader in the design and manufacture of floors, ceilings and cabinets.

Andrew J. Billman has served as President of Worthington Cylinder Corporation since August 2011. From February 2010 to August 2011, he served as Vice President-Purchasing for Worthington Industries. He served as Regional Sales Manager of The Worthington Steel Company from August 2008 to January 2010 and as National Account Manager from August 2006 to July 2008. Mr. Billman served as Automotive Accounts Manager of The Worthington Steel Company from August 1998 to December 2000; and in various other positions with the Company from 1991 to January 2001. From January 2001 to July 2006, he was employed with A.M.S.E.A., Inc., a private manufacturing company that stamped components, located in Michigan.

Geoffrey G. Gilmore has served as President of The Worthington Steel Company since August 2012. From July 2011 to July 2012, he served as Vice President-Purchasing for Worthington Industries responsible for all purchasing efforts across the Company including steel, commodity and OEM purchasing, logistics and outside processing. From April 2010 to July 2011, he served as General Manager of The Worthington Steel Company’s Delta, Ohio facility, responsible for overseeing its manufacturing and sales operations; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company. Mr. Gilmore served in various other positions with the Company from 1998 to June 2006.

Matthew A. Lockard has served as Treasurer of Worthington Industries since February 2009 and as Vice President-Corporate Development of Worthington Industries since July 2005. From April 2001 to July 2005, he served as Vice President-Global Business Development for Worthington Cylinder Corporation. Mr. Lockard served in various other positions with the Company from January 1994 to April 2001.

Catherine M. Lyttle has served as Vice President of Communications and Investor Relations of Worthington Industries since April 2009. She served as Vice President of Communications of Worthington Industries from January 1999 to April 2009. Ms. Lyttle served as Vice President of Marketing for the Columbus Chamber of Commerce from 1987 to September 1997 and as Vice President of JMAC Hockey from 1997 to 1999.

Eric M. Smolenski has served as Chief Information Officer of Worthington Industries since June 2012. He served as Vice President-Human Resources of Worthington Industries from December 2005 through June 2012. From January 2001 to December 2005, Mr. Smolenski served as the Director of Corporate Human Resources Services of Worthington Industries, and he served in various other positions with the Company from January 1994 to January 2001.

Richard G. Welch has served as the Corporate Controller of Worthington Industries since March 2000 and prior thereto, he served as Assistant Controller from August 1999 to March 2000. He served as Principal Financial Officer of Worthington Industries on an interim basis from September 2008 to December 2008.

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

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of July 22, 2013, Worthington Industries had 6,355 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2012 and fiscal 2013, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2012 and fiscal 2013.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2012 Quarter Ended
August 31, 2011	$14.98	$23.45	$16.25	$0.12
November 30, 2011	$13.21	$18.68	$17.59	$0.12
February 29, 2012	$15.58	$19.24	$16.87	$0.12
May 31, 2012	$16.25	$19.75	$16.25	$0.12

Fiscal 2013 Quarter Ended
August 31, 2012	$15.88	$23.16	$20.90	$0.13
November 30, 2012	$20.86	$24.27	$23.56	$0.13
February 28, 2013	$22.93	$29.10	$28.34	$0.26
May 31, 2013	$28.02	$35.59	$34.38	$-

Dividends are declared at the discretion of Worthington Industries’ Board of Directors. Worthington Industries’ Board of Directors declared quarterly dividends of $0.12 per common share in fiscal 2012 and of $0.13 per common share for the first and second quarters in fiscal 2013. On December 10, 2012, the Board declared an accelerated third and fourth quarter cash dividend totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. On June 26, 2013, the Board of Directors declared a quarterly dividend of $0.15 per common share for the first quarter of fiscal 2014. This dividend is payable on September 27, 2013, to shareholders of record as of September 13, 2013.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2008, in Worthington Industries’ common shares and each index.

*	$100 invested on 5/31/08 in common shares or index. Assumes reinvestment of dividends when received. Fiscal year ended May 31.

	05/08	05/09	05/10	05/11	05/12	05/13
Worthington Industries, Inc.	100.00	74.06	80.17	121.84	93.13	202.36
S&P Midcap 400 Index	100.00	66.50	89.46	118.94	111.69	145.14
S&P 1500 Steel Composite Index	100.00	39.91	50.05	59.23	39.20	41.97

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2013, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2013, the S&P 1500 Steel Composite Index included 9 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: Allegheny Technologies Incorporated; A.M. Castle & Co.; Cliffs Natural Resources Inc.; Commercial Metals Company; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; United States Steel Corporation; and Worthington Industries, Inc.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act of 1934) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2013:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2013	5,692	(2)	$31.04	-	6,027,832
April 1-30, 2013	325,000		$31.94	325,000	5,702,832
May 1-31, 2013	676,064	(2)	$33.46	600,000	5,102,832

Total	1,006,756		$32.96	925,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 29, 2011, we announced that our Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 5,102,832 common shares were available under this repurchase authorization as of May 31, 2013.

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

(2)

Includes an aggregate of 5,692 common shares and 76,064 common shares surrendered by employees in March and May 2013, respectively, to satisfy tax withholding obligations upon exercise of stock options and vesting of restricted common shares. These common shares were not counted against the 10,000,000 share repurchase authorization in effect throughout fiscal 2013 and discussed in footnote (1) above.

Item 6. — Selected Financial Data

	Fiscal Year Ended May 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
FINANCIAL RESULTS
Net sales	$2,612,244	$2,534,701	$2,442,624	$1,943,034	$2,631,267
Cost of goods sold	2,215,601	2,201,833	2,086,467	1,663,104	2,456,533

Gross margin	396,643	332,868	356,157	279,930	174,734
Selling, general and administrative expense	258,324	225,069	235,198	218,315	210,046
Impairment of long-lived assets	6,488	355	4,386	35,409	96,943
Restructuring and other expense	3,293	5,984	2,653	4,243	43,041
Joint venture transactions	(604)	(150)	(10,436)	-	-

Operating income (loss)	129,142	101,610	124,356	21,963	(175,296)
Miscellaneous income (expense)	1,452	2,319	597	1,127	(2,329)
Gain on sale of investment in Aegis	-	-	-	-	8,331
Interest expense	(23,918)	(19,497)	(18,756)	(9,534)	(20,734)
Equity in net income of unconsolidated affiliates	94,624	92,825	76,333	64,601	48,589

Earnings (loss) before income taxes	201,300	177,257	182,530	78,157	(141,439)
Income tax expense (benefit)	64,465	51,904	58,496	26,650	(37,754)

Net earnings (loss)	136,835	125,353	124,034	51,507	(103,685)
Net earnings attributable to noncontrolling interest	393	9,758	8,968	6,266	4,529

Net earnings (loss) attributable to controlling interest	$136,442	$115,595	$115,066	$45,241	$(108,214)

Earnings (loss) per share—diluted:
Net earnings (loss) per share attributable to controlling interest	$1.91	$1.65	$1.53	$0.57	$(1.37)

Depreciation and amortization	$66,469	$55,873	$61,058	$64,653	$64,073
Capital expenditures (including acquisitions and investments)	219,813	272,349	59,891	98,275	109,491
Cash dividends declared	36,471	33,441	29,411	31,676	48,115
Per common share	$0.52	$0.48	$0.40	$0.40	$0.61
Average common shares oustanding—diluted	71,314	70,252	75,409	79,143	78,903

FINANCIAL POSITION
Total current assets	$866,883	$914,239	$891,635	$782,285	$598,935
Total current liabilities	448,914	658,263	525,002	379,802	372,080

Working capital	$417,969	$255,976	$366,633	$402,483	$226,855

Total property, plant and equipment, net	$459,430	$443,077	$405,334	$506,163	$521,505
Total assets	1,950,857	1,877,797	1,667,249	1,520,347	1,363,829
Total debt	521,056	533,714	383,210	250,238	239,393
Total shareholders’ equity—controlling interest	830,822	697,174	689,910	711,413	706,069
Per share	$11.91	$10.27	$9.62	$8.98	$8.94
Common shares outstanding	69,752	67,906	71,684	79,217	78,998

The acquisition of the net assets of Palmer Mfg. & Tank, Inc. has been reflected since April 2013. Our European air brake tank operations in Czech Republic have been excluded since their disposal in October 2012. The acquisition of the outstanding common shares of Westerman, Inc. has been reflected since September 2012. The acquisition of our 75% ownership interest in PSI Energy Solutions, LLC has been reflected since March

2012. The acquisition of the outstanding voting interests of Angus Industries, Inc. has been reflected since December 2011. The acquisition of the propane fuel cylinders business of The Coleman Company, Inc. has been reflected since December 2011. The acquisition of the outstanding voting interests of STAKO sp. Z o.o. has been reflected since September 2011. The acquisition of substantially all of the net assets of the BernzOmatic business of Irwin Industrial Tool Company has been reflected since July 2011. Our Automotive Body Panels operations have been excluded from consolidated operating results since their deconsolidation in May 2011. Our Metal Framing operations have been excluded from consolidated operating results since their deconsolidation in March 2011, except for our Metal Framing operations in Canada, which have been excluded since their disposition in November 2009. The acquisition of the net assets of three MISA Metals, Inc. steel processing locations has been reflected since March 2011. The acquisition of our 60% ownership interest in Nitin Cylinders Limited has been reflected since December 2010. The acquisition of the net assets of Hy-Mark Cylinders, Inc. has been reflected since June 2010. The acquisition of the steel processing assets of Gibraltar Industries, Inc. and its subsidiaries has been reflected since February 2010. The acquisition of the membership interests of Structural Composites Industries, LLC has been reflected since September 2009. The acquisition of the net assets related to the businesses of Piper Metal Forming Corporation, U.S. Respiratory, Inc. and Pacific Cylinders, Inc. has been reflected since June 2009.

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

Introduction

Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinder products such as propane, oxygen, refrigerant and industrial cylinders, hand torches, camping cylinders, scuba tanks, compressed natural gas cylinders, helium balloon kits, and steel and fiberglass tanks and processing equipment for primarily the oil and gas industry; engineered cabs and operator stations and cab components; framing systems for mid-rise buildings; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings. Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2013, excluding our joint ventures, we operated 36 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Steel Packaging, Construction Services and Worthington Energy Innovations operating segments.

During the first quarter of fiscal 2013, we made certain organizational changes impacting the internal reporting and management structure of our former Global Group operating segment. As a result of these organizational changes, management responsibilities and internal reporting were re-aligned into two new operating segments: Construction Services and Worthington Energy Innovations. These organizational changes did not impact the composition of our reportable business segments as none of the operating segments impacted met the quantitative thresholds for separate disclosure.

Additionally, we no longer manage our residual metal framing assets in a manner that constitutes an operating segment. Accordingly, the financial results and operating performance of our former Metal Framing operating segment, including activity related to the wind-down of this business, are reported within the Other category for segment reporting purposes. Segment information reported in previous periods has been restated to conform to this new presentation.

We also held equity positions in 12 joint ventures, which operated 47 manufacturing facilities worldwide, as of May 31, 2013.

Overview

The Company’s performance during fiscal 2013 was strong relative to the prior year, aided by strong earnings growth in Pressure Cylinders and higher earnings from our joint ventures.

Volume trends were mixed in fiscal 2013. Pressure Cylinders volumes were up 15% driven by the impact of acquisitions. Steel Processing volumes were down 8%, but direct volumes, which carry a higher margin, were up approximately 3%, after excluding volumes from the MISA Metals facilities which were wound down or sold during the past year.

Engineered Cabs continues to experience soft demand due to production declines at its top customer. We are responding to the current environment and are implementing a plan to adjust costs accordingly without sacrificing production capacity. We are taking advantage of these market conditions to increase the pace and focus of our transformation work, as described in more detail below.

Equity in net income of unconsolidated affiliates (“equity income”) was up a modest 2% over fiscal 2012. However, current year equity income was reduced by $5.8 million of impairment and restructuring charges, including $4.8 million related to the impairment of our 40%-owned metal framing joint venture in China. Excluding these items, equity income was up 8%. With the exception of our joint venture in China, all of our unconsolidated joint ventures operated at a profit during fiscal 2013, led by Worthington Armstrong Venture (“WAVE”), TWB Company, L.L.C. (“TWB”), and Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), which contributed $65.5 million, $12.6 million and $8.8 million of equity income, respectively. Additionally, we received $84.5 million in dividends from our unconsolidated joint ventures for the year.

The Company continues its strategy of optimizing existing operations and pursuing growth opportunities that add to our current businesses. We initiated the diagnostics phase of the Transformation Plan within our Pressure Cylinders operating segment in the first quarter of fiscal 2012, and these efforts are progressing through each facility. During the first quarter of fiscal 2013, we initiated the diagnostics phase in our Engineered Cabs operating segment. For additional information regarding the Transformation Plan, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Annual Report on Form 10-K.

Recent Business Developments

•

On August 10, 2012, we issued $150.0 million aggregate principal amount of 12-year Senior Notes due 2024 through a private placement with seven entities within the Prudential Capital Group. The Senior Notes bear interest at a fixed rate of 4.6%.

•

On September 17, 2012, our Pressure Cylinders operating segment acquired 100% of the outstanding common shares of Westerman, Inc. (“Westerman”) for cash consideration of approximately $62.7 million and the assumption of approximately $7.3 million of debt, which was repaid at closing. Westerman manufactures tanks, pressure vessels and other products for the oil and gas and nuclear markets as well as hoists and other products for marine applications. Westerman also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial end markets. Westerman became part of our Pressure Cylinders operating segment upon closing.

•

On October 31, 2012, our Pressure Cylinders operating segment completed the sale of its European air brake tank business to Frauenthal Automotive. Based in Hustopece, Czech Republic, Worthington Cylinders a.s. manufactured air brake tank cylinders for the European commercial vehicle market.

•

On April 9, 2013, our Pressure Cylinders operating segment acquired the business of Palmer Mfg. & Tank, Inc. (“Palmer”) for cash consideration of $113.5 million. Palmer manufactures steel and fiberglass tanks and processing equipment for the oil and gas industry, and custom manufactured fiberglass tanks for agricultural, chemical and general industrial applications. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

•	During the fourth quarter of fiscal 2013, we repurchased a total of 925,000 of our common shares for $30.4 million at an average price of $32.88 per share.

•

On June 21, 2013, we announced the planned consolidation of the BernzOmatic hand torch manufacturing operations in Medina, New York into our existing facility in Chilton, Wisconsin. The Company estimates that the consolidation and closure will result in restructuring charges in the range of $4.0 million to $5.0 million, primarily due to severance costs, relocation and equipment installation, training costs and other miscellaneous start-up costs. Approximately $2.5 million of severance costs were recognized in the fourth quarter of fiscal 2013 in connection with this matter. The closure of the Medina operation is expected to be complete by mid-calendar 2014 to ensure an orderly transition.

•

On June 26, 2013, the Board of Directors declared a quarterly dividend of $0.15 per share, an increase of $0.02 per share from the previous quarterly rate. The dividend is payable on September 27, 2013 to shareholders of record on September 13, 2013.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2013 and fiscal 2012 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 57% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of five of our unconsolidated joint ventures are also to the automotive end market.

Approximately 10% of the net sales of our Steel Processing operating segment, 45% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel. The construction market is also the predominant end market for three of our unconsolidated joint ventures, WAVE, ClarkDietrich and Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo”).

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 33% and 55% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as leisure and recreation, industrial gas, HVAC, lawn and garden, agriculture, mining and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Fiscal Year Ended May 31,			Increase / (Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
U.S. GDP (% growth year-over-year)[1]	1.7%	0.5%	2.4%	1.2%	-1.9%
Hot-Rolled Steel ($ per ton)[2]	$616	$693	$680	($77)	$13
Detroit Three Auto Build (000’s vehicles)[3]	8,553	8,084	7,251	469	833
No. America Auto Build (000’s vehicles)[3]	15,716	14,242	12,756	1,474	1,486
Zinc ($ per pound)[4]	$0.90	$0.96	$1.00	($0.06)	($0.04)
Natural Gas ($ per mcf)[5]	$3.49	$3.61	$4.14	($0.12)	($0.53)
On-Highway Diesel Fuel Prices ($ per gallon)[6]	$3.96	$3.93	$3.35	$0.03	$0.58

1 2012 figures based on revised actuals    2 CRU Index; period average    3 IHS Global    4 LME Zinc; period average    5 NYMEX Henry Hub Natural Gas; period average    6 Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2013, fiscal 2012, and fiscal 2011:

(Dollars per ton 1 )	Fiscal Year			Inc / (Dec)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
1st Quarter	$616	$709	$611	($93)	-13.1%	$98	16.0%
2nd Quarter	$622	$660	$557	($38)	-5.8%	$103	18.5%
3rd Quarter	$629	$718	$699	($89)	-12.4%	$19	2.7%
4th Quarter	$595	$684	$851	($89)	-13.0%	($167)	-19.6%
Annual Avg.	$616	$693	$680	($77)	-11.1%	$13	1.9%

1 CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during fiscal 2013. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During fiscal 2013, we continued to benefit from improving automotive production from the Detroit Three automakers, which experienced a 6% increase in vehicle production over the prior year. Additionally, North American vehicle production during fiscal 2013 was up 10% over the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$2,612.2	100.0%	$2,534.7	100.0%	$77.5
Cost of goods sold	2,215.6	84.8%	2,201.8	86.9%	13.8

Gross margin	396.6	15.2%	332.9	13.1%	63.7
Selling, general and administrative expense	258.3	9.9%	225.1	8.9%	33.2
Impairment of long-lived assets	6.5	0.2%	0.4	0.0%	6.1
Restructuring and other expense	3.3	0.1%	6.0	0.2%	(2.7)
Joint venture transactions	(0.6)	0.0%	(0.2)	0.0%	(0.4)

Operating income	129.1	4.9%	101.6	4.0%	27.5
Miscellaneous income	1.5	0.1%	2.3	0.1%	(0.8)
Interest expense	(23.9)	-0.9%	(19.5)	-0.8%	4.4
Equity in net income of unconsolidated affiliates	94.6	3.6%	92.8	3.7%	1.8
Income tax expense	(64.5)	-2.5%	(51.9)	-2.0%	12.6

Net earnings	136.8	5.2%	125.3	4.9%	11.5
Net earnings attributable to noncontrolling interest	(0.4)	0.0%	(9.7)	-0.4%	(9.3)

Net earnings attributable to controlling interest	$136.4	5.2%	$115.6	4.6%	$20.8

Net earnings attributable to controlling interest for fiscal 2013 increased $20.8 million over fiscal 2012. Net sales and operating highlights were as follows:

•

Net sales increased $77.5 million from fiscal 2012. Higher overall volumes, aided by the impact of acquisitions, favorably impacted net sales by $182.6 million. The impact of higher overall volumes was partially offset by lower average selling prices, primarily in Steel Processing, which negatively impacted net sales by $105.1 million. Selling prices are affected by the market price of steel, which averaged $616 per ton during fiscal 2013 versus an average of $693 per ton during fiscal 2012.

•

Gross margin increased $63.7 million from fiscal 2012 due to the aforementioned increase in volumes, a more favorable product mix, and a decrease in charges related to the fiscal 2012 voluntary product recall in Pressure Cylinders. Gross margin for fiscal 2013 included $2.6 million of product recall charges compared to $9.7 million in the comparable period in the prior year. For additional information regarding the product recall, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities and Commitments” of this Annual Report on Form 10-K.

•	SG&A expense increased $33.2 million from fiscal 2012, primarily due to the impact of acquisitions and higher profit sharing and bonus expense resulting from higher net earnings.

•	Impairment charges of $6.5 million consisted of $5.0 million related to Pressure Cylinders’ investment in a 60%-owned consolidated joint venture in India, $2.0 million of which was attributed to the non-controlling interest, and $1.5 million related to the sale of Pressure Cylinders’ business in Czech Republic. For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

•

Restructuring charges of $3.3 million consisted primarily of a $2.5 million accrual for severance costs associated with the recently announced consolidation of our BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders facility in Chilton, Wisconsin and $1.8 million of facility exit and other costs associated with the closure of our commercial stairs business. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Annual Report on Form 10-K.

•

In connection with the wind down of our former Metal Framing operating segment, we recognized a net benefit of $0.6 million within the “joint venture transactions” financial statement caption in our consolidated statement of earnings. This amount consisted primarily of $1.9 million of net gains on asset disposals partially offset by facility exit and other costs. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Annual Report on Form 10-K.

•

Interest expense of $23.9 million was $4.4 million higher than the prior fiscal year, as the impact of higher average interest rates due to a higher mix of long-term versus short-term debt more than offset the impact of lower average debt levels. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization” of this Annual Report on Form 10-K.

•

Equity income increased $1.8 million from fiscal 2012. The majority of equity income is generated by our WAVE joint venture, where our portion of net earnings increased $3.5 million, or 6%, to $65.5 million. Additionally, our portion of net earnings of ClarkDietrich and TWB increased $2.7 million and $2.3 million, respectively, over fiscal 2012. The overall increase in equity income was partially offset by a $4.8 million charge related to the write-off of the investment in our joint venture in China. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense increased $12.6 million from fiscal 2012 due primarily to higher earnings. Fiscal 2013 income tax expense reflects an effective tax rate attributable to controlling interest of 32.1% versus 31.0% in fiscal 2012. These rates are calculated based on net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. The increase in the effective tax rate attributable to controlling interest was due primarily to a reduction in the benefit associated with lower tax rates on foreign income. The reduction in the tax benefit associated with lower tax rates on foreign income was due to certain foreign impairment charges for which there was no associated tax benefit. The 32.1% rate is lower than the federal statutory rate of 35% primarily as a result of the benefits from the qualified production activities deduction and lower tax rates on foreign income (collectively decreasing the rate by 3.6%). These impacts are partially offset by state and local income taxes of 1.0% (net of their federal tax benefit). For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE L – Income Taxes” of this Annual Report on Form 10-K.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$1,443.5	100.0%	$1,578.5	100.0%	$(135.0)
Cost of goods sold	1,269.5	87.9%	1,399.9	88.7%	(130.4)

Gross margin	174.0	12.1%	178.6	11.3%	(4.6)
Selling, general and administrative expense	107.9	7.5%	109.1	6.9%	(1.2)
Joint venture transactions	-	0.0%	(2.1)	-0.1%	2.1

Operating income	$66.1	4.6%	$71.6	4.5%	$(5.5)

Material cost	$1,036.1		$1,159.3		$(123.2)
Tons shipped (in thousands)	2,659		2,898		(239)

Net sales and operating highlights were as follows:

•

Net sales decreased $135.0 million from fiscal 2012. Lower base material prices throughout fiscal 2013 led to decreased pricing for our products, negatively impacting net sales by $120.7 million. Overall volumes were also down during fiscal 2013, negatively impacting net sales by $14.3 million. The mix of direct versus toll tons was 56% to 44% during fiscal 2013 versus 51% to 49% in the prior fiscal year. After excluding volumes from the MISA Metals facilities, which were wound down or sold during the current year, direct volumes increased approximately 3%. The change in mix of direct versus toll tons was driven primarily by our Spartan joint venture. As expected, volumes at Spartan were down as a result of our partner moving business to their in-house galvanizing facility. However, volumes have stabilized at the lower level and the business remains solidly profitable.

•

Operating income decreased $5.5 million from fiscal 2012 primarily due to the impact of lower volumes. Also contributing to the decrease was a $2.1 million gain in the prior fiscal year related to the disposal of two of the three MISA Metals steel processing facilities acquired in fiscal 2011. This gain was included in the joint venture transactions financial statement caption to correspond with amounts previously recognized in connection with this transaction.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$859.3	100.0%	$770.1	100.0%	$89.2
Cost of goods sold	676.8	78.8%	641.8	83.3%	35.0

Gross margin	182.5	21.2%	128.3	16.7%	54.2
Selling, general and administrative expense	106.9	12.4%	83.1	10.8%	23.8
Impairment of long-lived assets	6.5	0.8%	-	0.0%	6.5
Restructuring charges	2.7	0.3%	-	0.0%	2.7

Operating income	$66.4	7.7%	$45.2	5.9%	$21.2

Material cost	$409.1		$386.7		$22.4
Units shipped (in thousands)	82,189		71,777		10,412

Net sales and operating highlights were as follows:

•	Net sales increased $89.2 million from fiscal 2012 driven almost entirely by the impact of acquisitions.

•

Operating income increased $21.2 million from fiscal 2012 due primarily to improved margins, as costs associated with the voluntary product recall decreased by $7.1 million. Gross margin also improved due to contributions from acquisitions, cost containment efforts, and a more favorable product mix. The increase in gross margin was partially offset by higher SG&A expense due to the impact of acquisitions, an increase in corporate allocated expenses, and increased spending for new product development. Additionally, SG&A expense in the prior fiscal year included a $4.4 million gain related to the settlement of a legal dispute. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities and Commitments” for additional detail. Fiscal 2013 impairment charges included $5.0 million related to our investment in a 60%-owned consolidated joint venture in India and $1.5 million related to the sale of our air brake tank business in Czech Republic. Fiscal 2013 restructuring charges consisted primarily of severance costs associated with the recently announced consolidation of our BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders facility in Chilton, Wisconsin

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$226.0	100.0%	$104.3	100.0%	$121.7
Cost of goods sold	194.4	86.0%	88.9	85.2%	105.5

Gross margin	31.6	14.0%	15.4	14.8%	16.2
Selling, general and administrative expense	27.4	12.1%	10.5	10.1%	16.9

Operating income	$4.2	1.9%	$4.9	4.7%	$(0.7)

Material cost	$112.8		$53.9		$58.9

Net sales and operating highlights were as follows:

•	Net sales increased $121.7 million from fiscal 2012. This business was acquired on December 29, 2011 and therefore only five months of results were included in the prior fiscal year.

•

Operating income decreased $0.7 million from fiscal 2012. As expected, lower volumes resulting from production delays and lower demand from Engineered Cabs’ top customer had a negative impact in the current year. In response to the current environment, we are implementing a plan to reduce costs accordingly without sacrificing production capacity. A charge of $0.7 million related to the accelerated vesting of certain restricted stock awards also negatively impacted operating income in fiscal 2013. Operating income in the prior fiscal year was reduced by $5.0 million of expenses associated with the write-up of inventory to fair value in connection with the application of purchase accounting and various acquisition-related costs.

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

	Fiscal Year Ended May 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$83.5	100.0%	$81.8	100.0%	$1.7
Cost of goods sold	75.0	89.8%	71.2	87.0%	3.8

Gross margin	8.5	10.2%	10.6	13.0%	(2.1)
Selling, general and administrative expense	16.0	19.2%	22.3	27.3%	(6.3)
Restructuring and other expense	0.6	0.7%	6.4	7.8%	(5.8)
Joint venture transactions	(0.6)	-0.7%	1.9	2.3%	(2.5)

Operating loss	$(7.5)	-9.0%	$(20.0)	-24.4%	$12.5

Net sales and operating highlights were as follows:

•	Net sales increased $1.7 million from fiscal 2012, primarily due to higher volumes in the Construction Services operating segment.

•

Operating loss decreased $12.5 million from fiscal 2012 driven by the impact of the joint venture transactions and reductions in both SG&A and restructuring and other expense. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Annual Report on Form 10-K.

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

Net earnings attributable to controlling interest for fiscal 2012 increased $0.5 million over fiscal 2011. Net sales and operating highlights were as follows:

•

Net sales increased $92.1 million from fiscal 2011, driven primarily by higher average selling prices in response to the higher cost of steel, which favorably impacted net sales by $151.1 million. Selling prices are affected by the market price of steel, which averaged $693 per ton during fiscal 2012 versus an average of $680 per ton during fiscal 2011. Overall volumes decreased as a result of the deconsolidation of our former Metal Framing and Automotive Body Panels operating segments in the fourth quarter of fiscal 2011 (the “Joint Venture Transactions”), which negatively impacted net sales by $335.1 million. Excluding the impact of the Joint Venture Transactions, overall volumes increased by $276.1 million, $104.3 million of which was due to the acquisition of Angus Industries, Inc. (“Angus”). Improved volumes were most notable in our Pressure Cylinders and Steel Processing operating segments, where net sales increased 22% and 12%, respectively, over fiscal 2011. The overall improvement in volumes for Pressure Cylinders was partially offset by an accrual for anticipated product returns related to the voluntary recall, which negatively impacted net sales by $4.7 million.

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

•

Restructuring charges increased $3.4 million from fiscal 2011. Fiscal 2012 charges were primarily driven by professional fees resulting from our ongoing transformation efforts within Pressure Cylinders and severance accrued in connection with the closure of our Commercial Stairs business unit. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense.”

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

•

Equity income increased $16.5 million from fiscal 2011. The majority of the equity income is generated by our WAVE joint venture, where our portion of net earnings increased $4.2 million, or 7%. ClarkDietrich and ArtiFlex also contributed to the fiscal 2012 increase, providing $6.1 million and $5.2 million, respectively, of equity income. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates.”

•

Income tax expense decreased $6.6 million from fiscal 2011. Fiscal 2012 income tax expense reflects an effective tax rate attributable to controlling interest of 31.0% versus 33.7% in fiscal 2011. These rates are calculated based on net earnings attributable to controlling interest, as reflected in our consolidated statements of earnings. The decrease in the effective tax rate attributable to controlling interest was due to more of the Company’s income qualifying for the production activities deduction, and certain non-recurring items. The 31.0% rate is lower than the federal statutory rate of 35% primarily as a result of the benefits from the qualified production activities deduction and lower tax rates on foreign income (collectively decreasing the rate by 5.0%). These impacts are partially offset by state and local income taxes of 1.6% (net of their federal tax benefit). For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE L – Income Taxes.”

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

•

Operating income decreased $6.1 million from fiscal 2011 as the increase in net sales was more than offset by a lower spread between average selling prices and material costs due to inventory holding losses realized in fiscal 2012 versus inventory holding gains in the prior year. Operating income was also adversely impacted by higher manufacturing expenses, primarily freight costs. The impact of these items was partially mitigated by a decrease in SG&A expense due to lower profit sharing and bonus expenses in fiscal 2012 as well as a $2.1 million gain related to the disposal of two of the three MISA Metals steel processing facilities acquired during the fourth quarter of fiscal 2011. This gain was included in the joint venture transactions line to correspond with amounts previously recognized in connection with this transaction.

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

Net sales and operating highlights were as follows:

•

Net sales increased $178.2 million from fiscal 2011. Higher overall volumes favorably impacted net sales by $135.2 million, aided by the fiscal 2012 acquisitions, which contributed $122.9 million. Overall pricing for our products favorably impacted net sales by $43.0 million, as higher base material prices led to increased pricing for our products. The overall improvement in volumes was partially offset by an accrual for anticipated product returns related to the voluntary recall, which negatively impacted net sales by $4.7 million.

•

Operating income decreased $3.8 million from fiscal 2011 as the increase in gross margin was more than offset by higher SG&A expense. The increase in SG&A expense was driven by the impact of acquisitions and the absorption of a larger portion of corporate allocated expenses as a result of the Joint Venture Transactions partially offset by a $4.4 million gain related to the settlement of a legal dispute. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities and Commitments” for additional detail. The increase in gross margin was driven by higher volumes, aided by the impact of acquisitions, and an increased spread between selling prices and material costs offset by $9.7 million of charges related to the voluntary recall described above.

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

•

Fiscal 2012 operating income of $4.9 million was negatively affected by $5.0 million of expenses associated with the write-up of inventory to fair value in connection with the application of purchase accounting and various acquisition-related costs.

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

	Fiscal Year Ended May 31,
(Dollars in millions)	2012	% of Net sales	2011	% of Net sales	Increase/ (Decrease)
Net sales	$81.8	100.0%	$445.1	100.0%	$(363.3)
Cost of goods sold	71.2	87.0%	395.1	88.8%	(323.9)

Gross margin	10.6	13.0%	50.0	11.2%	(39.4)
Selling, general and administrative expense	22.3	27.3%	55.2	12.4%	(32.9)
Impairment of long-lived assets	0.4	0.5%	4.4	1.0%	(4.0)
Restructuring and other expense	6.0	7.3%	3.0	0.7%	3.0
Joint Venture Transactions	1.9	2.3%	(10.4)	-2.3%	12.3

Operating loss	$(20.0)	-24.4%	$(2.2)	-0.5%	$(17.8)

Net sales and operating highlights were as follows:

•

Net sales decreased $363.3 million from fiscal 2011, driven primarily by the deconsolidation of our former Metal Framing and Automotive Body Panels operating segments during the fourth quarter of fiscal 2011.

•

Operating loss increased $17.8 million driven by the deconsolidation of our former Automotive Body Panels operating segment, the impact of the joint venture transactions, higher restructuring and other expense, and lower volumes in the Construction Services operating segment. Current year restructuring charges were primarily driven by professional fees resulting from our ongoing transformation efforts within Pressure Cylinders and severance accrued in connection with the closure of our Commercial Stairs business unit. Consistent with similar charges incurred in prior periods, the professional fees were not allocated to any of our operating segments.

Liquidity and Capital Resources

During fiscal 2013, we generated $273.0 million in cash from operating activities, invested $44.6 million in property, plant and equipment and spent $175.2 million on acquisitions, net of cash acquired. Additionally, we repurchased 925,000 of our common shares for $30.4 million and paid $44.1 million of dividends. We also repaid $168.4 million of short-term borrowings, which was partially funded by $150.0 million of proceeds from the issuance of long-term debt. The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Years Ended May 31,
(in millions)	2013	2012
Net cash provided by operating activities	$273.0	$173.7
Net cash used by investing activities	(202.0)	(188.6)
Net cash used by financing activities	(60.6)	(0.2)

Increase (decrease) in cash and cash equivalents	10.4	(15.1)
Cash and cash equivalents at beginning of period	41.0	56.1

Cash and cash equivalents at end of period	$51.4	$41.0

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

The cash and equivalents balance at May 31, 2013 included $43.6 million of cash held by subsidiaries outside of the United States. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intentions to repatriate cash held by subsidiaries outside of the United States.

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

Net cash provided by operating activities was $273.0 million during fiscal 2013 compared to $173.7 million in fiscal 2012. The difference was driven largely by changes in working capital needs and to a lesser extent the improvement in net earnings over the prior year.

Investing activities

Net cash used by investing activities was $202.0 million and $188.6 million in fiscal 2013 and fiscal 2012, respectively. This increase of $13.4 million was caused by several factors, as explained below.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended May 31,
(in millions)	2013	2012
Steel Processing	$8.3	$9.7
Pressure Cylinders	13.4	8.5
Engineered Cabs	6.3	4.6
Other	16.6	8.9

Total Capital Expenditures	$44.6	$31.7

Capital expenditures increased $12.9 million in fiscal 2013 due primarily to the purchase of our principal corporate office building and certain capital projects in Pressure Cylinders.

Other factors contributing to the increase in cash used by investing activities in fiscal 2013 included lower distributions from unconsolidated affiliates of $45.0 million due to a $50.0 million non-recurring dividend from WAVE during the third quarter of fiscal 2012 and $20.1 million of lower proceeds from the sale of assets. The impact of these items was partially offset by a decrease in cash used for acquisitions, as the cash consideration paid for Palmer and Westerman in fiscal 2013 was $64.6 million less than the consideration transferred for PSI Energy Solutions, LLC, Angus, the propane fuel cylinders business of The Coleman Company, Inc., the BernzOmatic business of Irwin Industrial Tool Company and STAKO sp.z o.o. in fiscal 2012.

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

Financing activities

Net cash used by financing activities was $60.6 million in fiscal 2013. During fiscal 2013, we repaid $168.4 million of short-term borrowings, which was partially funded by $150.0 million of proceeds from the issuance of long-term debt, as described in more detail below. We received $37.9 million of proceeds from the issuance of common shares from the exercise of stock options and paid $44.1 million of dividends in fiscal 2013, which represents a $12.0 million increase over fiscal 2012. Additionally, we paid $30.4 million to repurchase 925,000 of our common shares in fiscal 2013.

Long-term debt — Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2013, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

On April 13, 2010, we issued $150.0 million aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility. The proceeds on the issuance of the 2020 Notes were reduced for debt discount ($0.2 million), payment of debt issuance costs ($1.5 million) and settlement of a hedging instrument entered into in anticipation of the issuance of the 2020 Notes ($1.4 million).

In connection with the acquisition of Angus on December 29, 2011, we assumed industrial revenue bonds (“IRBs”) issued by the South Dakota Economic Development Finance Authority that mature in April 2019 and had an outstanding principal balance of $2.1 million at May 31, 2013. These IRBs bear interest at rates between 2.75% and 5.00%.

On April 27, 2012, we executed a $5.9 million seven-year term loan that matures on May 1, 2019. The loan bears interest at a rate of 2.49% and is secured by an aircraft that was purchased with its proceeds.

On August 10, 2012, we issued $150.0 million aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 4.60%. The net proceeds from this issuance were used to repay a portion of the outstanding borrowings under our multi-year revolving credit facility and amounts outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below.

Short-term borrowings — Our short-term debt agreements do not include ratings triggers or material adverse change provisions. We were in compliance with our short-term debt covenants at May 31, 2013.

We maintain a $425.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings under the Credit Facility have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At May 31, 2013, $8.3 million of borrowings were outstanding under the Credit Facility and bore interest at rates based on LIBOR. The average variable rate was 1.24% at May 31, 2013.

We provided approximately $11.7 million in letters of credit for third-party beneficiaries as of May 31, 2013. The letters of credit secure potential obligations to certain bond and insurance providers. These letters can be drawn at any time at the option of the beneficiaries, and while not drawn against at May 31, 2013 or 2012, these letters of credit are issued against and therefore reduce availability under the Credit Facility. We had $405.0 million available to us under the Credit Facility at May 31, 2013, compared to $278.4 million available to us at May 31, 2012.

We maintain a revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility was available throughout fiscal 2013 and fiscal 2012. During the third quarter of fiscal 2013, we decreased our borrowing capacity under the AR Facility from $150.0 million to $100.0 million and extended its maturity to January 2015. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2013, the pool of eligible accounts receivable exceeded the $100.0 million limit and $100.0 million of undivided ownership interests in this pool of accounts receivable had been sold.

We also maintain a $9.5 million credit facility, through our consolidated joint venture, WNCL, that matures in November 2013. This credit facility bears interest at a variable rate, which was 2.25% at May 31, 2013.

Common shares – We declared dividends at a quarterly rate of $0.13 per common share for the first and second quarters of fiscal 2013 compared to $0.12 per common share for each quarter of fiscal 2012. On December 10, 2012, the Board of Directors declared an accelerated third and fourth quarter cash dividend totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. We paid dividends on our common shares of $44.1 million and $32.1 million in fiscal 2013 and fiscal 2012, respectively.

On June 29, 2011, the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 5,102,832 remained available for repurchase at May 31, 2013. During fiscal 2013, 925,000 common shares were repurchased under this authorization.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2013. Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$113.7	$113.7	$-	$-	$-
Long-term debt	407.3	1.1	102.4	2.6	301.2
Interest expense on long-term debt	172.4	22.2	44.3	33.5	72.4
Operating leases	29.9	8.0	8.9	6.0	7.0
Royalty obligations	12.0	2.0	4.0	4.0	2.0

Total contractual cash obligations	$735.3	$147.0	$159.6	$46.1	$382.6

Interest expense on long-term debt is computed by using the fixed rates of interest on the debt, including impacts of the related interest rate hedge. Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of Coleman Cylinders in fiscal 2012. For additional information regarding this agreement, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities and Commitments” of this Annual Report on Form 10-K. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $3.7 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included this amount in the contractual obligations table above.

The following table summarizes our other commercial commitments as of May 31, 2013. These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantees	$19.0	$14.0	$5.0	$-	$-
Standby letters of credit	11.7	11.3	0.4	-	-

Total commercial commitments	$30.7	$25.3	$5.4	$-	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2013, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $14.0 million at May 31, 2013. We have also guaranteed the repayment of a $5.0 million term loan held by ArtiFlex, an unconsolidated joint venture. In addition, we had in place approximately $11.7 million of outstanding stand-by letters of credit as of May 31, 2013. These letters of credit were issued to third-party service providers and had no amounts drawn against them at May 31, 2013. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the fiscal years ended May 31, 2013, 2012 and 2011. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2012. We do not expect the adoption of these provisions, which relate to presentation only, to have a material impact on our financial position or results of operations.

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

In March 2013, amended accounting guidance was issued regarding the accounting for cumulative translation adjustment. The amended guidance specifies that a cumulative translation adjustment should be released from earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The amended guidance is effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2013. Early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

Environmental

We do not believe that compliance with environmental laws has or will have a material effect on our capital expenditures, future results of operations or financial position or competitive position.

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

The business units that comprise the Construction Services operating segment, which have contributed less than 5% of consolidated net sales for each of the last three fiscal years, recognize revenue on a percentage-of-completion method.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe our related reserves are sized appropriately. The reserve for doubtful accounts increased approximately $0.1 million during fiscal 2013 to $3.4 million.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Inventory Valuation:    Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. This assessment requires the use of significant estimates to determine replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. We believe that our inventories were valued appropriately as of May 31, 2013 and 2012.

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

Fiscal 2013: During the fourth quarter of fiscal 2013, due to current and projected operating losses at our 60%-owned consolidated joint venture in India, we determined that certain indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $6.9 million, resulting in an impairment charge of $5.0 million. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest, or $2.0 million, is recorded within net earnings attributable to noncontrolling interest in our consolidated statement of earnings.

During the first quarter of fiscal 2013, our Pressure Cylinders operations in Czech Republic met the applicable criteria for classification as assets held for sale. The net book value of this asset group was determined to be in excess of fair value, and, as a result, this asset group was written down to its fair value less cost to sell, or $6.9 million, resulting in an impairment charge of $1.6 million. On October 31, 2012, we completed the sale of this asset group to an unrelated third party resulting in a gain of approximately $50,000. The combined impact of these items of $1.5 million is presented within impairment of long-lived assets in our consolidated statement of earnings.

Fiscal 2012: During the fourth quarter of fiscal 2012, due largely to changes in the intended use of certain long-lived assets within our Construction Services operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $0.2 million, resulting in an impairment charge of $0.4 million.

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

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2013 and fiscal 2012 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. As expected, the estimated fair value of the Engineered Cabs operating segment, which was formed in connection with the recent acquisition of Angus and had goodwill of $44.9 million at May 31, 2013, exceeded its carrying value by less than 10%. A 100 basis point decrease in the long-term growth rate for this operating segment could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a step 2 calculation to quantify a potential impairment.

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

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain financial and commodity-based derivative instruments. These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Derivative Instruments and Hedging Activities” of this Annual Report on Form 10-K for additional information.

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

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects us to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2013, the difference between the contract and book value of these instruments was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout the fiscal year ended May 31, 2013. The derivative instruments were executed with highly rated financial institutions. No credit loss is anticipated. No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2013 and 2012 are summarized below. Fair values of these derivatives do not consider the offsetting impact of the underlying hedged item.

	Fair Value At May 31,
(in millions)	2013	2012
Interest rate	$(7.9)	$(10.7)
Foreign currency	-	0.9
Commodity	(1.1)	(4.0)

	$(9.0)	$(13.8)

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

Item 8. — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2013

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$51,385	$41,028
Receivables, less allowances of $3,408 and $3,329 at May 31, 2013 and 2012, respectively	394,327	400,869
Inventories:
Raw materials	175,093	211,543
Work in process	103,861	115,510
Finished products	77,814	74,887

Total inventories	356,768	401,940

Income taxes receivable	724	892
Assets held for sale	3,040	7,202
Deferred income taxes	21,928	20,906
Prepaid expenses and other current assets	38,711	41,402

Total current assets	866,883	914,239

Investments in unconsolidated affiliates	246,125	240,882
Goodwill	213,858	156,681
Other intangible assets, net of accumulated amortization of $26,669 and $16,103 at May 31, 2013 and 2012, respectively	147,144	100,333
Other assets	17,417	22,585
Property, plant and equipment:
Land	26,253	24,279
Buildings and improvements	205,017	187,514
Machinery and equipment	798,467	785,335
Construction in progress	22,899	12,775

Total property, plant and equipment	1,052,636	1,009,903
Less accumulated depreciation	593,206	566,826

Total property, plant and equipment, net	459,430	443,077

Total assets	$1,950,857	$1,877,797

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2013	2012
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$222,696	$252,334
Short-term borrowings	113,728	274,923
Accrued compensation, contributions to employee benefit plans and related taxes	68,043	71,271
Dividends payable	551	8,478
Other accrued items	36,536	38,231
Income taxes payable	6,268	11,697
Current maturities of long-term debt	1,092	1,329

Total current liabilities	448,914	658,263
Other liabilities	70,882	72,371
Distributions in excess of investment in unconsolidated affiliate	63,187	69,165
Long-term debt	406,236	257,462
Deferred income taxes	89,401	73,099

Total liabilities	1,078,620	1,130,360

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding, 2013 – 69,752,411 shares, 2012 – 67,906,369 shares	-	-
Additional paid-in capital	244,864	192,338
Accumulated other comprehensive loss, net of taxes of $8,571 and $10,749 at May 31, 2013 and 2012, respectively	(12,036)	(20,387)
Retained earnings	597,994	525,223

Total shareholders’ equity – controlling interest	830,822	697,174
Noncontrolling interest	41,415	50,263

Total equity	872,237	747,437

Total liabilities and equity	$1,950,857	$1,877,797

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2013	2012	2011
Net sales	$2,612,244	$2,534,701	$2,442,624
Cost of goods sold	2,215,601	2,201,833	2,086,467

Gross margin	396,643	332,868	356,157
Selling, general and administrative expense	258,324	225,069	235,198
Impairment of long-lived assets	6,488	355	4,386
Restructuring and other expense	3,293	5,984	2,653
Joint venture transactions	(604)	(150)	(10,436)

Operating income	129,142	101,610	124,356
Other income (expense):
Miscellaneous income	1,452	2,319	597
Interest expense	(23,918)	(19,497)	(18,756)
Equity in net income of unconsolidated affiliates	94,624	92,825	76,333

Earnings before income taxes	201,300	177,257	182,530
Income tax expense	64,465	51,904	58,496

Net earnings	136,835	125,353	124,034
Net earnings attributable to noncontrolling interest	393	9,758	8,968

Net earnings attributable to controlling interest	$136,442	$115,595	$115,066

Basic
Average common shares outstanding	69,301	69,651	74,803

Earnings per share attributable to controlling interest	$1.97	$1.66	$1.54

Diluted
Average common shares outstanding	71,314	70,252	75,409

Earnings per share attributable to controlling interest	$1.91	$1.65	$1.53

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2013	2012	2011
Net earnings	$136,835	$125,353	$124,034
Other comprehensive income (loss), net of tax:
Foreign currency translation	5,393	(17,930)	13,046
Pension liability adjustment	2,273	(9,241)	1,442
Cash flow hedges	698	(318)	158

Other comprehensive income (loss)	8,364	(27,489)	14,646

Comprehensive income	145,199	97,864	138,680
Comprehensive income attributable to noncontrolling interest	406	6,631	9,008

Comprehensive income attributable to controlling interest	$144,793	$91,233	$129,672

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Noncontrolling Interest	Total
	Shares	Amount
Balance at May 31, 2010	79,217,421	-	189,918	(10,631)	532,126	711,413	38,621	750,034
Comprehensive income:
Net earnings	-	-	-	-	115,066	115,066	8,968	124,034
Foreign currency translation	-	-	-	13,006	-	13,006	40	13,046
Pension liability adjustment, net of tax of $(760)	-	-	-	1,442	-	1,442	-	1,442
Cash flow hedges, net of tax of $563	-	-	-	158	-	158	-	158

Total comprehensive income						129,672	9,008	138,680

Acquisition of Nitin Cylinders Limited	-	-	-	-	-	-	14,156	14,156
Common shares issued	421,153	-	4,827	-	-	4,827	-	4,827
Stock-based compensation	-	-	6,173	-	-	6,173	-	6,173
Purchases and retirement of common shares	(7,954,698)		(19,393)		(113,371)	(132,764)	-	(132,764)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(10,992)	(10,992)
Cash dividends declared ($0.40 per share)	-	-	-	-	(29,411)	(29,411)	-	(29,411)

Balance at May 31, 2011	71,683,876	-	181,525	3,975	504,410	689,910	50,793	740,703
Comprehensive income:
Net earnings	-	-	-	-	115,595	115,595	9,758	125,353
Foreign currency translation	-	-	-	(14,803)	-	(14,803)	(3,127)	(17,930)
Pension liability adjustment, net of tax of $4,975	-	-	-	(9,241)	-	(9,241)	-	(9,241)
Cash flow hedges, net of tax of $318	-	-	-	(318)	-	(318)	-	(318)

Total comprehensive income						91,233	6,631	97,864

Acquisition of PSI Energy Solutions	-	-	-	-	-	-	2,333	2,333
Common shares issued	689,463	-	11,428	-	-	11,428	-	11,428
Stock-based compensation	-	-	11,462	-	-	11,462	-	11,462
Purchases and retirement of common shares	(4,466,970)		(12,077)		(61,341)	(73,418)	-	(73,418)
Dividends paid to noncontrolling interest, net	-	-	-	-	-	-	(9,494)	(9,494)
Cash dividends declared ($0.48 per share)	-	-	-	-	(33,441)	(33,441)	-	(33,441)

Balance at May 31, 2012	67,906,369	$-	$192,338	$(20,387)	$525,223	$697,174	$50,263	$747,437

Comprehensive income:
Net earnings	-	-	-	-	136,442	136,442	393	136,835
Foreign currency translation	-	-	-	5,380	-	5,380	13	5,393
Pension liability adjustment, net of tax of $(1,415)	-	-	-	2,273	-	2,273	-	2,273
Cash flow hedges, net of tax of $(763)	-	-	-	698	-	698	-	698

Total comprehensive income	-	-	-	-	-	144,793	406	145,199

Common shares issued	2,771,042	-	37,914	-	-	37,914	-	37,914
Stock-based compensation	-	-	17,829	-	-	17,829	-	17,829
Purchases and retirement of common shares	(925,000)	-	(3,217)	-	(27,200)	(30,417)	-	(30,417)
Dividends paid to noncontrolling interest, net	-	-	-	-	-	-	(9,254)	(9,254)
Cash dividends declared ($0.52 per share)	-	-	-	-	(36,471)	(36,471)	-	(36,471)

Balance at May 31, 2013	69,752,411	$-	$244,864	$(12,036)	$597,994	$830,822	$41,415	$872,237

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2013	2012	2011
Operating activities:
Net earnings	$136,835	$125,353	$124,034
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66,469	55,873	61,058
Impairment of long-lived assets	6,488	355	4,386
Restructuring and other expense, non-cash	-	-	203
Joint venture transactions, non-cash	-	-	(21,652)
Provision for deferred income taxes	1,798	775	7,482
Bad debt expense	783	339	1,236
Equity in net income of unconsolidated affiliates, net of distributions	(10,948)	(1,019)	(19,188)
Net loss (gain) on sale of assets	1,121	(5,918)	652
Stock-based compensation	13,270	11,742	6,173
Excess tax benefits—stock-based compensation	(5,183)	(578)	(674)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	18,801	956	(96,056)
Inventories	77,115	17,310	(24,261)
Prepaid expenses and other current assets	871	8,478	(10,465)
Other assets	4,636	4,141	922
Accounts payable and accrued expenses	(47,483)	(45,847)	31,098
Other liabilities	8,404	1,689	6,947

Net cash provided by operating activities	272,977	173,649	71,895

Investing activities:
Investment in property, plant and equipment, net	(44,588)	(31,713)	(22,025)
Acquisitions, net of cash acquired	(175,225)	(239,851)	(31,705)
Distributions from (investments in) unconsolidated affiliates, net	863	45,879	(6,161)
Proceeds from sale of assets	16,974	37,089	20,614

Net cash used by investing activities	(201,976)	(188,596)	(39,277)

Financing activities:
Net proceeds from (payments of) short-term borrowings	(168,446)	97,626	132,956
Proceeds from long-term debt	150,000	5,880	-
Principal payments on long-term debt	(1,480)	(342)	-
Proceeds from issuance of common shares	37,914	11,116	4,827
Excess tax benefits—stock-based compensation	5,183	578	674
Payments to minority interest	(9,254)	(9,494)	(10,992)
Repurchase of common shares	(30,417)	(73,418)	(132,764)
Dividends paid	(44,144)	(32,138)	(30,168)

Net cash used by financing activities	(60,644)	(192)	(35,467)

Increase (decrease) in cash and cash equivalents	10,357	(15,139)	(2,849)
Cash and cash equivalents at beginning of year	41,028	56,167	59,016

Cash and cash equivalents at end of year	$51,385	$41,028	$56,167

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2013, 2012 and 2011

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

In exchange for the contributed net assets, we received a 50% interest in ArtiFlex and certain cash and other consideration. As more fully described in “Note B – Investments in Unconsolidated Affiliates,” our investment in ArtiFlex is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ArtiFlex, the contributed net assets were deconsolidated effective May 9, 2011, resulting in a gain of $15,040,000. Consistent with the impairment charges incurred in connection with the transaction, this gain was recorded within the joint venture transactions caption in our fiscal 2011 consolidated statement of earnings.

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

Deconsolidation of Dietrich Metal Framing:    On March 1, 2011, we closed an agreement with Marubeni-Itochu Steel America Inc. (“MISA”) to combine certain assets of Dietrich Metal Framing (“Dietrich”) and ClarkWestern Building Systems Inc., in a newly-formed joint venture, Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”).

Our contribution to ClarkDietrich consisted of our metal framing business, including all of the related working capital and six of the 13 facilities. We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into ClarkDietrich. All of these facilities were closed as of August 31, 2011 and the associated buildings and equipment of the majority of these facilities were sold during fiscal 2012. The remaining assets, which have a carrying value of $3,040,000 and consist of property, plant and equipment, are expected to be sold before the end of the fiscal year ending May 31, 2014 (“fiscal 2014”).

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

In exchange for the contributed net assets, we received a 25% interest in ClarkDietrich and the assets of certain MISA Metals, Inc. (“MMI”) steel processing locations. As more fully described in “Note B – Investments in Unconsolidated Affiliates,” our investment in ClarkDietrich is accounted for under the equity method, as our ownership interest does not constitute a controlling financial interest. As we do not have a controlling financial interest in ClarkDietrich, the contributed net assets were deconsolidated effective March 1, 2011, resulting in a gain of $31,319,000. Consistent with the impairment and restructuring charges incurred in connection with this transaction, this gain was recorded within the joint venture transactions caption in our fiscal 2011 consolidated statement of earnings.

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

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. We believe our inventories were valued appropriately as of May 31, 2013 and May 31, 2012.

Derivative Financial Instruments:    We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. All derivative instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item. The effective portion of gains and losses on cash flow hedges is deferred as a component of accumulated other comprehensive income (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item. Ineffectiveness of the hedges during the fiscal year ended May 31, 2013 (“fiscal 2013”), the fiscal year ended May 31, 2012 (“fiscal 2012”) and the fiscal year ended May 31, 2011 (“fiscal 2011”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

Refer to “Note P – Derivative Instruments and Hedging Activities” for additional information regarding the consolidated balance sheet location and the risk classification of our derivative instruments.

Risks and Uncertainties:    As of May 31, 2013, we, together with our unconsolidated affiliates, operated 83 production facilities in 24 states and 11 countries. Our largest market is the automotive market, which comprised 32% of consolidated net sales in fiscal 2013. Our foreign operations represented 7% of consolidated net sales, 1% of pre-tax earnings attributable to controlling interest, and 19% of consolidated net assets as of and for the year ended May 31, 2013. As of May 31, 2013, approximately 7% of our consolidated labor force was represented by collective bargaining agreements. The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2013, our largest customer accounted for approximately 5% of our consolidated net sales, and our ten largest customers accounted for approximately 25% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables:    We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances, including limited warranties on certain products, are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales. The portion of the liability related to product warranties was immaterial at May 31, 2013 and 2012.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased approximately $79,000 during fiscal 2013 to $3,408,000.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $56,002,000, $50,644,000, and $57,765,000 during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The increase in depreciation expense in fiscal 2013 resulted from the impact of acquisitions. The decrease in depreciation expense in fiscal 2012 resulted largely from the deconsolidation of Dietrich and Gerstenslager in the fourth quarter of fiscal 2011. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets:    We use the purchase method of accounting for all business combinations and recognize amortizable intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

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

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2013 and fiscal 2012 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. As expected, the estimated fair value of the Engineered Cabs operating segment, which was formed in connection with the recent acquisition of Angus Industries, Inc. (“Angus”) and had goodwill of $44,933,000 at May 31, 2013, exceeded its carrying value by less than 10%. A 100 basis point decrease in the long-term growth rate for this operating segment could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to performing a step 2 calculation to quantify a potential impairment.

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

Stock-Based Compensation:    At May 31, 2013, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note J – Stock-Based Compensation.” All share-based awards, including grants of stock options, are recorded as expense in the consolidated statements of earnings based on their grant-date fair values.

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

The business units that comprise the Construction Services operating segment, which have contributed less than 5% of consolidated net sales for each of the last three fiscal years, recognize revenue on a percentage-of-completion method. Refer to “Note N – Segment Data” for additional information.

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $6,179,000, $4,788,000, and $3,817,000 for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

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

Statements of Cash Flows:    Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2013	2012	2011
Interest paid, net of amount capitalized	$22,614	$18,281	$17,358
Income taxes paid, net of refunds	64,260	46,445	53,194

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the fiscal years ended May 31, 2013, 2012 and 2011. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after

December 15, 2012. We do not expect the adoption of these provisions, which relate to presentation only, to have a material impact on our financial position or results of operations.

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

In March 2013, amended accounting guidance was issued regarding the accounting for cumulative translation adjustment. The amended guidance specifies that a cumulative translation adjustment should be released from earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The amended guidance is effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2013. Early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

Note B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2013, these equity investments and the percentage interests owned consisted of: ArtiFlex (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (50%), TWB Company, L.L.C. (“TWB”) (45%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

Due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit, the Company is in the process of dissolving the Gestamp JV.

During the fourth quarter of fiscal 2013, we determined our 40% ownership interest in our construction joint venture in China, WMSFMCo., was other than temporarily impaired due to current and projected operating losses. As a result, an impairment charge of $4,751,000, representing the carrying value of the investment, was recognized within equity income in our consolidated statement of earnings.

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

We received distributions from unconsolidated affiliates totaling $84,539,000, $138,471,000 and $57,146,000 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, including a special dividend of $50,000,000 in connection with a refinancing transaction completed by WAVE in December 2011. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $63,187,000 and $69,165,000 at May 31, 2013 and 2012, respectively. In accordance with the applicable accounting guidance, we reclassify the negative balance to the liability section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

The following table presents combined information of the financial position for affiliated companies accounted for using the equity method as of May 31, 2013 and 2012:

(in thousands)	2013	2012
Cash	$70,380	$73,416
Receivable from partner (1)	69,706	60,383
Other current assets	518,262	493,176
Noncurrent assets	350,681	345,500

Total assets	$1,009,029	$972,475

Current liabilities	$181,111	$161,907
Short-term borrowings	21,369	12,109
Current maturities of long-term debt	5,442	5,305
Long-term debt	274,750	289,308
Other noncurrent liabilities	18,345	21,934
Equity	508,012	481,912

Total liabilities and equity	$1,009,029	$972,475

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

The following table presents financial results of our three largest affiliated companies for the fiscal years ended May 31, 2013, 2012 and 2011. All other affiliated companies are combined and presented in the Other category.

(in thousands)	2013	2012	2011
Net sales
WAVE	$370,702	$364,530	$346,717
ClarkDietrich	547,971	564,624	165,807
TWB	344,065	312,943	272,191
Other	490,996	443,646	249,716

Total net sales	$1,753,734	$1,685,743	$1,034,431

Gross margin
WAVE	$167,924	$155,246	$144,499
ClarkDietrich	75,580	61,703	16,926
TWB	41,116	40,098	33,187
Other	48,229	57,346	30,817

Total gross margin	$332,849	$314,393	$225,429

Operating income
WAVE	$137,202	$127,305	$116,295
ClarkDietrich	35,024	27,094	8,323
TWB	28,241	28,141	21,470
Other	30,457	38,473	22,056

Total operating income	$230,924	$221,013	$168,144

Depreciation and amortization
WAVE	$3,919	$4,142	$3,991
ClarkDietrich	18,173	14,271	8
TWB	5,123	3,259	3,900
Other	13,497	12,481	3,553

Total depreciation and amortization	$40,712	$34,153	$11,452

Interest expense
WAVE	$6,280	$3,427	$1,375
ClarkDietrich	3	3	-
TWB	-	-	-
Other	2,611	2,617	137

Total interest expense	$8,894	$6,047	$1,512

Income tax expense
WAVE	$2,451	$2,789	$2,669
ClarkDietrich	-	-	-
TWB	1,218	5,458	4,233
Other	3,187	6,867	3,224

Total income tax expense	$6,856	$15,114	$10,126

Net earnings
WAVE	$128,614	$121,261	$112,544
ClarkDietrich	35,005	27,203	8,331
TWB	27,931	22,952	18,022
Other	24,452	30,317	17,782

Total net earnings	$216,002	$201,733	$156,679

At May 31, 2013, $40,674,000 of our consolidated retained earnings represented undistributed earnings, net of tax, of our unconsolidated affiliates.

Note C — Goodwill and Other Long-Lived Assets

Goodwill

The following table summarized the changes in the carrying amount of goodwill during fiscal 2013 and fiscal 2012 by reportable business segment:

	Pressure Cylinders	Engineered Cabs	Other	Total
(in thousands)
Balance at May 31, 2011
Goodwill	$93,633	$-	$121,594	$215,227
Accumulated impairment losses	-	-	(121,594)	(121,594)

	93,633	-	-	93,633
Acquisitions and purchase accounting adjustments	17,730	45,230	5,651	68,611
Translation adjustments	(5,563)	-	-	(5,563)

Balance at May 31, 2012
Goodwill	105,800	45,230	127,245	278,275
Accumulated impairment losses	-	-	(121,594)	(121,594)

	105,800	45,230	5,651	156,681

Acquisitions and purchase accounting adjustments	57,010	(297)	-	56,713
Divestitures	(1,131)	-	-	(1,131)
Translation adjustments	1,595	-	-	1,595

Balance at May 31, 2013
Goodwill	163,274	44,933	127,245	335,452
Accumulated impairment losses	-	-	(121,594)	(121,594)

	$163,274	$44,933	$5,651	$213,858

The increase in the carrying amount of goodwill during fiscal 2013 and fiscal 2012 resulted primarily from acquisitions completed during those respective fiscal years. For additional information regarding these acquisitions, refer to “Note O – Acquisitions.”

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to 20 years. The following table summarizes other intangible assets by class as of May 31, 2013 and 2012:

	2013		2012
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$27,581	$-	$27,581	$-

Total indefinite-lived intangible assets	27,581	-	27,581	-
Definite-lived intangible assets:
Patents and trademarks	$15,111	2,201	$4,232	1,123
Customer relationships	113,098	18,967	74,521	12,032
Non-compete agreements	11,669	3,427	5,383	2,111
Other	6,354	2,074	4,719	837

Total definite-lived intangible assets	146,232	26,669	88,855	16,103

Total intangible assets	$173,813	$26,669	$116,436	$16,103

The increase in the carrying amount of other intangible assets resulted primarily from acquisitions completed during fiscal 2013. For additional information regarding these acquisitions, refer to “Note O – Acquisitions.”

Amortization expense of $10,467,000, $5,229,000, and $3,293,000 was recognized during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2014	$15,641
2015	15,178
2016	14,715
2017	13,646
2018	13,023

Other Long-Lived Assets

Fiscal 2013:    During the fourth quarter of fiscal 2013, due to current and projected operating losses at our 60%-owned consolidated joint venture in India, WNCL, we determined that certain indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $6,856,000, resulting in an impairment charge of $4,968,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest, or $1,987,000, is recorded within net earnings attributable to noncontrolling interest in our consolidated statement of earnings.

During the first quarter of fiscal 2013, our Pressure Cylinders operations in Czech Republic met the applicable criteria for classification as assets held for sale. The net book value of this asset group was determined to be in excess of fair value, and, as a result, this asset group was written down to its fair value less cost to sell, or $6,934,000, resulting in an impairment charge of $1,570,000. On October 31, 2012, we completed the sale of this asset group to an unrelated third party resulting in a gain of approximately $50,000. The combined impact of these items of $1,520,000 is presented within impairment of long-lived assets in our consolidated statement of earnings.

Fiscal 2012:    During the fourth quarter of fiscal 2012, due largely to changes in the intended use of certain long-lived assets within our Construction Services operating segment, we determined indicators of impairment were present. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $225,000, resulting in an impairment charge of $355,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings.

Note D — Restructuring and Other Expense

In fiscal 2008, we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases. As a result of the Transformation Plan and its related efforts, we have incurred certain asset impairments which have been included within restructuring and other expense in our consolidated statements of earnings. Asset impairment charges that are not a result of these efforts have been included within impairment of long-lived assets in our consolidated statements of earnings, except for the impairment charges incurred in connection with the formations of the unconsolidated joint ventures, ArtiFlex and ClarkDietrich, during the fourth quarter of fiscal 2011. These impairment charges were recognized within the joint venture transactions caption in our consolidated statements of earnings.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense line in our consolidated statement of earnings for fiscal 2013, is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$4,892	$2,228	$(2,388)	$297	$5,029
Facility exit and other costs	691	2,347	(2,378)	540	1,200

	$5,583	4,575	$(4,766)	$837	$6,229

Net gain on dispositions		(1,886)
Less: joint venture transactions		604

Restructuring and other expense		$3,293

Approximately $4,741,000 of the total liability is expected to be paid in fiscal 2014. The remaining liability, which consists of lease termination costs and certain severance benefits, will be paid through September 2016.

During fiscal 2013, the following actions were taken in connection with the Transformation Plan:

•	In connection with the wind-down of our former Metal Framing operating segment:

•	Approximately $1,546,000 of facility exit and other costs were incurred in connection with the closure of the retained facilities.

•	The severance accrual was adjusted downward, resulting in a $264,000 credit to earnings.

•	Certain assets of the retained facilities classified as held for sale were disposed of for cash proceeds of $5,637,000 resulting in a net gain of $1,886,000.

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

•

In connection with certain organizational changes impacting our former Global Group operating segment, we accrued approximately $98,000 of employee severance. For further information regarding these organizational changes, refer to “NOTE N – Segment Data.”

•	In connection with the sale of our Pressure Cylinders operations in Czech Republic, we recognized approximately $177,000 of facility exit and other costs.

•

In connection with the previously-announced consolidation of the BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders’ facility in Chilton, Wisconsin, we recognized a $2,488,000 accrual for expected employee severance costs.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense line in our consolidated statement of earnings for fiscal 2012, is summarized as follows:

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

During fiscal 2012, the following actions were taken in connection with the Transformation Plan:

•	In connection with the wind-down of our metal framing business:

•	Approximately $9,116,000 of facility exit and other costs were incurred in connection with the closure of the retained facilities.

•	The severance accrual was adjusted downward, resulting in a $998,000 credit to earnings.

•	Certain assets of the retained facilities classified as held for sale were disposed of for cash proceeds of approximately $14,005,000 resulting in a net gain of approximately $5,417,000.

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

On July 1, 2011, in connection with the acquisition of the BernzOmatic business (“Bernz”) of Irwin Industrial Tool Company, a subsidiary of Newell Rubbermaid, Inc., we settled a dispute over our early termination of a supply contract for $10,000,000. Reserves previously recognized in connection with this matter totaled $14,402,000. Refer to “NOTE O – Acquisitions” for additional information regarding our acquisition of Bernz.

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

Pressure Cylinders Voluntary Product Recall

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, propylene and MAAP® cylinders and related hand torch kits. The recall was precautionary in nature and involved a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. We incurred $9,671,000 of expenses related to the recall during fiscal 2012. Due to higher product returns than initially anticipated, we incurred additional expenses of $2,571,000 related to the recall during fiscal 2013. We are pursuing recovery from the supplier; however, recoveries, if any, will not be recorded until an agreement is reached with the supplier.

Royalty Agreements

In connection with the acquisition of the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman Cylinders”), we executed a trademark license agreement whereby we are required to make minimum annual royalty payments of $2,000,000 in exchange for the exclusive right to use certain Coleman trademarks within the United States and Canada in connection with our operation of the acquired business. For additional information regarding the acquisition of Coleman Cylinders, refer to “Note O – Acquisitions.”

Note F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2013, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13,967,000 at May 31, 2013. We have also guaranteed the repayment of a $5,000,000 term loan held by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

We also had in place $11,732,000 of outstanding stand-by letters of credit as of May 31, 2013. These letters of credit were issued to third-party service providers and had no amounts drawn against them at May 31, 2013. The fair value of these guarantee instruments, based on premiums paid, was not material at May 31, 2013.

Note G – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2013 and 2012:

(in thousands)	2013	2012
Short-term borrowings	$113,728	$274,923
Floating rate senior notes due December 17, 2014	100,000	100,000
6.50% senior notes due April 15, 2020	149,888	149,871
4.60% senior notes due August 10, 2024	150,000	-
Industrial revenue bonds due March 2013	-	281
Industrial revenue bonds due April 2019	2,084	2,423
Secured term loan	5,036	5,816
Other	320	400

Total debt	521,056	533,714
Less: current maturities and short-term borrowings	114,820	276,252

Total long-term debt	$406,236	$257,462

We maintain a revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility was available throughout fiscal 2013 and fiscal 2012. During the third quarter of fiscal 2013, we decreased our borrowing capacity under the AR Facility from $150,000,000 to $100,000,000 and extended its maturity to January 2015. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, and concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2013, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $100,000,000 of undivided ownership interests in this pool of accounts receivable had been sold. Facility fees of $983,000, $1,232,000, and $1,148,000 were incurred during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Short-term borrowings at May 31, 2013, also included $8,295,000 of borrowings under our $425,000,000 unsecured multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings under the Credit Facility have maturities of less than one year. Interest rates on borrowings and related facility fees are based on our senior unsecured long-term debt ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. The average variable rate was 1.24% at May 31, 2013. As discussed in “Note F – Guarantees,” we provided $11,732,000 in letters of credit for third-party beneficiaries as of May 31, 2013. While not drawn against at May 31, 2013, these letters of credit are issued against availability under the Credit Facility, leaving $404,973,000 available under the Credit Facility at May 31, 2013.

The remaining balance of short-term borrowings at May 31, 2013, consisted of $5,433,000 outstanding under a $9,500,000 credit facility maintained by our consolidated joint venture, WNCL. This credit facility matures in November 2013 and bears interest at a variable rate. The applicable variable rate was 2.25% at May 31, 2013.

At May 31, 2013, we had $100,000,000 aggregate principal amount of unsecured floating rate senior notes outstanding, which are due on December 17, 2014 (the “2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. See “Note P – Derivative Instruments and Hedging Activities” for additional information regarding this interest rate swap agreement.

On April 13, 2010, we issued $150,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility. The proceeds on the issuance of the 2020 Notes were reduced for debt discount ($165,000), payment of debt issuance costs ($1,535,000) and settlement of a hedging instrument entered into in anticipation of the issuance of the 2020 Notes ($1,358,000). The debt discount, debt issuance costs and the loss from treasury lock derivative are recorded on the consolidated balance sheets within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will be recognized, through interest expense, in our consolidated statements of earnings over the term of the 2020 Notes.

On August 10, 2012, we issued $150,000,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 4.60%. The net proceeds from this issuance were used to repay a portion of the outstanding borrowings under our multi-year revolving credit facility and amounts outstanding under our revolving trade accounts receivable securitization facility.

In connection with the acquisition of Angus on December 29, 2011, we assumed industrial revenue bonds (“IRBs”) issued by the South Dakota Economic Development Finance Authority that mature in April 2019 and had an outstanding principal balance of $2,084,000 at May 31, 2013. These IRBs require monthly payments of approximately $31,000 and bear interest at rates between 2.75% and 5.00%. Refer to “Note O – Acquisitions” for additional information regarding the acquisition of Angus.

On April 27, 2012, we executed a $5,880,000 seven-year term loan that matures on May 1, 2019 and requires monthly payments of $76,350. The loan bears interest at a rate of 2.49% and is secured by an aircraft that was purchased with its proceeds.

Maturities on long-term debt and short-term borrowings in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2014	$114,820
2015	101,203
2016	1,238
2017	1,274
2018	1,311
Thereafter	301,210

Total	$521,056

Note H – Comprehensive Income

Other Comprehensive Income: The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2013			2012			2011
(in thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$5,393	-	$5,393	$(17,930)	-	$(17,930)	$13,046	-	$13,046
Pension liability adjustment	3,688	(1,415)	2,273	(14,216)	4,975	(9,241)	2,202	(760)	1,442
Cash flow hedges	1,461	(763)	698	(636)	318	(318)	(405)	563	158

Other comprehensive income (loss)	$10,542	$(2,178)	$8,364	$(32,782)	$5,293	$(27,489)	$14,843	$(197)	$14,646

Accumulated Other Comprehensive Income:    The components of AOCI, net of tax, were as follows at May 31, 2013 and 2012:

(in thousands)	2013	2012
Foreign currency translation	$4,025	$(1,355)
Defined benefit pension liability	(10,221)	(12,494)
Cash flow hedges	(5,840)	(6,538)

Accumulated other comprehensive loss, net of tax	$(12,036)	$(20,387)

Net losses of $1,604,000 (net of tax of $827,000), $1,245,000 (net of tax of $794,000), and $2,431,000 (net of tax of $1,487,000) were reclassified from AOCI for cash flow hedges in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

The estimated net amount of the existing losses in AOCI at May 31, 2013 expected to be reclassified into net earnings within the succeeding twelve months is $2,660,000 (net of tax of $1,372,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2013, and will change before actual reclassification from AOCI to net earnings during the fiscal year ending May 31, 2014.

Note I – Equity

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

Common Shares:    On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. At May 31, 2013, 5,102,832 common shares remained available for repurchase under this repurchase authorization. The common shares available for repurchase under the June 29, 2011 authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions. During fiscal 2013 and fiscal 2012, we paid $30,417,000 and $73,418,000 to repurchase 925,000 and 4,466,970 of our common shares, respectively.

Note J – Stock-Based Compensation

Stock-Based Compensation Plans

Under our employee and non-employee director stock-based compensation plans, we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees. A total of 6,838,710 of our common shares have been authorized and are available for issuance in connection with the stock-based compensation plans in place at May 31, 2013.

We recognized pre-tax stock-based compensation expense for stock options and restricted share awards of $13,270,000 ($8,339,000 after-tax), $11,742,000 ($7,871,000 after-tax), and $6,173,000 ($4,163,000 after-tax) during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. At May 31, 2013, the total unrecognized compensation cost related to non-vested awards was $16,962,000, which will be expensed over the next three fiscal years.

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

In addition to stock options, we have awarded performance shares to certain key employees that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2013, 2014 and 2015. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.

We have also awarded restricted shares to certain employees and non-employee directors. These restricted shares are valued at the closing market price of common shares of Worthington Industries, Inc. on the date of the grant. Service-based restricted shares granted to employees cliff vest three years from the date of grant. Service-based restricted shares granted to non-employee directors vest under the same parameters as the stock options discussed above. Vesting of market-based restricted shares is contingent upon our common shares reaching a specific price per share for a specific period of time as discussed more fully below.

Non-Qualified Stock Options

U.S. GAAP requires that all share-based awards, including grants of stock options, be recorded as expense in the statement of earnings based on their grant-date fair value. We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options incorporates the following assumptions: expected volatility (based on the historical volatility of our common shares); risk-free interest rate (based on the United States Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); and dividend yield (based on annualized current dividends and an average quoted price of our common shares over the preceding annual period).

The table below sets forth the non-qualified stock options granted during each of the last three fiscal years. For each grant, the exercise price was equal to the closing market price of the underlying common shares at each respective grant date. The fair values of these stock options were based on the Black-Scholes option-pricing model, calculated at the respective grant dates. The calculated pre-tax stock-based compensation expense for these stock options, which is after an estimate of forfeitures, will be recognized on a straight-line basis over the respective vesting periods of the stock options.

(in thousands, except per share amounts)	2013	2012	2011
Granted	1,034	600	2,437
Weighted average exercise price, per share	$20.83	$21.15	$12.27
Weighted average grant date fair value, per share	$6.93	$7.42	$4.88
Pre-tax stock-based compensation	$7,165	$4,456	$9,715

The weighted average fair value of stock options granted in fiscal 2013, fiscal 2012 and fiscal 2011 was based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Assumptions used:
Dividend yield	2.95%	2.70%	2.80%
Expected volatility	52.88%	51.70%	53.80%
Risk-free interest rate	0.91%	1.90%	2.10%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2013		2012		2011
(in thousands, except per share)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,511	$16.65	7,852	$16.29	6,172	$17.67
Granted	1,034	20.83	600	21.15	2,437	12.27
Exercised	(2,858)	17.18	(675)	16.87	(422)	12.96
Expired	-	-	-	-	-	-
Forfeited	(170)	15.86	(266)	15.55	(335)	16.00

Outstanding, end of year	5,517	17.19	7,511	16.65	7,852	16.29

Exercisable at end of year	2,682	17.70	4,404	17.72	3,917	18.24

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2013
Outstanding	5,517	6.06	$94,860
Exercisable	2,682	4.50	44,752

May 31, 2012
Outstanding	7,511	5.53	$11,786
Exercisable	4,404	4.12	3,381

May 31, 2011
Outstanding	7,852	6.30	$43,876
Exercisable	3,917	4.27	14,312

During fiscal 2013, the total intrinsic value of stock options exercised was $21,731,000. The total amount of cash received from the exercise of stock options during fiscal 2013 was $37,914,000, and the related excess tax benefit realized from the exercise of these stock options was $5,183,000.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2013:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	3,107	$5.52
Granted	1,034	6.93
Vested	(1,136)	5.69
Forfeited	(170)	5.35

Non-vested, end of year	2,835	$5.96

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

	2013	2012	2011
Granted	121,400	514,974	26,100
Weighted average grant date fair value, per share	$18.94	$14.57	$15.33
Pre-tax stock-based compensation (in thousands)	$2,299	$7,501	$400

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

On September 14, 2011, the award agreements for these restricted common shares were amended to include a three-year service-based vesting condition in addition to the market-based vesting condition established in the original agreements. The amended awards were accounted for as a modification of the original awards in accordance with the applicable accounting guidance. No incremental compensation expense was recognized in connection with the modification, as the fair value of the modified awards did not exceed the fair value of the original awards. The remaining unrecognized compensation expense of these awards at May 31, 2013, or $2,093,000, will be recorded on a straight-line basis over the remaining service period. During the fourth quarter of fiscal 2013, the market-based condition of these awards was met.

Note K – Employee Pension Plans

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

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2013	2012	2011
Defined benefit plan:
Service cost	$-	$-	$575
Interest cost	1,361	1,213	1,140
Actual return on plan assets	4,355	(789)	3,921
Net amortization and deferral	(5,522)	(756)	(4,825)

Net periodic pension cost (benefit) on defined benefit plan	194	(332)	811
Defined contribution plans	9,955	8,643	9,870

Total retirement plan cost	$10,149	$8,311	$10,681

The following actuarial assumptions were used for our defined benefit plan:

	2013	2012	2011
To determine benefit obligation:
Discount rate	4.44%	4.16%	5.60%
To determine net periodic pension cost:
Discount rate	4.16%	5.60%	6.00%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The Gerstenslager Plan’s expected long-term rate of return in fiscal 2013, fiscal 2012 and fiscal 2011 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement. In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the Gerstenslager Plan during fiscal 2013 and fiscal 2012 as of the respective measurement dates:

(in thousands)	May 31, 2013	May 31, 2012
Change in benefit obligation
Benefit obligation, beginning of year	$33,023	$21,814
Service cost	-	-
Interest cost	1,361	1,213
Actuarial loss (gain)	(1,810)	10,496
Benefits paid	(644)	(500)

Benefit obligation, end of year	$31,930	$33,023

Change in plan assets
Fair value, beginning of year	$19,746	$19,808
Actual return on plan assets	4,355	(789)
Company contributions	985	1,227
Benefits paid	(644)	(500)

Fair value, end of year	$24,442	$19,746

Funded status	$(7,488)	$(13,277)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(7,488)	$(13,277)
Accumulated other comprehensive income	11,899	16,897
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	11,899	16,897

Total	$11,899	$16,897

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal year ended May 31:

(in thousands)	2013	2012
Net actuarial gain (loss)	$4,559	$(12,899)
Amortization of prior service cost	439	70

Total recognized in other comprehensive income	$4,998	$(12,829)

Total recognized in net periodic benefit cost and other comprehensive income	$4,804	$(12,497)

The estimated net gain for the defined benefit plan that will be amortized from AOCI into net periodic pension cost over the fiscal year ending May 31, 2014 is $290,000.

Pension plan assets are required to be disclosed at fair value in the consolidated financial statements. Fair value is defined in “Note Q – Fair Value Measurements.” The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2013:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$939	$939	$-	$-
Bond Funds	6,274	6,274	-	-
Equity Funds	17,229	17,229	-	-

Totals	$24,442	$24,442	$-	$-

The following table sets forth by level within the fair value hierarchy a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2012:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$74	$74	$-	$-
Bond Funds	6,350	6,350	-	-
Equity Funds	13,322	13,322	-	-

Totals	$19,746	$19,746	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31, 2013	May 31, 2012
Asset category
Equity securities	70%	68%
Debt securities	26%	32%
Other	4%	0%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumptions of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20-40% fixed income investments. Employer contributions of $300,000 are expected to be made to the defined benefit plan during fiscal 2014.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted:

(in thousands)
2014	$658
2015	708
2016	758
2017	849
2018	1,003
2019-2023	6,745

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $6,074,000 and $5,636,000 at May 31, 2013 and 2012, respectively, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $689,000, $623,000, and $506,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The assumed salary rate increase was 3.0%, for fiscal 2013, fiscal 2012 and fiscal 2011. The discount rate at May 31, 2013, 2012 and 2011was 4.50%, 4.50%, and 5.50% respectively. Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note L – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

(in thousands)	2013	2012	2011
United States based operations	$190,942	$162,285	$166,137
Non – United States based operations	10,358	14,972	16,393

Earnings before income taxes	201,300	177,257	182,530
Less: Net earnings attributable to non-controlling interests*	393	9,758	8,968

Earnings before income taxes attributable to controlling interest	$200,907	$167,499	$173,562

*	Net earnings attributable to non-controlling interest are not taxable to Worthington.

Significant components of income tax expense (benefit) for the years ended May 31 were as follows:

(in thousands)	2013	2012	2011
Current
Federal	$54,427	$47,543	$47,698
State and local	4,109	2,756	1,246
Foreign	4,131	830	2,070

	62,667	51,129	51,014

Deferred
Federal	4,698	67	3,950
State and local	(2,170)	(69)	3,599
Foreign	(730)	777	(67)

	1,798	775	7,482

	$64,465	$51,904	$58,496

Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $4,054,000, $32,000, and $835,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income (“OCI”) were ($1,415,000) $4,975,000, and ($760,000) for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were ($763,000), $318,000, and $563,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

A reconciliation of the 35% federal statutory tax rate to total tax provision follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.3	1.7	1.8
Change in state and local valuation allowances	(1.3)	(0.1)	1.0
Non-U.S. income taxes at other than 35%	(1.7)	(2.4)	(2.5)
Change in Non-U.S. valuation allowances	1.1	0.2	0.3
Qualified production activities deduction	(3.0)	(2.8)	(1.9)
Other	(0.3)	(0.6)	(0.0)

Effective tax rate attributable to controlling interest	32.1%	31.0%	33.7%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to non-controlling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to non-controlling interests were 32.0%, 29.3% and 32.0% for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The change in effective income tax rates, upon inclusion of net earnings attributable to non-controlling interests, is primarily a result of our Spartan, PSI and WNCL consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan and PSI do not generate tax expense to Worthington since the investors in Spartan and PSI are taxed directly based on the earnings attributable to them. The tax expense of WNCL, a foreign corporation, is reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits were $3,705,000, $4,410,000, and $5,381,000 as of May 31, 2013, 2012 and 2011, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $2,409,000 as of May 31, 2013. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2013, 2012 and 2011, we had accrued liabilities of $1,128,000, $1,219,000 and $1,184,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at June 1, 2012	$4,410
Increases - tax positions taken in prior years	452
Decreases - tax positions taken in prior years	(486)
Increases (decreases) - current tax positions	121
Settlements	(322)
Lapse of statutes of limitations	(470)

Balance at May 31, 2013	$3,705

Approximately $528,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2009 and forward

U.S. State and Local – 2005 and forward

Austria – 2007 and forward

Canada – 2009 and forward

Earnings before income taxes attributable to foreign sources for fiscal 2013, fiscal 2012 and fiscal 2011 were as noted above. As of May 31, 2013, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture. Accordingly, no deferred tax liability has been recorded for those foreign earnings, except those that pertain to TWB. Excluding TWB, the undistributed earnings of our foreign subsidiaries at May 31, 2013 were approximately $220,000,000. If such earnings were not permanently reinvested, a deferred tax liability of approximately $24,000,000 would have been required.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2013	2012
Deferred tax assets
Accounts receivable	$1,602	$1,640
Inventories	4,840	5,323
Accrued expenses	36,547	30,403
Net operating and capital loss carry forwards	20,369	21,664
Tax credit carry forwards	1,595	1,044
Stock-based compensation	10,405	10,771
Derivative contracts	3,047	5,134
Other	7	12

Total deferred tax assets	78,412	75,991
Valuation allowance for deferred tax assets	(21,863)	(22,025)

Net deferred tax assets	56,549	53,966

Deferred tax liabilities
Property, plant and equipment	(76,079)	(60,373)
Undistributed earnings of unconsolidated affiliates	(47,606)	(45,159)
Other	(61)	(666)

Total deferred tax liabilities	(123,746)	(106,198)

Net deferred tax liabilities	$(67,197)	$(52,232)

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

(in thousands)	2013	2012
Current assets:
Deferred income taxes	$21,928	$20,906
Noncurrent assets:
Other assets	276	-
Current liabilities:
Other accrued items	-	(39)
Noncurrent liabilities:
Deferred income taxes	(89,401)	(73,099)

Net deferred tax liabilities	$(67,197)	$(52,232)

At May 31, 2013, we had tax benefits for state net operating loss carry forwards of $16,777,000 that expire from fiscal 2014 to the fiscal year ending May 31, 2033, tax benefits for foreign net operating loss carry forwards of $2,270,000 that expire from fiscal 2014 to the fiscal year ending May 31, 2018, a tax benefit for a foreign capital loss carry forward of $1,322,000 with no future expiration date, tax benefits for foreign income tax credit carry forwards of $1,266,000 that expire from fiscal 2016 to the fiscal year ending May 31, 2023, and a tax benefit for foreign investment tax credit carry forwards of $329,000 that expire from fiscal 2014 to the fiscal year ending May 31, 2017.

The valuation allowance for deferred tax assets of $21,863,000 at May 31, 2013, is associated primarily with the net operating and capital loss carry forwards and foreign tax credit carry forwards. The valuation allowance includes $1,266,000 for federal, $14,605,000 for state and $5,992,000 for foreign. The federal valuation allowance relates to foreign income tax credits. The majority of the state valuation allowance relates to our Decatur, Alabama facility, and metal framing operations in various states. The foreign valuation allowance relates primarily to operations in China, Canada and India. Based on our history of profitability and taxable income projections, we have determined that it is more likely than not that the remaining net deferred tax assets are otherwise realizable.

Note M — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

(in thousands, except per share amounts)	2013	2012	2011
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$136,442	$115,595	$115,066
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	69,301	69,651	74,803
Effect of dilutive securities	2,013	601	606

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	71,314	70,252	75,409

Basic earnings per share attributable to controlling interest	$1.97	$1.66	$1.54
Diluted earnings per share attributable to controlling interest	1.91	1.65	1.53

Stock options covering 257,667, 3,451,046, and 3,620,287 common shares for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods because the exercise price of the stock options was greater than the average market price of the common shares during the period.

Note N — Segment Data

Our operations are managed principally on a products and services basis and include three reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs, each of which is comprised of a similar group of products and services. Factors used to identify reportable business segments include the nature of the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative guidance. A discussion of each of our reportable business segments is outlined below.

Steel Processing:    The Steel Processing operating segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, Inc., a specialty stainless processor located in Los Angeles, California, and Spartan, a consolidated joint venture which operates a cold-rolled hot dipped galvanizing line. Worthington Steel is an intermediate processor of flat-rolled steel and stainless steel. This operating segment’s processing capabilities include pickling; slitting; oscillate slitting; cold reducing; hot-dipped galvanizing; hydrogen annealing; cutting-to-length; temper rolling; tension leveling; edging; non-metallic coating, including dry lubrication, acrylic and paint; and configured blanking. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, leisure and recreation, appliance, agricultural, HVAC, container and aerospace markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product. Toll processing revenues were immaterial for all periods presented.

Pressure Cylinders:    The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and WNCL, a consolidated joint venture based in India that manufactures high-pressure, seamless steel cylinders for compressed natural gas storage in motor vehicles as well as cylinders for compressed industrial gases. Our Pressure Cylinders operating segment manufactures and sells filled and unfilled pressure cylinders, tanks and various accessories and related products for diversified end-use market applications. The following is a detailed discussion of these markets:

•

Retail:    These products include liquefied petroleum gas (“LPG”) cylinders for barbecue grills and camping equipment, propane accessories, hand held torches and accessories including fuel cylinders, scuba cylinders, paintball cylinders and Balloon Time® helium balloon kits. These products are sold primarily to mass merchandisers, cylinder exchangers and distributors.

•

Alternative fuels:    This sector includes Type I, II, III and ASME cylinders for containment of compressed natural gas and hydrogen for automobiles, buses, and light-duty trucks, as well as propane/autogas cylinders for automobiles.

•

Industrial and Other:    This market sector includes industrial, refrigerant, and certain LPG cylinders, as well as other specialty products. Cylinders in these markets are generally sold to gas producers and distributors. Industrial cylinders hold fuel for uses such as cutting, welding, breathing (medical, diving and firefighting), semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Specialty products include a variety of fire suppression and chemical tanks.

•

Energy:    This sector includes steel and fiberglass tanks, and pressure vessels and other products for global energy markets, including oil and gas and nuclear, which products are used for a broad variety of exploration, recovery and production purposes; and hoists and other marine products which are used principally in shipyard lift systems. This sector also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial and agricultural end markets.

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

Other:    Included in the Other category are operating segments that do not meet the applicable aggregation criteria and materiality tests for purposes of separate disclosure as reportable business segments, as well as other corporate-related entities. These operating segments are: Steel Packaging, Construction Services and Worthington Energy Innovations (“WEI”). During the first quarter of fiscal 2013, we made certain organizational changes impacting the internal reporting and management structure of our former Global Group operating segment. As a result of these organizational changes, management responsibilities and internal reporting were re-aligned to form the Construction Services and WEI operating segments. Additionally, we no longer manage our residual metal framing assets in a manner that constitutes an operating segment. Accordingly, the financial results and operating performance of our former Metal Framing operating segment, including activity related to the wind-down of this business, are reported within the

Other category for segment reporting purposes. Segment information reported in previous periods has been restated to conform to this new presentation.

Steel Packaging:    This operating segment consists of Worthington Steelpac Systems, LLC (“Steelpac”), which designs and manufactures reusable custom platforms, racks and pallets made of steel for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles.

Construction Services:    This operating segment operates a business platform that includes the design, supply and building/construction of mid-rise light gauge steel framed commercial structures, single family and multi-family housing units. The operating segment includes the Worthington Construction Group and the Military Construction business units. Worthington Construction Group includes high density mid-rise residential construction in emerging and developed international markets. Military Construction operates with a focus on domestic military bases.

Worthington Energy Innovations:    This operating segment consists of our 75%-owned consolidated joint venture. WEI is a professional services company that develops cost-effective energy solutions for entities in North America. WEI designs solutions to minimize energy consumption, manages the energy solution installation, monitors and verifies energy usage, guarantees future energy savings and shares in these savings. Additionally, WEI utilizes certain patented products to further enhance energy savings.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2013	2012	2011
Net sales
Steel Processing	$1,443,499	$1,578,509	$1,405,492
Pressure Cylinders	859,264	770,101	591,945
Engineered Cabs	226,002	104,272	-
Other	83,479	81,819	445,187

Total net sales	$2,612,244	$2,534,701	$2,442,624

Operating income (loss)
Steel Processing	$66,116	$71,578	$77,671
Pressure Cylinders	66,367	45,108	48,954
Engineered Cabs	4,158	4,878	-
Other	(7,499)	(19,954)	(2,269)

Total operating income	$129,142	$101,610	$124,356

Depreciation and amortization
Steel Processing	$25,742	$26,843	$27,632
Pressure Cylinders	26,919	20,407	14,734
Engineered Cabs	9,096	3,540	-
Other	4,712	5,083	18,692

Total depreciation and amortization	$66,469	$55,873	$61,058

Restructuring and other expense (income)
Steel Processing	$-	$-	$(303)
Pressure Cylinders	2,665	52	-
Engineered Cabs	-	-	-
Other	628	5,932	2,956

Total restructuring and other expense	$3,293	$5,984	$2,653

Impairment of long-lived assets
Steel Processing	$-	$-	$-
Pressure Cylinders	6,488	-	-
Engineered Cabs	-	-	-
Other	-	355	4,386

Total impairment of long-lived assets	$6,488	$355	$4,386

Joint venture transactions
Steel Processing	$-	$(2,102)	$-
Pressure Cylinders	-	-	-
Engineered Cabs	-	-	-
Other	(604)	1,952	(10,436)

Total joint venture transactions	$(604)	$(150)	$(10,436)

Total assets
Steel Processing	$605,963	$703,336	$742,838
Pressure Cylinders	742,686	575,250	481,361
Engineered Cabs	201,048	199,594	-
Other	401,160	399,617	443,050

Total assets	$1,950,857	$1,877,797	$1,667,249

The following table presents net sales by geographic region for the years ended May 31:

(in thousands)	2013	2012	2011
United States	$2,418,307	$2,333,575	$2,256,579
Canada	21,257	29,097	32,891
Europe	159,562	150,458	116,071
Other	13,118	21,571	37,083

Total	$2,612,244	$2,534,701	$2,442,624

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2013	2012
United States	$400,032	$371,269
Canada	1,275	1,270
Europe	51,222	59,209
Other	6,901	11,329

Total	$459,430	$443,077

Note O — Acquisitions

Fiscal 2013

Palmer Mfg. & Tank, Inc.

On April 9, 2013, we acquired the net assets of Palmer Mfg. & Tank, Inc. (“Palmer”) for cash consideration of approximately $113,479,000. Palmer manufactures steel and fiberglass tanks and processing equipment for the oil and gas industry, and custom manufactured fiberglass tanks for agricultural, chemical and general industrial applications. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Palmer, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Customer relationships	$25,730	8
Trade name	8,406	5
Non-compete agreement	5,208	5
Other	150	3

Total acquired identifiable intangible assets	$39,494

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

The following table summarizes the consideration transferred for Palmer and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$364
Accounts receivable	9,252
Inventories	17,758
Prepaid expenses and other current assets	9
Intangible assets	39,494
Property, plant and equipment	16,504

Total identifiable assets	83,381
Accounts payable	(2,547)
Accrued liabilities	(2,175)

Net identifiable assets	78,659
Goodwill	34,820

Total cash consideration	$113,479

Operating results of Palmer have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2012, would not be materially different than reported results.

Westerman, Inc.

On September 17, 2012, we acquired 100% of the outstanding common shares of Westerman, Inc. (“Westerman”) for cash consideration of approximately $62,749,000 and the assumption of approximately $7,251,000 of debt, which was repaid at closing. Westerman is a leading manufacturer of tanks, pressure vessels and other products for the oil and gas and nuclear markets as well as hoists and other products for marine applications. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

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

The following table summarizes the consideration transferred for Westerman and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$639
Accounts receivable	6,355
Inventories	15,377
Prepaid expenses and other current assets	836
Intangible assets	18,318
Property, plant and equipment	23,503

Total identifiable assets	65,028
Accounts payable	(2,952)
Accrued liabilities	(2,479)
Other current liabilities	(765)
Short-term borrowings	(7,251)
Deferred income taxes	(11,022)

Net identifiable assets	40,559
Goodwill	22,190

Total cash consideration	$62,749

Operating results of Westerman have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2012, would not be materially different than reported results.

Fiscal 2012

PSI Energy Solutions

On March 22, 2012, we acquired a 75% ownership interest in PSI Energy Solutions, LLC (“PSI”) for cash consideration of $7,000,000. PSI is a professional services firm that develops cost-effective energy solutions for public and private entities throughout North America. The acquired net assets comprise our WEI operating segment and are reported in the “Other” category for segment reporting purposes.

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

Operating results of PSI have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2013 or fiscal 2012, would not be materially different than reported results.

Angus

On December 29, 2011, we acquired 100% of the outstanding economic interests of Angus for cash consideration of approximately $132,940,000 and the assumption of approximately $47,324,000 of debt, of which $44,341,000 was repaid prior to quarter-end. Additionally, we issued 382,749 restricted common shares to certain former employees of Angus who became employees of Worthington upon closing. These restricted common shares, which vest over a period of one or three years, had a grant-date fair value of approximately $6,300,000. Of this amount, approximately $1,100,000 was attributed to the purchase price. Angus designs and manufactures high-quality, custom-engineered open and closed cabs and operator stations and custom fabrications of heavy mobile equipment. The acquired net assets and related operations of Angus comprise our Engineered Cabs operating segment. In connection with the acquisition of Angus, we incurred approximately $780,000 of acquisition-related costs, which have been expensed as incurred and recognized within SG&A expense in our consolidated statements of earnings.

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

The following table summarizes the consideration transferred for Angus and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$2,540
Accounts receivable	16,515
Inventories	22,865
Prepaid expenses and other current assets	1,281
Deferred income taxes	398
Intangible assets	52,903
Other noncurrent assets	74
Property, plant and equipment	57,570

Total identifiable assets	154,146
Accounts payable	(9,581)
Accrued liabilities	(7,483)
Other current liabilities	(651)
Long-term debt and other short-term borrowings	(47,324)

Net identifiable assets	89,107
Goodwill	44,933

Total consideration transferred	$134,040

Operating results of Angus have been included in our consolidated statements of earnings from the acquisition date, forward, and are disclosed in “Note N – Segment Operations.”

Pro forma net sales and net earnings of the combined entity had the acquisition occurred on June 1, 2010, are summarized as follows:

(unaudited, in thousands)	Net sales	Net earnings
Supplemental pro forma from June 1, 2011—May 31, 2012	$2,667,478	$138,250
Supplemental pro forma from June 1, 2010—May 31, 2011	2,573,251	128,191

Supplemental pro forma earnings for fiscal 2012 were adjusted to exclude $508,000 of acquisition-related costs and $2,347,000 of expense related to the fair value adjustment to acquisition-date inventory. Supplemental pro forma earnings for fiscal 2011 were adjusted to include these charges.

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

Operating results of Coleman Cylinders have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2013 or fiscal 2012, would not be materially different than reported results.

STAKO

On September 30, 2011, we completed the acquisition of Poland-based STAKO sp.Z o.o. (“STAKO”) for cash consideration of approximately $41,500,000. STAKO manufactures liquefied natural gas, propane and butane fuel tanks for use in passenger cars, buses and trucks. The acquired business became part of our Pressure Cylinders operating segment upon closing.

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

As more fully described in “NOTE E – Contingent Liabilities and Commitments,” in connection with this purchase transaction, both parties agreed to settle their litigation. In accordance with the applicable accounting guidance for the settlement of a pre-existing relationship between parties to a business combination, we recognized a settlement gain equal to the amount by which our previously recorded reserve exceeded the estimated fair value of the settlement. The components of the settlement gain are summarized in the following table:

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

Operating results of Bernz have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2013 or fiscal 2012, would not be materially different than reported results.

Note P — Derivative Instruments and Hedging Activities

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

Refer to “Note Q – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2013:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$4,032
	Other assets	-	Other liabilities	3,863

		-		7,895

Commodity contracts	Receivables	425	Accounts payable	1,352

		425		1,352

Totals		$425		$9,247

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$331	Accounts payable	$527
		331		527

Foreign exchange contracts	Receivables	5	Accounts payable	-

		5		-

Totals		$336		$527

Total Derivative Instruments		$761		$9,774

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

The following table summarizes our cash flow hedges outstanding at May 31, 2013:

(Dollars in thousands)	Notional Amount	Maturity Date
Commodity contracts	$20,160	June 2013—May 2014
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the fiscal years ended May 31, 2013 and 2012:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified From Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing
For the fiscal year ended
May 31, 2013:
Interest rate contracts	$(951)	Interest expense	$(4,011)	Interest expense	$-
Commodity contracts	(19)	Cost of goods sold	1,580	Cost of goods sold	-

Totals	$(970)		$(2,431)		$-

For the fiscal year ended
May 31, 2012:
Interest rate contracts	$(2,398)	Interest expense	$(4,032)	Interest expense	$-
Commodity contracts	(213)	Cost of goods sold	1,993	Cost of goods sold	-

Totals	$(2,611)		$(2,039)		$-

The estimated net amount of the losses in AOCI at May 31, 2013 expected to be reclassified into net earnings within the succeeding twelve months is $2,660,000 (net of tax of $1,372,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2013, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal year ended May 31, 2014.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at May 31, 2013:

(Dollars in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$22,340	June 2013—November 2014
Foreign currency contracts	415	July 2013

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the fiscal years ended May 31, 2013 and 2012:

		Income (Loss) Recognized in Earnings
	Location of Income (Loss) Recognized in Earnings	Fiscal Year Ended May 31,
(in thousands)		2013	2012
Commodity contracts	Cost of goods sold	$8,039	$(7,873)
Foreign exchange contracts	Miscellaneous income (expense)	536	9,855

Total		$8,575	$1,982

The gain on the foreign currency derivatives significantly offsets the gain on the hedged item.

Note Q – Fair Value Measurements

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2013, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$761	$-	$761

Total assets	$-	$761	$-	$761

Liabilities
Derivative contracts	$-	$9,774	$-	$9,774

Total liabilities	$-	$9,774	$-	$9,774

At May 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$1,157	$-	$1,157

Total assets	$-	$1,157	$-	$1,157

Liabilities
Derivative contracts	$-	$14,993	$-	$14,993

Total liabilities	$-	$14,993	$-	$14,993

The fair value of our derivative contracts is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note P – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

Non-Recurring Fair Value Measurements

At May 31, 2013, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$6,856	$-	$6,856

Total assets	$-	$6,856	$-	$6,856

(1)

During the fourth quarter of fiscal 2013, the long-lived assets of our 60%-owned consolidated joint venture in India, WNCL, were written down to their fair value of $6,856,000, resulting in an impairment charge of $4,968,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest, or $1,987,000, is recorded within net earnings attributable to noncontrolling interest in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets.

At May 31, 2012, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$225	$-	$225

Total assets	$-	$225	$-	$225

(1)

During the fourth quarter of fiscal 2012, certain long-lived assets within our Construction Services operating segment were written down to their fair value of $225,000, resulting in an impairment charge of $355,000. This impairment loss was recorded within impairment of long-lived assets in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable inputs and credit risk, was $421,056,000 and $274,754,000 at May 31, 2013 and 2012, respectively. The carrying amount of long-term debt, including current maturities, was $407,328,000 and $258,791,000 at May 31, 2013 and 2012, respectively.

Note R — Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $13,831,000, $14,433,000, and $15,736,000 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2013, were as follows:

(in thousands)
2014	$8,040
2015	5,125
2016	3,791
2017	3,260
2018	2,725
Thereafter	6,978

Total	$29,919

Note S — Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2013, fiscal 2012 and fiscal 2011 totaled $19,568,000, $22,006,000 and $14,627,000, respectively. Purchases from affiliated companies for fiscal 2013, fiscal 2012 and fiscal 2011 totaled $4,930,000, $4,313,000 and $5,916,000, respectively. Accounts receivable from affiliated companies were $4,466,000 and $5,024,000 at May 31, 2013 and 2012, respectively. Accounts payable to affiliated companies were $11,777,000 and $14,212,000 at May 31, 2013 and 2012, respectively.

Note T – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2013 and fiscal 2012:

(in thousands, except per share)	Three Months Ended
Fiscal 2013	August 31	November 30	February 29	May 31
Net sales	$666,035	$622,622	$619,527	$704,060
Gross margin	93,651	94,856	97,026	111,110
Net earnings attributable to controlling interest	33,962	31,826	37,131	33,523
Earnings per share - basic	$0.50	$0.46	$0.53	$0.48
Earnings per share - diluted	0.49	0.45	0.52	0.46

Fiscal 2012	August 31	November 30	February 29	May 31
Net sales	$602,387	$565,652	$611,255	$755,407
Gross margin	71,462	56,606	83,332	121,468
Net earnings attributable to controlling interest	25,653	11,985	25,880	52,077
Earnings per share - basic	$0.36	$0.17	$0.38	$0.76
Earnings per share - diluted	0.35	0.17	0.37	0.75

The sum of the quarterly earnings (loss) per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Note U – Subsequent Events

On June 26, 2013, the Board of Directors declared a quarterly dividend of $0.15 per share, an increase of $0.02 per share from the previous quarterly rate. The dividend is payable on September 27, 2013 to shareholders of record on September 13, 2013.

On June 30, 2013, the Company completed the sale of Integrated Terminals, its warehouse facility in Detroit, Michigan, for cash proceeds of $7,480,000, resulting in a gain of approximately $4,730,000.

From July 1, 2013, through July 12, 2013, we paid $19,763,000 to repurchase 580,500 of our common shares leaving 4,522,332 common shares available for repurchase under the June 29, 2011 repurchase authorization.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COL. A.	COL. B.	COL. C.		COL. D.		COL. E.
Description		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts – Describe (A)	Deductions – Describe (B)		Balance at End of Period

Year Ended May 31, 2013: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,329,000	$783,000	$26,000	$730,000		$3,408,000

Year Ended May 31, 2012: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,150,000	$339,000	$370,000	$1,530,000		$3,329,000

Year Ended May 31, 2011: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$5,752,000	$1,236,000	$106,000	$2,732,000	(C)	$4,150,000

Note A – Miscellaneous amounts.

Note B – Uncollectable accounts charged to the allowance.

Note C – Includes $686,000 related to the deconsolidation of our metal framing business.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2013). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2013. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2013, and our report dated July 30, 2013, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Columbus, Ohio

July 30, 2013

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. — Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 26, 2013 (the “2013 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2013 Annual Meeting (“Worthington Industries’ Definitive 2013 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2013 (the fiscal year ended May 31, 2013).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2013 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2013 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2012 Annual Meeting of Shareholders held on September 27, 2012.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS –Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2013 Proxy Statement.

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

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the “Investor Relations” section of Worthington Industries’ web site located at www.worthingtonindustries.com. In addition, a copy of the Code of Conduct was filed as Exhibit 14 to the 2012 Annual Report on Form 10-K.

Item 11. — Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2013 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2013 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Worthington Industries’ Definitive 2013 Proxy Statement.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2013 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2013 Proxy Statement.

Item 13. — Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2013 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Director Independence” in Worthington Industries’ Definitive 2013 Proxy Statement.

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

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2013 and 2012

Consolidated Statements of Earnings for the fiscal years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Equity for the fiscal years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2013, 2012 and 2011

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

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2013	By:	/S/ JOHN P. MCCONNELL
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	July 30, 2013	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ B. Andrew Rose B. Andrew Rose	July 30, 2013	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard G. Welch Richard G. Welch	July 30, 2013	Controller (Principal Accounting Officer)

* Kerrii B. Anderson	*	Director

* John B. Blystone	*	Director

* Mark C. Davis	*	Director

* Michael J. Endres	*	Director

* Ozey K. Horton, Jr.	*	Director

* Peter Karmanos, Jr.	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ John P. McConnell	Date: July 30, 2013
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

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

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998	Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

3.2	Code of Regulations of Worthington Industries, Inc., as amended [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (SEC File No. 1-8399)

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

4.4	First Amendment to Note Purchase Agreement, dated as of December 19, 2006, between Worthington Industries, Inc. and the purchasers named therein regarding the Note Purchase Agreement, dated as of December 17, 2004, and the $100,000,000 Floating Rate Senior Notes due December 17, 2014	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006 (SEC File No. 1-8399)

4.5	Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.6	First Supplemental Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7	Form of 6.50% Global Note due April 15, 2020 (included in Exhibit 4.6 to this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.8	Note Agreement, dated as of August 10, 2012, between Worthington Industries, Inc. and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd.	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2012 and filed with the SEC on the same date (SEC File No. 1-8399)

4.9	Form of 4.60% Senior Note due August 10, 2024 (included in Exhibit 4.8 to this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2012 and filed with the SEC on the same date (SEC File No. 1-8399)

4.10	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.3	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.4	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.5	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.6	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.7	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.8	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.10	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.11	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan entered into by Worthington Industries, Inc. prior to June 2013 in order to evidence the grant of restricted stock to employees of Worthington Industries, Inc.**	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.12	Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan) with targets for the three-fiscal-year periods ending on May 31, 2011, on May 31, 2012, on May 31, 2013 and on May 31, 2014*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.13	Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant for 2011 effective as of June 30, 2011, of restricted common shares, and similar form entered into by Worthington Industries, Inc. in order to evidence the grant for 2012 effective as of June 29, 2012, of restricted common shares, in each case which will vest in three years from the grant date, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.14	Form of Letter Evidencing Performance Awards Granted and to be Granted under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan with targets for three-fiscal-year periods ending on or after May 31, 2015*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.15	Form of Restricted Stock Award Agreement entered into by Registrant with each of B. Andrew Rose and Mark A. Russell in order to evidence the grant effective as of June 30, 2011 of 185,000 common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan [NOTE: Superseded by Exhibit 10.16]*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.16	Form of Amended and Restated Restricted Stock Award Agreement entered into effective as of September 14, 2011 by Worthington Industries, Inc. with each of B. Andrew Rose and Mark A. Russell in order to amend and restate the original Restricted Stock Award Agreement effective as of June 30, 2011 in respect of 185,000 common shares granted pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.17	Form of Notice of Grant and Restricted Stock Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant for 2013, effective as of June 28, 2013, of restricted common shares, which will vest on the third anniversary of the grant date, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.18	Form of Notice of Grant and Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with George P. Stoe, in order to evidence the grant, effective as of June 28, 2013, of restricted common shares, which will vest in one year, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.19	Form of Notice of Grant and Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with each of B. Andrew Rose and Mark A. Russell in order to evidence the grant, effective as of June 28, 2013, of 180,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.20	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.21	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors for non-qualified stock options granted under the Worthington Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors) from September 25, 2003 until September 29, 2005*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (SEC File No. 1-8399)

10.22	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (amendment and restatement effective November 1, 2008)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangemen.

10.23	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Worthington Industries, Inc. 2003 Stock Option Plan (now known as the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan)*	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.24	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.25	First Amendment to the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008) (First Amendment approved by shareholders on September 29, 2011)*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.26	Form of Nonqualified Stock Option and Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of nonqualified stock options to non-employee directors of Worthington Industries, Inc. on September 27, 2006 and September 26, 2007*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

10.27	Form of Notice of Grant of Stock Options and Option Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) to evidence the grant of non-qualified stock options to non-employee directors of Worthington Industries, Inc. on and after September 24, 2008*	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.28	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock on September 27, 2006 and September 26, 2007 to non-employee directors of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 2, 2006 and filed with the SEC on the same date (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.29	Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. 2006 Equity Incentive Plan for Non-Employee Directors (now known as the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors) entered into by Worthington Industries, Inc. in order to evidence the grant of restricted stock to non-employee directors of Worthington Industries, Inc. on September 24, 2008 and to be entered into by Worthington Industries, Inc. in order to evidence future grants of restricted stock to non-employee directors of Worthington Industries, Inc.**	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 (SEC File No. 1-8399)

10.30	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.31	Form of Non-Qualified Stock Option Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to executive officers of Worthington Industries, Inc. effective as of June 30, 2011 pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan and to be entered into by Worthington Industries, Inc. in order to evidence future grants of non-qualified stock options to executive officers pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.32	Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 24, 2008)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.33	Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan)*	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.34	Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.35	Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.36	Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.37	Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.38	Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.39	Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.40	Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.41	Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.42	Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.43	Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.44	Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.45	Amendment No. 11 to Receivables Purchase Agreement, dated as of May 6, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.46	Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.47	Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (SEC File No. 1-8399)

10.48	Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator	Filed herewith

10.49	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.50	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.51	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.52	Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.53	Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.54	Amendment No. 5, dated as of May 6, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, The Gerstenslager Company and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.55	Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.56	Summary of Cash Compensation for Directors of Worthington Industries, Inc., effective June 1, 2006 through August 31, 2011*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (SEC File No. 1-8399)

10.57	Summary of Cash Compensation for Directors of Worthington Industries, Inc., approved June 29, 2011 and effective September, 2011*	Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.58	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.59	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted in Fiscal 2011 for Named Executive Officers**	Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.60	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.61	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares Granted in Fiscal 2013 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.62	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers*	Filed herewith

10.63	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each director of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.64	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010	Filed herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2013 of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2013 and 2012;

(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2013, 2012 and 2011;

(iii)	Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2013, 2012 and 2011;

(iv)	Consolidated Statements of Equity for the fiscal years ended May 31, 2013, 2012 and 2011;

(v)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2013, 2012 and 2011; and

(vi)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2013, 2012 and 2011.