Form 10-Q
period 2013-08-31
WORTHINGTON INDUSTRIES INC
filed 2013-10-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On October 1, 2013, the number of Common Shares, without par value, issued and outstanding was 70,631,324.

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
•

other risks described from time to time in our filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 31, 2013	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$121,049	$51,385
Receivables, less allowances of $4,379 and $3,408 at August 31, 2013 and May 31, 2013	439,365	394,327
Inventories:
Raw materials	181,850	175,093
Work in process	103,471	103,861
Finished products	91,336	77,814

Total inventories	376,657	356,768
Income taxes receivable	2,378	724
Assets held for sale	3,309	3,040
Deferred income taxes	23,055	21,928
Prepaid expenses and other current assets	44,429	38,711

Total current assets	1,010,242	866,883
Investments in unconsolidated affiliates	184,449	246,125
Goodwill	213,649	213,858
Other intangible assets, net of accumulated amortization of $26,572 and $26,669 at August 31, 2013 and May 31, 2013	163,363	147,144
Other assets	17,488	17,417
Property, plant & equipment:
Property, plant & equipment at cost	1,106,893	1,052,636
Less: accumulated depreciation	603,024	593,206

Property, plant and equipment, net	503,869	459,430

Total assets	$2,093,060	$1,950,857

Liabilities and equity
Current liabilities:
Accounts payable	$311,204	$222,696
Short-term borrowings	62,187	113,728
Accrued compensation, contributions to employee benefit plans and related taxes	59,552	68,043
Dividends payable	11,012	551
Other accrued items	38,723	36,536
Income taxes payable	20,531	6,268
Current maturities of long-term debt	1,099	1,092

Total current liabilities	504,308	448,914
Other liabilities	65,079	70,882
Distributions in excess of investment in unconsolidated affiliate	61,745	63,187
Long-term debt	405,948	406,236
Deferred income taxes	85,592	89,401

Total liabilities	1,122,672	1,078,620
Shareholders’ equity — controlling interest	857,588	830,822
Noncontrolling interest	112,800	41,415

Total equity	970,388	872,237

Total liabilities and equity	$2,093,060	$1,950,857

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2013	2012
Net sales	$692,291	$666,035
Cost of goods sold	581,327	572,384

Gross margin	110,964	93,651

Selling, general and administrative expense	71,540	59,422
Impairment of long-lived assets	4,641	1,570
Restructuring and other expense (income)	(3,997)	403
Joint venture transactions	142	(1,162)

Operating income	38,638	33,418
Other income (expense):
Miscellaneous income	10,937	165
Interest expense	(6,240)	(5,259)
Equity in net income of unconsolidated affiliates	26,951	22,643

Earnings before income taxes	70,286	50,967
Income tax expense	13,933	16,102

Net earnings	56,353	34,865
Net earnings attributable to noncontrolling interest	1,796	903

Net earnings attributable to controlling interest	$54,557	$33,962

Basic
Average common shares outstanding	69,601	68,278

Earnings per share attributable to controlling interest	$0.78	$0.50

Diluted
Average common shares outstanding	72,083	69,571

Earnings per share attributable to controlling interest	$0.76	$0.49

Common shares outstanding at end of period	69,373	68,679

Cash dividends declared per share	$0.15	$0.13

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2013	2012
Net earnings	$56,353	$34,865
Other comprehensive income (loss), net of tax:
Foreign currency translation	(486)	3,908
Pension liability adjustment	-	(172)
Cash flow hedges	3,351	984

Other comprehensive income	2,865	4,720

Comprehensive income	59,218	39,585
Comprehensive income attributable to noncontrolling interest	779	1,014

Comprehensive income attributable to controlling interest	$58,439	$38,571

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2013	2012
Operating activities
Net earnings	$56,353	$34,865
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,460	14,987
Impairment of long-lived assets	4,641	1,570
Provision for deferred income taxes	(8,424)	4,679
Bad debt expense (income)	(481)	7
Equity in net income of unconsolidated affiliates, net of distributions	(5,915)	(7,358)
Net loss (gain) on sale of assets	(4,662)	2,310
Stock-based compensation	3,780	3,193
Excess tax benefits - stock-based compensation	(4,298)	-
Gain on previously held interest in TWB	(11,000)	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	7,655	38,116
Inventories	515	17,019
Prepaid expenses and other current assets	(2,365)	(145)
Other assets	436	2,847
Accounts payable and accrued expenses	40,622	(39,573)
Other liabilities	(1,853)	(1,519)

Net cash provided by operating activities	94,464	70,998

Investing activities
Investment in property, plant and equipment, net	(13,354)	(16,705)
Acquisitions, net of cash acquired	52,957	-
Distributions from unconsolidated affiliates	5,555	-
Proceeds from sale of assets	7,647	6,585

Net cash provided (used) by investing activities	52,805	(10,120)

Financing activities
Net payments of short-term borrowings	(51,541)	(223,688)
Proceeds from long-term debt	-	150,000
Principal payments on long-term debt	(284)	(442)
Proceeds from issuance of common shares	2,201	10,855
Excess tax benefits - stock-based compensation	4,298	-
Payments to noncontrolling interest	(1,763)	-
Repurchase of common shares	(30,516)	-
Dividends paid	-	(8,150)

Net cash used by financing activities	(77,605)	(71,425)

Increase (decrease) in cash and cash equivalents	69,664	(10,547)
Cash and cash equivalents at beginning of period	51,385	41,028

Cash and cash equivalents at end of period	$121,049	$30,481

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

Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Nitin Cylinders Limited (“WNCL”) in which we own controlling interests of 52%, 55%, 75%, and 60%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture members’ portion of net earnings shown as net earnings attributable to noncontrolling interest in our consolidated statements of earnings. As more fully described in “NOTE M – Acquisitions,” on July 31, 2013, we purchased an additional 10% interest in TWB for $17,869,000, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within the Steel Processing operating segment since the acquisition date.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the results of operations of these interim periods, have been included. Operating results for the three months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014 (“fiscal 2014”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (“fiscal 2013”) of Worthington Industries, Inc. (the “2013 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Joint Venture Transactions

On March 1, 2011, we joined with ClarkWestern Building Systems Inc. to form Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a joint venture that manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, and shaft wall studs and track used primarily in residential and commercial construction. We contributed our metal framing business and related working capital in exchange for a 25% ownership interest in ClarkDietrich. As we do not have a controlling interest in ClarkDietrich, our investment in this joint venture is accounted for under the equity method, and the contributed net assets were deconsolidated effective March 1, 2011.

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into ClarkDietrich. The buildings and equipment associated with the majority of these facilities were sold during fiscal 2013 and fiscal 2012. The remaining facilities are expected to be sold during fiscal 2014 and actions to locate buyers are ongoing. As the other relevant criteria for classification as assets held for sale have been satisfied, the $3,309,000 carrying value of these asset groups, which consist primarily of property, plant and equipment, is presented separately in our consolidated balance sheet as of August 31, 2013.

Recently Issued Accounting Standards

In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. We adopted this new guidance on June 1, 2013, and have provided the required disclosures in “NOTE N – Derivative Instruments and Hedging Activities.”

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three months ended August 31, 2013 and 2012. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2012. We adopted the deferred provisions, which relate to presentation only, on June 1, 2013 and have provided the required disclosures in “NOTE G – Comprehensive Income.” There was no impact on our financial position or results of operations.

In July 2012, amended accounting guidance was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this amended accounting guidance on June 1, 2013, did not have a material impact on our financial position or results of operations.

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

NOTE B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At August 31, 2013, these equity investments and the percentage interests owned consisted of: ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), ClarkDietrich (25%), Gestamp Worthington Wind Steel, LLC (the “Gestamp JV”) (50%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (50%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

Due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit, the Company is in the process of dissolving the Gestamp JV.

We received distributions from unconsolidated affiliates totaling $26,591,000 during the three months ended August 31, 2013. We have received cumulative distributions from WAVE in excess of our investment balance totaling $61,745,000 and $63,187,000 at August 31, 2013 and May 31, 2013, respectively. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. During the three months ended August 31, 2013, we received excess distributions from ClarkDietrich of $5,555,000.

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	August 31, 2013	May 31, 2013
Cash	$55,310	$70,380
Receivable from partner (1)	4,069	69,706
Other current assets	426,039	518,262
Noncurrent assets	302,187	350,681

Total assets	$787,605	$1,009,029

Current liabilities	$113,229	$181,111
Short-term borrowings	14,293	21,369
Current maturities of long-term debt	5,265	5,442
Long-term debt	272,574	274,750
Other noncurrent liabilities	18,613	18,345
Equity	363,631	508,012

Total liabilities and equity	$787,605	$1,009,029

	Three Months Ended August 31,
(in thousands)	2013	2012
Net sales	$423,481	$446,853
Gross margin	89,814	74,513
Operating income	64,540	51,711
Depreciation and amortization	10,337	8,990
Interest expense	2,223	2,261
Income tax expense	3,030	3,469
Net earnings	59,634	46,284

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

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

As the Transformation Plan progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan. Although the consulting firm was again engaged as we rolled out the Transformation Plan in our Pressure Cylinders operating segment, most of the work is now being done by our internal teams. These internal teams are now an integral part of our business and constitute what we refer to as the Centers of Excellence (“COE”). The COE will continue to monitor the performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The majority of the expenses related to the COE will be included in selling, general and administrative (“SG&A”) expense going forward, except where they relate to a first time diagnostics phase of the Transformation Plan.

To date, we have completed the transformation phases in each of the core facilities within our Steel Processing operating segment, including the facilities of our Mexican joint venture. We also substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich. Transformation efforts within our Pressure Cylinders and Engineered Cabs operating segments, which began during the first quarter of fiscal 2012 and the first quarter of fiscal 2013, respectively, are ongoing.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income) financial statement caption in our consolidated statement of earnings for the three months ended August 31, 2013 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$5,029	$402	$(441)	$-	$4,990
Facility exit and other costs	1,200	505	(380)	-	1,325

	$6,229	907	$(821)	$-	$6,315

Gain on asset disposal		(4,762)
Less: joint venture transactions		(142)

Restructuring and other expense (income)		$(3,997)

The following discussion summarizes the restructuring activities that occurred during the three months ended August 31, 2013:

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized $142,000 of facility exit and other costs. These costs were recognized within the joint venture transactions financial statement caption in our consolidated statements of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our former Metal Framing operating segment.

•	In connection with the closure of our commercial stairs business, we incurred facility exit charges of approximately $363,000.

•

In connection with the consolidation of the BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders’ facility in Chilton, Wisconsin, we recognized an additional $402,000 accrual for expected employee severance costs. During the fourth quarter of fiscal 2013, we recognized a $2,488,000 accrual for expected severance costs related to this matter.

•	On June 30, 2013, the Company completed the sale of Integrated Terminals, its warehouse facility in Detroit, Michigan, for cash proceeds of $7,457,000, resulting in a gain of approximately $4,762,000.

Approximately $4,794,000 of the total liability is expected to be paid in the next twelve months. The remaining liability, which consists of lease termination costs and certain severance benefits, will be paid through September 2016.

NOTE D – Contingent Liabilities

On August 5, 2013, we tendered to our excess loss carrier, who accepted the tender, a wrongful death claim against the Company involving a MAPP gas cylinder. Pursuant to the tender and its acceptance, our overall exposure related to this matter is limited to $2,000,000. As a result, a pre-tax charge of $2,000,000 was recorded within SG&A expense during the three months ended August 31, 2013.

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

Insurance Recoveries

On August 19, 2013, a fire occurred at our Pressure Cylinders facility in Kienberg, Austria, in the building that houses the massing process in the production of acetylene cylinders. The other portions of the Austrian facility were not damaged; however, the massing building sustained extensive damage and was rendered inoperable. We have incurred losses related to the destruction of assets caused by the fire and expect to incur incremental business interruption costs in future periods. The Company has business interruption and property damage insurance. During the three months ended August 31, 2013, the Company recognized charges of $358,000 for the impairment of fixed assets destroyed in the fire. We have determined that the receipt of reimbursement for these costs is probable and in accordance with our insurance policies and, therefore, have recorded a receivable for the recovery of this amount.

NOTE E – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2013, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13,715,000 at August 31, 2013. We have also guaranteed the repayment of a $4,583,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and therefore no amounts have been recognized in our consolidated financial statements.

We also had in place $11,732,000 of outstanding stand-by letters of credit for third-party beneficiaries as of August 31, 2013. These letters of credit were issued to third-party service providers and had no amounts drawn against them at August 31, 2013. The fair value of these guarantee instruments, based on premiums paid, was not material, and therefore no amounts have been recognized in our consolidated financial statements.

NOTE F – Debt and Receivables Securitization

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings outstanding under the Credit Facility were $18,000,000 at August 31, 2013. Additionally, as discussed in “NOTE E – Guarantees,” we provided $11,732,000 in stand-by letters of credit for third-party beneficiaries as of August 31, 2013. While not drawn against, these letters of credit are issued against availability under the Credit Facility, leaving $395,268,000 available at August 31, 2013.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheet. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At August 31, 2013, the applicable variable rate, based on LIBOR, was 1.23%.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2015. The AR Facility has been available throughout fiscal 2014 to date, and was available throughout fiscal 2013. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of August 31, 2013, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $40,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at August 31, 2013 consisted of $4,187,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL. This credit facility matures in November 2013 and bears interest at a variable rate. The applicable variable rate was 2.25% at August 31, 2013. We plan to renew this credit facility prior to its expiration.

NOTE G – Comprehensive Income

The following table summarizes each component of other comprehensive income for the three months ended August 31, 2013:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$(486)	$-	$(486)
Pension liability adjustment	-	-	-
Cash flow hedges	4,820	(1,469)	3,351

Other comprehensive income	$4,334	$(1,469)	$2,865

The following table summarizes the tax effects of each component of other comprehensive income for the three months ended August 31, 2012:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$3,908	$-	$3,908
Pension liability adjustment	(255)	83	(172)
Cash flow hedges	1,224	(240)	984

Other comprehensive income	$4,877	$(157)	$4,720

NOTE H – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the three months ended August 31, 2013:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2013	$244,864	$(12,036)	$597,994	$830,822	$41,415	$872,237
Net earnings	-	-	54,557	54,557	1,796	56,353
Other comprehensive income (loss)	-	3,882	-	3,882	(1,017)	2,865
Common shares issued	2,201	-	-	2,201	-	2,201
Stock-based compensation	7,230	-	-	7,230	-	7,230
Purchases and retirement of common shares	(3,104)	-	(27,412)	(30,516)	-	(30,516)
Cash dividends declared	-	-	(10,588)	(10,588)	-	(10,588)
Dividend paid to noncontrolling interest	-	-	-	-	(1,763)	(1,763)
Acquisition of TWB	-	-	-	-	72,369	72,369

Balance at August 31, 2013	$251,191	$(8,154)	$614,551	$857,588	$112,800	$970,388

The components of the changes in other comprehensive income (loss) were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2013	$4,025	$(10,221)	$(5,840)	$(12,036)
Other comprehensive income before reclassifications	531	-	3,441	3,972
Reclassification adjustments to income (a)	-	-	1,379	1,379
Income taxes	-	-	(1,469)	(1,469)

Balance as of August 31, 2013	$4,556	$(10,221)	$(2,489)	$(8,154)

(a)	The income statement classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE N – Derivative Instruments and Hedging Activities.”

NOTE I – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2013, we granted non-qualified stock options covering a total of 121,200 common shares under our stock-based compensation plans. The weighted average option price of $31.71 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $12.92 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,435,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.28%
Expected volatility	52.23%
Risk-free interest rate	1.69%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Restricted Common Shares

During the three months ended August 31, 2013, we granted 111,000 restricted common shares under our stock-based compensation plans. The fair values of these restricted common shares were equal to the closing market prices of the underlying common shares on the date of grant, or $31.71 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $3,150,000 and will be recognized on a straight-line basis over the three-year vesting period.

Market-Based Restricted Common Shares

During the three months ended August 31, 2013, we granted 360,000 restricted common shares to certain key employees under our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $50.00 per share and remaining at or above that price for 30 consecutive days and the completion of a three-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $24.19 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.28%
Expected volatility	53.40%
Risk-free interest rate	1.41%

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $8,708,000 and will be recognized on a straight-line basis over the three-year service vesting period.

NOTE J – Income Taxes

Income tax expense for the three months ended August 31, 2013 and August 31, 2012 reflected estimated annual effective income tax rates of 28.9% and 32.6%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is primarily a result of our Spartan and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. For financial reporting purposes, as a result of consolidating TWB beginning in the first quarter of fiscal 2014 (see “NOTE M – Acquisitions”), 100% of the tax expense of TWB’s foreign operations is included in the Company’s reported income tax expense, and is therefore included in the estimated annual effective income tax rate. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2014 could be materially different from the forecasted rate as of August 31, 2013.

NOTE K – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2013 and 2012:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2013	2012
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$54,557	$33,962
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	69,601	68,278
Effect of dilutive securities	2,482	1,293

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	72,083	69,571

Basic earnings per share attributable to controlling interest	$0.78	$0.50
Diluted earnings per share attributable to controlling interest	$0.76	$0.49

Stock options covering 2,671,180 common shares have been excluded from the computation of diluted earnings per share for the three months ended August 31, 2012, because the effect would have been anti-dilutive, as the exercise price of the stock options was greater than the average market price of the common shares during the period.

NOTE L – Segment Operations

During the first quarter of fiscal 2014, we made certain organizational changes impacting the internal reporting and management structure of our Steel Packaging operating segment. As a result of these organizational changes, management responsibilities and internal reporting were realigned under our Steel Processing operating segment. Segment information reported in previous periods has been restated to conform to this new presentation.

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2013	2012
Net sales
Steel Processing	$402,441	$385,013
Pressure Cylinders	216,900	194,236
Engineered Cabs	48,461	64,495
Other	24,489	22,291

Consolidated net sales	$692,291	$666,035

Operating income (loss)
Steel Processing	$22,663	$16,659
Pressure Cylinders	19,454	15,026
Engineered Cabs	(304)	4,694
Other	(3,175)	(2,961)

Consolidated operating income	$38,638	$33,418

Restructuring and other expense (income)
Steel Processing	$(4,762)	$-
Pressure Cylinders	402	6
Engineered Cabs	-	-
Other	363	397

Consolidated restructuring and other expense (income)	$(3,997)	$403

Impairment of long-lived assets
Steel Processing	$4,641	$-
Pressure Cylinders	-	1,570
Engineered Cabs	-	-
Other	-	-

Consolidated impairment of long-lived assets	$4,641	$1,570

Joint venture transactions
Steel Processing	$-	$-
Pressure Cylinders	-	-
Engineered Cabs	-	-
Other	142	(1,162)

Consolidated joint venture transactions	$142	$(1,162)

	August 31,	May 31,
(in thousands)	2013	2013
Total assets
Steel Processing	$843,385	$610,464
Pressure Cylinders	718,791	742,686
Engineered Cabs	200,815	201,048
Other	330,069	396,659

Consolidated total assets	$2,093,060	$1,950,857

NOTE M – Acquisitions

On July 31, 2013, we purchased an additional 10% interest in our laser welded blanks joint venture, TWB, for $17,869,000, increasing our ownership to a 55% controlling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11,000,000, which is included in miscellaneous income in our consolidated statement of earnings for the three months ended August 31, 2013. The acquired net assets became part of our Steel Processing operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values. In connection with the acquisition of TWB, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life (Years)
Category	Amount
Customer relationships	$17,438	5-6
Trade names	4,120	Indefinite
Non-compete agreement	470	5

Total acquired identifiable intangible assets	$22,028

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The estimated fair value of the assets acquired and liabilities assumed approximated the purchase price and therefore no goodwill was recognized.

The following table summarizes the consideration transferred for our 55% controlling interest in TWB and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Consideration Transferred:
Cash consideration	$17,869
Fair value of previously held interest in TWB	72,369

Total consideration	$90,238

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	$70,826
Accounts receivable	52,012
Inventories	20,403
Prepaid expenses and other current assets	4,027
Intangible assets	22,028
Other noncurrent assets	103
Property, plant and equipment	52,390

Total identifiable assets	221,789
Accounts payable	(50,642)
Accrued liabilities	(6,431)
Deferred taxes	(2,109)

Net assets	162,607
Noncontrolling interest	(72,369)

Total consideration	$90,238

The fair value of our previously held equity interest and the noncontrolling interest was derived using a market approach, and included a minority discount of 10% to reflect management’s estimate of the control premium.

Operating results of TWB have been included in our consolidated statements of earnings from the acquisition date, forward. For periods prior to the acquisition date, our portion of the equity in the net income of TWB was included within equity in net income of unconsolidated affiliates in our consolidated statements of earnings. Pro forma results, including the acquired business since the beginning of fiscal 2013, would not be materially different than reported results.

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

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at August 31, 2013:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$4,113
	Other assets	-	Other liabilities	1,916

		-		6,029

Commodity contracts	Receivables	2,305	Accounts payable	-

		2,305		-

Totals		$2,305		$6,029

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$878	Accounts payable	$284

Totals		$878		$284

Total Derivative Instruments		$3,183		$6,313

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $240,000 increase in receivables with a corresponding increase in accounts payable.

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

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $740,000 increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same financial statement caption associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at August 31, 2013:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$37,040	September 2013 - December 2014
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended August 31, 2013 and 2012:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended August 31, 2013:
Interest rate contracts	$(203)	Interest expense	$(1,063)	Interest expense	$-
Commodity contracts	3,644	Cost of goods sold	(316)	Cost of goods sold	-

Totals	$3,441		$(1,379)		$-

For the three months ended August 31, 2012:
Interest rate contracts	$(606)	Interest expense	$(983)	Interest expense	$-
Commodity contracts	428	Cost of goods sold	(419)	Cost of goods sold	-

Totals	$(178)		$(1,402)		$-

The estimated net amount of the losses recognized in accumulated OCI at August 31, 2013 expected to be reclassified into net earnings within the succeeding twelve months is $2,558,000 (net of tax of $1,554,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2013, and will change before actual reclassification from OCI to net earnings during the fiscal years ended May 31, 2014 and 2015.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2013:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$28,830	September 2013 - December 2014

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended August 31, 2013 and 2012:

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings for the Three Months Ended August 31,
(in thousands)		2013	2012
Commodity contracts	Cost of goods sold	$676	$1,813
Foreign exchange contracts	Miscellaneous income (expense)	(5)	(863)

Total		$671	$950

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At August 31, 2013, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$3,183	$-	$3,183

Total assets	$-	$3,183	$-	$3,183

Liabilities
Derivative contracts	$-	$6,313	$-	$6,313

Total liabilities	$-	$6,313	$-	$6,313

At May 31, 2013, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$761	$-	$761

Total assets	$-	$761	$-	$761

Liabilities
Derivative contracts	$-	$9,774	$-	$9,774

Total liabilities	$-	$9,774	$-	$9,774

Non-Recurring Fair Value Measurements

At August 31, 2013, our financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$11,827	$-	$11,827

Total assets	$-	$11,827	$-	$11,827

(1)

During the first quarter of fiscal 2014, we determined that certain indicators of impairment were present with regard to certain non-core Steel Processing assets. Recoverability of the identified asset group was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $11,827,000, resulting in an impairment charge of $4,641,000. This impairment charge was recorded within impairment of long-lived assets in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $411,492,000 and $421,056,000 at August 31, 2013 and May 31, 2013, respectively. The carrying amount of long-term debt, including current maturities, was $407,047,000 and $407,328,000 at August 31, 2013 and May 31, 2013, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (“fiscal 2013”) includes additional information about Worthington, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. As of August 31, 2013, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Construction Services and Worthington Energy Innovations operating segments.

During the first quarter of fiscal 2014, we made certain organizational changes impacting the internal reporting and management structure of our Steel Packaging operating segment. As a result of these organizational changes, management responsibilities and internal reporting were realigned under our Steel Processing operating segment. Segment information reported in previous periods has been restated to conform to this new presentation.

We also held equity positions in 12 joint ventures, which operated 47 manufacturing facilities worldwide, as of August 31, 2013.

Overview

The Company’s strong performance during the first quarter of fiscal 2014 was aided by solid earnings growth in Steel Processing and Pressure Cylinders as well as higher earnings from our joint ventures. Net earnings in the current quarter included an $11.0 million pre-tax gain and a $4.5 million favorable tax adjustment related to the acquisition of an additional 10% interest in the Company’s laser welded blanks joint venture, TWB, as more fully described under Recent Business Developments below.

Volume growth was mixed in the first quarter. Pressure Cylinders volumes were down slightly; however, a more favorable product mix due to a shift to higher priced, lower volume tanks led to a 12% increase in net sales. Steel Processing volumes were up 4% driven by contributions from TWB and improvements in the agriculture and heavy truck markets, which were partially offset by lower tolling volumes.

Engineered Cabs continues to experience soft demand due to lower volumes from key customers. We are responding to the current environment and are implementing a plan to adjust costs accordingly without sacrificing production capacity.

Equity in net income of unconsolidated affiliates (“equity income”) during the quarter was up 19% over the prior year period. All of our major joint ventures operated at a profit during the quarter, led by WAVE, ClarkDietrich, and TWB, which contributed $19.7 million, $2.8 million, and $1.8 million of equity income, respectively. TWB’s contribution to equity income decreased $0.8 million, reflecting only two months of activity in the current quarter. As more fully described under Recent Business Developments below, this joint venture was consolidated effective August 1, 2013. We received $26.6 million in distributions from our unconsolidated affiliates during the quarter.

The Company continues its strategy of optimizing existing operations through the Transformation, pursuing growth opportunities that add to our current businesses, and developing new products through innovation. We initiated the diagnostics phase of the Transformation Plan in our Pressure Cylinders operating segment in the first quarter of fiscal 2012, and these efforts are progressing through each facility. Additionally, during the first quarter of fiscal 2013, we initiated the diagnostics phase of the Transformation Plan in our Engineered Cabs operating segment.

Recent Business Developments

•

On July 31, 2013, we acquired an additional 10% interest in our laser welded blanks joint venture, TWB, increasing our ownership to a 55% controlling interest. As a result, TWB’s results are now consolidated within Steel Processing, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11.0 million, which is included in miscellaneous income in our consolidated statement of earnings for the three months ended August 31, 2013.

•	During the quarter, we repurchased a total of 880,500 common shares for $30.5 million at an average price of $34.66.

•	On September 25, 2013, the Board of Directors (the “Board”) declared a quarterly dividend of $0.15 per share payable on December 27, 2013 to shareholders of record on December 13, 2013.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first three months of fiscal 2014 and fiscal 2013 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 50% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of four of our unconsolidated joint ventures are also to the automotive end market.

Approximately 10% of the net sales of our Steel Processing operating segment, 53% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for three of our unconsolidated joint ventures, WAVE, ClarkDietrich and WMSFMCo. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 40% and 47% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as retail, industrial, lawn and garden, agriculture, energy, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended August 31,
	2013	2012	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.1%	3.0%	-1.9%
Hot-Rolled Steel ($ per ton) [2]	$627	$616	$11
Detroit Three Auto Build (000’s vehicles) [3]	2,138	2,068	70
No. America Auto Build (000’s vehicles) [3]	3,897	3,802	95
Zinc ($ per pound) [4]	$0.84	$0.84	$0.00
Natural Gas ($ per mcf) [5]	$3.63	$2.74	$0.89
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.87	$3.82	$0.05

[1]

2012 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Autobase [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand for our products. A year-over-year increase in U.S. GDP growth rates is indicative of an improving economy, which generally increases demand for our products. Conversely, decreasing U.S. GDP growth rates generally have the opposite effect. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2014, fiscal 2013 and fiscal 2012:

	Fiscal Year
(Dollars per ton 1)	2014	2013	2012
1st Quarter	$627	$616	$709
2nd Quarter	N/A	$622	$660
3rd Quarter	N/A	$629	$718
4th Quarter	N/A	$595	$684
Annual Avg.	N/A	$616	$693

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the first quarter of fiscal 2014. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2014, vehicle production for the Detroit Three automakers was up 3% over the comparable period in the prior year. Additionally, North American vehicle production during the first quarter of fiscal 2014 increased 2% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2014 Compared to Fiscal 2013

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$692.3	100.0%	$666.0	100.0%	$26.3
Cost of goods sold	581.3	84.0%	572.4	85.9%	8.9

Gross margin	111.0	16.0%	93.6	14.1%	17.4
Selling, general and administrative expense	71.6	10.3%	59.4	8.9%	12.2
Impairment of long-lived assets	4.7	0.7%	1.6	0.2%	3.1
Restructuring and other expense (income)	(4.0)	-0.6%	0.4	0.1%	(4.4)
Joint venture transactions	0.1	0.0%	(1.2)	-0.2%	1.3

Operating income	38.6	5.6%	33.4	5.0%	5.2
Miscellaneous income	10.9	1.6%	0.3	0.0%	10.6
Interest expense	(6.2)	-0.9%	(5.3)	-0.8%	0.9
Equity in net income of unconsolidated affiliates	27.0	3.9%	22.6	3.4%	4.4
Income tax expense	(13.9)	-2.0%	(16.1)	-2.4%	(2.2)

Net earnings	56.4	8.1%	34.9	5.2%	21.5
Net earnings attributable to noncontrolling interest	1.8	0.3%	0.9	0.1%	(0.9)

Net earnings attributable to controlling interest	$54.6	7.9%	$34.0	5.1%	$20.6

Net earnings attributable to controlling interest for the three months ended August 31, 2013 increased $20.6 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $26.3 million from the comparable period in the prior year. Higher overall volumes, aided by acquisitions, favorably impacted net sales by $55.1 million. The impact of higher overall volumes was partially offset by lower average selling prices, primarily in Steel Processing, which negatively impacted net sales by $28.8 million.

•

Gross margin increased $17.4 million from the comparable period in the prior year due to the aforementioned acquisitions, a more favorable product mix in Pressure Cylinders and lower inventory holding losses in Steel Processing.

•

SG&A expense increased $12.2 million from the comparable period in the prior year, primarily due to the impact of acquisitions, a $2.0 million legal accrual in the current quarter and higher profit sharing and bonus expense as a result of increased earnings.

•

Impairment charges of $4.7 million related to certain non-core assets within Steel Processing. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Fair Value” of this Quarterly Report on Form 10-Q.

•

Restructuring income of $4.0 million was driven by a $4.8 million gain on the sale of our Integrated Terminals warehouse facility in Detroit, Michigan, partially offset by an accrual for severance costs associated with the consolidation of our BernzOmatic hand torch manufacturing operation in Medina, New York into our facility in Chilton, Wisconsin ($0.4 million) and facility exit costs related to the closure of our Commercial Stairs operating segment ($0.4 million). For additional information regarding our restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•	Interest expense of $6.2 million was $0.9 million higher than the comparable period in the prior year, primarily due to the impact of higher average interest rates.

•

Miscellaneous income of $10.9 million included an $11.0 million non-cash gain related to the acquisition of an additional 10% interest in the TWB joint venture. As required by the applicable accounting guidance, the Company recognized a gain for the difference between the fair value of its previously-held interest in TWB and the carrying value of that interest at the acquisition date. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Acquisitions.”

•

Equity income increased $4.4 million from the comparable period in the prior year as the equity portion of income from ClarkDietrich, WAVE and ArtiFlex exceeded the prior year quarter by $2.4 million, $1.3 million and $0.7 million, respectively. TWB’s contribution to equity income decreased $0.8 million, reflecting only two months of activity in the current quarter since the acquisition of an additional 10% interest resulted in the consolidation of this joint venture effective August 1, 2013. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $2.2 million from the comparable period in the prior year, as the impact of higher earnings was more than offset by higher forecasted tax credits, a higher forecasted deduction for qualified production activities income, and the impact of several discrete tax adjustments. The significant discrete tax adjustments recorded in the current period included: (i) a $1.2 million favorable adjustment for the difference between the actual tax credit earned by one of the Company’s joint ventures and the original amount estimated in the prior year, (ii) a $4.5 million reduction in the estimated U.S. deferred tax liability primarily associated with the unremitted earnings of foreign corporations owned by TWB resulting from the Company acquiring control of TWB (see “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Acquisitions”), and (iii) a $1.4 million deferred tax liability associated with the gain recorded in the TWB transaction. The current quarter expense of $13.9 million was calculated using an estimated annual effective rate of 28.9% versus 32.6% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE J – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$402.4	100.0%	$385.0	100.0%	$17.4
Cost of goods sold	351.0	87.2%	341.8	88.8%	9.2

Gross margin	51.4	12.8%	43.2	11.2%	8.2
Selling, general and administrative expense	28.8	7.2%	26.5	6.9%	2.3
Impairment of long-lived assets	4.7	1.2%	-	0.0%	4.7
Restructuring and other income	(4.8)	-1.2%	-	0.0%	(4.8)

Operating income	$22.7	5.6%	$16.7	4.3%	$6.0

Material cost	$287.7		$282.1		$5.6
Tons shipped (in thousands)	720		695		25

Net sales and operating highlights were as follows:

•

Net sales increased $17.4 million from the comparable period in the prior year as higher volumes resulting from the consolidation of TWB effective August 1, 2013, and increased sales in the agriculture and heavy truck markets more than offset the impact of lower average selling prices due to a shift in product mix. The mix of direct versus toll tons processed was 58% to 42% this quarter, compared with a 54% to 46% mix in the comparable quarter of the prior year. The change in mix of direct versus toll tons was driven primarily by our Spartan joint venture. As expected, volumes at Spartan were down as a result of our partner moving business to their in-house galvanizing facility. However, volumes have stabilized at the lower level and the business remains solidly profitable.

•

Operating income increased $6.0 million driven by an increase in gross margin as a result of lower inventory holding losses in current quarter. The improvement in margin was partially offset by an increase in SG&A expense due to higher profit sharing and bonus expense as a result of increased earnings. Current quarter impairment charges related to certain non-core Steel Processing assets were more than offset by a $4.8 million gain on the sale of our warehouse facility in Detroit, Michigan, which was recorded within restructuring and other income.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$216.9	100.0%	$194.2	100.0%	$22.7
Cost of goods sold	166.4	76.7%	155.4	80.0%	11.0

Gross margin	50.5	23.3%	38.8	20.0%	11.7
Selling, general and administrative expense	30.6	14.1%	22.2	11.4%	8.4
Impairment of long-lived assets	-	0.0%	1.6	0.8%	(1.6)
Restructuring and other expense	0.4	0.2%	-	0.0%	0.4

Operating income	$19.5	9.0%	$15.0	7.7%	$4.5

Material cost	$101.6		$92.1		$9.5
Units shipped (in thousands)	20,847		21,469		(622)

Net sales and operating highlights were as follows:

•	Net sales increased $22.7 million from the comparable period in the prior year driven primarily by the impact of prior year acquisitions.

•

Operating income was up $4.5 million over the comparable period in the prior year due primarily to improved margin driven by contributions from recent acquisitions, which resulted in a more favorable product mix. The improvement in gross margin was partially offset by an increase in SG&A expense due to the impact of acquisitions and an increase in corporate allocated expenses.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$48.5	100.0%	$64.5	100.0%	$(16.0)
Cost of goods sold	41.9	86.4%	52.8	81.9%	(10.9)

Gross margin	6.6	13.6%	11.7	18.1%	(5.1)
Selling, general and administrative expense	6.9	14.2%	7.0	10.9%	(0.1)

Operating income (loss)	$(0.3)	-0.6%	$4.7	7.3%	$(5.0)

Material cost	$22.1		$32.1		$(10.0)

Net sales and operating highlights were as follows:

•	Net sales decreased $16.0 million from the comparable period in the prior year driven primarily by lower volumes from key customers, which had lower demand during the quarter.

•	Operating income decreased $5.0 million driven almost entirely by lower volumes.

Other

The Other category includes the Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category, as is the activity related to the wind-down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$24.5	100.0%	$22.3	100.0%	$2.2
Cost of goods sold	22.0	89.8%	22.3	100.0%	(0.3)

Gross margin	2.5	10.2%	-	0.0%	2.5
Selling, general and administrative expense	5.2	21.2%	3.8	17.0%	1.4
Restructuring and other expense	0.4	1.6%	0.4	1.8%	-
Joint venture transactions	0.1	0.4%	(1.2)	-5.4%	1.3

Operating loss	$(3.2)	-13.1%	$(3.0)	-13.5%	$(0.2)

Net sales and operating highlights were as follows:

•	Net sales increased $2.2 million from the comparable period in the prior year, primarily due to higher volumes in the Energy Innovations operating segment.

•

Operating loss of $3.2 million was $0.2 million higher than the comparable period in the prior year, as the increase in gross margin was more than offset by higher SG&A expense and the impact of the joint venture transactions. The increase in SG&A expense was primarily due to a $2.0 million legal accrual in the current quarter.

Liquidity and Capital Resources

During the three months ended August 31, 2013, we generated $94.5 million of cash from operating activities, invested $13.4 million in property, plant and equipment and paid $30.5 million to repurchase 880,500 of our common shares. The following table summarizes our consolidated cash flows for the three months ended August 31, 2013 and 2012:

	Three Months Ended August 31,
(in millions)	2013	2012
Net cash provided by operating activities	$94.5	$71.0
Net cash provided (used) by investing activities	52.8	(10.1)
Net cash used by financing activities	(77.6)	(71.4)

Increase (decrease) in cash and cash equivalents	69.7	(10.5)
Cash and cash equivalents at beginning of period	51.4	41.0

Cash and cash equivalents at end of period	$121.1	$30.5

We believe we have access to adequate resources to meet our needs for normal operating costs, mandatory capital expenditures and debt redemptions, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. We also believe that we have adequate access to the financial markets to allow us to be in a position to sell long-term debt or equity securities. However, given the uncertainty and volatility in the financial markets, our ability to access capital, and the terms under which we can do so, may change.

The cash and cash equivalents balance at August 31, 2013 included $41.0 million of cash held by subsidiaries outside of the United States that the Company intends to indefinitely reinvest. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intentions to repatriate this cash.

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

Net cash provided by operating activities was $94.5 million during the three months ended August 31, 2013 compared to $71.0 million in the comparable period of fiscal 2013. The difference was driven largely by changes in working capital needs.

Investing Activities

Net cash provided by investing activities was $52.8 million during the three months ended August 31, 2013 compared to net cash used of $10.1 million in the comparable period of fiscal 2013. The increase was primarily driven by the acquisition of TWB, as the cash balance at the time of acquisition exceeded the $17.9 million we paid for our additional 10% interest by $53.0 million. Additionally, we received excess distributions from ClarkDietrich of $5.5 million during the three months ended August 31, 2013.

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

Financing Activities

Net cash used by financing activities was $77.6 million during the three months ended August 31, 2013. During the current quarter, we repaid $51.5 million of short-term borrowings and paid $30.5 million to repurchase 880,500 of our common shares.

As of August 31, 2013, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at August 31, 2013 were unchanged from those reported as of May 31, 2013.

Common shares – The Board declared a quarterly dividend of $0.15 per common share during the first quarter of fiscal 2014 compared to $0.13 per common share during the first quarter of fiscal 2013. On December 10, 2012, the Board declared an accelerated cash dividend for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. As a result, no dividends were paid on our common shares during the three months ended August 31, 2013. The dividend declared during the first quarter of fiscal 2014 was paid on September 27, 2013 to shareholders of record as of September 13, 2013.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 4,222,332 remained available for repurchase at August 31, 2013. During the first quarter of fiscal 2014, 880,500 common shares were repurchased under this authorization.

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

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2013 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2013, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13.7 million at August 31, 2013. We have also guaranteed the repayment of a $4.6 million term loan entered into by ArtiFlex, one of our unconsolidated joint ventures. In addition, we had in place $11.7 million of outstanding stand-by letters of credit for third-party beneficiaries as of August 31, 2013. These letters of credit were issued to third-party service providers and had no amounts drawn against them at August 31, 2013. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. We adopted this new guidance on June 1, 2013, and have provided the required disclosures in “NOTE N – Derivative Instruments and Hedging Activities.”

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three months ended August 31, 2013 and 2012. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2012. We adopted the deferred provisions, which relate to presentation only, on June 1, 2013 and have provided the required disclosures in “NOTE G – Comprehensive Income.” There was no impact on our financial position or results of operations.

In July 2012, amended accounting guidance was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this amended accounting guidance on June 1, 2013, did not have a material impact on our financial position or results of operations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2013 Form 10-K.

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

During the first quarter of fiscal 2014, we determined that certain indicators of impairment were present with regard to certain non-core Steel Processing assets. Recoverability of the identified asset group was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $11.8 million, resulting in an impairment charge of $4.6 million.

Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and the estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of earnings. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the three months ended August  31, 2013.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2013). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2013) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (the “2013 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2013, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2013 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2013 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2013:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2013	111,628	(2)	$32.10	-	5,102,832
July 1-31, 2013	845,470	(2)	$34.83	780,500	4,322,332
August 1-31, 2013	100,000		$35.84	100,000	4,222,332

Total	1,057,098		$34.28	880,500

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares. At August 31, 2013, 4,222,332 common shares remained available for repurchase under this authorization. The common shares available for repurchase may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 111,628 common shares and 64,970 common shares surrendered by employees in June 2013 and July 2013, respectively, to satisfy tax withholding obligations upon exercise of stock options and vesting of restricted common shares. These common shares were not counted against the 10,000,000 share repurchase authorization in effect during the first quarter of fiscal 2014 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (SEC File No. 001-08399))

10.2

Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc., approved effective June 28, 2013 and effective September 2013 (incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (SEC File No. 001-08399))

10.3

Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers of Worthington Industries, Inc. (incorporated herein by reference to Exhibit 10.62 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (SEC File No. 001-08399))

10.4

First Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (First Amendment effective as of June 26, 2013; performance goals approved by shareholders on September 26, 2013) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399))

10.5

Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment approved by shareholders and effective September 26, 2013) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399))

10.6

First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (First Amendment approved by shareholders and effective on September 26, 2013) (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399))

10.7

First Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (First Amendment effective September 26, 2013) (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399))

10.8

First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013) (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399))

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2013 and May 31, 2013;
(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2013 and August 31, 2012;
(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2013 and August 31, 2012;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and August 31, 2012; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 10, 2013	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (SEC File No. 001-08399)

10.2	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc., approved effective June 28, 2013 and effective September 2013	Incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (SEC File No. 001-08399)

10.3

Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers of Worthington Industries, Inc.

Incorporated herein by reference to Exhibit 10.62 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (SEC File No. 001-08399)

10.4

First Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (First Amendment effective as of June 26, 2013; performance goals approved by shareholders on September 26, 2013)

Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

10.5	Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment approved by shareholders and effective September 26, 2013)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

10.6	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (First Amendment approved by shareholders and effective on September 26, 2013)	Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

10.7	First Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (First Amendment effective September 26, 2013)	Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

10.8	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013)	Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at August 31, 2013 and May 31, 2013;

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2013 and August 31, 2012;

(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2013 and August 31, 2012;

(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and August 31, 2012; and

(v)	Notes to Consolidated Financial Statements.