Form 10-Q
period 2013-11-30
WORTHINGTON INDUSTRIES INC
filed 2014-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On December 31, 2013, the number of Common Shares, without par value, issued and outstanding was 70,412,341.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30, 2013	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$109,055	$51,385
Receivables, less allowances of $3,338 and $3,408 at November 30, 2013 and May 31, 2013	433,995	394,327
Inventories:
Raw materials	188,351	175,093
Work in process	104,474	103,861
Finished products	99,582	77,814

Total inventories	392,407	356,768
Income taxes receivable	2,619	724
Assets held for sale	2,435	3,040
Deferred income taxes	22,655	21,928
Prepaid expenses and other current assets	41,449	38,711

Total current assets	1,004,615	866,883
Investments in unconsolidated affiliates	174,546	246,125
Goodwill	212,622	213,858
Other intangible assets, net of accumulated amortization of $28,652 and $26,669 at November 30, 2013 and May 31, 2013	128,026	147,144
Other assets	16,584	17,417
Property, plant & equipment:
Property, plant & equipment at cost	1,111,765	1,052,636
Less: accumulated depreciation	606,757	593,206

Property, plant and equipment, net	505,008	459,430

Total assets	$2,041,401	$1,950,857

Liabilities and equity
Current liabilities:
Accounts payable	$283,019	$222,696
Short-term borrowings	43,451	113,728
Accrued compensation, contributions to employee benefit plans and related taxes	64,769	68,043
Dividends payable	11,148	551
Other accrued items	42,472	36,536
Income taxes payable	5,486	6,268
Current maturities of long-term debt	1,107	1,092

Total current liabilities	451,452	448,914
Other liabilities	69,627	70,882
Distributions in excess of investment in unconsolidated affiliate	61,107	63,187
Long-term debt	405,660	406,236
Deferred income taxes	72,162	89,401

Total liabilities	1,060,008	1,078,620
Shareholders’ equity — controlling interest	863,789	830,822
Noncontrolling interest	117,604	41,415

Total equity	981,393	872,237

Total liabilities and equity	$2,041,401	$1,950,857

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Net sales	$769,900	$622,622	$1,462,191	$1,288,657
Cost of goods sold	641,668	527,766	1,222,995	1,100,150

Gross margin	128,232	94,856	239,196	188,507

Selling, general and administrative expense	78,395	65,101	149,935	124,523
Impairment of long-lived assets	30,734	(50)	35,375	1,520
Restructuring and other expense (income)	(1,182)	1,262	(5,179)	1,665
Joint venture transactions	786	(279)	928	(1,441)

Operating income	19,499	28,822	58,137	62,240
Other income (expense):
Miscellaneous income	2,472	303	13,409	468
Interest expense	(6,258)	(6,334)	(12,498)	(11,593)
Equity in net income of unconsolidated affiliates	21,086	25,221	48,037	47,864

Earnings before income taxes	36,799	48,012	107,085	98,979
Income tax expense	8,459	15,390	22,392	31,492

Net earnings	28,340	32,622	84,693	67,487
Net earnings attributable to noncontrolling interest	5,363	796	7,159	1,699

Net earnings attributable to controlling interest	$22,977	$31,826	$77,534	$65,788

Basic
Average common shares outstanding	69,304	68,934	69,454	68,604

Earnings per share attributable to controlling interest	$0.33	$0.46	$1.12	$0.96

Diluted
Average common shares outstanding	71,826	70,411	72,089	69,834

Earnings per share attributable to controlling interest	$0.32	$0.45	$1.08	$0.94

Common shares outstanding at end of period	69,138	69,060	69,138	69,060

Cash dividends declared per share	$0.15	$0.13	$0.30	$0.26

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Net earnings	$28,340	$32,622	$84,693	$67,487
Other comprehensive income (loss), net of tax:
Foreign currency translation	3,037	4,167	2,551	8,075
Pension liability adjustment	-	-	-	(172)
Cash flow hedges	353	(329)	3,704	655

Other comprehensive income	3,390	3,838	6,255	8,558

Comprehensive income	31,730	36,460	90,948	76,045
Comprehensive income attributable to noncontrolling interest	5,679	1,043	6,458	2,057

Comprehensive income attributable to controlling interest	$26,051	$35,417	$84,490	$73,988

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Operating activities
Net earnings	$28,340	$32,622	$84,693	$67,487
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,095	16,101	39,555	31,088
Impairment of long-lived assets	30,734	(50)	35,375	1,520
Provision for deferred income taxes	(13,110)	(1,320)	(21,534)	3,359
Bad debt expense (income)	185	492	(296)	499
Equity in net income of unconsolidated affiliates, net of distributions	(3,506)	(7,057)	(9,421)	(14,415)
Net gain on sale of assets	(7,188)	(2,379)	(11,850)	(69)
Stock-based compensation	4,722	3,740	8,502	6,933
Excess tax benefits - stock-based compensation	(1,534)	-	(5,832)	-
Gain on previously held interest in TWB	-	-	(11,000)	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	7,574	30,634	15,229	68,750
Inventories	(21,838)	40,883	(21,323)	57,901
Prepaid expenses and other current assets	4,072	1,746	1,707	1,602
Other assets	139	91	575	2,937
Accounts payable and accrued expenses	(23,922)	(30,617)	16,700	(70,191)
Other liabilities	4,556	3,495	2,703	1,978

Net cash provided by operating activities	29,319	88,381	123,783	159,379

Investing activities
Investment in property, plant and equipment	(17,060)	(7,911)	(30,414)	(24,616)
Acquisitions, net of cash acquired	276	(62,110)	53,233	(62,110)
Distributions from unconsolidated affiliates	3,668	-	9,223	-
Proceeds from sale of assets	16,086	9,090	23,733	15,675

Net cash provided (used) by investing activities	2,970	(60,931)	55,775	(71,051)

Financing activities
Net payments of short-term borrowings	(18,736)	(14,508)	(70,277)	(238,196)
Proceeds from long-term debt	-	-	-	150,000
Principal payments on long-term debt	(285)	(363)	(569)	(805)
Proceeds from issuance of common shares	4,286	4,773	6,487	15,628
Excess tax benefits - stock-based compensation	1,534	-	5,832	-
Payments to noncontrolling interest	(875)	(5,990)	(2,638)	(5,990)
Repurchase of common shares	(19,800)	-	(50,316)	-
Dividends paid	(10,407)	(8,954)	(10,407)	(17,104)

Net cash used by financing activities	(44,283)	(25,042)	(121,888)	(96,467)

Increase (decrease) in cash and cash equivalents	(11,994)	2,408	57,670	(8,139)
Cash and cash equivalents at beginning of period	121,049	30,481	51,385	41,028

Cash and cash equivalents at end of period	$109,055	$32,889	$109,055	$32,889

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the results of operations of these interim periods, have been included. Operating results for the three and six months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014 (“fiscal 2014”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (“fiscal 2013”) of Worthington Industries, Inc. (the “2013 Form 10-K”).

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

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into ClarkDietrich. The buildings and equipment associated with the majority of these facilities were sold during fiscal 2013 and fiscal 2012. The remaining facilities are expected to be sold during fiscal 2014 and actions to locate buyers are ongoing. As the other relevant criteria for classification as assets held for sale have been satisfied, the $2,435,000 carrying value of these asset groups, which consist primarily of property, plant and equipment, is presented separately in our consolidated balance sheet as of November 30, 2013.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three and six months ended November 30, 2013 and 2012. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2012. We adopted the deferred provisions, which relate to presentation only, on June 1, 2013 and have provided the required disclosures in “NOTE G – Comprehensive Income.” There was no impact on our financial position or results of operations.

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

NOTE B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At November 30, 2013, these equity investments and the percentage interests owned consisted of: ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), ClarkDietrich (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (50%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

On July 31, 2013, we acquired an additional 10% interest in our laser welded blanks joint venture, TWB Company, L.L.C. (“TWB”), increasing our ownership to a 55% controlling interest. Since that date, TWB’s results have been consolidated within Steel Processing versus reported in equity in net income of unconsolidated affiliates. For additional information, refer to “NOTE M – Acquisitions.”

On October 18, 2013, we finalized an agreement with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc. to form Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd., which is awaiting regulatory approval. Initially, we will own a 10% interest in the joint venture with the option to increase our ownership interest to 34%. The joint venture will construct a plant in Zhejiang Province in the People’s Republic of China that will produce cold rolled strip steel primarily for the automotive industry.

During the second quarter of fiscal 2014, we dissolved our wind turbine joint venture, Gestamp Worthington Wind Steel, LLC, due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit. This event did not have a material impact on our financial position or results of operations.

We received distributions from unconsolidated affiliates totaling $47,839,000 during the six months ended November 30, 2013. We have received cumulative distributions from WAVE in excess of our investment balance totaling $61,107,000 and $63,187,000 at November 30, 2013 and May 31, 2013, respectively. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. During the three and six months ended November 30, 2013, we received excess distributions from ClarkDietrich of $3,668,000 and $9,223,000, respectively.

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	November 30, 2013	May 31, 2013
Cash	$47,835	$70,380
Receivable from partner (1)	8,319	69,706
Other current assets	420,514	518,262
Noncurrent assets	299,238	350,681

Total assets	$775,906	$1,009,029

Current liabilities	$123,255	$181,111
Short-term borrowings	20,009	21,369
Current maturities of long-term debt	4,991	5,442
Long-term debt	271,490	274,750
Other noncurrent liabilities	19,376	18,345
Equity	336,785	508,012

Total liabilities and equity	$775,906	$1,009,029

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2013	2012	2013	2012
Net sales	$357,236	$438,260	$780,717	$885,113
Gross margin	76,068	86,307	165,882	164,226
Operating income	51,532	56,900	116,072	108,610
Depreciation and amortization	9,104	9,903	19,441	19,109
Interest expense	2,233	2,208	4,456	4,469
Income tax expense	2,862	176	5,892	3,646
Net earnings	46,149	54,864	105,783	101,149

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

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

A progression of the liabilities created as part of the Transformation Plan during the six months ended November 30, 2013, combined with a reconciliation to the restructuring and other expense (income) financial statement caption in our consolidated statement of earnings is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$5,029	$4,292	$(1,135)	$37	$8,223
Facility exit and other costs	1,200	2,158	(798)	(37)	2,523

	$6,229	6,450	$(1,933)	$-	$10,746

Net gain on sale of assets		(10,701)
Less: joint venture transactions		(928)

Restructuring and other expense		$(5,179)

During the six months ended November 30, 2013, the following actions were taken in connection with the Transformation Plan:

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized $928,000 of facility exit and other costs. These costs were recognized within the joint venture transactions financial statement caption in our consolidated statements of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our former Metal Framing operating segment.

•	In connection with the closure of our commercial stairs business, we incurred facility exit charges of $1,030,000.

•

In connection with the consolidation of the BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders’ facility in Chilton, Wisconsin, we recognized an additional $578,000 accrual for expected employee severance costs. During the fourth quarter of fiscal 2013, we recognized a $2,488,000 accrual for expected severance costs related to this matter.

•	On June 30, 2013, the Company completed the sale of Integrated Terminals, its warehouse facility in Detroit, Michigan, for cash proceeds of $7,457,000, resulting in a gain of $4,762,000.

•

On November 12, 2013, the Company entered into an agreement to sell the operating assets related to its steel high pressure and acetylene cylinders business in North America, resulting in a gain of $5,939,000. In connection with this transaction, the Company recognized a $3,714,000 accrual for expected severance costs and incurred facility exit charges of $200,000.

Approximately $8,863,000 of the total liability shown in the table above is expected to be paid in the next twelve months. The remaining liability, which consists of lease termination costs and certain severance benefits, will be paid through September 2016.

NOTE D – Contingent Liabilities

On August 5, 2013, we tendered to our excess loss carrier, who accepted the tender, a wrongful death claim against the Company involving a MAPP gas cylinder. Pursuant to the tender and its acceptance, our overall exposure related to this matter is limited to $2,000,000. As a result, a pre-tax charge of $2,000,000 was recorded within SG&A expense during the six months ended November 20, 2013.

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

Insurance Recoveries

On August 19, 2013, a fire occurred at our Pressure Cylinders facility in Kienberg, Austria, in the building that houses the massing process in the production of acetylene cylinders. The other portions of the Austrian facility were not damaged; however, the massing building sustained extensive damage and was rendered inoperable. We have incurred losses related to the destruction of assets caused by the fire. Additionally, we have incurred and will continue to incur incremental business interruption costs. The Company has business interruption and property damage insurance and, as a result, the fire did not have a material adverse impact on the Company’s financial results.

During the second quarter of fiscal 2014, the Company received proceeds of $2,623,000 for the property portion of the claim, representing advance payments for the replacement value of the damaged property and equipment. These proceeds were in excess of the $145,000 remaining book value of the assets, resulting in a gain of $2,478,000. This gain was recorded within miscellaneous income in our consolidated statement of earnings for the six months ended November 30, 2013. We will continue to receive payments from the insurance company for the replacement value of the property and equipment throughout the rebuild process.

Total proceeds received related to the insurance claim since the date of loss were as follows:

(in thousands)
Property and equipment	$2,623
Business interruption	676
Other expenses	267

Total insurance proceeds	$3,566

The proceeds for business interruption relate to the loss of profits from the date of the fire through October 31, 2013, and have been recorded as a reduction of manufacturing expense. The proceeds for other expenses represent reimbursement for incremental expenses related to the fire and were recorded as an offset to manufacturing expense.

NOTE E – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2013, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13,459,000 at November 30, 2013. We have also guaranteed the repayment of a term loan entered into by one of our unconsolidated affiliates, ArtiFlex. As of November 30, 2013, the outstanding principal balance on the loan was $4,167,000. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and therefore no amounts have been recognized in our consolidated financial statements.

We also had in place $11,732,000 of outstanding stand-by letters of credit for third-party beneficiaries as of November 30, 2013. These letters of credit were issued to third-party service providers and had no amounts drawn against them at November 30, 2013. The fair value of these guarantee instruments, based on premiums paid, was not material, and therefore no amounts have been recognized in our consolidated financial statements.

NOTE F – Debt and Receivables Securitization

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings outstanding under the Credit Facility were $8,440,000 at November 30, 2013. Additionally, as discussed in “NOTE E – Guarantees,” we provided $11,732,000 in stand-by letters of credit for third-party beneficiaries as of November 30, 2013. While not drawn against, these letters of credit are issued against availability under the Credit Facility, leaving $404,828,000 available at November 30, 2013.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheet. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At November 30, 2013, the applicable variable rate, based on LIBOR, was 1.22%.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2015. The AR Facility has been available throughout fiscal 2014 to date, and was available throughout fiscal 2013. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of November 30, 2013, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $30,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at November 30, 2013 consisted of $5,011,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL. This credit facility matures in November 2014 and bears interest at a variable rate. The applicable variable rate was 2.25% at November 30, 2013.

NOTE G – Comprehensive Income

The following table summarizes the tax effects of each component of other comprehensive income for the three months ended November 30, 2013 and 2012:

	2013			2012
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$3,037	-	$3,037	$4,167	$-	$4,167
Pension liability adjustment	-	-	-	-	-	-
Cash flow hedges	661	(308)	353	553	(882)	(329)

Other comprehensive income	$3,698	$(308)	$3,390	$4,720	$(882)	$3,838

The following table summarizes the tax effects of each component of other comprehensive income for the six months ended November 30, 2013 and 2012:

	2013			2012
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$2,551	$-	$2,551	$8,075	$-	$8,075
Pension liability adjustment	-	-	-	(255)	83	(172)
Cash flow hedges	5,481	(1,777)	3,704	1,777	(1,122)	655

Other comprehensive income	$8,032	$(1,777)	$6,255	$9,597	$(1,039)	$8,558

NOTE H – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the six months ended November 30, 2013:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2013	$244,864	$(12,036)	$597,994	$830,822	$41,415	$872,237
Net earnings	-	-	77,534	77,534	7,159	84,693
Other comprehensive income (loss)	-	6,956	-	6,956	(701)	6,255
Common shares issued	6,487	-	-	6,487	-	6,487
Stock-based compensation	13,448	-	-	13,448	-	13,448
Purchases and retirement of common shares	(4,890)	-	(45,426)	(50,316)	-	(50,316)
Cash dividends declared	-	-	(21,142)	(21,142)	-	(21,142)
Dividend paid to noncontrolling interest	-	-	-	-	(2,638)	(2,638)
Acquisition of TWB	-	-	-	-	72,369	72,369

Balance at November 30, 2013	$259,909	$(5,080)	$608,960	$863,789	$117,604	$981,393

The components of the changes in other comprehensive income (loss) were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2013	$4,025	$(10,221)	$(5,840)	$(12,036)
Other comprehensive income before reclassifications	3,252	-	2,581	5,833
Reclassification adjustments to income (a)	-	-	2,900	2,900
Income taxes	-	-	(1,777)	(1,777)

Balance as of November 30, 2013	$7,277	$(10,221)	$(2,136)	$(5,080)

(a)	The income statement classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE N – Derivative Instruments and Hedging Activities.”

NOTE I – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2013, we granted non-qualified stock options covering a total of 125,200 common shares under our stock-based compensation plans. The weighted average option price of $31.89 per share reflects the market price of the underlying common shares at the grant date. The weighted average fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $12.92 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,482,000, which will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.28%
Expected volatility	52.23%
Risk-free interest rate	1.69%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Restricted Common Shares

During the six months ended November 30, 2013, we granted 369,140 restricted common shares under our stock-based compensation plans. The fair values of these restricted common shares were equal to the weighted average closing market prices of the underlying common shares on the date of grant, or $32.96 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $10,931,000 and will be recognized on a straight-line basis over the three-year vesting period.

Market-Based Restricted Common Shares

During the six months ended November 30, 2013, we granted 360,000 restricted common shares to certain key employees under our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $50.00 per share and remaining at or above that price for 30 consecutive days and the completion of a three-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $24.19 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.28%
Expected volatility	53.40%
Risk-free interest rate	1.41%

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $8,708,000 and will be recognized on a straight-line basis over the three-year service vesting period.

NOTE J – Income Taxes

Income tax expense for the six months ended November 30, 2013 and November 30, 2012 reflected estimated annual effective income tax rates of 27.8% and 32.7%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to non-controlling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is primarily a result of our Spartan and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. Since the consolidation of TWB on July 31, 2013, 100% of the tax expense of TWB’s foreign operations has been included in the Company’s reported income tax expense for financial reporting purposes, and is therefore included in the estimated annual effective income tax rate. For additional information regarding the consolidation of TWB, refer to “NOTE M – Acquisitions.” Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2014 could be materially different from the forecasted rate as of November 30, 2013.

NOTE K – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended November 30, 2013 and 2012:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$22,977	$31,826	$77,534	$65,788
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	69,304	68,934	69,454	68,604
Effect of dilutive securities	2,522	1,477	2,635	1,230

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	71,826	70,411	72,089	69,834

Basic earnings per share attributable to controlling interest	$0.33	$0.46	$1.12	$0.96
Diluted earnings per share attributable to controlling interest	$0.32	$0.45	$1.08	$0.94

Stock options covering common shares of 396 and 1,086,896 for the three months ended November 30, 2013 and 2012, respectively, and 197 and 1,101,973 for the six months ended November 30, 2013 and 2012, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive, as the exercise price of the stock options was greater than the average market price of the common shares during the periods.

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

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2013	2012	2013	2012
Net sales
Steel Processing	$492,134	$344,107	$894,575	$729,119
Pressure Cylinders	214,022	207,494	430,922	401,730
Engineered Cabs	47,868	57,804	96,329	122,299
Other	15,876	13,217	40,365	35,509

Consolidated net sales	$769,900	$622,622	$1,462,191	$1,288,657

Operating income (loss)
Steel Processing	$34,786	$13,807	$57,449	$30,466
Pressure Cylinders	8,275	17,079	27,729	32,105
Engineered Cabs	(20,892)	565	(21,196)	5,259
Other	(2,670)	(2,629)	(5,845)	(5,590)

Consolidated operating income	$19,499	$28,822	$58,137	$62,240

Restructuring and other expense (income)
Steel Processing	$-	$(2)	$(4,762)	$-
Pressure Cylinders	(1,849)	-	(1,447)	6
Engineered Cabs	-	-	-	-
Other	667	1,264	1,030	1,659

Consolidated restructuring and other expense (income)	$(1,182)	$1,262	$(5,179)	$1,665

Impairment of long-lived assets
Steel Processing	$-	$-	$4,641	$-
Pressure Cylinders	11,634	(50)	11,634	1,520
Engineered Cabs	19,100	-	19,100	-
Other	-	-	-	-

Consolidated impairment of long-lived assets	$30,734	$(50)	$35,375	$1,520

Joint venture transactions
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	-
Engineered Cabs	-	-	-	-
Other	786	(279)	928	(1,441)

Consolidated joint venture transactions	$786	$(279)	$928	$(1,441)

(in thousands)	November 30, 2013	May 31, 2013
Total assets
Steel Processing	$827,376	$610,464
Pressure Cylinders	704,901	742,686
Engineered Cabs	179,182	201,048
Other	329,942	396,659

Consolidated total assets	$2,041,401	$1,950,857

NOTE M – Acquisitions

On July 31, 2013, we purchased an additional 10% interest in our laser welded blanks joint venture, TWB, for $17,869,000, increasing our ownership to a 55% controlling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11,000,000, which is included in miscellaneous income in our consolidated statement of earnings for the six months ended November 30, 2013. The acquired net assets became part of our Steel Processing operating segment upon closing.

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

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at November 30, 2013:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$4,113
	Other assets	-	Other liabilities	2,084

		-		6,197

Commodity contracts	Receivables	2,120	Accounts payable	-

		2,120		-

Totals		$2,120		$6,197

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1,055	Accounts payable	$249

Totals		$1,055		$249

Total Derivative Instruments		$3,175		$6,446

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $220,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in the consolidated balance sheet at May 31, 2013:

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

The following table summarizes our cash flow hedges outstanding at November 30, 2013:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$16,940	December 2013 - October 2014
Interest rate contracts	100,000	December 2013 - December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended November 30, 2013 and 2012:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended November 30, 2013:
Interest rate contracts	$(181)	Interest expense	$(1,057)	Interest expense	$-
Commodity contracts	(1,047)	Cost of goods sold	(812)	Cost of goods sold	-

Totals	$(1,228)		$(1,869)		$-

For the three months ended November 30, 2012:
Interest rate contracts	$117	Interest expense	$(665)	Interest expense	$-
Commodity contracts	30	Cost of goods sold	259	Cost of goods sold	-

Totals	$147		$(406)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the six months ended November 30, 2013 and 2012:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the six months ended November 30, 2013:
Interest rate contracts	$(384)	Interest expense	$(2,120)	Interest expense	$-
Commodity contracts	2,617	Cost of goods sold	(1,128)	Cost of goods sold	-

Totals	$2,233		$(3,248)		$-

For the six months ended November 30, 2012:
Interest rate contracts	$(489)	Interest expense	$(1,648)	Interest expense	$-
Commodity contracts	458	Cost of goods sold	(160)	Cost of goods sold	-

Totals	$(31)		$(1,808)		$-

The estimated net amount of the losses recognized in accumulated OCI at November 30, 2013 expected to be reclassified into net earnings within the succeeding twelve months is $1,274,000 (net of tax of $718,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2013, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2014 and 2015.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2013:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$41,720	December 2013 - January 2015

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended November 30, 2013 and 2012:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Three Months Ended November 30,
(in thousands)		2013	2012
Commodity contracts	Cost of good sold	$(394)	$2,420
Foreign exchange contracts	Miscellaneous expense	-	1,084

Total		$(394)	$3,504

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the six months ended November 30, 2013 and 2012:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Six Months Ended November 30,
(in thousands)		2013	2012
Commodity contracts	Cost of good sold	$282	$4,233
Foreign exchange contracts	Miscellaneous expense	(5)	221

Total		$277	$4,454

The gain (loss) on the foreign currency and commodity derivatives significantly offsets the gain (loss) on the hedged item.

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At November 30, 2013, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$3,175	$-	$3,175

Total assets	$-	$3,175	$-	$3,175

Liabilities
Derivative contracts	$-	$6,446	$-	$6,446

Total liabilities	$-	$6,446	$-	$6,446

At May 31, 2013, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts	$-	$761	$-	$761

Total assets	$-	$761	$-	$761

Liabilities
Derivative contracts	$-	$9,774	$-	$9,774

Total liabilities	$-	$9,774	$-	$9,774

Non-Recurring Fair Value Measurements

At November 30, 2013, our financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1) (2)	$-	$-	$-	$-

Total assets	$-	$-	$-	$-

(1)

During the first quarter of fiscal 2014, we determined that certain indicators of impairment were present with regard to certain non-core Steel Processing assets. Recoverability of the identified asset group was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $11,827,000, resulting in an impairment charge of $4,641,000. Fair value was determined based on market prices for similar assets.

(2)

During the second quarter of fiscal 2014, we committed to a re-branding initiative. Under the re-branding initiative, we will re-brand substantially all of our businesses under the Worthington Industries name. In connection with the change in branding strategy, we plan to discontinue the use of all non-Worthington trade names except those related to products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As no future cash flows will be attributed to the impacted trade names, the entire book value was written-off, resulting in an impairment charge of $30,734,000. Fair value was determined using unobservable (Level 3) inputs.

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

The fair value included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $394,003,000 and $421,056,000 at November 30, 2013 and May 31, 2013, respectively. The carrying amount of long-term debt, including current maturities, was $406,767,000 and $407,328,000 at November 30, 2013 and May 31, 2013, respectively.

NOTE P – Subsequent Events

On December 10, 2013, the Company announced to its employees that its Baltimore steel facility will be closing by the end of fiscal 2014. With the consolidation of the steel industry, many of the mills that previously supplied the Baltimore facility have closed, negatively impacting the supply chain there. The Company has concluded that it can more efficiently service its customers in the Mid-Atlantic Region from other Worthington facilities and processing partners, and believes it will retain most of the business.

Production at Baltimore will wind down over the coming months. Employees there will have the opportunity to apply for job openings at other Worthington facilities. For employees who will not continue with the Company, severance and outplacement services will be provided.

The Company does not expect the net effect from the wind down and closure of the Baltimore facility to have a material impact on its financial position or results of operation.

On January 6, 2014, the Company announced that its Pressure Cylinders operating segment signed an agreement to acquire a 75% interest in ARITAS, one of Europe’s leading liquefied natural gas (“LNG”) and cryogenic technology companies. ARITAS offers a broad portfolio of LNG products, cryogenic vessels, systems and services and is located in Istanbul, Turkey. The transaction is awaiting Turkish government approval, which is expected to be completed later this month.

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

We are primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. As of November 30, 2013, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Construction Services and Worthington Energy Innovations operating segments.

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

We also held equity positions in 11 joint ventures, which operated 47 manufacturing facilities worldwide, as of November 30, 2013.

Overview

The Company’s performance during the second quarter of fiscal 2014 was solid, driven by a strong performance in Steel Processing and modest growth in Pressure Cylinders and several joint ventures, partially offset by weakness in Engineered Cabs. Net earnings in the current quarter include non-cash, pre-tax impairment charges of $30.7 million related to the write-off of certain trade name assets in connection with a branding initiative launched during the quarter to re-brand substantially all of the Company’s businesses under the Worthington Industries name. Net earnings also include the impact of a pre-tax gain of $2.5 million within miscellaneous income related to insurance proceeds received during the quarter for property damaged in a fire at the Company’s Pressure Cylinders facility in Austria on August 19, 2013.

Volumes were mixed in the second quarter. Pressure Cylinders volumes were down 9%; however, a more favorable product mix due to a shift to higher priced, lower volume tanks led to a 3% increase in net sales. Steel Processing volumes were up over 30%, driven by contributions from the consolidation of TWB and improvements in the automotive, construction and agriculture markets. Excluding the impact of TWB, Steel Processing volumes were up 16%. Refer to Recent Business Developments below for additional information regarding the acquisition of an additional 10% interest in TWB.

Engineered Cabs continues to experience soft demand due to lower volumes from key customers. We are responding to the current environment and are implementing a plan to adjust costs accordingly without sacrificing production capacity.

Equity in net income of unconsolidated affiliates (“equity income”) during the quarter was down 16% compared to the prior year period. The decrease was driven primarily by the consolidation of TWB on July 31, 2013. Since that date, TWB’s results have been consolidated versus reported in equity income. All of our joint ventures operated at a profit during the quarter, led by WAVE, ClarkDietrich, and WSP, which contributed $15.6 million, $2.3 million, and $1.5 million of equity income, respectively. The equity portion of income from WSP and WAVE exceeded the prior year quarter by $1.0 million and $0.8 million, respectively. We received $21.2 million in distributions from our unconsolidated affiliates during the quarter.

The Company continues its strategy of optimizing existing operations through the Transformation, pursuing growth opportunities that add to our current businesses, and developing new products through innovation. Our Transformation efforts within Pressure Cylinders, which were initiated in the first quarter of fiscal 2012, continue to gain traction and increase in scope. The efforts in our industrial and retail segments in particular are helping to drive recent steady quarterly improvements in our operating margins. Additionally, during the first quarter of fiscal 2013, we initiated the diagnostics phase of the Transformation Plan in our Engineered Cabs operating segment, and these efforts are progressing through each facility.

Recent Business Developments

•

On July 31, 2013, we acquired an additional 10% interest in our laser welded blanks joint venture, TWB, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within Steel Processing since that date, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11.0 million, which is included in miscellaneous income in our consolidated statement of earnings for the six months ended November 30, 2013.

•	During the second quarter of fiscal 2014, we repurchased a total of 500,000 common shares for $19.8 million at an average price of $39.60.

•

During the second quarter of fiscal 2014, we committed to a re-branding initiative to brand substantially all of our businesses under the Worthington Industries name. In connection with the branding strategy, the Company plans to discontinue the use of non-Worthington trade names except for retail brand names including BernzOmatic® and Balloon Time® and those related to our joint ventures. As a result, the Company recognized an impairment charge of $30.7 million during the quarter ended November 30, 2013.

•

On October 18, 2013, we finalized an agreement with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc. to form Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd., which is awaiting regulatory approval. The joint venture will construct a plant in Zhejiang Province in the People’s Republic of China that will produce cold rolled strip steel primarily for the automotive industry. Initially, we will own a 10% interest in the joint venture with the option to increase our ownership interest to 34%.

•

On November 12, 2013, we entered into an agreement to sell the operating assets related to our steel high pressure and acetylene cylinders business in North America. The Company recognized a net gain of $2.0 million in connection with this transaction.

•

On December 10, 2013, the Company announced to its employees that its Baltimore steel facility will be closing by the end of fiscal 2014. With the consolidation of the steel industry, many of the mills that previously supplied the Baltimore facility have closed, negatively impacting the supply chain there. The Company has concluded that it can more efficiently service its customers in the Mid-Atlantic Region from other Worthington facilities and processing partners, and believes it will retain most of the business.

•	On December 18, 2013, the board of directors declared a quarterly dividend of $0.15 per share payable on March 28, 2014 to shareholders of record at March 14, 2014.

•

On January 6, 2014, the Company announced that its Pressure Cylinders operating segment signed an agreement to acquire a 75% interest in ARITAS, one of Europe’s leading liquefied natural gas (“LNG”) and cryogenic technology companies. ARITAS offers a broad portfolio of LNG products, cryogenic vessels, systems and services and is located in Istanbul, Turkey. The transaction is awaiting Turkish government approval, which is expected to be completed later this month.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the second quarter of fiscal 2014 and fiscal 2013 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 60% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of four of our unconsolidated joint ventures are also to the automotive end market. The increase in the portion of total net sales made to the automotive market shown in the table above was driven primarily by the consolidation of TWB on July 31, 2013.

Approximately 9% of the net sales of our Steel Processing operating segment, 55% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for three of our unconsolidated joint ventures: WAVE, ClarkDietrich and WMSFMCo. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 31% and 45% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as retail, industrial, lawn and garden, agriculture, energy, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2013	2012	Inc / (Dec)	2013	2012	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.8%	2.6%	-0.8%	1.7%	2.8%	-1.1%
Hot-Rolled Steel ($ per ton) [2]	$651	$622	$29	$639	$619	$20
Detroit Three Auto Build (000’s vehicles) [3]	2,455	2,211	244	4,555	4,280	275
No. America Auto Build (000’s vehicles) [3]	4,350	4,032	318	8,213	7,834	379
Zinc ($ per pound) [4]	$0.85	$0.91	($0.06)	$0.85	$0.87	($0.02)
Natural Gas ($ per mcf) [5]	$3.63	$3.26	$0.37	$3.63	$3.00	$0.63
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.89	$4.07	($0.18)	$3.88	$3.95	($0.07)

[1]

2012 figures based on revised actuals [2] CRU Index; period average [3] IHS Global[4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand for our products. A year-over-year increase in U.S. GDP growth rates is indicative of an improving economy, which generally increases demand for our products. Conversely, decreasing U.S. GDP growth rates generally have the opposite effect. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2014 (first and second quarters), fiscal 2013, and fiscal 2012:

	Fiscal Year			Increase / (Decrease)
(Dollars per ton 1)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
1st Quarter	$627	$616	$709	$11	1.8%	($93)	-13.1%
2nd Quarter	$651	$622	$660	$29	4.7%	($38)	-5.8%
3rd Quarter	N/A	$629	$718	N/A	N/A	($89)	-12.4%
4th Quarter	N/A	$595	$684	N/A	N/A	($89)	-13.0%
Annual Avg.	N/A	$616	$693	N/A	N/A	($77)	-11.1%

[1]	CRU Hot-Rolled Index Average

No single customer contributed more than 10% of our consolidated net sales during the second quarter of fiscal 2014. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the second quarter of fiscal 2014, vehicle production for the Detroit Three automakers was up 11% over the comparable period in the prior year. Additionally, North American vehicle production during the second quarter of fiscal 2014 increased 8% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter – Fiscal 2014 Compared to Fiscal 2013

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$769.9	100.0%	$622.6	100.0%	$147.3
Cost of goods sold	641.7	83.3%	527.8	84.8%	113.9

Gross margin	128.2	16.7%	94.8	15.2%	33.4
Selling, general and administrative expense	78.4	10.2%	65.1	10.5%	13.3
Impairment of long-lived assets	30.7	4.0%	(0.1)	0.0%	30.8
Restructuring and other expense (income)	(1.2)	-0.2%	1.3	0.2%	(2.5)
Joint venture transactions	0.8	0.1%	(0.3)	0.0%	1.1

Operating income	19.5	2.5%	28.8	4.6%	(9.3)
Miscellaneous income	2.5	0.3%	0.3	0.0%	2.2
Interest expense	(6.3)	-0.8%	(6.3)	-1.0%	-
Equity in net income of unconsolidated affiliates	21.1	2.7%	25.2	4.0%	(4.1)
Income tax expense	(8.5)	-1.1%	(15.4)	-2.5%	(6.9)

Net earnings	28.3	3.7%	32.6	5.2%	(4.3)
Net earnings attributable to noncontrolling interest	(5.3)	-0.7%	(0.8)	-0.1%	4.5

Net earnings attributable to controlling interest	$23.0	3.0%	$31.8	5.1%	$(8.8)

Net earnings attributable to controlling interest for the three months ended November 30, 2013 decreased $8.8 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $147.3 million from the comparable period in the prior year. Higher overall volumes, aided by the impact of acquisitions, favorably impacted net sales by $160.0 million. The impact of higher overall volumes was partially offset by lower average selling prices, which negatively impacted net sales by $12.7 million.

•

Gross margin increased $33.4 million from the comparable period in the prior year. The increase was primarily the result of higher overall volumes and the favorable impact of inventory holding gains in Steel Processing in the current quarter, compared to inventory holding losses in the prior year quarter.

•	SG&A expense increased $13.3 million from the comparable period in the prior year, primarily due to the impact of acquisitions and higher profit sharing and bonus expense.

•

Impairment charges of $30.7 million related to the write-off of certain trade name intangible assets in connection with the branding initiative committed to during the quarter, as more fully described under Recent Business Developments above. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Fair Value” of this Quarterly Report on Form 10-Q.

•

Restructuring income of $1.2 million was driven by a $2.0 million net gain on the sale of our North American steel high pressure and acetylene cylinders business, partially offset by $0.7 million of facility exit costs incurred in connection with the wind-down of our commercial stairs business. For additional information regarding our restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•

In connection with the wind-down of our metal framing business, we recognized net charges of $0.8 million within the joint venture transactions financial statement caption. This amount consisted primarily of facility exit costs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•	Interest expense of $6.3 million was flat relative to the comparable period in the prior year, as average debt levels and average interest rates were relatively consistent.

•

Miscellaneous income of $2.5 million was driven almost entirely by a gain related to insurance proceeds received during the quarter for property and equipment damaged in a fire at our Pressure Cylinders facility in Austria on August 19, 2013.

•

Equity income decreased $4.1 million from the comparable period in the prior year. The decrease was driven primarily by the consolidation of TWB on July 31, 2013. Since that date, TWB’s results have been consolidated versus reported in equity income. TWB contributed $3.8 million to equity income during the prior year period. All joint ventures posted positive results, led by WAVE, ClarkDietrich, and WSP, which contributed $15.6 million, $2.3 million, and $1.5 million of equity income, respectively. The equity portion of income from WSP and WAVE exceeded the prior year quarter by $1.0 million and $0.8 million, respectively. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $6.9 million from the comparable period in the prior year due to lower earnings, primarily resulting from the trade name impairment charges recorded in the current quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note O - Fair Value” for additional information. The current quarter expense of $8.5 million was calculated using an estimated annual effective rate of 27.8% versus 32.7% in the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE J – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$492.1	100.0%	$344.1	100.0%	$148.0
Cost of goods sold	422.7	85.9%	302.8	88.0%	119.9

Gross margin	69.4	14.1%	41.3	12.0%	28.1
Selling, general and administrative expense	34.6	7.0%	27.5	8.0%	7.1

Operating income	$34.8	7.1%	$13.8	4.0%	$21.0

Material cost	$349.8		$243.1		$106.7
Tons shipped (in thousands)	817		626		191

Net sales and operating highlights were as follows:

•

Net sales increased $148.0 million from the comparable period in the prior year. Higher volumes resulting from the consolidation of TWB and increased sales in the automotive, construction and agriculture markets favorably impacted net sales by $155.8 million. Excluding the impact of TWB, overall volumes were up 16% and the mix of direct versus toll tons processed was 57% to 43%, compared to 55% to 45% in the comparable quarter of the prior year.

•

Operating income increased by $21.0 million from the prior year quarter due primarily to higher overall volumes and the positive impact of inventory holding gains in the current quarter compared to inventory holding losses in the prior year quarter.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$214.0	100.0%	$207.5	100.0%	$6.5
Cost of goods sold	163.3	76.3%	164.4	79.2%	(1.1)

Gross margin	50.7	23.7%	43.1	20.8%	7.6
Selling, general and administrative expense	32.6	15.2%	25.9	12.5%	6.7
Impairment of long-lived assets	11.6	5.4%	0.1	0.0%	11.5
Restructuring and other income	(1.8)	-0.9%	-	0.0%	(1.8)

Operating income	$8.3	3.9%	$17.1	8.2%	$(8.8)

Material cost	$95.2		$97.6		$(2.4)
Units shipped (in thousands)	17,694		19,496		(1,802)

Net sales and operating highlights were as follows:

•

Net sales increased $6.5 million from the comparable period in the prior year, as the favorable impact of recent acquisitions was partially offset by softness in the retail market segment and our European cylinder operations.

•

Operating income decreased $8.8 million from the prior year quarter, as the improvement in gross margin was more than offset by trade name impairment charges of $11.6 million and an increase in SG&A expense due to the impact of acquisitions and an increase in corporate allocated expenses. The improvement in gross margin was driven by contributions from recent acquisitions, which resulted in a more favorable product mix. Operating income in the current period was also favorably impacted by a $2.0 million net gain on the sale of the Company’s North American steel high pressure and acetylene cylinders business. For additional information regarding the trade name impairment charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Fair Value” of this Quarterly Report on Form 10-Q.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$47.9	100.0%	$57.8	100.0%	$(9.9)
Cost of goods sold	41.6	86.8%	49.7	86.0%	(8.1)

Gross margin	6.3	13.2%	8.1	14.0%	(1.8)
Selling, general and administrative expense	8.1	16.9%	7.5	13.0%	0.6
Impairment of long-lived assets	19.1	39.9%	-	0.0%	19.1

Operating income (loss)	$(20.9)	-43.6%	$0.6	1.0%	$(21.5)

Material cost	$21.5		$29.9		$(8.4)

Net sales and operating highlights were as follows:

•	Net sales decreased $9.9 million from the comparable period in the prior year driven by lower volumes and the impact of lower average selling prices.

•

Operating loss of $20.9 million represents a $21.5 million decrease from the operating income of $0.6 million in the prior year. The decrease was driven primarily by a $19.1 million impairment charge related to trade names impacted by the re-branding strategy. Lower volumes and higher SG&A expense drove the remainder of the decrease. For additional information regarding the trade name impairment charge, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Fair Value” of this Quarterly Report on Form 10-Q.

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

	Three Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$15.9	100.0%	$13.2	100.0%	$2.7
Cost of goods sold	14.1	88.7%	10.9	82.6%	3.2

Gross margin	1.8	11.3%	2.3	17.4%	(0.5)
Selling, general and administrative expense	3.0	18.9%	3.9	29.5%	(0.9)
Restructuring and other expense	0.7	4.4%	1.3	9.8%	(0.6)
Joint venture transactions	0.8	5.0%	(0.3)	-2.3%	1.1

Operating loss	$(2.7)	-17.0%	$(2.6)	-19.7%	$(0.1)

Net sales and operating highlights were as follows:

•	Net sales increased $2.7 million from the comparable period in the prior year, due primarily to improvement in the Energy Innovations business.

•

Operating loss increased slightly from the comparable period in the prior year, as the improvement in the Energy Innovations business was offset by higher restructuring charges resulting from the wind down of the commercial stairs and metal framing businesses.

Six Months Year-to-Date – Fiscal 2014 Compared to Fiscal 2013

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$1,462.2	100.0%	$1,288.7	100.0%	$173.5
Cost of goods sold	1,223.0	83.6%	1,100.2	85.4%	122.8

Gross margin	239.2	16.4%	188.5	14.6%	50.7
Selling, general and administrative expense	149.9	10.3%	124.5	9.7%	25.4
Impairment of long-lived assets	35.4	2.4%	1.5	-	33.9
Restructuring and other expense (income)	(5.1)	-0.3%	1.7	0.1%	(6.8)
Joint venture transactions	0.9	0.1%	(1.4)	-0.1%	2.3

Operating income	58.1	4.0%	62.2	4.8%	(4.1)
Miscellaneous income	13.4	0.9%	0.5	0.0%	12.9
Interest expense	(12.5)	-0.9%	(11.6)	-0.9%	0.9
Equity in net income of unconsolidated affiliates	48.0	3.3%	47.9	3.7%	0.1
Income tax expense	(22.4)	-1.5%	(31.5)	-2.4%	(9.1)

Net earnings	84.6	5.8%	67.5	5.2%	17.1
Net earnings attributable to noncontrolling interest	(7.1)	-0.5%	(1.7)	-0.1%	5.4

Net earnings attributable to controlling interest	$77.5	5.3%	$65.8	5.1%	$11.7

Net earnings attributable to controlling interest for the six months ended November 30, 2013 increased $11.7 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $173.5 million from the comparable period in the prior year. Higher overall volumes, aided by the impact of acquisitions, favorably impacted net sales by $214.5 million. The impact of higher overall volumes was partially offset by lower average selling prices, which negatively impacted net sales by $41.0 million.

•

Gross margin increased $50.7 million from the comparable period in the prior year due to the aforementioned increase in volumes and a higher spread between average selling prices and material costs due in part to the favorable impact of inventory holding gains in Steel Processing in the current year period, compared to inventory holding losses in the prior year period.

•

SG&A expense increased $25.4 million from the comparable period in the prior year due primarily to the impact of acquisitions, higher profit sharing and bonus expense and a $2.0 million legal accrual related to a product liability matter within Pressure Cylinders. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Contingent Liabilities” of this Quarterly Report on Form 10-Q.

•

Impairment charges of $35.4 million consisted of $30.7 million related to the write-off of certain trade name intangible assets in connection with the branding initiative committed to during the second quarter of fiscal 2014 and $4.7 million related to certain non-core assets within Steel Processing. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Fair Value” of this Quarterly Report on Form 10-Q.

•

Restructuring income of $5.1 million was driven by $6.8 million of net gains on the sale of assets, including $4.8 million related to the sale of our Integrated Terminals warehouse facility in Detroit, Michigan, and $2.0 million related to the sale of our North American steel high pressure and acetylene cylinders business. The impact of these items was partially offset by $0.6 million of accrued severance costs associated with the consolidation of our BernzOmatic hand torch manufacturing operation in Medina, New York into our facility in Chilton, Wisconsin, and $1.0 million of facility exit costs related to the wind-down of our commercial stairs business. For additional information regarding our restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized net charges of $0.9 million within the joint venture transactions financial statement caption. This amount consisted primarily of facility exit costs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE C – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•	Interest expense of $12.5 million was $0.9 million higher than the comparable period in the prior year, primarily due to the impact of higher average interest rates.

•

Equity income was essentially flat relative to the comparable period in the prior year, as the impact of the consolidation of TWB substantially offset the overall improvement from our other joint ventures. All joint ventures posted positive results, led by WAVE, ClarkDietrich, and WSP, which contributed $35.3 million, $5.1 million, and $2.3 million of equity income, respectively. The equity portion of income from ClarkDietrich, WAVE and WSP exceeded the prior year period by $2.3 million, $2.1 million and $1.4 million, respectively. TWB’s contribution to equity income decreased $4.6 million, as only two months of activity are reflected in the current year-to-date period due to our acquisition of an additional 10% ownership interest on July 31, 2013. Since that date, TWB’s results have been consolidated versus reported in equity income. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $9.1 million from the comparable period in the prior year due primarily to higher forecasted tax credits, a higher forecasted deduction for qualified production activities income, and the impact of several discrete tax adjustments recorded in the current period. The significant discrete tax adjustments recorded in the current period included: (i) a $11.2 million favorable adjustment associated with trade name impairment charges (refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note O - Fair Value” for additional information), (ii) a $1.2 million favorable adjustment for the difference between the actual tax credit earned by one of the Company’s joint ventures and the original amount estimated in the prior year, (iii) a $4.5 million reduction in the estimated U.S. deferred tax liability primarily associated with the unremitted earnings of foreign corporations owned by TWB resulting from acquiring control of TWB (refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M - Acquisitions” for additional information), and (iv) a $1.4 million deferred tax liability associated with the gain recorded in the TWB transaction. Tax expense of $22.4 million for the six months was calculated using an estimated annual effective rate of 27.8% versus 32.7% in the prior year comparable period. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE J – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$894.6	100.0%	$729.1	100.0%	$165.5
Cost of goods sold	773.8	86.5%	644.6	88.4%	129.2

Gross margin	120.8	13.5%	84.5	11.6%	36.3
Selling, general and administrative expense	63.5	7.1%	54.0	7.4%	9.5
Restructuring and other income	(0.1)	0.0%	-	0.0%	(0.1)

Operating income	$57.4	6.4%	$30.5	4.2%	$26.9

Material cost	$637.6		$525.2		$112.4
Tons shipped (in thousands)	1,536		1,321		215

Net sales and operating highlights were as follows:

•

Net sales increased $165.5 million from the comparable period in the prior year. Higher volumes resulting from the consolidation of TWB and increased sales in the automotive, construction and agriculture markets favorably impacted net sales by $200.6 million, while lower base material prices in the first six months of fiscal 2014 led to decreased pricing for our products, negatively impacting net sales by $35.1 million. Excluding the impact of TWB, overall volumes were up 8% and the mix of direct versus toll tons processed was 57% to 43%, compared to 55% to 45% in the comparable prior year period.

•

Operating income increased $26.9 million from the comparable period in the prior year due primarily to higher overall volumes and the positive impact of inventory holding gains in the current period compared to inventory holding losses in the prior year period.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$430.9	100.0%	$401.7	100.0%	$29.2
Cost of goods sold	329.7	76.5%	319.9	79.6%	9.8

Gross margin	101.2	23.5%	81.8	20.4%	19.4
Selling, general and administrative expense	63.3	14.7%	48.2	12.0%	15.1
Impairment of long-lived assets	11.6	2.7%	1.5	-	10.1
Restructuring and other income	(1.4)	-0.3%	-	-	(1.4)

Operating income	$27.7	6.4%	$32.1	8.0%	$(4.4)

Material cost	$196.8		$189.6		$7.2
Units shipped (in thousands)	38,541		40,965		(2,424)

Net sales and operating highlights were as follows:

•

Net sales increased $29.2 million from the comparable period in the prior year, as the favorable impact of recent acquisitions was partially offset by softness in the retail market segment and our European cylinder operations.

•

Operating income decreased $4.4 million from prior year, as the improvement in gross margin was more than offset by trade name impairment charges of $11.6 million and an increase in SG&A expense due to the impact of acquisitions and an increase in corporate allocated expenses. The improvement in gross margin was driven by contributions from recent acquisitions, which resulted in a more favorable product mix. The overall decrease in operating income in the current period was also partially offset by a $2.0 million net gain on the sale of the Company’s North American steel high pressure and acetylene cylinders business. For additional information regarding the trade name impairment charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Fair Value” of this Quarterly Report on Form 10-Q.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$96.3	100.0%	$122.3	100.0%	$(26.0)
Cost of goods sold	83.4	86.6%	102.5	83.8%	(19.1)

Gross margin	12.9	13.4%	19.8	16.2%	(6.9)
Selling, general and administrative expense	15.0	15.6%	14.5	11.9%	0.5
Impairment of long-lived assets	19.1	19.8%	-	0.0%	19.1

Operating income (loss)	$(21.2)	-22.0%	$5.3	4.3%	$(26.5)

Material cost	$43.6		$62.1		$(18.5)

Net sales and operating highlights were as follows:

•	Net sales decreased $26.0 million from the comparable period in the prior year driven by lower volumes and the impact of lower average selling prices.

•

Operating loss of $21.2 million represents a $26.5 million decrease from the operating income of $5.3 million in the prior year. The decrease was driven primarily by a $19.1 million impairment charge related to trade names impacted by the re-branding strategy. Lower volumes and higher SG&A expense drove the remainder of the decrease. For additional information regarding the trade name impairment charge, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Fair Value” of this Quarterly Report on Form 10-Q.

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

	Six Months Ended November 30,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$40.4	100.0%	$35.5	100.0%	$4.9
Cost of goods sold	36.1	89.6%	33.1	93.2%	3.0

Gross margin	$4.3	10.6%	$2.4	6.8%	1.9
Selling, general and administrative expense	8.2	20.4%	7.8	22.0%	0.4
Restructuring and other expense	1.0	2.4%	1.7	4.8%	(0.7)
Joint venture transactions	0.9	2.1%	(1.4)	-3.9%	2.3

Operating loss	$(5.8)	-14.4%	$(5.7)	-16.1%	$(0.1)

Net sales and operating highlights were as follows:

•	Net sales increased $4.9 million from the comparable period in the prior year, due primarily to improvement in the Energy Innovations business.

•

Operating loss increased slightly from the comparable period in the prior year to $5.8 million, as the increase in gross margin was more than offset by higher restructuring charges and an increase in expenses related to the joint venture transactions. Restructuring charges in the current period consisted primarily of facility exit costs associated with the wind down of our commercial stairs business.

Liquidity and Capital Resources

During the six months ended November 30, 2013, we generated $123.8 million of cash from operating activities, invested $30.4 million in property, plant and equipment and received proceeds of $23.7 million from the sale of assets. Additionally, we repurchased 1,380,500 of our common shares for $50.3 million and repaid $70.2 million of short-term borrowings. The following table summarizes our consolidated cash flows for the six months ended November 30, 2013 and 2012:

	Six Months Ended November 30,
(in millions)	2013	2012
Net cash provided by operating activities	$123.8	$159.4
Net cash provided (used) by investing activities	55.8	(71.1)
Net cash used by financing activities	(121.9)	(96.4)

Increase (decrease) in cash and cash equivalents	57.7	(8.1)
Cash and cash equivalents at beginning of period	51.4	41.0

Cash and cash equivalents at end of period	$109.1	$32.9

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

The cash and cash equivalents balance at November 30, 2013 included $57.4 million of cash held by subsidiaries outside of the United States that the Company intends to indefinitely reinvest. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations.

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

Net cash provided by operating activities was $123.8 million during the six months ended November 30, 2013 compared to $159.4 million in the comparable period of fiscal 2013. The difference was driven largely by changes in working capital needs partially offset by the improvement in net earnings over the comparable period in the prior year.

Investing Activities

Net cash provided by investing activities was $55.8 million during the six months ended November 30, 2013 compared to net cash used of $71.1 million in the comparable period of fiscal 2013. The increase was primarily driven by acquisition activity, as the current year acquisition of an additional 10% interest in TWB increased the Company’s consolidated cash balance by $53.0 million, as the cash balance at the time of acquisition exceeded the $17.9 million we paid for our additional 10% interest. This compares to $62.1 million paid for Westerman, Inc. in the comparable period in the prior year. Other factors contributing to the overall increase include $9.2 million of excess distributions from ClarkDietrich and higher proceeds from the sale of assets, which increased $8.1 million. The overall increase was partially offset by higher capital expenditures, which increased $5.8 million over the comparable period in the prior year.

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

Financing Activities

Net cash used by financing activities was $121.9 million during the six months ended November 30, 2013. During the first six months of fiscal 2014, we repaid $70.2 million of short-term borrowings and paid $50.3 million to repurchase 1,380,500 of our common shares.

As of November 30, 2013, we were in compliance with our short-term and long-term debt covenants. Our debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at November 30, 2013 were unchanged from those reported as of May 31, 2013.

Common shares – The Board declared quarterly dividends of $0.15 per common share during the first and second quarters of fiscal 2014 compared to $0.13 per common share during the comparable quarters of fiscal 2013. Dividends paid on our common shares totaled $10.1 million and $17.1 million, respectively, during the six months ended November 30, 2013 and 2012. The decrease was due to an accelerated cash dividend for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. As a result, no dividends were paid on our common shares during the first quarter of fiscal 2014. The dividend declared during the first quarter of fiscal 2014 was paid on September 27, 2013 to shareholders of record as of September 13, 2013.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 3,722,332 remained available for repurchase at November 30, 2013. During the first six months of fiscal 2014, a total of 1,380,500 of our common shares were repurchased under this authorization.

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

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors. While we have declared a dividend for every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2013 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements - NOTE F – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2013, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13.5 million at November 30, 2013. We have also guaranteed the repayment of a term loan entered into by one of our unconsolidated affiliates, ArtiFlex. As of November 30, 2013, the outstanding principal balance on the loan was $4.2 million. In addition, we had in place $11.7 million of outstanding stand-by letters of credit for third-party beneficiaries as of November 30, 2013. These letters of credit were issued to third-party service providers and had no amounts drawn against them at November 30, 2013. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three and six months ended November 30, 2013 and 2012. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2012. We adopted the deferred provisions, which relate to presentation only, on June 1, 2013 and have provided the required disclosures in “NOTE G – Comprehensive Income.” There was no impact on our financial position or results of operations.

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

No impairment indicators were present with regard to goodwill during the six months ended November 30, 2013. However, impairment indicators were present with regard to certain trade name intangible assets impacted by the re-branding initiative committed to during the second quarter of fiscal 2014, as more fully described under Recent Business Developments above. In connection with the change in branding strategy, we plan to discontinue the use of all non-Worthington trade names except those related to products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As no future cash flows will be attributed to the impacted trade names, the entire book value was written-off, resulting in an impairment charge of $30.7 million.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2013). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2013) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (our “2013 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2013, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2013 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2013 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2013:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2013	2,234	(2)	$33.16	-	4,222,332
October 1-31, 2013	427,785	(2)	$39.34	425,000	3,797,332
November 1-30, 2013	75,000		$40.90	75,000	3,722,332

Total	505,019		$39.55	500,000

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares. At November 30, 2013, 3,722,332 common shares remained available for repurchase under this authorization. The common shares available for repurchase may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 2,234 common shares and 2,785 common shares surrendered by employees in September 2013 and October 2013, respectively, to satisfy tax withholding obligations upon exercise of stock options. These common shares were not counted against the 10,000,000 share repurchase authorization in effect during the second quarter of fiscal 2014 and discussed in footnote (1) above.

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

10.2

Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment approved by shareholders and effective September 26, 2013) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399))

10.3

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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2013 and May 31, 2013;
(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2013 and November 30, 2012;
(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2013 and November 30, 2012;
(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2013 and November 30, 2012; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2014	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1

First Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (First Amendment effective as of June 26, 2013; performance goals approved by shareholders on September 26, 2013)

Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

10.2	Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment approved by shareholders and effective September 26, 2013)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

10.3	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (First Amendment approved by shareholders and effective on September 26, 2013)	Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

10.4	First Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (First Amendment effective September 26, 2013)	Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

10.5	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013)	Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Worthington Industries, Inc. dated and filed October 1, 2013 (SEC File No. 001-08399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at November 30, 2013 and May 31, 2013;

(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2013 and November 30, 2012;

(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2013 and November 30, 2012;

(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2013 and November 30, 2012; and

(v)	Notes to Consolidated Financial Statements.