Form 10-Q
period 2014-02-28
WORTHINGTON INDUSTRIES INC
filed 2014-04-07
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On March 31, 2014, the number of Common Shares, without par value, issued and outstanding was 69,398,956.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	Outlook, strategy or business plans;
•	future or expected growth, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	projected profitability potential, capacity, and working capital needs;
•	demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing or the supply chain and the results thereof;
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
•

the effect of legislation or regulations relating to the United States debt and budget, which may be adverse due to its impact on tax increases, governmental spending, customer confidence and spending, and the overall economy;

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

•	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•	level of imports and import prices in our markets;
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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 28, 2014	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$52,886	$51,385
Receivables, less allowances of $2,807 and $3,408 at February 28, 2014 and May 31, 2013	467,927	394,327
Inventories:
Raw materials	214,510	175,093
Work in process	123,011	103,861
Finished products	103,823	77,814

Total inventories	441,344	356,768
Income taxes receivable	9,346	724
Assets held for sale	2,435	3,040
Deferred income taxes	23,984	21,928
Prepaid expenses and other current assets	45,678	38,711

Total current assets	1,043,600	866,883
Investments in unconsolidated affiliates	175,454	246,125
Goodwill	237,553	213,858
Other intangible assets, net of accumulated amortization of $32,667 and $26,669 at February 28, 2014 and May 31, 2013	141,446	147,144
Other assets	16,876	17,417
Property, plant & equipment:
Property, plant & equipment at cost	1,133,536	1,052,636
Less: accumulated depreciation	622,558	593,206

Property, plant and equipment, net	510,978	459,430

Total assets	$2,125,907	$1,950,857

Liabilities and equity
Current liabilities:
Accounts payable	$379,230	$222,696
Short-term borrowings	35,356	113,728
Accrued compensation, contributions to employee benefit plans and related taxes	78,944	68,043
Dividends payable	11,022	551
Other accrued items	38,552	36,536
Income taxes payable	4,879	6,268
Current maturities of long-term debt	101,114	1,092

Total current liabilities	649,097	448,914
Other liabilities	73,467	70,882
Distributions in excess of investment in unconsolidated affiliate	62,387	63,187
Long-term debt	305,370	406,236
Deferred income taxes	77,673	89,401

Total liabilities	1,167,994	1,078,620
Shareholders’ equity — controlling interest	861,020	830,822
Noncontrolling interest	96,893	41,415

Total equity	957,913	872,237

Total liabilities and equity	$2,125,907	$1,950,857

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Net sales	$773,230	$619,527	$2,235,421	$1,908,184
Cost of goods sold	650,743	522,501	1,873,738	1,622,651

Gross margin	122,487	97,026	361,683	285,533

Selling, general and administrative expense	75,680	63,221	225,615	187,744
Impairment of long-lived assets	-	-	35,375	1,520
Restructuring and other expense (income)	1,398	146	(3,781)	1,811
Joint venture transactions	120	253	1,048	(1,188)

Operating income	45,289	33,406	103,426	95,646
Other income (expense):
Miscellaneous income	488	596	13,897	1,064
Interest expense	(6,196)	(6,158)	(18,694)	(17,751)
Equity in net income of unconsolidated affiliates	21,186	25,716	69,223	73,580

Earnings before income taxes	60,767	53,560	167,852	152,539
Income tax expense	16,556	16,229	38,948	47,721

Net earnings	44,211	37,331	128,904	104,818
Net earnings attributable to noncontrolling interest	3,608	200	10,767	1,899

Net earnings attributable to controlling interest	$40,603	$37,131	$118,137	$102,919

Basic
Average common shares outstanding	68,895	69,791	69,268	68,998

Earnings per share attributable to controlling interest	$0.59	$0.53	$1.71	$1.49

Diluted
Average common shares outstanding	71,528	71,914	71,910	70,501

Earnings per share attributable to controlling interest	$0.57	$0.52	$1.64	$1.46

Common shares outstanding at end of period	68,302	70,168	68,302	70,168

Cash dividends declared per share	$0.15	$0.26	$0.45	$0.52

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Net earnings	$44,211	$37,331	$128,904	$104,818
Other comprehensive income (loss):
Foreign currency translation	3,043	(1,675)	5,594	6,400
Pension liability adjustment, net of tax	450	(28)	450	(201)
Cash flow hedges, net of tax	(94)	837	3,610	1,493

Other comprehensive income (loss)	3,399	(866)	9,654	7,692

Comprehensive income	47,610	36,465	138,558	112,510
Comprehensive income attributable to noncontrolling interest	4,057	182	10,515	2,239

Comprehensive income attributable to controlling interest	$43,553	$36,283	$128,043	$110,271

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Operating activities
Net earnings	$44,211	$37,331	$128,904	$104,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,208	17,048	59,763	48,136
Impairment of long-lived assets	-	-	35,375	1,520
Provision for deferred income taxes	1,278	6,491	(20,256)	9,850
Bad debt expense (income)	(134)	76	(430)	575
Equity in net income of unconsolidated affiliates, net of distributions	1,048	(4,841)	(8,373)	(19,256)
Net gain (loss) on sale of assets	990	(153)	(10,860)	(222)
Stock-based compensation	4,705	3,653	13,207	10,586
Excess tax benefits - stock-based compensation	(1,462)	(3,455)	(7,294)	(3,455)
Gain on previously held equity interest in TWB	-	-	(11,000)	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(30,228)	(41,672)	(14,999)	27,078
Inventories	(38,260)	(15,158)	(59,583)	42,743
Prepaid expenses and other current assets	2,429	32	4,136	1,634
Other assets	(762)	198	(187)	3,135
Accounts payable and accrued expenses	91,485	35,320	108,185	(34,871)
Other liabilities	1,316	1,434	4,019	3,412

Net cash provided by operating activities	96,824	36,304	220,607	195,683

Investing activities
Investment in property, plant and equipment	(21,743)	(9,786)	(52,157)	(34,402)
Acquisitions, net of cash acquired	(35,599)	-	17,634	(62,110)
Distributions from unconsolidated affiliates	-	-	9,223	-
Proceeds from sale of assets	580	552	24,313	16,227

Net cash used by investing activities	(56,762)	(9,234)	(987)	(80,285)

Financing activities
Net payments of short-term borrowings	(8,347)	(13,390)	(78,624)	(251,586)
Proceeds from long-term debt	-	-	-	150,000
Principal payments on long-term debt	(286)	(365)	(855)	(1,170)
Proceeds from (payments for) issuance of common shares	(1,241)	17,332	5,246	32,960
Excess tax benefits - stock-based compensation	1,462	3,455	7,294	3,455
Distributions to noncontrolling interest	(36,512)	(2,592)	(39,150)	(8,582)
Repurchase of common shares	(40,762)	-	(91,078)	-
Dividends paid	(10,545)	(27,040)	(20,952)	(44,144)

Net cash used by financing activities	(96,231)	(22,600)	(218,119)	(119,067)

Increase (decrease) in cash and cash equivalents	(56,169)	4,470	1,501	(3,669)
Cash and cash equivalents at beginning of period	109,055	32,889	51,385	41,028

Cash and cash equivalents at end of period	$52,886	$37,359	$52,886	$37,359

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

Worthington Aritas Basincli Kaplar Sanayi A.S. (“Worthington Aritas”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Nitin Cylinders Limited (“WNCL”) in which we own controlling interests of 75%, 52%, 55%, 75%, and 60%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture members’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. As more fully described in “NOTE N – Acquisitions”, on July 31, 2013, we purchased an additional 10% interest in TWB for $17,869,000, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within the Steel Processing operating segment since the acquisition date.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the results of operations of these interim periods, have been included. Operating results for the three and nine months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014 (“fiscal 2014”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (“fiscal 2013”) of Worthington Industries, Inc. (the “2013 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

We retained and continued to operate the remaining metal framing facilities (the “retained facilities”), on a short-term basis, to support the transition of the business into ClarkDietrich. The buildings and equipment associated with the majority of these facilities were sold during fiscal 2013 and fiscal 2012. The remaining facilities are expected to be sold during fiscal 2014 and actions to locate buyers are ongoing. As the other relevant criteria for classification as assets held for sale have been satisfied, the $2,435,000 carrying value of these asset groups, which consist primarily of property, plant and equipment, is presented separately in our consolidated balance sheet as of February 28, 2014.

Recently Issued Accounting Standards

In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. We adopted this new guidance on June 1, 2013, and have provided the required disclosures in “NOTE O – Derivative Instruments and Hedging Activities.”

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three and nine months ended February 28, 2014 and 2013. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2012. We adopted the deferred provisions, which relate to presentation only, on June 1, 2013 and have provided the required disclosures in “NOTE H – Comprehensive Income.” There was no impact on our financial position or results of operations.

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

In March 2013, amended accounting guidance was issued regarding the accounting for cumulative translation adjustment. The amended guidance specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The amended guidance is effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2013. Early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

NOTE B – Investments in Unconsolidated Affiliates

At February 28, 2014, equity investments and the percentage interests owned consisted of the following (in alphabetic order): ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), ClarkDietrich (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero”) (50%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), and Worthington Specialty Processing (“WSP”) (51%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

On July 31, 2013, we acquired an additional 10% interest in our laser welded blanks joint venture, TWB, increasing our ownership to a 55% controlling interest. Since that date, TWB’s results have been consolidated within Steel Processing versus reported in equity in net income of unconsolidated affiliates. For additional information, refer to “NOTE N – Acquisitions.”

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

During the second quarter of fiscal 2014, we dissolved our wind tower joint venture, Gestamp Worthington Wind Steel, LLC, due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit. This event did not have a material impact on our financial position or results of operations.

We received distributions from unconsolidated affiliates totaling $70,073,000 during the nine months ended February 28, 2014. We have received cumulative distributions from WAVE in excess of our investment balance totaling $62,387,000 and $63,187,000 at February 28, 2014 and May 31, 2013, respectively. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. During the nine months ended February 28, 2014, we received excess distributions from ClarkDietrich of $9,223,000.

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	February 28, 2014	May 31, 2013
Cash	$56,077	$70,380
Receivable from partner (1)	12,897	69,706
Other current assets	437,179	518,262
Noncurrent assets	296,033	350,681

Total assets	$802,186	$1,009,029

Current liabilities	$136,419	$181,111
Short-term borrowings	38,204	21,369
Current maturities of long-term debt	4,782	5,442
Long-term debt	269,461	274,750
Other noncurrent liabilities	18,105	18,345
Equity	335,215	508,012

Total liabilities and equity	$802,186	$1,009,029

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net sales	$340,645	$421,645	$1,121,362	$1,306,758
Gross margin	73,217	90,570	239,098	254,796
Operating income	48,752	61,387	164,824	169,997
Depreciation and amortization	8,622	9,979	28,063	29,089
Interest expense	2,494	2,212	6,950	6,681
Income tax expense	2,937	1,842	8,829	5,488
Net earnings	44,018	57,421	149,801	158,570

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

The fluctuations in the financial information presented in the tables above were driven primarily by the consolidation of TWB effective July 31, 2013.

NOTE C – Impairment of Long-Lived Assets

During the second quarter of fiscal 2014, we committed to a re-branding initiative. Under the re-branding initiative, we re-branded substantially all of our businesses under the Worthington Industries name. In connection with the change in branding strategy, we discontinued the use of all non-Worthington trade names except those related to retail products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As a result, we determined an impairment indicator was present with regard to the trade name intangible assets impacted by the re-branding initiative. As no future cash flows will be attributed to the impacted trade names, the entire book value was written-off, resulting in an impairment charge of $30,734,000. The impairment charge was recorded within the impairment of long-lived assets financial statement caption in our consolidated statement of earnings for the nine months ended February 28, 2014. Fair value was determined using unobservable (Level 3) inputs.

During the first quarter of fiscal 2014, we determined that certain indicators of impairment were present with regard to certain non-core Steel Processing assets. Recoverability of the identified asset group was tested using future cash flow projections based on management’s estimate of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. The net book value was also determined to be in excess of fair value and, accordingly, the asset group was written down to its fair value of $11,827,000, resulting in an impairment charge of $4,641,000. The impairment charge was recorded within the impairment of long-lived assets financial statement caption in our consolidated statement of earnings for the nine months ended February 28, 2014. Fair value was determined based on market prices for similar assets.

During the first quarter of fiscal 2013, our Pressure Cylinders operations in Czech Republic met the applicable criteria for classification as assets held for sale. The net book value of this asset group was determined to be in excess of fair value, and, as a result, this asset group was written down to its fair value less cost to sell, or $6,934,000, resulting in an impairment charge of $1,570,000. Fair value was determined based on market prices for similar assets. On October 31, 2012, we completed the sale of this asset group to an unrelated third party resulting in a gain of approximately $50,000. The net impact of these items of $1,520,000 is presented within the impairment of long-lived assets financial statement caption in our consolidated statement of earnings for the nine months ended February 28, 2013.

NOTE D – Restructuring and Other Expense (Income)

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

To date, we have completed the transformation phases in each of the core facilities within our Steel Processing operating segment, including the facilities of our Mexican joint venture, Serviacero. We also substantially completed the transformation phases at our metal framing facilities prior to their contribution to ClarkDietrich. Transformation efforts within our Pressure Cylinders and Engineered Cabs operating segments, which began during the first quarter of fiscal 2012 and the first quarter of fiscal 2013, respectively, are ongoing.

A progression of the liabilities created as part of the Transformation Plan during the nine months ended February 28, 2014, combined with a reconciliation to the restructuring and other expense (income) financial statement caption in our consolidated statement of earnings is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$5,029	$5,672	$(3,331)	$(81)	$7,289
Facility exit and other costs	1,200	2,182	(2,522)	(126)	734

	$6,229	7,854	$(5,853)	$(207)	$8,023

Net gain on sale of assets		(10,587)
Less: joint venture transactions		(1,048)

Restructuring and other expense		$(3,781)

During the nine months ended February 28, 2014, the following actions were taken in connection with the Transformation Plan:

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized $934,000 of facility exit and other costs and a loss of $114,000 related to the sale of certain retained assets. These costs were recognized within the joint venture transactions financial statement caption in our consolidated statements of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our former Metal Framing operating segment.

•	In connection with the closure of our commercial stairs business, we incurred facility exit charges of $636,000.

•

In connection with the consolidation of the BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders’ facility in Chilton, Wisconsin, we recognized an additional accrual of $578,000 for expected employee severance costs and $370,000 of facility exit costs. During the fourth quarter of fiscal 2013, we recognized a $2,488,000 accrual for expected severance costs related to this matter.

•	On June 30, 2013, the Company completed the sale of Integrated Terminals, its warehouse facility in Detroit, Michigan, for cash proceeds of $7,457,000, resulting in a gain of $4,762,000.

•

On November 12, 2013, the Company entered into an agreement to sell the operating assets related to its steel high pressure and acetylene cylinders business in North America, resulting in a gain of $5,939,000. In connection with this transaction, the Company recognized a $3,714,000 accrual for expected severance costs and incurred facility exit charges of $242,000.

•

On December 10, 2013, the Company announced the closure of its Baltimore steel facility by the end of fiscal 2014. In connection with this matter, the Company recognized a $1,380,000 accrual for expected severance costs.

Approximately $7,238,000 of the total liability shown in the table above is expected to be paid in the next twelve months. The remaining liability, which consists of certain severance benefits, will be paid through September 2016.

NOTE E – Contingent Liabilities

On August 5, 2013, we tendered to our excess loss carrier, who accepted the tender, a wrongful death claim against the Company involving a MAPP gas cylinder. Pursuant to the tender and its acceptance, our overall exposure related to this matter is limited to $2,000,000. As a result, a pre-tax charge of $2,000,000 was recorded within SG&A expense during the nine months ended February 28, 2014.

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

The Company has received proceeds of $2,900,000 for the property portion of the claim, representing advance payments for the replacement value of the damaged property and equipment. These proceeds were in excess of the $145,000 remaining book value of the assets, resulting in a gain of $2,755,000. This gain was recorded within miscellaneous income in our consolidated statement of earnings for the nine months ended February 28, 2014. We will continue to receive payments from the insurance company for the replacement value of the property and equipment throughout the rebuild process.

Total proceeds received related to the insurance claim since the date of loss were as follows:

(in thousands)
Property and equipment	$2,900
Business interruption	1,628
Other expenses	673

Total insurance proceeds	$5,201

The proceeds for business interruption relate to the loss of profits from the date of the fire through December 31, 2013, and have been recorded as a reduction of manufacturing expense. The proceeds for other expenses represent reimbursement for incremental expenses related to the fire and were recorded as an offset to manufacturing expense. Prior to quarter end, the Company received written confirmation of the amount of proceeds for estimated loss of profits from January 1, 2014 through February 28, 2014 from its insurer. Accordingly, the Company recognized an insurance recovery of $417,000 as a reduction of manufacturing expense.

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2014, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13,199,000 at February 28, 2014. We have also guaranteed the repayment of a term loan entered into by one of our unconsolidated affiliates, ArtiFlex. As of February 28, 2014, the outstanding principal balance on the loan was $3,750,000. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and therefore no amounts have been recognized in our consolidated financial statements.

We also had in place $14,254,000 of outstanding stand-by letters of credit for third-party beneficiaries as of February 28, 2014. These letters of credit were issued to third-party service providers and had no amounts drawn against them at February 28, 2014. The fair value of these guarantee instruments, based on premiums paid, was not material, and therefore no amounts have been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings outstanding under the Credit Facility were $9,730,000 at February 28, 2014. Additionally, as discussed in “NOTE F – Guarantees,” we provided $14,254,000 in stand-by letters of credit for third-party beneficiaries as of February 28, 2014. While not drawn against, certain of these letters of credit totaling $11,732,000 are issued against availability under the Credit Facility, leaving $403,538,000 available at February 28, 2014.

Current borrowings under this revolving Credit Facility have maturities of less than one year, and given that we intend to repay them within the next year, they have been classified as short-term borrowings in our consolidated balance sheet. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At February 28, 2014, the applicable variable rate, based on LIBOR, was 1.21%.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2015. The AR Facility has been available throughout fiscal 2014 to date, and was available throughout fiscal 2013. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of February 28, 2014, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $20,000,000 of undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at February 28, 2014 consisted of $554,000 outstanding under a $2,900,000 credit facility maintained by our consolidated affiliate, Worthington Aritas, that matures in April 2014 and bears interest at a fixed rate of 5.75%, and $5,072,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, WNCL, that matures in November 2014 and bears interest at a variable rate. The applicable variable rate was 2.25% at February 28, 2014.

NOTE H – Comprehensive Income

The following table summarizes the tax effects of each component of other comprehensive income for the three months ended February 28, 2014 and 2013:

	2014			2013
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$3,043	-	$3,043	$(1,675)	$-	$(1,675)
Pension liability adjustment	691	(241)	450	(43)	15	(28)
Cash flow hedges	(62)	(32)	(94)	724	113	837

Other comprehensive income (loss)	$3,672	$(273)	$3,399	$(994)	$128	$(866)

The following table summarizes the tax effects of each component of other comprehensive income for the nine months ended February 28, 2014 and 2013:

	2014			2013
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$5,594	$-	$5,594	$6,400	$-	$6,400
Pension liability adjustment	691	(241)	450	(298)	97	(201)
Cash flow hedges	5,419	(1,809)	3,610	2,501	(1,008)	1,493

Other comprehensive income	$11,704	$(2,050)	$9,654	$8,603	$(911)	$7,692

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the nine months ended February 28, 2014:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2013	$244,864	$(12,036)	$597,994	$830,822	$41,415	$872,237
Net earnings	-	-	118,137	118,137	10,767	128,904
Other comprehensive income (loss)	-	9,906	-	9,906	(252)	9,654
Common shares issued	5,246	-	-	5,246	-	5,246
Stock-based compensation	19,536	-	-	19,536	-	19,536
Purchases and retirement of common shares	(8,661)	-	(82,417)	(91,078)	-	(91,078)
Cash dividends declared	-	-	(31,549)	(31,549)	-	(31,549)
Dividends paid to noncontrolling interest	-	-	-	-	(39,150)	(39,150)
Acquisition of ARITAS	-	-	-	-	11,744	11,744
Acquisition of TWB	-	-	-	-	72,369	72,369

Balance at February 28, 2014	$260,985	$(2,130)	$602,165	$861,020	$96,893	$957,913

The components of the changes in other comprehensive income (loss) were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2013	$4,025	$(10,221)	$(5,840)	$(12,036)
Other comprehensive income before reclassifications	5,846	691	(1,407)	5,130
Reclassification adjustments to income (a)	-	-	6,826	6,826
Income taxes	-	(241)	(1,809)	(2,050)

Balance as of February 28, 2014	$9,871	$(9,771)	$(2,230)	$(2,130)

(a)	The income statement classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2014, we granted non-qualified stock options covering a total of 125,200 common shares under our stock-based compensation plans. The weighted average option price of $31.89 per share reflects the market price of the underlying common shares at the respective grant dates. The weighted average fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $12.92 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,482,000, which will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.28%
Expected volatility	52.23%
Risk-free interest rate	1.69%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Restricted Common Shares

During the nine months ended February 28, 2014, we granted 370,340 restricted common shares under our stock-based compensation plans. The fair values of these restricted common shares were equal to the weighted average closing market prices of the underlying common shares on the dates of grant, or $32.99 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $10,971,000 and will be recognized on a straight-line basis over the three-year vesting period.

Market-Based Restricted Common Shares

During the nine months ended February 28, 2014, we granted 360,000 restricted common shares to certain key employees under our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $50.00 per share and remaining at or above that price for 30 consecutive days and the completion of a three-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $24.19 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.28%
Expected volatility	53.40%
Risk-free interest rate	1.41%

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $8,708,000 and will be recognized on a straight-line basis over the three-year service vesting period.

NOTE K – Income Taxes

Income tax expense for the nine months ended February 28, 2014 and February 28, 2013 reflected estimated annual effective income tax rates of 27.3% and 31.8%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to non-controlling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is primarily a result of our Spartan and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. Since the consolidation of TWB on July 31, 2013, 100% of the tax expense of TWB’s foreign operations has been included in the Company’s reported income tax expense for financial reporting purposes, and is therefore included in the estimated annual effective income tax rate. For additional information regarding the consolidation of TWB, refer to “NOTE N – Acquisitions.” Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2014 could be materially different from the forecasted rate as of February 28, 2014.

NOTE L – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2014 and 2013:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$40,603	$37,131	$118,137	$102,919
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	68,895	69,791	69,268	68,998
Effect of dilutive securities	2,633	2,123	2,642	1,503

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	71,528	71,914	71,910	70,501

Basic earnings per share attributable to controlling interest	$0.59	$0.53	$1.71	$1.49
Diluted earnings per share attributable to controlling interest	$0.57	$0.52	$1.64	$1.46

Stock options covering common shares of 9,922 for the three months ended February 28, 2014 and 8,048 and 673,789 for the nine months ended February 28, 2014 and 2013, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE M – Segment Operations

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

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net sales
Steel Processing	$477,983	$353,879	$1,372,558	$1,082,998
Pressure Cylinders	233,290	205,206	664,212	606,936
Engineered Cabs	51,485	48,628	147,814	170,927
Other	10,472	11,814	50,837	47,323

Consolidated net sales	$773,230	$619,527	$2,235,421	$1,908,184

Operating income (loss)
Steel Processing	$28,264	$17,701	$85,713	$48,166
Pressure Cylinders	21,278	17,860	49,007	49,965
Engineered Cabs	(1,088)	108	(22,284)	5,367
Other	(3,165)	(2,263)	(9,010)	(7,852)

Consolidated operating income	$45,289	$33,406	$103,426	$95,646

Restructuring and other expense (income)
Steel Processing	$1,380	$-	$(3,382)	$-
Pressure Cylinders	412	177	(1,035)	183
Engineered Cabs	-	-	-	-
Other	(394)	(31)	636	1,628

Consolidated restructuring and other expense (income)	$1,398	$146	$(3,781)	$1,811

Impairment of long-lived assets
Steel Processing	$-	$-	$4,641	$-
Pressure Cylinders	-	-	11,634	1,520
Engineered Cabs	-	-	19,100	-
Other	-	-	-	-

Consolidated impairment of long-lived assets	$-	$-	$35,375	$1,520

Joint venture transactions
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	-
Engineered Cabs	-	-	-	-
Other	120	253	1,048	(1,188)

Consolidated joint venture transactions	$120	$253	$1,048	$(1,188)

(in thousands)	February 28, 2014	May 31, 2013
Total assets
Steel Processing	$856,119	$610,464
Pressure Cylinders	780,191	742,686
Engineered Cabs	176,620	201,048
Other	312,977	396,659

Consolidated total assets	$2,125,907	$1,950,857

NOTE N – Acquisitions

TWB Company, LLC

On July 31, 2013, we purchased an additional 10% interest in our laser welded blanks joint venture, TWB, for $17,869,000, increasing our ownership to a 55% controlling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11,000,000, which is included in miscellaneous income in our consolidated statement of earnings for the nine months ended February 28, 2014. The acquired net assets became part of our Steel Processing operating segment upon closing.

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

Net sales of $213,252,000 and earnings before income taxes of $14,488,000 have been included in the Company’s consolidated statement of earnings from the acquisition date through the period ended February 28, 2014.

Proforma net sales of the combined entity had the acquisition occurred at the beginning of fiscal 2013 were $2,289,424,000 and $2,161,147,000 for the nine months ended February 28, 2014 and 2013, respectively. Pro forma earnings would not be materially different than reported results due to our 45% noncontrolling interest in TWB prior to the acquisition date

Aritas Basincli Kaplar Sanayi A.S.

On January 24, 2014, we acquired a 75% interest in Worthington Aritas, one of Europe’s leading LNG (liquefied natural gas) and cryogenic technology companies. The remaining 25% stake was retained by the prior owners. The total purchase price, after an adjustment for estimated final working capital, was $35,231,000. The purchase price also includes contingent consideration with an estimated fair value of $310,000. The acquired net assets became part of our Pressure Cylinders operating segment upon closing. While the Company does not anticipate any changes to the initial accounting for this transaction, the allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis.

The contingent consideration arrangement requires the Company to pay $2,000,000 of additional consideration to the former owners if earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $5,000,000 during any 12 consecutive months during the first 14 month period following the closing date. We determined the acquisition date fair value of the contingent consideration obligation using a Monte Carlo simulation model based on management’s projections of future EBITDA levels. Refer to “Note P – Fair Value” for additional information regarding the fair value measurement of the contingent consideration obligation.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values based on a preliminary valuation analysis, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. Based on the preliminary valuation analysis, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Customer relationships	$8,400	20
Technological know-how	8,100	20
Trade name	180	2
Non-compete agreements	120	3

Total acquired identifiable intangible assets	$16,800

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

The following table summarizes the consideration transferred for Worthington Aritas and the estimated fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$1,037
Accounts receivable	3,326
Inventories	10,678
Prepaid expenses and other current assets	1,317
Intangible assets	16,800
Other noncurrent assets	1,099
Property, plant and equipment	5,467

Total identifiable assets	39,724
Accounts payable	(5,587)
Short-term borrowings	(251)
Accrued liabilities	(2,756)
Other liabilities	(4,954)
Deferred taxes	(2,787)

Net identifiable assets	23,389
Goodwill	23,586

Net assets	46,975
Noncontrolling interest	(11,744)

Total consideration	$35,231

Operating results of Worthington Aritas have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2013, would not be materially different than reported results.

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

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at February 28, 2014:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$4,166
	Other assets	-	Other liabilities	-

		-		4,166

Commodity contracts	Receivables	968	Accounts payable	-

		968		-

Totals		$968		$4,166

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$871	Accounts payable	$283

		871		283

Foreign exchange contracts	Receivables	-	Accounts payable	205

Totals		$871		$488

Total Derivative Instruments		$1,839		$4,654

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $230,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at February 28, 2014:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$28,265	March 2014 - December 2014
Interest rate contracts	$100,000	June 2014 - December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended February 28, 2014 and 2013:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended February 28, 2014:
Interest rate contracts	$4	Interest expense	$(1,059)	Interest expense	$-
Commodity contracts	(3,644)	Cost of goods sold	(2,519)	Cost of goods sold	-

Totals	$(3,640)		$(3,578)		$-

For the three months ended February 28, 2013:
Interest rate contracts	$(389)	Interest expense	$(1,320)	Interest expense	$-
Commodity contracts	313	Cost of goods sold	520	Cost of goods sold	-

Totals	$(76)		$(800)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the nine months ended February 28, 2014 and 2013:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the nine months ended February 28, 2014:
Interest rate contracts	$(380)	Interest expense	$(3,179)	Interest expense	$-
Commodity contracts	(1,027)	Cost of goods sold	(3,647)	Cost of goods sold	-

Totals	$(1,407)		$(6,826)		$-

For the nine months ended February 28, 2013:
Interest rate contracts	$(878)	Interest expense	$(2,968)	Interest expense	$-
Commodity contracts	771	Cost of goods sold	360	Cost of goods sold	-

Totals	$(107)		$(2,608)		$-

The estimated net amount of the losses recognized in accumulated OCI at February 28, 2014 expected to be reclassified into net earnings within the succeeding twelve months is $2,077,000 (net of tax of $1,121,000). This amount was computed using the fair value of the cash flow hedges at February 28, 2014, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2014 and 2015.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2014:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$24,330	March 2014 - December 2015
Foreign currency contracts	$10,000	May 2014

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended February 28, 2014 and 2013:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Three Months Ended February 28,
(in thousands)		2014	2013
Commodity contracts	Cost of goods sold	$(1,241)	$3,611
Foreign exchange contracts	Miscellaneous expense	(205)	1,142

Total		$(1,446)	$4,753

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the nine months ended February 28, 2014 and 2013:

	Location of Income (Loss) Recognized in Earnings	Income (Loss) Recognized in Earnings for the Nine Months Ended February 28,
(in thousands)		2014	2013
Commodity contracts	Cost of goods sold	$(959)	$7,844
Foreign exchange contracts	Miscellaneous expense	(210)	1,363

Total		$(1,169)	$9,207

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

At February 28, 2014, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$1,839	$-	$1,839

Total assets	$-	$1,839	$-	$1,839

Liabilities
Derivative contracts (1)	$-	$4,654	$-	$4,654
Contingent consideration obligation (2)	-	-	310	310

Total liabilities	$-	$4,654	$310	$4,964

At May 31, 2013, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$761	$-	$761

Total assets	$-	$761	$-	$761

Liabilities
Derivative contracts (1)	$-	$9,774	$-	$9,774

Total liabilities	$-	$9,774	$-	$9,774

(1)

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

(2)

The fair value of the contingent consideration obligation is determined using a Monte Carlo simulation model based on management’s projections of future EBITDA levels. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. At each reporting date, we will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our consolidated statement of earnings.

The fair value included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $415,517,000 and $421,056,000 at February 28, 2014 and May 31, 2013, respectively. The carrying amount of long-term debt, including current maturities, was $406,484,000 and $407,328,000 at February 28, 2014 and May 31, 2013, respectively.

NOTE Q – Subsequent Events

On March 27, 2014, we acquired the tank manufacturing division of Steffes Corporation (“Steffes”) for cash consideration of $28,872,000. Steffes manufactures oilfield storage tanks for customers drilling in the Bakken shale and Williston Basin region out of a manufacturing facility located in Dickinson, North Dakota.

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

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries, should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (“fiscal 2013”) includes additional information about Worthington, our operations and our financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. As of February 28, 2014, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Construction Services and Worthington Energy Innovations operating segments.

We also held equity positions in 12 joint ventures, which operated 47 manufacturing facilities worldwide, as of February 28, 2014.

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

Overview

The Company’s performance during the third quarter of fiscal 2014 was solid, driven by a strong performance in Steel Processing and modest growth in Pressure Cylinders, partially offset by weakness in Engineered Cabs and larger than expected losses from our construction businesses, which we are in the process of exiting.

Volumes were strong in the third quarter. Pressure Cylinders volumes were up 29%, driven by an increase in retail products. Steel Processing volumes were up 25%, driven by contributions from the consolidation of TWB and improvements in the automotive, construction and agriculture markets. Excluding the impact of TWB, Steel Processing volumes were up 12%. Refer to Recent Business Developments below for additional information regarding the acquisition of an additional 10% interest in TWB.

Equity in net income of unconsolidated affiliates (“equity income”) during the quarter was down 18% compared to the prior year period. The decrease resulted primarily from the consolidation of TWB on July 31, 2013. Since that date, TWB’s results have been consolidated versus reported in equity income. In addition, equity income from ClarkDietrich and WAVE were lower by $2.1 million and $1.6 million, respectively, on lower volumes caused by severe weather conditions. However, all joint ventures posted positive results, led by WAVE, Serviacero and ClarkDietrich, which contributed $15.5 million, $3.1 million, and $1.0 million of equity income, respectively. We received $22.2 million in cash distributions from our unconsolidated affiliates during the quarter.

The Company continues its strategy of optimizing existing operations through the Transformation, pursuing growth opportunities that add to our current businesses, and developing new products through innovation. Our Transformation efforts within Pressure Cylinders, which were initiated in the first quarter of fiscal 2012, continue to gain traction and increase in scope. The efforts in our industrial and retail segments in particular are helping to drive recent steady quarterly improvements in our operating margins. Additionally, during the first quarter of fiscal 2013, we initiated the Transformation in our Engineered Cabs operating segment, and these efforts are progressing through each facility.

Recent Business Developments

•

On July 31, 2013, we acquired an additional 10% interest in our laser welded blanks joint venture, TWB, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within Steel Processing since that date, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11.0 million, which is included in miscellaneous income in our consolidated statement of earnings for the nine months ended February 28, 2014.

•

During the second quarter of fiscal 2014, we committed to a re-branding initiative to brand substantially all of our businesses under the Worthington Industries name. In connection with the branding strategy, the Company discontinued the use of non-Worthington trade names except for retail brand names including BernzOmatic® and Balloon Time® and those related to our joint ventures.

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

•

On December 10, 2013, the Company announced that its Baltimore steel facility will be closing by the end of fiscal 2014. With the consolidation of the steel industry, many of the mills that previously supplied the Baltimore facility have closed, negatively impacting the supply chain there. The Company has concluded that it can more efficiently service its customers in the Mid-Atlantic Region from other Worthington facilities and processing partners, and believes it will retain most of the business.

•

On January 24, 2014, we acquired a 75% interest in Worthington Aritas, one of Europe’s leading LNG (liquefied natural gas) and cryogenic technology companies. The remaining 25% stake was retained by the prior owners.

•	On March 26, 2014, the board of directors declared a quarterly dividend of $0.15 per share payable on June 27, 2014 to shareholders of record on June 13, 2014.

•	During the third quarter of fiscal 2014, we repurchased a total of 1,000,000 common shares for $40.8 million at an average price of $40.76.

•

On March 27, 2014, we acquired the tank manufacturing division of Steffes Corporation for cash consideration of $28.9 million. Steffes manufactures oilfield storage tanks for customers drilling in the Bakken shale and Williston Basin region out of a manufacturing facility located in Dickinson, North Dakota.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the third quarter of fiscal 2014 and fiscal 2013 is illustrated in the following chart:

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

Approximately 9% of the net sales of our Steel Processing operating segment, 53% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for three of our unconsolidated joint ventures: WAVE, ClarkDietrich and WMSFMCo. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 33% and 47% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as retail, industrial, lawn and garden, agriculture, energy, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2014	2013	Inc / (Dec)	2014	2013	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.2%	1.8%	0.4%	1.6%	2.4%	-0.8%
Hot-Rolled Steel ($ per ton) [2]	$669	$629	$40	$649	$623	$26
Detroit Three Auto Build (000’s vehicles) [3]	2,093	1,971	122	6,656	6,250	406
No. America Auto Build (000’s vehicles) [3]	3,800	3,650	150	12,028	11,484	544
Zinc ($ per pound) [4]	$0.85	$1.00	($0.15)	$0.85	$0.91	($0.06)
Natural Gas ($ per mcf) [5]	$4.58	$3.99	$0.59	$3.95	$3.33	$0.62
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.92	$3.97	($0.05)	$3.89	$3.95	($0.06)

[1]

2013 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average
[5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2014, fiscal 2013, and fiscal 2012:

	Fiscal Year			Increase / (Decrease)
(Dollars per ton 1)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
1st Quarter	$627	$616	$709	$11	1.8%	($93)	-13.1%
2nd Quarter	$651	$622	$660	$29	4.7%	($38)	-5.8%
3rd Quarter	$669	$629	$718	$40	6.4%	($89)	-12.4%
4th Quarter	N/A	$595	$684	N/A	N/A	($89)	-13.0%
Annual Avg.	N/A	$616	$693	N/A	N/A	($77)	-11.1%

[1]	CRU Hot-Rolled Index Average

No single customer contributed more than 10% of our consolidated net sales during the three and nine months ended February 28, 2014. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the third quarter of fiscal 2014, vehicle production for the Detroit Three automakers was up 6% over the comparable period in the prior year. North American vehicle production during the third quarter of fiscal 2014 was up 4% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2014 Compared to Fiscal 2013

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$773.2	100.0%	$619.5	100.0%	$153.7
Cost of goods sold	650.7	84.2%	522.5	84.3%	128.2

Gross margin	122.5	15.8%	97.0	15.7%	25.5
Selling, general and administrative expense	75.7	9.8%	63.2	10.2%	12.5
Restructuring and other expense	1.4	0.2%	0.1	0.0%	1.3
Joint venture transactions	0.1	0.0%	0.3	0.0%	(0.2)

Operating income	45.3	5.9%	33.4	5.4%	11.9
Miscellaneous income	0.5	0.1%	0.6	0.1%	(0.1)
Interest expense	(6.2)	-0.8%	(6.2)	-1.0%	-
Equity in net income of unconsolidated affiliates	21.2	2.7%	25.7	4.1%	(4.5)
Income tax expense	(16.6)	-2.1%	(16.2)	-2.6%	0.4

Net earnings	44.2	5.7%	37.3	6.0%	6.9
Net earnings attributable to noncontrolling interest	(3.6)	-0.5%	(0.2)	0.0%	3.4

Net earnings attributable to controlling interest	$40.6	5.3%	$37.1	6.0%	$3.5

Net earnings attributable to controlling interest for the three months ended February 28, 2014 increased $3.5 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $153.7 million from the comparable period in the prior year. Acquisitions combined with higher overall volumes favorably impacted net sales by $146.7 million. Additionally, higher average selling prices in response to the higher cost of steel favorably impacted net sales by $7.0 million. Selling prices are affected by the market price of steel, which averaged $669 per ton during the third quarter of fiscal 2014 versus an average of $629 per ton during the comparable quarter in the prior year.

•

Gross margin increased $25.5 million from the comparable period in the prior year. The increase was primarily the result of an increase in volumes and to a lesser extent an improved spread between average selling prices and material costs.

•

SG&A expense increased $12.5 million from the comparable period in the prior year, primarily due to the impact of acquisitions and higher profit sharing and bonus expense. SG&A expense in the current quarter included $1.8 million related to acquisition fees and legal expense accruals for Pressure Cylinders.

•

Restructuring and other expense of $1.4 million was driven by a severance accrual related to the recently announced closure of our Baltimore steel facility. For additional information regarding our restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•	Interest expense of $6.2 million was flat relative to the comparable period in the prior year, as average debt levels and average interest rates were relatively consistent.

•

Equity income decreased $4.5 million from the comparable period in the prior year. The decrease resulted from the consolidation of TWB and lower income at ClarkDietrich and WAVE. Since July 31, 2013, TWB’s results have been consolidated rather than reported as equity income. Equity income from ClarkDietrich and WAVE were lower by $2.1 million and $1.6 million, respectively, on lower volumes related to severe weather conditions. However, all joint ventures posted positive results, led by WAVE, Serviacero and ClarkDietrich, which contributed $15.5 million, $3.1 million, and $1.0 million of equity income, respectively. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $0.4 million from the comparable period in the prior year. The impact of higher earnings was partially offset by favorable discrete tax adjustments in the current period, including a $1.4 million decrease in the valuation allowance associated with the Company’s ability to utilize foreign tax credits, and a $1.1 million state audit adjustment. The current quarter expense of $16.6 million was calculated using an estimated annual effective rate of 27.3% versus 31.8% in the prior year quarter. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$478.0	100.0%	$353.9	100.0%	$124.1
Cost of goods sold	415.9	87.0%	309.6	87.5%	106.3

Gross margin	62.1	13.0%	44.3	12.5%	17.8
Selling, general and administrative expense	32.4	6.8%	26.6	7.5%	5.8
Restructuring and other expense	1.4	0.3%	-	0.0%	1.4

Operating income	$28.3	5.9%	$17.7	5.0%	$10.6

Material cost	$342.2		$251.7		$90.5
Tons shipped (in thousands)	796		636		160

Net sales and operating highlights were as follows:

•

Net sales increased $124.1 million from the comparable period in the prior year to $478.0 million. The consolidation of TWB and increased volumes in the automotive, construction and agriculture markets favorably impacted net sales by $115.3 million. Excluding the impact of TWB, overall volumes were up 12% and the mix of direct versus toll tons processed was 56% to 44%, compared to 58% to 42% in the comparable quarter of the prior year.

•

Operating income increased by $10.6 million from the prior year quarter to $28.3 million due primarily to higher overall volumes and the impact of the consolidation of TWB. The overall improvement in operating income was partially offset by $1.4 million of severance costs accrued in connection with the previously announced closure of the Company’s Baltimore steel facility.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$233.3	100.0%	$205.2	100.0%	$28.1
Cost of goods sold	178.9	76.7%	159.8	77.9%	19.1

Gross margin	54.4	23.3%	45.4	22.1%	9.0
Selling, general and administrative expense	32.7	14.0%	27.4	13.4%	5.3
Restructuring and other expense	0.4	0.2%	0.1	0.0%	0.3

Operating income	$21.3	9.1%	$17.9	8.7%	$3.4

Material cost	$105.6		$95.6		$10.0
Units shipped (in thousands)	23,115		17,861		5,254

Net sales and operating highlights were as follows:

•	Net sales increased $28.1 million from the comparable period in the prior year to $233.3 million. The increase was driven by recent acquisitions and higher retail product volumes.

•

Operating income increased $3.4 million from the prior year quarter driven by the increase in volumes combined with an improvement in operating margins. SG&A expense in the current quarter included $1.8 million related to acquisition fees and legal expense accruals.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$51.5	100.0%	$48.6	100.0%	$2.9
Cost of goods sold	45.0	87.4%	42.5	87.4%	2.5

Gross margin	6.5	12.6%	6.1	12.6%	0.4
Selling, general and administrative expense	7.6	14.8%	6.0	12.3%	1.6

Operating income (loss)	$(1.1)	-2.1%	$0.1	0.2%	$(1.2)

Material cost	$22.6		$23.8		$(1.2)

Net sales and operating highlights were as follows:

•	Net sales increased $2.9 million from the comparable period in the prior year driven by higher volumes.

•

Operating loss of $1.1 million represents a $1.2 million decrease from the operating income in the prior year, as the increase in net sales was more than offset by higher manufacturing and SG&A expense due in part to costs associated with the Transformation.

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

	Three Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$10.5	100.0%	$11.8	100.0%	$(1.3)
Cost of goods sold	11.1	105.7%	10.6	89.8%	0.5

Gross margin	(0.6)	-5.7%	1.2	10.2%	(1.8)
Selling, general and administrative expense	2.9	27.6%	3.2	27.1%	(0.3)
Restructuring and other expense (income)	(0.4)	-3.8%	-	0.0%	(0.4)
Joint venture transactions	0.1	1.0%	0.2	1.7%	(0.1)

Operating loss	$(3.2)	-30.5%	$(2.2)	-18.6%	$(1.0)

Net sales and operating highlights were as follows:

•	Net sales decreased $1.3 million from the comparable period in the prior year, due primarily to declines in the Construction Services business, which we are in the process of exiting.

•

Operating loss increased $1.0 million from the comparable period in the prior year to $3.2 million due primarily to declines in the Construction Services business as a result of larger than expected cost overruns for two projects.

Nine Months Year-to-Date – Fiscal 2014 Compared to Fiscal 2013

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$2,235.4	100.0%	$1,908.2	100.0%	$327.2
Cost of goods sold	1,873.7	83.8%	1,622.7	85.0%	251.0

Gross margin	361.7	16.2%	285.5	15.0%	76.2
Selling, general and administrative expense	225.6	10.1%	187.7	9.8%	37.9
Impairment of long-lived assets	35.4	1.6%	1.5	0.1%	33.9
Restructuring and other expense (income)	(3.8)	-0.2%	1.8	0.1%	(5.6)
Joint venture transactions	1.0	0.0%	(1.2)	-0.1%	2.2

Operating income	103.5	4.6%	95.7	5.0%	7.8
Miscellaneous income	13.8	0.6%	1.0	0.1%	12.8
Interest expense	(18.7)	-0.8%	(17.8)	-0.9%	0.9
Equity in net income of unconsolidated affiliates	69.2	3.1%	73.6	3.9%	(4.4)
Income tax expense	(38.9)	-1.7%	(47.7)	-2.5%	(8.8)

Net earnings	128.9	5.8%	104.8	5.5%	24.1
Net earnings attributable to noncontrolling interest	(10.8)	-0.5%	(1.9)	-0.1%	8.9

Net earnings attributable to controlling interest	$118.1	5.3%	$102.9	5.4%	$15.2

Net earnings attributable to controlling interest for the nine months ended February 28, 2014 increased $15.2 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $327.2 million from the comparable period in the prior year. The impact of acquisitions combined with higher overall volumes favorably impacted net sales by $360.3 million. The impact of higher overall volumes was partially offset by lower average selling prices, which negatively impacted net sales by $33.1 million.

•

Gross margin increased $76.2 million from the comparable period in the prior year due to the aforementioned increase in volumes and a higher spread between average selling prices and material costs due in part to the favorable impact of inventory holding gains in Steel Processing in the current year period, compared to inventory holding losses in the prior year period.

•

SG&A expense increased $37.9 million from the comparable period in the prior year due primarily to the impact of acquisitions, higher profit sharing and bonus expense, and a $2.0 million legal accrual related to a product liability matter within Pressure Cylinders. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Contingent Liabilities” of this Quarterly Report on Form 10-Q.

•

Impairment charges of $35.4 million consisted of $30.7 million related to the write-off of certain trade name intangible assets in connection with the branding initiative committed to during the second quarter of fiscal 2014 and $4.7 million related to certain non-core assets within Steel Processing. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring income of $3.8 million was driven by $6.8 million of net gains on the sale of assets, including $4.8 million related to the sale of our Integrated Terminals warehouse facility in Detroit, Michigan, and $2.0 million related to the sale of our North American steel high pressure and acetylene cylinders business. The impact of these items was partially offset by $2.0 million of accrued severance costs related primarily to the recently announced closure of our Baltimore steel facility and $0.6 million of facility exit costs related to the wind-down of our commercial stairs business. For additional information regarding our restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized net charges of $1.0 million within the joint venture transactions financial statement caption. This amount consisted primarily of facility exit costs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “NOTE D – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

•	Interest expense of $18.7 million was $0.9 million higher than the comparable period in the prior year, primarily due to the impact of higher average interest rates.

•

Equity income decreased $4.4 million from the comparable period in the prior year, as the impact of the consolidation of TWB more than offset the overall improvement from our other joint ventures. All joint ventures posted positive results, led by WAVE, ClarkDietrich, and Serviacero, which contributed $50.8 million, $6.1 million, and $4.8 million of equity income, respectively. The equity portion of income from WSP, Serviacero and WAVE exceeded the prior year period by $2.2 million, $0.7 million and $0.5 million, respectively. TWB’s contribution to equity income decreased $7.1 million, as only two months of activity are reflected in the current year-to-date period due to our acquisition of an additional 10% ownership interest on July 31, 2013. Since that date, TWB’s results have been consolidated versus reported in equity income. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $8.8 million from the comparable period in the prior year due primarily to higher forecasted tax credits, a higher forecasted deduction for qualified production activities income, and the impact of several discrete tax adjustments recorded in the current period. The significant discrete tax adjustments recorded in the current period included: (i) a $11.2 million favorable adjustment associated with trade name impairment charges (refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note C – Impairment of Long-Lived Assets” for additional information), (ii) a $1.2 million favorable adjustment for the difference between the actual tax credit earned by one of the Company’s joint ventures and the original amount estimated in the prior year, (iii) a $4.5 million reduction in the estimated U.S. deferred tax liability primarily associated with the unremitted earnings of foreign corporations owned by TWB resulting from acquiring control of TWB (refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE N - Acquisitions” for additional information), (iv) a $1.4 million decrease in the valuation allowance associated with the Company’s ability to utilize foreign tax credits, (v) a $1.1 million favorable state audit adjustment, and (vi) a $1.4 million deferred tax liability associated with the gain recorded in the TWB transaction. Tax expense of $38.9 million for the nine months ended February 28, 2014, was calculated using an estimated annual effective rate of 27.3% versus 31.8% in the prior year comparable period. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$1,372.6	100.0%	$1,083.0	100.0%	$289.6
Cost of goods sold	1,189.7	86.7%	954.2	88.1%	235.5

Gross margin	182.9	13.3%	128.8	11.9%	54.1
Selling, general and administrative expense	95.9	7.0%	80.6	7.4%	15.3
Impairment of long-lived assets	4.7	0.3%	-	0.0%	4.7
Restructuring and other income	(3.4)	-0.2%	-	0.0%	3.4

Operating income	$85.7	6.2%	$48.2	4.5%	$37.5

Material cost	$979.8		$776.9		$202.9
Tons shipped (in thousands)	2,333		1,956		377

Net sales and operating highlights were as follows:

•

Net sales increased $289.6 million from the comparable period in the prior year. The consolidation of TWB combined with increased volumes in the automotive, construction and agriculture markets favorably impacted net sales by $315.7 million, while lower base material prices in the first nine months of fiscal 2014 led to decreased pricing for our products, negatively impacting net sales by $26.1 million. Excluding the impact of TWB, overall volumes were up 9%, and the mix of direct versus toll tons processed was 57% to 43%, compared to 56% to 44% in the comparable prior year period.

•

Operating income increased $37.5 million from the comparable period in the prior year due primarily to higher overall volumes and the positive impact of inventory holding gains in the current period compared to inventory holding losses in the prior year period. Current quarter operating income was also favorably impacted by a net restructuring gain of $3.4 million, which consisted of $4.8 million related to the sale of the Company’s Integrated Terminals warehouse facility in Detroit, Michigan, offset by $1.4 million of severance costs accrued in connection with the closure of the Company’s Baltimore steel facility. The overall improvement in operating income was partially offset by an impairment charge of $4.7 million related to certain non-core assets within Steel Processing.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$664.2	100.0%	$606.9	100.0%	$57.3
Cost of goods sold	508.6	76.6%	479.7	79.0%	28.9

Gross margin	155.6	23.4%	127.2	21.0%	28.4
Selling, general and administrative expense	96.0	14.5%	75.6	12.5%	20.4
Impairment of long-lived assets	11.6	1.7%	1.5	0.2%	10.1
Restructuring and other expense (income)	(1.0)	-0.2%	0.1	0.0%	(1.1)

Operating income	$49.0	7.4%	$50.0	8.2%	$(1.0)

Material cost	$302.4		$285.2		$17.2
Units shipped (in thousands)	61,656		58,826		2,830

Net sales and operating highlights were as follows:

•

Net sales increased $57.3 million from the comparable period in the prior year, as the favorable impact of recent acquisitions was partially offset by overall softness in our European cylinder operations.

•

Operating income decreased $1.0 million from prior year, as the improvement in gross margin was more than offset by trade name impairment charges of $11.6 million as a result of a re-branding initiative and an increase in SG&A expense due to the impact of acquisitions and an increase in corporate allocated expenses. The improvement in gross margin was driven by the impact of recent acquisitions, as well as gross margin improvements at existing operations. The overall decrease in operating income in the current period was also partially offset by a $2.0 million net gain on the sale of the Company’s North American steel high pressure and acetylene cylinders business. For additional information regarding the trade name impairment charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$147.8	100.0%	$170.9	100.0%	$(23.1)
Cost of goods sold	128.4	86.9%	145.0	84.8%	(16.6)

Gross margin	19.4	13.1%	25.9	15.2%	(6.5)
Selling, general and administrative expense	22.6	15.3%	20.5	12.0%	2.1
Impairment of long-lived assets	19.1	12.9%	-	0.0%	19.1

Operating income	$(22.3)	-15.1%	$5.4	3.2%	$(27.7)

Material cost	$66.2		$85.9		$(19.7)

Net sales and operating highlights were as follows:

•	Net sales decreased $23.1 million from the comparable period in the prior year driven by lower volumes and the impact of lower average selling prices.

•

Operating loss of $22.3 million represents a $27.7 million decrease from the operating income of $5.4 million in the prior year period. The decrease was driven primarily by a $19.1 million impairment charge related to trade names impacted by the re-branding strategy. Lower volumes and higher SG&A expense, due in part to costs associated with the Transformation, drove the remainder of the decrease. For additional information regarding the trade name impairment charge, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Other

The Other category includes our Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is the activity related to the wind down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$50.8	100.0%	$47.3	100.0%	$3.5
Cost of goods sold	47.0	92.5%	43.7	92.4%	3.3

Gross margin	3.8	7.5%	3.6	7.6%	0.2
Selling, general and administrative expense	11.1	21.9%	11.0	23.3%	0.1
Restructuring and other expense	0.7	1.4%	0.9	1.9%	(0.2)
Joint venture transactions	1.0	2.0%	(1.2)	-2.5%	2.2

Operating loss	$(9.0)	-17.7%	$(7.1)	-15.0%	$(1.9)

Net sales and operating highlights were as follows:

•	Net sales increased $3.5 million from the comparable period in the prior year, due primarily to improvement in the Energy Innovations business.

•

Operating loss increased $1.9 million from the comparable period in the prior year, as the increase in gross margin was more than offset by the combined increase in restructuring charges and expenses related to the joint venture transactions. Restructuring charges in the current period consisted primarily of facility exit costs associated with the wind down of our commercial stairs business. For additional information regarding our restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense (Income)” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the nine months ended February 28, 2014, we generated $220.6 million of cash from operating activities, invested $52.2 million in property, plant and equipment and received proceeds of $24.3 million from the sale of assets. Additionally, we repaid $78.6 million of short-term borrowings and paid $21.0 million of dividends. We also repurchased 2,380,500 of our common shares for $91.1 million. The following table summarizes our consolidated cash flows for the nine months ended February 28, 2014 and 2013:

	Nine Months Ended February 28,
(in millions)	2014	2013
Net cash provided by operating activities	$220.6	$195.7
Net cash used by investing activities	(1.0)	(80.3)
Net cash used by financing activities	(218.1)	(119.0)

Increase (decrease) in cash and cash equivalents	1.5	(3.6)
Cash and cash equivalents at beginning of period	51.4	41.0

Cash and cash equivalents at end of period	$52.9	$37.4

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

The cash and cash equivalents balance at February 28, 2014 included $33.3 million of cash held by subsidiaries outside of the United States that the Company intends to indefinitely reinvest. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations.

Following the filing of this Quarterly Report on Form 10-Q, we expect to file a universal automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission. The registration statement will permit us to offer debt securities, common shares or any combination of these securities, from time to time, in one or more public offerings.

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

Net cash provided by operating activities was $220.6 million during the nine months ended February 28, 2014 compared to $195.7 million in the comparable period of fiscal 2013. The difference was driven largely by the improvement in net earnings over the comparable period in the prior year.

Investing Activities

Net cash used by investing activities was $1.0 million during the nine months ended February 28, 2014 compared to $80.3 million in the comparable period of fiscal 2013. The decrease was primarily driven by acquisition activity. During the nine months ended February 28, 2014, the Company paid $35.6 million for a 75% interest in Worthington Aritas and $17.9 million for an additional 10% interest in TWB. However, the overall impact to cash was an increase of $17.6 million, as TWB’s cash balance at the time of acquisition exceeded the cash paid for our additional 10% interest. This compares to $62.1 million paid for Westerman, Inc. in the comparable period in the prior year. Other factors contributing to the overall increase included $9.2 million of excess distributions from ClarkDietrich and higher proceeds from the sale of assets, which increased $8.1 million. The overall increase was partially offset by higher capital expenditures, which increased $17.7 million over the comparable period in the prior year.

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

Financing Activities

Net cash used by financing activities was $218.1 million during the nine months ended February 28, 2014. During the first nine months of fiscal 2014, we paid $91.1 million to repurchase 2,380,500 of our common shares and paid $21.0 million of dividends. Additionally, we repaid $78.6 million of short-term borrowings and made payments to noncontrolling interests of $39.2 million, including $33.5 million to the minority partner of TWB for excess cash at the time of our acquisition of an additional 10% interest in the joint venture.

As of February 28, 2014, we were in compliance with our short-term and long-term debt covenants. Our debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at February 28, 2014 were unchanged from those reported as of May 31, 2013.

Common shares – The Board declared quarterly dividends of $0.15 per common share for each quarter of fiscal 2014 compared to $0.13 per common share for each quarter of fiscal 2013. Dividends paid on our common shares totaled $21.0 million and $44.1 million, respectively, during the nine months ended February 28, 2014 and 2013. The decrease was due to an accelerated cash dividend for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. As a result, no dividends were paid on our common shares during the first quarter of fiscal 2014.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 2,722,332 remained available for repurchase at February 28, 2014. During the first nine months of fiscal 2014, a total of 2,380,500 of our common shares were repurchased under this authorization.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2013 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements - NOTE G – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2014, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13.2 million at February 28, 2014. We have also guaranteed the repayment of a term loan entered into by one of our unconsolidated joint ventures, ArtiFlex. As of February 28, 2014, the outstanding principal balance on the loan was $3.7 million. In addition, we had in place $14.3 million of outstanding stand-by letters of credit for third-party beneficiaries as of February 28, 2014. These letters of credit were issued to third-party service providers and had no amounts drawn against them at February 28, 2014. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. We adopted this new guidance on June 1, 2013, and have provided the required disclosures in “NOTE O – Derivative Instruments and Hedging Activities.”

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. We adopted the effective provisions of this new accounting guidance on June 1, 2012 and have provided the required statements of comprehensive income for the three and nine months ended February 28, 2014 and 2013. In December 2011, certain provisions of this new guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income were temporarily deferred. In February 2013, an effective date was established for the provisions that had been deferred. These provisions are effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2012. We adopted the deferred provisions, which relate to presentation only, on June 1, 2013 and have provided the required disclosures in “NOTE H – Comprehensive Income.” There was no impact on our financial position or results of operations.

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

In March 2013, amended accounting guidance was issued regarding the accounting for cumulative translation adjustment. The amended guidance specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The amended guidance is effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2013. Early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

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

No impairment indicators were present with regard to goodwill during the nine months ended February 28, 2014. However, impairment indicators were present with regard to certain trade name intangible assets impacted by the re-branding initiative committed to during the second quarter of fiscal 2014, as more fully described under Recent Business Developments above. In connection with the change in branding strategy, we discontinued the use of all non-Worthington trade names except those related to retail products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As no future cash flows will be attributed to the impacted trade names, the entire book value was written-off, resulting in an impairment charge of $30.7 million.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2014). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2014) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. -- Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2013 (our “2013 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2013, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2013 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2013 Form 10-K could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 28, 2014:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2013	-	-	-	3,722,332
January 1-31, 2014	600,000	$38.56	600,000	3,122,332
February 1-28, 2014	400,000	$42.23	400,000	2,722,332

Total	1,000,000	$40.76	1,000,000

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares. At February 28, 2014, 2,722,332 common shares remained available for repurchase under this authorization. The common shares available for repurchase may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 28, 2014 and May 31, 2013;
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2014 and 2013;
(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2014 and 2013;
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2014 and 2013; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 7, 2014	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at February 28, 2014 and May 31, 2013;

(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2014 and 2013;

(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2014 and 2013;

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2014 and 2013; and

(v)	Notes to Consolidated Financial Statements.