Form 10-K
period 2014-05-31
WORTHINGTON INDUSTRIES INC
filed 2014-07-30
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Large accelerated filer  ☑       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller reporting company  ☐

                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No  ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 29, 2013 the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,068,755,749. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 22, 2014, the number of Common Shares issued and outstanding was 68,675,885.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 25, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

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

ii

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

•	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the acceptance of our products in markets;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•	level of imports and import prices in our markets;
•

the impact of judicial and governmental agency rulings as well as the impact of governmental regulations, both in the United States and abroad, including those adopted by the United States Securities and Exchange Commission and other governmental agencies as contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

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

iii

PART I

Item 1. – Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”). Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage, hand torches and filled hand torch cylinders, propane-filled camping cylinders, cylinders for breathing applications (medical, diving, firefighting), helium-filled balloon kits, steel and fiberglass tanks and processing equipment primarily for the oil and gas industry, and cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; engineered cabs and operator stations and cab components; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings.

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

Segments

As of May 31, 2014, we, together with our unconsolidated affiliates, operated 80 production facilities in 25 states and 10 countries. A total of 34 of these facilities relate to wholly-owned and consolidated subsidiaries of the Company. The remaining facilities are operated by our consolidated and unconsolidated joint ventures.

Our operations are managed principally on a products and services basis and are comprised of three primary operating segments which our reportable business segments correspond with: Steel Processing, Pressure Cylinders and Engineered Cabs. The Steel Processing operating segment consists of the Worthington Steel business unit (“Worthington Steel”) which operates 11 main facilities, and also includes: Precision Specialty Metals, Inc. (“PSM”), a specialty stainless processor located in Los Angeles, California; Worthington Steelpac Systems, LLC (“SteelPac”), which designs and manufactures recyclable steel packaging solutions for the movement of products; Spartan Steel Coating, LLC (“Spartan”), a consolidated joint venture that operates a cold-rolled hot dipped galvanizing line in Monroe, Michigan; and TWB Company, L.L.C. (“TWB”), a consolidated joint venture that operates a laser welded blank business headquartered in Monroe, Michigan. The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”) which operates 17 main facilities, and also includes two consolidated joint ventures: India-based

Worthington Nitin Cylinders Limited (“Worthington Nitin Cylinders”), a manufacturer of high-pressure, seamless steel cylinders for CNG storage in motor vehicles and for industrial gases, and Worthington Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas,”) a manufacturer of cryogenic pressure vessels for LNG and other gas storage applications located in Istanbul, Turkey. The Engineered Cabs operating segment consists of the Worthington Industries Engineered Cabs business unit (“Engineered Cabs”), formerly Angus Industries, Inc. Engineered Cabs operates 4 main facilities.

Our remaining operating segments include Construction Services and Worthington Energy Innovations (“WEI”), which are combined and disclosed in the Other category for segment reporting purposes, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is the activity related to the wind down of our former Metal Framing operating segment.

We hold equity positions in 12 active joint ventures, which are further discussed in the Joint Ventures section below. Of these, five are consolidated with their operating results reported within our reportable business segments as follows: Spartan and TWB in Steel Processing; Worthington Aritas and Worthington Nitin Cylinders in Pressure Cylinders; and WEI in Other.

During the fiscal year ended May 31, 2014 (“fiscal 2014”), the Steel Processing, Pressure Cylinders and Engineered Cabs operating segments served approximately 1,100, 4,500, and 100 customers, respectively, located primarily in the United States. Foreign operations accounted for approximately 7% of consolidated net sales during fiscal 2014 and were comprised primarily of sales to customers in Europe. No single customer accounted for over 10% of consolidated net sales in fiscal 2014.

Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Segment Data” of this Annual Report on Form 10-K for a full description of our reportable business segments.

Recent Developments

On July 31, 2013, we acquired an additional 10% interest in TWB for $17.9 million, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within Steel Processing since that date, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest in our consolidated statement of earnings for fiscal 2014. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the excess of fair value over carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11.0 million, which is included in miscellaneous income in our consolidated statement of earnings for fiscal 2014.

During the second quarter of fiscal 2014, we committed to a re-branding initiative to brand substantially all of our businesses under the Worthington Industries name. In connection with the branding strategy, the Company discontinued the use of non-Worthington trade names except for retail brand names such as BernzOmatic® and Balloon Time® and for those related to our joint ventures. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K for additional information.

On October 18, 2013, we finalized an agreement with Nisshin Steel Co., Ltd. (“Nisshin”) and Marubeni-Itochu Steel Inc. (“MISI”) to form Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. The joint venture will construct a plant in the Zhejiang Province in the People’s Republic of China that will produce cold-rolled strip steel, primarily for the automotive industry. We own a 10% interest in the joint venture with the option to increase our ownership interest to 34%.

On November 12, 2013, we entered into an agreement to sell the operating assets related to our small and medium steel high pressure industrial gas and acetylene cylinders business in North America. The majority of these assets were located in our Tilbury, Ontario facility, which ceased operations in February 2014.

On December 10, 2013, we announced the closure of our Baltimore steel facility, which ceased operations in May 2014. With the consolidation of the steel industry, many of the mills that previously supplied the Baltimore facility have closed, negatively impacting the supply chain there. We concluded that we can more efficiently service our customers in the Mid-Atlantic Region from other Worthington facilities and processing partners. The Company is in the process of shipping the remaining inventory at the Baltimore facility to other Worthington locations and expects to completely exit the facility before the end of the first quarter of fiscal 2015.

On January 24, 2014, we acquired a 75% interest in Worthington Aritas, one of Europe’s leading cryogenic technology companies for LNG and other gas storage applications. The remaining 25% stake was retained by the prior owners. The total purchase price, including an adjustment for estimated final working capital, was approximately $35.3 million. The purchase price also includes contingent consideration with an estimated fair value of $404,000.

On March 27, 2014, we acquired the tank manufacturing division of Steffes Corporation for cash consideration of approximately $28.9 million. The division manufactures oilfield storage tanks for customers drilling in the Bakken shale and Williston Basin region out of its facility in Dickinson, North Dakota, and complements our existing operations in Ohio and Kansas that manufacture steel and fiberglass storage tanks, gas separators, gas production units and related wellhead equipment for oil and gas exploration customers in the Marcellus, Utica, Bakken and Mid-Continent regions.

On April 15, 2014, we completed the public offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes bear interest at a rate of 4.55% and mature in April 2026. A portion of the net proceeds was used to repay borrowings then outstanding under both the Company’s $425.0 million revolving credit facility and its $100.0 million trade accounts receivable securitization facility. The remaining net proceeds will be used for general corporate purposes, which may include repayment of other indebtedness.

On June 25, 2014, our Board of Directors authorized the repurchase of an additional 10,000,000 of Worthington Industries’ outstanding common shares, increasing the total number of common shares available for repurchase to 11,722,332.

On June 25, 2014, our Board of Directors declared a quarterly dividend of $0.18 per share, an increase of $0.03 per share from the previous quarterly rate. The dividend is payable on September 29, 2014 to shareholders of record on September 12, 2014.

During the fourth quarter of fiscal 2014, we repurchased a total of 1,000,000 of our common shares for $37.1 million at an average price of $37.14 per share. During fiscal 2014, we repurchased a total of 3,380,500 common shares for $128.2 million at an average price of $37.93.

Transformation Plan

In our fiscal year ended May 31, 2008 (“fiscal 2008”), we initiated a transformation plan (the “Transformation Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales, operations, and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases. When this process began, we retained a consulting firm to assist in the development and implementation of the Transformation Plan. As the Transformation Plan progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan. Although the consulting firm was again engaged in fiscal 2012 as we rolled out the Transformation Plan in Pressure Cylinders, all of the work is now led and executed by our internal teams. These internal teams are now an integral part of our business and constitute what we refer to as the Centers of Excellence (“COE”). The COE will continue to monitor the performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The expenses related to the COE have been included in selling, general and administrative expense since the beginning of fiscal 2013.

To date, we have completed the transformation phases in each of the core facilities within Steel Processing, including the facilities of our Mexican joint venture. We also substantially completed the transformation phases at our metal framing facilities prior to contributing the related assets to Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), our 25%-owned metal framing joint venture. Transformation efforts within Pressure Cylinders and Engineered Cabs, which began during the first quarter of fiscal 2012 and the first quarter of fiscal 2013, respectively, are ongoing.

As of May 31, 2014, we have recognized approximately $74.3 million of total net restructuring charges associated with the Transformation Plan, including a net gain of $3.8 million during fiscal 2014, and charges of $3.3 million, $6.0 million, $2.6 million, $4.2 million, $43.0 million and $18.1 million, during fiscal 2013, fiscal 2012, fiscal 2011, fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Steel Processing

Our Steel Processing operating segment consists of the Worthington Steel business unit, which includes PSM and SteelPac and our consolidated joint ventures, Spartan and TWB. For fiscal 2014, fiscal 2013, and fiscal 2012, the percentage of consolidated net sales generated by Steel Processing was approximately 62%, 61%, and 55%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

The Steel Processing operating segment, including Spartan and TWB, operates 19 manufacturing facilities located in Ohio (6), Mexico (4), Alabama (2), Indiana (2), Michigan (2), and one each in California, Pennsylvania, and Tennessee.

Our Steel Processing operating segment serves approximately 1,100 customers, principally in the agricultural, appliance, automotive, construction, hardware, HVAC, lawn and garden, leisure and recreation, and office furniture markets. Automotive-related customers have historically represented approximately half of Steel Processing’s net sales. No single customer represented greater than 10% of Steel Processing’s net sales during fiscal 2014.

Our Steel Processing operating segment buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	cold reducing, which achieves close tolerances of thickness;

•	configured blanking, which stamps steel into specific shapes;

•	cutting-to-length, which cuts flattened steel sheets to exact lengths;

•	dry-lubing, the process of coating steel with a dry, soap-based lubricant;

•	edging, which conditions the edges of the steel by imparting round, smooth or knurled edges;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dip process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	laser welding, which joins metal blanks and coils with different thicknesses, coatings or material strength;

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	primacoat, which is a high-lubricity, acrylic-based coating;

•	slitting, which cuts steel coils or steel sheets to specific widths;

•	oscillate slitting, a slitting process that spools together several narrow coils welded end to end into one larger coil;

•	temper rolling, which is the process of light cold-rolling sheet steel;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances; and

•	non-metallic coating, including acrylic and paint coating.

Our Steel Processing operating segment also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product. Toll processing enhances Worthington Steel’s participation in the market for wide sheet steel and large standard orders, which is a market generally served by steel mills rather than by intermediate steel processors.

The steel processing industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors. Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Technical service and support for material testing and customer-specific applications enhance the quality of products (see “Business – Technical Services”). However, the extent to which technical service capability has improved Worthington Steel’s competitive position has not been quantified. Worthington Steel’s ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers, suppliers and one another. The extent to which plant location has impacted Worthington Steel’s competitive position has not been quantified. Processed steel products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

On July 31, 2013, we purchased an additional 10% interest in TWB, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within Steel Processing since the acquisition date. TWB operates three facilities in the United States, with one facility in each of Alabama, Michigan and Tennessee, and four facilities in Mexico.

During the first quarter of fiscal 2014, we made certain organizational changes impacting the internal reporting and management structure of SteelPac. As a result of these organizational changes, management responsibilities and internal reporting were realigned under Steel Processing. SteelPac designs and manufactures reusable custom steel platforms, racks and pallets for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles. SteelPac operates three facilities, with one facility in each of Indiana, Ohio and Pennsylvania.

Pressure Cylinders

The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and two consolidated joint ventures: Worthington Nitin Cylinders, an India-based manufacturer of high-pressure, seamless steel cylinders for CNG and other industrial gas storage applications; and Worthington Aritas, one of Europe’s leading cryogenic technology companies for LNG and other gas storage applications. The percentage of consolidated net sales generated by Pressure Cylinders was approximately 30% in fiscal 2014 and fiscal 2013, respectively, and approximately 33% in fiscal 2012.

Our Pressure Cylinders operating segment manufactures and sells filled and unfilled pressure cylinders, tanks and various accessories and related products for diversified end-use market applications. The following is a description of these markets:

•

Consumer Products: These products include LPG cylinders for barbecue grills and other heating applications, propane accessories, propane-filled cylinders for camping stove and other applications, hand held torches and accessories including filled fuel cylinders, and Balloon Time® helium-filled balloon kits. These products are sold primarily to mass merchandisers, cylinder exchangers and distributors. Revenues from this market sector totaled $369.1 million, $374.8 million and $339.6 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

•

Alternative fuels: This sector includes Type I, II, III and ASME cylinders for containment of CNG and hydrogen for automobiles, buses, and light-duty trucks, as well as propane/autogas cylinders for automobiles and light and medium-duty trucks. Revenues from this market sector totaled $65.8 million, $76.0 million and $60.5 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

•

Industrial Products: This market sector includes industrial, refrigerant, cryogenic and certain LPG cylinders for gas, as well as cryogenic pressure vessels and other specialty products. Cylinders in these markets are generally sold to gas producers and distributors. Industrial cylinders hold fuel for uses such as cutting, welding, breathing (medical, diving and firefighting), semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. Cryogenic cylinders are used to store liquid nitrogen, oxygen, argon and carbon dioxide for industrial gas markets. Cryogenic LNG pressure vessels include transport trailers, ISO containers, bulk tanks and satellite stations for re-gasification. LPG cylinders hold fuel for recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Specialty products include a variety of fire suppression and chemical tanks. Revenues from this market sector totaled $346.3 million, $341.2 million and $370.0 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

•

Energy: This sector was formed in fiscal 2013 as a result of the acquisition of Westerman, Inc. on September 17, 2012 and also included the Palmer and Steffes acquisitions. Products for this sector include steel and fiberglass tanks, and pressure vessels and other products for global energy markets, including oil and gas and nuclear, which products are used for a broad variety of exploration, recovery and production purposes; and hoists and other marine products which are used principally in shipyard lift systems. This sector also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial and agricultural end markets. Revenues from this market sector totaled $147.2 million in fiscal 2014 and $67.3 million in fiscal 2013.

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment serves approximately 4,500 customers. No single customer represented greater than 10% of net sales for the Pressure Cylinders operating segment during fiscal 2014.

The Pressure Cylinders operating segment, including the Worthington Nitin Cylinders and Worthington Aritas consolidated joint ventures, operates 19 manufacturing facilities located in California, Kansas (2), Mississippi, North Carolina, North Dakota, New York, Ohio (5), Wisconsin, Austria, India, Poland (2), Portugal and Turkey.

For sales in the United States and Canada, high-pressure and low-pressure cylinders, are primarily manufactured in accordance with United States Department of Transportation and Transport Canada specifications. Outside the United States and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards. Other products are produced to applicable industry standards including, as applicable, those standards issued by the American Petroleum Institute, ASME and UL.

Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market and one principal domestic competitor in the low-pressure LPG cylinder market. There are also several foreign competitors in these markets. We believe that Worthington Cylinders has the largest market share in its domestic low-pressure cylinder markets. In the other cylinder markets, there are several competitors. We believe that Worthington Cylinders is a leading supplier to the European markets for LNG pressure vessels and for both the high-pressure cylinder and low-pressure non-refillable cylinders. Worthington Cylinders generally has a strong competitive position for its industrial, energy, retail and specialty products, but competition varies on a product-by-product basis, and geographically for energy products. As with our other operating segments, competition is based upon price, service and quality.

The Pressure Cylinders operating segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market helium-filled balloon kits; the registered trademark “Bernzomatic®” to market certain fuel cylinders and hand held torches; the trademark “WORTHINGTON PRO-GRADE” to market certain LPG cylinders, hand torches and camping fuel cylinders; the registered trademarks “MAP-PRO®” and “Pro-Max®” to market certain hand torch cylinders; the registered trademark SCI® to market certain cylinders for transportation of compressed gases for inflation of flotation bags and escape slides; and the trade names “Westerman,” “Wooster Tool” and “Palmer” to market the tanks and other products produced by those operations. During the second quarter of fiscal 2014, the Company committed to a re-branding initiative to brand substantially all of our businesses under the Worthington Industries name. In connection with the branding strategy, the Company discontinued the use of non-Worthington trade names except for retail brand names such as BernzOmatic® and Balloon Time® and for those related to our joint ventures.

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

Engineered Cabs

The Engineered Cabs operating segment consists of the Worthington Industries Engineered Cabs business unit, formerly Angus Industries, Inc., which was acquired on December 29, 2011. For fiscal 2014, fiscal 2013, and fiscal 2012, the percentage of consolidated net sales generated by Engineered Cabs was approximately 7%, 9%, and 4%, respectively. On an annualized basis, fiscal 2012 net sales would have represented approximately 10% of consolidated net sales.

Engineered Cabs is headquartered in Columbus, Ohio and operates 4 primary manufacturing facilities, one in each of Iowa, South Carolina, South Dakota and Tennessee, which are strategically located near key assembly locations of original equipment manufacturers.

Engineered Cabs is North America’s leading non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications for heavy mobile equipment used primarily in the agricultural, construction, forestry, mining, military, and various other industries. Engineered Cabs’ product design, engineering support and broad manufacturing capabilities enable it to produce cabs and structures used in products ranging from small utility equipment to the largest earthmovers.

In addition to its engineered cab products, this operating segment has the capability to provide a full suite of complementary products such as machined structural components, complex and painted weldments, engine doors, boom components and complete frames, as well as a complete range of vacuum-formed plastic/acoustical trim components and assemblies. Engineered Cabs has the manufacturing capability for:

•	Steel laser cutting;

•	Steel bending and forming;

•	Roll-form tube curving and bending;

•	Machining;

•	Welding – robotic and manual;

•	Automated steel product cleaning and E-coating;

•	Top coat painting; and

•	Assembly.

Engineered Cabs produces products for over 150 different equipment platforms for approximately 100 customers. For fiscal 2014, Engineered Cabs’ top three customers represented approximately 75% of the operating segment’s total net sales. Its production levels can run from small and medium production volumes through high volume productions.

Engineered Cabs competes primarily with a handful of primary non-captive producers of engineered cabs in the United States, although there are numerous other suppliers who can perform some of the functions supplied by the Company. Some customers can also produce operator cabs in-house. The Company believes its competitive strengths include its design and engineering capabilities and its broad manufacturing capabilities, which allow it to provide a fully-integrated complete cab, and its ability to provide cabs at a more effective cost than customers can produce in-house. Competition is based on price, quality, delivery and service.

Key supplies include steel sheet and plate, stampings, steel tubing, hardware, controls, wiper systems, glazing materials (glass, polycarbonate), perishables (paint, urethane, caulk), electrical materials, HVAC systems and aesthetic materials (acoustical trim, plastics, foam), which are available from a variety of sources.

Other

The Other category includes two operating segments, Construction Services and WEI, which do not meet the quantitative thresholds for separate disclosure, as well as other corporate-related entities.

Construction Services.    The Construction Services operating segment includes the Military Construction business unit, and, for periods prior to its closure in May 2014, the Worthington Construction Group business unit. Military Construction’s operations involve the supply and construction of single family housing, with a focus on military housing. We are in the process of evaluating strategic options for this business.

Worthington Energy Innovations.    This operating segment is comprised of our 75%-owned and consolidated joint venture, WEI, which is described in more detail in the Joint Ventures section below.

Segment Financial Data

Financial information for the reportable business segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Segment Data”.

Financial Information About Geographic Areas

For fiscal 2014, our foreign operations represented 7% of consolidated net sales, (2)% of pre-tax earnings attributable to controlling interest and 15% of consolidated net assets. During fiscal 2014, fiscal 2013 and fiscal 2012, we had consolidated operations in Austria, Canada (through February 2014), the Czech Republic (through October 2012), India (beginning in fiscal 2011), Mexico (beginning July 2013), Poland (beginning in fiscal 2012), Portugal, Turkey (beginning January 2014) and the United States. Our unconsolidated joint ventures had operations in China, France, Mexico, Spain (through December 2013), the United Kingdom and the United States. Summary information about our foreign operations, including net sales and fixed assets by geographic region, is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” and “Note N – Segment Data” of this Annual Report on Form 10-K.

Suppliers

The primary raw material purchased by Worthington is steel. We purchase steel in large quantities at regular intervals from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. During fiscal 2014, we purchased approximately 2.4 million tons of steel (83% hot-rolled, 13% cold-rolled and 4% galvanized) on a consolidated basis. In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders. The Pressure Cylinders operating segment purchases steel to meet production schedules. For certain raw materials, there are more limited suppliers – for example, helium and zinc, which are generally purchased at market prices. Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2014, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Corporation; ArcelorMittal; Essar Steel Algoma Inc.; Gallatin Steel Company; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; Severstal North America, Inc.; Steel Dynamics, Inc.; and United States Steel Corporation (“U.S. Steel”). Major suppliers of aluminum to the Pressure Cylinders operating segment in fiscal 2014 were, in alphabetical order: Alcoa; DK Tech Co; Rio Tinto Alcan; and Sapa Group. Major suppliers of zinc to the Steel Processing operating segment were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Glencore Ltd; Teck Cominco Limited; and U.S. Zinc. Approximately 34.0 million pounds of zinc were purchased in fiscal 2014. We believe our supplier relationships are good.

Technical Services

We employ a staff of engineers and other technical personnel and maintain fully equipped laboratories to support operations. These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat-rolled steel required for customer needs. Engineers at Engineered Cabs design cabs and cab manufacturing processes. To provide these services, we maintain a continuing program of developmental engineering with respect to product characteristics and performance under varying conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the United States Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO) and customer requirements. An IASI (International Accreditations Service, Incorporated) accredited product testing laboratory supports these efforts.

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

Employees

As of May 31, 2014, we had approximately 10,000 employees, including those employed by our unconsolidated joint ventures. Approximately 4% of these employees are represented by collective bargaining units. Worthington believes it has good relationships with its employees, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, we participate in five consolidated and seven unconsolidated joint ventures.

Consolidated

•

Spartan is a 52%-owned consolidated joint venture with a subsidiary of Severstal North America, Inc. (“Severstal”), located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. Spartan’s financial results are consolidated within Steel Processing. The equity owned by Severstal is shown as noncontrolling interest on our consolidated balance sheets and Severstal’s portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings. On July 21, 2014, Severstal announced that it had signed an agreement to sell certain steelmaking assets as well as its interests in three joint ventures, including Spartan, to AK Steel;

•

TWB is a 55%-owned consolidated joint venture with a subsidiary of Wuhan Iron and Steel Company (“WISCO”). It is a leading North American supplier of tailor welded blanks, tailor welded coils and other tailor welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars. TWB operates facilities in Monroe, Michigan; Prattville, Alabama; and Smyrna, Tennessee as well as in Puebla, Ramos Arizpe (Saltillo), Hermosillo and Silao, Mexico. TWB’s financial results have been consolidated within Steel Processing since July 31, 2013, when we increased our ownership interest from 45% to 55%. The equity owned by WISCO is shown as noncontrolling interest on our consolidated balance sheets and WISCO’s portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings from the acquisition date forward. For periods prior to the acquisition date, our portion of the equity in the net income of TWB was included within equity in the net income of unconsolidated affiliates;

•

WEI is a 75%-owned consolidated joint venture with a subsidiary of Professional Supply, Inc. (20%) and Stonehenge Structured Finance Partners, LLC (5%) (together referred to as “WEI Partners”), located in

Fremont, Ohio. WEI is a professional services company that develops cost-effective energy solutions for entities in North America. WEI designs solutions to minimize energy consumption, manages the energy solution installation, monitors and verifies energy usage, guarantees future energy savings and shares in these savings. WEI’s financial results are reported within the Other category for segment reporting purposes. The equity owned by the WEI Partners is shown as noncontrolling interest on our consolidated balance sheets and the WEI Partners’ portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings;

•

Worthington Nitin Cylinders is a 60%-owned consolidated joint venture based in Visakhapatnam, India with Nitin Fire Protection Industries Limited (“Nitin Fire”). Worthington Nitin Cylinders manufactures high-pressure, seamless steel cylinders for CNG storage in motor vehicles, and produces cylinders for other industrial gas storage applications. Worthington Nitin Cylinders’ financial results are consolidated within Pressure Cylinders. The equity owned by Nitin Fire is shown as noncontrolling interest on our consolidated balance sheets and Nitin Fire’s portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings. During the fourth quarter of fiscal 2014, management committed to plans to sell its interest in Worthington Nitin Cylinders and actions to locate a buyer are ongoing; and

•

Worthington Aritas is a 75%-owned consolidated joint venture based in Turkey. Worthington Aritas is one of Europe’s leading cryogenic technology companies for LNG and other gas storage applications. Its financial results have been consolidated within Pressure Cylinders since January 24, 2014, the date we acquired our interest in the joint venture. The equity owned by minority shareholders is shown as noncontrolling interest on our consolidated balance sheets and their portion of net earnings is included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings.

Unconsolidated

•

ArtiFlex Manufacturing, LLC (“ArtiFlex”), a 50%-owned joint venture with International Tooling Solutions, LLC, provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. ArtiFlex operates six manufacturing facilities: three in Michigan, two in Ohio and one in Kentucky.

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

•

Samuel Steel Pickling Company (“Samuel”), a 31.25%-owned joint venture with Samuel Manu-Tech Pickling, Inc. operates one steel pickling facility in Twinsburg, Ohio, and another in Cleveland, Ohio. Samuel also performs in-line slitting, side trimming, pickle dry, under winding and the application of dry lube coatings during the pickling process.

•

Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three facilities in Mexico, one each in Leon, Queretaro and Monterrey. Serviacero Worthington provides steel processing services, such as pickling, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance, electronics and heavy equipment. Serviacero Worthington commissioned a new pickle line in Monterrey in September 2012.

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

WAVE operates eight facilities in five countries: Aberdeen, Maryland; Benton Harbor, Michigan; and North Las Vegas, Nevada; Qingpu, Shanghai, China; Sittingbourne and Team Valley, United Kingdom; Prouvy, France; and Marval, Pune, India.

•

Worthington Specialty Processing (“WSP”), a 51%-owned joint venture with a subsidiary of U. S. Steel, operates three steel processing facilities located in Canton, Jackson and Taylor, Michigan, which are managed by Steel Processing. WSP serves primarily as a toll processor for U.S. Steel and others. Its services include slitting, blanking, cutting-to-length, laser welding, tension leveling and warehousing. WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

•

Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd, a 10%-owned unconsolidated joint venture with Nisshin and MISI, is based in Pinghu City, Zhejiang, China. The joint venture will construct a facility that will produce cold-rolled strip steel, primarily for the automotive industry.

See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K for additional information about our unconsolidated joint ventures.

Environmental Regulation

Our manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state, local and foreign laws and regulations relating to the protection of the environment. We examine ways to reduce emissions and waste and to decrease costs related to environmental compliance. The cost of compliance or capital expenditures for environmental control facilities required to meet environmental requirements are not anticipated to be material when compared with overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations, cash flows, or the competitive position of Worthington or any particular business segment.

Item 1A. – Risk Factors

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

Risks Related to Our Business

Economic or Industry Downturns

Our industry is cyclical and both recessions and prolonged periods of slow economic growth could have an adverse effect on our business.    The impacts of the slow and uneven recovery in customer demand in many of our markets, and government measures to aid economic recovery, including various measures intended to provide stimulus to the economy in general or to certain industries, as well as the growing debt levels of the United States and other countries, especially in Europe, continue to be unknown. Overall, operating levels across many of our businesses may remain at lower levels until economic conditions improve and demand increases. While certain sectors of the economy have stabilized and recovered from the economic downturn, we are unable to predict the strength, pace or sustainability of the economic recovery or the effects of government intervention or debt levels. Overall general economic conditions, both domestically and globally, have improved from the lows reached during the recession. The automotive market has shown signs of strengthening, and the construction market has shown signs of stabilizing. However, global economic conditions, particularly in Europe, remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

The automotive and construction industries account for a significant portion of our net sales, and reduced demand from these industries have adversely impacted and may continue to adversely affect our business.    The overall downturn in the economy, the disruption in capital and credit markets, the impact on real estate values, high unemployment rates, and reduced consumer confidence and spending caused significant reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. Many automotive manufacturers and their suppliers reduced production levels and eliminated manufacturing capacity, through the closure of facilities, reduction in operations and other cost reduction actions. The domestic automotive industry has improved from its lows in recent years. The construction industry has shown signs of stabilizing from further erosion. However, the construction markets remain below historical norms. We cannot predict the strength, pace or sustainability of recovery in these markets. The difficulties faced by the automotive and construction industries have adversely affected and may continue to adversely affect our business. If demand for the products we sell to the automotive or construction markets were to be reduced, this could negatively affect our sales, financial results and cash flows.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our business.    In recent years, many of our customers have experienced and continue to experience challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, including additional plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may delay or default on their payment obligations to us. Economic conditions remain fragile, and the possibility remains that markets may not fully recover, or could further deteriorate. Should the economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase. Such bankruptcy filings or other financial difficulties may result not only in a reduction in our sales, but also in a loss associated with our potential inability to collect outstanding accounts receivable from the affected customers. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

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

Although domestic credit markets have largely stabilized from the height of the financial crisis, the effects of the financial crisis continue to present additional risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, stricter lending standards have made it more difficult and costly for some firms to access the credit markets. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facility. In addition, restricted access to the credit markets is continuing to make it difficult, or in some cases, impossible for our customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

Raw Material Pricing and Availability

The costs of manufacturing our products and our ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.    If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum, zinc or helium, or other supplies is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events, those factors listed in the immediately following paragraph or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and this consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Our future operating results may be affected by fluctuations in raw material prices, and we may be unable to pass on increases in raw material costs to our customers.    Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors described in the immediately preceding paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials then on hand to complete orders for which the selling prices have decreased. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current market pricing.

Inventories

Our business could be harmed if we fail to maintain proper inventory levels.    We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders for Steel Processing, we anticipate and forecast customer demand for each of our operating segments. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if raw material prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages could result in unfilled orders, negatively impacting our customer relationships and resulting in lost revenues, which could harm our business and adversely affect our financial results.

Suppliers and Customers

The loss of significant volume from our key customers could adversely affect us.    A significant loss of, or decrease in, business from any of our key customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive, and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. In addition, certain of our top customers may be able to exert pricing and other influences on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time.

Many of our key industries, such as automotive, construction and heavy mobile equipment, are cyclical in nature.    Many of our key industries, such as automotive, construction and heavy mobile equipment, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general United States or worldwide economy and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our business.

Significant reductions in sales to any of the Detroit Three automakers could have a negative impact on our business.    Approximately half of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and Chrysler (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers could negatively impact our business. Since 2011, automobile producers have begun taking steps toward complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these new standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America. Certain automakers have announced that they will use greater amounts of aluminum and smaller proportions of steel in some new models.

A significant reduction in sales to any of our large heavy mobile equipment customers could have a negative impact on our business.    Substantially all of the sales of our Engineered Cabs operating segment are to customers who manufacture heavy mobile equipment. A reduction in sales to any of our major customers in this market could negatively impact our business. A reduction in demand could result from numerous causes including a reduction in overall market demand for heavy mobile equipment, in-sourcing of engineered cabs by our customers, or increased competition.

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

The loss of key supplier relationships could adversely affect us.    Over the years, our various manufacturing operations have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse impact on our results of operations.

Competition

Our business is highly competitive, and increased competition could negatively impact our financial results.    Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Depending on a variety of factors, including raw material, energy, labor and capital costs, government control of currency exchange rates and government subsidies of foreign steel producers, our business may be materially adversely affected by competitive forces. Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

If increased government mileage standards for automobiles result in the substitution of other materials for steel, demand for our products could be negatively impacted, which could have an adverse effect on our financial results.    Due to government requirements that manufacturers increase the fuel efficiency of automobiles, the automobile industry is exploring alternative materials to steel to decrease weight. The substitution of lighter weight material for steel in automobiles could adversely affect prices and demand for steel products.

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

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Poland and Portugal and joint venture facilities in China, France, India, Mexico, Turkey and the United Kingdom, and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; currency rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, the global recession and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors have resulted in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the Economic or Industry Downturns risk factor herein for additional information concerning the impact of the global recession and the volatility of capital and credit markets on our business.

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

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.    Many of our operations are capital intensive. For the five-year period ended May 31, 2014, our total capital expenditures, including acquisitions and investment activity, were approximately $733.2 million. Additionally, as of May 31, 2014, we were obligated to make aggregate lease payments of $41.1 million under operating lease agreements. Our business also requires expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing business. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Litigation

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our results of operations and liquidity in a particular period.    Our results of operations or liquidity in a particular period could be affected by an adverse ruling in any legal proceedings or investigations which may be pending against us or filed against us in the future. We are also subject to a variety of legal compliance risks, including, without limitation, potential claims relating to product liability, product recall, health and safety, environmental matters, intellectual property rights, taxes and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trading practices. While we believe that we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. A future adverse ruling or settlement or an unfavorable change in laws, rules or regulations could have a material adverse effect on our results of operations or liquidity in a particular period.

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

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results.    We self-insure a significant portion of our potential liability for workers’ compensation, product liability, product recall, general liability, property liability, automobile liability and employee medical claims. In order to reduce risk, we purchase insurance from highly-rated, licensed insurance carriers that cover most claims in excess of the applicable deductible or retained amounts. We maintain reserves for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance providers to perform could have an adverse impact on our financial condition and results of operations.

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

Key Employees

If we lose senior management or other key employees, our business may be adversely affected.    Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. The loss of any of these individuals or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations or prospects. Our future success will also depend, in part, on our ability to attract and retain qualified personnel, such as engineers and other skilled technicians, who have experience in the application of our products and are knowledgeable about our business, markets and products. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. We have not entered into any formal employment agreements or change in control agreements with our executive officers, and the loss of any member of our management team could adversely impact our business and operations. Additionally, we may modify our management structure from time to time or reduce our overall workforce as we did in certain operating segments during the recent economic downturn, which may create marketing, operational and other business risks.

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

Impairment Charges

Continued or enhanced weakness or instability in the economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth.    We review the carrying value of our long-lived assets, excluding purchased goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. For long-lived assets other than goodwill, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds fair value. Goodwill and intangible assets with indefinite lives are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. The goodwill impairment test consists of comparing the fair value of the each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of the reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statement of earnings. Economic conditions remain fragile, particularly in Europe and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain of our business segments are adversely affected by the challenging and volatile economic and financial conditions, we may be required to record additional impairments, which would negatively impact our results of operations.

Item 1B. – Unresolved Staff Comments

None.

Item 2. – Properties.

General

Our principal corporate offices are located in an office building in Columbus, Ohio, containing approximately 117,700 square feet, which also house the principal corporate offices of our Pressure Cylinders, Engineered Cabs and Construction Services operating segments. We purchased this office building on

June 22, 2012, and are in the process of completing a renovation of the building. Our Steel Processing corporate offices are located in an office building next to the principal corporate offices that contain approximately 30,000 square feet of leased space. We also own three facilities used for administrative and medical purposes in Columbus, Ohio, containing an aggregate of approximately 166,000 square feet. As of May 31, 2014, we owned or leased a total of approximately 8,000,000 square feet of space for our operations, of which approximately 7,000,000 square feet (7,500,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to 10 years. For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note R – Operating Leases” of this Annual Report on Form 10-K. We believe the distribution and office facilities provide adequate space for our operations and are well maintained and suitable.

Excluding our 12 active joint ventures, we operate 34 manufacturing facilities and 11 warehouses. These facilities are well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

Our wholly-owned operations within Steel Processing operate a total of 11 manufacturing facilities, 8 of which are owned by the Company and contain approximately 2,300,000 square feet, and three of which are leased and contain approximately 300,000 square feet. These facilities are located in Alabama, California, Indiana (2), Ohio (6), and Pennsylvania. This operating segment also owns one warehouse in Ohio, containing approximately 110,000 square feet, and one warehouse in California, containing approximately 60,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

Our wholly-owned operations within Pressure Cylinders operate a total of 17 manufacturing facilities, 15 of which are owned by the Company and contain a total of approximately 2,300,000 square feet, and two that are leased and contain approximately 350,000 square feet. These facilities are located in California, Kansas (2), Mississippi, North Carolina, North Dakota, New York, Ohio (5), Wisconsin, Austria, Poland (2) and Portugal. Pressure Cylinders also operates two warehouses, one in Austria and one in Poland, that are owned by the Company that contain a total of approximately 90,000 square feet, and three leased warehouses, two in Ohio and one in Canada, that contain a total of approximately 105,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Engineered Cabs

Engineered Cabs operates four manufacturing facilities owned by the Company that contain a total of approximately 1,000,000 square feet. These facilities are located in Iowa, South Carolina, South Dakota, and Tennessee. This operating segment also operates one Company-owned warehouse in Iowa and three leased warehouses, one in each of South Carolina, South Dakota and Tennessee, that contain a total of approximately 60,000 square feet. Engineered Cabs’ corporate offices are located in Columbus, Ohio. During fiscal 2014, the Company purchased two buildings within the Watertown, South Dakota, manufacturing facility that were previously leased.

Other

The Construction Services operating segment consists of the Military Construction business unit, and, for periods prior to its closure in May 2014, the Worthington Construction Group business unit. Construction Services operates two leased administrative facilities, one in each of Ohio and Tennessee, that contain a total of approximately 16,000 square feet and leases an additional administrative facility in Hawaii containing approximately 600 square feet. The Company also owns a manufacturing facility in Wooster, Ohio, that is subject to a lease agreement with our automotive body panels joint venture, ArtiFlex, and contains approximately 900,000 square feet.

Joint Ventures

As outlined below, our consolidated and unconsolidated joint ventures operate a total of 46 manufacturing facilities.

Consolidated

•

Spartan owns and operates one manufacturing facility in Monroe, Michigan; TWB operates seven manufacturing facilities, one owned facility located in Monroe, Michigan, and six leased facilities located in Alabama, Tennessee, and Mexico (4); WEI leases one manufacturing facility in Fremont, Ohio; Worthington Nitin Cylinders owns and operates a manufacturing facility in India; and Worthington Aritas operates one leased manufacturing facility near Istanbul, Turkey.

Unconsolidated

•	ArtiFlex operates six manufacturing facilities located in Michigan (3), Ohio (2) and Kentucky.

•	ClarkDietrich operates 13 manufacturing facilities, one each in Connecticut, Georgia, Hawaii, Illinois, and Maryland and two each in California, Ohio, Florida and Texas.

•	Samuel operates one steel pickling facility in Twinsburg, Ohio, and another in Cleveland, Ohio.

•	Serviacero operates three facilities in Mexico, one each in Leon, Queretaro and Monterrey.

•

WAVE operates eight facilities in five countries, three of which are located in the United States (one each in Maryland; Michigan; and Nevada). The remaining facilities are located in China, United Kingdom (2), France, and India.

•	WSP operates three steel processing facilities located in Michigan and managed by our Steel Processing operating segment.

Item 3. – Legal Proceedings

The Company is involved in various judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. The Company does not believe that any such proceedings will have a material adverse effect on its business, financial position, results of operation or cash flows.

Item 4. – Mine Safety Disclosures

Not Applicable

Supplemental Item – Executive Officers of the Registrant

The following table lists the names, positions held and ages of the individuals serving as executive officers of the Registrant as of July 30, 2014.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	60	Chairman of the Board and Chief Executive Officer; a Director	1996
Mark A. Russell	51	President and Chief Operating Officer	2012
B. Andrew Rose	44	Executive Vice President and Chief Financial Officer	2008
Andrew J. Billman	46	President-Worthington Cylinder Corporation	2011
Dale T. Brinkman	61	Vice President-Administration, General Counsel and Secretary	2000
Terrance M. Dyer	47	Vice President-Human Resources	2012
Geoffrey G. Gilmore	42	President-The Worthington Steel Company	2012
Joseph B. Hayek	42	Vice President-Mergers and Acquisitions and Corporate Development	2014
John G. Lamprinakos	56	President-Worthington Industries Engineered Cabs	2013
Catherine M. Lyttle	55	Vice President-Communications and Investor Relations	2009
Eric M. Smolenski	44	Chief Information Officer	2012
Richard G. Welch	56	Corporate Controller	2000
Virgil L. Winland	66	Senior Vice President-Manufacturing	2001

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

B. Andrew ‘Andy’ Rose has served as Executive Vice President of Worthington Industries since July 2014 and as Chief Financial Officer since December 2008. From December 2008 to July 2014, Mr. Rose also served as Vice President of Worthington Industries. From 2007 to 2008, he served as a senior investment professional with MCG Capital Corporation, a publicly-traded company specializing in debt and equity investments in middle market companies; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs.

Andrew J. Billman has served as President of Worthington Cylinder Corporation since August 2011. From February 2010 to August 2011, he served as Vice President-Purchasing for Worthington Industries. He served as Regional Sales Manager of The Worthington Steel Company from August 2008 to January 2010, as National Account Manager of The Worthington Steel Company from August 2006 to July 2008, and as Automotive Accounts Manager of The Worthington Steel Company from August 1998 to December 2000. Mr. Billman served in various other positions with the Company from 1991 to January 2001. From January 2001 to July 2006, he was employed with A.M.S.E.A., Inc., a private manufacturing company that stamped components, located in Michigan.

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since December 1998 and as Worthington Industries’ General Counsel since September 1982. He has been Secretary of Worthington Industries since September 2000 and served as Assistant Secretary from September 1982 to September 2000.

Terrance M. Dyer has served as Vice President-Human Resources of Worthington Industries since June 2012. From October 2009 to June 2012, he served as the Vice President-Human Resources for our WAVE joint venture in Malvern, Pennsylvania. Prior to serving as Vice President-Human Resources for WAVE, Mr. Dyer spent five years in various human resources roles of increasing responsibility at Armstrong World Industries.

Geoffrey G. Gilmore has served as President of The Worthington Steel Company since August 2012. From July 2011 to July 2012, he served as Vice President-Purchasing for Worthington Industries and was responsible for all purchasing efforts across the Company including steel, commodity and OEM purchasing, logistics and outside processing. From April 2010 to July 2011, he served as General Manager of The Worthington Steel Company’s Delta, Ohio facility, responsible for overseeing its manufacturing and sales operations; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company. Mr. Gilmore served in various other positions with the Company from 1998 to June 2006.

Joseph B. Hayek has served as Vice President – Mergers and Acquisitions and Corporate Development of Worthington Industries since April 2014. From June 2012 to April 2014, Mr. Hayek served as President of Sarcom, Inc., a value-added IT solutions provider which changed its name to PCM Sales, Inc. in January 2013. From March 2008 to June 2012, he served as Executive Vice President of corporate development of PCM Inc., a provider of IT products, services and solutions. Prior to March 2008, Mr. Hayek served for eight years in the investment banking industry with Raymond James.

John G. Lamprinakos has served as President of Worthington Industries Engineered Cabs since June 2013. From December 2004 to July 2013, Mr. Lamprinakos served as President and Chief Executive Officer of our WAVE joint venture in Malvern, Pennsylvania. Before joining WAVE, Mr. Lamprinakos spent 24 years at Worthington Cylinder Corporation, including as President from 2001 to 2003.

Catherine M. Lyttle has served as Vice President – Communications and Investor Relations of Worthington Industries since April 2009. She served as Vice President of Communications of Worthington Industries from January 1999 to April 2009. Ms. Lyttle served as Vice President of Marketing for the Columbus Chamber of Commerce from 1987 to September 1997 and as Vice President of JMAC Hockey from 1997 to 1999.

Eric M. Smolenski has served as Chief Information Officer of Worthington Industries since June 2012. He served as Vice President-Human Resources of Worthington Industries from December 2005 through June 2012 and as the Director of Corporate Human Resources Services of Worthington Industries from January 2001 to December 2005. Mr. Smolenski served in various other positions with the Company from January 1994 to January 2001.

Richard G. Welch has served as the Corporate Controller of Worthington Industries since March 2000 and prior thereto, he served as Assistant Controller of Worthington Industries from August 1999 to March 2000. He served as Principal Financial Officer of Worthington Industries on an interim basis from September 2008 to December 2008.

Virgil L. Winland has served as Senior Vice President-Manufacturing of Worthington Industries since January 2001. He served in various other positions with the Company from 1971 to January 2001, including as President of Worthington Cylinder Corporation from June 1998 through January 2001.

Executive officers serve at the pleasure of the directors of the Registrant. There are no family relationships among any of the Registrant’s executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of the Registrant.

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of July 22, 2014, Worthington Industries had 6,040 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2014 and fiscal 2013, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2014 and fiscal 2013.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2014 Quarter Ended
August 31, 2013	$31.35	$36.50	$33.33	$0.15
November 30, 2013	$33.16	$41.93	$41.93	$0.15
February 28, 2014	$37.39	$44.05	$39.86	$0.15
May 31, 2014	$35.70	$41.86	$40.30	$0.15

Fiscal 2013 Quarter Ended
August 31, 2012	$15.88	$23.16	$20.90	$0.13
November 30, 2012	$20.86	$24.27	$23.56	$0.13
February 28, 2013	$22.93	$29.10	$28.34	$0.26
May 31, 2013	$28.02	$35.59	$34.38	$-

Dividends are declared at the discretion of Worthington Industries’ Board of Directors (the “Board”). The Board declared quarterly dividends of $0.15 per common share in fiscal 2014 and of $0.13 per common share for the first and second quarters in fiscal 2013. On December 10, 2012, the Board declared an accelerated cash dividend totaling $0.26 per common share for the third and fourth quarter of fiscal 2013. On June 25, 2014, the Board declared a quarterly dividend of $0.18 per common share for the first quarter of fiscal 2015, an increase of $0.03 per common share over the previous quarterly rate. This dividend is payable on September 29, 2014, to shareholders of record as of September 12, 2014.

The Board reviews the dividend on a quarterly basis and establishes the dividend rate based upon Worthington Industries’ financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee this will continue in the future.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2009, in Worthington Industries’ common shares and each index.

	05/09	05/10	05/11	05/12	05/13	05/14
Worthington Industries, Inc.	100.00	108.16	164.39	125.79	272.53	323.25
S&P Midcap 400 Index	100.00	134.52	178.85	167.95	218.25	257.63
S&P 1500 Steel Composite Index	100.00	125.41	148.41	98.22	105.16	125.65

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2014, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2014, the S&P 1500 Steel Composite Index included 9 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: Allegheny Technologies Incorporated; A.M. Castle & Co.; Cliffs Natural Resources Inc.; Commercial Metals Company; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; United States Steel Corporation; and Worthington Industries, Inc.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2014:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2014	-	-	-	2,722,332
April 1-30, 2014	387,036	$36.98	387,036	2,335,296
May 1-31, 2014 (2)	744,013	$37.65	612,964	1,722,332

Total	1,131,049	$37.42	1,000,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 29, 2011, we announced that the Board had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 1,722,332 common shares were available under this repurchase authorization at May 31, 2014.

On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of Worthington Industries’ outstanding common shares, increasing the total number of common shares available for repurchase to 11,722,332.

The common shares available for repurchase under these authorizations may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 131,049 common shares surrendered by employees in May 2014 to satisfy tax withholding obligations upon exercise of stock options and vesting of restricted common shares. These common shares were not counted against the 10,000,000 share repurchase authorization in effect throughout fiscal 2014 and discussed in footnote (1) above.

Item 6. – Selected Financial Data

	Fiscal Year Ended May 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
FINANCIAL RESULTS
Net sales	$3,126,426	$2,612,244	$2,534,701	$2,442,624	$1,943,034
Cost of goods sold	2,633,907	2,215,601	2,201,833	2,086,467	1,663,104

Gross margin	492,519	396,643	332,868	356,157	279,930
Selling, general and administrative expense	300,396	258,324	225,069	235,198	218,315
Impairment of long-lived assets	58,246	6,488	355	4,386	35,409
Restructuring and other expense (income)	(2,912)	3,293	5,984	2,653	4,243
Joint venture transactions	1,036	(604)	(150)	(10,436)	-

Operating income	135,753	129,142	101,610	124,356	21,963
Miscellaneous income	16,963	1,452	2,319	597	1,127
Interest expense	(26,671)	(23,918)	(19,497)	(18,756)	(9,534)
Equity in net income of unconsolidated affiliates	91,456	94,624	92,825	76,333	64,601

Earnings before income taxes	217,501	201,300	177,257	182,530	78,157
Income tax expense	57,349	64,465	51,904	58,496	26,650

Net earnings	160,152	136,835	125,353	124,034	51,507
Net earnings attributable to noncontrolling interest	8,852	393	9,758	8,968	6,266

Net earnings attributable to controlling interest	$151,300	$136,442	$115,595	$115,066	$45,241

Earnings per share – diluted:
Net earnings per share attributable to controlling interest	$2.11	$1.91	$1.65	$1.53	$0.57

Depreciation and amortization	$79,730	$66,469	$55,873	$61,058	$64,653
Capital expenditures (including acquisitions, net of cash acquired, and investments)	82,855	219,813	272,349	59,891	98,275
Cash dividends declared	41,816	36,471	33,441	29,411	31,676
Per common share	$0.60	$0.52	$0.48	$0.40	$0.40
Average common shares oustanding – diluted	71,664	71,314	70,252	75,409	79,143

FINANCIAL POSITION
Total current assets	$1,198,922	$866,883	$914,239	$891,635	$782,285
Total current liabilities	589,663	448,914	658,263	525,002	379,802

Working capital	$609,259	$417,969	$255,976	$366,633	$402,483

Total property, plant and equipment, net	$498,861	$459,430	$443,077	$405,334	$506,163
Total assets	2,296,381	1,950,857	1,877,797	1,667,249	1,520,347
Total debt	666,325	521,056	533,714	383,210	250,238
Total shareholders’ equity – controlling interest	850,812	830,822	697,174	689,910	711,413
Per share	$12.62	$11.91	$10.27	$9.62	$8.98
Common shares outstanding	67,408	69,752	67,906	71,684	79,217

The operations of the tank manufacturing division of Steffes Corporation have been reflected since its acquisition in March 2014. The operations of Worthington Aritas Basincli Kaplar Sanayi have been reflected since January 2014 when we acquired our 75% ownership interest. Our small and medium steel high pressure industrial gas and acetylene cylinders business in North America has been excluded from consolidated operating results since its disposition in November 2013. TWB Company, LLC has been reflected since July 2013 when we acquired an additional 10% ownership interest bringing our total to 55%. The acquisition of the net assets of Palmer Mfg. & Tank, Inc. has been reflected since April 2013. Our European air brake tank operations in Czech Republic have been excluded since their disposal in October 2012. Westerman, Inc. has been reflected since its acquisition in September 2012. WEI, formerly PSI Energy Solutions, LLC, has been reflected since March 2012 when we acquired our 75% ownership interest. Worthington Industries Engineered Cabs, formerly Angus Industries, Inc., has been reflected since its acquisition in December 2011. The propane fuel cylinders business of The Coleman Company, Inc. has been reflected since its acquisition in December 2011. STAKO sp. Z o.o. has been reflected since its acquisition in September 2011. The BernzOmatic business of Irwin Industrial Tool Company has been reflected since its acquisition in July 2011. Our Automotive Body Panels operations have been excluded from consolidated operating results since their deconsolidation in May 2011. Our Metal Framing operations have been excluded from consolidated operating results since their deconsolidation in March 2011, except for our Metal Framing operations in Canada, which have been excluded since their disposition in November 2009. The acquisition of the net assets of three MISA Metals, Inc. steel processing locations has been reflected since March 2011. The operations of Worthington Nitin Cylinders Limited have been reflected since December 2010 when we acquired our 60% ownership interest. The net assets of Hy-Mark Cylinders, Inc. have been reflected since their acquisition in June 2010.

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

Introduction

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”). Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage, hand torches and filled hand torch cylinders, propane-filled camping cylinders, cylinders for breathing applications (medical, diving, firefighting), helium-filled balloon kits, steel and fiberglass tanks and processing equipment primarily for the oil and gas industry, and cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; engineered cabs and operator stations and cab components; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings. Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2014, excluding our joint ventures, we operated 34 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include Construction Services and Worthington Energy Innovations (“WEI”).

We also held equity positions in 12 active joint ventures, which operated 46 manufacturing facilities worldwide, as of May 31, 2014. Five of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture members’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

During the first quarter of fiscal 2014, we made certain organizational changes impacting the internal reporting and management structure of our Steel Packaging operating segment. As a result of these organizational changes, management responsibilities and internal reporting were realigned under Steel Processing. Segment information reported in previous periods has been restated to conform to this new presentation.

Overview

The Company had a record year in fiscal 2014, recording the highest annual earnings per diluted share in Company history. Near record revenue and earnings at Steel Processing were partially offset by weakness in Engineered Cabs and larger than expected losses from our construction businesses, the strategic alternatives of which are being evaluated by the Company. Pressure Cylinders’ operating income declined from fiscal 2013; however, the current year included $32.0 million of non-cash impairment charges, an increase of $25.5 million over fiscal 2013.

Volumes were mixed in fiscal 2014. Pressure Cylinders volumes were up a modest 3%; however, a more favorable product mix due to an increase in higher-priced, lower-volume tanks led to an 8% increase in net sales. Steel Processing volumes were up 23%, driven by contributions from the consolidation of TWB and improvements in the automotive, construction and agriculture markets. Excluding the impact of TWB, Steel Processing volumes were up 12%. Refer to Recent Business Developments below for additional information regarding the Company’s acquisition of an additional 10% interest in TWB.

Equity in net income of unconsolidated affiliates (“equity income”) during fiscal 2014 was down 3% from fiscal 2013 to $91.5 million. The decrease resulted primarily from the consolidation of TWB on July 31, 2013. Since that date, TWB’s results have been consolidated versus reported in equity income. In addition, equity income from ClarkDietrich was lower by $1.8 million on lower volumes caused by severe weather conditions. However, all joint ventures posted positive results, led by WAVE, Serviacero and ClarkDietrich, which contributed $67.1 million, $7.3 million, and $7.0 million of equity income, respectively. We received $85.3 million in cash distributions from our unconsolidated affiliates during fiscal 2014.

The Company continues its strategy of optimizing existing operations through the Transformation, pursuing growth opportunities that add to our current businesses, and developing new products through innovation. Our Transformation efforts within Pressure Cylinders, which were initiated in the first quarter of fiscal 2012, continue to gain traction and increase in scope. The efforts in our industrial and consumer products end markets, in particular, are helping to drive recent steady quarterly improvements in our operating margins. We initiated the Transformation in our Engineered Cabs operating segment during the first quarter of fiscal 2013, and these efforts are progressing through each facility. For additional information regarding the Transformation Plan, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income)” of this Annual Report on Form 10-K.

Recent Business Developments

•

On July 31, 2013, we acquired an additional 10% interest in our laser welded blank joint venture, TWB, for $17.9 million, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within Steel Processing since that date, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11.0 million, which is included in miscellaneous income in our consolidated statement of earnings for fiscal 2014.

•

During the second quarter of fiscal 2014, we committed to a re-branding initiative to brand substantially all of our businesses under the Worthington Industries name. In connection with the branding strategy, the Company discontinued the use of non-Worthington trade names except for retail brand names such as BernzOmatic® and Balloon Time® and for those related to our joint ventures. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K for additional information.

•	On October 18, 2013, we finalized an agreement with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc. to form Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. The joint venture will construct a plant in the Zhejiang Province in the People’s Republic of China that will produce cold-rolled strip steel, primarily for the automotive industry. We own a 10% interest in the joint venture with the option to increase our ownership interest to 34%.

•

On November 12, 2013, we entered into an agreement to sell the operating assets related to our small and medium steel high pressure industrial gas and acetylene cylinders business in North America. The majority of these assets were located in our Tilbury, Ontario facility, which ceased operations in February 2014.

•

On December 10, 2013, we announced the closure of our Baltimore steel facility, which ceased production prior to the end of fiscal 2014. With the consolidation of the steel industry, many of the mills that previously supplied the Baltimore facility have closed, negatively impacting the supply chain there. We concluded that we can more efficiently service our customers in the Mid-Atlantic Region from other Worthington facilities and processing partners. The Company is in the process of shipping the remaining inventory at the Baltimore facility to other Worthington locations and expects to completely exit the facility before the end of the first quarter of fiscal 2015.

•

On January 24, 2014, we acquired a 75% interest in Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas”), one of Europe’s leading cryogenic technology companies for LNG and other gas storage applications. The remaining 25% stake was retained by the prior owners. The total purchase price, including an adjustment for estimated final working capital, was approximately $35.3 million. The purchase price also includes contingent consideration with an estimated fair value of $404,000.

•

On March 27, 2014, we acquired the tank manufacturing division of Steffes Corporation for cash consideration of approximately $28.9 million. The division manufactures oilfield storage tanks for customers drilling in the Bakken shale and Williston Basin region out of its facility in Dickinson, North Dakota, and complements our existing operations in Ohio and Kansas that manufacture steel and fiberglass storage tanks, gas separators, gas production units and related wellhead equipment for oil and gas exploration customers in the Marcellus, Utica, Bakken and Mid-Continent regions.

•

On April 15, 2014, we completed the public offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes bear interest at a rate of 4.55% and mature in April 2026. A portion of the net proceeds was used to repay borrowings then outstanding under both the Company’s $425.0 million revolving credit facility and its $100.0 million trade accounts receivable securitization facility. The remaining net proceeds will be used for general corporate purposes, which may include repayment of other indebtedness.

•

On June 25, 2014, the Board authorized the repurchase of an additional 10,000,000 of Worthington Industries’ outstanding common shares, increasing the total number of common shares available for repurchase to 11,722,332.

•

On June 25, 2014, the Board declared a quarterly dividend of $0.18 per share, an increase of $0.03 per share from the previous quarterly rate. The dividend is payable on September 29, 2014 to shareholders of record on September 12, 2014.

•

During the fourth quarter of fiscal 2014, we repurchased a total of 1,000,000 of our common shares for $37.1 million at an average price of $37.14 per share. During fiscal 2014, we repurchased a total of 3,380,500 common shares for $128.2 million at an average price of $37.93.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2014 and fiscal 2013 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 57% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of four of our unconsolidated joint ventures are also to the automotive end market. The increase in the portion of total net sales made to the automotive market, as shown in the table above, was driven primarily by the consolidation of TWB on July 31, 2013.

Approximately 9% of the net sales of our Steel Processing operating segment, 55% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts, and trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 34% and 45% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, energy, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Fiscal Year Ended May 31,			Increase / (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
U.S. GDP (% growth year-over-year)[1]	1.7%	2.2%	2.2%	-0.5%	0.0%
Hot-Rolled Steel ($ per ton)[2]	$651	$616	$693	$35	($77)
Detroit Three Auto Build (000’s vehicles)[3]	9,020	8,557	8,126	463	473
No. America Auto Build (000’s vehicles)[3]	16,381	15,744	14,329	637	1,415
Zinc ($ per pound)[4]	$0.86	$0.90	$0.96	($0.04)	($0.06)
Natural Gas ($ per mcf)[5]	$4.08	$3.49	$3.61	$0.59	($0.12)
On-Highway Diesel Fuel Prices ($ per gallon)[6]	$3.92	$3.96	$3.93	($0.04)	$0.03

1 2013/2012 figures based on revised actuals    2 CRU Hot-Rolled Index; period average    3 IHS Global    4 LME Zinc; period average    5 NYMEX Henry Hub Natural Gas; period average    6 Energy Information Administration; period average

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2014, fiscal 2013, and fiscal 2012:

(Dollars per ton 1)	Fiscal Year			Inc / (Dec)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
1st Quarter	$627	$616	$709	$11	1.8%	($93)	-13.1%
2nd Quarter	$651	$622	$660	$29	4.7%	($38)	-5.8%
3rd Quarter	$669	$629	$718	$40	6.4%	($89)	-12.4%
4th Quarter	$655	$595	$684	$60	10.1%	($89)	-13.0%
Annual Avg.	$651	$616	$693	$35	5.7%	($77)	-11.1%

1 CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during fiscal 2014. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During fiscal 2014, we continued to benefit from improving automotive production from the Detroit Three automakers, which experienced a 5% increase in vehicle production over the prior year. Overall North American vehicle production was up 4% during fiscal 2014.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$3,126.4	100.0%	$2,612.2	100.0%	$514.2
Cost of goods sold	2,633.9	84.2%	2,215.6	84.8%	418.3

Gross margin	492.5	15.8%	396.6	15.2%	95.9
Selling, general and administrative expense	300.4	9.6%	258.3	9.9%	42.1
Impairment of long-lived assets	58.2	1.9%	6.5	0.2%	51.7
Restructuring and other expense (income)	(2.9)	-0.1%	3.3	0.1%	(6.2)
Joint venture transactions	1.0	0.0%	(0.6)	0.0%	1.6

Operating income	135.8	4.3%	129.1	4.9%	6.7
Miscellaneous income	16.9	0.5%	1.5	0.1%	15.4
Interest expense	(26.7)	-0.9%	(23.9)	-0.9%	2.8
Equity in net income of unconsolidated affiliates	91.5	2.9%	94.6	3.6%	(3.1)
Income tax expense	(57.3)	-1.8%	(64.5)	-2.5%	(7.2)

Net earnings	160.2	5.1%	136.8	5.2%	23.4
Net earnings attributable to noncontrolling interest	(8.9)	-0.3%	(0.4)	0.0%	8.5

Net earnings attributable to controlling interest	$151.3	4.8%	$136.4	5.2%	$14.9

Fiscal 2014 net earnings attributable to controlling interest increased $14.9 million over fiscal 2013. Net sales and operating highlights were as follows:

•

Net sales increased $514.2 million from fiscal 2013. Higher overall volumes, aided by the impact of acquisitions, favorably impacted net sales by $532.7 million. The impact of higher overall volumes was partially offset by lower average selling prices, which negatively impacted net sales by $18.5 million.

•

Gross margin increased $95.9 million from fiscal 2013 due to the aforementioned increase in volumes and a higher spread between average selling prices and material costs due in part to the favorable impact of inventory holding gains in Steel Processing in fiscal 2014, compared to inventory holding losses in fiscal 2013.

•

SG&A expense increased $42.1 million from fiscal 2013, due primarily to the impact of acquisitions and higher profit sharing and bonus expense. The overall increase in SG&A expense was partially offset by a net pre-tax gain of $4.0 million for the favorable settlement of a legal dispute with a supplier involved in the fiscal 2012 voluntary product recall in Pressure Cylinders. For additional information regarding this and other significant legal matters, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note E – Contingent Liabilities and Commitments.”

•

Impairment charges of $58.2 million consisted of $30.7 million related to the write-off of certain trade name intangible assets as a result of a re-branding initiative, $19.0 million for the impairment of Worthington Nitin Cylinders, our 60%-owned consolidated joint venture in India, $7.1 million related to the Company’s stainless steel business, Precision Specialty Metals, and $1.4 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi.

Approximately $7.6 million, or 40%, of the total impairment charge related to Worthington Nitin Cylinders was attributed to the non-controlling interest. For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

•

Restructuring income of $2.9 million was driven by $7.1 million of net gains on the sale of assets, including $4.8 million related to the sale of our Integrated Terminals warehouse facility in Detroit, Michigan, and $2.3 million related to the sale of our North American steel high pressure and acetylene cylinders business. The impact of these items was partially offset by $2.5 million of accrued severance costs and $1.7 million of facility exit costs related to various restructuring and exit activities. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income)” of this Annual Report on Form 10-K.

•

In connection with the wind down of our former Metal Framing operating segment, we recognized net charges of $1.0 million within the joint venture transactions financial statement caption, consisting primarily of facility exit costs. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income)” of this Annual Report on Form 10-K.

•

Interest expense of $26.7 million was $2.8 million higher than the prior fiscal year. The increase was due to the impact of higher average debt levels and higher average interest rates resulting from an increase in the usage of long-term debt versus short-term debt. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K.

•

Equity income decreased $3.1 million from fiscal 2013 to $91.5 million. Adjusting for the removal of TWB from equity income, due to its consolidation, and the impact of a $4.8 million charge for the write-off of our metal framing joint venture in China in fiscal 2013, equity income was up $2.8 million led by higher contributions from WSP, WAVE, and Serviacero, which increased $2.5 million, $1.6 million and $1.4 million, respectively. Equity income at ClarkDietrich decreased $1.8 million on lower volumes related to severe weather conditions. However, all joint ventures posted positive results, led by WAVE, Serviacero and ClarkDietrich, which contributed $67.1 million, $7.3 million, and $7.0 million of equity income, respectively. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense decreased $7.2 million from fiscal 2013. The impact of higher earnings was more than offset by (a) a one-time $7.1 million favorable tax adjustment associated with the acquisition of an additional 10% interest in TWB (the “TWB acquisition adjustment”), (b) a one-time $2.3 million tax write-off of an investment in a foreign subsidiary, and (c) $2.2 million of research and development credits. The TWB acquisition adjustment related primarily to the estimated U.S. deferred tax liability associated with the unremitted earnings of TWB’s wholly-owned foreign corporations.

Fiscal 2014 income tax expense reflects an effective tax rate attributable to controlling interest of 27.5% vs. 32.1% in fiscal 2013. The 27.5% rate is lower than the federal statutory rate of 35% primarily as a result of (a) the TWB acquisition adjustment, and (b) benefits from (i) the qualified production activities deduction, (ii) a one-time tax write-off of an investment in a foreign subsidiary, and (iii) research and development credits, offset partially by state and local income taxes and the unfavorable impact of foreign taxes due primarily to certain foreign impairment charges for which there was no associated tax benefit. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Income Taxes” of this Annual Report on Form 10-K.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$1,936.1	100.0%	$1,462.6	100.0%	$473.5
Cost of goods sold	1,683.7	87.0%	1,284.3	87.8%	399.4

Gross margin	252.4	13.0%	178.3	12.2%	74.1
Selling, general and administrative expense	129.7	6.7%	110.1	7.5%	19.6
Impairment of long-lived assets	7.1	0.4%	-	0.0%	7.1
Restructuring and other income	(3.4)	-0.2%	-	0.0%	(3.4)

Operating income	$119.0	6.1%	$68.2	4.7%	$50.8

Material cost	$1,392.0		$1,044.8		$347.2
Tons shipped (in thousands)	3,282		2,659		623

Net sales and operating highlights were as follows:

•

Net sales increased $473.5 million over fiscal 2013 to $1.9 billion. The impact of higher overall volumes, resulting from the consolidation of TWB and increased sales to the automotive, construction and agriculture markets, favorably impacted net sales by $485.7 million. Excluding the impact of TWB, overall volumes were up 12%, and the mix of direct versus toll tons processed was unchanged from fiscal 2013 at 56% to 44%.

•

Operating income increased $50.8 million over fiscal 2013 primarily due to higher overall volumes and the positive impact of inventory holding gains in fiscal 2014 compared to inventory holding losses in fiscal 2013. Operating income in fiscal 2014 was also favorably impacted by a net restructuring gain of $3.4 million, which consisted of a $4.8 million gain on the sale of the Company’s Integrated Terminals warehouse facility in Detroit, Michigan, offset by $1.4 million of severance costs accrued in connection with the closure of the Company’s Baltimore steel facility. The overall improvement in operating income was partially offset by impairment charges of $7.1 million related to the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”).

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$928.4	100.0%	$859.3	100.0%	$69.1
Cost of goods sold	716.1	77.1%	676.8	78.8%	39.3

Gross margin	212.3	22.9%	182.5	21.2%	29.8
Selling, general and administrative expense	126.0	13.6%	106.9	12.4%	19.1
Impairment of long-lived assets	32.0	3.4%	6.5	0.8%	25.5
Restructuring and other expense (income)	(0.7)	-0.1%	2.7	0.3%	(3.4)

Operating income	$55.0	5.9%	$66.4	7.7%	$(11.4)

Material cost	$426.9		$409.1		$17.8
Units shipped (in thousands)	84,564		82,189		2,375

Net sales and operating highlights were as follows:

•

Net sales increased $69.1 million over fiscal 2013 to $928.4 million. Higher overall volumes favorably impacted net sales by $62.0 million, as the favorable impact of recent acquisitions more than offset overall softness in our European cylinder operations.

•

Operating income decreased $11.4 million from fiscal 2013, as the improvement in gross margin was more than offset by higher impairment charges and an increase in SG&A expense. Fiscal 2014 impairment charges of $32.0 million consisted of $19.0 million for the impairment of Worthington Nitin Cylinders, $11.6 million related to the write-off of certain trade name intangible assets, and $1.4 million related to the impairment of the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi. The overall increase in SG&A expense was due to the impact of acquisitions and an increase in corporate allocated expenses, partially offset by a net pre-tax gain of $4.0 million for the favorable settlement of a legal dispute with a supplier involved in the fiscal 2012 voluntary product recall in Pressure Cylinders. Restructuring income of $0.7 million was driven by a $2.0 million net gain on the sale of the Company’s North American small and medium steel high pressure industrial gas and acetylene cylinders business partially offset by severance and other exit costs associated with the consolidation of our hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders facility in Chilton, Wisconsin.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$200.5	100.0%	$226.0	100.0%	$(25.5)
Cost of goods sold	177.3	88.4%	194.4	86.0%	(17.1)

Gross margin	23.2	11.6%	31.6	14.0%	(8.4)
Selling, general and administrative expense	30.6	15.3%	27.4	12.1%	3.2
Impairment of long-lived assets	19.1	9.5%	-	0.0%	19.1

Operating income (loss)	$(26.5)	-13.2%	$4.2	1.9%	$(30.7)

Material cost	$90.9		$112.8		$(21.9)

Net sales and operating highlights were as follows:

•	Net sales decreased $25.5 million from fiscal 2013 due to the combined impact of lower volumes and lower average selling prices due to an unfavorable change in product mix.

•

Operating loss of $26.5 million represents a $30.7 million decrease from the $4.2 million of operating income generated in fiscal 2013. The decrease was driven by an impairment charge of $19.1 million related to the write-off of certain trade name intangible assets and the combined impact of lower net sales and higher manufacturing and SG&A expense, due in part to continued investment in people, technology and process improvements.

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

	Fiscal Year Ended May 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$61.4	100.0%	$64.3	100.0%	$(2.9)
Cost of goods sold	56.9	92.7%	60.0	93.3%	(3.1)

Gross margin	4.5	7.3%	4.3	6.7%	0.2
Selling, general and administrative expense	14.1	23.0%	13.8	21.5%	0.3
Restructuring and other expense	1.2	2.0%	0.6	0.9%	0.6
Joint venture transactions	1.0	1.6%	(0.6)	-0.9%	1.6

Operating loss	$(11.8)	-19.2%	$(9.5)	-14.8%	$(2.3)

Net sales and operating highlights were as follows:

•	Net sales decreased $2.9 million from fiscal 2013 driven by declines in the Construction Services operating segment.

•

Operating loss increased $2.3 million from fiscal 2013 driven by higher restructuring charges and an increase in expenses related to the wind down of our former Metal Framing operating segment. Restructuring charges in fiscal 2014 consisted of facility exit costs associated with the closure of our commercial stairs business and accrued severance related to our mid-rise construction business, which was shut down during May 2014. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income)” of this Annual Report on Form 10-K.

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

Fiscal 2013 net earnings attributable to controlling interest increased $20.8 million over fiscal 2012. Net sales and operating highlights were as follows:

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

•

Gross margin increased $63.7 million from fiscal 2012 due to the aforementioned increase in volumes, a more favorable product mix, and a decrease in charges related to the voluntary product recall in Pressure Cylinders. Gross margin for fiscal 2013 included $2.6 million of product recall charges compared to $9.7 million in fiscal 2013. For additional information regarding the product recall, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note E – Contingent Liabilities and Commitments.”

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

•

Restructuring charges of $3.3 million consisted primarily of a $2.5 million accrual for severance costs associated with the recently announced consolidation of our BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders facility in Chilton,

Wisconsin and $1.8 million of facility exit and other costs associated with the closure of our commercial stairs business. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income).”

•

In connection with the wind down of our former Metal Framing operating segment, we recognized a net benefit of $0.6 million. This amount consisted primarily of $1.9 million of net gains on asset disposals partially offset by facility exit and other costs. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income).”

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

•

Equity income increased $1.8 million from fiscal 2012. The majority of the equity income is generated by our WAVE joint venture, where our portion of net earnings increased $3.5 million, or 6%, to $65.5 million. Additionally, our portion of net earnings of ClarkDietrich and TWB increased $2.7 million and $2.3 million, respectively, over fiscal 2012. The overall increase in equity income was partially offset by a $4.8 million charge related to the write-off of the investment in our joint venture in China. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates.”

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

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$1,462.6	100.0%	$1,598.8	100.0%	$(136.2)
Cost of goods sold	1,284.3	87.8%	1,415.7	88.5%	(131.4)

Gross margin	178.3	12.2%	183.1	11.5%	(4.8)
Selling, general and administrative expense	110.1	7.5%	111.6	7.0%	(1.5)
Joint venture transactions	-	0.0%	(2.1)	-0.1%	2.1

Operating income	$68.2	4.7%	$73.6	4.6%	$(5.4)

Material cost	$1,044.8		$1,168.6		$(123.8)
Tons shipped (in thousands)	2,659		2,898		(239)

Net sales and operating highlights were as follows:

•

Net sales decreased $136.2 million from fiscal 2012. Lower base material prices throughout fiscal 2013 led to decreased pricing for our products, negatively impacting net sales by $120.7 million. Overall volumes were also down during fiscal 2013, negatively impacting net sales by $15.5 million. The mix of direct versus toll tons was 56% to 44% during fiscal 2013 versus 51% to 49% in the prior fiscal year. After excluding volumes from the MISA Metals facilities, which were wound down or sold during fiscal 2013, direct volumes increased approximately 3%. The change in mix of direct versus toll tons was driven primarily by our Spartan joint venture.

•

Operating income decreased $5.4 million from fiscal 2012 primarily due to the impact of lower volumes. Also contributing to the decrease was a $2.1 million gain in fiscal 2012 related to the disposal of two of the three MISA Metals steel processing facilities acquired in fiscal 2011. This gain was included in the joint venture transactions financial statement caption to correspond with amounts previously recognized in connection with this transaction.

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

•

Operating income increased $21.2 million from fiscal 2012 due primarily to improved margins, as costs associated with the voluntary product recall decreased by $7.1 million. Gross margin also improved due to contributions from acquisitions, cost containment efforts, and a more favorable product mix. The increase in gross margin was partially offset by higher SG&A expense due to the impact of acquisitions, an increase in corporate allocated expenses, and increased spending for new product development. Additionally, SG&A expense in the prior fiscal year included a $4.4 million gain related to the settlement of a legal dispute. Fiscal 2013 impairment charges included $5.0 million related to Worthington Nitin Cylinders, our consolidated joint venture in India, and $1.5 million related to the sale of our air brake tank business in Czech Republic. Fiscal 2013 restructuring charges consisted primarily of severance costs associated with the previously announced consolidation of our BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders facility in Chilton, Wisconsin.

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

•

Operating income decreased $0.7 million from fiscal 2012 on lower volumes resulting from production delays and lower demand from Engineered Cabs’ top customer. Fiscal 2013 operating income was also negatively impacted by a charge of $0.7 million related to the accelerated vesting of certain restricted stock awards. Operating income in fiscal 2012 was reduced by $5.0 million of expenses associated with the write-up of inventory to fair value as a result of the application of purchase accounting and various acquisition-related costs.

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

	Fiscal Year Ended May 31,
(Dollars in millions)	2013	% of Net sales	2012	% of Net sales	Increase/ (Decrease)
Net sales	$64.3	100.0%	$61.5	100.0%	$2.8
Cost of goods sold	60.0	93.3%	55.4	90.1%	4.6

Gross margin	4.3	6.7%	6.1	9.9%	(1.8)
Selling, general and administrative expense	13.8	21.5%	19.9	32.4%	(6.1)
Impairment of long-lived assets	-	0.0%	0.4	0.7%	(0.4)
Restructuring and other expense	0.6	0.9%	5.9	9.6%	(5.3)
Joint Venture Transactions	(0.6)	-0.9%	1.9	3.1%	(2.5)

Operating loss	$(9.5)	-14.8%	$(22.0)	-35.8%	$12.5

Net sales and operating highlights were as follows:

•	Net sales increased $2.8 million from fiscal 2012, primarily due to higher volumes in the Construction Services operating segment.

•

Operating loss decreased $12.5 million from fiscal 2012 driven by the impact of the joint venture transactions and reductions in both SG&A and restructuring and other expense. For additional information regarding these restructuring charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income).”

Liquidity and Capital Resources

During fiscal 2014, we generated $229.0 million in cash from operating activities, invested $71.3 million in property, plant and equipment and received proceeds of $27.4 million from the sale of assets. Additionally, we repurchased 3,380,500 of our common shares for $128.2 million and paid $31.2 million of dividends. We also repaid $103.6 million of short-term borrowings, which was funded by $247.6 million of net proceeds from the issuance of long-term debt. The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Years Ended May 31,
(in millions)	2014	2013
Net cash provided by operating activities	$229.0	$273.0
Net cash used by investing activities	(46.2)	(202.0)
Net cash used by financing activities	(44.1)	(60.6)

Increase in cash and cash equivalents	138.7	10.4
Cash and cash equivalents at beginning of period	51.4	41.0

Cash and cash equivalents at end of period	$190.1	$51.4

We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditures, debt repayments, dividend payments and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. We also believe we have adequate access to the financial markets to allow us to be in a position to sell long-term debt or equity securities. However, uncertainty and volatility in the financial markets may impact our ability to access capital and the terms under which we can do so.

The cash and equivalents balance at May 31, 2014 included $11.5 million of cash held by subsidiaries outside of the United States that the Company intends to reinvest indefinitely. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations.

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

Net cash provided by operating activities was $229.0 million during fiscal 2014 compared to $273.0 million in fiscal 2013. The $44.0 million decrease in net cash provided by operating activities was driven by changes in working capital needs, partially offset by the improvement in net earnings over fiscal 2013.

Investing activities

Net cash used by investing activities was $46.2 million in fiscal 2014 compared to $202.0 million in the prior year period. The decrease of $155.8 million was driven primarily by a decrease in the amount spent on acquisitions, higher proceeds from the sale of assets and an increase in excess distributions from ClarkDietrich. During fiscal 2014, the Company paid $28.9 million for the tank manufacturing division of Steffes, $35.6 million for its 75% interest in Worthington Aritas and $17.9 million for an additional 10% interest in TWB. However, the overall impact of the TWB transaction was a net increase in cash of $53.0 million, as TWB’s cash balance at the time of acquisition exceeded the cash paid for our additional 10% interest. This compares to a combined $175.2 million paid in fiscal 2013 for the net assets of Palmer Mfg. & Tank, Inc. and the outstanding common shares of Westerman, Inc. The overall decrease in cash used by investing activities was partially offset by higher capital expenditures in the current year.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended May 31,
(in millions)	2014	2013
Steel Processing	$16.7	$8.3
Pressure Cylinders	32.4	13.4
Engineered Cabs	10.4	6.3
Other	11.8	16.6

Total Capital Expenditures	$71.3	$44.6

Capital expenditures increased $26.7 million in fiscal 2014 due primarily to spending associated with certain capital projects in Steel Processing and Pressure Cylinders and the purchase of two buildings in Watertown, South Dakota, that were previously leased by the Company’s Engineered Cabs operating segment. Capital expenditures in fiscal 2014 also include capital outlays associated with the rebuild of building and equipment destroyed in the fire at our cylinders facility in Austria on August 19, 2013. For additional information regarding this matter, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note E – Contingent Liabilities and Commitments.”

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

Financing activities

Net cash used by financing activities was $44.1 million in fiscal 2014 compared to $60.6 million in the prior year. During fiscal 2014, we spent $128.2 million to repurchase 3,380,500 of our common shares, made payments to noncontrolling interests of $41.0 million, including $33.5 million to the minority partner of TWB for excess cash at the time of acquisition of our additional 10% interest, and paid dividends of $31.2 million. We also repaid $103.6 million of short-term borrowings, which was funded by $247.6 million of net proceeds from the issuance of long-term debt, as described in more detail below.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2014, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

On April 13, 2014, we issued $250.0 million aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.55%. The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity. We used a portion of the net proceeds from the offering to repay borrowings then outstanding under both the Company’s $425.0 million revolving credit facility and its $100.0 million trade accounts receivable securitization facility, both of which are described in more detail below. Approximately $3.1 million, $2.3 million and $0.5 million of the aggregate proceeds were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheet as of May 31, 2014, within long-term debt as a contra-liability, short- and long-term other assets and accumulated other comprehensive income (“AOCI”), respectively. Each will be recognized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes.

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

In connection with the acquisition of Worthington Industries Engineered Cabs, formerly Angus Industries, Inc. on December 29, 2011, we assumed industrial revenue bonds (“IRBs”) issued by the South Dakota Economic Development Finance Authority that mature in April 2019 and had an outstanding principal balance of $2.0 million at May 31, 2014. These IRBs bear interest at rates between 2.75% and 5.00%.

On April 13, 2010, we issued $150.0 million aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility. Approximately $0.2 million, $1.5 million and $1.4 million of the aggregate proceeds were allocated to the debt discount, debt issuance costs, and the settlement of a derivative contract entered into in anticipation of the issuance of the 2020 Notes. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheets within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will continue to be recognized, through interest expense, in our consolidated statements of earnings over the remaining term of the 2020 Notes.

On December 17, 2004, we issued $100.0 million aggregate principal amount of unsecured floating rate senior notes due December 17, 2014 (the “2014 Notes”). The 2014 Notes bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. However, we entered into an interest rate swap agreement whereby we receive interest on the $100.0 million notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%.

The Company had $190.1 million of cash at May 31, 2014, $100.0 million of which will be used to repay the 2014 Notes when they mature in December 2014.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. We were in compliance with our short-term debt covenants at May 31, 2014.

We maintain a $425.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings under the Credit Facility have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. No borrowings were outstanding under the Credit Facility at May 31, 2014.

We provided approximately $14.3 million in letters of credit for third-party beneficiaries as of May 31, 2014. The letters of credit secure potential obligations to certain bond and insurance providers. These letters can be drawn at any time at the option of the beneficiaries, and while not drawn against at May 31, 2014, $11.7 million of these letters of credit are issued against and therefore reduce availability under the Credit Facility. We had $413.3 million available to us under the Credit Facility at May 31, 2014, compared to $405.0 million available to us at May 31, 2013.

We maintain a $100.0 million revolving trade accounts receivable securitization facility that expires in January 2015 (the “AR Facility”). The AR Facility was available throughout fiscal 2014 and fiscal 2013. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2014, no undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at May 31, 2014, consisted of $4.4 million outstanding under a credit facility maintained by our consolidated affiliate, Worthington Aritas, that bears interest at a fixed rate of 5.60%, and $5.9 million outstanding under a $9.5 million credit facility maintained by our consolidated affiliate, Worthington Nitin Cylinders, that matures in November 2014 and bears interest at a variable rate. The applicable variable rate was 7.52% at May 31, 2014.

Common shares – We declared dividends at a quarterly rate of $0.15 per common share for each quarter of fiscal 2014 compared to $0.13 per common share for each quarter of fiscal 2013. Dividends paid on our common shares totaled $31.2 million and $44.1 million, respectively, during fiscal 2014 and fiscal 2013. The decrease was due to an accelerated cash dividend for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. As a result, no dividends were paid on our common shares during the first quarter of fiscal 2014.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 1,722,332 remained available for repurchase at May 31, 2014. During fiscal 2014, 3,380,500 common shares were repurchased under this authorization.

On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares, increasing the total number of common shares available for repurchase to 11,722,332.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2014. Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$10.4	$10.4	$-	$-	$-
Long-term debt	656.5	101.2	2.5	2.4	550.4
Interest expense on long-term debt	284.8	33.5	61.7	56.1	133.5
Operating leases	41.2	9.1	14.5	10.8	6.8
Royalty obligations	12.0	2.0	4.0	4.0	2.0

Total contractual cash obligations	$1,004.9	$156.2	$82.7	$73.3	$692.7

Interest expense on long-term debt is computed by using the fixed rates of interest on the debt, including impacts of the related interest rate hedge. Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of Coleman Cylinders in fiscal 2012. For additional information regarding this agreement, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note E – Contingent Liabilities and Commitments” of this Annual Report on Form 10-K. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $4.1 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included this amount in the contractual obligations table above.

The following table summarizes our other commercial commitments as of May 31, 2014. These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantees	$16.3	$13.0	$3.3	$-	$-
Standby letters of credit	14.3	14.3	-	-	-

Total commercial commitments	$30.6	$27.3	$3.3	$-	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2014, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13.0 million at May 31, 2014. We have also guaranteed the repayment of a $3.3 million term loan held by ArtiFlex, an unconsolidated joint venture. In addition, we had in place approximately $14.3 million of outstanding stand-by letters of credit at May 31, 2014. These letters of credit were issued to third-party service providers and had no amounts drawn against them at May 31, 2014. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this amended accounting guidance effective June 1, 2013 did not have a material impact on our financial position or results of operations.

In July 2012, amended accounting guidance was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this amended accounting guidance effective June 1, 2013 did not have a material impact on our financial position or results of operations.

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

In April 2014, amended accounting guidance was issued that updates the definition of discontinued operations from current U.S. GAAP. Going forward only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. Additionally, the existing condition that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The amended guidance is effective for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted this amended guidance upon issuance, which did not have an impact on our financial position or results of operations.

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are in the process of evaluating the effect this guidance will have on our financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe our related reserves are sized appropriately. The reserve for doubtful accounts decreased approximately $0.4 million during fiscal 2014 to $3.0 million.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Inventory Valuation:     Our inventory is valued at the lower of cost or market, with cost determined using a first-in, first-out method. This assessment requires the use of significant estimates to determine replacement cost, cost to complete, normal profit margin and ultimate selling price of the inventory. We believe that our inventories were valued appropriately as of May 31, 2014 and 2013.

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

Fiscal 2014:     During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders. As all of the criteria for classification as assets held for sale were met, the net assets of this business are presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $5.9 million, was lower than its net book value, an impairment charge of $19.0 million was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest of $7.6 million was recorded within net earnings attributable to noncontrolling interest in our fiscal 2014 consolidated statement of earnings.

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s stainless steel business, Precision Specialty Metals. As all of the criteria for classification as assets held for sale were met, the net assets of this business are presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $19.0 million, was lower than its net book value, an impairment charge of $7.1 million was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

During the fourth quarter of fiscal 2014, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value of $7.0 million, resulting in an impairment charge of $1.4 million within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

During the second quarter of fiscal 2014, we committed to a re-branding initiative. Under the re-branding initiative, we re-branded substantially all of our businesses under the Worthington Industries name. In connection with the change in branding strategy, we discontinued the use of all non-Worthington trade names except those related to consumer products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As a result, we determined an impairment indicator was present for the trade names that have been or will be discontinued. As no future cash flows will be attributed to the impacted trade names, the entire book value was written-off, resulting in an impairment charge of $30.7 million within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

Fiscal 2013:     During the fourth quarter of fiscal 2013, we determined that indicators of impairment were present at Worthington Nitin Cylinders due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value of $6.9 million, resulting in an impairment charge of $5.0 million within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest, or $2.0 million, was recorded within net earnings attributable to noncontrolling interest in our fiscal 2013 consolidated statement of earnings.

During the first quarter of fiscal 2013, management committed to a plan to sell the Company’s pressure cylinders operations in Czech Republic. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group was lower than its net book value, an impairment charge of $1.6 million was recognized. On October 31, 2012, we completed the sale of this asset group to an unrelated third party resulting in a gain of approximately $50,000. The combined impact of these items of $1.5 million is presented within impairment of long-lived assets in our fiscal 2013 consolidated statement of earnings.

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

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2014 and fiscal 2013 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. As expected, the estimated fair value of the Engineered Cabs operating segment, which was formed in fiscal 2012 as a result of the acquisition of Worthington Industries Engineered Cabs, formerly Angus Industries, Inc., exceeded its carrying value by less than 10%. A 100 basis point decrease in the projected long-term growth rate for this operating segment could decrease the fair value by enough to result in some impairment based on the current forecast model. A 100 basis point decrease in the discount rate would have the opposite impact by increasing the valuation such that it would be greater than 10% of the carrying value. Future declines in the market and deterioration in earnings could lead to a step 2 calculation to quantify a potential impairment. The Engineered Cabs operating segment had goodwill totaling $44.9 million at May 31, 2014.

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

Stock-Based Compensation:    All share-based awards, including those to employees and non-employee directors, are recorded as expense in the consolidated statements of earnings based on the fair value of the award at the date of grant.

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

Interest Rate Risk

We entered into an interest rate swap in October 2004, which was amended December 17, 2004. The swap has a notional amount of $100.0 million to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the December 17, 2004, issuance of the 2014 Notes. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K for further information. The critical terms of the derivative correspond with the critical terms of the underlying exposure. The interest rate swap was executed with a highly rated financial institution. No credit loss is anticipated. We pay a fixed rate of 4.46% and receive a variable rate based on the six-month LIBOR. A sensitivity analysis of changes in the interest rate yield curve associated with our interest rate swap indicates that a 10% parallel decline in the yield curve would not materially impact the fair value of our interest rate swap. A sensitivity analysis of changes in the interest rates on our variable rate debt indicates that a 10% increase in those rates would not have materially impacted our reported results. Based on the terms of the noted derivative contract, such changes would also be expected to materially offset against each other.

We entered into an interest rate swap in March 2014, in anticipation of the issuance of $250.0 million principal amount of our 2026 Notes. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2026 Notes. The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 12-year fixed-rate debt. Upon pricing of the 2026 Notes, the derivative was settled and resulted in a loss of approximately $3.1 million, a significant portion of which was reflected within accumulated other comprehensive income in our consolidated statement of equity and will be recognized in earnings, as an increase to interest expense, over the life of the related 2026 Notes.

We entered into a U.S. Treasury Rate-based treasury lock in April 2010, in anticipation of the issuance of $150.0 million principal amount of our 2020 Notes. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2020 Notes. The treasury lock had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 10-year fixed-rate debt. Upon pricing of the 2020 Notes, the derivative was settled and resulted in a loss of approximately $1.4 million, which has been reflected within accumulated other comprehensive income in our consolidated statements of equity. That balance is being recognized in earnings, as an increase to interest expense, over the life of the related 2020 Notes.

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects us to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2014, the difference between the contract and book value of these instruments was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2014. The derivative instruments were executed with highly rated financial institutions. No credit loss is anticipated. No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2014 and 2013 are summarized below. Fair values of these derivatives do not consider the offsetting impact of the underlying hedged item.

	Fair Value At May 31,
(in millions)	2014	2013
Interest rate	$(4.2)	$(7.9)
Commodity	1.0	(1.1)

	$(3.2)	$(9.0)

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

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2014

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$190,079	$51,385
Receivables, less allowances of $3,043 and $3,408 at May 31, 2014 and 2013, respectively	493,127	394,327
Inventories:
Raw materials	213,173	175,093
Work in process	105,872	103,861
Finished products	90,957	77,814

Total inventories	410,002	356,768

Income taxes receivable	5,438	724
Assets held for sale	32,235	3,040
Deferred income taxes	24,272	21,928
Prepaid expenses and other current assets	43,769	38,711

Total current assets	1,198,922	866,883

Investments in unconsolidated affiliates	179,113	246,125
Goodwill	251,093	213,858
Other intangible assets, net of accumulated amortization of $35,506 and $26,669 at May 31, 2014 and 2013, respectively	145,993	147,144
Other assets	22,399	17,417
Property, plant and equipment:
Land	15,260	26,253
Buildings and improvements	213,848	205,017
Machinery and equipment	848,889	798,467
Construction in progress	32,135	22,899

Total property, plant and equipment	1,110,132	1,052,636
Less accumulated depreciation	611,271	593,206

Total property, plant and equipment, net	498,861	459,430

Total assets	$2,296,381	$1,950,857

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$333,744	$222,696
Short-term borrowings	10,362	113,728
Accrued compensation, contributions to employee benefit plans and related taxes	78,514	68,043
Dividends payable	11,044	551
Other accrued items	49,873	36,536
Income taxes payable	4,953	6,268
Current maturities of long-term debt	101,173	1,092

Total current liabilities	589,663	448,914
Other liabilities	76,426	70,882
Distributions in excess of investment in unconsolidated affiliate	59,287	63,187
Long-term debt	554,790	406,236
Deferred income taxes	71,333	89,401

Total liabilities	1,351,499	1,078,620

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding, 2014 – 67,408,484 shares, 2013 – 69,752,411 shares	-	-
Additional paid-in capital	262,610	244,864
Accumulated other comprehensive loss, net of taxes of $8,043 and $8,571 at May 31, 2014 and 2013, respectively	(3,581)	(12,036)
Retained earnings	591,783	597,994

Total shareholders’ equity – controlling interest	850,812	830,822
Noncontrolling interest	94,070	41,415

Total equity	944,882	872,237

Total liabilities and equity	$2,296,381	$1,950,857

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2014	2013	2012
Net sales	$3,126,426	$2,612,244	$2,534,701
Cost of goods sold	2,633,907	2,215,601	2,201,833

Gross margin	492,519	396,643	332,868
Selling, general and administrative expense	300,396	258,324	225,069
Impairment of long-lived assets	58,246	6,488	355
Restructuring and other expense (income)	(2,912)	3,293	5,984
Joint venture transactions	1,036	(604)	(150)

Operating income	135,753	129,142	101,610
Other income (expense):
Miscellaneous income	16,963	1,452	2,319
Interest expense	(26,671)	(23,918)	(19,497)
Equity in net income of unconsolidated affiliates	91,456	94,624	92,825

Earnings before income taxes	217,501	201,300	177,257
Income tax expense	57,349	64,465	51,904

Net earnings	160,152	136,835	125,353
Net earnings attributable to noncontrolling interest	8,852	393	9,758

Net earnings attributable to controlling interest	$151,300	$136,442	$115,595

Basic
Average common shares outstanding	68,944	69,301	69,651

Earnings per share attributable to controlling interest	$2.19	$1.97	$1.66

Diluted
Average common shares outstanding	71,664	71,314	70,252

Earnings per share attributable to controlling interest	$2.11	$1.91	$1.65

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2014	2013	2012
Net earnings	$160,152	$136,835	$125,353
Other comprehensive income (loss):
Foreign currency translation	7,618	5,393	(17,930)
Pension liability adjustment, net of tax	(1,044)	2,273	(9,241)
Cash flow hedges, net of tax	2,509	698	(318)

Other comprehensive income (loss)	9,083	8,364	(27,489)

Comprehensive income	169,235	145,199	97,864
Comprehensive income attributable to noncontrolling interest	9,480	406	6,631

Comprehensive income attributable to controlling interest	$159,755	$144,793	$91,233

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest						Noncontrolling Interest	Total
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total
	Shares	Amount
Balance at May 31, 2011	71,683,876	-	181,525	3,975	504,410	689,910	50,793	740,703
Net earnings	-	-	-	-	115,595	115,595	9,758	125,353
Other comprehensive loss	-	-	-	(24,362)	-	(24,362)	(3,127)	(27,489)
Acquisition of PSI Energy Solutions	-	-	-	-	-	-	2,333	2,333
Common shares issued	689,463	-	11,428	-	-	11,428	-	11,428
Stock-based compensation	-	-	11,462	-	-	11,462	-	11,462
Purchases and retirement of common shares	(4,466,970)		(12,077)		(61,341)	(73,418)	-	(73,418)
Payments to noncontrolling interest	-	-	-	-	-	-	(9,494)	(9,494)
Cash dividends declared ($0.48 per share)	-	-	-	-	(33,441)	(33,441)	-	(33,441)

Balance at May 31, 2012	67,906,369	-	192,338	(20,387)	525,223	697,174	50,263	747,437
Net earnings	-	-	-	-	136,442	136,442	393	136,835
Other comprehensive income	-	-	-	8,351	-	8,351	13	8,364
Common shares issued	2,771,042	-	37,914	-	-	37,914	-	37,914
Stock-based compensation	-	-	17,829	-	-	17,829	-	17,829
Purchases and retirement of common shares	(925,000)	-	(3,217)	-	(27,200)	(30,417)	-	(30,417)
Payments to noncontrolling interest	-	-	-	-	-	-	(9,254)	(9,254)
Cash dividends declared ($0.52 per share)	-	-	-	-	(36,471)	(36,471)	-	(36,471)

Balance at May 31, 2013	69,752,411	$-	$244,864	$(12,036)	$597,994	$830,822	$41,415	$872,237

Net earnings	-	-	-	-	151,300	151,300	8,852	160,152
Other comprehensive income	-	-	-	8,455	-	8,455	628	9,083
Acquisitions	-	-	-	-	-	-	84,144	84,144
Common shares issued	1,036,573	-	4,618	-	-	4,618	-	4,618
Stock-based compensation	-	-	25,651	-	-	25,651	-	25,651
Purchases and retirement of common shares	(3,380,500)	-	(12,523)	-	(115,695)	(128,218)	-	(128,218)
Payments to noncontrolling interest	-	-	-	-	-	-	(40,969)	(40,969)
Cash dividends declared ($0.60 per share)	-	-	-	-	(41,816)	(41,816)	-	(41,816)

Balance at May 31, 2014	67,408,484	$-	$262,610	$(3,581)	$591,783	$850,812	$94,070	$944,882

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2014	2013	2012
Operating activities:
Net earnings	$160,152	$136,835	$125,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,730	66,469	55,873
Impairment of long-lived assets	58,246	6,488	355
Provision for deferred income taxes	(25,916)	1,798	775
Bad debt expense	32	783	339
Equity in net income of unconsolidated affiliates, net of distributions	(15,333)	(10,948)	(1,019)
Net loss (gain) on sale of assets	(11,212)	1,121	(5,918)
Stock-based compensation	22,017	13,270	11,742
Excess tax benefits – stock-based compensation	(8,880)	(5,183)	(578)
Gain on previously held equity interest in TWB	(11,000)	-	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(49,206)	18,801	956
Inventories	(38,010)	77,115	17,310
Prepaid expenses and other current assets	(2,921)	871	8,478
Other assets	(5,278)	4,636	4,141
Accounts payable and accrued expenses	69,682	(47,483)	(45,847)
Other liabilities	6,943	8,404	1,689

Net cash provided by operating activities	229,046	272,977	173,649

Investing activities:
Investment in property, plant and equipment	(71,338)	(44,588)	(31,713)
Acquisitions, net of cash acquired	(11,517)	(175,225)	(239,851)
Distributions from unconsolidated affiliates	9,223	863	45,879
Proceeds from sale of assets and insurance	27,438	16,974	37,089

Net cash used by investing activities	(46,194)	(201,976)	(188,596)

Financing activities:
Net proceeds from (payments of) short-term borrowings	(103,618)	(168,446)	97,626
Proceeds from long-term debt	247,566	150,000	5,880
Principal payments on long-term debt	(1,219)	(1,480)	(342)
Proceeds from issuance of common shares	4,618	37,914	11,116
Excess tax benefits – stock-based compensation	8,880	5,183	578
Payments to noncontrolling interest	(40,969)	(9,254)	(9,494)
Repurchase of common shares	(128,218)	(30,417)	(73,418)
Dividends paid	(31,198)	(44,144)	(32,138)

Net cash used by financing activities	(44,158)	(60,644)	(192)

Increase (decrease) in cash and cash equivalents	138,694	10,357	(15,139)
Cash and cash equivalents at beginning of year	51,385	41,028	56,167

Cash and cash equivalents at end of year	$190,079	$51,385	$41,028

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2014, 2013 and 2012

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

Worthington Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Nitin Cylinders Limited (“Worthington Nitin Cylinders”) in which we own controlling interests of 75%, 52%, 55%, 75%, and 60%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture members’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

On July 21, 2014, Severstal, the other member of our Spartan joint venture, announced that it had signed an agreement to sell certain steelmaking assets as well as its interests in three joint ventures, including Spartan, to AK Steel.

As more fully described in “Note O – Acquisitions”, on July 31, 2013, we purchased an additional 10% interest in TWB for $17,869,000, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within the Steel Processing operating segment since the acquisition date.

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

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. We believe our inventories were valued appropriately as of May 31, 2014 and May 31, 2013.

Derivative Financial Instruments:    We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. All derivative instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item. The effective portion of gains and losses on cash flow hedges is deferred as a component of accumulated other comprehensive income (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item. Ineffectiveness of the hedges during the fiscal year ended May 31, 2014 (“fiscal 2014”), the fiscal year ended May 31, 2013 (“fiscal 2013”) and the fiscal year ended May 31, 2012 (“fiscal 2012”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

Derivative instruments are executed only with highly rated financial institutions. No credit loss is anticipated on existing instruments, and no such material losses have been experienced to date. We monitor our positions, as well as the credit ratings of counterparties to those positions.

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

Risks and Uncertainties:    As of May 31, 2014, we, together with our unconsolidated affiliates, operated 80 production facilities in 25 states and 10 countries. A total of 34 of these facilities relate to wholly-owned and consolidated subsidiaries of the Company. The remaining facilities are operated by our consolidated and unconsolidated joint ventures. As of May 31, 2014, we held equity positions in 13 joint ventures, of which five are consolidated. Our largest market is the automotive market, which comprised 36% of consolidated net sales in fiscal 2014. Our foreign operations represented 7% of consolidated net sales, (2)% of pre-tax earnings attributable to controlling interest, and 15% of consolidated net assets as of and for the year ended May 31, 2014. As of May 31, 2014, approximately 4% of our consolidated labor force was represented by collective bargaining agreements. The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2014, our largest customer accounted for approximately 8% of our consolidated net sales, and our ten largest customers accounted for approximately 31% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables:    We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances, including limited warranties on certain products, are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales. The portion of the liability related to product warranties was immaterial at May 31, 2014 and May 31, 2013.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts decreased approximately $365,000 during fiscal 2014 to $3,043,000.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $62,344,000, $56,002,000, and $50,644,000 during fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The increase in depreciation expense in fiscal 2014 resulted from the impact of acquisitions. Accelerated depreciation methods are used for income tax purposes.

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

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2014 and fiscal 2013 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. As expected, the estimated fair value of the Engineered Cabs operating segment, which was formed in fiscal 2012 as a result of the acquisition of Worthington Industries Engineered Cabs, formerly Angus Industries, Inc., exceeded its carrying value by less than 10%. A 100 basis point decrease in the projected long-term growth rate for this operating segment could decrease the fair value by enough to result in some impairment based on the current forecast model. A 100 basis point decrease in the discount rate would have the opposite impact by increasing the valuation such that it would be greater than 10% of the carrying value. Future declines in the market and deterioration in earnings could lead to a step 2 calculation to quantify a potential impairment. The Engineered Cabs operating segment had goodwill totaling $44,933,000 at May 31, 2014.

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

Stock-Based Compensation:    At May 31, 2014, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note J – Stock-Based Compensation.” All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated statements of earnings based on their grant-date fair values.

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

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $6,788,000, $6,179,000, and $4,788,000 for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

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

Statements of Cash Flows:    Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2014	2013	2012
Interest paid, net of amount capitalized	$24,199	$22,614	$18,281
Income taxes paid, net of refunds	81,997	64,260	46,445

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

Income Taxes:    We account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that all, or a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

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

Recently Issued Accounting Standards:    In December 2011, new accounting guidance was issued that establishes certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this amended accounting guidance effective June 1, 2013 did not have a material impact on our financial position or results of operations.

In July 2012, amended accounting guidance was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this amended accounting guidance effective June 1, 2013 did not have a material impact on our financial position or results of operations.

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

In April 2014, amended accounting guidance was issued that updates the definition of discontinued operations from current U.S. GAAP. Going forward only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. Additionally, the existing condition that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The amended guidance is effective for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted this amended guidance upon issuance, which did not have an impact on our financial position or results of operations.

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are in the process of evaluating the effect this guidance will have on our financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting.

Note B – Investments in Unconsolidated Affiliates

At May 31, 2014, equity investments and the percentage interests owned consisted of the following (in alphabetic order): ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), ClarkDietrich (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero”) (50%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Modern Steel Framing Manufacturing Co., Ltd. (“WMSFMCo.”) (40%), Worthington Specialty Processing (“WSP”) (51%), and Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (10%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

On October 18, 2013, we finalized an agreement with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc. to form Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. We own a 10% interest in the joint venture with the option to increase our ownership interest to 34%. The joint venture will construct a plant in Zhejiang Province in the People’s Republic of China that will produce cold-rolled strip steel primarily for the automotive industry.

During the second quarter of fiscal 2014, we dissolved our wind tower joint venture, Gestamp Worthington Wind Steel, LLC, due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit. This event did not have a material impact on our financial position or results of operations.

On July 31, 2013, we acquired an additional 10% interest in our laser welded blank joint venture, TWB, increasing our ownership to a 55% controlling interest. Since that date, TWB’s results have been consolidated within Steel Processing versus reported in equity in net income of unconsolidated affiliates. For additional information, refer to “Note O – Acquisitions.”

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

We received distributions from unconsolidated affiliates totaling $85,346,000, $84,539,000, and $138,471,000 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, including a special dividend of $50,000,000 in connection with a refinancing transaction completed by WAVE in December 2011. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $59,287,000 and $63,187,000 at May 31, 2014 and 2013, respectively. In accordance with the applicable accounting guidance, we reclassified the negative balance to the liability section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. During fiscal 2014, we received excess distributions from ClarkDietrich of $9,223,000.

The following table presents combined information of the financial position for the affiliated companies accounted for using the equity method as of May 31, 2014 and 2013:

(in thousands)	2014	2013
Cash	$52,997	$70,380
Receivable from partner (1)	12,717	69,706
Other current assets	454,417	518,262
Noncurrent assets	294,001	350,681

Total assets	$814,132	$1,009,029

Current liabilities	$128,595	$181,111
Short-term borrowings	40,992	21,369
Current maturities of long-term debt	4,510	5,442
Long-term debt	268,350	274,750
Other noncurrent liabilities	20,217	18,345
Equity	351,468	508,012

Total liabilities and equity	$814,132	$1,009,029

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

The following table presents financial results of our three largest affiliated companies for the fiscal years ended May 31, 2014, 2013 and 2012. All other affiliated companies are combined and presented in the Other category.

(in thousands)	2014	2013	2012
Net sales
WAVE	$382,821	$370,702	$364,530
ClarkDietrich	549,267	547,971	564,624
TWB	54,003	344,065	312,943
Other	506,711	490,996	443,646

Total net sales	$1,492,802	$1,753,734	$1,685,743

Gross margin
WAVE	$177,935	$167,924	$155,246
ClarkDietrich	73,803	75,580	61,703
TWB	6,109	41,116	40,098
Other	54,773	48,229	57,346

Total gross margin	$312,620	$332,849	$314,393

Operating income
WAVE	$144,167	$137,202	$127,305
ClarkDietrich	27,918	35,024	27,094
TWB	4,273	28,241	28,141
Other	37,574	30,457	38,473

Total operating income	$213,932	$230,924	$221,013

Depreciation and amortization
WAVE	$4,916	$3,919	$4,142
ClarkDietrich	16,253	18,173	14,271
TWB	880	5,123	3,259
Other	14,909	13,497	12,481

Total depreciation and amortization	$36,958	$40,712	$34,153

Interest expense
WAVE	$6,464	$6,280	$3,427
ClarkDietrich	103	3	3
TWB	-	-	-
Other	2,655	2,611	2,617

Total interest expense	$9,222	$8,894	$6,047

Income tax expense
WAVE	$3,606	$2,451	$2,789
ClarkDietrich	-	-	-
TWB	478	1,218	5,458
Other	5,770	3,187	6,867

Total income tax expense	$9,854	$6,856	$15,114

Net earnings
WAVE	$134,019	$128,614	$121,261
ClarkDietrich	27,837	35,005	27,203
TWB	4,023	27,931	22,952
Other	30,252	24,452	30,317

Total net earnings	$196,131	$216,002	$201,733

The fluctuations in the financial information presented in the tables above were driven primarily by the consolidation of TWB effective July 31, 2013.

At May 31, 2014, $13,241,000 of our consolidated retained earnings represented undistributed earnings, net of tax, of our unconsolidated affiliates.

Note C – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2014 and fiscal 2013 by reportable business segment:

	Pressure Cylinders	Engineered Cabs	Other	Total
(in thousands)
Balance at May 31, 2012
Goodwill	$105,800	$45,230	$127,245	$278,275
Accumulated impairment losses	-	-	(121,594)	(121,594)

	105,800	45,230	5,651	156,681

Acquisitions and purchase accounting adjustments	57,010	(297)	-	56,713
Divestitures	(1,131)	-	-	(1,131)
Translation adjustments	1,595	-	-	1,595

Balance at May 31, 2013
Goodwill	163,274	44,933	127,245	335,452
Accumulated impairment losses	-	-	(121,594)	(121,594)

	163,274	44,933	5,651	213,858

Acquisitions and purchase accounting adjustments	36,033	-	-	36,033
Translation adjustments	1,202	-	-	1,202

Balance at May 31, 2014
Goodwill	200,509	44,933	127,245	372,687
Accumulated impairment losses	-	-	(121,594)	(121,594)

	$200,509	$44,933	$5,651	$251,093

For additional information regarding the Company’s acquisitions, refer to “Note O – Acquisitions.”

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to 20 years. The following table summarizes other intangible assets by class as of May 31, 2014 and 2013:

	2014		2013
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$8,481	$-	$27,581	$-

Total indefinite-lived intangible assets	8,481	-	27,581	-
Definite-lived intangible assets:
Patents and trademarks	$4,696	148	$15,111	2,201
Customer relationships	143,585	28,257	113,098	18,967
Non-compete agreements	10,733	4,263	11,669	3,427
Other	14,004	2,838	6,354	2,074

Total definite-lived intangible assets	173,018	35,506	146,232	26,669

Total intangible assets	$181,499	$35,506	$173,813	$26,669

The increase in the carrying amount of other intangible assets resulted primarily from acquisitions completed during fiscal 2014 partially offset by impairment charges of $30,734,000 related to certain trade name intangible assets impacted by the rebranding initiative described below. Impairment charges totaling $19,100,000 related to indefinite-lived trade names intangible assets within Engineered Cabs and $11,634,000 related to certain definite-lived trade names intangible assets within Pressure Cylinders.

Amortization expense of $17,386,000, $10,467,000, and $5,229,000 was recognized during fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2015	$17,527
2016	$16,888
2017	$16,269
2018	$15,836
2019	$13,216

Other Long-Lived Assets

Fiscal 2014:    During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders. As all of the criteria for classification as assets held for sale were met, the net assets of this business are presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $5,925,000, was lower than its net book value, an impairment charge of $18,959,000 was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest of $7,583,000 was recorded within net earnings attributable to noncontrolling interest in our fiscal 2014 consolidated statement of earnings.

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s stainless steel business, Precision Specialty Metals, Inc. As all of the criteria for classification as assets held for sale were met, the net assets of this business are presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $19,115,000, was lower than its net book value, an impairment charge of $7,141,000 was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

During the fourth quarter of fiscal 2014, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value of $7,034,000, resulting in an impairment charge of $1,412,000 within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

During the second quarter of fiscal 2014, we committed to a re-branding initiative. Under the re-branding initiative, we re-branded substantially all of our businesses under the Worthington Industries name. In connection with the change in branding strategy, we discontinued the use of all non-Worthington trade names except those related to consumer products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As a result, we determined an impairment indicator was present for the trade names that have been or will be discontinued. As no future cash flows will be attributed to the impacted trade names, the entire book value was written-off, resulting in an impairment charge of $30,734,000 within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

Fiscal 2013:    During the fourth quarter of fiscal 2013, we determined that indicators of impairment were present at Worthington Nitin Cylinders due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value of $6,856,000, resulting in an impairment charge of $4,968,000 within impairment of long-lived assets in our fiscal 2013 consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest, or $1,987,000, was recorded within net earnings attributable to noncontrolling interest in our fiscal 2013 consolidated statement of earnings.

During the first quarter of fiscal 2013, management committed to a plan to sell the Company’s pressure cylinders operations in Czech Republic. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group was lower than its net book value, an impairment charge of $1,570,000 was recognized. On October 31, 2012, we completed the sale of this asset group to an unrelated third party resulting in a gain of approximately $50,000. The combined impact of these items of $1,520,000 is presented within impairment of long-lived assets in our fiscal 2013 consolidated statement of earnings.

Note D – Restructuring and Other Expense (Income)

In fiscal 2008, we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases. When this process began, we retained a consulting firm to assist in the development and implementation of the Transformation Plan. As the Transformation Plan progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan. Although the consulting firm was again engaged as we rolled out the Transformation Plan in our Pressure Cylinders operating segment, most of the work is now being done by our internal teams. These internal teams are now an integral part of our business and constitute what we refer to as the Centers of Excellence (“COE”). The COE will continue to monitor the performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The expenses related to the COE have been included in selling, general and administrative (“SG&A”) expense since the beginning of fiscal 2013.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income) financial statement caption in our consolidated statement of earnings for fiscal 2014, is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$5,029	$6,236	$(4,703)	$(67)	$6,495
Facility exit and other costs	1,200	2,477	(3,021)	(122)	534

	$6,229	8,713	$(7,724)	$(189)	$7,029

Net gain on sale of assets		(10,589)
Less: joint venture transactions		(1,036)

Restructuring and other income		$(2,912)

Approximately $6,399,000 of the total liability shown in the table above is expected to be paid in the next twelve months. The remaining liability, which consists of certain severance benefits, will be paid through September 2016.

During fiscal 2014, the following actions were taken in connection with the Transformation Plan:

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized $924,000 of facility exit and other costs and a loss of $112,000 related to the sale of certain retained assets. These costs were recognized within the joint venture transactions financial statement caption in our consolidated statement of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our former Metal Framing operating segment.

•	In connection with the closure of our commercial stairs business, we incurred facility exit charges of $652,000.

•

In connection with the consolidation of the BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders’ facility in Chilton, Wisconsin, we recognized an additional accrual of $578,000 for expected employee severance costs and $377,000 of facility exit costs. During the fourth quarter of fiscal 2013, we had recognized a $2,488,000 accrual for expected severance costs related to this matter.

•	On June 30, 2013, the Company completed the sale of Integrated Terminals, its warehouse facility in Detroit, Michigan, for cash proceeds of $7,457,000, resulting in a gain of $4,762,000.

•

On November 12, 2013, the Company entered into an agreement to sell the operating assets related to its steel high pressure and acetylene cylinders business in North America, resulting in a gain of $5,939,000. In connection with this transaction, the Company recognized a $3,714,000 accrual for expected severance costs and incurred facility exit charges of $524,000.

•

On December 10, 2013, the Company announced the closure of its Baltimore steel facility, which ceased operations in May 2014. The Company is in the process of shipping the remaining inventory at the Baltimore facility to other Worthington locations and expects to completely exit the facility before the end of the first quarter of fiscal 2015. In connection with this matter, the Company recognized an accrual of $1,380,000 for expected severance costs.

•	During May 2014, the Company completed the closure of its Mid-Rise construction business. In connection with this matter, the Company recognized an accrual of $564,000 for expected severance costs.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for fiscal 2013, is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$4,892	$2,228	$(2,388)	$297	$5,029
Facility exit and other costs	691	2,347	(2,378)	540	1,200

	$5,583	4,575	$(4,766)	$837	$6,229

Net gain on sale of assets		(1,886)
Less: joint venture transactions		604

Restructuring and other expense		$3,293

During fiscal 2013, the following actions were taken in connection with the Transformation Plan:

•	In connection with the wind-down of our former Metal Framing operating segment:

•	Approximately $1,546,000 of facility exit and other costs were incurred in connection with the closure of certain facilities that were retained.

•	The severance accrual was adjusted downward, resulting in a $264,000 credit to earnings.

•	Certain assets classified as held for sale were disposed of for cash proceeds of $5,637,000 resulting in a net gain of $1,886,000.

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

Note E – Contingent Liabilities and Commitments

Legal Proceedings

On August 5, 2013, we tendered to our excess loss carrier, who accepted the tender, a wrongful death claim against the Company involving a MAPP gas cylinder. Pursuant to the tender and its acceptance, our overall exposure related to this matter was limited to $2,000,000. As a result, a pre-tax charge of $2,000,000 was recorded within SG&A expense during fiscal 2014.

On January 27, 2012, the Fifth Appellate District of the Ohio Court of Appeals upheld a lower court ruling against the Company for professional negligence regarding the wrongful death of an employee of a third-party freight company. The lower court’s ruling awarded damages to the plaintiff of approximately

$3,700,000; however, our overall exposure related to this matter was limited under our stop-loss insurance policy. As a result, we accrued an additional pre-tax charge of $1,500,000, which was recorded within SG&A expense during fiscal 2012.

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

Pressure Cylinders Voluntary Product Recall

On January 10, 2012, we announced a voluntary recall of our MAP-PRO®, propylene and MAAP® cylinders and related hand torch kits. The recall was precautionary in nature and involved a valve supplied by a third party that may leak when a torch or hose is disconnected from the cylinder. We incurred $9,671,000 of expenses related to the recall during fiscal 2012. Due to higher product returns than initially anticipated, we incurred additional expenses of $2,571,000 related to the recall during fiscal 2013. During the fourth quarter of fiscal 2014, we settled a legal dispute with the third party supplier, which resulted in a net gain of $3,951,000 within SG&A expense.

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

The Company has received proceeds of $5,645,000 for the property portion of the claim, representing advance payments for the replacement value of the damaged property and equipment. These proceeds were in excess of the $145,000 remaining book value of the assets, resulting in a gain of $5,500,000. This gain was recorded within miscellaneous income in our consolidated statement of earnings for fiscal 2014. We will continue to receive payments from the insurance company for the replacement value of the property and equipment throughout the rebuild process.

Total proceeds received related to the insurance claim since the date of loss have been as follows:

(in thousands)
Property and equipment	$5,645
Business interruption	2,868
Other expenses	745

Total insurance proceeds	$9,258

The proceeds for business interruption relate to the loss of profits from the date of the fire through April 30, 2014, and have been recorded as a reduction of manufacturing expense. The proceeds for other expenses represent reimbursement for incremental expenses related to the fire and were recorded as an offset to manufacturing expense.

Note F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2014, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $13,019,000 at May 31, 2014. We have also guaranteed the repayment of a $3,333,000 term loan held by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

We also had in place $14,332,000 of outstanding stand-by letters of credit issued to third-party service providers at May 31, 2014. The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2014.

Note G – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2014 and 2013:

(in thousands)	2014	2013
Short-term borrowings	$10,362	$113,728
Floating rate senior notes due December 17, 2014	100,000	100,000
6.50% senior notes due April 15, 2020	149,912	149,888
4.60% senior notes due August 10, 2024	150,000	150,000
4.55% senior notes due April 15, 2026	249,472	-
Industrial revenue bonds due April 2019	2,024	2,084
Secured term loan	4,235	5,036
Other	320	320

Total debt	666,325	521,056
Less: current maturities and short-term borrowings	111,535	114,820

Total long-term debt	$554,790	$406,236

Short-term borrowings at May 31, 2014 consisted of $4,437,000 outstanding under a credit facility maintained by our consolidated affiliate, Worthington Aritas, that bears interest at a fixed rate of 5.60%, and $5,925,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, Worthington Nitin Cylinders, that matures in November 2014 and bears interest at a variable rate. The applicable variable rate was 7.52% at May 31, 2014.

We maintain a $100,000,000 revolving trade accounts receivable securitization facility that expires in January 2015 (the “AR Facility”). The AR Facility was available throughout fiscal 2014 and fiscal 2013. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2014, no undivided ownership interests in this pool of accounts receivable had been sold. Facility fees of $652,000, $983,000, and $1,232,000 were incurred during fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

We maintain a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings under the Credit Facility have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. The average variable rate was 1.20% at May 31, 2014; however, no borrowings were outstanding at May 31, 2014. As discussed in “Note F – Guarantees,” we provided $14,332,000 in letters of credit for third-party beneficiaries as of May 31, 2014. While not drawn against at May 31, 2014, $11,732,000 of these letters of credit were issued against availability under the Credit Facility, leaving $413,268,000 available under the Credit Facility at May 31, 2014.

At May 31, 2014, we had $100,000,000 aggregate principal amount of unsecured floating rate senior notes outstanding, which are due on December 17, 2014 (the “2014 Notes”) and bear interest at a variable rate equal to six-month LIBOR plus 80 basis points. However, we entered into an interest rate swap agreement whereby we receive interest on the $100,000,000 notional amount at the six-month LIBOR rate and we pay interest on the same notional amount at a fixed rate of 4.46%, effectively fixing the interest rate at 5.26%. See “Note P – Derivative Instruments and Hedging Activities” for additional information regarding this interest rate swap agreement.

On April 13, 2014, we issued $250,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.55%. The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity. We used a portion of the net proceeds from the offering to repay borrowings then outstanding under both the Credit Facility and AR Facility. Approximately $3,081,000, $2,256,000 $528,000 of the aggregate proceeds were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheet as of May 31, 2014, within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will be recognized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes.

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

On April 13, 2010, we issued $150,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility. Approximately $165,000, $1,535,000 and $1,358,000 of the aggregate proceeds were allocated to the debt discount, debt issuance costs, and the settlement of a derivative contract entered into in anticipation of the issuance of the 2020 Notes. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheets within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will continue to be recognized, through interest expense, in our consolidated statements of earnings over the remaining term of the 2020 Notes.

In connection with the acquisition of Worthington Industries Engineered Cabs, formerly Angus Industries, Inc. (“Angus”), on December 29, 2011, we assumed industrial revenue bonds (“IRBs”) issued by the South Dakota Economic Development Finance Authority that mature in April 2019 and had an outstanding principal balance of $2,024,000 at May 31, 2014. These IRBs require monthly payments of approximately $31,000 and bear interest at rates between 2.75% and 5.00%.

Maturities on long-term debt and short-term borrowings in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2015	$111,535
2016	1,238
2017	1,274
2018	1,341
2019	1,130
Thereafter	550,423

Total	$666,941

Note H – Comprehensive Income

Other Comprehensive Income:    The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2014			2013			2012
(in thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$7,618	-	$7,618	$5,393	-	$5,393	$(17,930)	-	$(17,930)
Pension liability adjustment	(1,555)	511	(1,044)	3,688	(1,415)	2,273	(14,216)	4,975	(9,241)
Cash flow hedges	3,548	(1,039)	2,509	1,461	(763)	698	(636)	318	(318)

Other comprehensive income (loss)	$9,611	$(528)	$9,083	$10,542	$(2,178)	$8,364	$(32,782)	$5,293	$(27,489)

Accumulated Other Comprehensive Income:    The components of AOCI were as follows at May 31, 2014 and 2013:

(in thousands)	2014	2013
Foreign currency translation	$11,015	$4,025
Defined benefit pension liability, net of tax	(11,265)	(10,221)
Cash flow hedges, net of tax	(3,331)	(5,840)

Accumulated other comprehensive loss	$(3,581)	$(12,036)

Net losses of $5,965,000 (net of tax of $3,536,000), $1,604,000 (net of tax of $827,000), and $1,245,000 (net of tax of $794,000) were reclassified from AOCI for cash flow hedges in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

The estimated net amount of the existing losses in AOCI at May 31, 2014 expected to be reclassified into net earnings within the succeeding twelve months is $1,287,000 (net of tax of $763,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2014, and will change before actual reclassification from AOCI to net earnings during the fiscal year ending May 31, 2015.

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

Common Shares:    On June 29, 2011, the Board of Directors authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 1,722,332 remained available for repurchase at May 31, 2014. During fiscal 2014 and fiscal 2013, we paid $128,218,000 and $30,417,000 to repurchase 3,380,500 and 925,000 of our common shares, respectively, under this authorization.

On June 25, 2014, the Board of Directors authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares, increasing the total number of common shares available for repurchase to 11,722,332.

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

Note J – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees. A total of 1,670,708 of our common shares have been authorized and are available for issuance in connection with the stock-based compensation plans in place at May 31, 2014.

We recognized pre-tax stock-based compensation expense of $22,017,000 ($13,778,000 after-tax), $13,270,000 ($8,339,000 after-tax), and $11,742,000 ($7,871,000 after-tax) under the Plans during fiscal 2014, fiscal 2013 and fiscal 2012, respectively. At May 31, 2014, the total unrecognized compensation cost related to non-vested awards was $20,572,000, which will be expensed over the next three fiscal years.

Non-Qualified Stock Options

Stock options may be granted to purchase common shares at not less than 100% of fair market value on the date of the grant. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, stock options granted to employees vest and become exercisable at the rate of (i) 20% per year for options issued before June 30, 2011, and (ii) 33% per year for options issued on or after June 30, 2011, in each case beginning one year from the date of grant, and expire ten years after the date of grant. Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the date of grant or (b) the date on which the next annual meeting of shareholders is held following the date of grant for any stock option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc. Stock options can be exercised through net-settlement, at the election of the option holder.

U.S. GAAP requires that all share-based awards be recorded as expense in the statement of earnings based on their grant-date fair value. We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options incorporates the following assumptions: expected volatility (based on the historical volatility of our common shares); risk-free interest rate (based on the United States Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); and dividend yield (based on annualized current dividends and an average quoted price of our common shares over the preceding annual period).

The table below sets forth the non-qualified stock options granted during each of the last three fiscal years. For each grant, the exercise price was equal to the closing market price of the underlying common shares at each respective grant date. The fair values of these stock options were based on the Black-Scholes option pricing model, calculated at the respective grant dates. The calculated pre-tax stock-based compensation expense for these stock options, which is after an estimate of forfeitures, will be recognized on a straight-line basis over the respective vesting periods of the stock options.

(in thousands, except per share amounts)	2014	2013	2012
Granted	130	1,034	600
Weighted average exercise price, per share	$32.21	$20.83	$21.15
Weighted average grant date fair value, per share	$12.92	$7.71	$8.25
Pre-tax stock-based compensation	$1,539	$7,165	$4,456

The weighted average fair value of stock options granted in fiscal 2014, fiscal 2013 and fiscal 2012 was based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Assumptions used:
Dividend yield	2.28%	2.95%	2.70%
Expected volatility	52.23%	52.88%	51.70%
Risk-free interest rate	1.69%	0.91%	1.90%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2014		2013		2012
(in thousands, except per share)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,517	$17.19	7,511	$16.65	7,852	16.29
Granted	130	32.21	1,034	20.83	600	21.15
Exercised	(828)	17.39	(2,858)	17.18	(675)	16.87
Forfeited	(67)	16.13	(170)	15.86	(266)	15.55

Outstanding, end of year	4,752	17.58	5,517	17.19	7,511	16.65

Exercisable at end of year	2,996	17.57	2,682	17.70	4,404	17.72

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2014
Outstanding	4,752	5.50	$107,970
Exercisable	2,996	4.67	68,108

May 31, 2013
Outstanding	5,517	6.06	$94,860
Exercisable	2,682	4.50	44,752

May 31, 2012
Outstanding	7,511	5.53	$11,786
Exercisable	4,404	4.12	3,381

During fiscal 2014, the total intrinsic value of stock options exercised was $16,748,000. The total amount of cash received from the exercise of stock options during fiscal 2014 was $4,618,000, and the related excess tax benefit realized from the exercise of these stock options was $8,880,000.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2014:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	2,835	$5.96
Granted	130	11.82
Vested	(1,142)	6.02
Forfeited	(67)	5.45

Non-vested, end of year	1,756	$6.38

Service-Based Restricted Common Shares

We have awarded restricted common shares to certain employees and non-employee directors that contain service-based vesting conditions. Service-based restricted common shares granted to employees cliff vest three years from the date of grant. Service-based restricted common shares granted to non-employee directors vest under the same parameters as the stock options discussed above. These restricted common shares are valued at the closing market price of our common shares on the date of the grant.

The table below sets forth the restricted common shares we granted during each of the last three fiscal years ended May 31. The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective vesting periods.

(in thousands, except per share amounts)	2014	2013	2012
Granted	380	121	515
Weighted average grant date fair value, per share	$33.14	$20.77	$17.09
Pre-tax stock-based compensation	$11,307	$2,299	$7,501

The following tables summarize our restricted common share activity for the years ended May 31:

	2014		2013		2012
(in thousands, except per share)	Restricted Common Shares	Weighted Average Exercise Price	Restricted Common Shares	Weighted Average Exercise Price	Restricted Common Shares	Weighted Average Exercise Price
Outstanding, beginning of year	399	$18.74	513	$17.08	23	14.88
Granted	380	33.14	121	20.76	515	17.09
Vested	(185)	17.17	(233)	16.10	(23)	14.88
Forfeited	(21)	30.70	(2)	22.09	(2)	23.10

Outstanding, end of year	573	28.36	399	18.74	513	17.08

Weighted average remaining contractual life of outstanding restricted common shares (in years)	1.61		1.31		1.69
Aggregate intrinsic value of outstanding restricted common shares	$23,112		$13,701		$8,344
Aggregate intrinsic value of restricted common shares vested during the year	$7,499		$5,559		$342

Market-Based Restricted Common Shares

During the first quarter of fiscal 2014, we granted 360,000 restricted common shares to certain key employees under our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $50.00 per share within a five year period from the date of grant and remaining at or above that price for 30 consecutive days and the completion of a three-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $24.19 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.28%
Expected volatility	53.40%
Risk-free interest rate	1.41%

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $8,708,000 and will be recognized on a straight-line basis over the three-year service vesting period.

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2014, 2015 and 2016. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair value of our performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.

The table below sets forth the performance shares we granted during each of the last three fiscal years ended May 31 (at target levels).

(in thousands, except per share amounts)	2014	2013	2012
Granted	59	108	91
Weighted average grant date fair value, per share	$33.33	$22.08	$22.35
Pre-tax stock-based compensation	$1,958	$2,383	$2,039

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

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2014	2013	2012
Defined benefit plan:
Interest cost	$1,403	$1,361	$1,213
Actual return on plan assets	2,524	4,355	(789)
Net amortization and deferral	(4,175)	(5,522)	(756)

Net periodic pension cost (benefit) on defined benefit plan	(248)	194	(332)
Defined contribution plans	12,586	9,955	8,643

Total retirement plan cost	$12,338	$10,149	$8,311

The following actuarial assumptions were used for our defined benefit plan:

	2014	2013	2012
To determine benefit obligation:
Discount rate	4.38%	4.44%	4.16%
To determine net periodic pension cost:
Discount rate	4.44%	4.16%	5.60%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The Gerstenslager Plan’s expected long-term rate of return in fiscal 2014, fiscal 2013 and fiscal 2012 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement. In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the Gerstenslager Plan during fiscal 2014 and fiscal 2013 as of the respective measurement dates:

(in thousands)	May 31, 2014	May 31, 2013
Change in benefit obligation
Benefit obligation, beginning of year	$31,930	$33,023
Interest cost	1,403	1,361
Actuarial loss (gain)	3,002	(1,810)
Benefits paid	(796)	(644)

Benefit obligation, end of year	$35,539	$31,930

Change in plan assets
Fair value, beginning of year	$24,442	$19,746
Actual return on plan assets	2,524	4,355
Company contributions	300	985
Benefits paid	(796)	(644)

Fair value, end of year	$26,470	$24,442

Funded status	$(9,069)	$(7,488)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(9,069)	$(7,488)
Accumulated other comprehensive income	14,028	11,899
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	14,028	11,899

Total	$14,028	$11,899

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal year ended May 31:

(in thousands)	2014	2013
Net actuarial gain (loss)	$(2,419)	$4,559
Amortization of prior service cost	290	439

Total recognized in other comprehensive income	$(2,129)	$4,998

Total recognized in net periodic benefit cost and other comprehensive income	$(1,881)	$4,804

The estimated net gain for the defined benefit plan that will be amortized from AOCI into net periodic pension cost over the fiscal year ending May 31, 2015 is $327,208.

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

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2014:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$1,099	$1,099	$-	$-
Bond Funds	11,570	11,570	-	-
Equity Funds	13,801	13,801	-	-

Totals	$26,470	$26,470	$-	$-

The following table sets forth by level within the fair value hierarchy a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2013:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$939	$939	$-	$-
Bond Funds	6,274	6,274	-	-
Equity Funds	17,229	17,229	-	-

Totals	$24,442	$24,442	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31, 2014	May 31, 2013
Asset category
Equity securities	52%	70%
Debt securities	44%	26%
Other	4%	4%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumptions of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20-40% fixed income investments. Employer contributions of $824,602 are expected to be made to the defined benefit plan during fiscal 2015.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted:

(in thousands)
2015	$731
2016	$773
2017	$858
2018	$997
2019	$1,115
2020-2024	$7,337

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $6,440,000 and $6,074,000 at May 31, 2014 and 2013, respectively, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $677,000, $689,000, and $623,000, for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The assumed salary rate increase was 3.0%, for each of fiscal 2014, fiscal 2013 and fiscal 2012. The discount rate at May 31, 2014, 2013 and 2012 was 3.25%, 4.50%, and 4.50%, respectively. Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note L – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

(in thousands)	2014	2013	2012
United States based operations	$210,783	$190,942	$162,285
Non – United States based operations	6,718	10,358	14,972

Earnings before income taxes	217,501	201,300	177,257
Less: Net earnings attributable to non-controlling interests*	8,852	393	9,758

Earnings before income taxes attributable to controlling interest	$208,649	$200,907	$167,499

*	Net earnings attributable to non-controlling interest are not taxable to Worthington.

Significant components of income tax expense (benefit) for the years ended May 31 were as follows:

(in thousands)	2014	2013	2012
Current
Federal	73,149	$54,427	$47,543
State and local	3,537	4,109	2,756
Foreign	6,579	4,131	830

	83,265	62,667	51,129

Deferred
Federal	(25,453)	4,698	67
State and local	(1,194)	(2,170)	(69)
Foreign	731	(730)	777

	(25,916)	1,798	775

	$57,349	$64,465	$51,904

Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $7,115,000, $4,054,000, and $32,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income (“OCI”) were $511,000, ($1,415,000), and $4,975,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were ($1,039,000), ($763,000), and $318,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

A reconciliation of the 35% federal statutory tax rate to total tax provision follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.0	2.3	1.7
Change in state and local valuation allowances	(0.9)	(1.3)	(0.1)
Non-U.S. income taxes at other than 35%	(1.0)	(1.7)	(2.4)
Change in Non-U.S. valuation allowances	1.4	1.1	0.2
Qualified production activities deduction	(3.9)	(3.0)	(2.8)
Acquisition of an additional 10% interest in TWB	(3.4)	(0.0)	(0.0)
Research & development credits	(1.1)	(0.1)	(0.0)
Tax write-off of investment in foreign subsidiary	(1.1)	(0.0)	(0.0)
Other	0.5	(0.2)	(0.6)

Effective tax rate attributable to controlling interest	27.5%	32.1%	31.0%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to non-controlling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to non-controlling interests were 26.4%, 32.0% and 29.3% for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The change in effective income tax rates, upon inclusion of net earnings attributable to non-controlling interests, is primarily a result of our Spartan, WEI, Worthington Nitin Cylinders, and TWB consolidated joint ventures. Refer to “Note O – Acquisitions” for additional information regarding our acquisition of an additional 10% interest in TWB. The earnings attributable to the noncontrolling interest in Spartan, PSI, and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan, PSI, and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Nitin Cylinders, a foreign corporation, is reported in our consolidated tax expense. Since the consolidation of TWB on July 31, 2013, the tax expense of TWB’s wholly-owned foreign corporations are reported in our consolidated tax expense. In connection with the consolidation of TWB, we recognized a favorable one-time tax adjustment of $7,100,000 related primarily to the estimated U.S. deferred tax liability associated with the unremitted earnings of TWB’s wholly-owned foreign corporations.

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

The total amount of unrecognized tax benefits were $4,110,000, $3,705,000 and $4,410,000 as of May 31, 2014, 2013 and 2012, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $2,672,000 as of May 31, 2014. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2014, 2013 and 2012, we had accrued liabilities of $1,049,000, $1,128,000 and $1,219,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at June 1, 2013	$3,705
Increases – tax positions taken in prior years	609
Increases – current tax positions	635
Settlements	(346)
Lapse of statutes of limitations	(493)

Balance at May 31, 2014	$4,110

Approximately $832,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2011 and forward

U.S. State and Local – 2008 and forward

Austria – 2009 and forward

Canada – 2010 and forward

Mexico – 2008 and forward

Earnings before income taxes attributable to foreign sources for fiscal 2014, fiscal 2013 and fiscal 2012 were as noted above. As of May 31, 2014, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture and our wholly-owned Canadian subsidiary (“Canada”), which ceased operations in February 2014 as a result of the sale of the Company’s small and medium steel high pressure industrial gas and acetylene cylinders business in North America. The decision to no longer reinvest Canada’s undistributed earnings indefinitely was made during the fourth quarter of fiscal 2014. Accordingly, no deferred tax liability has been recorded for our foreign earnings, except those that pertain to TWB and Canada. Excluding TWB and Canada, the undistributed earnings of our foreign subsidiaries at May 31, 2014 were approximately $237,000,000. If such earnings were not permanently reinvested, a deferred tax liability of approximately $22,000,000 would have been required. Refer to “Note D – Restructuring and Other Expense (Income)” for additional information regarding the sale of the Company’s small and medium steel high pressure industrial gas and acetylene cylinders business in North America.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2014	2013
Deferred tax assets
Accounts receivable	$2,400	$1,602
Inventories	7,210	4,840
Accrued expenses	40,873	36,547
Net operating and capital loss carry forwards	19,302	20,369
Tax credit carry forwards	203	1,595
Stock-based compensation	12,573	10,405
Derivative contracts	1,838	3,047
Other	541	7

Total deferred tax assets	84,940	78,412
Valuation allowance for deferred tax assets	(21,701)	(21,863)

Net deferred tax assets	63,239	56,549

Deferred tax liabilities
Property, plant and equipment	(67,472)	(76,079)
Undistributed earnings of unconsolidated affiliates	(39,429)	(47,606)
Other	(3,395)	(61)

Total deferred tax liabilities	(110,296)	(123,746)

Net deferred tax liabilities	$(47,057)	$(67,197)

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

(in thousands)	2014	2013
Current assets:
Deferred income taxes	$24,272	$21,928
Noncurrent assets:
Other assets	4	276
Noncurrent liabilities:
Deferred income taxes	(71,333)	(89,401)

Net deferred tax liabilities	$(47,057)	$(67,197)

At May 31, 2014, we had tax benefits for state net operating loss carry forwards of $14,614,000 that expire from fiscal 2015 to the fiscal year ending May 31, 2034, tax benefits for foreign net operating loss carry forwards of $3,423,000 that expire from fiscal 2015 to the fiscal year ending May 31, 2022, a tax benefit for a foreign capital loss carry forward of $1,265,000 with no future expiration date, and tax benefits for foreign investment tax credit carry forwards of $203,000 that expire from fiscal 2015 to the fiscal year ending May 31, 2017.

The valuation allowance for deferred tax assets of $21,701,000 at May 31, 2014, is associated primarily with the net operating and capital loss carry forwards and foreign tax credit carry forwards. The valuation allowance includes $12,754,000 for state and $8,947,000 for foreign. The majority of the state valuation allowance relates to our Decatur, Alabama facility. The foreign valuation allowance relates primarily to operations in China, Canada and India. Based on our history of profitability and taxable income projections, we have determined that it is more likely than not that the remaining net deferred tax assets are otherwise realizable.

Note M – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

(in thousands, except per share amounts)	2014	2013	2012
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$151,300	$136,442	$115,595
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	68,944	69,301	69,651
Effect of dilutive securities	2,720	2,013	601

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	71,664	71,314	70,252

Basic earnings per share attributable to controlling interest	$2.19	$1.97	$1.66
Diluted earnings per share attributable to controlling interest	2.11	1.91	1.65

Stock options covering 7,945, 257,667, and 3,451,046 common shares for fiscal 2014, fiscal 2013 and fiscal 2012, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods because the exercise price of the stock options was greater than the average market price of the common shares during the period.

Note N – Segment Data

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

Steel Processing:    The Steel Processing operating segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, Inc., a specialty stainless processor located in Los Angeles, California, and Worthington Steelpac Systems, LLC (“SteelPac”), which designs and manufactures reusable steel custom platforms, racks and pallets for supporting, protecting and handling products throughout the shipping process. Worthington Steel also includes our consolidated joint ventures: Spartan Steel Coating, LLC (“Spartan”) and TWB. Spartan operates a cold-rolled hot dipped galvanizing line and TWB operates a tailor welded blank business. Worthington Steel is an intermediate processor of flat-rolled steel. This operating segment’s processing capabilities include pickling; slitting; oscillate slitting; cold reducing; hot-dipped galvanizing; hydrogen annealing; cutting-to-length; temper rolling; tension leveling; edging; non-metallic coating, including dry lubrication, acrylic and paint; and configured blanking. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, leisure and recreation, appliance, agricultural, HVAC, container and aerospace markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.

Pressure Cylinders:    The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and two consolidated joint ventures: Worthington Nitin Cylinders, an India-based manufacturer of high-pressure, seamless steel cylinders for CNG and other industrial gas storage applications; and Worthington Aritas, a Turkey-based manufacturer that is one of Europe’s leading cryogenic technology companies for LNG and other gas storage applications. Our Pressure Cylinders operating segment manufactures and sells filled and unfilled pressure cylinders, tanks and various accessories and related products for diversified end-use market applications. The following is a description of these markets:

•

Consumer Products:    These products include LPG cylinders for barbecue grills and other heating applications, propane accessories, propane-filled cylinders for camping stove and other applications, hand held torches and accessories including filled fuel cylinders, and Balloon Time® helium-filled balloon kits. These products are sold primarily to mass merchandisers, cylinder exchangers and distributors.

•

Alternative fuels:    This sector includes Type I, II, III and ASME cylinders for containment of CNG and hydrogen for automobiles, buses, and light-duty trucks, as well as propane/autogas cylinders for automobiles and light and medium-duty trucks.

•

Industrial Products:    This market sector includes industrial, refrigerant, cryogenic and certain LPG cylinders for gas, as well as cryogenic pressure vessels and other specialty products. Cylinders in these markets are generally sold to gas producers and distributors. Industrial cylinders hold fuel for uses such as cutting, welding, breathing (medical, diving and firefighting), semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. Cryogenic cylinders are used to store liquid nitrogen, oxygen, argon and carbon dioxide for industrial gas markets. Cryogenic LNG pressure vessels include transport trailers, ISO containers, bulk tanks and satellite stations for re-gasification. LPG cylinders hold fuel for recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Specialty products include a variety of fire suppression and chemical tanks.

•

Energy:    This sector was formed in fiscal 2013 as a result of the acquisition of Westerman, Inc. on September 17, 2012 and also included the Palmer and Steffes acquisitions. Products for this sector include steel and fiberglass tanks, and pressure vessels and other products for global energy markets, including oil and gas and nuclear, which products are used for a broad variety of exploration, recovery and production purposes; and hoists and other marine products which are used principally in shipyard lift systems. This sector also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial and agricultural end markets.

Engineered Cabs:    This operating segment consists of the Worthington Industries Engineered Cabs business unit, which designs and manufactures high-quality, custom-engineered open and closed cabs and operator stations for a wide range of heavy mobile equipment in a range of industries. Engineered Cabs also manufactures other specialty weldments, kits, accessories, and cab components. The segment’s core capabilities are: 1) design and engineering and 2) manufacturing. Design and engineering capabilities consist of filling key project management roles from the initial design phase, prototyping and through final manufacturing and delivery of the finished product. Manufacturing capabilities are facilitated by computer-aided design and manufacturing systems as well as a variety of technologically advanced cutting, bending, forming, welding and painting equipment. Products and services are sold principally to original equipment manufacturers located primarily in the United States.

Other:    The Other category includes the Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in Other as is the activity related to the wind down of our former Metal Framing operating segment.

Construction Services:    The Construction Services operating segment consists of the Military Construction business unit, and, for periods prior to its closure in May 2014, the Worthington Construction Group business unit. Military Construction’s operations involve the supply and construction of single family housing, with a focus on military housing. We are in the process of evaluating strategic options for this business.

Worthington Energy Innovations:    WEI is a 75%-owned consolidated joint venture with a subsidiary of Professional Supply, Inc. (20%) and Stonehenge Structured Finance Partners, LLC (5%) (together referred to as “WEI Partners”), located in Fremont, Ohio. WEI is a professional services company that develops cost-effective energy solutions for entities in North America. WEI designs solutions to minimize energy consumption, manages the energy solution installation, monitors and verifies energy usage, guarantees future energy savings and shares in these savings.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2014	2013	2012
Net sales
Steel Processing	$1,936,073	$1,462,630	$1,598,812
Pressure Cylinders	928,396	859,264	770,101
Engineered Cabs	200,528	226,002	104,272
Other	61,429	64,348	61,516

Total net sales	$3,126,426	$2,612,244	$2,534,701

Operating income (loss)
Steel Processing	$119,025	$68,156	$73,626
Pressure Cylinders	55,004	66,367	45,108
Engineered Cabs	(26,516)	4,158	4,878
Other	(11,760)	(9,539)	(22,002)

Total operating income	$135,753	$129,142	$101,610

Depreciation and amortization
Steel Processing	$32,882	$25,918	$27,093
Pressure Cylinders	31,984	26,919	20,407
Engineered Cabs	10,027	9,096	3,540
Other	4,837	4,536	4,833

Total depreciation and amortization	$79,730	$66,469	$55,873

Impairment of long-lived assets
Steel Processing	$7,141	$-	$-
Pressure Cylinders	32,005	6,488	-
Engineered Cabs	19,100	-	-
Other	-	-	355

Total impairment of long-lived assets	$58,246	$6,488	$355

Restructuring and other expense (income)
Steel Processing	$(3,382)	$-	$-
Pressure Cylinders	(745)	2,665	52
Engineered Cabs	-	-	-
Other	1,215	628	5,932

Total restructuring and other expense	$(2,912)	$3,293	$5,984

Joint venture transactions
Steel Processing	$-	$-	$(2,102)
Pressure Cylinders	-	-	-
Engineered Cabs	-	-	-
Other	1,036	(604)	1,952

Total joint venture transactions	$1,036	$(604)	$(150)

Total assets
Steel Processing	$850,748	$610,464	$709,030
Pressure Cylinders	818,720	742,686	575,250
Engineered Cabs	181,251	201,048	199,594
Other	445,662	396,659	393,923

Total assets	$2,296,381	$1,950,857	$1,877,797

Capital expenditures
Steel Processing	$16,682	8,371	$9,705
Pressure Cylinders	32,364	13,368	8,456
Engineered Cabs	10,351	6,265	4,641
Other	11,941	16,584	8,911

Total capital expenditures	$71,338	$44,588	$31,713

The following table presents net sales by geographic region for the years ended May 31:

(in thousands)	2014	2013	2012
United States	$2,917,484	$2,418,307	$2,333,575
Europe	136,513	159,562	150,458
Mexico	51,430	-	-
Canada	10,324	21,257	29,097
Other	10,675	13,118	21,571

Total	$3,126,426	$2,612,244	$2,534,701

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2014	2013
United States	$429,068	$400,032
Europe	56,884	51,222
Mexico	6,314	-
Canada	-	1,275
Other	6,595	6,901

Total	$498,861	$459,430

Note O – Acquisitions

Fiscal 2014

The Tank Manufacturing Division of Steffes Corporation

On March 27, 2014, we acquired the tank manufacturing division of Steffes Corporation (“Steffes”) for cash consideration of approximately $28,874,000, subject to a final working capital adjustment. This division manufactures oilfield storage tanks for customers drilling in the Bakken shale and Williston Basin region out of a manufacturing facility located in Dickinson, North Dakota, and complements our existing operations in Ohio and Kansas that manufacture steel and fiberglass storage tanks, gas separators, gas production units and related wellhead equipment for oil and gas exploration in the Marcellus, Utica, Bakken and Mid-Continent regions. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Steffes, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Customer relationships	$10,000	9
Trade name	290	Less than 1

Total acquired identifiable intangible assets	$10,290

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

The following table summarizes the consideration transferred for Steffes and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Inventories	$2,316
Intangible assets	10,290
Property, plant and equipment	2,638

Total identifiable assets	15,244
Goodwill	13,046

Purchase price	28,290
Estimated working capital deficit	584

Total cash paid	$28,874

Operating results of Steffes have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2013, would not be materially different than reported results.

Aritaş Basinçli Kaplar Sanayi

On January 24, 2014, we acquired a 75% interest in Worthington Aritas, one of Europe’s leading LNG (liquefied natural gas) and cryogenic technology companies. The remaining 25% stake was retained by the prior owners. The total purchase price, including an adjustment for estimated final working capital, was $35,325,000. The purchase price also includes contingent consideration with an estimated fair value of $404,000. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

The contingent consideration arrangement requires the Company to pay $2,000,000 of additional consideration to the former owners if earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $5,000,000 during any 12 consecutive months during the first 14 month period following the closing date. We determined the acquisition date fair value of the contingent consideration obligation using a Monte Carlo simulation model based on management’s projections of future EBITDA levels. Refer to “Note Q – Fair Value Measurements” for additional information regarding the fair value measurement of the contingent consideration obligation.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values based on a preliminary valuation analysis, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of our 75% interest in Worthington Aritas, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Customer relationships	$8,400	10
Technological know-how	8,100	20
Trade name	180	2
Non-compete agreements	120	3

Total acquired identifiable intangible assets	$16,800

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

The following table summarizes the consideration transferred for Worthington Aritas and the final fair values assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Preliminary Valuation February 28, 2014	Measurement Period Adjustments	Final Valuation May 31, 2014
Cash and cash equivalents	$1,037	$-	$1,037
Accounts receivable	3,326	(84)	3,242
Inventories	10,678	-	10,678
Prepaid expenses and other current assets	1,317	-	1,317
Intangible assets	16,800	-	16,800
Other noncurrent assets	1,099	-	1,099
Property, plant and equipment	5,467	-	5,467

Total identifiable assets	39,724	(84)	39,640
Accounts payable	(5,587)	-	(5,587)
Short-term borrowings	(251)	-	(251)
Accrued liabilities	(2,756)	(4,146)	(6,902)
Other liabilities	(4,954)	4,954	-
Deferred taxes	(2,787)	-	(2,787)

Net identifiable assets	23,389	724	24,113
Goodwill	23,586	(599)	22,987

Net assets	46,975	125	47,100
Noncontrolling interest	(11,744)	(31)	(11,775)

Total consideration	$35,231	$94	$35,325

The Company recognized $1,520,000 of acquisition-related costs that were expensed within SG&A expense in the current period. Operating results of Worthington Aritas have been included in our consolidated statements of earnings from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2013, would not be materially different than reported results.

TWB Company, L.L.C.

On July 31, 2013, we purchased an additional 10% interest in our laser welded blank joint venture, TWB, for $17,869,000, increasing our ownership to a 55% controlling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11,000,000, which is included in miscellaneous income in our consolidated statement of earnings for fiscal 2014. The acquired net assets became part of our Steel Processing operating segment upon closing.

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

Net sales of $319,542,000 and earnings before income taxes of $22,991,000 have been included in the Company’s consolidated statement of earnings from the acquisition date through May 31, 2014.

Proforma net sales of the combined entity had the acquisition occurred at the beginning of fiscal 2013 were $3,180,428,000 and $2,956,309,000 for the fiscal years ended May 31, 2014 and 2013, respectively. Pro forma earnings would not be materially different than reported results due to our 45% noncontrolling interest in TWB prior to the acquisition date.

Fiscal 2013

Palmer Mfg. & Tank, Inc.

On April 9, 2013, we acquired the net assets of Palmer Mfg. & Tank, Inc. (“Palmer”) for cash consideration of approximately $113,479,000. Palmer manufactures steel and fiberglass tanks and processing equipment for the oil and gas industry, and custom manufactures fiberglass tanks for agricultural, chemical and general industrial applications. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

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

Note P – Derivative Instruments and Hedging Activities

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

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2014:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$4,180
Commodity contracts	Receivables	456	Accounts payable	-

Totals		$456		$4,180

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$796	Accounts payable	$295

Foreign exchange contracts	Receivables	32	Accounts payable	-

Totals		$828		$295

Total Derivative Instruments		$1,284		$4,475

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $730,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at May 31, 2014:

(Dollars in thousands)	Notional Amount	Maturity Date
Commodity contracts	$26,700	June 2014 – December 2015
Interest rate contracts	$100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the fiscal years ended May 31, 2014 and 2013:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing
For the fiscal year ended
May 31, 2014:
Interest rate contracts	$(3,351)	Interest expense	$(4,586)	Interest expense	$-
Commodity contracts	(2,602)	Cost of goods sold	(4,915)	Cost of goods sold	-

Totals	$(5,953)		$(9,501)		$-

For the fiscal year ended
May 31, 2013:
Interest rate contracts	$(951)	Interest expense	$(4,011)	Interest expense	$-
Commodity contracts	(19)	Cost of goods sold	1,580	Cost of goods sold	-

Totals	$(970)		$(2,431)		$-

The estimated net amount of the losses in AOCI at May 31, 2014 expected to be reclassified into net earnings within the succeeding twelve months is $1,287,000 (net of tax of $763,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2014, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal year ended May 31, 2015.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at May 31, 2014:

(Dollars in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$24,660	June 2014 – December 2015
Foreign currency contracts	$6,830	June 2014

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the fiscal years ended May 31, 2014 and 2013:

		Income (Loss) Recognized in Earnings
	Location of Income (Loss) Recognized in Earnings	Fiscal Year Ended May 31,
(in thousands)		2014	2013
Commodity contracts	Cost of goods sold	$(1,304)	$8,039
Foreign exchange contracts	Miscellaneous income (expense)	27	536

Total		$(1,277)	$8,575

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2014, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$1,284	$-	$1,284

Total assets	$-	$1,284	$-	$1,284

Liabilities
Derivative contracts (1)	$-	$4,475	$-	$4,475
Contingent consideration obligation (2)	-	-	404	404

Total liabilities	$-	$4,475	$404	$4,879

At May 31, 2013, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$761	$-	$761

Total assets	$-	$761	$-	$761

Liabilities
Derivative contracts (1)	$-	$9,774	$-	$9,774

Total liabilities	$-	$9,774	$-	$9,774

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

(2)

The fair value of the contingent consideration obligation related to our acquisition of a 75% interest in Worthington Aritas is determined using a Monte Carlo simulation model based on management’s projections of future EBITDA levels. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. At each reporting date, we will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our consolidated statement of earnings. Refer to “Note O – Acquisitions” for additional information.

Non-Recurring Fair Value Measurements

At May 31, 2014, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$25,040	$-	$25,040
Long-lived assets held and used (2)	-	7,034	-	7,034

Total assets	$-	$32,074	$-	$32,074

(1)

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $5,925,000, was lower than its net book value, an impairment charge of $18,959,000 was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest, or $7,583,000, was recorded within net earnings attributable to noncontrolling interest in our fiscal 2014 consolidated statement of earnings.

During the fourth quarter of fiscal 2014, management committed to plans to sell the Company’s stainless steel business, Precision Specialty Metals, Inc. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $19,115,000, was lower than its net book value, an impairment charge of $7,141,000 was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

(2)

During the fourth quarter of fiscal 2014, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value of $7,034,000, resulting in an impairment charge of $1,412,000 within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

At May 31, 2013, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$6,856	$-	$6,856

Total assets	$-	$6,856	$-	$6,856

(1)

During the fourth quarter of fiscal 2013, the long-lived assets of our 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders, were written down to their estimated fair value of $6,856,000, resulting in an impairment charge of $4,968,000 within impairment of long-lived assets in our consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest, or $1,987,000, was recorded within net earnings attributable to noncontrolling interest in our consolidated statement of earnings. Fair value was determined based on market prices for similar assets.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $674,488,000 and $421,056,000 at May 31, 2014 and 2013, respectively. The carrying amount of long-term debt, including current maturities, was $655,963,000 and $407,328,000 at May 31, 2014 and 2013, respectively.

Note R – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $14,677,000, $13,831,000 and $14,433,000 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2014, were as follows:

(in thousands)
2015	$9,091
2016	7,804
2017	6,668
2018	5,878
2019	4,957
Thereafter	6,793

Total	$41,191

Note S – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2014, fiscal 2013 and fiscal 2012 totaled $31,441,000, $19,568,000, and $22,006,000, respectively. Purchases from affiliated companies for fiscal 2014, fiscal 2013 and fiscal 2012 totaled $9,387,000, $4,930,000, and $4,313,000, respectively. Accounts receivable from affiliated companies were $4,124,000 and $4,466,000 at May 31, 2014 and 2013, respectively. Accounts payable to affiliated companies were $12,716,000 and $11,777,000 at May 31, 2014 and 2013, respectively.

Note T – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2014 and fiscal 2013:

(in thousands, except per share)	Three Months Ended
Fiscal 2014	August 31	November 30	February 28	May 31
Net sales	$692,291	$769,900	$773,230	$891,005
Gross margin	110,964	128,232	122,487	130,836
Net earnings attributable to controlling interest	54,557	22,977	40,603	33,163
Earnings per share - basic	$0.78	$0.33	$0.59	$0.49
Earnings per share - diluted	0.76	0.32	0.57	0.47

Fiscal 2013	August 31	November 30	February 28	May 31
Net sales	$666,035	$622,622	$619,527	$704,060
Gross margin	93,651	94,856	97,026	111,110
Net earnings attributable to controlling interest	33,962	31,826	37,131	33,523
Earnings per share - basic	$0.50	$0.46	$0.53	$0.48
Earnings per share - diluted	0.49	0.45	0.52	0.46

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts – Describe (A)	Deductions – Describe (B)	Balance at End of Period

Year Ended May 31, 2014: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,408,000	$32,000	$-	$397,000	$3,043,000

Year Ended May 31, 2013: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,329,000	$783,000	$26,000	$730,000	$3,408,000

Year Ended May 31, 2012: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,150,000	$339,000	$370,000	$1,530,000	$3,329,000

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2014). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of the consolidated operations of the Company except for TWB Company, L.L.C. (“TWB”), which was consolidated effective July 31, 2013, as a result of the Company’s acquisition of an additional 10% ownership interest. The total assets and net sales of TWB represented 7.8%

and 10.2% of consolidated total assets and net sales of the Company as of and for the year ended May 31, 2014, respectively. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2014. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Worthington Industries, Inc. acquired TWB Company, L.L.C. during fiscal 2014, and management excluded from its assessment of the effectiveness of Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2014, TWB Company, L.L.C.’s internal control over financial reporting associated with 7.8% and 10.2% of Worthington Industries, Inc.’s consolidated total assets and net sales as of and for the year ended May 31, 2014, respectively. Our audit of internal control over financial reporting of Worthington Industries, Inc. also excluded an evaluation of the internal control over financial reporting of TWB Company, L.L.C.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2014, and our report dated July 30, 2014, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Columbus, Ohio

July 30, 2014

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 25, 2014 (the “2014 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2014 Annual Meeting (“Worthington Industries’ Definitive 2014 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2014 (the fiscal year ended May 31, 2014).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2014 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2014 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2013 Annual Meeting of Shareholders held on September 26, 2013

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS –Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2014 Proxy Statement.

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

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the “Investor Relations” section of Worthington Industries’ web site located at www.worthingtonindustries.com. In addition, a copy of the Code of Conduct was filed as Exhibit 14 to Worthington Industries’ Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2014 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2014 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Worthington Industries’ Definitive 2014 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2014 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2014 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2014 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Director Independence” in Worthington Industries’ Definitive 2014 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15. – Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2014 and 2013

Consolidated Statements of Earnings for the fiscal years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Equity for the fiscal years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2014, 2013 and 2012

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

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2014	By:	/S/ JOHN P. MCCONNELL
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	July 30, 2014	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ B. Andrew Rose B. Andrew Rose	July 30, 2014	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard G. Welch Richard G. Welch	July 30, 2014	Controller (Principal Accounting Officer)

* Kerrii B. Anderson	*	Director

* John B. Blystone	*	Director

* Mark C. Davis	*	Director

* Michael J. Endres	*	Director

* Ozey K. Horton, Jr.	*	Director

* Peter Karmanos, Jr.	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ John P. McConnell	Date: July 30, 2014
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998

Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc., an Ohio corporation (the “Registrant”), for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

3.2	Code of Regulations of Worthington Industries, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (SEC File No. 1-8399)

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

4.5	Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.6	First Supplemental Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7	Form of 6.50% Global Note due April 15, 2020 (included in Exhibit 4.6 to this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.8	Second Supplemental Indenture, dated as of April 15, 2014, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

4.9	Form of 4.55% Global Note due April 15, 2026 (included in Exhibit 4.8 to this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

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

4.11	Form of 4.60% Senior Note due August 10, 2024 (included in Exhibit 4.10 to this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2012 and filed with the SEC on the same date (SEC File No. 1-8399)

4.12	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

10.4	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Filed herewith

10.7	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.8	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)*	Filed herewith

10.10	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.12	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)*	Filed herewith

10.13	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

, 10.14

First Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (First Amendment effective as of June 26, 2013; performance goals approved by shareholders on September 26, 2013)*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.15	Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment effective as of September 26, 2013)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.16

Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*

Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.17

Form of Restricted Stock Award Agreement under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan entered into by Worthington Industries, Inc. prior to June 2013 in order to evidence the grant of restricted stock to employees of Worthington Industries, Inc.*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.18

Form of Letter Evidencing Cash Performance Awards and Performance Share Awards Granted under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan) with targets for the three-fiscal-year periods ending on May 31, 2011, on May 31, 2012, on May 31, 2013 and on May 31, 2014*

Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.19

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant for 2011 effective as of June 30, 2011, of restricted common shares, and similar form entered into by Worthington Industries, Inc. in order to evidence the grant for 2012 effective as of June 29, 2012, of restricted common shares, in each case which vested or will vest in three years from the grant date, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.20

Form of Letter Evidencing Performance Awards Granted and to be Granted under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan with targets for three-fiscal-year periods ending on or after May 31, 2015*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.21

Form of Amended and Restated Restricted Stock Award Agreement entered into effective as of September 14, 2011 by Worthington Industries, Inc. with each of B. Andrew Rose and Mark A. Russell in order to amend and restate the original Restricted Stock Award Agreement effective as of June 30, 2011 in respect of 185,000 common shares granted pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.22

Form of Notice of Grant and Restricted Stock Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant for 2013, effective as of June 28, 2013, of restricted common shares, which will vest on the third anniversary of the grant date, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.23

Form of Notice of Grant and Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with George P. Stoe, in order to evidence the grant, effective as of June 28, 2013, of restricted common shares, which vested on June 28, 2014, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.24

Form of Notice of Grant and Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with each of B. Andrew Rose and Mark A. Russell in order to evidence the grant, effective as of June 28, 2013, of 180,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.25

Form of Restricted Stock Award Agreement for awards granted after June 1, 2014 entered into by Worthington Industries, Inc. in order to evidence the grant, effective as of June 30, 2014, as well as future grants of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

10.26

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with each of Geoffrey G. Gilmore and Andrew J. Billman, in order to evidence the grant, effective June 24, 2014, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 1, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

10.27	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.28

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

10.29	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (amendment and restatement effective November 1, 2008)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.30	First Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (First Amendment effective September 26, 2013)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

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

*	Indicates management contract or compensatory plan or arrangement.

10.32	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.33

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

10.34

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

10.35

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

10.37	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.38	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.39

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

10.40	Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.41	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 26, 2013)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.42

Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan)*

Filed herewith

10.43

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.44

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.45

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.46

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.47

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.48

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.49

Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.50

Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.51

Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.52

Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.53

Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.54

Amendment No. 11 to Receivables Purchase Agreement, dated as of May 6, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.55

Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.56

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (SEC File No. 1-8399)

10.57

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.58	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.59	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.60	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.61

Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.62

Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.63

Amendment No. 5, dated as of May 6, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, The Gerstenslager Company and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.64	Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.65	Summary of Cash Compensation for Directors of Worthington Industries, Inc., approved June 29, 2011 and effective September, 2011*	Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.66	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.67	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards and Stock Options granted in Fiscal 2011 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.68	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.69	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.70	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.71	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for Named Executive Officers*	Filed herewith

10.72	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each director of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.73	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011	Filed herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2014 of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2014 and 2013;

(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2014, 2013 and 2012;

(iii)	Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2014, 2013 and 2012;

(iv)	Consolidated Statements of Equity for the fiscal years ended May 31, 2014, 2013 and 2012;

(v)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2014, 2013 and 2012; and

(vi)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2014, 2013 and 2012.