Form 10-Q
period 2014-08-31
WORTHINGTON INDUSTRIES INC
filed 2014-10-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On October 1, 2014, the number of Common Shares, without par value, issued and outstanding was 68,478,141.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a recurrent slowing economy;
•	the effect of conditions in national and worldwide financial markets;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
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

•	the effect of changes to healthcare laws in the United States, which may increase our healthcare and other costs and negatively impact our consolidated financial results and operations; and
•

other risks described from time to time in our filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 31, 2014	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$146,921	$190,079
Receivables, less allowances of $3,024 and $3,043 at August 31, 2014 and May 31, 2014, respectively	486,005	493,127
Inventories:
Raw materials	237,427	213,173
Work in process	138,616	105,872
Finished products	91,519	90,957

Total inventories	467,562	410,002
Income taxes receivable	3,354	5,438
Assets held for sale	31,749	32,235
Deferred income taxes	23,321	24,272
Prepaid expenses and other current assets	45,632	43,769

Total current assets	1,204,544	1,198,922
Investments in unconsolidated affiliates	196,373	179,113
Goodwill	269,357	251,093
Other intangible assets, net of accumulated amortization of $40,182 and $35,506 at August 31, 2014 and May 31, 2014	153,018	145,993
Other assets	27,264	22,399
Property, plant & equipment:
Land	15,263	15,260
Buildings and improvements	217,388	213,848
Machinery and equipment	861,580	848,889
Construction in progress	32,947	32,135

Total property, plant & equipment	1,127,178	1,110,132
Less: accumulated depreciation	623,038	611,271

Property, plant and equipment, net	504,140	498,861

Total assets	$2,354,696	$2,296,381

Liabilities and equity
Current liabilities:
Accounts payable	$369,273	$333,744
Short-term borrowings	10,965	10,362
Accrued compensation, contributions to employee benefit plans and related taxes	66,973	78,514
Dividends payable	12,954	11,044
Other accrued items	60,569	49,873
Income taxes payable	17,836	4,953
Current maturities of long-term debt	101,182	101,173

Total current liabilities	639,752	589,663
Other liabilities	74,178	76,426
Distributions in excess of investment in unconsolidated affiliate	57,772	59,287
Long-term debt	554,494	554,790
Deferred income taxes	69,766	71,333

Total liabilities	1,395,962	1,351,499
Shareholders’ equity — controlling interest	865,869	850,812
Noncontrolling interest	92,865	94,070

Total equity	958,734	944,882

Total liabilities and equity	$2,354,696	$2,296,381

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2014	2013
Net sales	$862,414	$692,291
Cost of goods sold	732,907	581,327

Gross margin	129,507	110,964

Selling, general and administrative expense	75,255	71,540
Impairment of long-lived assets	1,950	4,641
Restructuring and other income	(7)	(3,997)
Joint venture transactions	107	142

Operating income	52,202	38,638
Other income (expense):
Miscellaneous income	323	10,937
Interest expense	(9,516)	(6,240)
Equity in net income of unconsolidated affiliates	27,924	26,951

Earnings before income taxes	70,933	70,286
Income tax expense	22,113	13,933

Net earnings	48,820	56,353
Net earnings attributable to noncontrolling interest	4,652	1,796

Net earnings attributable to controlling interest	$44,168	$54,557

Basic
Average common shares outstanding	67,567	69,601

Earnings per share attributable to controlling interest	$0.65	$0.78

Diluted
Average common shares outstanding	69,738	72,083

Earnings per share attributable to controlling interest	$0.63	$0.76

Common shares outstanding at end of period	67,424	69,373

Cash dividends declared per share	$0.18	$0.15

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2014	2013
Net earnings	$48,820	$56,353
Other comprehensive income (loss):
Foreign currency translation	(9,592)	(486)
Cash flow hedges, net of tax	961	3,351

Other comprehensive income (loss)	(8,631)	2,865

Comprehensive income	40,189	59,218
Comprehensive income attributable to noncontrolling interest	3,472	779

Comprehensive income attributable to controlling interest	$36,717	$58,439

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2014	2013
Operating activities
Net earnings	$48,820	$56,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,367	19,460
Impairment of long-lived assets	1,950	4,641
Provision for deferred income taxes	(535)	(8,424)
Bad debt income	(203)	(481)
Equity in net income of unconsolidated affiliates, net of distributions	(6,990)	(5,915)
Net gain on sale of assets	(2,830)	(4,662)
Stock-based compensation	4,355	3,780
Excess tax benefits - stock-based compensation	(5,132)	(4,298)
Gain on previously held interest in TWB	-	(11,000)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	12,752	7,655
Inventories	(51,217)	515
Prepaid expenses and other current assets	(2,872)	(2,365)
Other assets	121	436
Accounts payable and accrued expenses	41,890	40,622
Other liabilities	(5,991)	(1,853)

Net cash provided by operating activities	54,485	94,464

Investing activities
Investment in property, plant and equipment, net	(23,873)	(13,354)
Investment in notes receivable	(5,000)	-
Acquisitions, net of cash acquired	(36,550)	52,957
Distributions from (investments in) unconsolidated affiliates	(3,800)	5,555
Proceeds from sale of assets and insurance	265	7,647

Net cash provided (used) by investing activities	(68,958)	52,805

Financing activities
Net proceeds from (repayments of) short-term borrowings	555	(51,541)
Principal payments on long-term debt	(302)	(284)
Proceeds from (payments for) issuance of common shares	(1,020)	2,201
Excess tax benefits - stock-based compensation	5,132	4,298
Payments to noncontrolling interest	(2,867)	(1,763)
Repurchase of common shares	(20,071)	(30,516)
Dividends paid	(10,112)	-

Net cash used by financing activities	(28,685)	(77,605)

Increase (decrease) in cash and cash equivalents	(43,158)	69,664
Cash and cash equivalents at beginning of period	190,079	51,385

Cash and cash equivalents at end of period	$146,921	$121,049

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

Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Nitin Cylinders Limited (“Worthington Nitin Cylinders”) in which we own controlling interests of 52%, 55%, 75%, 75%, and 60%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture members’ portion of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the results of operations of these interim periods, have been included. Operating results for the three months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015 (“fiscal 2015”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (“fiscal 2014”) of Worthington Industries, Inc. (the “2014 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In March 2013, amended accounting guidance was issued regarding the accounting for cumulative translation adjustment. The amended guidance specifies that a cumulative translation adjustment should be released from earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The amended guidance is effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2013. Early adoption is permitted. The adoption of this amended accounting guidance on June 1, 2014 did not have a material impact on our consolidated financial position or results of operations.

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting.

NOTE B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. These include ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero”) (50%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Specialty Processing (“WSP”) (51%), and Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (10%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

We received distributions from unconsolidated affiliates totaling $20,934,000 during the three months ended August 31, 2014. We have received cumulative distributions from WAVE in excess of our investment balance totaling $57,772,000 at August 31, 2014. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	August 31, 2014	May 31, 2014
Cash	$54,254	$52,997
Receivable from partner (1)	14,195	12,717
Other current assets	463,909	454,417
Noncurrent assets	291,520	294,001

Total assets	$823,878	$814,132

Current liabilities	$139,973	$128,595
Short-term borrowings	28,217	40,992
Current maturities of long-term debt	4,435	4,510
Long-term debt	267,232	268,350
Other noncurrent liabilities	18,869	20,217
Equity	365,152	351,468

Total liabilities and equity	$823,878	$814,132

	Three Months Ended August 31,
(in thousands)	2014	2013
Net sales	$392,550	$423,481
Gross margin	88,751	89,814
Operating income	63,479	64,540
Depreciation and amortization	9,122	10,337
Interest expense	2,162	2,223
Income tax expense	2,753	3,030
Net earnings	59,440	59,634

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

The financial results of TWB have been included in the amounts presented in the tables above through July 31, 2013. On July 31, 2013, we completed the acquisition of an additional 10% interest in TWB. As a result, TWB’s results have been consolidated within Steel Processing since that date with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest.

NOTE C – Impairment of Long-Lived Assets

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”). As all of the criteria for classification as assets held for sale were met, the net assets of this business, which consist of net working capital and property, plant and equipment, have been presented separately as assets held for sale in our consolidated balance sheets as of each of August 31, 2014 and May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale of PSM during the first quarter of fiscal 2015, the Company reassessed the fair value of this business and determined that an additional impairment charge of $1,950,000 was required for the three months ended August 31, 2014.

NOTE D – Restructuring and Other Income

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income financial statement caption in our consolidated statement of earnings for the three months ended August 31, 2014 is summarized as follows:

(in thousands)	Beginning Balance	Expense (Income)	Payments	Adjustments	Ending Balance
Early retirement and severance	$6,495	$(30)	$(2,334)	$30	$4,161
Facility exit and other costs	534	130	(634)	213	243

	$7,029	100	$(2,968)	$243	$4,404

Less: joint venture transactions		(107)

Restructuring and other income		$(7)

Approximately $3,929,000 of the total liability as of August 31, 2014 is expected to be paid in the next twelve months. The remaining liability, which consists of lease termination costs and certain severance benefits, will be paid through September 2016.

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

Insurance Recoveries

On August 19, 2013, a fire occurred at our Pressure Cylinders facility in Kienberg, Austria, in the building that houses the massing process in the production of acetylene cylinders. The other portions of the Austrian facility were not damaged; however, the massing process building sustained extensive damage and was rendered inoperable. Additionally, we have incurred and will continue to incur incremental business interruption costs until the massing process building is fully operational, which we expect to occur during the second quarter of fiscal 2015. The Company has business interruption and property damage insurance and, as a result, the fire did not have a material adverse impact on the Company’s consolidated financial results.

Total proceeds received related to insurance claims since the date of loss have been as follows:

(in thousands)
Property and equipment	$5,547
Business interruption	3,747
Other expenses	794

Total insurance proceeds	$10,088

The proceeds for business interruption relate to the loss of profits since the date of the fire and have been recorded as a reduction of manufacturing expense, including $879,000 during the three months ended August 31, 2014. The proceeds for other expenses represent reimbursement for incremental expenses related to the fire and were recorded as an offset to manufacturing expense, including $50,000 during the three months ended August 31, 2014.

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2014, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $12,667,000 at August 31, 2014. We have also guaranteed the repayment of a $2,917,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and therefore no amounts have been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. There were no borrowings outstanding under the Credit Facility at August 31, 2014. Additionally, we provided $13,716,000 in stand-by letters of credit for third-party beneficiaries as of August 31, 2014. While not drawn against, certain of these letters of credit totaling $11,732,000 are issued against availability under the Credit Facility, leaving $413,268,000 available at August 31, 2014.

Borrowings under the Credit Facility have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. At August 31, 2014, the applicable variable rate, based on LIBOR, was 1.23%.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”), which expires in January 2015. The AR Facility has been available throughout fiscal 2015 to date, and was available throughout fiscal 2014. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of August 31, 2014, the pool of eligible accounts receivable exceeded the $100,000,000 limit; however, no ownership interests in this pool had been sold.

Short-term borrowings at August 31, 2014 consisted of $4,325,000 outstanding under a credit facility maintained by our consolidated affiliate, Worthington Aritas, that matures in March 2015 and bears interest at a fixed rate of 5.60%, and $6,640,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, Worthington Nitin Cylinders, that matures in November 2014 and bears interest at a variable rate. The applicable variable rate was 6.85% at August 31, 2014.

NOTE H – Comprehensive Income

The following table summarizes the tax effects on each component of other comprehensive loss for the three months ended August 31, 2014:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$(9,592)	$-	$(9,592)
Cash flow hedges	1,543	(582)	961

Other comprehensive loss	$(8,049)	$(582)	$(8,631)

The following table summarizes the tax effects on each component of other comprehensive income for the three months ended August 31, 2013:

(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$(486)	$-	$(486)
Cash flow hedges	4,820	(1,469)	3,351

Other comprehensive income	$4,334	$(1,469)	$2,865

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the three months ended August 31, 2014:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2014	$262,610	$(3,581)	$591,783	$850,812	$94,070	$944,882
Net earnings	-	-	44,168	44,168	4,652	48,820
Other comprehensive loss	-	(7,451)	-	(7,451)	(1,180)	(8,631)
Common shares issued	(1,020)	-	-	(1,020)	-	(1,020)
Stock-based compensation	11,760	-	-	11,760	-	11,760
Purchases and retirement of common shares	(1,922)	-	(18,149)	(20,071)	-	(20,071)
Cash dividends declared	-	-	(12,329)	(12,329)	-	(12,329)
Dividend to noncontrolling interest	-	-	-	-	(4,677)	(4,677)

Balance at August 31, 2014	$271,428	$(11,032)	$605,473	$865,869	$92,865	$958,734

The components of the changes in other comprehensive income (loss) were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2014	$11,015	$(11,265)	$(3,331)	$(3,581)
Other comprehensive income (loss) before reclassifications	(8,400)	-	(413)	(8,813)
Reclassification adjustments to income (a)	-	-	1,944	1,944
Income taxes	-	-	(582)	(582)

Balance as of August 31, 2014	$2,615	$(11,265)	$(2,382)	$(11,032)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2014, we granted non-qualified stock options covering a total of 96,200 common shares under our stock-based compensation plans. The weighted average option price of $43.04 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $17.96 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,538,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	1.88%
Expected volatility	50.92%
Risk-free interest rate	1.88%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2014, we granted an aggregate of 108,725 service-based restricted common shares under our stock-based compensation plans. The fair values of these restricted common shares were equal to the closing market prices of the underlying common shares on the date of grant, or $43.04 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $4,165,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Market-Based Restricted Common Shares

During the three months ended August 31, 2014, we granted an aggregate of 50,000 restricted common shares to two key employees under our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $60.00 per share and remaining at or above that price for 30 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $32.06 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	1.60%
Expected volatility	44.00%
Risk-free interest rate	1.70%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $1,603,000 and will be recognized on a straight-line basis over the five-year service vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees that are earned based on the level of achievement with respect to targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2015, 2016 and 2017. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair value of our performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the three months ended August 31, 2014, we granted performance share awards covering an aggregate of 62,000 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,648,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the three months ended August 31, 2014 and August 31, 2013 reflected estimated annual effective income tax rates of 32.8% and 28.9%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is a result of our Spartan, WEI, Worthington Nitin Cylinders, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan, WEI, and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan, WEI, and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Nitin Cylinders, a foreign corporation, is reported in our consolidated tax expense. Since the consolidation of TWB on July 31, 2013, the tax expense of TWB’s wholly-owned foreign corporations has been reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2015 could be materially different from the forecasted rate as of August 31, 2014.

NOTE L – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2014 and 2013:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2014	2013
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$44,168	$54,557
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	67,567	69,601
Effect of dilutive securities	2,171	2,482

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	69,738	72,083

Basic earnings per share attributable to controlling interest	$0.65	$0.78
Diluted earnings per share attributable to controlling interest	$0.63	$0.76

Stock options covering 87,976 common shares have been excluded from the computation of diluted earnings per share for the three months ended August 31, 2014 because the effect would have been anti-dilutive as the exercise price of the stock options was greater than the average market price of the common shares during the period.

NOTE M – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2014	2013
Net sales
Steel Processing	$552,331	$402,441
Pressure Cylinders	248,959	216,900
Engineered Cabs	49,554	48,461
Other	11,570	24,489

Consolidated net sales	$862,414	$692,291

Operating income (loss)
Steel Processing	$35,869	$22,663
Pressure Cylinders	19,606	19,454
Engineered Cabs	(2,145)	(304)
Other	(1,128)	(3,175)

Consolidated operating income	$52,202	$38,638

Restructuring and other expense (income)
Steel Processing	$(30)	$(4,762)
Pressure Cylinders	23	402
Engineered Cabs	-	-
Other	-	363

Consolidated restructuring and other income	$(7)	$(3,997)

Impairment of long-lived assets
Steel Processing	$1,950	$4,641
Pressure Cylinders	-	-
Engineered Cabs	-	-
Other	-	-

Consolidated impairment of long-lived assets	$1,950	$4,641

Joint venture transactions
Steel Processing	$-	$-
Pressure Cylinders	-	-
Engineered Cabs	-	-
Other	107	142

Consolidated joint venture transactions	$107	$142

(in thousands)	August 31, 2014	May 31, 2014
Total assets
Steel Processing	$896,069	$850,748
Pressure Cylinders	849,168	818,720
Engineered Cabs	181,876	181,251
Other	427,583	445,662

Consolidated total assets	$2,354,696	$2,296,381

NOTE N – Acquisitions

Midstream Equipment Fabrication, LLC

On August 1, 2014, we acquired the net assets of Midstream Equipment Fabrication LLC (“MEF”) for cash consideration of $35,232,000 and the assumption of certain liabilities. MEF manufactures patented horizontal heated and high pressure separators used to separate oilfield fluids and gas for customers drilling in the Eagle Ford Shale and is well-situated to serve customers in the Permian Basin. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of the net assets of MEF, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Technological know-how	$5,100	10
Customer relationships	4,300	7
Non-compete agreements	2,400	4
Backlog	1,800	Less than 1

Total acquired identifiable intangible assets	$13,600

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

The following table summarizes the consideration transferred for the net assets of MEF and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$3,329
Inventories	3,550
Intangible assets	13,600
Property, plant and equipment	166

Total identifiable assets	20,645
Accounts payable	555
Other accrued items	92
Deferred revenue	4,808

Net assets	15,190
Goodwill	23,202

Purchase price	38,392
Less: estimated excess working capital	3,160

Cash paid at closing	$35,232

The Company incurred $273,000 of acquisition-related costs that were expensed within SG&A expense during the three months ended August 31, 2014. Operating results of the acquired business have been included in our consolidated statement of earnings for the three months ended August 31, 2014 from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

James Russell Engineering Works, Inc.

On July 31, 2014, we acquired the net assets of James Russell Engineering Works, Inc. (“JRE”) for cash consideration of $1,571,000. JRE manufactures aluminum and stainless steel cryogenic transport trailers used for hauling liquid oxygen, nitrogen, argon, hydrogen and liquefied natural gas (LNG) for producers and distributors of industrial gases and LNG. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

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

The following table summarizes the consideration transferred for the net assets of JRE and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash	$253
Accounts receivable	509
Inventories	2,793
Prepaid expense and other current assets	40
Property, plant and equipment	250

Total identifiable assets	3,845
Accounts payable	514
Other accrued items	2,160

Net identifiable assets	1,171
Goodwill	400

Total cash consideration	$1,571

Operating results of the acquired business have been included in our consolidated statement of earnings for the three months ended August 31, 2014 from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

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

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at August 31, 2014:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,100
Commodity contracts	Receivables	652	Accounts payable	-

Totals		$652		$2,100

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1,306	Accounts payable	$121
Foreign exchange contracts	Receivables	-	Accounts payable	9

Totals		$1,306		$130

Total Derivative Instruments		$1,958		$2,230

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $333,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at August 31, 2014:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$35,293	September 2014 - January 2016
Interest rate contracts	100,000	December 2014

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended August 31, 2014 and 2013:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended August 31, 2014:
Interest rate contracts	$-	Interest expense	$(1,148)	Interest expense	$-
Commodity contracts	(413)	Cost of goods sold	(796)	Cost of goods sold	-

Totals	$(413)		$(1,944)		$-

For the three months ended August 31, 2013:
Interest rate contracts	$(203)	Interest expense	$(1,063)	Interest expense	$-
Commodity contracts	3,644	Cost of goods sold	(316)	Cost of goods sold	-

Totals	$3,441		$(1,379)		$-

The estimated net amount of the losses recognized in accumulated OCI at August 31, 2014 expected to be reclassified into net earnings within the succeeding twelve months is $189,000 (net of tax of $114,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2014, and will change before actual reclassification from OCI to net earnings during the fiscal years ended May 31, 2015 and 2016.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2014:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$30,932	September 2014 - December 2015
Foreign currency contracts	14,903	September 2014 - November 2014

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended August 31, 2014 and 2013:

	Location of Gain (Loss)	Gain (Loss) Recognized in Earnings for the Three Months Ended August 31,
(in thousands)	Recognized in Earnings	2014	2013
Commodity contracts	Cost of goods sold	$(57)	$676
Foreign exchange contracts	Miscellaneous income (expense)	261	(5)

Total		$204	$671

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At August 31, 2014, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$1,958	$-	$1,958

Total assets	$-	$1,958	$-	$1,958

Liabilities
Derivative contracts (1)	$-	$2,230	$-	$2,230
Contingent consideration obligation (2)	-	-	404	404

Total liabilities	$-	$2,230	$404	$2,634

At May 31, 2014, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$1,284	$-	$1,284

Total assets	$-	$1,284	$-	$1,284

Liabilities
Derivative contracts (1)	$-	$4,475	$-	$4,475
Contingent consideration obligation (2)	-	-	404	404

Total liabilities	$-	$4,475	$404	$4,879

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

(2)

The fair value of the contingent consideration obligation related to our January 24, 2014 acquisition of a 75% interest in Worthington Aritas is determined using a Monte Carlo simulation model based on management’s projections of future EBITDA levels. The contingent consideration arrangement requires the Company to pay $2,000,000 of additional consideration to the former owners if earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $5,000,000 during any 12 consecutive months during the first 14 month period following the closing date. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Non-Recurring Fair Value Measurements

At August 31, 2014, our financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$19,644	$-	$19,644

Total assets	$-	$19,644	$-	$19,644

(1)

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s stainless steel business, PSM. As all of the criteria for classification as assets held for sale were met, the net assets of this business, which consist of net working capital and property, plant and equipment, have been presented separately as assets held for sale in our consolidated balance sheets as of August 31, 2014 and May 31, 2014, respectively. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale of PSM during the first quarter of fiscal 2015, the Company reassessed the fair value of this business and determined that an additional impairment charge of $1,950,000 was required for the three months ended August 31, 2014. Fair value was determined based on market prices for similar assets.

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

During the fourth quarter of fiscal 2014, management committed to plans to sell the Company’s stainless steel business, PSM. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $19,115,000, was lower than its net book value, an impairment charge of $7,141,000 was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $688,671,000 and $674,488,000 at August 31, 2014 and May 31, 2014, respectively. The carrying amount of long-term debt, including current maturities, was $655,676,000 and $655,963,000 at August 31, 2014 and May 31, 2014, respectively.

NOTE Q – Subsequent Events

On September 26, 2014, our consolidated joint venture in Turkey, Worthington Aritas, executed a $32,344,000 five-year term loan credit facility denominated in Euros. At the time of closing we borrowed $17,060,000 against the facility, leaving $15,284,000 available for future borrowings. The facility bears interest at a variable rate based on EURIBOR. The applicable variable rate was 1.582% at September 26, 2014.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of  Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could  cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I - Item 1A. - Risk Factors” of our Annual Report on Form 10-K for  the fiscal year ended May 31, 2014.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (“fiscal 2014”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

We are primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. As of August 31, 2014, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Construction Services and Worthington Energy Innovations operating segments.

We also held equity positions in 12 active joint ventures, which operated 46 manufacturing facilities worldwide, as of August 31, 2014. Five of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining seven of these joint ventures are accounted for using the equity method.

Overview

The Company performed well during the first quarter of fiscal 2015, led by strong revenue and earnings growth in Steel Processing. Pressure Cylinders also experienced strong revenue growth, but earnings were hampered by certain one-time charges, specifically, acquisition-related costs and out-of-stock penalties related to some of our retail products, and some lingering operational issues in the oil and gas equipment business (formerly energy). Revenue at Engineered Cabs stabilized during the current quarter, although higher conversion costs led to a higher operating loss when compared to the prior year quarter.

Volume growth was mixed in the first quarter. Pressure Cylinders volumes were down slightly; however, a more favorable product mix due to a shift to higher priced, lower volume tanks led to a 15% increase in net sales. Steel Processing volumes were up significantly on both a direct and toll basis driven by contributions from the consolidation of TWB in the prior year and continued improvement in the automotive market. Volumes within Steel Processing were up 26% overall and 16% excluding the impact of the TWB consolidation.

Equity in net income of unconsolidated affiliates (“equity income”) for the quarter was up 4% over the prior year period. The overall increase was driven by Serviacero and WAVE where our equity portion of income increased by $1.9 million and $1.3 million, respectively. All of our major joint ventures operated at a profit during the quarter, led by WAVE, Serviacero and ClarkDietrich, which contributed $21.0 million, $2.4 million, and $1.9 million of equity income, respectively. We received $20.9 million in cash distributions from our unconsolidated affiliates during the quarter.

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

Recent Business Developments

•

On August 1, 2014, the Company acquired the net assets of Midstream Equipment Fabrication LLC (“MEF”) for cash consideration of $35.2 million and the assumption of certain liabilities. MEF manufactures patented horizontal heated and high pressure separators used to separate oilfield fluids and gas for customers drilling in the Eagle Ford Shale and is well-situated to serve customers in the Permian Basin. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

•

On July 31, 2014, the Company acquired the net assets of James Russell Engineering Works, Inc. (“JRE”) for cash consideration of $1.6 million. JRE manufactures aluminum and stainless steel cryogenic transport trailers used for hauling liquid oxygen, nitrogen, argon, hydrogen and liquefied natural gas (“LNG”) for producers and distributors of industrial gases and LNG. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

•	During the quarter, the Company repurchased a total of 490,800 common shares for $20.1 million at an average price of $40.89.

•

On September 24, 2014, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.18 per share payable on December 29, 2014 to shareholders of record on December 15, 2014.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first three months of each of fiscal 2015 and fiscal 2014 is illustrated in the following chart:

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

Approximately 9% of the net sales of our Steel Processing operating segment, 60% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 31% and 40% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil and gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended August 31,
	2014	2013	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.1%	1.1%	1.0%
Hot-Rolled Steel ($ per ton) [2]	$673	$627	$46
Detroit Three Auto Build (000’s vehicles) [3]	2,261	2,100	161
No. America Auto Build (000’s vehicles) [3]	4,201	3,863	338
Zinc ($ per pound) [4]	$0.99	$0.84	$0.15
Natural Gas ($ per mcf) [5]	$4.61	$3.63	$0.98
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.88	$3.87	$0.01

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2015, fiscal 2014 and fiscal 2013:

(Dollars per ton 1)
	Fiscal Year
	2015	2014	2013
1st Quarter	$673	$627	$616
2nd Quarter	N/A	$651	$622
3rd Quarter	N/A	$669	$629
4th Quarter	N/A	$655	$595
Annual Avg.	N/A	$651	$616

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the first quarter of fiscal 2015. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2015, vehicle production for the Detroit Three automakers was up 8% over the comparable period in the prior year. Additionally, North American vehicle production during the first quarter of fiscal 2015 increased 9% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2015 Compared to Fiscal 2014

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$862.4	100.0%	$692.3	100.0%	$170.1
Cost of goods sold	732.9	85.0%	581.3	84.0%	151.6

Gross margin	129.5	15.0%	111.0	16.0%	18.5
Selling, general and administrative expense	75.3	8.7%	71.6	10.3%	3.7
Impairment of long-lived assets	1.9	0.2%	4.7	0.7%	(2.8)
Restructuring and other income	-	0.0%	(4.0)	-0.6%	4.0
Joint venture transactions	0.1	0.0%	0.1	0.0%	-

Operating income	52.2	6.1%	38.6	5.6%	13.6
Miscellaneous income	0.3	0.0%	10.9	1.6%	(10.6)
Interest expense	(9.5)	-1.1%	(6.2)	-0.9%	3.3
Equity in net income of unconsolidated affiliates	27.9	3.2%	27.0	3.9%	0.9
Income tax expense	(22.1)	-2.6%	(13.9)	-2.0%	8.2

Net earnings	48.8	5.7%	56.4	8.1%	(7.6)
Net earnings attributable to noncontrolling interest	4.6	0.5%	1.8	0.3%	(2.8)

Net earnings attributable to controlling interest	$44.2	5.1%	$54.6	7.9%	$(10.4)

Net earnings attributable to controlling interest for the three months ended August 31, 2014 decreased $10.4 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $170.1 million over the comparable period in the prior year. Higher overall volumes, aided by acquisitions, favorably impacted net sales by $131.6 million. The remaining increase in net sales was the result of higher average selling prices in the current year quarter, driven by the higher cost of steel.

•

Gross margin increased $18.5 million from the comparable period in the prior year. In addition to the overall increase in volumes, gross margin in the current year quarter also benefited from a higher spread between average selling prices and material cost due in part to higher inventory holding gains in Steel Processing.

•	SG&A expense increased $3.7 million from the comparable period in the prior year, primarily due to the impact of acquisitions.

•

Impairment charges of $1.9 million in fiscal 2015 related to the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”). The Company continues to explore strategic alternatives for this business. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Interest expense of $9.5 million was $3.3 million higher than the comparable period in the prior year. The increase was due to the impact of higher average debt levels and higher average interest rates resulting from an increase in the usage of long-term debt versus short-term debt.

•

Miscellaneous income decreased $10.6 million from the comparable period in the prior year. The decrease resulted from an $11.0 million non-cash gain related to the acquisition of an additional 10% interest in TWB in the first quarter of fiscal 2014 and the resulting consolidation of TWB.

•

Equity income increased $0.9 million over the prior year quarter to $27.9 million on net sales of $392.6 million. The overall increase was driven by Serviacero and WAVE where our equity portion of income increased by $1.9 million and $1.3 million, respectively. However, our equity portion of income from ClarkDietrich decreased $0.9 million on lower volumes. Additionally, TWB contributed equity income of $1.8 million in the prior year quarter, prior to its consolidation in July of 2013. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $8.2 million from the comparable period in the prior year due primarily to an approximately $7.2 million favorable tax impact associated with the acquisition of an additional 10% interest in TWB recorded in the prior year quarter (the “TWB acquisition adjustment”). The TWB acquisition adjustment related primarily to the estimated U.S. deferred tax liability associated with the unremitted earnings of TWB’s wholly-owned foreign corporations. The current quarter expense of $22.1 million was calculated using an estimated annual effective income tax rate of 32.8% versus 28.9% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$552.3	100.0%	$402.4	100.0%	$149.9
Cost of goods sold	482.6	87.4%	351.0	87.2%	131.6

Gross margin	69.7	12.6%	51.4	12.8%	18.3
Selling, general and administrative expense	31.9	5.8%	28.8	7.2%	3.1
Impairment of long-lived assets	1.9	0.3%	4.7	1.2%	(2.8)
Restructuring and other income	-	0.0%	(4.8)	-1.2%	4.8

Operating income	$35.9	6.5%	$22.7	5.6%	$13.2

Material cost	$394.9		$287.7		$107.2
Tons shipped (in thousands)	905		720		185

Net sales and operating highlights were as follows:

•

Net sales increased $149.9 million over the comparable period in the prior year to $552.3 million. The impact of higher overall volumes, resulting primarily from the consolidation of TWB and increased sales to the automotive market, favorably impacted net sales by $118.7 million. Excluding the impact of the TWB consolidation, overall volumes were up 16%, and the mix of direct versus toll tons was 60% to 40% versus a mix of 58% to 42% in the first quarter of fiscal 2014. The remaining increase in net sales was the result of higher average selling prices in the current year quarter, driven by the higher cost of steel.

•

Operating income increased $13.2 million driven primarily by higher overall volumes, the addition of TWB, and the positive impact of higher inventory holding gains in the current quarter. Operating income in the current period included an impairment charge of $1.9 million related to the Company’s stainless steel business, PSM. The Company continues to explore strategic alternatives for this business. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$249.0	100.0%	$216.9	100.0%	$32.1
Cost of goods sold	194.4	78.1%	166.4	76.7%	28.0

Gross margin	54.6	21.9%	50.5	23.3%	4.1
Selling, general and administrative expense	35.0	14.1%	30.6	14.1%	4.4
Restructuring and other expense	-	0.0%	0.4	0.2%	(0.4)

Operating income	$19.6	7.9%	$19.5	9.0%	$0.1

Material cost	$118.4		$101.6		$16.8
Units shipped (in thousands)	20,754		20,847		(93)

Net sales and operating highlights were as follows:

•

Net sales increased $32.1 million over the comparable period in the prior year to $249.0 million. Volumes were down slightly; however, the impact of acquisitions and a more favorable product mix due to a shift to higher priced, lower volume tanks favorably impacted net sales by $22.1 million. Higher average selling prices, primarily in consumer products, favorably impacted net sales by $10.0 million.

•

Operating income was up slightly during the current quarter to $19.6 million, as the combined favorable impact of higher average selling prices and recent acquisitions was offset by higher manufacturing costs and SG&A expense. Operating income in the current quarter included a combined $1.1 million of expense associated with the write-up of inventory as a result of the application of purchase accounting and subsequent sale and various other acquisition related costs and another $0.9 million for out-of-stock penalties in our retail product lines.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$49.6	100.0%	$48.5	100.0%	$1.1
Cost of goods sold	44.9	90.5%	41.9	86.4%	3.0

Gross margin	4.7	9.5%	6.6	13.6%	(1.9)
Selling, general and administrative expense	6.8	13.7%	6.9	14.2%	(0.1)

Operating loss	$(2.1)	-4.2%	$(0.3)	-0.6%	$(1.8)

Material cost	$22.0		$22.1		$(0.1)

Net sales and operating highlights were as follows:

•	Net sales increased $1.1 million over the comparable period in the prior year on higher volumes.

•

Operating loss increased $1.8 million as the overall increase in net sales was more than offset by higher manufacturing costs due to continued investment in people, technology and process improvement and startup costs related to new product launches in our Florence, South Carolina facility.

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

	Three Months Ended August 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$11.6	100.0%	$24.5	100.0%	$(12.9)
Cost of goods sold	11.1	95.7%	22.0	89.8%	(10.9)

Gross margin	0.5	4.3%	2.5	10.2%	(2.0)
Selling, general and administrative expense	1.5	12.9%	5.2	21.2%	(3.7)
Restructuring and other expense	-	0.0%	0.4	1.6%	(0.4)
Joint venture transactions	0.1	0.9%	0.1	0.4%	-

Operating loss	$(1.1)	-9.5%	$(3.2)	-13.1%	$2.1

Net sales and operating highlights were as follows:

•

Net sales decreased $12.9 million from the comparable period in the prior year, primarily due to decreased sales in Construction Services. The mid-rise construction business within Construction Services was shut down during the fourth quarter of fiscal 2014, and we continue to explore strategic alternatives for our military construction business, including a potential divestiture or liquidation.

•

Operating loss of $1.1 million was $2.1 million lower than the comparable period in the prior year driven by a reduction in legal accruals. The first quarter of fiscal 2014 included a $2.0 million legal accrual.

Liquidity and Capital Resources

During the three months ended August 31, 2014, we generated $54.5 million of cash from operating activities, spent $36.6 million on acquisitions and invested $23.9 million in property, plant and equipment. Additionally, we paid $20.1 million to repurchase 490,800 of our common shares. The following table summarizes our consolidated cash flows for the three months ended August 31, 2014 and 2013:

	Three Months Ended August 31,
(in millions)	2014	2013
Net cash provided by operating activities	$54.5	$94.5
Net cash provided (used) by investing activities	(69.0)	52.8
Net cash used by financing activities	(28.7)	(77.6)

Increase (decrease) in cash and cash equivalents	(43.2)	69.7
Cash and cash equivalents at beginning of period	190.1	51.4

Cash and cash equivalents at end of period	$146.9	$121.1

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

The cash and cash equivalents balance at August 31, 2014 included $4.9 million of cash held by subsidiaries outside of the United States that the Company intends to indefinitely reinvest. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intentions to repatriate this cash.

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

Net cash provided by operating activities was $54.5 million during the three months ended August 31, 2014 compared to $94.5 million in the comparable period of fiscal 2014. The difference was driven largely by changes in working capital needs and a decrease in the provision for deferred income taxes.

Investing Activities

Net cash used by investing activities was $69.0 million during the three months ended August 31, 2014 compared to net cash provided by investing activities of $52.8 million in the comparable period of fiscal 2014. During the current quarter, we paid a combined $36.6 million, net of cash acquired, for the net assets of MEF and JRE and incurred capital expenditures of $23.9 million compared to capital expenditures of $13.4 million in the comparable period of the prior year. The net cash provided by investing activities in the prior year quarter was driven by the consolidation of TWB in July 2013, as the cash balance at the time of acquisition exceeded the amount paid for our additional 10% interest in the entity by $53.0 million.

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

Financing Activities

Net cash used by financing activities was $28.7 million during the three months ended August 31, 2014. During the current quarter, we paid $20.1 million to repurchase 490,800 of our common shares and paid dividends of $10.1 million on our common shares.

As of August 31, 2014, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at August 31, 2014 were unchanged from those reported as of May 31, 2014.

Common shares – The Board declared a quarterly dividend of $0.18 per common share during the first quarter of fiscal 2015 compared to $0.15 per common share during the first quarter of fiscal 2014. Dividends paid on our common shares totaled $10.1 million during the three months ended August 31, 2014. No dividends were paid on our common shares during the comparable quarter of fiscal 2014 due to the acceleration of the cash dividends for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 1,231,532 remained available for repurchase at August 31, 2014. During the first quarter of fiscal 2014, 490,800 common shares were repurchased under this authorization.

On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares, increasing the total number of common shares available for repurchase at August 31, 2014 to 11,231,532.

The common shares available for repurchase under the June 29, 2011 and June 25, 2014 authorizations may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2014 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements - NOTE G – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2014, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $12.7 million at August 31, 2014. We have also guaranteed the repayment of a $2.9 million term loan entered into by ArtiFlex, one of our unconsolidated joint ventures. In addition, we had in place $13.7 million of outstanding stand-by letters of credit for third-party beneficiaries as of August 31, 2014. These letters of credit were issued to third-party service providers and customers and had no amounts drawn against them at August 31, 2014. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In March 2013, amended accounting guidance was issued regarding the accounting for cumulative translation adjustment. The amended guidance specifies that a cumulative translation adjustment should be released from earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The amended guidance is effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2013. Early adoption is permitted. The adoption of this amended accounting guidance on June 1, 2014 did not have a material impact on our consolidated financial position or results of operations.

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2014 Form 10-K.

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

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s stainless steel business, PSM. As all of the criteria for classification as assets held for sale were met, the net assets of this business have been presented separately as assets held for sale in our consolidated balance sheets as of each of August 31, 2014 and May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale of PSM, the Company reassessed the fair value of this business during the first quarter of fiscal 2015 and determined that an additional impairment charge of $1.9 million was required for the three months ended August 31, 2014.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the applicable consolidated statement of earnings. We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2014 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. Additionally, no impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the three months ended August 31, 2014.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II - Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2014). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2014) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. -- Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (the “2014 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2014, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2014 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2014 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2014:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2014 (2)	153,675	$42.76	-	11,722,332
July 1-31, 2014	240,800	$41.61	240,800	11,481,532
August 1-31, 2014	250,000	$40.20	250,000	11,231,532

Total	644,475	$41.34	490,800

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. At August 31, 2014, 1,231,532 common shares remained available for repurchase under this authorization. On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of Worthington Industries’ outstanding common shares, increasing the total number of common shares available for repurchase to 11,231,532. The common shares available for repurchase under these authorizations may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 153,675 common shares surrendered by employees in June 2014 to satisfy tax withholding obligations upon vesting of restricted common shares. These common shares were not counted against the share repurchase authorizations in effect throughout the first quarter of fiscal 2015 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1	Form of Restricted Stock Award Agreement for Awards Granted after June 1, 2014 entered into by Worthington Industries, Inc. in order to evidence the grant, effective as of June 30, 2014, as well as future grants of restricted common shares, which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated July 1, 2014 and filed with the SEC on that same date (SEC File No. 1-8399))

10.2	Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with each of Geoffrey G. Gilmore and Andrew J. Billman, in order to evidence the grant, effective as of June 24, 2014, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc., dated July 1, 2014 and filed with the SEC on that same date (SEC File No. 1-8399))

10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014) (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.4	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014) (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.5	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014) (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014) (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.7	Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan) (incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.8	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (effective September 2014) (incorporated herein by reference to Exhibit 10.66 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.9	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares Granted in Fiscal 2015 for Named Executive Officers (incorporated herein by reference to Exhibit 10.71 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2014 and May 31, 2014;
(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2014 and August 31, 2013;
(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2014 and August 31, 2013;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2014 and August 31, 2013; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 9, 2014	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1

Form of Restricted Stock Award Agreement for Awards Granted after June 1, 2014 entered into by Worthington Industries, Inc. in order to evidence the grant, effective as of June 30, 2014, as well as future grants of restricted common shares, which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated July 1, 2014 and filed with the SEC on that same date (SEC File No. 1-8399)

10.2

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with each of Geoffrey G. Gilmore and Andrew J. Billman, in order to evidence the grant, effective as of June 24, 2014, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan

Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc., dated July 1, 2014 and filed with the SEC on that same date (SEC File No. 1-8399)

10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)	Incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.4	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)	Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.5	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)	Incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)	Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.7

Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan)

Incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.8	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (effective September 2014)	Incorporated herein by reference to Exhibit 10.66 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.9	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares Granted in Fiscal 2015 for Named Executive Officers	Incorporated herein by reference to Exhibit 10.71 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at August 31, 2014 and May 31, 2014;

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2014 and August 31, 2013;

(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2014 and August 31, 2013;

(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2014 and August 31, 2013; and

(v)	Notes to Consolidated Financial Statements.