Form 10-Q
period 2014-11-30
WORTHINGTON INDUSTRIES INC
filed 2015-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On December 31, 2014, the number of Common Shares, without par value, issued and outstanding was 68,029,037.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	outlook, strategy or business plans;
•	the ability to correct performance issues at operations;
•	future or expected growth, forward momentum, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	projected profitability potential, capacity, and working capital needs;
•	demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•

the ability to make acquisitions and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, newly-created joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;

•	the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
•	expectations for increasing volatility or improving and sustaining earnings, earnings potential, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30, 2014	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$96,537	$190,079
Receivables, less allowances of $2,997 and $3,043 at November 30, 2014 and May 31, 2014, respectively	491,687	493,127
Inventories:
Raw materials	236,126	213,173
Work in process	118,796	105,872
Finished products	99,853	90,957

Total inventories	454,775	410,002
Income taxes receivable	13,757	5,438
Assets held for sale	28,264	32,235
Deferred income taxes	23,064	24,272
Prepaid expenses and other current assets	46,310	43,769

Total current assets	1,154,394	1,198,922
Investments in unconsolidated affiliates	194,686	179,113
Goodwill	283,418	251,093
Other intangible assets, net of accumulated amortization of $45,500 and $35,506 at November 30, 2014 and May 31, 2014	150,534	145,993
Other assets	22,450	22,399
Property, plant & equipment:
Land	15,238	15,260
Buildings and improvements	218,801	213,848
Machinery and equipment	853,219	848,889
Construction in progress	43,115	32,135

Total property, plant & equipment	1,130,373	1,110,132
Less: accumulated depreciation	628,464	611,271

Property, plant and equipment, net	501,909	498,861

Total assets	$2,307,391	$2,296,381

Liabilities and equity
Current liabilities:
Accounts payable	$324,886	$333,744
Short-term borrowings	10,769	10,362
Accrued compensation, contributions to employee benefit plans and related taxes	62,985	78,514
Dividends payable	13,010	11,044
Other accrued items	60,961	49,873
Income taxes payable	4,396	4,953
Current maturities of long-term debt	101,140	101,173

Total current liabilities	578,147	589,663
Other liabilities	62,297	76,426
Distributions in excess of investment in unconsolidated affiliate	59,576	59,287
Long-term debt	573,734	554,790
Deferred income taxes	62,629	71,333

Total liabilities	1,336,383	1,351,499
Shareholders’ equity — controlling interest	872,502	850,812
Noncontrolling interest	98,506	94,070

Total equity	971,008	944,882

Total liabilities and equity	$2,307,391	$2,296,381

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Net sales	$871,012	$769,900	$1,733,426	$1,462,191
Cost of goods sold	745,789	641,668	1,478,696	1,222,995

Gross margin	125,223	128,232	254,730	239,196
Selling, general and administrative expense	77,308	78,395	152,563	149,935
Impairment of long-lived assets	14,235	30,734	16,185	35,375
Restructuring and other expense (income)	405	(1,182)	398	(5,179)
Joint venture transactions	83	786	190	928

Operating income	33,192	19,499	85,394	58,137
Other income (expense):
Miscellaneous income	1,220	2,472	1,543	13,409
Interest expense	(9,676)	(6,258)	(19,192)	(12,498)
Equity in net income of unconsolidated affiliates	22,319	21,086	50,243	48,037

Earnings before income taxes	47,055	36,799	117,988	107,085
Income tax expense	15,600	8,459	37,713	22,392

Net earnings	31,455	28,340	80,275	84,693
Net earnings attributable to noncontrolling interest	1,993	5,363	6,645	7,159

Net earnings attributable to controlling interest	$29,462	$22,977	$73,630	$77,534

Basic
Average common shares outstanding	67,105	69,304	67,337	69,454

Earnings per share attributable to controlling interest	$0.44	$0.33	$1.09	$1.12

Diluted
Average common shares outstanding	69,181	71,826	69,780	72,089

Earnings per share attributable to controlling interest	$0.43	$0.32	$1.06	$1.08

Common shares outstanding at end of period	66,912	69,138	66,912	69,138

Cash dividends declared per share	$0.18	$0.15	$0.36	$0.30

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Net earnings	$31,455	$28,340	$80,275	$84,693
Other comprehensive income (loss):
Foreign currency translation	(7,270)	3,037	(16,862)	2,551
Cash flow hedges, net of tax	(1,881)	353	(920)	3,704

Other comprehensive income (loss)	(9,151)	3,390	(17,782)	6,255

Comprehensive income	22,304	31,730	62,493	90,948
Comprehensive income attributable to noncontrolling interest	1,559	5,679	5,031	6,458

Comprehensive income attributable to controlling interest	$20,745	$26,051	$57,462	$84,490

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Operating activities
Net earnings	$31,455	$28,340	$80,275	$84,693
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,200	20,095	41,567	39,555
Impairment of long-lived assets	14,235	30,734	16,185	35,375
Provision for deferred income taxes	(5,492)	(13,110)	(6,027)	(21,534)
Bad debt expense (income)	143	185	(60)	(296)
Equity in net income of unconsolidated affiliates, net of distributions	(813)	(3,506)	(7,803)	(9,421)
Net loss (gain) on sale of assets and insurance	2,370	(7,188)	(460)	(11,850)
Stock-based compensation	4,498	4,722	8,853	8,502
Excess tax benefits - stock-based compensation	(621)	(1,534)	(5,753)	(5,832)
Gain on previously held interest in TWB	-	-	-	(11,000)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(6,916)	7,574	5,836	15,229
Inventories	16,087	(21,838)	(35,130)	(21,323)
Prepaid expenses and other current assets	(5,232)	4,072	(8,104)	1,707
Other assets	3,095	139	3,216	575
Accounts payable and accrued expenses	(72,095)	(23,922)	(30,205)	16,700
Other liabilities	(505)	4,556	(6,496)	2,703

Net cash provided by operating activities	1,409	29,319	55,894	123,783

Investing activities
Investment in property, plant and equipment	(23,273)	(17,060)	(47,146)	(30,414)
Investment in notes receivable	(2,300)	-	(7,300)	-
Acquisitions, net of cash acquired	(14,543)	276	(51,093)	53,233
Distributions from (investments in) unconsolidated affiliates	129	3,668	(3,671)	9,223
Proceeds from sale of assets and insurance	921	16,086	1,186	23,733

Net cash provided (used) by investing activities	(39,066)	2,970	(108,024)	55,775

Financing activities
Net proceeds from (repayments of) short-term borrowings	(196)	(18,736)	359	(70,277)
Proceeds from long-term debt	20,480	-	20,480	-
Principal payments on long-term debt	(511)	(285)	(813)	(569)
Proceeds from (payments for) issuance of common shares	566	4,286	(454)	6,487
Excess tax benefits - stock-based compensation	621	1,534	5,753	5,832
Payments to noncontrolling interest	-	(875)	(2,867)	(2,638)
Repurchase of common shares	(21,549)	(19,800)	(41,620)	(50,316)
Dividends paid	(12,138)	(10,407)	(22,250)	(10,407)

Net cash used by financing activities	(12,727)	(44,283)	(41,412)	(121,888)

Increase (decrease) in cash and cash equivalents	(50,384)	(11,994)	(93,542)	57,670
Cash and cash equivalents at beginning of period	146,921	121,049	190,079	51,385

Cash and cash equivalents at end of period	$96,537	$109,055	$96,537	$109,055

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

dHybrid Systems, LLC (“dHybrid”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Nitin Cylinders Limited (“Worthington Nitin Cylinders”) in which we own controlling interests of 79.59%, 52%, 55%, 75%, 75%, and 60%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the results of operations of these interim periods, have been included. Operating results for the three and six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015 (“fiscal 2015”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (“fiscal 2014”) of Worthington Industries, Inc. (the “2014 Form 10-K”).

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

We received distributions from unconsolidated affiliates totaling $42,569,000 during the six months ended November 30, 2014. We have received cumulative distributions from WAVE in excess of our investment balance totaling $59,576,000 at November 30, 2014. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. During the six months ended November 30, 2014, we received excess distributions from ClarkDietrich of $129,000.

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	November 30, 2014	May 31, 2014
Cash	$53,333	$52,997
Receivable from member (1)	8,635	12,717
Other current assets	470,266	454,417
Noncurrent assets	290,261	294,001

Total assets	$822,495	$814,132

Current liabilities	$156,959	$128,595
Short-term borrowings	16,178	40,992
Current maturities of long-term debt	4,460	4,510
Long-term debt	266,107	268,350
Other noncurrent liabilities	18,664	20,217
Equity	360,127	351,468

Total liabilities and equity	$822,495	$814,132

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2014	2013	2014	2013
Net sales	$388,712	$357,236	$781,262	$780,717
Gross margin	76,193	76,068	164,945	165,882
Operating income	49,864	51,532	113,343	116,072
Depreciation and amortization	8,983	9,104	18,105	19,441
Interest expense	2,173	2,233	4,335	4,456
Income tax expense	2,799	2,862	5,552	5,892
Net earnings	44,490	46,149	103,930	105,783

(1)	Represents cash owed from a joint venture member as a result of centralized cash management.

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

NOTE C – Impairment of Long-Lived Assets

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $3,221,000 during the three months ended November 30, 2014.

During the second quarter of fiscal 2015, management committed to a plan to sell certain non-core Engineered Cabs assets. As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheet as of November 30, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2,389,000 during the three months ended November 30, 2014.

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s military construction business. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $1,179,000 during the three months ended November 30, 2014, which represents the remaining book value of the asset group.

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders. As all of the criteria for classification as assets held for sale were met, the net assets of the business were presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale of Worthington Nitin Cylinders during the second quarter of fiscal 2015, the Company reassessed the fair value of the business and determined that the remaining book value should be written off resulting in an impairment charge of $6,346,000 during the three months ended November 30, 2014.

During the fourth quarter of fiscal 2014, management committed to a plan to sell certain non-core Steel Processing assets. As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheets as of November 30, 2014 and May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale, the Company reassessed the fair value of the business resulting in additional impairment charges totaling $3,050,000 during the six months ended November 30, 2014.

NOTE D – Restructuring and Other Expense

In fiscal 2008, we initiated a Transformation Plan (the “Transformation Plan”) with the overall goal to improve our sustainable earnings potential, asset utilization and operational performance. The Transformation Plan focuses on cost reduction, margin expansion and organizational capability improvements and, in the process, seeks to drive excellence in three core competencies: sales; operations; and supply chain management. The Transformation Plan is comprehensive in scope and includes aggressive diagnostic and implementation phases. When this process began, we retained a consulting firm to assist in the development and implementation of the Transformation Plan. As the Transformation Plan progressed, we formed internal teams dedicated to this effort, and they ultimately assumed full responsibility for executing the Transformation Plan. Although the consulting firm was again engaged as we rolled out the Transformation Plan in our Pressure Cylinders operating segment, most of the work is now being done by our internal teams. These internal teams are now an integral part of our business. The Transformation teams will continue to monitor performance metrics and new processes instituted across our transformed operations and drive continuous improvements in all areas of our operations. The expenses related to these teams have been included in selling, general and administrative (“SG&A”) expense since the beginning of fiscal 2013.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for the six months ended November 30, 2014 is summarized as follows:

(in thousands)	Beginning Balance	Expense (Income)	Payments	Adjustments	Ending Balance
Early retirement and severance	$6,495	$(30)	$(3,852)	$30	$2,643
Facility exit and other costs	534	618	(932)	210	430

	$7,029	588	$(4,784)	$240	$3,073

Less: joint venture transactions		(190)

Restructuring and other expense		$398

Approximately $2,753,000 of the total liability as of November 30, 2014 is expected to be paid in the next twelve months. The remaining liability, which consists of lease termination costs and certain severance benefits, will be paid through September 2016.

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

Insurance Recoveries

On August 19, 2013, a fire occurred at our Pressure Cylinders facility in Kienberg, Austria, in the building that houses the massing process in the production of acetylene cylinders. The other portions of the Austrian facility were not damaged; however, the massing process building sustained extensive damage and was rendered inoperable. Additionally, we have incurred incremental business interruption costs. The Company has business interruption and property damage insurance and, as a result, the fire did not have a material adverse impact on the Company’s consolidated financial results.

During the second quarter of fiscal 2015, the Company received proceeds of $1,089,000, representing advance payments for the replacement value of damaged equipment. These proceeds were in excess of the $243,000 remaining book value of the assets, resulting in a gain of $846,000 within miscellaneous income in our consolidated statement of earnings for the six months ended November 30, 2014.

Total proceeds received related to insurance claims since the date of loss have been as follows:

(in thousands)
Property and equipment	$6,780
Business interruption	3,940
Other expenses	1,001

Total insurance proceeds	$11,721

The proceeds for business interruption relate to the loss of profits since the date of the fire and have been recorded as a reduction of manufacturing expense, including $1,072,000 during the six months ended November 30, 2014. The proceeds for other expenses represent reimbursement for incremental expenses related to the fire and were recorded as an offset to manufacturing expense, including $256,000 during the six months ended November 30, 2014.

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2014, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $12,395,000 at November 30, 2014. We have also guaranteed the repayment of a $2,500,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and, therefore, no amounts have been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

On September 26, 2014, our consolidated joint venture in Turkey, Worthington Aritas, executed a $32,344,000 five-year term loan credit facility denominated in Euros. As of November 30, 2014, we had borrowed $19,745,000 against the facility, leaving $12,599,000 available for future borrowings. The facility bears interest at a variable rate based on EURIBOR. The applicable variable rate was 1.582% at November 30, 2014. On October 15, 2014, we entered into an interest rate swap to fix the interest rate on $19,406,000 of borrowings under this facility at 2.015% starting on December 26, 2014 thru September 26, 2019. Borrowings against the facility will be used for the construction of a new cryogenics manufacturing facility in Turkey.

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. There were no borrowings outstanding under the Credit Facility at November 30, 2014. However, we provided $13,998,000 in stand-by letters of credit for third-party beneficiaries as of November 30, 2014. While not drawn against, certain of these letters of credit totaling $11,732,000 are issued against availability under the Credit Facility, leaving $413,268,000 available at November 30, 2014.

Borrowings under the Credit Facility have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility has been available throughout fiscal 2015 to date, and was available throughout fiscal 2014. The AR Facility expires in January 2015; however, we are currently in the process of renewing this agreement and expect to renew this facility prior to its expiration. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of November 30, 2014, the pool of eligible accounts receivable exceeded the $100,000,000 limit; however, no ownership interests in this pool had been sold.

Short-term borrowings at November 30, 2014 consisted of $4,095,000 outstanding under a credit facility maintained by our consolidated affiliate, Worthington Aritas, that matures in March 2015 and bears interest at a fixed rate of 5.60%, and $6,674,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, Worthington Nitin Cylinders, that matured in November 2014 and bears interest at a variable rate. The applicable variable rate was 8.54% at November 30, 2014. The borrowings outstanding under the Nitin credit facility are currently in default. However, the lender has not called the note.

NOTE H – Comprehensive Income

The following table summarizes the tax effects on each component of other comprehensive income (loss) for the three months ended November 30, 2014 and 2013:

	2014			2013
(in thousands)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$(7,270)	$-	$(7,270)	$3,037	-	$3,037
Cash flow hedges	(2,973)	1,092	(1,881)	661	(308)	353

Other comprehensive income (loss)	$(10,243)	$1,092	$(9,151)	$3,698	$(308)	$3,390

The following table summarizes the tax effects on each component of other comprehensive income (loss) for the six months ended November 30, 2014 and 2013:

	2014			2013
(in thousands)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation	$(16,862)	$-	$(16,862)	$2,551	$-	$2,551
Cash flow hedges	(1,430)	510	(920)	5,481	(1,777)	3,704

Other comprehensive income (loss)	$(18,292)	$510	$(17,782)	$8,032	$(1,777)	$6,255

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the six months ended November 30, 2014:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2014	$262,610	$(3,581)	$591,783	$850,812	$94,070	$944,882
Net earnings	-	-	73,630	73,630	6,645	80,275
Other comprehensive loss	-	(16,168)	-	(16,168)	(1,614)	(17,782)
Common shares issued, net of withholding tax	(454)	-	-	(454)	-	(454)
Common shares in NQ plans	14,227	-	-	14,227	-	14,227
Stock-based compensation	16,628	-	-	16,628	-	16,628
Purchases and retirement of common shares	(4,350)	-	(37,270)	(41,620)	-	(41,620)
Cash dividends declared	-	-	(24,553)	(24,553)	-	(24,553)
Acquisition of dHybrid Systems, LLC	-	-	-	-	4,082	4,082
Dividend to noncontrolling interest	-	-	-	-	(4,677)	(4,677)

Balance at November 30, 2014	$288,661	$(19,749)	$603,590	$872,502	$98,506	$971,008

The components of the changes in other comprehensive income (loss) were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2014	$11,015	$(11,265)	$(3,331)	$(3,581)
Other comprehensive loss before reclassifications	(15,237)	-	(4,878)	(20,115)
Reclassification adjustments to income (a)	-	-	3,437	3,437
Income taxes	-	-	510	510

Balance as of November 30, 2014	$(4,222)	$(11,265)	$(4,262)	$(19,749)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2014, we granted non-qualified stock options covering a total of 96,200 common shares under our stock-based compensation plans. The option price of $43.04 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $17.96 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,538,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	1.88%
Expected volatility	50.92%
Risk-free interest rate	1.88%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2014, we granted an aggregate of 231,515 service-based restricted common shares under our stock-based compensation plans. The fair values of these restricted common shares were equal to the weighted average closing market prices of the underlying common shares on the respective dates of grant, or $40.40 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $8,415,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Market-Based Restricted Common Shares

During the six months ended November 30, 2014, we granted an aggregate of 50,000 restricted common shares to two key employees under one of our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $60.00 per share and remaining at or above that price for 30 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $32.06 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	1.60%
Expected volatility	44.00%
Risk-free interest rate	1.70%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $1,603,000 and will be recognized on a straight-line basis over the five-year service vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees that are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2015, 2016 and 2017. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair value of our performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the six months ended November 30, 2014, we granted performance share awards covering an aggregate of 62,000 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,648,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the six months ended November 30, 2014 and November 30, 2013 reflected estimated annual effective income tax rates of 33.5% and 27.8%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is a result of our Spartan, TWB, Worthington Aritas, WEI, dHybrid, and Worthington Nitin Cylinders consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan, WEI, dHybrid and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan, WEI, dHybrid, and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. All of the tax expense of Worthington Aritas and Worthington Nitin Cylinders, both foreign corporations, is reported in our consolidated tax expense. Since the consolidation of TWB on July 31, 2013, all of the tax expense of TWB’s wholly-owned foreign corporations has been reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2015 could be materially different from the forecasted rate as of November 30, 2014.

NOTE L – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the three and six months ended November 30, 2014 and 2013:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$29,462	$22,977	$73,630	$77,534
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	67,105	69,304	67,337	69,454
Effect of dilutive securities	2,076	2,522	2,443	2,635

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	69,181	71,826	69,780	72,089

Basic earnings per share attributable to controlling interest	$0.44	$0.33	$1.09	$1.12
Diluted earnings per share attributable to controlling interest	$0.43	$0.32	$1.06	$1.08

Stock options covering 147,859 and 396 common shares for the three months ended November 30, 2014 and 2013, respectively, and 113,744 and 197 common shares for the six months ended November 30, 2014 and 2013, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive, as the exercise price of the stock options was greater than the average market price of the common shares during the respective periods.

NOTE M – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2014	2013	2014	2013
Net sales
Steel Processing	$552,756	$492,134	$1,105,087	$894,575
Pressure Cylinders	252,744	214,022	501,703	430,922
Engineered Cabs	51,540	47,868	101,094	96,329
Other	13,972	15,876	25,542	40,365

Consolidated net sales	$871,012	$769,900	$1,733,426	$1,462,191

Operating income (loss)
Steel Processing	$33,877	$34,786	$69,746	$57,449
Pressure Cylinders	9,580	8,275	29,186	27,729
Engineered Cabs	(5,609)	(20,892)	(7,754)	(21,196)
Other	(4,656)	(2,670)	(5,784)	(5,845)

Consolidated operating income	$33,192	$19,499	$85,394	$58,137

Restructuring and other expense (income)
Steel Processing	$-	$-	$(30)	$(4,762)
Pressure Cylinders	405	(1,849)	428	(1,447)
Engineered Cabs	-	-	-	-
Other	-	667	-	1,030

Consolidated restructuring and other expense (income)	$405	$(1,182)	$398	$(5,179)

Impairment of long-lived assets
Steel Processing	$1,100	$-	$3,050	$4,641
Pressure Cylinders	9,567	11,634	9,567	11,634
Engineered Cabs	2,389	19,100	2,389	19,100
Other	1,179	-	1,179	-

Consolidated impairment of long-lived assets	$14,235	$30,734	$16,185	$35,375

Joint venture transactions
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	-
Engineered Cabs	-	-	-	-
Other	83	786	190	928

Consolidated joint venture transactions	$83	$786	$190	$928

(in thousands)	November 30, 2014	May 31, 2014
Total assets
Steel Processing	$875,269	$850,748
Pressure Cylinders	870,789	818,720
Engineered Cabs	178,761	181,251
Other	382,572	445,662

Consolidated total assets	$2,307,391	$2,296,381

NOTE N – Acquisitions

dHybrid Systems, LLC

On October 20, 2014, we acquired a 79.59% ownership interest in dHybrid, a leader in compressed natural gas (“CNG”) systems for large trucks. The remaining 20.41% was retained by a founding member. The total purchase price was $15,918,000, which includes contingent consideration with an estimated fair value of $3,979,000. The acquired business became part of our Pressure Cylinders operating segment upon closing.

The contingent consideration arrangement requires the Company to pay $3,979,000 of additional consideration when cumulative net sales beginning January 1, 2013 reach $20,000,000 plus 50% of gross margin above certain thresholds in each of the five twelve-month periods following the closing date. We determined the acquisition-date fair value of the contingent consideration obligation using a probability weighted cash flow approach based on management’s projections of future sales and gross margin. Refer to “Note P – Fair Value Measurements” for additional information regarding the fair value measurement of the contingent consideration obligation.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of the net assets of dHybrid, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Technological know-how	$3,100	10
Customer relationships	600	7
Backlog	88	Less than 1

Total acquired identifiable intangible assets	$3,788

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

The following table summarizes the consideration transferred for our 79.59% interest in dHybrid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Consideration Transferred:
Cash consideration	$11,939
Fair value of contingent consideration	3,979

Total consideration	$15,918

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	$795
Accounts receivable	1,459
Inventories	3,300
Prepaid expenses and other current assets	38
Intangible assets	3,788
Property, plant and equipment	396

Total identifiable assets	9,776
Accounts payable	(1,163)
Accrued liabilities	(160)
Long-term debt	(5,000)

Net identifiable assets	3,453
Goodwill	16,547

Net assets	20,000
Noncontrolling interest	(4,082)

Total consideration	$15,918

Operating results of the acquired business have been included in our consolidated statements of earnings for the three and six months ended November 30, 2014 from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

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

The following table summarizes the consideration transferred for the net assets of MEF and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$3,329
Inventories	3,550
Intangible assets	13,600
Property, plant and equipment	166

Total identifiable assets	20,645
Accounts payable	(555)
Other accrued items	(92)
Deferred revenue	(4,808)

Net assets	15,190
Goodwill	23,202

Purchase price	38,392
Less: estimated excess working capital	3,160

Cash paid at closing	$35,232

During the second quarter of fiscal 2015, the Company paid $3,399,000 to settle the final working capital. The Company incurred $273,000 of acquisition-related costs that were expensed within SG&A expense during the six months ended November 30, 2014. Operating results of the acquired business have been included in our consolidated statements of earnings for the three and six months ended November 30, 2014 from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

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

The following table summarizes the consideration transferred for the net assets of JRE and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash	$253
Accounts receivable	509
Inventories	2,793
Prepaid expense and other current assets	40
Property, plant and equipment	250

Total identifiable assets	3,845
Accounts payable	(514)
Other accrued items	(2,160)

Net identifiable assets	1,171
Goodwill	400

Total cash consideration	$1,571

Operating results of the acquired business have been included in our consolidated statements of earnings for the three and six months ended November 30, 2014 from the acquisition date, forward. Pro forma results, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

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

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at November 30, 2014:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$2,102
	Other assets	-	Other liabilities	183

		-		2,285

Foreign exchange contracts	Receivables	106	Accounts payable	-
Commodity contracts	Receivables	-	Accounts payable	3,444

Totals		$106		$5,729

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$231	Accounts payable	$595

Totals		$231		$595

Total Derivative Instruments		$337		$6,324

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $324,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at November 30, 2014:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$57,368	December 2014 - July 2016
Interest rate contracts	120,000	December 2014 - September 2019
Foreign currency contracts	11,168	December 2014 - June 2015

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended November 30, 2014 and 2013:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended November 30, 2014:
Interest rate contracts	$-	Interest expense	$(1,137)	Interest expense	$-
Commodity contracts	(4,362)	Cost of goods sold	(356)	Cost of goods sold	-
Foreign currency contracts	(103)	Miscellaneous income	-	Miscellaneous income	-

Totals	$(4,465)		$(1,493)		$-

For the three months ended November 30, 2013:
Interest rate contracts	$(181)	Interest expense	$(1,057)	Interest expense	$-
Commodity contracts	(1,047)	Cost of goods sold	(812)	Cost of goods sold	-

Totals	$(1,228)		$(1,869)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the six months ended November 30, 2014 and 2013:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the six months ended November 30, 2014:
Interest rate contracts	$-	Interest expense	$(2,285)	Interest expense	$-
Commodity contracts	(4,775)	Cost of goods sold	(1,152)	Cost of goods sold	-
Foreign currency contracts	(103)	Miscellaneous income	-	Miscellaneous income	-

Totals	$(4,878)		$(3,437)		$-

For the six months ended November 30, 2013:
Interest rate contracts	$(384)	Interest expense	$(2,120)	Interest expense	$-
Commodity contracts	2,617	Cost of goods sold	(1,128)	Cost of goods sold	-

Totals	$2,233		$(3,248)		$-

The estimated net amount of the losses recognized in accumulated OCI at November 30, 2014 expected to be reclassified into net earnings within the succeeding twelve months is $2,118,000 (net of tax of $1,251,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2014, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2015 and 2016.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2014:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$57,607	December 2014 - June 2016

The following table summarizes the loss recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended November 30, 2014 and 2013:

	Location of Loss	Loss Recognized in Earnings for the Three Months Ended November 30,
(in thousands)	Recognized in Earnings	2014	2013
Commodity contracts	Cost of goods sold	$(2,360)	$(394)
Foreign currency contracts	Miscellaneous income (expense)	(218)	-

Total		$(2,578)	$(394)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the six months ended November 30, 2014 and 2013:

	Location of Gain (Loss)	Gain (Loss) Recognized in Earnings for the Six Months Ended November 30,
(in thousands)	Recognized in Earnings	2014	2013
Commodity contracts	Cost of goods sold	$(2,417)	$282
Foreign currency contracts	Miscellaneous income (expense)	43	(5)

Total		$(2,374)	$277

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At November 30, 2014, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$337	$-	$337

Total assets	$-	$337	$-	$337

Liabilities
Derivative contracts (1)	$-	$6,324	$-	$6,324
Contingent consideration obligation (2)	-	-	3,979	3,979

Total liabilities	$-	$6,324	$3,979	$10,303

At May 31, 2014, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$1,284	$-	$1,284

Total assets	$-	$1,284	$-	$1,284

Liabilities
Derivative contracts (1)	$-	$4,475	$-	$4,475
Contingent consideration obligation (2)	-	-	404	404

Total liabilities	$-	$4,475	$404	$4,879

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

(2)

The fair value of the Company’s contingent consideration obligations is determined using a probability weighted cash flow approach based on management’s projections of future cash flows of the acquired businesses. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements.

Non-Recurring Fair Value Measurements

At November 30, 2014, our financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$21,821	$-	$21,821
Long-lived assets held and used (2)	-	3,750	-	3,750

Total assets	$-	$25,571	$-	$25,571

(1)

During the fourth quarter of fiscal 2014, management committed to a plan to sell certain non-core Steel Processing assets. As all of the criteria for classification as assets held for sale were met, the net assets of this business, which consist of net working capital and property, plant and equipment, have been presented separately as assets held for sale in our consolidated balance sheets as of November 30, 2014 and May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale during fiscal 2015, the Company reassessed the fair value of this business and determined that additional impairment charges of $3,050,000 were required for the six months ended November 30, 2014. Fair value of $19,402,000 was determined based on market prices for similar assets.

During the second quarter of fiscal 2015, management committed to a plan to sell certain non-core Engineered Cabs assets. As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheets as of November 30, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2,389,000 during the three months ended November 30, 2014. Fair value of $2,419,000 was determined based on market prices for similar assets.

(2)

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value of $3,750,000, resulting in an impairment charge of $3,221,000 during the three months ended November 30, 2014.

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s military construction business. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $1,179,000 during the three months ended November 30, 2014, which represents the remaining book value of the asset group.

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders. As all of the criteria for classification as assets held for sale were met, the net assets of the business were presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale of Worthington Nitin Cylinders during the second quarter of fiscal 2015, the Company reassessed the fair value of the business and determined that the remaining book value should be written off resulting in an impairment charge of $6,346,000.

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

During the fourth quarter of fiscal 2014, management committed to plans to sell certain non-core Steel Processing assets. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $19,115,000, was lower than its net book value, an impairment charge of $7,141,000 was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $711,589,000 and $674,488,000 at November 30, 2014 and May 31, 2014, respectively. The carrying amount of long-term debt, including current maturities, was $674,874,000 and $655,963,000 at November 30, 2014 and May 31, 2014, respectively.

NOTE Q – Subsequent Events

At November 30, 2014, we had $100,000,000 aggregate amount of unsecured floating rate senior notes outstanding due on December 17, 2014. We repaid these notes during December 2014 using a combination of cash on hand and borrowings available under our revolving credit facilities.

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

We are primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. As of November 30, 2014, excluding our joint ventures, we operated 34 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include the Construction Services and Worthington Energy Innovations operating segments.

We also held equity positions in 13 active joint ventures, which operated 48 manufacturing facilities worldwide, as of November 30, 2014. Six of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining seven of these joint ventures are accounted for using the equity method.

Overview

The Company delivered strong sales growth during the second quarter of fiscal 2015, as compared to the same quarter of fiscal 2014, however, higher than expected manufacturing costs in a few isolated plants combined with the unfavorable impact of inventory holding losses in Steel Processing in the current quarter, compared to inventory holding gains in the prior year quarter limited earnings growth. Demand was generally good in most of our key end markets with the exception of agriculture, but excessive costs related to bringing new capacity online in the oil and gas equipment business in Pressure Cylinders and the ramp up of new products at our Florence, South Carolina plant in Engineered Cabs negatively impacted earnings during the quarter.

Equity in net income of unconsolidated affiliates (“equity income”) for the quarter was up $1.2 million, or 6%, over the prior year period. The overall increase was driven by WAVE and ArtiFlex where our equity portion of income increased by $2.2 million and $1.3 million, respectively. However, equity income from ClarkDietrich decreased $1.9 million on lower margins. We received $21.6 million in cash distributions from our unconsolidated affiliates during the quarter.

The Company continues its strategy of optimizing existing operations through the Transformation Plan, pursuing growth opportunities that add to our current businesses, and developing new products through innovation. Our transformation efforts within Pressure Cylinders, which were initiated in the first quarter of fiscal 2012, continue to gain traction and increase in scope. We initiated the Transformation Plan in our Engineered Cabs operating segment during the first quarter of fiscal 2013, and these efforts are progressing through each facility.

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

•

On October 20, 2014, we acquired a 79.59% ownership interest in dHybrid Systems, LLC (“dHybrid”), a leader in compressed natural gas (“CNG”) systems for large trucks. The remaining 20.41% was retained by a founding member. The total purchase price was $15.9 million, which includes contingent consideration with an estimated fair value of $4.0 million. The acquired business became part of our Pressure Cylinders operating segment upon closing.

•

On November 13, 2014, the Company’s consolidated tailor welded blanking joint venture, TWB, opened a new facility in Cambridge, Ontario. The facility will initially operate one laser welding line with the capacity to produce 2 million tailor welded blanks per year.

•

On December 17, 2014, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.18 per share payable on March 27, 2015 to shareholders of record on March 13, 2015.

•	During the quarter, the Company repurchased a total of 600,000 common shares for $21.5 million at an average price of $35.91.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the second quarter of fiscal 2015 and the second quarter of fiscal 2014 is illustrated in the following chart:

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

Approximately 10% of the net sales of our Steel Processing operating segment, 60% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 30% and 40% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil and gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2014	2013	Inc / (Dec)	2014	2013	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.4%	1.8%	0.6%	2.6%	1.7%	0.9%
Hot-Rolled Steel ($ per ton) [2]	$651	$651	$0	$662	$639	$23
Detroit Three Auto Build (000’s vehicles) [3]	2,316	2,455	(139)	4,561	4,555	6
No. America Auto Build (000’s vehicles) [3]	4,438	4,350	88	8,618	8,213	405
Zinc ($ per pound) [4]	$1.04	$0.85	$0.19	$1.01	$0.85	$0.16
Natural Gas ($ per mcf) [5]	$3.98	$3.63	$0.35	$4.30	$3.63	$0.67
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.71	$3.89	($0.18)	$3.80	$3.88	($0.09)

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

The following table provides the average quarterly market price per ton of hot-rolled steel during fiscal 2015 (first and second quarters), fiscal 2014 and fiscal 2013:

(Dollars per ton 1)
	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
1st Quarter	$673	$627	$616	$46	7.3%	$11	1.8%
2nd Quarter	$651	$651	$622	$0	0.0%	$29	4.7%
3rd Quarter	N/A	$669	$629	N/A	N/A	$40	6.4%
4th Quarter	N/A	$655	$595	N/A	N/A	$60	10.1%
Annual Avg.	N/A	$651	$616	N/A	N/A	$35	5.7%

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the second quarter of fiscal 2015. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the second quarter of fiscal 2015, vehicle production for the Detroit Three automakers was down 6% from the comparable period in the prior year. However, North American vehicle production as a whole during the second quarter of fiscal 2015 increased 2% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter – Fiscal 2015 Compared to Fiscal 2014

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$871.0	100.0%	$769.9	100.0%	$101.1
Cost of goods sold	745.8	85.6%	641.7	83.3%	104.1

Gross margin	125.2	14.4%	128.2	16.7%	(3.0)
Selling, general and administrative expense	77.3	8.9%	78.4	10.2%	(1.1)
Impairment of long-lived assets	14.2	1.6%	30.7	4.0%	(16.5)
Restructuring and other expense (income)	0.4	0.0%	(1.2)	-0.2%	1.6
Joint venture transactions	0.1	0.0%	0.8	0.1%	(0.7)

Operating income	33.2	3.8%	19.5	2.5%	13.7
Miscellaneous income	1.2	0.1%	2.5	0.3%	(1.3)
Interest expense	(9.7)	-1.1%	(6.3)	-0.8%	3.4
Equity in net income of unconsolidated affiliates	22.3	2.6%	21.1	2.7%	1.2
Income tax expense	(15.6)	-1.8%	(8.5)	-1.1%	7.1

Net earnings	31.4	3.6%	28.3	3.7%	3.1
Net earnings attributable to noncontrolling interest	1.9	0.2%	5.3	0.7%	3.4

Net earnings attributable to controlling interest	$29.5	3.4%	$23.0	3.0%	$6.5

Net earnings attributable to controlling interest for the three months ended November 30, 2014 increased $6.5 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $101.1 million over the comparable period in the prior year. Higher overall volume favorably impacted net sales by $76.6 million driven by higher volume in Steel Processing and the impact of recent acquisitions in Pressure Cylinders.

•

Gross margin decreased $3.0 million from the comparable period in the prior year to $125.2 million. Higher manufacturing expenses combined with the unfavorable impact of inventory holding losses in Steel Processing in the current quarter, compared to inventory holding gains in the prior year quarter, more than offset the impact of higher volume.

•	SG&A expense decreased $1.1 million from the comparable period in the prior year driven by lower profit sharing and bonus expense.

•

Impairment charges of $14.2 million include $6.3 million related to the Company’s 60%-owned consolidated joint venture in India, $3.2 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, $2.4 million related to certain non-core Engineered Cabs assets, $1.2 million related to the military construction business and $1.1 million related to certain non-core Steel Processing assets. Impairment charges in the comparable period in the prior year consisted of $30.7 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Interest expense of $9.7 million was $3.4 million higher than the comparable period in the prior year. The increase was due to the impact of higher average debt levels resulting from the issuance of $250.0 million of notes in April 2014.

•

Equity income increased $1.2 million over the prior year quarter to $22.3 million on net sales of $388.7 million. The overall increase was driven by WAVE and ArtiFlex where our equity portion of income increased by $2.2 million and $1.3 million, respectively. However, equity income from ClarkDietrich decreased $1.9 million on lower volumes. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $7.1 million from the comparable period in the prior year due to higher earnings, primarily resulting from the impact of trade name impairment charges recorded in the prior year quarter. The current quarter expense of $15.6 million was calculated using an estimated annual effective income tax rate of 33.5% versus 27.8% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$552.8	100.0%	$492.1	100.0%	$60.7
Cost of goods sold	487.6	88.2%	422.7	85.9%	64.9

Gross margin	65.2	11.8%	69.4	14.1%	(4.2)
Selling, general and administrative expense	30.2	5.5%	34.6	7.0%	(4.4)
Impairment of long-lived assets	1.1	0.2%	-	0.0%	1.1

Operating income	$33.9	6.1%	$34.8	7.1%	$(0.9)

Material cost	$400.7		$349.8		$50.9
Tons shipped (in thousands)	899		817		82

Net sales and operating highlights were as follows:

•

Net sales increased $60.7 million over the comparable period in the prior year to $552.8 million due to the combined impact of higher volume and higher average selling prices. Overall volume was up 10% and the mix of direct versus toll tons was 60% to 40% versus a mix of 62% to 38% in the comparable period in the prior year.

•

Operating income decreased slightly from the prior year quarter to $33.9 million due to higher manufacturing expenses and the unfavorable impact of inventory holding losses in the current quarter compared to inventory holding gains in the prior year quarter. The change between the inventory holding gains and losses more than offset the impact of higher volume. Operating income in the current period included an impairment charge of $1.1 million related to certain non-core Steel Processing assets. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$252.7	100.0%	$214.0	100.0%	$38.7
Cost of goods sold	197.2	78.0%	163.3	76.3%	33.9

Gross margin	55.5	22.0%	50.7	23.7%	4.8
Selling, general and administrative expense	35.9	14.2%	32.6	15.2%	3.3
Impairment of long-lived assets	9.6	3.8%	11.6	5.4%	(2.0)
Restructuring and other expense (income)	0.4	0.1%	(1.8)	-0.9%	2.2

Operating income	$9.6	3.8%	$8.3	3.9%	$1.3

Material cost	$115.8		$95.2		$20.6

Net sales by principal class of products:
Consumer Products	$63.2		$55.1		$8.1
Industrial Products	98.9		105.7		(6.8)
Alternative Fuels	17.4		16.9		0.5
Oil and Gas Equipment	66.9		36.3		30.6
Cryogenics	6.3		-		6.3

Total Pressure Cylinders	$252.7		$214.0		$38.7

Units shipped by principal class of products:
Consumer Products	13,397,701		11,175,806		2,221,895
Industrial Products	5,601,385		6,026,615		(425,230)
Alternative Fuels	87,785		86,701		1,084
Oil and Gas Equipment	3,010		1,859		1,151
Cryogenics	162		-		162

Total Pressure Cylinders	19,090,043		17,290,981		1,799,062

Net sales by principal class of product presented in the table above differ from the amounts reported in our earnings release dated December 17, 2014 as miscellaneous sales such as rebates, discounts and freight income have been reclassified from industrial products to various other classes of products. As a result, net sales for industrial products have decreased by $5.0 million from what was included in the earnings release and net sales for oil and gas equipment, consumer products and alternative fuels have increased by $3.7 million, $1.0 million and $0.3 million, respectively. Total net sales have not changed.

Net sales and operating highlights were as follows:

•	Net sales increased $38.7 million over the comparable period in the prior year to $252.7 million on higher volume driven by the impact of recent acquisitions.

•

Operating income increased $1.3 million over the prior year quarter to $9.6 million as contributions from recent acquisitions were largely offset by higher manufacturing and SG&A expense driven by higher than expected costs associated with bringing new capacity online in the oil and gas equipment business. Impairment charges in the current quarter consisted of $6.3 million related to the Company’s 60%-owned consolidated joint venture in India and $3.2 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi. Impairment charges in the comparable period in the prior year consisted of $11.6 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$51.5	100.0%	$47.9	100.0%	$3.6
Cost of goods sold	47.6	92.4%	41.6	86.8%	6.0

Gross margin	3.9	7.6%	6.3	13.2%	(2.4)
Selling, general and administrative expense	7.1	13.8%	8.1	16.9%	(1.0)
Impairment of long-lived assets	2.4	4.7%	19.1	39.9%	(16.7)

Operating loss	$(5.6)	-10.9%	$(20.9)	-43.6%	$15.3

Material cost	$23.7		$21.5		$2.2

Net sales and operating highlights were as follows:

•	Net sales increased $3.6 million over the comparable period in the prior year on higher volumes.

•

Operating loss in the current quarter decreased $15.3 million to $5.6 million due to lower impairment charges, which were down $16.7 million from the prior year quarter. Excluding the impact of the impairment charges, operating income was down $1.4 million largely due to startup costs related to new product launches in our Florence, South Carolina facility. Impairment charges in the current quarter consisted of $2.4 million related to certain non-core Engineered Cabs assets. Impairment charges in the comparable period in the prior year consisted of $19.1 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Other

The Other category includes the Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category, including costs associated with our non-captive insurance company, as is the activity related to the wind-down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$14.0	100.0%	$15.9	100.0%	$(1.9)
Cost of goods sold	13.4	95.7%	14.1	88.7%	(0.7)

Gross margin	0.6	4.3%	1.8	11.3%	(1.2)
Selling, general and administrative expense	4.0	28.6%	3.0	18.9%	1.0
Impairment of long-lived assets	1.2	8.6%	-	0.0%	1.2
Restructuring and other expense	-	0.0%	0.7	4.4%	(0.7)
Joint venture transactions	0.1	0.7%	0.8	5.0%	(0.7)

Operating loss	$(4.7)	-33.6%	$(2.7)	-17.0%	$(2.0)

Net sales and operating highlights were as follows:

•	Net sales decreased $1.9 million from the comparable period in the prior year, mostly due to reductions at Worthington Energy Innovations.

•

Operating loss increased $2.0 million to $4.7 million. The increase was driven by losses within Construction Services, which included a $1.2 million impairment charge related to the military construction business.

Six Months Year-to-Date – Fiscal 2015 Compared to Fiscal 2014

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$1,733.4	100.0%	$1,462.2	100.0%	$271.2
Cost of goods sold	1,478.7	85.3%	1,223.0	83.6%	255.7

Gross margin	254.7	14.7%	239.2	16.4%	15.5
Selling, general and administrative expense	152.6	8.8%	149.9	10.3%	2.7
Impairment of long-lived assets	16.2	0.9%	35.4	-	(19.2)
Restructuring and other expense (income)	0.3	0.0%	(5.1)	-0.3%	5.4
Joint venture transactions	0.2	0.0%	0.9	0.1%	(0.7)

Operating income	85.4	4.9%	58.1	4.0%	27.3
Miscellaneous income	1.5	0.1%	13.4	0.9%	(11.9)
Interest expense	(19.2)	-1.1%	(12.5)	-0.9%	6.7
Equity in net income of unconsolidated affiliates	50.2	2.9%	48.0	3.3%	2.2
Income tax expense	(37.7)	-2.2%	(22.4)	-1.5%	15.3

Net earnings	80.2	4.6%	84.6	5.8%	(4.4)
Net earnings attributable to noncontrolling interest	(6.6)	-0.4%	(7.1)	-0.5%	(0.5)

Net earnings attributable to controlling interest	$73.6	4.2%	$77.5	5.3%	$(3.9)

Net earnings attributable to controlling interest for the six months ended November 30, 2014 decreased $3.9 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $271.2 million from the comparable period in the prior year. The increase was driven largely by higher volume in Steel Processing and the impact of recent acquisitions in Pressure Cylinders.

•

Gross margin increased $15.5 million from the comparable period in the prior year due to the increase in volumes. Higher manufacturing expenses combined with the unfavorable impact of lower inventory holding gains in Steel Processing partially offset the impact of higher volume.

•	SG&A expense increased $2.7 million from the comparable period in the prior year due primarily to the impact of acquisitions offset by lower profit sharing and bonus expense.

•

Impairment charges of $16.2 million consisted of $6.3 million related to the Company’s 60%-owned consolidated joint venture in India, $3.2 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, $3.1 million related to certain non-core Steel Processing assets, $2.4 million related to certain non-core Engineered Cabs assets, and $1.2 million related to the military construction business. Impairment charges in the comparable period in the prior year consisted of $30.7 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014 and $4.7 million related to certain non-core assets within Steel Processing. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Miscellaneous income decreased $11.9 million from the comparable period in the prior year due to an $11.0 million non-cash gain in the prior year period related to the acquisition of an additional 10% interest in the TWB joint venture.

•

Interest expense of $19.2 million was $6.7 million higher than the comparable period in the prior year. The increase was due to the impact of higher average debt levels resulting from the issuance of $250.0 million of notes in April 2014.

•

Equity income increased $2.2 million over the prior year period to $50.2 million on net sales of $781.3 million. The equity portion of income from WAVE, Serviacero and ArtiFlex exceeded the prior year period by $3.4 million, $1.9 million and $1.5 million, respectively. However, equity income from ClarkDietrich decreased $2.8 million on lower volumes. Additionally, TWB contributed equity income of $1.8 million in the prior year, prior to its consolidation in July of 2013. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $15.3 million from the comparable period in the prior year due to (i) higher earnings, primarily resulting from the impact of trade name impairment charges recorded in the prior year, and (ii) an approximately $7.2 million favorable tax impact associated with the acquisition of an additional 10% interest in TWB recorded in the prior year (the “TWB acquisition adjustment”). The TWB acquisition adjustment related primarily to the estimated U.S. deferred tax liability associated with the unremitted earnings of TWB’s wholly-owned foreign corporations. Tax expense of $37.7 million for the six months ended November 30, 2014 was calculated using an estimated annual effective rate of 33.5% versus 27.8% in the prior year comparable period. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$1,105.1	100.0%	$894.6	100.0%	$210.5
Cost of goods sold	970.2	87.8%	773.8	86.5%	196.4

Gross margin	134.9	12.2%	120.8	13.5%	14.1
Selling, general and administrative expense	62.2	5.6%	63.5	7.1%	(1.3)
Impairment of long-lived assets	3.1	0.3%	4.6	0.5%	(1.5)
Restructuring and other income	(0.1)	0.0%	(4.7)	-0.5%	4.6

Operating income	$69.7	6.3%	$57.4	6.4%	$12.3

Material cost	$795.6		$637.6		$158.0
Tons shipped (in thousands)	1,804		1,536		268

Net sales and operating highlights were as follows:

•

Net sales increased $210.5 million from the comparable period in the prior year on higher volume resulting from the consolidation of TWB and increased sales in the automotive and construction markets. Excluding the impact of TWB, overall volumes were up 13% and the mix of direct versus toll tons processed was 55% to 45%, compared to 57% to 43% in the comparable prior year period.

•

Operating income increased $12.3 million from the comparable period in the prior year. Higher manufacturing expenses combined with the unfavorable impact of lower inventory holding gains in the current year partially offset the impact of higher volume. Operating income in the current period included an impairment charge of $3.1 million related to certain non-core Steel Processing assets. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$501.7	100.0%	$430.9	100.0%	$70.8
Cost of goods sold	391.6	78.1%	329.7	76.5%	61.9

Gross margin	110.1	21.9%	101.2	23.5%	8.9
Selling, general and administrative expense	70.9	14.1%	63.3	14.7%	7.6
Impairment of long-lived assets	9.6	1.9%	11.6	-	(2.0)
Restructuring and other expense (income)	0.4	0.1%	(1.4)	-	1.8

Operating income	$29.2	5.8%	$27.7	6.4%	$1.5

Material cost	$234.3		$196.8		$37.5

Net sales by principal class of products:
Consumer Products	$133.4		$120.3		$13.1
Industrial Products	198.6		204.8		(6.2)
Alternative Fuels	34.1		34.8		(0.7)
Oil and Gas Equipment	124.2		71.0		53.2
Cryogenics	11.4		-		11.4

Total Pressure Cylinders	$501.7		$430.9		$70.8

Units shipped by principal class of products:
Consumer Products	27,869,926		25,508,633		2,361,293
Industrial Products	11,412,772		12,026,772		(614,000)
Alternative Fuels	171,384		167,318		4,066
Oil and Gas Equipment	5,991		3,547		2,444
Cryogenics	348		-		348

Total Pressure Cylinders	39,460,421		37,706,270		1,754,151

Net sales by principal class of product presented in the table above differ from the amounts reported in our earnings release dated December 17, 2014 as miscellaneous sales such as rebates, discounts and freight income have been reclassified from industrial products to various other classes of products. As a result, net sales for industrial products have decreased by $11.6 million from what was included in the earnings release and net sales for oil and gas equipment, consumer products and alternative fuels have increased by $6.5 million, $3.6 million and $1.5 million, respectively. Total net sales have not changed.

Net sales and operating highlights were as follows:

•	Net sales increased $70.8 million over the comparable period in the prior year on higher volume driven by the impact of recent acquisitions.

•

Operating income increased $1.5 million from prior year as contributions from recent acquisitions were largely offset by higher manufacturing and SG&A expense driven by higher than expected costs associated with bringing new capacity online in the oil and gas equipment business. Impairment charges in the current period consisted of $6.3 million related to the Company’s 60%-owned consolidated joint venture in India and $3.2 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi. Impairment charges in the comparable period in the prior year consisted of $11.6 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$101.1	100.0%	$96.3	100.0%	$4.8
Cost of goods sold	92.6	91.6%	83.4	86.6%	9.2

Gross margin	8.5	8.4%	12.9	13.4%	(4.4)
Selling, general and administrative expense	13.9	13.7%	15.0	15.6%	(1.1)
Impairment of long-lived assets	2.4	2.4%	19.1	19.8%	(16.7)

Operating loss	$(7.8)	-7.7%	$(21.2)	-22.0%	$13.4

Material cost	$45.7		$43.6		$2.1

Net sales and operating highlights were as follows:

•	Net sales increased $4.8 million over the comparable period in the prior year on higher volumes.

•

Operating loss decreased $13.4 million to $7.8 million due to the favorable impact of lower impairment charges, which were down $16.7 million from the prior year period. Excluding the impact of the impairment charges, operating income was down $3.3 million largely due to startup costs related to new product launches in our Florence, South Carolina facility. Impairment charges in the current period consisted of $2.4 million related to certain non-core Engineered Cabs assets. Impairment charges in the comparable period in the prior year consisted of $19.1 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Other

The Other category includes the Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category, including costs associated with our non-captive insurance company, as is the activity related to the wind-down of our former Metal Framing operating segment. The following table presents a summary of operating results for the Other category for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$25.5	100.0%	$40.4	100.0%	$(14.9)
Cost of goods sold	24.4	95.7%	36.1	89.4%	(11.7)

Gross margin	$1.1	4.3%	$4.3	10.6%	(3.2)
Selling, general and administrative expense	5.5	21.6%	8.2	20.3%	(2.7)
Impairment of long-lived assets	1.2	4.7%	-	0.0%	1.2
Restructuring and other expense	-	0.0%	1.0	2.5%	(1.0)
Joint venture transactions	0.2	0.8%	0.9	2.2%	(0.7)

Operating loss	$(5.8)	-22.7%	$(5.8)	-14.4%	$-

Net sales and operating highlights were as follows:

•	Net sales decreased $14.9 million from the comparable period in the prior year on lower volume.

•

Operating loss of $5.8 million was flat versus the comparable period in the prior year as the impact of lower volume was largely offset by a decrease in SG&A expense. Impairment charges in the current period consisted of $1.2 million related to the military construction business.

Liquidity and Capital Resources

During the six months ended November 30, 2014, we generated $56.8 million of cash from operating activities, spent $51.1 million on acquisitions and invested $47.1 million in property, plant and equipment. Additionally, we repurchased 1,090,800 of our common shares for $41.6 million and paid $22.3 million of dividends. The following table summarizes our consolidated cash flows for the six months ended November 30, 2014 and 2013:

	Six Months Ended November 30,
(in millions)	2014	2013
Net cash provided by operating activities	$55.9	$123.8
Net cash provided (used) by investing activities	(108.0)	55.8
Net cash used by financing activities	(41.4)	(121.9)

Increase (decrease) in cash and cash equivalents	(93.5)	57.7
Cash and cash equivalents at beginning of period	190.1	51.4

Cash and cash equivalents at end of period	$96.6	$109.1

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

The cash and cash equivalents balance at November 30, 2014 included $8.2 million of cash held by subsidiaries outside of the United States that the Company intends to indefinitely reinvest. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intention to repatriate this cash.

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

Net cash provided by operating activities was $55.9 million during the six months ended November 30, 2014 compared to $123.8 million in the comparable period of fiscal 2014. The difference was driven largely by changes in working capital needs and a decrease in the provision for deferred income taxes.

Investing Activities

Net cash used by investing activities was $108.0 million during the six months ended November 30, 2014 compared to net cash provided by investing activities of $55.8 million in the comparable period of fiscal 2014. During the first six months of fiscal 2015, we spent a combined $51.1 million, net of cash acquired, for the net assets of MEF and JRE and our 79.59% interest in dHybrid and incurred capital expenditures of $47.1 million. The net cash provided by investing activities in the prior year period was driven by the consolidation of TWB in July 2013, as the cash balance at the time of acquisition exceeded the amount paid for our additional 10% interest in the entity by $53.0 million.

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

Financing Activities

Net cash used by financing activities was $41.4 million during the six months ended November 30, 2014. During the first six months of fiscal 2015, we paid $41.6 million to repurchase 1,090,800 of our common shares and paid dividends of $22.3 million on our common shares. Additionally, we received proceeds of $20.5 million related primarily to borrowings against a $32.3 million five-year term loan credit facility entered into by our consolidated joint venture in Turkey on September 26, 2014. The facility, which is denominated in Euros, bears interest at a variable rate based on EURIBOR. The applicable variable rate was 1.582% at November 30, 2014. Borrowings against the facility will be used for the construction of a new cryogenics manufacturing facility in Turkey.

As of November 30, 2014, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at November 30, 2014 were unchanged from those reported as of May 31, 2014.

At November 30, 2014, we had $100.0 million aggregate amount of unsecured floating rate senior notes outstanding due on December 17, 2014. We repaid these notes during December 2014 using a combination of cash on hand and borrowings available under our revolving credit facilities.

Common shares – The Board declared a quarterly dividend of $0.18 per common share during the first and second quarters of fiscal 2015 compared to $0.15 per common share during the comparable periods of fiscal 2014. Dividends paid on our common shares totaled $22.3 million and $10.4 million during the six months ended November 30, 2014 and 2013, respectively. The increase was due to an accelerated cash dividend for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. As a result, no dividends were paid on our common shares during the first quarter of fiscal 2014.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which 631,532 remained available for repurchase at November 30, 2014. During the first six months of fiscal 2015, 1,090,800 common shares were repurchased under this authorization.

On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares, increasing the total number of common shares available for repurchase at November 30, 2014 to 10,631,532.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2014, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $12.4 million at November 30, 2014. We have also guaranteed the repayment of a $2.5 million term loan entered into by ArtiFlex, one of our unconsolidated joint ventures. In addition, we had in place $14.0 million of outstanding stand-by letters of credit for third-party beneficiaries as of November 30, 2014. These letters of credit were issued to third-party service providers and customers and had no amounts drawn against them at November 30, 2014. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group resulting in an impairment charge of $3.2 million during the three months ended November 30, 2014.

During the second quarter of fiscal 2015, management committed to a plan to sell certain non-core Engineered Cabs assets. As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheets as of November 30, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2.4 million during the three months ended November 30, 2014.

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s military construction business. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $1.2 million during the three months ended November 30, 2014.

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders. As all of the criteria for classification as assets held for sale were met, the net assets of the business were presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale of Worthington Nitin Cylinders during the second quarter of fiscal 2015, the Company reassessed the fair value of the business and determined that the remaining book value should be written off resulting in an impairment charge of $6.3 million during the three months ended November 30, 2014.

During the fourth quarter of fiscal 2014, management committed to a plan to sell certain non-core Steel Processing assets. As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheets as of November 30, 2014 and May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale, the Company reassessed the fair value of the business resulting in additional impairment charges totaling $3.1 million during the six months ended November 30, 2014.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the applicable consolidated statement of earnings. We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2014 and concluded that the fair value of each operating segment exceeded its carrying value; therefore, no impairment charges were recognized. As expected, however, the estimated fair value of the Engineered Cabs operating segment, which was acquired in fiscal 2012, exceeded its carrying value by less than 10%. The key assumptions that drive the fair value calculation are projected cash flows and the discount rate. Changes in these assumptions could lead to a step 2 calculation to quantify a potential impairment. Engineered Cabs has been negatively affected by softness in the mining and agricultural markets and by increased manufacturing costs related to the rollout of new programs. If markets don’t return and we are unable to reduce expenses, it will have a negative impact on the projected cash flows and the associated valuation of the business. The Engineered Cabs operating segment had goodwill totaling $44.9 million at November 30, 2014. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the six months ended November 30, 2014.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2014). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2014) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the price of natural gas declines or oil prices remain low or decline further, the demand for products in our oil and gas equipment business could be adversely affected. Volatility or weakness in oil prices or natural gas prices, or the perception of future price declines, affects the spending patterns of our customers within the oil and gas equipment business and may result in the drilling of fewer wells or lower production spending on existing wells. This, in turn, could result in lower demand for our oil and gas equipment products and negatively impact our results of operations and financial condition.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2014:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2014	100,000	$36.85	100,000	11,131,532
October 1-31, 2014	500,000	$35.73	500,000	10,631,532
November 1-30, 2014	-	-	-	10,631,532

Total	600,000	$35.91	600,000

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. At November 30, 2014, 631,532 common shares remained available for repurchase under this authorization. On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of Worthington Industries’ outstanding common shares, increasing the total number of common shares available for repurchase to 10,631,532. The common shares available for repurchase under these authorizations may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014) (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.2	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014) (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.3	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014) (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.4	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014) (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

10.5	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (effective September 2014) (incorporated herein by reference to Exhibit 10.66 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2014 and May 31, 2014;
(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2014 and November 30, 2013;

(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2014 and November 30, 2013;
(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2014 and November 30, 2013; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2015	By:	/s/ B. Andrew Rose
B. Andrew Rose, Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)	Incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.2	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)	Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.3	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)	Incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.4	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)	Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.5	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (effective September 2014)	Incorporated herein by reference to Exhibit 10.66 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at November 30, 2014 and May 31, 2014;

(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2014 and November 30, 2013;

(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2014 and November 30, 2013;

(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2014 and November 30, 2013; and

(v)	Notes to Consolidated Financial Statements.