Form 10-Q
period 2015-02-28
WORTHINGTON INDUSTRIES INC
filed 2015-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On March 31, 2015, the number of Common Shares, without par value, issued and outstanding was 65,364,681.

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

•	the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	anticipated capital expenditures and asset sales;
•	demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
•	expectations for increasing volatility or improving and sustaining earnings, earnings potential, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a recurrent slowing economy;
•	the effect of conditions in national and worldwide financial markets;
•	product demand and pricing;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, oil and gas, construction and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	changes in product mix, product substitution and market acceptance of our products;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
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

•	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the acceptance of our products in these markets;
•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•	level of imports and import prices in our markets;
•

the impact of the outcome of judicial rulings and governmental regulations, both in the United States and abroad, including those adopted by the United States Securities and Exchange Commission and other governmental agencies as contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the effect of changes to healthcare laws in the United States, which may increase our healthcare and other costs and negatively impact our consolidated financial results and operations; and
•

other risks described from time to time in our filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, as well as in “Part II – Item 1A. — Risk Factors” of this Quarterly Report on Form 10-Q.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 28, 2015	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$42,468	$190,079
Receivables, less allowances of $2,838 and $3,043 at February 28, 2015 and May 31, 2014, respectively	495,861	493,127
Inventories:
Raw materials	230,507	213,173
Work in process	135,759	105,872
Finished products	111,831	90,957

Total inventories	478,097	410,002
Income taxes receivable	8,440	5,438
Assets held for sale	24,560	32,235
Deferred income taxes	24,832	24,272
Prepaid expenses and other current assets	51,672	43,769

Total current assets	1,125,930	1,198,922
Investments in unconsolidated affiliates	195,788	179,113
Goodwill	240,738	251,093
Other intangible assets, net of accumulated amortization of $42,906 and $35,506 at February 28, 2015 and May 31, 2014, respectively	126,558	145,993
Other assets	20,697	22,399
Property, plant & equipment:
Land	16,148	15,260
Buildings and improvements	214,541	213,848
Machinery and equipment	866,928	848,889
Construction in progress	43,157	32,135

Total property, plant & equipment	1,140,774	1,110,132
Less: accumulated depreciation	629,084	611,271

Property, plant and equipment, net	511,690	498,861

Total assets	$2,221,401	$2,296,381

Liabilities and equity
Current liabilities:
Accounts payable	$386,408	$333,744
Short-term borrowings	123,054	10,362
Accrued compensation, contributions to employee benefit plans and related taxes	67,273	78,514
Dividends payable	12,850	11,044
Other accrued items	58,627	49,873
Income taxes payable	2,920	4,953
Current maturities of long-term debt	835	101,173

Total current liabilities	651,967	589,663
Other liabilities	55,744	76,426
Distributions in excess of investment in unconsolidated affiliate	63,933	59,287
Long-term debt	575,968	554,790
Deferred income taxes	22,116	71,333

Total liabilities	1,369,728	1,351,499
Shareholders’ equity — controlling interest	760,740	850,812
Noncontrolling interest	90,933	94,070

Total equity	851,673	944,882

Total liabilities and equity	$2,221,401	$2,296,381

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Net sales	$804,785	$773,230	$2,538,211	$2,235,421
Cost of goods sold	706,294	650,743	2,184,990	1,873,738

Gross margin	98,491	122,487	353,221	361,683
Selling, general and administrative expense	66,764	75,680	219,327	225,615
Impairment of goodwill and long-lived assets	81,600	-	97,785	35,375
Restructuring and other expense (income)	2,093	1,398	2,491	(3,781)
Joint venture transactions	84	120	274	1,048

Operating income (loss)	(52,050)	45,289	33,344	103,426
Other income (expense):
Miscellaneous income	213	488	1,756	13,897
Interest expense	(8,381)	(6,196)	(27,573)	(18,694)
Equity in net income of unconsolidated affiliates	18,800	21,186	69,043	69,223

Earnings (loss) before income taxes	(41,418)	60,767	76,570	167,852
Income tax expense (benefit)	(18,173)	16,556	19,540	38,948

Net earnings (loss)	(23,245)	44,211	57,030	128,904
Net earnings attributable to noncontrolling interest	2,465	3,608	9,110	10,767

Net earnings (loss) attributable to controlling interest	$(25,710)	$40,603	$47,920	$118,137

Basic
Average common shares outstanding	66,359	68,895	67,013	69,268

Earnings (loss) per share attributable to controlling interest	$(0.39)	$0.59	$0.72	$1.71

Diluted
Average common shares outstanding	66,359	71,528	69,301	71,910

Earnings (loss) per share attributable to controlling interest	$(0.39)	$0.57	$0.69	$1.64

Common shares outstanding at end of period	65,078	68,302	65,078	68,302

Cash dividends declared per share	$0.18	$0.15	$0.54	$0.45

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended February 28.		Nine Months Ended February 28,
	2015	2014	2015	2014
Net earnings (loss)	$(23,245)	$44,211	$57,030	$128,904
Other comprehensive income (loss):
Foreign currency translation	(14,873)	3,043	(31,735)	5,594
Pension liability adjustment, net of tax	(701)	450	(701)	450
Cash flow hedges, net of tax	(9,538)	(94)	(10,458)	3,610

Other comprehensive income (loss)	(25,112)	3,399	(42,894)	9,654

Comprehensive income (loss)	(48,357)	47,610	14,136	138,558
Comprehensive income attributable to noncontrolling interest	1,626	4,057	6,657	10,515

Comprehensive income (loss) attributable to controlling interest	$(49,983)	$43,553	$7,479	$128,043

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Operating activities
Net earnings (loss)	$(23,245)	$44,211	$57,030	$128,904
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21,762	20,208	63,329	59,763
Impairment of long-lived assets	81,600	-	97,785	35,375
Provision for deferred income taxes	(35,334)	1,278	(41,361)	(20,256)
Bad debt income	(46)	(134)	(106)	(430)
Equity in net income of unconsolidated affiliates, net of distributions	(571)	1,048	(8,374)	(8,373)
Net loss (gain) on sale of assets and insurance	3,047	990	3,481	(10,860)
Stock-based compensation	4,058	4,705	12,911	13,207
Excess tax benefits - stock-based compensation	(663)	(1,462)	(6,416)	(7,294)
Gain on previously held interest in TWB	-	-	-	(11,000)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	5,078	(30,228)	10,914	(14,999)
Inventories	(8,795)	(38,260)	(43,925)	(59,583)
Prepaid expenses and other current assets	(3,078)	2,429	(11,182)	4,136
Other assets	2,415	(762)	5,631	(187)
Accounts payable and accrued expenses	40,260	91,485	10,055	108,185
Other liabilities	(3,612)	1,316	(10,108)	4,019

Net cash provided by operating activities	82,876	96,824	139,664	220,607

Investing activities
Investment in property, plant and equipment	(26,119)	(21,743)	(73,265)	(52,157)
Investment in notes receivable	-	-	(7,300)	-
Acquisitions, net of cash acquired	(54,389)	(35,599)	(105,482)	17,634
Distributions from (investments in) unconsolidated affiliates	(4,559)	-	(8,230)	9,223
Proceeds from sale of assets and insurance	3,521	580	3,813	24,313

Net cash used by investing activities	(81,546)	(56,762)	(190,464)	(987)

Financing activities
Net proceeds from (repayments of) short-term borrowings	112,285	(8,347)	112,644	(78,624)
Proceeds from long-term debt	5,916	-	26,396	-
Principal payments on long-term debt	(101,832)	(286)	(102,645)	(855)
Proceeds from (payments for) issuance of common shares	2,081	(1,241)	1,627	5,246
Excess tax benefits - stock-based compensation	663	1,462	6,416	7,294
Payments to noncontrolling interest	(9,200)	(36,512)	(12,067)	(39,150)
Repurchase of common shares	(52,795)	(40,762)	(94,415)	(91,078)
Dividends paid	(12,517)	(10,545)	(34,767)	(20,952)

Net cash used by financing activities	(55,399)	(96,231)	(96,811)	(218,119)

Increase (decrease) in cash and cash equivalents	(54,069)	(56,169)	(147,611)	1,501
Cash and cash equivalents at beginning of period	96,537	109,055	190,079	51,385

Cash and cash equivalents at end of period	$42,468	$52,886	$42,468	$52,886

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

dHybrid Systems, LLC (“dHybrid”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Nitin Cylinders Limited (“Worthington Nitin Cylinders”) in which we own controlling interests of 79.59%, 52%, 55%, 75%, 75%, and 60%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income (loss), respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the results of operations of these interim periods, have been included. Operating results for the three and nine months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015 (“fiscal 2015”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (“fiscal 2014”) of Worthington Industries, Inc. (the “2014 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In March 2013, amended accounting guidance was issued regarding the accounting for cumulative translation adjustment. The amended guidance specifies that a cumulative translation adjustment should be recorded to earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The amended guidance is effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2013. Early adoption is permitted. The adoption of this amended accounting guidance on June 1, 2014 did not have a material impact on our consolidated financial position or results of operations.

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

NOTE B – Inventory

Due to the recent severe decline in steel pricing, the replacement cost of our inventory was lower than what was reflected in our records at February 28, 2015. Accordingly, we recorded a lower of cost or market adjustment during the third quarter of fiscal 2015 totaling $5,115,000 to reflect this lower value. The entire amount related to our Steel Processing operating segment and was recorded in cost of goods sold.

NOTE C – Investments in Unconsolidated Affiliates

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

We received distributions from unconsolidated affiliates totaling $61,239,000 during the nine months ended February 28, 2015. We have received cumulative distributions from WAVE in excess of our investment balance totaling $63,933,000 at February 28, 2015. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. During the nine months ended February 28, 2015, we received excess distributions from ClarkDietrich of $570,000.

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	February 28, 2015	May 31, 2014
Cash	$48,422	$52,997
Receivable from member (1)	10,865	12,717
Other current assets	462,631	454,417
Noncurrent assets	286,170	294,001

Total assets	$808,088	$814,132

Current liabilities	$131,216	$128,595
Short-term borrowings	38,324	40,992
Current maturities of long-term debt	4,480	4,510
Long-term debt	264,982	268,350
Other noncurrent liabilities	20,407	20,217
Equity	348,679	351,468

Total liabilities and equity	$808,088	$814,132

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales	$356,604	$340,645	$1,137,866	$1,121,362
Gross margin	67,636	73,217	232,580	239,098
Operating income	41,335	48,752	154,678	164,824
Depreciation and amortization	8,827	8,622	26,932	28,063
Interest expense	2,157	2,494	6,492	6,950
Income tax expense	2,555	2,937	8,107	8,829
Net earnings	37,859	44,018	141,789	149,801

(1)	Represents cash owed from a joint venture member as a result of centralized cash management.

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

NOTE D – Impairment of Goodwill and Long-Lived Assets

During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs reporting unit was necessary. This conclusion was based on certain indicators of impairment, including the decision to close the Company’s Engineered Cabs’ facility in Florence, South Carolina, and significant downward revisions to forecasted cash flows as a result of continued weakness in the mining and agricultural end markets and higher than expected manufacturing costs. The Company expects to incur approximately $3,000,000 of severance expense associated with the facility closure. This amount will be recognized as restructuring expense ratably over the future service period.

Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs reporting unit for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sums of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values, resulting in impairment charges of $22,356,000 for the customer relationship intangible asset and $14,311,000 for the property, plant and equipment of the Florence asset group during the third quarter of fiscal 2015.

As noted above, the Company determined that indicators of potential impairment existed to require an interim goodwill analysis of the Engineered Cabs reporting unit. A comparison of the fair value of the Engineered Cabs reporting unit, determined using discounted cash flows, to its carrying value indicated that a step 2 calculation to quantify the potential impairment was required. After a subsequent review of the fair value of the net assets of Engineered Cabs, it was determined that the implied fair value of goodwill was $0 and as a result the entire $44,933,000 goodwill balance was written-off during the third quarter of fiscal 2015. The key assumptions that drive the fair value calculations are projected cash flows and the discount rate.

During the second quarter of fiscal 2015, management committed to a plan to sell the assets of the Advanced Component Technologies, Inc. business within Engineered Cabs. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2,389,000. During the third quarter of fiscal 2015, the Company completed the sale of this business and recognized a gain of $313,000.

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $3,221,000.

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s military construction business. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $1,179,000, which represents the remaining book value of the asset group.

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

During the fourth quarter of fiscal 2014, management committed to a plan to sell certain non-core Steel Processing assets. As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheets as of February 28, 2015 and May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale, the Company reassessed the fair value of the business resulting in additional impairment charges totaling $3,050,000 during fiscal 2015.

NOTE E – Restructuring and Other Expense

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for the nine months ended February 28, 2015 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$6,495	$2,169	$(5,313)	$46	$3,397
Facility exit and other costs	534	909	(1,203)	79	319

	$7,029	3,078	$(6,516)	$125	$3,716

Gain on asset disposal		(313)
Less: joint venture transactions		(274)

Restructuring and other expense		$2,491

Severance expense in the current year consisted primarily of $2,291,000 recognized in connection with the recently announced workforce reductions in our oil and gas equipment business within Pressure Cylinders.

Approximately $3,552,000 of the total liability as of February 28, 2015 is expected to be paid in the next twelve months. The remaining liability will be paid through September 2016.

NOTE F – Contingent Liabilities

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

During fiscal 2015, the Company received proceeds of $1,248,000 representing advance payments for the replacement value of damaged equipment. These proceeds were in excess of the $243,000 remaining book value of the assets, resulting in a gain of $1,005,000 within miscellaneous income.

Total proceeds received related to insurance claims since the date of loss have been as follows:

(in thousands)
Property and equipment	$6,892
Business interruption	5,521
Other expenses	1,001

Total insurance proceeds	$13,414

The proceeds for business interruption relate to the loss of profits since the date of the fire and have been recorded as a reduction of manufacturing expense, including $2,653,000 during the nine months ended February 28, 2015. The proceeds for other expenses represent reimbursement for incremental expenses related to the fire and were recorded as an offset to manufacturing expense, including $256,000 during the nine months ended February 28, 2015. This claim was settled during the third quarter of fiscal 2015.

NOTE G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2015, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $12,036,000 at February 28, 2015. We have also guaranteed the repayment of a $2,083,000 term loan entered into by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and, therefore, no amounts have been recognized in our consolidated financial statements.

NOTE H – Debt and Receivables Securitization

On September 26, 2014, our consolidated joint venture in Turkey, Worthington Aritas, executed a $28,605,000 five-year term loan credit facility denominated in Euros. As of February 28, 2015, we had borrowed $23,432,000 against the facility, leaving $5,173,000 available for future borrowings. The facility bears interest at a variable rate based on EURIBOR. The applicable variable rate was 1.569% at February 28, 2015. On October 15, 2014, we entered into an interest rate swap to fix the interest rate on $17,131,000 of borrowings under this facility at 2.015% starting on December 26, 2014 through September 26, 2019. Borrowings against the facility will be used for the construction of a new cryogenics manufacturing facility in Turkey.

We have a $425,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in May 2017. Borrowings under the Credit Facility have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. The applicable interest rate at February 28, 2015 was 1.23%. Borrowings outstanding under the Credit Facility totaled $33,840,000 at February 28, 2015, leaving $391,160,000 available for future use. We are currently in the process of amending the Credit Facility, which we expect to be completed during the fourth quarter of fiscal 2015.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility has been available throughout fiscal 2015 to date, and was available throughout fiscal 2014. During the third quarter of fiscal 2015, we extended the maturity under the AR Facility to January 2018. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of February 28, 2015, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $80,000,000 of undivided interests in this pool of accounts receivable had been sold.

Short-term borrowings at February 28, 2015 also included $3,305,000 outstanding under a credit facility maintained by our consolidated affiliate, Worthington Aritas, that matures in May 2015 and bears interest at a fixed rate of 5.55%, and $5,909,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, Worthington Nitin Cylinders, that matured in November 2014 and bears interest at a variable rate. The applicable variable rate was 9.05% at February 28, 2015. The borrowings outstanding under the Nitin credit facility are currently in default; however, the lender has not called the note.

NOTE I – Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of other comprehensive income (loss) for the three months ended February 28, 2015 and 2014:

	2015			2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
(in thousands)
Foreign currency translation	(14,873)	$-	$(14,873)	$3,043	-	$3,043
Pension liability adjustment	(1,072)	371	(701)	691	(241)	450
Cash flow hedges	(15,253)	5,715	(9,538)	(62)	(32)	(94)

Other comprehensive income (loss )	$(31,198)	$6,086	$(25,112)	$3,672	$(273)	$3,399

The following table summarizes the tax effects on each component of other comprehensive income (loss) for the nine months ended February 28, 2015 and 2014:

	2015			2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
(in thousands)
Foreign currency translation	$(31,735)	$-	$(31,735)	$5,594	$-	$5,594
Pension liability adjustment	(1,072)	371	(701)	691	(241)	450
Cash flow hedges	(16,683)	6,225	(10,458)	5,419	(1,809)	3,610

Other comprehensive income (loss)	$(49,490)	$6,596	$(42,894)	$11,704	$(2,050)	$9,654

NOTE J – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interest for the nine months ended February 28, 2015:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interest	Total
Balance at May 31, 2014	$262,610	$(3,581)	$591,783	$850,812	$94,070	$944,882
Net earnings	-	-	47,920	47,920	9,110	57,030
Other comprehensive loss	-	(40,441)	-	(40,441)	(2,453)	(42,894)
Common shares issued, net of withholding tax	1,627	-	-	1,627	-	1,627
Common shares in NQ plans	14,323	-	-	14,323	-	14,323
Stock-based compensation	21,344	-	-	21,344	-	21,344
Purchases and retirement of common shares	(13,007)	-	(85,278)	(98,285)	-	(98,285)
Cash dividends declared	-	-	(36,560)	(36,560)	-	(36,560)
Acquisition of dHybrid Systems, LLC	-	-	-	-	4,082	4,082
Payments to noncontrolling interest	-	-	-	-	(13,876)	(13,876)

Balance at February 28, 2015	$286,897	$(44,022)	$517,865	$760,740	$90,933	$851,673

The components of the changes in other comprehensive loss for the nine months ended February 28, 2015, were as follows:

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
(in thousands)
Balance as of May 31, 2014	$11,015	$(11,265)	$(3,331)	$(3,581)
Other comprehensive loss before reclassifications	(29,281)	(1,072)	(19,742)	(50,095)
Reclassification adjustments to income (a)	-	-	3,058	3,058
Income taxes	-	371	6,225	6,596

Balance as of February 28, 2015	$(18,266)	$(11,966)	$(13,790)	$(44,022)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE P – Derivative Instruments and Hedging Activities.”

NOTE K – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2015, we granted non-qualified stock options covering a total of 96,200 common shares under our stock-based compensation plans. The option price of $43.04 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $17.96 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,538,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	1.88%
Expected volatility	50.92%
Risk-free interest rate	1.88%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 28, 2015, we granted an aggregate of 237,815 service-based restricted common shares under our stock-based compensation plans. The fair values of these restricted common shares were equal to the weighted average closing market prices of the underlying common shares on the respective dates of grant, or $40.18 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $8,596,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Market-Based Restricted Common Shares

During the nine months ended February 28, 2015, we granted an aggregate of 50,000 restricted common shares to two key employees under one of our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $60.00 per share and remaining at or above that price for 30 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $32.06 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	1.60%
Expected volatility	44.00%
Risk-free interest rate	1.70%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $1,603,000 and will be recognized on a straight-line basis over the five-year service vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees that are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2015, 2016 and 2017. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the nine months ended February 28, 2015, we granted performance share awards covering an aggregate of 61,500 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,627,000 and will be recognized over the three-year performance period.

NOTE L – Income Taxes

Income tax expense for the nine months ended February 28, 2015 and February 28, 2014 reflected estimated annual effective income tax rates of 30.9% and 27.3%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interest is a result of our Spartan, TWB, Worthington Aritas, WEI, dHybrid, and Worthington Nitin Cylinders consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan, WEI, dHybrid and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan, WEI, dHybrid, and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. All of the tax expense of Worthington Aritas and Worthington Nitin Cylinders, both foreign corporations, is reported in our consolidated tax expense. Since the consolidation of TWB on July 31, 2013, all of the tax expense of TWB’s wholly-owned foreign corporations has been reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2015 could be materially different from the forecasted rate as of February 28, 2015.

NOTE M – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to controlling interest for the three and nine months ended February 28, 2015 and 2014:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest – income (loss) available to common shareholders	$(25,710)	$40,603	$47,920	$118,137
Denominator:
Denominator for basic earnings (loss) per share attributable to controlling interest – weighted average common shares	66,359	68,895	67,013	69,268
Effect of dilutive securities	-	2,633	2,288	2,642

Denominator for diluted earnings (loss) per share attributable to controlling interest – adjusted weighted average common shares	66,359	71,528	69,301	71,910

Basic earnings (loss) per share attributable to controlling interest	$(0.39)	$0.59	$0.72	$1.71
Diluted earnings (loss) per share attributable to controlling interest	$(0.39)	$0.57	$0.69	$1.64

Stock options and restricted common shares covering 1,924,019 and 9,922 common shares for the three months ended February 28, 2015 and 2014, respectively, and 122,721 and 8,048 common shares for the nine months ended February 28, 2015 and 2014, respectively, have been excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. All potentially dilutive shares have been excluded from the computation of diluted loss per share for the three months ended February 28, 2015, because the effect would have been anti-dilutive due to the overall net loss for the period.

NOTE N – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales
Steel Processing	$500,703	$477,983	$1,605,790	$1,372,558
Pressure Cylinders	248,086	233,290	749,789	664,212
Engineered Cabs	45,390	51,485	146,484	147,814
Other	10,606	10,472	36,148	50,837

Consolidated net sales	$804,785	$773,230	$2,538,211	$2,235,421

Operating income (loss)
Steel Processing	$16,406	$28,264	$86,152	$85,713
Pressure Cylinders	18,611	21,278	47,797	49,007
Engineered Cabs	(85,780)	(1,088)	(93,534)	(22,284)
Other	(1,287)	(3,165)	(7,071)	(9,010)

Consolidated operating income (loss)	$(52,050)	$45,289	$33,344	$103,426

Impairment of goodwill and long-lived assets
Steel Processing	$-	$-	$3,050	$4,641
Pressure Cylinders	-	-	9,567	11,634
Engineered Cabs	81,600	-	83,989	19,100
Other	-	-	1,179	-

Consolidated impairment of goodwill and long-lived assets	$81,600	$-	$97,785	$35,375

Restructuring and other expense (income)
Steel Processing	$(28)	$1,380	$(58)	$(3,382)
Pressure Cylinders	2,498	412	2,926	(1,035)
Engineered Cabs	(313)	-	(313)	-
Other	(64)	(394)	(64)	636

Consolidated restructuring and other expense (income)	$2,093	$1,398	$2,491	$(3,781)

Joint venture transactions
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	-
Engineered Cabs	-	-	-	-
Other	84	120	274	1,048

Consolidated joint venture transactions	$84	$120	$274	$1,048

(in thousands)	February 28, 2015	May 31, 2014
Total assets
Steel Processing	$927,717	$850,748
Pressure Cylinders	851,279	818,720
Engineered Cabs	93,597	181,251
Other	348,808	445,662

Consolidated total assets	$2,221,401	$2,296,381

NOTE O – Acquisitions

Rome Strip Steel Company, Inc.

On January 16, 2015, the Company acquired the net assets of Rome Strip Steel Company, Inc. (“Rome Strip Steel”) for cash consideration of $54,495,000. This amount differs from the $55,312,000 paid at closing due to an estimated working capital deficit of $817,000. Located in Rome, New York, the Rome Strip Steel business manufactures cold rolled steel to extremely tight tolerances. The acquired net assets became part of our Steel Processing operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of the net assets of Rome Strip Steel, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Customer relationships	$4,300	10
Non-compete agreements	1,200	5

Total acquired identifiable intangible assets	$5,500

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

The following table summarizes the consideration transferred for the net assets of Rome Strip Steel and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash	$10
Accounts receivable	6,333
Inventories	17,063
Prepaid expenses	41
Intangible assets	5,500
Property, plant and equipment	22,775

Total identifiable assets	51,722
Accounts payable	(3,091)
Other accrued items	(410)
Other liabilities	(313)

Net assets	47,908
Goodwill	6,587

Purchase price	$54,495
Plus: estimated working capital deficit	817

Cash paid at closing	$55,312

Operating results of the acquired business have been included in our consolidated statement of earnings for the three and nine months ended February 28, 2015 from the acquisition date, forward, and have not been material. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

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

Operating results of the acquired business have been included in our consolidated statements of earnings for the three and nine months ended February 28, 2015 from the acquisition date, forward, and have not been material. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

Midstream Equipment Fabrication, LLC

On August 1, 2014, we acquired the net assets of Midstream Equipment Fabrication LLC (“MEF”) for cash consideration of $38,441,000 and the assumption of certain liabilities. The MEF business manufactures patented horizontal heated and high pressure separators used to separate oilfield fluids and gas for customers drilling in the Eagle Ford Shale and is well-situated to serve customers in the Permian Basin. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

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

The following table summarizes the consideration transferred for the net assets of MEF and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$3,329
Inventories	3,550
Intangible assets	13,600
Property, plant and equipment	166

Total identifiable assets	20,645
Accounts payable	(555)
Other accrued items	(92)
Deferred revenue	(4,808)

Net assets	15,190
Goodwill	23,251

Cash consideration	38,441

The Company incurred $273,000 of acquisition-related costs that were expensed within SG&A expense during the nine months ended February 28, 2015. Operating results of the acquired business have been included in our consolidated statements of earnings for the three and nine months ended February 28, 2015 from the acquisition date, forward, and have not been material. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

James Russell Engineering Works, Inc.

On July 31, 2014, we acquired the net assets of James Russell Engineering Works, Inc. (“JRE”) for cash consideration of $1,571,000. The JRE business manufactures aluminum and stainless steel cryogenic transport trailers used for hauling liquid oxygen, nitrogen, argon, hydrogen and liquefied natural gas (“LNG”) for producers and distributors of industrial gases and LNG. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

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

Operating results of the acquired business have been included in our consolidated statements of earnings for the three and nine months ended February 28, 2015 from the acquisition date, forward, and have not been material. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. At February 28, 2015, we had posted total cash collateral of $6,300,000 to our margin accounts. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note Q – Fair Value” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at February 28, 2015:

(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$246
Foreign exchange contracts	Receivables	438	Accounts payable	-
Commodity contracts	Receivables	-	Accounts payable	18,207
Commodity contracts	Other assets	-	Other liabilities	413

Totals		$438		$18,866

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$73	Accounts payable	$5,422
Commodity contracts	Other assets	-	Other liabilities	590

Totals		$73		$6,012

Total Derivative Instruments		$511		$24,878

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $345,000 increase in receivables with a corresponding increase in accounts payable.

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

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rates, foreign exchange rates, and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same financial statement caption associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at February 28, 2015:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$95,228	March 2015 - June 2016
Interest rate contracts	17,131	September 2019
Foreign currency contracts	3,810	March 2015 - June 2015

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended February 28, 2015 and 2014:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended February 28, 2015:
Interest rate contracts	$-	Interest expense	$(160)	Interest expense	$-
Commodity contracts	(15,178)	Cost of goods sold	539	Cost of goods sold	-
Foreign currency contracts	314	Miscellaneous income	-	Miscellaneous income	-

Totals	$(14,864)		$379		$-

For the three months ended February 28, 2014:
Interest rate contracts	$4	Interest expense	$(1,059)	Interest expense	$-
Commodity contracts	(3,644)	Cost of goods sold	(2,519)	Cost of goods sold	-

Totals	$(3,640)		$(3,578)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the nine months ended February 28, 2015 and 2014:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the nine months ended February 28, 2015:
Interest rate contracts	$-	Interest expense	$(2,445)	Interest expense	$-
Commodity contracts	(19,953)	Cost of goods sold	(613)	Cost of goods sold	-
Foreign currency contracts	211	Miscellaneous income	-	Miscellaneous income	-

Totals	$(19,742)		$(3,058)		$-

For the nine months ended February 28, 2014:
Interest rate contracts	$(380)	Interest expense	$(3,179)	Interest expense	$-
Commodity contracts	(1,027)	Cost of goods sold	(3,647)	Cost of goods sold	-

Totals	$(1,407)		$(6,826)		$-

The estimated net amount of the losses recognized in accumulated OCI at February 28, 2015 expected to be reclassified into net earnings within the succeeding twelve months is $11,742,000 (net of tax of $6,982,000). This amount was computed using the fair value of the cash flow hedges at February 28, 2015, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2015 and 2016.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2015:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$50,973	March 2015 - February 2016

The following table summarizes the loss recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended February 28, 2015 and 2014:

	Location of Loss	Loss Recognized in Earnings for the Three Months Ended February 28,
(in thousands)	Recognized in Earnings	2015	2014
Commodity contracts	Cost of goods sold	$(4,105)	$(1,241)
Foreign currency contracts	Miscellaneous income (expense)	-	(205)

Total		$(4,105)	$(1,446)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the nine months ended February 28, 2015 and 2014:

	Location of Gain (Loss)	Gain (Loss) Recognized in Earnings for the Nine Months Ended February 28,
(in thousands)	Recognized in Earnings	2015	2014
Commodity contracts	Cost of goods sold	$(6,522)	$(959)
Foreign currency contracts	Miscellaneous income (expense)	43	(210)

Total		$(6,479)	$(1,169)

The gain (loss) on the foreign currency derivatives significantly offsets the gain (loss) on the hedged item.

NOTE Q – Fair Value

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At February 28, 2015, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$511	$-	$511

Total assets	$-	$511	$-	$511

Liabilities
Derivative contracts (1)	$-	$24,878	$-	$24,878
Contingent consideration obligation (2)	-	-	3,979	3,979

Total liabilities	$-	$24,878	$3,979	$28,857

At May 31, 2014, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$1,284	$-	$1,284

Total assets	$-	$1,284	$-	$1,284

Liabilities
Derivative contracts (1)	$-	$4,475	$-	$4,475
Contingent consideration obligation (2)	-	-	404	404

Total liabilities	$-	$4,475	$404	$4,879

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

Non-Recurring Fair Value Measurements

At February 28, 2015, our financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$-	$11,803	$11,803

Total assets	$-	$-	$11,803	$11,803

(1)

During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs operating segment was necessary. Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs operating segment for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values of $2,000,000 and $9,803,000, resulting in impairment charges of $22,356,000 for the customer relationship intangible asset and $14,311,000 for the property, plant and equipment of the Florence asset group during the third quarter of fiscal 2015. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $624,142,000 and $674,488,000 at February 28, 2015 and May 31, 2014, respectively. The carrying amount of long-term debt, including current maturities, was $576,803,000 and $655,963,000 at February 28, 2015 and May 31, 2014, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I - Item 1A. - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, as well as in “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.

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

We are primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. As of February 28, 2015, excluding our joint ventures, we operated 34 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include Construction Services and Worthington Energy Innovations.

We also held equity positions in 13 active joint ventures, which operated 48 manufacturing facilities worldwide, as of February 28, 2015. Six of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interest in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interest in our consolidated statements of earnings and consolidated statements of comprehensive income (loss), respectively. The remaining seven of these joint ventures are accounted for using the equity method.

Overview

Net sales increased 4% during the third quarter of fiscal 2015; however, rapidly declining steel prices and higher than expected manufacturing costs in a few plants had a significant adverse impact on results. The falling price of steel resulted in higher inventory holding losses recognized throughout the current quarter, and a $5.1 million inventory write-down to reflect the lower replacement cost of steel at February 28, 2015. Demand remained strong in most of our key end markets, with the exception of oil and gas equipment and agriculture. To address softness in these markets, the Company decided to close its Engineered Cabs facility in Florence, South Carolina, and scale down costs in its oil and gas equipment business in Pressure Cylinders. These decisions led to non-cash impairment charges of $81.6 million for goodwill and other long-lived assets in Engineered Cabs and a restructuring charge of $2.3 million for the estimated severance expense covering those affected by the workforce reductions within Pressure Cylinders.

Equity in net income of unconsolidated affiliates (“equity income”) for the quarter of $18.8 million was $2.4 million lower than the prior year quarter. The overall decrease was primarily due to a $3.3 million decrease at Serviacero, which was negatively impacted by the falling price of steel, and a $0.8 million decrease at ClarkDietrich on lower volumes. Equity income from ArtiFlex was $2.3 million higher than the prior year quarter on increased volumes and gains on asset disposals. We received $18.7 million in cash distributions from our unconsolidated affiliates during the quarter.

Recent Business Developments

•

On July 31, 2014, the Company acquired the net assets of James Russell Engineering Works, Inc. (“JRE”) for cash consideration of $1.6 million. The JRE business manufactures aluminum and stainless steel cryogenic transport trailers used for hauling liquid oxygen, nitrogen, argon, hydrogen and liquefied natural gas (“LNG”) for producers and distributors of industrial gases and LNG. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

•

On August 1, 2014, the Company acquired the net assets of Midstream Equipment Fabrication LLC (“MEF”) for cash consideration of $38.4 million and the assumption of certain liabilities. The MEF business manufactures patented horizontal heated and high pressure separators used to separate oilfield fluids and gas for customers drilling in the Eagle Ford Shale and is well-situated to serve customers in the Permian Basin. The acquired net assets became part of our Pressure Cylinders operating segment upon closing.

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

•

On November 13, 2014, the Company’s consolidated tailor welded blanking joint venture, TWB, opened a new facility in Cambridge, Ontario. The facility will initially operate one laser welding line with the capacity to produce two million tailor welded blanks per year.

•

On January 16, 2015, the Company acquired the net assets of Rome Strip Steel Company, Inc. (“Rome Strip Steel”) for cash consideration of $54.5 million after an adjustment for estimated working capital. Located in Rome, New York, the Rome Strip Steel business manufactures cold rolled steel to extremely tight tolerances. The acquired net assets became part of our Steel Processing operating segment upon closing.

•	On March 12, 2015, WAVE, Worthington’s joint venture with Armstrong World Industries, Inc., acquired the Axiom® and Serpentina® ceiling system manufacturing capabilities from Fry Reglet Corporation.

•

On March 24, 2015, the Company announced its decision to close its Engineered Cabs facility in Florence, South Carolina, and a workforce reduction in several oil and gas equipment locations due to slowing demand. These decisions led to non-cash impairment charges of $81.6 million for goodwill and other long-lived assets in Engineered Cabs and a restructuring charge of $2.3 million for the estimated severance expense covering those affected by the workforce reductions within Pressure Cylinders.

•

On March 25, 2015, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.18 per share payable on June 29, 2015 to shareholders of record on June 12, 2015.

•	During the quarter, the Company repurchased a total of 1,990,000 common shares for $56.6 million at an average price of $28.46.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the third quarter of fiscal 2015 and the third quarter of fiscal 2014 is illustrated in the following chart:

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

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2015	2014	Inc / (Dec)	2015	2014	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.3%	2.2%	0.1%	2.6%	1.6%	1.0%
Hot-Rolled Steel ($ per ton) [2]	$578	$669	($91)	$634	$649	($15)
Detroit Three Auto Build (000’s vehicles) [3]	2,106	2,065	41	6,694	6,656	38
No. America Auto Build (000’s vehicles) [3]	4,024	3,800	224	12,682	12,028	654
Zinc ($ per pound) [4]	$0.93	$0.85	$0.08	$0.99	$0.85	$0.14
Natural Gas ($ per mcf) [5]	$3.33	$4.58	($1.25)	$3.97	$3.95	$0.02
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.09	$3.92	($0.83)	$3.56	$3.89	($0.33)

[1]

2014 and 2015 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results. When steel prices fall, which was the case during the second and third quarters of fiscal 2015, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.

The following table provides the average quarterly market price per ton of hot-rolled steel during fiscal 2015 (first, second and third quarters), fiscal 2014 and fiscal 2013:

(Dollars per ton 1)
	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
1st Quarter	$673	$627	$616	$46	7.3%	$11	1.8%
2nd Quarter	$651	$651	$622	$0	0.0%	$29	4.7%
3rd Quarter	$578	$669	$629	($91)	-13.6%	$40	6.4%
4th Quarter	N/A	$655	$595	N/A	N/A	$60	10.1%
Annual Avg.	N/A	$651	$616	N/A	N/A	$35	5.7%

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the third quarter of fiscal 2015. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the third quarter of fiscal 2015, vehicle production for the Detroit Three automakers was up 2% from the comparable period in the prior year. North American vehicle production as a whole during the third quarter of fiscal 2015 increased 6% over the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2015 Compared to Fiscal 2014

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2015	%of Net sales	2014	%of Net sales	Increase/ (Decrease)
Net sales	$804.8	100.0%	$773.2	100.0%	$31.6
Cost of goods sold	706.3	87.8%	650.7	84.2%	55.6

Gross margin	98.5	12.2%	122.5	15.8%	(24.0)
Selling, general and administrative expense	66.8	8.3%	75.7	9.8%	(8.9)
Impairment of goodwill and long-lived assets	81.6	10.1%	-	0.0%	81.6
Restructuring and other expense	2.1	0.3%	1.4	0.2%	0.7
Joint venture transactions	0.1	0.0%	0.1	0.0%	-

Operating income (loss)	(52.1)	-6.5%	45.3	5.9%	(97.4)
Miscellaneous income	0.2	0.0%	0.5	0.1%	(0.3)
Interest expense	(8.4)	-1.0%	(6.2)	-0.8%	2.2
Equity in net income of unconsolidated affiliates	18.8	2.3%	21.2	2.7%	(2.4)
Income tax benefit (expense)	18.2	2.3%	(16.6)	-2.1%	(34.8)

Net earnings (loss)	(23.3)	-2.9%	44.2	5.7%	(67.5)
Net earnings attributable to noncontrolling interest	2.4	0.3%	3.6	0.5%	1.2

Net earnings (loss) attributable to controlling interest	$(25.7)	-3.2%	$40.6	5.3%	$(66.3)

Net loss attributable to controlling interest for the three months ended February 28, 2015 of $25.7 million represents a $66.3 million decrease from the $40.6 million of net earnings attributable to controlling interest in the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $31.6 million over the comparable period in the prior year. Higher overall volume favorably impacted net sales by $31.4 million driven by the impact of recent acquisitions in Steel Processing and Pressure Cylinders.

•

Gross margin decreased $24.0 million from the comparable period in the prior year to $98.5 million. Lower volumes in consumer and industrial products within Pressure Cylinders and higher inventory holding losses caused by rapidly falling steel prices in Steel Processing more than offset contributions from recent acquisitions.

•	SG&A expense decreased $8.9 million from the comparable period in the prior year driven by lower profit sharing and bonus expense partially offset by the impact of acquisitions.

•

Impairment charges of $81.6 million were due to the impairment of goodwill and other long-lived assets in Engineered Cabs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Impairment of Goodwill and Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring and other expense of $2.1 million was driven by $2.3 million of severance expense related to the recently announced workforce reductions in our oil and gas equipment business within Pressure Cylinders.

•

Interest expense of $8.4 million was $2.2 million higher than the comparable period in the prior year. The increase was due to the impact of higher average debt levels resulting from the issuance of $250.0 million of 4.55% unsecured senior notes in April 2014. However, interest expense in the current quarter was down $1.3 million from the second quarter of fiscal 2015 as $100.0 million of 2004 notes matured and were repaid in December 2014.

•

Equity income decreased $2.4 million over the prior year quarter to $18.8 million on net sales of $356.6 million. The overall decrease was driven by Serviacero and ClarkDietrich where our equity portion of income decreased by $3.3 million and $0.8 million, respectively, on lower volume. The decrease at Serviacero was also due in part to inventory holding losses resulting from declining steel prices. Equity income from ArtiFlex increased $2.3 million on higher volumes and gains on asset disposals. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

An income tax benefit of $18.2 million was recorded in the current year, resulting primarily from the impairment charges in Engineered Cabs. Excluding the impact of these impairment charges, current year income tax expense was approximately $10.9 million compared to $16.6 million in the comparable period in the prior year primarily due to lower earnings. The current quarter tax benefit was calculated using an estimated annual effective income tax rate of 30.9% versus 27.3% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE L – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$500.7	100.0%	$478.0	100.0%	$22.7
Cost of goods sold	457.0	91.3%	415.9	87.0%	41.1

Gross margin	43.7	8.7%	62.1	13.0%	(18.4)
Selling, general and administrative expense	27.3	5.5%	32.4	6.8%	(5.1)
Restructuring and other expense	-	0.0%	1.4	0.3%	(1.4)

Operating income	$16.4	3.3%	$28.3	5.9%	$(11.9)

Material cost	$375.6		$342.2		$33.4
Tons shipped (in thousands)	831		796		35

Net sales and operating highlights were as follows:

•

Net sales increased $22.7 million over the comparable period in the prior year to $500.7 million due to the recent acquisition of Rome Strip Steel and higher volume, which increased 4%. The mix of direct versus toll tons was relatively unchanged from the prior year at 60% to 40%.

•

Operating income of $16.4 million was $11.9 million lower than the prior year quarter due to the unfavorable impact of inventory holding losses in the current quarter combined with higher manufacturing expenses. The falling price of steel resulted in higher inventory holding losses recognized throughout the current quarter, and a $5.1 million inventory write-down to reflect the lower replacement cost of steel at February 28, 2015. The overall decrease in operating income was partially offset by lower SG&A expenses resulting from a decrease in profit sharing and bonus accruals and depreciation expense.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$248.1	100.0%	$233.3	100.0%	$14.8
Cost of goods sold	193.9	78.2%	178.9	76.7%	15.0

Gross margin	54.2	21.8%	54.4	23.3%	(0.2)
Selling, general and administrative expense	33.1	13.3%	32.7	14.0%	0.4
Restructuring and other expense	2.5	1.0%	0.4	0.2%	2.1

Operating income	$18.6	7.5%	$21.3	9.1%	$(2.7)

Material cost	$117.2		$105.6		$11.6

Net sales by principal class of products:
Consumer Products	$54.1		$60.0		$(5.9)
Industrial Products	106.6		112.0		(5.4)
Alternative Fuels	23.7		22.3		1.4
Oil and Gas Equipment	60.2		37.7		22.5
Cryogenics	3.5		1.3		2.2

Total Pressure Cylinders	$248.1		$233.3		$14.8

Units shipped by principal class of products:
Consumer Products	11,826,910		14,093,639		(2,266,729)
Industrial Products	7,634,572		8,427,042		(792,470)
Alternative Fuels	105,460		100,303		5,157
Oil and Gas Equipment	2,548		2,149		399
Cryogenics	95		13		82

Total Pressure Cylinders	19,569,585		22,623,146		(3,053,561)

Net sales and operating highlights were as follows:

•

Net sales increased $14.8 million over the comparable period in the prior year to $248.1 million. The increase was driven by contributions from recent acquisitions partially offset by lower volume in the industrial and consumer products end markets.

•

Operating income decreased $2.7 million from the prior year quarter to $18.6 million as contributions from recent acquisitions were more than offset by higher restructuring charges and lower contributions from the industrial and consumer products end markets. Restructuring charges in the current quarter related to the $2.3 million of severance expense resulting from efforts to scale down costs at our oil and gas equipment facilities.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$45.4	100.0%	$51.5	100.0%	$(6.1)
Cost of goods sold	43.6	96.0%	45.0	87.4%	(1.4)

Gross margin	1.8	4.0%	6.5	12.6%	(4.7)
Selling, general and administrative expense	6.3	13.9%	7.6	14.8%	(1.3)
Impairment of goodwill and long-lived assets	81.6	179.7%	-	0.0%	81.6
Restructuring and other income	(0.3)	-0.7%	-	0.0%	(0.3)

Operating loss	$(85.8)	-189.0%	$(1.1)	-2.1%	$(84.7)

Net sales and operating highlights were as follows:

•

Net sales decreased $6.1 million over the comparable period in the prior year on lower tooling revenue from startup programs and the January 2015 sale of the assets of Advanced Component Technologies, Inc.

•

Operating loss of $85.8 million in the current quarter includes impairment charges of $81.6 million for the impairment of goodwill and other long-lived assets. Excluding the impact of impairment charges, operating loss in the current quarter increased $3.1 million due to lower average selling prices and higher operating costs at the facility in Florence, South Carolina. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Impairment of Goodwill and Long-Lived Assets” of this Quarterly Report on Form 10-Q.

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

	Three Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$10.6	100.0%	$10.5	100.0%	$0.1
Cost of goods sold	11.9	112.3%	11.1	105.7%	0.8

Gross margin	(1.3)	-12.3%	(0.6)	-5.7%	(0.7)
Selling, general and administrative expense	-	0.0%	2.9	27.6%	(2.9)
Restructuring and other income	(0.1)	-0.9%	(0.4)	-3.8%	0.3
Joint venture transactions	0.1	0.9%	0.1	1.0%	-

Operating loss	$(1.3)	-12.3%	$(3.2)	-30.5%	$1.9

Net sales and operating highlights were as follows:

•

Net sales were $10.6 million, slightly higher than the $10.5 million reported in the prior year quarter. Increased sales in the Energy Innovations business were mostly offset by lower revenue in Construction Services.

•	Operating loss of $1.3 million was $1.9 million lower than the prior year quarter. The improvement resulted from lower losses in Construction Services.

Nine Months Year-to-Date – Fiscal 2015 Compared to Fiscal 2014

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$2,538.2	100.0%	$2,235.4	100.0%	$302.8
Cost of goods sold	2,185.0	86.1%	1,873.7	83.8%	311.3

Gross margin	353.2	13.9%	361.7	16.2%	(8.5)
Selling, general and administrative expense	219.3	8.6%	225.6	10.1%	(6.3)
Impairment of goodwill and long-lived assets	97.8	3.9%	35.4	1.6%	62.4
Restructuring and other expense (income)	2.5	0.1%	(3.8)	-0.2%	6.3
Joint venture transactions	0.3	0.0%	1.0	0.0%	(0.7)

Operating income	33.3	1.3%	103.5	4.6%	(70.2)
Miscellaneous income	1.8	0.1%	13.8	0.6%	(12.0)
Interest expense	(27.6)	-1.1%	(18.7)	-0.8%	8.9
Equity in net income of unconsolidated affiliates	69.0	2.7%	69.2	3.1%	(0.2)
Income tax expense	(19.5)	-0.8%	(38.9)	-1.7%	(19.4)

Net earnings	57.0	2.2%	128.9	5.8%	(71.9)
Net earnings attributable to noncontrolling interest	(9.1)	-0.4%	(10.8)	-0.5%	(1.7)

Net earnings attributable to controlling interest	$47.9	1.9%	$118.1	5.3%	$(70.2)

Net earnings attributable to controlling interest for the nine months ended February 28, 2015 decreased $70.2 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $302.8 million from the comparable period in the prior year. Higher overall volume favorably impacted net sales by $268.2 million driven by the impact of recent acquisitions in Steel Processing and Pressure Cylinders.

•

Gross margin decreased $8.5 million from the comparable period in the prior year. Higher manufacturing expenses combined with inventory holding losses caused by rapidly falling steel prices in Steel Processing more than offset contributions from recent acquisitions in Steel Processing and Pressure Cylinders.

•	SG&A expense decreased $6.3 million from the comparable period in the prior year due primarily to lower profit sharing and bonus expense partially offset by the impact of acquisitions.

•

Impairment charges of $97.8 million consisted primarily of $81.6 million for the impairment of goodwill and other long-lived assets in Engineered Cabs. Additional impairment charges in the current period include $6.4 million related to the Company’s 60%-owned consolidated joint venture in India, $3.2 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, $3.1 million related to certain non-core Steel Processing assets, $2.4 million related to certain non-core Engineered Cabs assets, and $1.2 million related to the military construction business. Impairment charges in the comparable period in the prior year consisted of $30.7 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014 and $4.7 million related to certain non-core assets within Steel Processing. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Impairment of Goodwill and Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring and other expense of $2.5 million consisted primarily of $2.3 million of severance expense related to the recently announced workforce reductions in our oil and gas equipment business within Pressure Cylinders.

•

Miscellaneous income decreased $12.0 million from the comparable period in the prior year due to an $11.0 million non-cash gain in the prior year period related to the acquisition of an additional 10% interest in the TWB joint venture.

•

Interest expense of $27.6 million was $8.9 million higher than the comparable period in the prior year. The increase was due to the impact of higher average debt levels resulting from the issuance of $250.0 million of 4.55% unsecured senior notes in April 2014.

•

Equity income decreased $0.2 million over the prior year period to $69.0 million on net sales of $1,137.9 million. The equity portion of income from ArtiFlex and WAVE exceeded the prior year period by $3.8 million and $3.5 million, respectively. However, equity income from ClarkDietrich and Serviacero decreased $3.7 million and $1.5 million, respectively, on lower volumes. Inventory holding losses resulting from declining steel prices also contributed to the overall decline in equity income at Serviacero. Additionally, TWB contributed equity income of $1.8 million in the prior year, prior to its consolidation in July of 2013. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $19.4 million from the comparable period in the prior year due to lower earnings, primarily resulting from the impact of the impairment charges within Engineered Cabs, offset partially by (i) the impact of trade name impairment charges recorded in the prior year, and (ii) an approximately $7.2 million favorable tax impact associated with the acquisition of an additional 10% interest in TWB recorded in the prior year (the “TWB acquisition adjustment”). The TWB acquisition adjustment related primarily to the estimated U.S. deferred tax liability associated with the unremitted earnings of TWB’s wholly-owned foreign corporations. Tax expense of $19.5 million for the nine months ended February 28, 2015 was calculated using an estimated annual effective rate of 30.9% versus 27.3% in the prior year comparable period. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE L – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$1,605.8	100.0%	$1,372.6	100.0%	$233.2
Cost of goods sold	1,427.2	88.9%	1,189.7	86.7%	237.5

Gross margin	178.6	11.1%	182.9	13.3%	(4.3)
Selling, general and administrative expense	89.5	5.6%	95.9	7.0%	(6.4)
Impairment of long-lived assets	3.1	0.2%	4.7	0.3%	(1.6)
Restructuring and other income	(0.1)	0.0%	(3.4)	-0.2%	3.3

Operating income	$86.1	5.4%	$85.7	6.2%	$0.4

Material cost	$1,171.2		$979.8		$191.4
Tons shipped (in thousands)	2,635		2,333		302

Net sales and operating highlights were as follows:

•

Net sales increased $233.2 million from the comparable period in the prior year on higher volume resulting from the consolidation of TWB and increased sales in the automotive market. Overall volumes were up 11% and the mix of direct versus toll tons processed was 55% to 45%, compared to 57% to 43% in the comparable prior year period.

•

Operating income increased $0.4 million from the comparable period in the prior year. Higher manufacturing expenses combined with the unfavorable impact of inventory holding losses in the current year substantially offset the impact of higher volume. SG&A expense decreased due to lower profit sharing and bonus expense. Operating income in the current period included an impairment charge of $3.1 million compared to $4.7 million in the comparable period in the prior year. Impairment charges in both periods related to certain non-core Steel Processing assets. Operating income in the prior year period was favorably impacted by a net restructuring gain of $3.4 million, which consisted of $4.8 million related to the sale of the Company’s Integrated Terminals warehouse facility in Detroit, Michigan, offset by $1.4 million of severance costs accrued in connection with the closure of the Company’s Baltimore steel facility.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$749.8	100.0%	$664.2	100.0%	$85.6
Cost of goods sold	585.4	78.1%	508.6	76.6%	76.8

Gross margin	164.4	21.9%	155.6	23.4%	8.8
Selling, general and administrative expense	104.1	13.9%	96.0	14.5%	8.1
Impairment of long-lived assets	9.6	1.3%	11.6	1.7%	(2.0)
Restructuring and other expense (income)	2.9	0.4%	(1.0)	-0.2%	3.9

Operating income	$47.8	6.4%	$49.0	7.4%	$(1.2)

Material cost	$351.5		$302.4		$49.1

Net sales by principal class of products:
Consumer Products	$161.5		$159.5		$2.0
Industrial Products	320.7		325.0		(4.3)
Alternative Fuels	68.3		69.7		(1.4)
Oil and Gas Equipment	184.5		108.7		75.8
Cryogenics	14.8		1.3		13.5

Total Pressure Cylinders	$749.8		$664.2		$85.6

Units shipped by principal class of products:
Consumer Products	35,413,635		35,899,207		(485,572)
Industrial Products	23,290,540		24,128,760		(838,220)
Alternative Fuels	316,849		322,740		(5,891)
Oil and Gas Equipment	8,529		5,681		2,848
Cryogenics	443		13		430

Total Pressure Cylinders	59,029,996		60,356,401		(1,326,405)

Net sales and operating highlights were as follows:

•

Net sales increased $85.6 million over the comparable period in the prior year to $749.8 million. The increase was driven by contributions from recent acquisitions partially offset by lower volume in the industrial and consumer products end markets.

•

Operating income decreased $1.2 million from prior year as contributions from recent acquisitions were offset by higher manufacturing and SG&A expense driven by higher than expected costs associated with bringing new capacity online in the oil and gas equipment business. Impairment charges in the current period consisted of $6.4 million related to the Company’s 60%-owned consolidated joint venture in India and $3.2 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi. Impairment charges in the comparable period in the prior year consisted of $11.6 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014. Restructuring charges in the current quarter consisted of a $2.3 million severance accrual resulting from efforts to scale down costs at our oil and gas equipment facilities to meet demand. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Impairment of Goodwill and Long-Lived Assets” of this Quarterly Report on Form 10-Q.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Nine Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$146.5	100.0%	$147.8	100.0%	$(1.3)
Cost of goods sold	136.1	92.9%	128.4	86.9%	7.7

Gross margin	10.4	7.1%	19.4	13.1%	(9.0)
Selling, general and administrative expense	20.2	13.8%	22.6	15.3%	(2.4)
Impairment of goodwill and long-lived assets	84.0	57.3%	19.1	12.9%	64.9
Restructuring and other income	(0.3)	-0.2%	-	0.0%	(0.3)

Operating loss	$(93.5)	-63.8%	$(22.3)	-15.1%	$(71.2)

Material cost	$66.5		$66.2		$0.3

Net sales and operating highlights were as follows:

•	Net sales decreased $1.3 million over the comparable period in the prior year on lower volume.

•

Operating loss increased $71.2 million to $93.5 million due to higher impairment charges, which were up $64.9 million from the prior year period. Excluding the impact of impairment charges, operating loss increased $6.3 million largely due to lower average selling prices and higher operating costs at the facility in Florence, South Carolina. Current period impairment charges consisted primarily of $81.6 million for the impairment of goodwill and other long-lived assets. Impairment charges in the comparable period in the prior year consisted of $19.1 million related to the write-off of certain trade name intangible assets in connection with a branding initiative committed to during the second quarter of fiscal 2014. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Impairment of Goodwill and Long-Lived Assets” of this Quarterly Report on Form 10-Q.

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

	Nine Months Ended February 28,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$36.1	100.0%	$50.8	100.0%	$(14.7)
Cost of goods sold	36.2	100.3%	47.0	92.5%	(10.8)

Gross margin	$(0.1)	-0.3%	$3.8	7.5%	(3.9)
Selling, general and administrative expense	5.6	15.5%	11.1	21.9%	(5.5)
Impairment of long-lived assets	1.2	3.3%	-	0.0%	1.2
Restructuring and other expense (income)	(0.1)	-0.3%	0.7	1.4%	(0.8)
Joint venture transactions	0.3	0.8%	1.0	2.0%	(0.7)

Operating loss	$(7.1)	-19.7%	$(9.0)	-17.7%	$1.9

Net sales and operating highlights were as follows:

•

Net sales decreased $14.7 million from the comparable period in the prior year to $36.1 million. Increased sales in the Energy Innovations business were more than offset by lower sales in Construction Services.

•

Operating loss of $7.1 million improved $1.9 million versus the comparable period. The improvement resulted from lower losses within Construction Services partially offset by impairment charges of $1.2 million related to the military construction business.

Liquidity and Capital Resources

During the nine months ended February 28, 2015, we generated $139.7 million of cash from operating activities, spent $105.5 million on acquisitions and invested $73.3 million in property, plant and equipment. Additionally, we repurchased 3,080,800 of our common shares for $98.3 million, of which $94.4 million was paid at quarter end, and paid $34.8 million of dividends. The following table summarizes our consolidated cash flows for the nine months ended February 28, 2015 and 2014:

	Nine Months Ended February 28,
(in millions)	2015	2014
Net cash provided by operating activities	$139.7	$220.6
Net cash used by investing activities	(190.5)	(1.0)
Net cash used by financing activities	(96.8)	(218.1)

Increase (decrease) in cash and cash equivalents	(147.6)	1.5
Cash and cash equivalents at beginning of period	190.1	51.4

Cash and cash equivalents at end of period	$42.5	$52.9

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

The cash and cash equivalents balance at February 28, 2015 included $12.1 million of cash held by subsidiaries outside of the United States that the Company intends to indefinitely reinvest. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intention to repatriate this cash.

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

Net cash provided by operating activities was $139.7 million during the nine months ended February 28, 2015 compared to $220.6 million in the comparable period of fiscal 2014. The difference was driven largely by changes in working capital needs and a decrease in the provision for deferred income taxes.

Investing Activities

Net cash used by investing activities was $190.5 million during the nine months ended February 28, 2015 compared to $1.0 million in the comparable period of fiscal 2014. During the first nine months of fiscal 2015, we spent a combined $105.5 million, net of cash acquired, for the net assets of Rome, MEF and JRE and our 79.59% interest in dHybrid and incurred capital expenditures of $73.3 million. Net cash used by investing activities in the prior year period was driven by capital expenditures of $52.2 million partially offset by $24.3 million of proceeds from the sale of assets and the overall positive cash impact of acquisitions. During the nine months ended February 28, 2014, the Company paid $35.6 million for a 75% interest in Worthington Aritas and $17.9 million for an additional 10% interest in TWB. However, the overall impact to cash was an increase of $17.6 million, as TWB’s cash balance at the time of acquisition exceeded the cash paid for our additional 10% interest.

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

Financing Activities

Net cash used by financing activities was $96.8 million during the nine months ended February 28, 2015. During the first nine months of fiscal 2015, we repurchased 3,080,800 of our common shares for $98.3 million, of which $94.4 million was paid at quarter end, and paid dividends of $34.8 million on our common shares. Additionally, we received proceeds of $26.4 million during the nine months ended February 28, 2015 related primarily to borrowings against a $28.6 million five-year term loan credit facility entered into by our consolidated joint venture in Turkey on September 26, 2014.

As of February 28, 2015, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at February 28, 2015 were unchanged from those reported as of May 31, 2014.

At November 30, 2014, we had $100.0 million aggregate amount of unsecured floating rate senior notes outstanding due on December 17, 2014. We repaid these notes during December 2014 using a combination of cash on hand and borrowings available under our revolving credit facilities.

Common shares – The Board declared a quarterly dividend of $0.18 per common share during the first, second and third quarters of fiscal 2015 compared to $0.15 per common share during the comparable periods of fiscal 2014. Dividends paid on our common shares totaled $34.8 million and $21.0 million during the nine months ended February 28, 2015 and 2014, respectively. The increase was due to an accelerated cash dividend for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. As a result, no dividends were paid on our common shares during the first quarter of fiscal 2014.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares of which none remained available for repurchase at February 28, 2015. During the first nine months of fiscal 2015, 1,722,332 common shares were repurchased under this authorization.

On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares. During the first nine months of fiscal 2015, an aggregate of 1,358,468 common shares were repurchased under this authorization. At February 28, 2015, 8,641,532 shares remained available for repurchase under this authorization.

The common shares remaining available for repurchase under the June 25, 2014 authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II - Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2014 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements - NOTE H – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2015, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $12.0 million at February 28, 2015. We have also guaranteed the repayment of a $2.1 million term loan entered into by ArtiFlex, one of our unconsolidated joint ventures. In addition, we had in place $14.1 million of outstanding stand-by letters of credit for third-party beneficiaries as of February 28, 2015. These letters of credit were issued to third-party service providers and customers and had no amounts drawn against them at February 28, 2015. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In March 2013, amended accounting guidance was issued regarding the accounting for cumulative translation adjustment. The amended guidance specifies that a cumulative translation adjustment should be recorded to earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The amended guidance is effective prospectively for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2013. Early adoption is permitted. The adoption of this amended accounting guidance on June 1, 2014 did not have a material impact on our consolidated financial position or results of operations.

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

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $3.2 million.

During the second quarter of fiscal 2015, management committed to a plan to sell the assets of the Advanced Component Technologies, Inc. business within Engineered Cabs. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2.4 million. During the third quarter of fiscal 2015, the Company completed the sale of this business and recognized a gain of $313,000.

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s military construction business. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $1.2 million, which represents the remaining book value of the asset group.

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders. As all of the criteria for classification as assets held for sale were met, the net assets of the business were presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale of Worthington Nitin Cylinders during the second quarter of fiscal 2015, the Company reassessed the fair value of the business and determined that the remaining book value should be written off resulting in an impairment charge of $6.3 million.

During the fourth quarter of fiscal 2014, management committed to a plan to sell certain non-core Steel Processing assets. As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheets as of February 28, 2015 and May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale, the Company reassessed the fair value of the business resulting in additional impairment charges totaling $3.1 million during fiscal 2015.

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

During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs operating segment was necessary. This conclusion was based on certain indicators of impairment, including the decision to close the Company’s unprofitable Engineered Cabs facility in Florence, South Carolina, and significant downward revisions to forecasted cash flows as a result of continued weakness in the mining and agricultural end markets and higher than expected manufacturing costs.

Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs operating segment for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of the undiscounted future cash flows for both the customer relationship intangible asset and the property, plant and equipment of the Florence facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values, resulting in impairment charges of $22.4 million for the customer relationship intangible asset and $14.3 million for the property, plant and equipment of the Florence asset group during the third quarter of fiscal 2015.

In addition to the above, the Company also determined that sufficient indicators of potential impairment existed to require an interim goodwill analysis of the Engineered Cabs operating segment. A comparison of the fair value of the Engineered Cabs operating segment, determined using discounted cash flows, to its carrying value indicated potential goodwill impairment. After a subsequent review of the fair value of the net assets of Engineered Cabs, it was determined that the implied fair value of goodwill was $0 and as a result the entire $44.9 million goodwill balance was written-off during the third quarter of fiscal 2015.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2015). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2015) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 28, 2015:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2014	-	-	-	10,631,532
January 1-31, 2015	1,100,000	$27.62	1,100,000	9,531,532
February 1-28, 2015	890,000	$29.53	890,000	8,641,532

Total	1,990,000	$28.46	1,990,000

(1)

On June 29, 2011, Worthington Industries, Inc. announced that the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. At February 28, 2015, no common shares remained available for purchase under this authorization. On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares, which Worthington Industries, Inc. announced on June 26, 2014. At February 28, 2015, 8,641,532 common shares remained available for repurchase under this authorization. The common shares available for repurchase under the this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations and general economic conditions. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1	Amendment No. 17 to Receivables Purchase Agreement, dated as of January 16, 2015, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator *

10.2	Amendment No. 7, dated as of January 16, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Advanced Component Technologies, Inc., Worthington Cylinders Mississippi, LLC, The Worthington Steel Company (a North Carolina corporation) and Worthington Steel Company of Kentucky, L.L.C., and Worthington Receivables Corporation *

10.3	Amendment No. 8, dated as of February 18, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation *

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 28, 2015 and May 31, 2014;
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2015 and February 28, 2014;
(iii)	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 28, 2015 and February 28, 2014;
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2015 and February 28, 2014; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2015	By:	/s/ B. Andrew Rose
B. Andrew Rose, Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1

Amendment No. 17 to Receivables Purchase Agreement, dated as of January 16, 2015, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Filed herewith

10.2

Amendment No. 7, dated as of January 16, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Advanced Component Technologies, Inc., Worthington Cylinders Mississippi, LLC, The Worthington Steel Company (a North Carolina corporation) and Worthington Steel Company of Kentucky, L.L.C., and Worthington Receivables Corporation

Filed herewith

10.3	Amendment No. 8, dated as of February 18, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at February 28, 2015 and May 31, 2014;

(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2015 and February 28, 2014;

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 28, 2015 and February 28, 2014;

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2015 and February 28, 2014; and

(v)	Notes to Consolidated Financial Statements.