Form 10-K
period 2015-05-31
WORTHINGTON INDUSTRIES INC
filed 2015-07-30
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Large accelerated filer  ☑       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller reporting company  ☐

                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No  ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 28, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,784,231,417. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 24, 2015, the number of Common Shares issued and outstanding was 65,408,865.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 24, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I –Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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

•	the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for our and our customers’ inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
•	expectations for increasing volatility or improving and sustaining earnings, earnings potential, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

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

iii

PART I

Item 1. – Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”). Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; steel and fiberglass tanks and processing equipment primarily for the oil and gas industry; cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; engineered cabs and operator stations and cab components; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings.

Worthington is headquartered at 200 Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 438-3210. The common shares of Worthington Industries are traded on the New York Stock Exchange under the symbol WOR.

Worthington Industries maintains an Internet web site at www.worthingtonindustries.com. This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ web site into this Annual Report on Form 10-K. Worthington Industries’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Worthington Industries’ definitive annual meeting proxy materials filed pursuant to Section 14 of the Exchange Act, are available free of charge, on or through the Worthington Industries web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Segments

As of May 31, 2015, we, together with our unconsolidated affiliates, operated 83 manufacturing facilities in 26 states and 11 countries. A total of 33 of these facilities are operated by wholly-owned and consolidated subsidiaries of the Company. The remaining facilities are operated by our consolidated and unconsolidated joint ventures.

Our operations are managed principally on a products and services basis and are comprised of three primary operating segments which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. The Steel Processing operating segment consists of the Worthington Steel business unit (“Worthington Steel”) which operates 12 main facilities; Precision Specialty Metals, Inc. (“PSM”), a specialty stainless processor located in Los Angeles, California; and Worthington Steelpac Systems, LLC (“SteelPac”), which designs and manufactures recyclable steel packaging solutions for the movement of products; and also includes two consolidated joint ventures: Spartan Steel Coating, LLC (“Spartan”), which operates a cold-rolled hot dipped galvanizing line in Monroe, Michigan; and TWB Company, L.L.C. (“TWB”), which operates a laser welded blank business headquartered in Monroe, Michigan. The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”) which operates 17 main facilities, and also includes three consolidated joint ventures: India-based Worthington Nitin Cylinders Limited (“Worthington Nitin Cylinders”), a manufacturer of high-pressure, seamless steel cylinders; Turkey-based Worthington Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas,”), a manufacturer of cryogenic pressure vessels for LNG and other gas storage applications; and Utah-based dHybrid Systems, LLC (“dHybrid”), a manufacturer of CNG fuel systems for large trucks. The Engineered Cabs operating segment consists of the Worthington Industries Engineered Cabs business unit (“Engineered Cabs”), formerly Angus Industries, Inc. Engineered Cabs operates 3 main facilities.

Our remaining operating segments include Construction Services and Worthington Energy Innovations (“WEI”), which are disclosed in the Other category for segment reporting purposes, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is the activity related to the wind down of Construction Services.

We hold equity positions in 13 active joint ventures, which are further discussed in the Joint Ventures section below. Of these, six are consolidated with their operating results reported within our reportable business segments as follows: Spartan and TWB in Steel Processing; dHybrid, Worthington Aritas and Worthington Nitin Cylinders in Pressure Cylinders; and WEI in Other.

During the fiscal year ended May 31, 2015 (“fiscal 2015”), the Steel Processing, Pressure Cylinders and Engineered Cabs operating segments served approximately 1,000, 4,500, and 100 customers, respectively, located primarily in the United States. Foreign operations accounted for approximately 6% of consolidated net sales during fiscal 2015 and were comprised primarily of sales to customers in Europe. No single customer accounted for over 10% of consolidated net sales in fiscal 2015.

Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Segment Data” of this Annual Report on Form 10-K for a full description of our reportable business segments.

Recent Developments

On July 31, 2014, the Company acquired the assets of James Russell Engineering Works, Inc. (“JRE”) for cash consideration of $1.6 million. The JRE business manufactures aluminum and stainless steel cryogenic transport trailers used for hauling liquid oxygen, nitrogen, argon, hydrogen and LNG for producers and distributors of industrial gases and LNG. The acquired assets became part of our Pressure Cylinder operating segment upon closing.

On August 1, 2014, the Company acquired the assets of Midstream Equipment Fabrication LLC (“MEF”) for cash consideration of $38.4 million and the assumption of certain liabilities. The MEF business manufactures patented horizontal heated and high pressure separators used to separate oilfield fluids and gas. The acquired assets became part of our Pressure Cylinder operating segment upon closing.

On October 20, 2014, we acquired a 79.59% ownership interest in dHybrid, a manufacturer of CNG systems for large trucks, for total consideration of $15.9 million, including contingent consideration with an estimated fair value of $4.0 million, and the assumption of certain liabilities. The remaining 20.41% was retained by a founding member. The acquired business became part of our Pressure Cylinders operating segment upon closing.

On November 13, 2014, the Company’s consolidated laser welded blank joint venture, TWB, opened a new facility in Cambridge, Ontario. The facility will initially operate one laser welding line with the capacity to produce two million tailor welded blanks per year.

On January 16, 2015, the Company acquired the assets of Rome Strip Steel Company, Inc. (“Rome Strip Steel”) for cash consideration of $54.5 million after an adjustment for estimated working capital. Located in Rome, New York, the Rome Strip Steel business manufactures cold rolled steel to extremely tight tolerances. The acquired assets became part of our Steel Processing operating segment upon closing.

On January 30, 2015, the Company sold the Advanced Component Technologies, Inc. (“ACT”) business within Engineered Cabs located in Northwood, Iowa.

On March 6, 2015, WAVE, Worthington’s joint venture with Armstrong World Industries, Inc., acquired the Axiom® and Serpentina® ceiling system manufacturing capabilities from Fry Reglet Corporation.

On March 24, 2015, the Company announced its decision to close its Engineered Cabs facility in Florence, South Carolina, and a workforce reduction in several oil and gas equipment locations due to slowing demand. These decisions led to non-cash impairment charges of $81.6 million for goodwill and other long-lived assets in Engineered Cabs and a restructuring charge of $2.2 million for the estimated severance expense covering those affected by the workforce reductions within Pressure Cylinders.

On April 23, 2015, the Company amended its five-year, revolving credit facility, increasing commitments under the facility by $75.0 million, to a total of $500.0 million, and extending the maturity by three years to April 2020.

On May 1, 2015, the Company sold the operating assets and real property related to its Pressure Cylinders facility in New Albany, Mississippi, which manufactures impact extruded steel and aluminum components and high pressure aluminum cylinders. These assets were sold to companies affiliated with Thunderbird LLC, for an aggregate sale price of approximately $8.4 million.

On June 26, 2015, the Company announced the closure of its stainless steel business, PSM. The Company is in the process of winding down operations and expects to complete the exit of the facility by December 2015. The Company estimates that the closure will result in restructuring charges in the range of $1.0 million to $1.5 million, primarily due to severance costs.

Steel Processing

Our Steel Processing operating segment consists of the Worthington Steel business unit, which includes PSM and SteelPac and our consolidated joint ventures, Spartan and TWB. For fiscal 2015, fiscal 2014, and fiscal 2013, the percentage of consolidated net sales generated by Steel Processing was approximately 63%, 62%, and 61%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

The Steel Processing operating segment, including Spartan and TWB, operates 21 manufacturing facilities located in Ohio (6), Mexico (4), Alabama (2), Indiana (2), Michigan (2), and one each in California, New York, Pennsylvania, Tennessee and Canada.

Our Steel Processing operating segment serves approximately 1,000 customers, principally in the agricultural, appliance, automotive, construction, hardware, HVAC, lawn and garden, leisure and recreation, office furniture, office equipment, container, and aerospace markets. Automotive-related customers have historically represented approximately half of Steel Processing’s net sales. No single customer represented greater than 10% of Steel Processing’s net sales during fiscal 2015.

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

Pressure Cylinders

The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and three consolidated joint ventures: India-based Worthington Nitin Cylinders, a manufacturer of high-pressure, seamless steel cylinders for CNG and other industrial gas storage applications; Worthington Aritas, one of Europe’s leading cryogenic technology companies for LNG and other gas storage applications; and dHybrid, which manufactures CNG fuel systems for large trucks out of a facility in Salt Lake City, Utah. The percentage of consolidated net sales generated by Pressure Cylinders was approximately 30% in each of fiscal 2015, fiscal 2014 and fiscal 2013.

Our Pressure Cylinders operating segment manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, and oil and gas equipment along with various accessories and related products for diversified end-use market applications. The following is a description of these markets:

•

Industrial Products: This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas cylinders, hand torch cylinders and joining products such as solder and brazing rods and other specialty products. Cylinders in these markets are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial cylinders hold fuel for uses such as cutting, brazing and soldering, semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Specialty products include a variety of fire suppression and chemical tanks.

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand held torches and accessories, and Balloon Time® helium-filled balloon kits. These products are sold primarily to mass merchandisers and distributors.

•

Alternative Fuels: This market sector includes composite and steel cylinders for containment of CNG and hydrogen for automobiles, buses, and light-duty trucks, propane/autogas cylinders for automobiles and light- and medium-duty trucks, as well as CNG fuel systems for buses, refuse and heavy-duty trucks.

•

Oil and Gas Equipment: This market sector includes steel and fiberglass storage tanks, separation equipment, controls and other products primarily used in the energy markets, including oil and gas and nuclear. This sector also includes hoists and other marine products which are used principally in shipyard lift systems. This sector also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial and agricultural end markets. This market sector was formed in fiscal 2013 as a result of the acquisition of Westerman, Inc. on September 17, 2012, and also include the assets acquired from Palmer Mfg. & Tank, Inc, Steffes Corporation and MEF.

•

Cryogenics: This market sector includes cryogenic equipment systems, and service for the transportation, storage and use of liquefied gases such as LNG and industrial gases such as liquid nitrogen, oxygen, argon, and hydrogen. Key end markets include LNG storage and transportation, LNG onboard fueling for marine applications, and storage and transportation of industrial gases for manufacturing and healthcare. Pressure Cylinders entered this sector through new product development of industrial gas cryogenic cylinders, its joint venture with Aritas in Istanbul, Turkey which focuses on highly engineered tanks and systems, and the acquisition of cryogenic trailer manufacturer, JRE, based in Boston.

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment serves approximately 4,500 customers. No single customer represented greater than 10% of net sales for the Pressure Cylinders operating segment during fiscal 2015.

The Pressure Cylinders operating segment, including the Worthington Nitin Cylinders, Worthington Aritas and dHybrid consolidated joint ventures, operates 20 manufacturing facilities located in California, Kansas (2), Massachusetts, North Carolina, North Dakota, Ohio (5), Oklahoma, Utah, Wisconsin, Austria, India, Poland (2), Portugal and Turkey.

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

Worthington Cylinders has one principal domestic competitor in the low-pressure non-refillable refrigerant market and one principal domestic competitor in the low-pressure LPG cylinder market. There are also several foreign competitors in these markets. We believe that Worthington Cylinders has the largest market share in its domestic low-pressure cylinder markets. In the other cylinder markets, there are several competitors. We believe that Worthington Cylinders is a leading supplier to the European markets for LNG vessels and for both the high-pressure cylinders and the low-pressure non-refillable cylinders. Worthington Cylinders generally has a strong competitive position for its industrial, energy, retail and specialty products, but competition varies on a product-by-product basis, and geographically for energy products. As with our other operating segments, competition is based upon price, service and quality.

The Pressure Cylinders operating segment uses the trade name “Worthington Cylinders” to conduct business and the registered trademark “Balloon Time®” to market helium-filled balloon kits; the registered trademark “Bernzomatic®” to market certain fuel cylinders and hand held torches; the trademark “WORTHINGTON PRO-GRADE” to market certain LPG cylinders, hand torches and camping fuel cylinders; and the registered trademarks “MAP-PRO®” and “Pro-Max®” to market certain hand torch cylinders. During the second quarter of fiscal 2014, the Company committed to a re-branding initiative to brand substantially all of our businesses under the Worthington Industries name. In connection with the branding strategy, the Company discontinued the use of non-Worthington trade names except for retail brand names such as those referenced above and those related to our joint ventures.

In connection with the acquisition of the propane fuel cylinders business of The Coleman Company, Inc. (“Coleman Cylinders”) in fiscal 2012, we executed a trademark license agreement whereby we are required to make minimum annual royalty payments of approximately $2.0 million in exchange for the exclusive right to use certain Coleman trademarks within the United States and Canada in connection with our operation of the acquired business.

Engineered Cabs

The Engineered Cabs operating segment consists of the Worthington Industries Engineered Cabs business unit, formerly Angus Industries, Inc., which was acquired on December 29, 2011. For fiscal 2015, fiscal 2014, and fiscal 2013, the percentage of consolidated net sales generated by Engineered Cabs was approximately 6%, 7%, and 9%, respectively.

Engineered Cabs is headquartered in Columbus, Ohio and operates three primary manufacturing facilities, one in each South Carolina, South Dakota and Tennessee, which are located near key assembly locations of original equipment manufacturers. The Company is in the process of closing its facility in Florence, South Carolina. The majority of the business will be moved to the facility in Greeneville, Tennessee.

Engineered Cabs is a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications for heavy mobile equipment used primarily in the agricultural, construction, forestry, mining, military, and various other industries. Engineered Cabs’ product design, engineering support and broad manufacturing capabilities enable it to produce cabs and structures used in products ranging from small utility equipment to the large earthmovers.

In addition to its engineered cab products, this operating segment has the capability to provide a full suite of complementary products such as machined structural components, complex and painted weldments, engine doors, boom components and complete frames. Engineered Cabs has the manufacturing capability for:

•	Steel laser cutting;

•	Steel bending and forming;

•	Roll-form tube curving and bending;

•	Machining;

•	Welding – robotic and manual;

•	Automated steel product cleaning and E-coating;

•	Top coat painting; and

•	Assembly.

Engineered Cabs produces products for over 150 different equipment platforms for approximately 100 customers. For fiscal 2015, Engineered Cabs’ top three customers represented approximately 78% of the operating segment’s total net sales. Its production levels can run from small and medium production volumes through high volume productions.

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

Key supplies for this operating segment include steel sheet and plate, stampings, steel tubing, hardware, controls, wiper systems, glazing materials (glass, polycarbonate), perishables (paint, urethane, caulk), electrical materials, HVAC systems and aesthetic materials (acoustical trim, plastics, foam), which are available from a variety of sources.

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure, as well as other corporate-related entities.

Construction Services.    The Company is in the process of winding down its Military Construction business unit, whose operations involve the supply and construction of single family housing, with a focus on military housing.

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

Financial Information About Geographic Areas

For fiscal 2015, our foreign operations represented 6% of consolidated net sales, (2)% of pre-tax earnings attributable to controlling interest and 14% of consolidated net assets. During fiscal 2015, fiscal 2014 and fiscal 2013, we had consolidated operations in Austria, Canada (through February 2014), the Czech Republic (through October 2012), India, Mexico (beginning July 2013), Poland, Portugal, Turkey (beginning January 2014) and the United States. During these same three fiscal years, our unconsolidated joint ventures had operations in China, France, Mexico, Spain (through December 2013), the United Kingdom and the United States. Summary information about our foreign operations, including net sales and fixed assets by geographic region, is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” and “Note N – Segment Data” of this Annual Report on Form 10-K.

Suppliers

The primary raw material purchased by Worthington is steel. We purchase steel in large quantities at regular intervals from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. During fiscal 2015, we purchased approximately 2.2 million tons of steel (83% hot-rolled, 13% cold-rolled and 4% galvanized) on a consolidated basis. In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders. The Pressure Cylinders and Engineering Cabs operating segments purchase steel to meet production schedules. For certain raw materials, there are more limited suppliers – for example, helium and zinc, which are generally purchased at market prices. Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2015, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Corporation; ArcelorMittal; Essar Steel Algoma Inc.; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc.; and United States Steel Corporation (“U.S. Steel”). Major suppliers of aluminum to the Pressure Cylinders operating segment in fiscal 2015 were, in alphabetical order: Alcoa; DK Tech Co; Rio Tinto Alcan; and Sapa Group. Major suppliers of zinc to the Steel Processing operating segment were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Glencore Ltd; Teck Cominco Limited; and U.S. Zinc. Approximately 34 million pounds of zinc were purchased in fiscal 2015. We believe our supplier relationships are good.

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

Employees

As of May 31, 2015, we had approximately 10,500 employees, including those employed by our unconsolidated joint ventures. Approximately 6% of these employees are represented by collective bargaining units. Worthington believes it has good relationships with its employees, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, we participate in six consolidated and seven unconsolidated joint ventures.

Consolidated

The results of the following six consolidated joint ventures have been consolidated with the financial results of the Company since the respective dates on which the Company acquired majority ownership. The equity owned by the minority members is shown as noncontrolling interests on our consolidated balance sheets and their portions of net earnings are included as net earnings attributable to noncontrolling interests in our consolidated statements of earnings.

•

dHybrid is a 79.59%-owned consolidated joint venture with M&M Residual, LLC that manufactures CNG fuel systems for large trucks out of a facility in Salt Lake City, Utah. dHybrid’s financial results are consolidated within Pressure Cylinders.

•

Spartan is a 52%-owned consolidated joint venture with AK Steel Corporation (as successor to Severstal Dearborn LLC), located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. Spartan’s financial results are consolidated within Steel Processing.

•

TWB is a 55%-owned consolidated joint venture with a subsidiary of Wuhan Iron and Steel Company (“WISCO”). It is a leading North American supplier of laser welded blanks, laser welded coils and other laser welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars. TWB operates facilities in Monroe, Michigan; Prattville, Alabama; and Smyrna, Tennessee as well as in Puebla, Ramos Arizpe (Saltillo), Hermosillo and Silao, Mexico; and Cambridge, Ontario, Canada. TWB’s financial results have been consolidated within Steel Processing since July 31, 2013, when we increased our ownership interest from 45% to 55%. For periods prior to the acquisition date, our portion of the equity in the net income of TWB was included within equity in the net income of unconsolidated affiliates.

•

WEI is a 75%-owned consolidated joint venture with Tom E. Kiser (20%) and Stonehenge Structured Finance Partners, LLC (5%) (together referred to as “WEI Partners”), with offices in Fremont and Columbus, Ohio. WEI is an Energy Services Company that develops cost-effective energy solutions for entities in North America and Asia. Once these solutions are implemented, WEI monitors, verifies and guarantees these energy saving solutions. WEI’s financial results are reported within the Other category for segment reporting purposes.

•

Worthington Nitin Cylinders is a 60%-owned consolidated joint venture based in Visakhapatnam, India with Nitin Fire Protection Industries Limited (“Nitin Fire”). Worthington Nitin Cylinders manufactures high-pressure, seamless steel cylinders for CNG and other industrial gas storage applications. Worthington Nitin Cylinders’ financial results are consolidated within Pressure Cylinders. During the fourth quarter of fiscal 2014, management committed to plans to sell its interest in Worthington Nitin Cylinders and actions to locate a buyer are ongoing. However, the joint venture is no longer manufacturing cylinders and the investment has been entirely written off.

•

Worthington Aritas is a 75%-owned consolidated joint venture based in Turkey. Worthington Aritas is one of Europe’s leading cryogenic technology companies for LNG and other gas storage applications. Its financial results have been consolidated within Pressure Cylinders since January 24, 2014.

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

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of Armstrong World Industries, Inc., is one of the three largest global manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets. It competes with the two other global manufacturers and numerous smaller manufacturers. WAVE operates ten facilities in five countries: Santa Fe Springs, California; Alpharetta, Georgia; Aberdeen, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Qingpu, Shanghai, China; Sittingbourne and Team Valley, United Kingdom; Prouvy, France; and Marval, Pune, India.

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

•

Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd, a 10%-owned unconsolidated joint venture with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc., is based in Pinghu City, Zhejiang, China. The joint venture is constructing a facility that will produce cold-rolled strip steel, primarily for the automotive industry.

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

Item 1A. – Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “PART II – Item 7.– Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K. These risks are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

Risks Related to Our Business

Economic or Industry Downturns and Weakness

Our industries are cyclical and weakness or downturns in the economy or certain industries could have an adverse effect on our business.    The overall general economic conditions, both domestically and globally, have improved from the lows reached during the recession, but they are not strong. The automotive market has rebounded, and the construction market is improving. However, global economic conditions, particularly in Europe, remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, could deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

If the price of natural gas and/or oil prices remain low or decline further, the demand for products in our oil and gas equipment business could be adversely affected.    Volatility or weakness in oil prices or natural gas prices, or the perception of future price weakness, affects the spending patterns of our customers within the oil and gas equipment business. This has resulted and may continue to result in the drilling of fewer wells or lower production spending on existing wells, lowering demand for our oil and gas equipment products and negatively impacting our results of operations and financial condition.

The automotive and construction industries account for a significant portion of our net sales, and reduced demand from these industries could adversely affect our business.    An overall downturn in the economy, a disruption in capital and credit markets, high unemployment, reduced consumer confidence or other factors could cause reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. If demand for the products we sell to the automotive, construction or other end markets which we supply were to be reduced, this could negatively affect our sales, financial results and cash flows.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our business.    In past years, some customers have experienced and some continue to experience challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in changes within the markets we serve, including plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that these customers may delay or default on their payment obligations to us. Should the economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

Volatility in the United States and worldwide capital and credit markets could impact our end markets and result in negative impacts on demand, increased credit and collection risks and other adverse effects on our business.    The domestic and worldwide capital and credit markets have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors caused diminished availability of credit and other capital in our end markets, and for participants in, and the customers of, those markets. Although domestic credit markets have largely stabilized from the height of the financial crisis, the effects of the financial crisis continue to present additional risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, stricter lending standards may make it more difficult and costly for some firms to access the credit markets. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facilities. In addition, restricted access to the credit markets could make it difficult, or in some cases, impossible for customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

Raw Material Pricing and Availability

Our operating results may be adversely affected by declining steel prices.    If steel prices or other raw material prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials then on hand to complete orders for which the selling prices have decreased. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current market pricing.

Our operating results may be affected by fluctuations in raw material prices, and we may be unable to pass on increases in raw material costs to our customers.    Our principal raw material is flat-rolled steel, which we

purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors described in the immediately preceding paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Many of our key industries, such as automotive, construction and heavy mobile equipment, are cyclical in nature.    Many of our key industries, such as automotive, oil and gas, construction and heavy mobile equipment, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general United States or worldwide economy and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our business.

Significant reductions in sales to any of the Detroit Three automakers could have a negative impact on our business.    More than half of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and FCA US LLC (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers could negatively impact our business. Since 2011, automobile producers have begun taking steps toward complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America. Certain automakers have announced that they will use greater amounts of aluminum and smaller proportions of steel in some new models.

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

If increased government mileage standards for automobiles result in the substitution of other materials for steel, demand for our products could be negatively impacted, which could have an adverse effect on our financial results.    Due to government requirements that manufacturers increase the fuel efficiency of automobiles, the automobile industry is exploring alternative materials to steel to decrease weight. The substitution of lighter weight material for steel in automobiles could adversely affect prices and demand for our steel products.

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

We depend on third parties for freight services, and increases in costs or the lack of availability of freight services can adversely affect our operations.    We rely primarily on third parties for transportation of our products as well as delivery of our raw materials, primarily by truck. If, due to lack of freight services, raw materials are not delivered to us in a timely manner, we may be unable to manufacture and deliver our products to meet customer demand. Likewise, if due to lack of freight service, we cannot deliver our products in a timely manner, it could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our results of operations.

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

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Poland and Portugal and joint venture facilities in China, France, India, Mexico, Turkey and the United Kingdom, and are

active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; currency rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, the global recession and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors have resulted in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the Economic or Industry Downturns and Weakness risk factors herein for additional information concerning the impact of the global recession and the volatility of capital and credit markets on our business.

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

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.    Many of our operations are capital intensive. For the

five-year period ended May 31, 2015, our total capital expenditures, including acquisitions and investment activity, were approximately $210.3 million. Additionally, as of May 31, 2015, we were obligated to make aggregate lease payments of $38.5 million under operating lease agreements. Our business also requires expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing business. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

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

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries.    Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Industries’ outstanding voting power. Approximately 27% of our outstanding common shares are beneficially owned, directly or indirectly, by John P. McConnell, our Chairman of the Board and Chief Executive Officer. As a result of his beneficial ownership of our common shares, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which our shareholders may vote.

Key Employees

If we lose senior management or other key employees, our business may be adversely affected.    Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. The loss of any of these individuals or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations or prospects. Our future success will also depend, in part, on our ability to attract and retain qualified personnel, such as engineers and other skilled technicians, who have experience in the application of our products and are knowledgeable about our business, markets and products. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. We have not entered into any formal employment agreements or change in control agreements with our executive officers, and the loss of any member of our management team could adversely impact our business and operations. Additionally, we may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks.

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

Legislation, regulations or other events which could adversely affect the ability or cost to recover natural gas or oil may negatively affect our business.    In recent years, increasing amounts of oil and natural gas have been produced through the hydraulic fracking process throughout the United States and North America. This has resulted in decreasing energy costs, particularly for natural gas and similar energy products. This reduction has helped lower energy costs for U.S. businesses. Also, some of our recent acquisitions supply products which are used by companies engaged in hydraulic fracking. If legislation, regulations or other events limit the ability to recover such fuels through hydraulic fracking or increase the cost thereof, it could have a negative impact on our business, the U.S. economy and U.S. businesses in general, which could result in decreased demand for our products or otherwise negatively impact our business.

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

Seasonality

Our operations have been subject to seasonal fluctuations that may impact our cash flows for a particular period.    Historically our sales are generally strongest in the fourth quarter of the fiscal year when all of our business segments are normally operating at seasonal peaks, and our sales are generally weaker in the third quarter of the fiscal year, primarily due to reduced activity in the building and construction industry as a result of the colder, more inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays. Our quarterly results may also be affected by the timing of large customer orders. Consequently, our cash flow from operations may fluctuate significantly from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may be unable to service our indebtedness or maintain compliance with certain covenants under our credit facilities. A default under any of the documents governing our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our lenders to declare the amounts outstanding to be immediately due and payable and to exercise certain other remedies.

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

Item 1B. – Unresolved Staff Comments

None.

Item 2. – Properties.

General

Our principal corporate offices are located in an office building in Columbus, Ohio, containing approximately 117,700 square feet, which also house the principal corporate offices of our Pressure Cylinders, Engineered Cabs and Construction Services operating segments. We purchased this office building on June 22, 2012, and are in the process of completing a renovation of the building. Our Steel Processing corporate offices are located in an office building next to the principal corporate offices that contain approximately 30,000 square feet of leased space. We also own three facilities used for administrative and medical purposes in Columbus, Ohio, containing an aggregate of approximately 166,000 square feet. As of May 31, 2015, we owned or leased a total of approximately 7,900,000 square feet of space for our operations, of which approximately 6,900,000 square feet (7,300,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to 10 years. For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note R – Operating Leases” of this Annual Report on Form 10-K. We believe the distribution and office facilities provide adequate space for our operations and are well maintained and suitable.

Excluding our 13 active joint ventures, we operate 33 manufacturing facilities and 11 warehouses. These facilities are well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

Our wholly-owned operations within Steel Processing operate a total of twelve manufacturing facilities, nine of which are owned by the Company and contain approximately 2,500,000 square feet, and three of which are leased and contain approximately 300,000 square feet. These facilities are located in Alabama, California, New York, Indiana (2), Ohio (6), and Pennsylvania. This operating segment also owns one warehouse in Ohio, containing approximately 110,000 square feet, and one warehouse in California, containing approximately 60,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

Our wholly-owned operations within Pressure Cylinders operate a total of 17 manufacturing facilities, 15 of which are owned by the Company and contain a total of approximately 2,000,000 square feet, and two that are leased and contain approximately 200,000 square feet. These facilities are located in California, Kansas (2), Massachusetts, Oklahoma, North Carolina, North Dakota, Ohio (5), Wisconsin, Austria, Poland (2) and Portugal. Pressure Cylinders also operates two warehouses, one in Austria and one in Poland, that are owned by the Company that contain a total of approximately 60,000 square feet, and two leased warehouses, both in Ohio, that contain a total of approximately 150,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Engineered Cabs

Engineered Cabs operates three manufacturing facilities owned by the Company that contain a total of approximately 800,000 square feet. These facilities are located in South Carolina, South Dakota, and Tennessee. This operating segment also has two leased warehouses, one in each of South Carolina and Tennessee, which contain a total of approximately 80,000 square feet. Engineered Cabs’ corporate offices are located in Columbus, Ohio.

Other

The Construction Services operating segment consists of the Military Construction business unit, which we are in the process of exiting. Construction Services operated one leased administrative facility in Tennessee, which contains a total of approximately 4,000 square feet. The Company also owns a manufacturing facility in Wooster, Ohio, that is subject to a lease agreement with our automotive body panels joint venture, ArtiFlex, and contains approximately 900,000 square feet.

Joint Ventures

As outlined below, our consolidated and unconsolidated joint ventures operate a total of 50 manufacturing facilities.

Consolidated

•

Spartan owns and operates one manufacturing facility in Monroe, Michigan; TWB operates eight manufacturing facilities, one owned facility located in Monroe, Michigan, and seven leased facilities located in Alabama, Tennessee, Canada, and Mexico (4); WEI leases one manufacturing facility in Fremont, Ohio; dHybrid operates one leased manufacturing facility located in Salt Lake City, Utah; Worthington Nitin Cylinders owns and operates a manufacturing facility in India; and Worthington Aritas operates one leased manufacturing facility near Istanbul, Turkey.

Unconsolidated

•	ArtiFlex operates six manufacturing facilities located in Michigan (3), Ohio (2) and Kentucky.

•	ClarkDietrich operates 13 manufacturing facilities, one each in Connecticut, Georgia, Hawaii, Illinois, and Maryland and two each in California, Ohio, Florida and Texas.

•	Samuel operates two steel pickling facilities in Ohio.

•	Serviacero Worthington operates three facilities in Mexico.

•

WAVE operates ten facilities in five countries, five of which are located in the United States (one each in California; Georgia; Maryland; Michigan; and Nevada). The remaining facilities are located in China, the United Kingdom (2), France, and India.

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

Item 4. – Mine Safety Disclosures

Not Applicable

Supplemental Item – Executive Officers of the Registrant

The following table lists the names, positions held and ages of the individuals serving as executive officers of the Registrant as of July 30, 2015.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	61	Chairman of the Board and Chief Executive Officer; a Director	1996
Mark A. Russell	52	President and Chief Operating Officer	2012
B. Andrew Rose	45	Executive Vice President and Chief Financial Officer	2008
Andrew J. Billman	47	President-Worthington Cylinder Corporation	2011
Dale T. Brinkman	62	Vice President-Administration, General Counsel and Secretary	2000
Terrance M. Dyer	48	Vice President-Human Resources	2012
Geoffrey G. Gilmore	43	President-The Worthington Steel Company	2012
Joseph B. Hayek	43	Vice President-Mergers and Acquisitions and Corporate Development	2014
John G. Lamprinakos	57	President-Worthington Industries Engineered Cabs	2013
Catherine M. Lyttle	56	Vice President-Communications and Investor Relations	2009
Richard G. Welch	57	Corporate Controller	2000
Virgil L. Winland	67	Senior Vice President-Manufacturing	2001

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

Joseph B. Hayek has served as Vice President-Mergers and Acquisitions and Corporate Development of Worthington Industries since April 2014. From June 2012 to April 2014, Mr. Hayek served as President of Sarcom, Inc., a value-added IT solutions provider which changed its name to PCM Sales, Inc. in January 2013. From March 2008 to June 2012, he served as Executive Vice President of corporate development of PCM Inc., a provider of IT products, services and solutions. Prior to March 2008, Mr. Hayek served for eight years in the investment banking industry with Raymond James.

John G. Lamprinakos has served as President of Worthington Industries Engineered Cabs since June 2013. From December 2004 to July 2013, Mr. Lamprinakos served as President and Chief Executive Officer of our WAVE joint venture in Malvern, Pennsylvania. Before joining WAVE, Mr. Lamprinakos spent 24 years at Worthington Cylinder Corporation, including as President from 2001 to 2003.

Catherine M. Lyttle has served as Vice President-Communications and Investor Relations of Worthington Industries since April 2009. She served as Vice President of Communications of Worthington Industries from January 1999 to April 2009. Ms. Lyttle served as Vice President of Marketing for the Columbus Chamber of Commerce from 1987 to September 1997 and as Vice President of JMAC Hockey from 1997 to 1999.

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

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of July 24, 2015, Worthington Industries had 5,772 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2015 and fiscal 2014, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2015 and fiscal 2014.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2015 Quarter Ended
August 31, 2014	$38.25	$43.85	$40.44	$0.18
November 30, 2014	$34.06	$40.99	$37.71	$0.18
February 28, 2015	$24.18	$38.36	$27.00	$0.18
May 31, 2015	$25.21	$28.77	$27.21	$0.18

Fiscal 2014 Quarter Ended
August 31, 2013	$31.35	$36.50	$33.33	$0.15
November 30, 2013	$33.16	$41.93	$41.93	$0.15
February 28, 2014	$37.39	$44.05	$39.86	$0.15
May 31, 2014	$35.70	$41.86	$40.30	$0.15

Dividends are declared at the discretion of Worthington Industries’ Board of Directors (the “Board”). The Board declared quarterly dividends of $0.18 per common share in fiscal 2015 and of $0.15 per common share in fiscal 2014. On June 24, 2015, the Board declared a quarterly dividend of $0.19 per common share for the first quarter of fiscal 2016, an increase of $0.01 per common share over the previous quarterly rate. This dividend is payable on September 29, 2015, to shareholders of record as of September 15, 2015.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2010, in Worthington Industries’ common shares and each index.

*	$100 invested on 5/31/10 in common shares or index. Assumes reinvestment of dividends when received. Fiscal year ended May 31.

	05/10	05/11	05/12	05/13	05/14	05/15
Worthington Industries, Inc.	$100.00	$151.99	$116.30	$251.98	$298.87	$205.87
S&P Midcap 400 Index	$100.00	$132.96	$124.85	$162.24	$191.52	$215.04
S&P 1500 Steel Composite Index	$100.00	$118.34	$78.32	$83.85	$100.20	$90.12

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2015, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2015, the S&P 1500 Steel Composite Index included 9 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: Allegheny Technologies Incorporated; A.M. Castle & Co.; Cliffs Natural Resources Inc.; Commercial Metals Company; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; United States Steel Corporation; and Worthington Industries, Inc.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2015:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2015	945,195	$26.42	945,195	7,696,337
April 1-30, 2015	150,192	$27.30	150,192	7,546,145
May 1-31, 2015 (2)	99,999	$27.34	-	7,546,145

Total	1,195,386	$26.61	1,095,387

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 25, 2014, Worthington Industries, Inc. announced that the Board authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 7,546,145 common shares were available under this repurchase authorization at May 31, 2015.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Consists of common shares surrendered in May 2015 to satisfy tax withholding obligations upon exercise of stock options and vesting of restricted common shares. These common shares were not counted against the 10,000,000 share repurchase authorization in effect throughout fiscal 2015 and discussed in footnote (1) above.

Item 6. – Selected Financial Data

	Fiscal Year Ended May 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
FINANCIAL RESULTS
Net sales	$3,384,234	$3,126,426	$2,612,244	$2,534,701	$2,442,624
Cost of goods sold	2,920,701	2,633,907	2,215,601	2,201,833	2,086,467

Gross margin	463,533	492,519	396,643	332,868	356,157
Selling, general and administrative expense	295,920	300,396	258,324	225,069	235,198
Impairment of goodwill and long-lived assets	100,129	58,246	6,488	355	4,386
Restructuring and other expense (income)	6,514	(2,912)	3,293	5,984	2,653
Joint venture transactions	413	1,036	(604)	(150)	(10,436)

Operating income	60,557	135,753	129,142	101,610	124,356
Miscellaneous income	795	16,963	1,452	2,319	597
Interest expense	(35,800)	(26,671)	(23,918)	(19,497)	(18,756)
Equity in net income of unconsolidated affiliates	87,476	91,456	94,624	92,825	76,333

Earnings before income taxes	113,028	217,501	201,300	177,257	182,530
Income tax expense	25,772	57,349	64,465	51,904	58,496

Net earnings	87,256	160,152	136,835	125,353	124,034
Net earnings attributable to noncontrolling interests	10,471	8,852	393	9,758	8,968

Net earnings attributable to controlling interest	$76,785	$151,300	$136,442	$115,595	$115,066

Earnings per share – diluted:
Net earnings per share attributable to controlling interest	$1.12	$2.11	$1.91	$1.65	$1.53

Depreciation and amortization	$85,089	$79,730	$66,469	$55,873	$61,058
Capital expenditures (including acquisitions and investments)	210,346	82,855	219,813	272,349	59,891
Cash dividends declared	48,308	41,816	36,471	33,441	29,411
Per common share	$0.72	$0.60	$0.52	$0.48	$0.40
Average common shares oustanding – diluted	68,483	71,664	71,314	70,252	75,409

FINANCIAL POSITION
Total current assets	$992,193	$1,198,922	$866,883	$914,239	$891,635
Total current liabilities	524,392	589,663	448,914	658,263	525,002

Working capital	$467,801	$609,259	$417,969	$255,976	$366,633

Total property, plant and equipment, net	$513,190	$498,861	$459,430	$443,077	$405,334
Total assets	2,085,142	2,296,381	1,950,857	1,877,797	1,667,249
Total debt	670,743	666,325	521,056	533,714	383,210
Total shareholders’ equity – controlling interest	749,112	850,812	830,822	697,174	689,910
Per share	$11.68	$12.62	$11.91	$10.27	$9.62
Common shares outstanding	64,141	67,408	69,752	67,906	71,684

The Company’s aluminum high-pressure cylinder business has been excluded since its disposal in May 2015. The Advanced Component Technologies, Inc. business has been excluded since its disposal in January 2015. The acquisition of the assets of Rome Strip Steel Company, Inc. has been reflected since January 2015. The operations of dHybrid Systems, LLC have been reflected since October 2014 when we acquired our 79.59% ownership interest. The acquisition of the assets of Midstream Equipment Fabrication LLC has been reflected since August 2014. The acquisition of the assets of James Russell Engineering Works, Inc. has been reflected since July 2014. The operations of the tank manufacturing division of Steffes Corporation have been reflected since their acquisition in March 2014. The operations of Worthington Aritas Basincli Kaplar Sanayi have been reflected since January 2014 when we acquired our 75% ownership interest. Our small and medium steel high pressure industrial gas and acetylene cylinders business in North America has been excluded from consolidated operating results since its disposition in November 2013. TWB Company, L.L.C. has been reflected since July 2013 when we acquired an additional 10% ownership interest bringing our total to 55%. The acquisition of the assets of Palmer Mfg. & Tank, Inc. has been reflected since April 2013. Our European air brake tank operations in Czech Republic have been excluded since their disposal in October 2012. Westerman, Inc. has been reflected since its acquisition in September 2012. Worthington Energy Innovations, formerly PSI Energy Solutions, LLC, has been reflected since March 2012 when we acquired our 75% ownership interest. Worthington Industries Engineered Cabs, formerly Angus Industries, Inc., has been reflected since its acquisition in December 2011. The propane fuel cylinders business of The Coleman Company, Inc. has been reflected since its acquisition in December 2011. STAKO sp. Z o.o. has been reflected since its acquisition in September 2011. The BernzOmatic business of Irwin Industrial Tool Company has been reflected since its acquisition in July 2011. Our Automotive Body Panels operations have been excluded from consolidated operating results since their deconsolidation in May 2011. Our Metal Framing operations have been excluded from consolidated operating results since their deconsolidation in March 2011.

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

Introduction

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”). Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products. Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; steel and fiberglass tanks and processing equipment primarily for the oil and gas industry; and cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; engineered cabs and operator stations and cab components; steel pallets and racks; and, through joint ventures, suspension grid systems for concealed and lay-in panel ceilings; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings. Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2015, excluding our joint ventures, we operated 33 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include Construction Services and Worthington Energy Innovations (“WEI”). The Company is in the process of exiting the businesses within Construction Services.

We also held equity positions in 13 active joint ventures, which operated 50 manufacturing facilities worldwide, as of May 31, 2015. Six of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining seven of these joint ventures are accounted for using the equity method.

Overview

Performance was mixed during fiscal 2015. The Company delivered overall sales growth of 8%; however, declining steel and oil prices and higher than expected manufacturing costs as a result of operational issues at certain locations in Engineered Cabs and Pressure Cylinders had a significant adverse impact on results. The falling price of steel resulted in significant inventory holding losses in Steel Processing. The downturn in oil and gas equipment markets depressed demand and combined with declines in industrial products to adversely impact Pressure Cylinders’ results. Continued operational issues at the Engineered Cabs facility in Florence, South Carolina, led to the decision to close the facility and triggered non-cash impairment charges totaling $83.9 million within Engineered Cabs, including $44.9 million for the full write off of goodwill.

Equity in net income of unconsolidated affiliates (“equity income”) was down 4% in fiscal 2015 to $87.5 million. The decline was primarily due to a $4.0 million decrease at Serviacero, which was negatively impacted by the falling price of steel, and a $4.1 million decrease at ClarkDietrich on lower volumes. Equity income from WAVE and ArtiFlex was higher than the prior year by $3.5 million and $3.4 million, respectively. We received cash distributions of $78.3 million from our unconsolidated affiliates during fiscal 2015.

Recent Business Developments

•

On July 31, 2014, the Company acquired the assets of James Russell Engineering Works, Inc. (“JRE”) for cash consideration of $1.6 million. The JRE business manufactures aluminum and stainless steel cryogenic transport trailers used for hauling liquid oxygen, nitrogen, argon, hydrogen and LNG for producers and distributors of industrial gases and LNG. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

•

On August 1, 2014, the Company acquired the assets of Midstream Equipment Fabrication LLC (“MEF”) for cash consideration of $38.4 million and the assumption of certain liabilities. The MEF business manufactures patented horizontal heated and high pressure separators used to separate oilfield fluids and gas. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

•

On October 20, 2014, we acquired a 79.59% ownership interest in dHybrid Systems, LLC (“dHybrid”), a manufacturer of CNG fuel systems for large trucks. The remaining 20.41% was retained by a founding member. The total purchase price was $15.9 million, which includes contingent consideration with an estimated fair value of $4.0 million. The acquired business became part of our Pressure Cylinders operating segment upon closing.

•

On November 13, 2014, the Company’s consolidated laser welded blank joint venture, TWB, opened a new facility in Cambridge, Ontario. The facility operates one laser welding line with the capacity to produce two million tailor welded blanks per year.

•

On January 16, 2015, the Company acquired the assets of Rome Strip Steel Company, Inc. (“Rome Strip Steel”) for cash consideration of $54.5 million after an adjustment for estimated working capital. Located in Rome, New York, Rome Strip Steel manufactures cold rolled steel to extremely tight tolerances. The acquired assets became part of our Steel Processing operating segment upon closing.

•	On January 30, 2015, the Company sold the Advanced Component Technologies, Inc. (“ACT”) business within Engineered Cabs located in Northwood, Iowa.

•	On March 6, 2015, WAVE, Worthington’s joint venture with Armstrong World Industries, acquired the Axiom® and Serpentina® ceiling system manufacturing capabilities from Fry Reglet Corporation.

•

On March 24, 2015, the Company announced its decision to close its Engineered Cabs facility in Florence, South Carolina, and a workforce reduction in several oil and gas equipment locations due to slowing demand. These decisions led to non-cash impairment charges of $81.6 million for goodwill and other long-lived assets in Engineered Cabs and a restructuring charge of $2.2 million for the estimated severance expense covering those affected by the workforce reductions within Pressure Cylinders.

•

On April 23, 2015, the Company amended its five-year, revolving credit facility, increasing commitments under the facility by $75.0 million, to a total of $500.0 million, and extending the maturity by three years to April 2020.

•

On May 1, 2015, the Company completed the sale of its aluminum high-pressure cylinder business in New Albany, Mississippi, for cash proceeds of $8.4 million. A loss of $3.3 million was recognized as a result of the transaction, including $1.9 million of allocated goodwill and a $664,000 accrual for expected severance costs.

•

On June 24, 2015, the Board declared a quarterly dividend of $0.19 per share, an increase of $0.01 per share from the previous quarterly rate. The dividend is payable on September 29, 2015 to shareholders of record on September 15, 2015.

•

On June 26, 2015, the Company announced the closure of its stainless steel business, Precision Specialty Metals, Inc. (“PSM”). The Company is in the process of winding down operations and expects to complete the exit of the facility by December 2015. The Company estimates that the closure will result in restructuring charges in the range of $1.0 million to $1.5 million, primarily due to severance costs.

•	During fiscal 2015, we repurchased a total of 4,176,187 common shares for $127.4 million at an average price of $30.50.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2015 and fiscal 2014 is illustrated in the following chart:

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

We use the following information to monitor our costs and demand in our major end markets:

	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
U.S. GDP (% growth year-over-year)[1]	2.5%	1.7%	2.2%	0.8%	-0.5%
Hot-Rolled Steel ($ per ton)[2]	$591	$651	$616	($60)	$35
Detroit Three Auto Build (000’s vehicles)[3]	9,078	9,020	8,557	58	463
No. America Auto Build (000’s vehicles)[3]	17,124	16,381	15,744	743	637
Zinc ($ per pound)[4]	$0.98	$0.86	$0.90	$0.12	($0.04)
Natural Gas ($ per mcf)[5]	$3.66	$4.08	$3.49	($0.42)	$0.59
On-Highway Diesel Fuel Prices ($ per gallon)[6]	$3.38	$3.92	$3.96	($0.54)	($0.04)

1 2014/2013 figures based on revised actuals    2 CRU Hot-Rolled Index; period average    3 IHS Global    4 LME Zinc; period average    5 NYMEX Henry Hub Natural Gas; period average    6 Energy Information Administration; period average

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

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results. When steel prices fall, which was the case during fiscal 2015, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2015, fiscal 2014, and fiscal 2013:

(Dollars per ton 1)	Fiscal Year
	2015	2014	2013
1st Quarter	$670	$627	$616
2nd Quarter	$651	$651	$622
3rd Quarter	$578	$669	$629
4th Quarter	$464	$655	$595
Annual Avg.	$591	$651	$616

1 CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during fiscal 2015. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During fiscal 2015, vehicle production for the Detroit Three automakers was up 1% and North American vehicle production as a whole increased 5%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2015 Compared to Fiscal 2014

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$3,384.2	100.0%	$3,126.4	100.0%	$257.8
Cost of goods sold	2,920.7	86.3%	2,633.9	84.2%	286.8

Gross margin	463.5	13.7%	492.5	15.8%	(29.0)
Selling, general and administrative expense	295.9	8.7%	300.4	9.6%	(4.5)
Impairment of goodwill and long-lived assets	100.1	3.0%	58.2	1.9%	41.9
Restructuring and other expense (income)	6.5	0.2%	(2.9)	-0.1%	9.4
Joint venture transactions	0.4	0.0%	1.0	0.0%	(0.6)

Operating income	60.6	1.8%	135.8	4.3%	(75.2)
Miscellaneous income	0.8	0.0%	16.9	0.5%	(16.1)
Interest expense	(35.8)	-1.1%	(26.7)	-0.9%	9.1
Equity in net income of unconsolidated affiliates	87.5	2.6%	91.5	2.9%	(4.0)
Income tax expense	(25.8)	-0.8%	(57.3)	-1.8%	(31.5)

Net earnings	87.3	2.6%	160.2	5.1%	(72.9)
Net earnings attributable to noncontrolling interests	(10.5)	-0.3%	(8.9)	-0.3%	1.6

Net earnings attributable to controlling interest	$76.8	2.3%	$151.3	4.8%	$(74.5)

Fiscal 2015 net earnings attributable to controlling interest decreased $74.5 million from fiscal 2014. Net sales and operating highlights were as follows:

•

Net sales increased $257.8 million over fiscal 2014. The increase was driven by the impact of acquisitions ($185.6 million) and higher volumes from existing customers ($123.7 million), partially offset by lower average selling prices ($51.5 million).

•

Gross margin decreased $29.0 million from fiscal 2014. The decrease was driven by declines in the oil and gas equipment and industrial products end markets in Pressure Cylinders, inventory holding losses in Steel Processing and higher manufacturing expenses, partially offset by contributions from recent acquisitions.

•

SG&A expense decreased $4.5 million from fiscal 2014 driven by lower profit sharing and bonus expense partially offset by the impact of acquisitions. In addition, the prior year period included a net pre-tax gain of $4.0 million for the favorable settlement of a legal dispute.

•

Impairment charges of $100.1 million consisted primarily of $83.9 million related to Engineered Cabs, including $44.9 million for the full write off of goodwill. Impairment charges in the comparable prior year period consisted primarily of $30.7 million related to the write off of certain trade name intangible assets as a result of a re-branding initiative and $19.0 million related to the Company’s 60%-owned consolidated joint venture in India. For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

•

Restructuring expense of $6.5 million consisted primarily of employee severance related to workforce reductions in our oil and gas equipment businesses ($2.2 million) and a net loss on the sale of the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi ($3.3 million). For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income)” of this Annual Report on Form 10-K.

•

Interest expense of $35.8 million was $9.1 million higher than the prior fiscal year. The increase was due to the impact of higher average debt levels and higher average interest rates resulting from an increase in the usage of long-term debt versus short-term debt. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K.

•

Equity income decreased $4.0 million from fiscal 2014 to $87.5 million. The decline was due to lower equity income at Serviacero as a result of lower steel prices ($4.0 million) and lower equity income at ClarkDietrich on lower volumes ($4.1 million), partially offset by increases at WAVE ($3.5 million) and ArtiFlex ($3.4 million). We received $78.3 million in cash distributions from our unconsolidated affiliates during fiscal 2015. All joint ventures posted positive results, led by WAVE and ArtiFlex, which contributed $70.6 million and $7.2 million of equity income, respectively. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense decreased $31.5 million from fiscal 2014 on lower earnings and an approximately $5.3 million benefit related to foreign tax credits, offset partially by favorable tax adjustments recorded in the prior year including $7.1 million associated with the acquisition of an additional 10% interest in TWB, $2.3 million associated with the write off of an investment in a foreign subsidiary, and $2.2 million of research and development credits.

Fiscal 2015 income tax expense reflects an effective tax rate attributable to controlling interest of 25.1% vs. 27.5% in fiscal 2014. The 25.1% rate is lower than the federal statutory rate of 35% primarily as a result of benefits from the qualified production activities deduction and the benefit related to foreign tax credits, offset partially by state and local income taxes. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Income Taxes” of this Annual Report on Form 10-K.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$2,145.7	100.0%	$1,936.1	100.0%	$209.6
Cost of goods sold	1,910.5	89.0%	1,683.7	87.0%	226.8

Gross margin	235.2	11.0%	252.4	13.0%	(17.2)
Selling, general and administrative expense	123.4	5.8%	129.7	6.7%	(6.3)
Impairment of long-lived assets	3.1	0.1%	7.1	0.4%	(4.0)
Restructuring and other income	-	0.0%	(3.4)	-0.2%	3.4

Operating income	$108.7	5.1%	$119.0	6.1%	$(10.3)

Material cost	$1,567.3		$1,392.0		$175.3
Tons shipped (in thousands)	3,510		3,282		228

Net sales and operating highlights were as follows:

•

Net sales increased $209.6 million over fiscal 2014. The increase was driven by the impact of acquisitions ($109.9 million), higher volumes from existing customers ($60.5 million) and higher average selling prices due to product mix ($39.2 million). Excluding the impact of TWB, the mix of direct versus toll tons processed was unchanged from fiscal 2014 at 56% to 44%.

•

Operating income decreased $10.3 million from fiscal 2014. Gross margin declined $17.2 million as a result of lower spreads between average selling prices and material cost due to the declining price of steel. SG&A expense declined $6.3 million as a result of lower profit sharing and bonus expense and a decrease in depreciation expense partially offset by the impact of acquisitions. Operating income in the current year included an impairment charge of $3.1 million compared to $7.1 million in the prior year. Impairment charges in both fiscal 2015 and fiscal 2014 related to the Company’s stainless steel business, PSM. Operating income in fiscal 2014 was also favorably impacted by a net restructuring gain of $3.4 million, which consisted of a $4.8 million gain on the sale of the Company’s Integrated Terminals warehouse facility in Detroit, Michigan, offset by $1.4 million of severance costs accrued in connection with the closure of the Company’s Baltimore steel facility.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$1,001.4	100.0%	$928.4	100.0%	$73.0
Cost of goods sold	783.8	78.3%	716.1	77.1%	67.7

Gross margin	217.6	21.7%	212.3	22.9%	5.3
Selling, general and administrative expense	141.1	14.1%	126.0	13.6%	15.1
Impairment of long-lived assets	11.9	1.2%	32.0	3.4%	(20.1)
Restructuring and other expense (income)	6.4	0.6%	(0.7)	-0.1%	7.1

Operating income	$58.2	5.8%	$55.0	5.9%	$3.2

Material cost	$474.3		$426.9		$47.4

Net sales by principal class of products:
Industrial Products	$438.0		$455.4		$(17.4)
Oil and Gas Equipment	231.1		153.5		77.6
Consumer Products	219.4		219.4		-
Alternative Fuels	94.2		93.0		1.2
Cryogenics	18.7		7.1		11.6

Total Pressure Cylinders	$1,001.4		$928.4		$73.0

Units shipped by principal class of products:
Industrial Products	31,705,116		33,623,049		(1,917,933)
Oil and Gas Equipment	10,246		8,201		2,045
Consumer Products	48,964,578		48,785,465		179,113
Alternative Fuels	431,954		442,685		(10,731)
Cryogenics	716		88		628

Total Pressure Cylinders	81,112,610		82,859,488		(1,746,878)

Net sales and operating highlights were as follows:

•

Net sales increased $73.0 million over fiscal 2014. The increase was driven by recent acquisitions ($81.3 million) and an increase in oil and gas equipment sales, partially offset by lower industrial products volume and the impact of foreign exchange on European sales.

•

Operating income increased $3.2 million from fiscal 2014. Gross margin increased $5.3 million on contributions from recent acquisitions partially offset by high manufacturing costs in certain oil and gas equipment locations and lower volume in industrial products. SG&A expense increased $15.1 million due to the impact of acquisitions and the favorable prior year impact of a $4.0 million net pre-tax litigation gain. Fiscal 2015 impairment charges of $11.9 million consisted of $6.4 million related to the Company’s 60%-owned consolidated joint venture in India, $3.2 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, and $2.3 million for the partial impairment of intangible assets related to our dHybrid joint venture. Impairment charges in the prior year consisted primarily of $19.0 million related to the Company’s 60%-owned consolidated joint venture in India and $11.6 million related to the write off of certain trade name intangible assets as a result of a re-branding initiative. Restructuring expense of $6.4 million consisted primarily of employee severance related to workforce reductions in our oil and gas equipment businesses ($2.2 million) and a net loss on the sale of the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi ($3.3 million).

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$193.0	100.0%	$200.5	100.0%	$(7.5)
Cost of goods sold	180.5	93.5%	177.3	88.4%	3.2

Gross margin	12.5	6.5%	23.2	11.6%	(10.7)
Selling, general and administrative expense	26.1	13.5%	30.6	15.3%	(4.5)
Impairment of goodwill and long-lived assets	83.9	43.5%	19.1	9.5%	64.8
Restructuring income	(0.3)	-0.2%	-	0.0%	(0.3)

Operating loss	$(97.2)	-50.3%	$(26.5)	-13.2%	$(70.7)

Material cost	$89.3		$90.9		$(1.6)

Net sales and operating highlights were as follows:

•

Net sales decreased $7.5 million from fiscal 2014. The decrease was driven by lower tooling revenue from startup programs and the January 2015 sale of the assets of Advanced Component Technologies, Inc.

•

Operating loss increased $70.7 million over fiscal 2014 on higher impairment charges, which were up $64.8 million. Excluding the impact of impairment charges, operating loss increased $6.0 million largely due to lower average selling prices and higher operating costs at the facility in Florence, South Carolina. Fiscal 2015 impairment charges consisted of $44.9 million for the full write off of goodwill and $39.0 million for other long-lived assets. Impairment charges in the prior year consisted of $19.1 million related to the write off of certain trade name intangible assets in connection with a re-branding initiative. For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category. The following table presents a summary of operating results for the Other category for the periods indicated:

	Fiscal Year Ended May 31,				Increase/ (Decrease)
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales
Net sales	$44.1	100.0%	$61.4	100.0%	$(17.3)
Cost of goods sold	45.9	104.1%	56.9	92.7%	(11.0)

Gross margin	(1.8)	-4.1%	4.5	7.3%	(6.3)
Selling, general and administrative expense	5.3	12.0%	14.1	23.0%	(8.8)
Impairment of long-lived assets	1.2	2.7%	-	0.0%	1.2
Restructuring and other expense	0.3	0.7%	1.2	2.0%	(0.9)
Joint venture transactions	0.4	0.9%	1.0	1.6%	(0.6)

Operating loss	$(9.0)	-20.4%	$(11.8)	-19.2%	$2.8

Net sales and operating highlights were as follows:

•	Net sales decreased $17.3 million from fiscal 2014. The decrease was driven by declines in both the Construction Services and WEI businesses.

•

Operating loss decreased $2.8 million from fiscal 2014. The improvement resulted from lower losses within Construction Services partially offset by impairment charges of $1.2 million related to the military construction business.

Fiscal 2014 Compared to Fiscal 2013

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$3,126.4	100.0%	$2,612.2	100.0%	$514.2
Cost of goods sold	2,633.9	84.2%	2,215.6	84.8%	418.3

Gross margin	492.5	15.8%	396.6	15.2%	95.9
Selling, general and administrative expense	300.4	9.6%	258.3	9.9%	42.1
Impairment of long-lived assets	58.2	1.9%	6.5	0.2%	51.7
Restructuring and other expense (income)	(2.9)	-0.1%	3.3	0.1%	(6.2)
Joint venture transactions	1.0	0.0%	(0.6)	0.0%	1.6

Operating income	135.8	4.3%	129.1	4.9%	6.7
Miscellaneous income	16.9	0.5%	1.5	0.1%	15.4
Interest expense	(26.7)	-0.9%	(23.9)	-0.9%	2.8
Equity in net income of unconsolidated affiliates	91.5	2.9%	94.6	3.6%	(3.1)
Income tax expense	(57.3)	-1.8%	(64.5)	-2.5%	(7.2)

Net earnings	160.2	5.1%	136.8	5.2%	23.4
Net earnings attributable to noncontrolling interests	(8.9)	-0.3%	(0.4)	0.0%	8.5

Net earnings attributable to controlling interest	$151.3	4.8%	$136.4	5.2%	$14.9

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

•

Impairment charges of $58.2 million consisted of $30.7 million related to the write off of certain trade name intangible assets as a result of a re-branding initiative, $19.0 million for the impairment of Worthington Nitin Cylinders, our 60%-owned consolidated joint venture in India, $7.1 million related to the Company’s stainless steel business, Precision Specialty Metals, and $1.4 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi. Approximately $7.6 million, or 40%, of the total impairment charge related to Worthington Nitin Cylinders was attributed to the noncontrolling interest. For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

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

•

Equity income decreased $3.1 million from fiscal 2013 to $91.5 million. Adjusting for the removal of TWB from equity income, due to its consolidation, and the impact of a $4.8 million charge for the write off of our metal framing joint venture in China in fiscal 2013, equity income was up $2.8 million led by higher contributions from WSP, WAVE, and Serviacero, which increased $2.5 million, $1.6 million and $1.4 million, respectively. Equity income at ClarkDietrich decreased $1.8 million on lower volumes related to severe weather conditions. However, all joint ventures posted positive results, led by WAVE, Serviacero and ClarkDietrich, which contributed $67.1 million, $7.3 million, and $7.0 million of equity income, respectively. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense decreased $7.2 million from fiscal 2013. The impact of higher earnings was more than offset by (a) a one-time $7.1 million favorable tax adjustment associated with the acquisition of an additional 10% interest in TWB (the “TWB acquisition adjustment”), (b) a $2.3 million tax write off of an investment in a foreign subsidiary, and (c) $2.2 million of research and development credits. The TWB acquisition adjustment related primarily to the estimated U.S. deferred tax liability associated with the unremitted earnings of TWB’s wholly-owned foreign corporations.

Fiscal 2014 income tax expense reflects an effective tax rate attributable to controlling interest of 27.5% vs. 32.1% in fiscal 2013. The 27.5% rate is lower than the federal statutory rate of 35% primarily as a result of (a) the TWB acquisition adjustment, and (b) benefits from (i) the qualified production activities deduction, (ii) a one-time tax write off of an investment in a foreign subsidiary, and (iii) research and development credits, offset partially by state and local income taxes and the unfavorable impact of foreign taxes due primarily to certain foreign impairment charges for which there was no associated tax benefit. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Income Taxes” of this Annual Report on Form 10-K.

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

•

Operating income increased $50.8 million over fiscal 2013 primarily due to higher overall volumes and the positive impact of inventory holding gains in fiscal 2014 compared to inventory holding losses in fiscal 2013. Operating income in fiscal 2014 was also favorably impacted by a net restructuring gain of $3.4 million, which consisted of a $4.8 million gain on the sale of the Company’s Integrated Terminals warehouse facility in Detroit, Michigan, offset by $1.4 million of severance costs accrued in connection with the closure of the Company’s Baltimore steel facility. The overall improvement in operating income was partially offset by impairment charges of $7.1 million related to PSM.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2014	% of Net sales	2013	% of Net sales	Increase/ (Decrease)
Net sales	$928.4	100.0%	$859.3	100.0%	$69.1
Cost of goods sold	716.1	77.1%	676.8	78.8%	39.3

Gross margin	212.3	22.9%	182.5	21.2%	29.8
Selling, general and administrative expense	126.0	13.6%	106.9	12.4%	19.1
Impairment of long-lived assets	32.0	3.4%	6.5	0.8%	25.5
Restructuring and other expense (income)	(0.7)	-0.1%	2.7	0.3%	(3.4)

Operating income	$55.0	5.9%	$66.4	7.7%	$(11.4)

Material cost	$426.9		$409.1		$17.8

Net sales by principal class of products:
Industrial Products	$455.4		$482.6		$(27.2)
Consumer Products	219.4		206.4		13.0
Oil and Gas Equipment	153.5		67.3		86.2
Alternative Fuels	93.0		103.0		(10.0)
Cryogenics	7.1		-		7.1

Total Pressure Cylinders	$928.4		$859.3		$69.1

Units shipped by principal class of products:
Industrial Products	33,623,049		35,332,844		(1,709,795)
Consumer Products	48,785,465		46,258,872		2,526,593
Oil and Gas Equipment	8,201		24,476		(16,275)
Alternative Fuels	442,685		572,782		(130,097)
Cryogenics	88		-		88

Total Pressure Cylinders	82,859,488		82,188,974		670,514

Net sales and operating highlights were as follows:

•

Net sales increased $69.1 million over fiscal 2013 to $928.4 million. Higher overall volumes favorably impacted net sales by $62.0 million, as the favorable impact of recent acquisitions more than offset overall softness in our European cylinder operations.

•

Operating income decreased $11.4 million from fiscal 2013, as the improvement in gross margin was more than offset by higher impairment charges and an increase in SG&A expense. Fiscal 2014 impairment charges of $32.0 million consisted of $19.0 million for the impairment of Worthington

Nitin Cylinders, $11.6 million related to the write off of certain trade name intangible assets, and $1.4 million related to the impairment of the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi. The overall increase in SG&A expense was due to the impact of acquisitions and an increase in corporate allocated expenses, partially offset by a net pre-tax gain of $4.0 million for the favorable settlement of a legal dispute with a supplier involved in the fiscal 2012 voluntary product recall in Pressure Cylinders. Restructuring income of $0.7 million was driven by a $2.0 million net gain on the sale of the Company’s North American small and medium steel high pressure industrial gas and acetylene cylinders business partially offset by severance and other exit costs associated with the consolidation of our hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders facility in Chilton, Wisconsin.

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

•

Operating loss of $26.5 million represents a $30.7 million decrease from the $4.2 million of operating income generated in fiscal 2013. The decrease was driven by an impairment charge of $19.1 million related to the write off of certain trade name intangible assets and the combined impact of lower net sales and higher manufacturing and SG&A expense, due in part to continued investment in people, technology and process improvements.

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category. The following table presents a summary of operating results for the Other category for the periods indicated:

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

Liquidity and Capital Resources

During fiscal 2015, we generated $214.4 million in cash from operating activities, spent $105.3 million on acquisitions and invested $96.3 million in property, plant and equipment. Additionally, we repurchased 4,176,187 of our common shares for $127.4 million and paid $46.4 million of dividends. The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Years Ended May 31,
(in millions)	2015	2014
Net cash provided by operating activities	$214.4	$229.0
Net cash used by investing activities	(203.1)	(46.2)
Net cash used by financing activities	(170.3)	(44.1)

Increase (decrease) in cash and cash equivalents	(159.0)	138.7
Cash and cash equivalents at beginning of period	190.1	51.4

Cash and cash equivalents at end of period	$31.1	$190.1

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

The cash and equivalents balance at May 31, 2015 included $9.6 million of cash held by subsidiaries outside of the United States that the Company intends to reinvest indefinitely. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations.

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

Net cash provided by operating activities was $214.4 million during fiscal 2015 compared to $229.0 million in fiscal 2014. The $14.6 million decrease in net cash provided by operating activities was primarily due to lower earnings compared to the previous year partially offset by a decrease in working capital needs due in part to the decline in the price of steel.

Investing activities

Net cash used by investing activities was $203.1 million during fiscal 2015 compared to $46.2 million in fiscal 2014. The increase of $156.9 million was driven primarily by an increase in the amount spent on acquisitions, higher capital expenditures and lower proceeds from the sale of assets. During fiscal 2015, we spent a combined $105.3 million, net of cash acquired, for the assets of Rome, MEF and JRE and our 79.59% interest in dHybrid and made capital expenditures of $96.3 million. During fiscal 2014, we made capital expenditures of $71.3 million, spent $11.5 million on acquisitions, net of cash acquired, and received $27.4 million of proceeds from the sale of assets. During fiscal 2014, the Company paid $28.9 million for the tank manufacturing division of Steffes, $35.6 million for its 75% interest in Worthington Aritas and $17.9 million for an additional 10% interest in TWB. However, the overall impact of the TWB transaction was a net increase in cash of $53.0 million, as TWB’s cash balance at the time of acquisition exceeded the cash paid for our additional 10% interest.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended May 31,
(in millions)	2015	2014
Steel Processing	$34.5	$16.7
Pressure Cylinders	35.9	32.4
Engineered Cabs	9.0	10.4
Other	16.9	11.8

Total Capital Expenditures	$96.3	$71.3

Capital expenditures increased $25.0 million in fiscal 2015 due primarily to spending associated with certain capital projects in Steel Processing and the costs associated with the renovation of the Company’s corporate headquarters, which was purchased in fiscal 2012. Capital expenditures in fiscal 2015 also included capital outlays associated with the construction of a new cryogenics manufacturing facility in Turkey and the rebuild of building and equipment destroyed in a fire at our cylinders facility in Austria in fiscal 2013.

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

Financing activities

Net cash used by financing activities was $170.3 million in fiscal 2015 compared to $44.1 million in the prior year. During fiscal 2015, we spent $127.4 million to repurchase 4,176,187 of our common shares and paid dividends of $46.4 million on our common shares. We also received proceeds from long-term debt of $30.6 million during fiscal 2015 related to borrowings against a five-year Euro-denominated term loan credit facility entered into by our consolidated joint venture in Turkey on September 26, 2014. Additionally, in December 2014, we repaid $100.0 million aggregate principal amount of unsecured floating rate senior notes due December 17, 2014 using a combination of cash on hand and borrowings available under our revolving credit facilities.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2015, we were in compliance with our long-term debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

On September 26, 2014, our consolidated joint venture in Turkey, Worthington Aritas, executed a $28.0 million five-year term loan denominated in Euros. As of May 31, 2015, we had borrowed $27.0 million against the facility. The facility bears interest at a variable rate based on EURIBOR. The applicable variable rate was 1.519% at May 31, 2015. On October 15, 2014, we entered into an interest rate swap to fix the interest rate on $16.8 million of borrowings under this facility at 2.015% starting on December 26, 2014 through September 26, 2019. Borrowings against the facility are being used for the construction of a new cryogenics manufacturing facility in Turkey.

On April 15, 2014, we issued $250.0 million aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.55%. The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity. We used a portion of the net proceeds from the offering to repay borrowings then outstanding under both the Company’s $425.0 million revolving credit facility and its $100.0 million trade accounts receivable securitization facility, both of which are described in more detail below. Approximately $3.1 million, $1.9 million and $0.5 million of the aggregate proceeds were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheet as of May 31, 2015 within long-term debt as a contra-liability, short- and long-term other assets and accumulated other comprehensive income (“AOCI”), respectively. Each will be recognized, through interest expense, in earnings over the term of the 2026 Notes.

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

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. We were in compliance with our short-term debt covenants at May 31, 2015.

We maintain a $500.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating and was 1.39% at May 31, 2015. Borrowings outstanding under the Credit Facility totaled $24.9 million at May 31, 2015.

We maintain a $100.0 million revolving trade accounts receivable securitization facility (the “AR Facility”) that was available throughout fiscal 2015 and fiscal 2014. During the third quarter of fiscal 2015, we extended the maturity of the AR Facility to January 2018. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2015, the pool of eligible accounts receivable exceeded the $100.0 million limit, and $60.0 million of undivided interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at May 31, 2015, consisted of $5.6 million outstanding under a $9.5 million credit facility maintained by our consolidated affiliate in India, Worthington Nitin Cylinders, that matured in November 2014 and bears interest at a variable rate. The applicable variable rate was 15.25% at May 31, 2015. The borrowings outstanding under the Nitin credit facility are currently in default; however, the lender has not called the note. The Company settled its portion of the obligation in June 2015.

Common shares – We declared dividends at a quarterly rate of $0.18 per common share for each quarter of fiscal 2015 compared to $0.15 per common share for each quarter of fiscal 2014. Dividends paid on our common shares totaled $46.4 million and $31.2 million, respectively, during fiscal 2015 and fiscal 2014. The increase was due in part to an accelerated cash dividend for the third and fourth quarters of fiscal 2013 totaling $0.26 per common share. The dividend was paid on December 28, 2012 to shareholders of record as of December 21, 2012. As a result, no dividends were paid on our common shares during the first quarter of fiscal 2014.

On June 29, 2011, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares, none of which remained available for repurchase at May 31, 2015. During fiscal 2015, 1,722,332 common shares were repurchased under this authorization.

On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares. During fiscal 2105, an aggregate of 2,453,855 common shares were repurchased under this authorization. At May 31, 2015, 7,546,145 common shares remained available for repurchase under this authorization.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2015. Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$90.5	$90.5	$-	$-	$-
Long-term debt	580.4	0.9	7.1	172.4	400.0
Interest expense on long-term debt	236.6	28.6	57.0	55.3	95.7
Operating leases	38.5	9.4	15.2	10.2	3.7
Royalty obligations	12.0	2.0	4.0	4.0	2.0

Total contractual cash obligations	$958.0	$131.4	$83.3	$241.9	$501.4

Interest expense on long-term debt is computed by using the fixed rates of interest on the debt, including impacts of the related interest rate hedge. Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of Coleman Cylinders in fiscal 2012. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $3.5 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included this amount in the contractual obligations table above.

The following table summarizes our other commercial commitments as of May 31, 2015. These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Guarantees	$13.4	$13.4	$-	$-	$-
Standby letters of credit	14.6	14.6	-	-	-

Total commercial commitments	$28.0	$28.0	$-	$-	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2015, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $11.7 million at May 31, 2015. We have also guaranteed the repayment of a $1.7 million term loan held by ArtiFlex, an unconsolidated joint venture. In addition, we had in place approximately $14.6 million of outstanding stand-by letters of credit at May 31, 2015. These letters of credit were issued to third-party service providers and had no amounts drawn against them at May 31, 2015. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe our related reserves are sized appropriately. The reserve for doubtful accounts increased approximately $0.1 million during fiscal 2015 to $3.1 million.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Inventory Valuation:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Due to the decline in steel prices, the replacement cost of our inventory was lower than what was reflected in our records at May 31, 2015. Accordingly, we recorded a lower of cost or market adjustment of $1.7 million at May 31, 2015 to reflect this lower value. The entire amount related to our Steel Processing operating segment and was recorded in cost of goods sold. We believe our inventories were valued appropriately as of May 31, 2015 and May 31, 2014.

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

Fiscal 2015:    During the fourth quarter of fiscal 2015, we determined that indicators of impairment were present with regard to intangible assets related to our CNG fuel systems joint venture, dHybrid. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the intangible assets were written down to their fair value, resulting in an impairment charge of $2.3 million.

During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs reporting unit was necessary. Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs reporting unit for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sums of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values, resulting in impairment charges of $22.4 million for the customer relationship intangible asset and $14.3 million for the property, plant and equipment of the Florence asset group.

During the second quarter of fiscal 2015, management committed to a plan to sell the assets of the Advanced Component Technologies, Inc. business within Engineered Cabs. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2.4 million. During the third quarter of fiscal 2015, the Company completed the sale of this business and recognized a gain of $332,000.

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $3.2 million. During the fourth quarter of fiscal 2015, the Company completed the sale of this business. A loss of $3.3 million was recognized as a result of the transaction, including $1.9 million of allocated goodwill and a $664,000 accrual for expected severance costs.

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

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%- owned consolidated joint venture in India, Worthington Nitin Cylinders. As all of the criteria for classification as assets held for sale were met, the net assets of the business were presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of

May 31, 2014. As a result of changes in facts and circumstances related to the planned sale of Worthington Nitin Cylinders during the second quarter of fiscal 2015, the Company reassessed the fair value of the business and determined that the remaining book value should be written off resulting in an impairment charge of $6.4 million.

During the fourth quarter of fiscal 2014, management committed to a plan to sell certain non-core Steel Processing assets. As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheets as of May 31, 2015 and 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale, the Company reassessed the fair value of the business resulting in additional impairment charges totaling $3.1 million during fiscal 2015.

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

During the second quarter of fiscal 2014, we committed to a re-branding initiative. Under the re-branding initiative, we re-branded substantially all of our businesses under the Worthington Industries name. In connection with the change in branding strategy, we discontinued the use of all non-Worthington trade names except those related to consumer products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As a result, we determined an impairment indicator was present for the trade names that have been or will be discontinued. As no future cash flows will be attributed to the impacted trade names, the entire book value was written off, resulting in an impairment charge of $30.7 million within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statements of earnings. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset to its carrying value. If the carrying value of the intangible asset exceeds its fair value, the difference is recorded as an impairment charge in our consolidated statements of earnings.

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

In addition to the above, the Company also determined that sufficient indicators of potential impairment existed to require an interim goodwill analysis of the Engineered Cabs operating segment. A comparison of the fair value of the Engineered Cabs operating segment, determined using discounted cash flows, to its carrying value indicated potential goodwill impairment. After a subsequent review of the fair value of the net assets of Engineered Cabs, it was determined that the implied fair value of goodwill was $0 and, as a result, the entire $44.9 million goodwill balance was written off during the third quarter of fiscal 2015.

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2015 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no additional impairment charges were recognized.

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

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects us to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2015, the difference between the contract and book value of these instruments was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2015. The derivative instruments were executed with highly rated financial institutions. No credit loss is anticipated. No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2015 and 2014 are summarized below. Fair values of these derivatives do not consider the offsetting impact of the underlying hedged item.

	Fair Value At May 31,
(in millions)	2015	2014
Interest rate	$(0.2)	$(4.2)
Foreign currency	0.1	-
Commodity	(21.9)	1.0

	$(22.0)	$(3.2)

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

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

Columbus, Ohio

July 30, 2015

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$31,067	$190,079
Receivables, less allowances of $3,085 and $3,043 at May 31, 2015 and 2014, respectively	474,292	493,127
Inventories:
Raw materials	181,975	213,173
Work in process	107,069	105,872
Finished products	85,931	90,957

Total inventories	374,975	410,002

Income taxes receivable	12,119	5,438
Assets held for sale	23,412	32,235
Deferred income taxes	22,034	24,272
Prepaid expenses and other current assets	54,294	43,769

Total current assets	992,193	1,198,922

Investments in unconsolidated affiliates	196,776	179,113
Goodwill	238,999	251,093
Other intangible assets, net of accumulated amortization of $47,547 and $35,506 at May 31, 2015 and 2014, respectively	119,117	145,993
Other assets	24,867	22,399
Property, plant and equipment:
Land	16,017	15,260
Buildings and improvements	218,182	213,848
Machinery and equipment	872,986	848,889
Construction in progress	40,753	32,135

Total property, plant and equipment	1,147,938	1,110,132
Less accumulated depreciation	634,748	611,271

Total property, plant and equipment, net	513,190	498,861

Total assets	$2,085,142	$2,296,381

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2015	2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$294,129	$333,744
Short-term borrowings	90,550	10,362
Accrued compensation, contributions to employee benefit plans and related taxes	66,252	78,514
Dividends payable	12,862	11,044
Other accrued items	56,913	49,873
Income taxes payable	2,845	4,953
Current maturities of long-term debt	841	101,173

Total current liabilities	524,392	589,663
Other liabilities	58,269	76,426
Distributions in excess of investment in unconsolidated affiliate	61,585	59,287
Long-term debt	579,352	554,790
Deferred income taxes	21,495	71,333

Total liabilities	1,245,093	1,351,499

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding, 2015 – 64,141,478 shares, 2014 – 67,408,484 shares	-	-
Additional paid-in capital	289,078	262,610
Accumulated other comprehensive loss, net of taxes of $16,909 and $8,043 at May 31, 2015 and 2014, respectively	(50,704)	(3,581)
Retained earnings	510,738	591,783

Total shareholders’ equity – controlling interest	749,112	850,812
Noncontrolling interests	90,937	94,070

Total equity	840,049	944,882

Total liabilities and equity	$2,085,142	$2,296,381

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2015	2014	2013
Net sales	$3,384,234	$3,126,426	$2,612,244
Cost of goods sold	2,920,701	2,633,907	2,215,601

Gross margin	463,533	492,519	396,643
Selling, general and administrative expense	295,920	300,396	258,324
Impairment of goodwill and long-lived assets	100,129	58,246	6,488
Restructuring and other expense (income)	6,514	(2,912)	3,293
Joint venture transactions	413	1,036	(604)

Operating income	60,557	135,753	129,142
Other income (expense):
Miscellaneous income	795	16,963	1,452
Interest expense	(35,800)	(26,671)	(23,918)
Equity in net income of unconsolidated affiliates	87,476	91,456	94,624

Earnings before income taxes	113,028	217,501	201,300
Income tax expense	25,772	57,349	64,465

Net earnings	87,256	160,152	136,835
Net earnings attributable to noncontrolling interests	10,471	8,852	393

Net earnings attributable to controlling interest	$76,785	$151,300	$136,442

Basic
Average common shares outstanding	66,309	68,944	69,301

Earnings per share attributable to controlling interest	$1.16	$2.19	$1.97

Diluted
Average common shares outstanding	68,483	71,664	71,314

Earnings per share attributable to controlling interest	$1.12	$2.11	$1.91

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2015	2014	2013
Net earnings	$87,256	$160,152	$136,835
Other comprehensive income (loss):
Foreign currency translation	(34,229)	7,618	5,393
Pension liability adjustment, net of tax	(3,738)	(1,044)	2,273
Cash flow hedges, net of tax	(11,653)	2,509	698

Other comprehensive income (loss)	(49,620)	9,083	8,364

Comprehensive income	37,636	169,235	145,199
Comprehensive income attributable to noncontrolling interests	7,974	9,480	406

Comprehensive income attributable to controlling interest	$29,662	$159,755	$144,793

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Noncontrolling Interest	Total
	Shares	Amount
Balance at May 31, 2012	67,906,369	-	192,338	(20,387)	525,223	697,174	50,263	747,437
Net earnings	-	-	-	-	136,442	136,442	393	136,835
Other comprehensive income	-	-	-	8,351	-	8,351	13	8,364
Common shares issued, net of withholding tax	2,771,042	-	37,914	-	-	37,914	-	37,914
Stock-based compensation	-	-	17,829	-	-	17,829	-	17,829
Purchases and retirement of common shares	(925,000)		(3,217)		(27,200)	(30,417)	-	(30,417)
Payments to noncontrolling interests	-	-	-	-	-	-	(9,254)	(9,254)
Cash dividends declared ($0.52 per share)	-	-	-	-	(36,471)	(36,471)	-	(36,471)

Balance at May 31, 2013	69,752,411	-	244,864	(12,036)	597,994	830,822	41,415	872,237

Net earnings	-	-	-	-	151,300	151,300	8,852	160,152
Other comprehensive income	-	-	-	8,455	-	8,455	628	9,083
Acquisition of PSI Energy Solutions, LLC	-	-	-	-	-	-	84,144	84,144
Common shares issued, net of withholding tax	1,036,573	-	4,618	-	-	4,618	-	4,618
Stock-based compensation	-	-	25,651	-	-	25,651	-	25,651
Purchases and retirement of common shares	(3,380,500)	-	(12,523)	-	(115,695)	(128,218)	-	(128,218)
Payments to noncontrolling interests	-	-	-	-	-	-	(40,969)	(40,969)
Cash dividends declared ($0.60 per share)	-	-	-	-	(41,816)	(41,816)	-	(41,816)

Balance at May 31, 2014	67,408,484	$-	$262,610	$(3,581)	$591,783	$850,812	$94,070	$944,882

Net earnings	-	-	-	-	76,785	76,785	10,471	87,256
Other comprehensive loss	-	-	-	(47,123)	-	(47,123)	(2,497)	(49,620)
Acquisition of dHybrid Systems, LLC	-	-	-	-	-	-	4,082	4,082
Common shares issued, net of withholding tax	909,181	-	2,910	-	-	2,910	-	2,910
Theoretical common shares in NQ plans	-	-	14,560	-	-	14,560	-	14,560
Stock-based compensation	-	-	26,837	-	-	26,837	-	26,837
Purchases and retirement of common shares	(4,176,187)	-	(17,839)	-	(109,521)	(127,360)	-	(127,360)
Payments to noncontrolling interests	-	-	-	-	-	-	(15,189)	(15,189)
Cash dividends declared ($0.72 per share)	-	-	-	-	(48,309)	(48,309)	-	(48,309)

Balance at May 31, 2015	64,141,478	$-	$289,078	$(50,704)	$510,738	$749,112	$90,937	$840,049

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2015	2014	2013
Operating activities:
Net earnings	$87,256	$160,152	$136,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,089	79,730	66,469
Impairment of goodwill and long-lived assets	100,129	58,246	6,488
Provision (benefit) for deferred income taxes	(39,960)	(25,916)	1,798
Bad debt expense	259	32	783
Equity in net income of unconsolidated affiliates, net of distributions	(12,299)	(15,333)	(10,948)
Net loss (gain) on sale of assets	3,277	(11,212)	1,121
Stock-based compensation	17,916	22,017	13,270
Excess tax benefits – stock-based compensation	(7,178)	(8,880)	(5,183)
Gain on previously held equity interest in TWB Company, L.L.C.	-	(11,000)	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	32,011	(49,206)	18,801
Inventories	54,108	(38,010)	77,115
Prepaid expenses and other current assets	(15,295)	(2,921)	871
Other assets	1,617	(5,278)	4,636
Accounts payable and accrued expenses	(83,190)	69,682	(47,483)
Other liabilities	(9,365)	6,943	8,404

Net cash provided by operating activities	214,375	229,046	272,977

Investing activities:
Investment in property, plant and equipment	(96,255)	(71,338)	(44,588)
Investment in notes receivable	(7,300)	-	-
Acquisitions, net of cash acquired	(105,291)	(11,517)	(175,225)
Distributions from (investment in) unconsolidated affiliate(s)	(8,230)	9,223	863
Proceeds from sale of assets and insurance	14,007	27,438	16,974

Net cash used by investing activities	(203,069)	(46,194)	(201,976)

Financing activities:
Net proceeds from (payments of) short-term borrowings, net of issuance costs	79,047	(103,618)	(168,446)
Proceeds from long-term debt, net of issuance costs	30,572	247,566	150,000
Principal payments on long-term debt	(102,852)	(1,219)	(1,480)
Proceeds from issuance of common shares	2,910	4,618	37,914
Excess tax benefits – stock-based compensation	7,178	8,880	5,183
Payments to noncontrolling interests	(13,379)	(40,969)	(9,254)
Repurchase of common shares	(127,360)	(128,218)	(30,417)
Dividends paid	(46,434)	(31,198)	(44,144)

Net cash used by financing activities	(170,318)	(44,158)	(60,644)

Increase (decrease) in cash and cash equivalents	(159,012)	138,694	10,357
Cash and cash equivalents at beginning of year	190,079	51,385	41,028

Cash and cash equivalents at end of year	$31,067	$190,079	$51,385

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2015, 2014 and 2013

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

dHybrid Systems, LLC (“dHybrid”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Nitin Cylinders Limited (“Worthington Nitin Cylinders”) in which we own controlling interests of 79.59%, 52%, 55%, 75%, 75%, and 60%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

Use of Estimates:    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Due to the decline in steel prices, the replacement cost of our inventory was lower than what was reflected in our records at May 31, 2015. Accordingly, we recorded a lower of cost or market adjustment of $1,716,000 at May 31, 2015 to reflect this lower value. The entire amount related to our Steel Processing operating segment and was recorded in cost of goods sold. We believe our inventories were valued appropriately as of May 31, 2015 and May 31, 2014.

Derivative Financial Instruments:    We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. All derivative instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item. The effective portion of gains and losses on cash flow hedges is deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item. Ineffectiveness of the hedges during the fiscal year ended May 31, 2015 (“fiscal 2015”), the fiscal year ended May 31, 2014 (“fiscal 2014”) and the fiscal year ended May 31, 2013 (“fiscal 2013”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

Derivative instruments are executed only with highly-rated financial institutions. No credit loss is anticipated on existing instruments, and no such material losses have been experienced to date. We monitor our positions, as well as the credit ratings of counterparties to those positions.

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

Risks and Uncertainties:    As of May 31, 2015, we, together with our unconsolidated affiliates, operated 83 manufacturing facilities in 26 states and 11 countries. A total of 33 of these facilities are operated by wholly-owned and consolidated subsidiaries of the Company. The remaining facilities are operated by our consolidated and unconsolidated joint ventures. As of May 31, 2015, we held equity positions in 13 active joint ventures, of which six are consolidated. Our largest market is the automotive market, which comprised 38% and 36% of consolidated net sales in fiscal 2015 and fiscal 2014, respectively. Our foreign operations represented 6% and 7% of consolidated net sales, (2)% of pre-tax earnings attributable to controlling interest, and 14% and 15% of consolidated net assets as of and for the years ended May 31, 2015 and 2014, respectively. As of May 31, 2015, approximately 6% of our consolidated labor force was represented by collective bargaining agreements. The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2015, our largest customer accounted for approximately 7% of our consolidated net sales, and our ten largest customers accounted for approximately 29% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables:    We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances, including limited warranties on certain products, are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales. The returns and allowances account increased approximately $626,000 during fiscal 2015 to $6,393,000. The portion of the liability related to product warranties was immaterial at May 31, 2015 and May 31, 2014.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased approximately $42,000 during fiscal 2015 to $3,085,000.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $64,666,000, $62,344,000, and $56,002,000 during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Accelerated depreciation methods are used for income tax purposes.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statements of earnings. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset to its carrying value. If the carrying value of the intangible asset exceeds its fair value, the difference is recorded as an impairment charge in our consolidated statements of earnings.

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

Stock-Based Compensation:    At May 31, 2015, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note J – Stock-Based Compensation.” All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated statements of earnings based on their grant-date fair values.

Revenue Recognition:    We recognize revenue upon transfer of title and risk of loss, or in the case of toll processing revenue, upon delivery of the goods, provided evidence of an arrangement exists, pricing is fixed and determinable and the ability to collect is probable. We provide, through charges to net sales, for returns and allowances based on experience and current customer activities. We also provide, through charges to net sales, for customer rebates and sales discounts based on specific agreements and recent and anticipated levels of customer activity. In circumstances where the collection of payment is not probable at the time of shipment, we defer recognition of revenue until payment is collected.

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $11,153,000, $6,788,000, and $6,179,000 for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

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

Statements of Cash Flows:    Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2015	2014	2013
Interest paid, net of amount capitalized	$36,190	$24,199	$22,614
Income taxes paid, net of refunds	67,825	81,997	64,260

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

Recently Issued Accounting Standards:    In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting.

Note B – Investments in Unconsolidated Affiliates

At May 31, 2015, equity investments and the percentage interests owned consisted of the following (in alphabetic order): ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero”) (50%), Worthington Armstrong Venture (“WAVE”) (50%), Worthington Specialty Processing (“WSP”) (51%), and Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (10%). WSP is considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner.

On October 18, 2013, we finalized an agreement with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc. to form Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. We own a 10% interest in the joint venture with the option to increase our ownership interest to 34%. To date, we have contributed $8,800,000 of our total commitment of $12,385,000. The joint venture is in the process of constructing a plant in Zhejiang Province in the People’s Republic of China that will produce cold-rolled strip steel primarily for the automotive industry.

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

We received distributions from unconsolidated affiliates totaling $78,297,000, $85,346,000, and $84,539,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $61,585,000 and $59,287,000 at May 31, 2015 and 2014, respectively. In accordance with the applicable accounting guidance, we reclassified the negative balance to the liability section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. During fiscal 2015, we received excess distributions from ClarkDietrich of $570,000.

The following table presents combined information of the financial position for the affiliated companies accounted for using the equity method as of May 31, 2015 and 2014:

(in thousands)	2015	2014
Cash	$101,011	$52,997
Receivable from partner (1)	11,092	12,717
Other current assets	491,507	454,417
Noncurrent assets	318,939	294,001

Total assets	$922,549	$814,132

Current liabilities	$184,028	$128,595
Short-term borrowings	-	40,992
Current maturities of long-term debt	4,489	4,510
Long-term debt	272,861	268,350
Other noncurrent liabilities	20,471	20,217
Equity	440,700	351,468

Total liabilities and equity	$922,549	$814,132

(1)	Represents cash owed from a third-party joint venture partner as a result of centralized cash management.

The following table presents financial results of our three largest affiliated companies for fiscal 2015, fiscal 2014 and fiscal 2013. All other affiliated companies are combined and presented in the Other category.

(in thousands)	2015	2014	2013
Net sales
WAVE	$382,451	$382,821	$370,702
ClarkDietrich	576,171	549,267	547,971
TWB	-	54,003	344,065
Other	551,558	506,711	490,996

Total net sales	$1,510,180	$1,492,802	$1,753,734

Gross margin
WAVE	$181,102	$177,935	$167,924
ClarkDietrich	65,530	73,803	75,580
TWB	-	6,109	41,116
Other	55,374	54,773	48,229

Total gross margin	$302,006	$312,620	$332,849

Operating income
WAVE	$147,603	$144,167	$137,202
ClarkDietrich	10,436	27,918	35,024
TWB	-	4,273	28,241
Other	35,492	37,574	30,457

Total operating income	$193,531	$213,932	$230,924

Depreciation and amortization
WAVE	$4,150	$4,916	$3,919
ClarkDietrich	16,638	16,253	18,173
TWB	-	880	5,123
Other	14,874	14,909	13,497

Total depreciation and amortization	$35,662	$36,958	$40,712

Interest expense
WAVE	$6,412	$6,464	$6,280
ClarkDietrich	138	103	3
TWB	-	-	-
Other	2,145	2,655	2,611

Total interest expense	$8,695	$9,222	$8,894

Income tax expense
WAVE	$2,539	$3,606	$2,451
ClarkDietrich	-	-	-
TWB	-	478	1,218
Other	7,949	5,770	3,187

Total income tax expense	$10,488	$9,854	$6,856

Net earnings
WAVE	$138,670	$134,019	$128,614
ClarkDietrich	11,799	27,837	35,005
TWB	-	4,023	27,931
Other	27,633	30,252	24,452

Total net earnings	$178,102	$196,131	$216,002

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

At May 31, 2015, $17,142,000 of our consolidated retained earnings represented undistributed earnings, net of tax, of our unconsolidated affiliates.

Note C – Goodwill and Other Long-Lived Assets

Fiscal 2015:    During the fourth quarter of fiscal 2015, we determined that indicators of impairment were present with regard to intangible assets related to our compressed natural gas (“CNG”) fuel systems joint venture, dHybrid. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the intangible assets were written down to their fair value, resulting in an impairment charge of $2,344,000.

During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs reporting unit was necessary. This conclusion was based on certain indicators of impairment, including the decision to close the Company’s Engineered Cabs’ facility in Florence, South Carolina, and significant downward revisions to forecasted cash flows as a result of continued weakness in the mining and agricultural end markets and higher than expected manufacturing costs. The Company expects to incur approximately $2,400,000 of severance expense associated with the facility closure. This amount will be recognized as restructuring expense ratably over the future service period.

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

As noted above, the Company determined that indicators of potential impairment existed to require an interim goodwill analysis of the Engineered Cabs reporting unit. A comparison of the fair value of the Engineered Cabs reporting unit, determined using discounted cash flows, to its carrying value indicated that a step 2 calculation to quantify the potential impairment was required. After a subsequent review of the fair value of the net assets of Engineered Cabs, it was determined that the implied fair value of goodwill was $0 and, as a result, the entire $44,933,000 goodwill balance was written off during the third quarter of fiscal 2015. The key assumptions that drove the fair value calculation were projected cash flows and the discount rate.

During the second quarter of fiscal 2015, management committed to a plan to sell the assets of the Advanced Component Technologies, Inc. (“ACT”) business within Engineered Cabs. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2,389,000. During the third quarter of fiscal 2015, the Company completed the sale of this business and recognized a gain of $332,000.

During the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value, resulting in an impairment charge of $3,221,000. On May 1, 2015, the Company completed the sale of this business. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income)” of this Annual Report on Form 10-K.

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

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”). As all of the criteria for classification as assets held for sale were met, the net assets of the business have been presented separately as assets held for sale in our consolidated balance sheets as of May 31, 2015 and 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell as of May 31, 2014. As a result of changes in facts and circumstances related to the planned sale, the Company reassessed the fair value of the business resulting in additional impairment charges totaling $3,050,000 during fiscal 2015.

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

During the fourth quarter of fiscal 2014, management committed to a plan to sell PSM. As all of the criteria for classification as assets held for sale were met, the net assets of this business are presented separately as assets held for sale in our consolidated balance sheet as of May 31, 2014. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $19,115,000, was lower than its net book value, an impairment charge of $7,141,000 was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

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

During the second quarter of fiscal 2014, we committed to a re-branding initiative. Under the re-branding initiative, we re-branded substantially all of our businesses under the Worthington Industries name. In connection with the change in branding strategy, we discontinued the use of all non-Worthington trade names except those related to consumer products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As a result, we determined an impairment indicator was present for the trade names that have been or will be discontinued. As no future cash flows will be attributed to the impacted trade names, the entire book value was written off, resulting in an impairment charge of $30,734,000 within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings.

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

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2015 and fiscal 2014 by reportable business segment:

	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
(in thousands)
Balance at May 31, 2013
Goodwill	$-	$163,274	$44,933	$127,245	$335,452
Accumulated impairment losses	-	-	-	(121,594)	(121,594)

	-	163,274	44,933	5,651	213,858

Acquisitions and purchase accounting adjustments	-	36,033	-	-	36,033
Translation adjustments	-	1,202	-	-	1,202

Balance at May 31, 2014
Goodwill	-	200,509	44,933	127,245	372,687
Accumulated impairment losses	-	-	-	(121,594)	(121,594)

	-	200,509	44,933	5,651	251,093

Acquisitions and purchase accounting adjustments	6,587	41,421	-	-	48,008
Divestitures	-	(1,891)	-	-	(1,891)
Translation adjustments	-	(13,278)	-	-	(13,278)
Impairment losses	-	-	(44,933)	-	(44,933)

	6,587	26,252	(44,933)	-	(12,094)

Balance at May 31, 2015
Goodwill	6,587	226,761	44,933	127,245	405,526
Accumulated impairment losses	-	-	(44,933)	(121,594)	(166,527)

	$6,587	$226,761	$-	$5,651	$238,999

For additional information regarding the Company’s acquisitions, refer to “Note O – Acquisitions.”

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to 20 years. The following table summarizes other intangible assets by class as of May 31, 2015 and 2014:

	2015		2014
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$12,601	$-	$12,601	$-

Total indefinite-lived intangible assets	12,601	-	12,601	-
Definite-lived intangible assets:
Customer relationships	$119,871	$34,421	$143,585	$28,257
Non-compete agreements	14,221	6,897	10,733	4,263
Technology / know-how	15,633	2,350	12,068	1,273
Other	4,338	3,879	2,512	1,713

Total definite-lived intangible assets	154,063	47,547	168,898	35,506

Total intangible assets	$166,664	$47,547	$181,499	$35,506

Amortization expense of $20,422,000, $17,386,000, and $10,467,000 was recognized during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2016	$17,163
2017	$16,275
2018	$15,850
2019	$12,731
2020	$10,345

Note D – Restructuring and Other Expense (Income)

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities, moving manufacturing of a product to another location, and employee severance (including rationalizing headcount or other significant changes in personnel).

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income) financial statement caption in our consolidated statement of earnings for fiscal 2015, is summarized below:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$6,495	$3,323	$(7,694)	$46	$2,170
Facility exit and other costs	534	1,266	(1,568)	139	371

	$7,029	4,589	$(9,262)	$185	$2,541

Net loss on sale of assets		2,338
Less: joint venture transactions		(413)

Restructuring and other expense		$6,514

During fiscal 2015, the following actions were taken related to the Company’s restructuring activities:

•

In connection with the wind-down of our former Metal Framing operating segment, we recognized $413,000 of facility exit and other costs. These costs were recognized within the joint venture transactions financial statement caption in our consolidated statement of earnings to correspond with amounts previously recognized in connection with the formation of ClarkDietrich and the subsequent wind-down of our former Metal Framing operating segment.

•

The Company completed the sale of its aluminum high-pressure cylinder business in New Albany, Mississippi, for cash proceeds of $8,415,000. A loss of $2,670,000 was recognized as a result of the transaction, which included $1,891,000 of allocated goodwill. The Company also recognized an accrual of $664,000 for expected severance costs associated with the transaction.

•	The Company completed the sale of the ACT business within Engineered Cabs for cash proceeds of $2,622,000, resulting in a gain of $332,000.

•

On March 24, 2015, the Company announced a workforce reduction in several oil and gas equipment locations due to slowing demand. The Company recognized an accrual of $2,221,000 for expected severance costs covering those affected by the workforce reductions.

•

In connection with the consolidation of the BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders’ facility in Chilton, Wisconsin, we incurred $853,000 of facility exit costs.

•	In connection with the wind down of the Military Construction business, the Company recognized an accrual of $366,000 for expected severance costs

The total liability as of May 31, 2015 is expected to be paid in the next twelve months.

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

During fiscal 2014, the following actions were taken related to the Company’s restructuring activities:

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

•

On December 10, 2013, the Company announced the closure of its Baltimore steel facility, which ceased operations in May 2014. The Company shipped the remaining inventory at the Baltimore facility to other Worthington locations and completely exited the facility before the end of the first quarter of fiscal 2015. In connection with this matter, the Company recognized an accrual of $1,380,000 for expected severance costs.

•	During May 2014, the Company completed the closure of its Mid-Rise construction business. In connection with this matter, the Company recognized an accrual of $564,000 for expected severance costs.

Note E – Contingent Liabilities and Commitments

Legal Proceedings

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

Proceeds for business interruption related to the loss of profits since the date of the fire and have been recorded as a reduction of manufacturing expense, including $2,653,000 during fiscal 2015. Proceeds for other expenses represent reimbursement for incremental expenses related to the fire and were recorded as an offset to manufacturing expense, including $256,000 during fiscal 2015. This claim was settled during the third quarter of fiscal 2015.

Note F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2015, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $11,736,000 at May 31, 2015. We have also guaranteed the repayment of $1,667,000 outstanding under a term loan held by one of our unconsolidated affiliates, ArtiFlex. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

Note G – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2015 and 2014:

(in thousands)	2015	2014
Short-term borrowings	$90,550	$10,362
4.55% senior notes due April 15, 2026	249,524	249,472
4.60% senior notes due August 10, 2024	150,000	150,000
6.50% senior notes due April 15, 2020	149,920	149,912
Term loans	30,429	4,235
Floating rate senior notes due December 17, 2014	-	100,000
Industrial revenue bonds due April 2019	-	2,024
Other	320	320

Total debt	670,743	666,325
Less: current maturities and short-term borrowings	91,391	111,535

Total long-term debt	$579,352	$554,790

We maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) that was available throughout fiscal 2015 and fiscal 2014. During the third quarter of fiscal 2015, we extended the maturity of the AR Facility to January 2018. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2015, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $60,000,000 of undivided interests in this pool of accounts receivable had been sold. Facility fees of $723,000, $652,000, and $983,000 were recognized within interest expense during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

We maintain a multi-year revolving credit facility (the “Credit Facility”) with a group of lenders. On April 23, 2015, the Company amended the terms of the Credit Facility, increasing commitments under the facility by $75,000,000, to a total of $500,000,000, and extending the maturity by three years to April 2020. Borrowings under the Credit Facility have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating and was 1.39% at May 31, 2015. Borrowings outstanding under the Credit Facility totaled $24,915,000 at May 31, 2015.

The remaining balance of short-term borrowings at May 31, 2015, consisted of $5,635,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate in India, Worthington Nitin Cylinders, that matured in November 2014 and bears interest at a variable rate. The applicable variable rate was 15.25% at May 31, 2015. The borrowings outstanding under the Nitin credit facility are currently in default; however, the lender has not called the note. The Company settled its portion of the obligation in June 2015.

On April 15, 2014, we issued $250,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.55%. The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity. We used a portion of the net proceeds from the offering to repay borrowings then outstanding under our revolving credit facilities. Approximately $3,081,000, $2,256,000 and $528,000 of the aggregate proceeds were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheet as of May 31, 2015, within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will be recognized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes. The unamortized portion of the debt issuance costs and debt discount was $1,881,000 and $476,000, respectively, at May 31, 2015.

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

On April 13, 2010, we issued $150,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility. Approximately $165,000, $1,535,000 and $1,358,000 of the aggregate proceeds were allocated to the debt discount, debt issuance costs, and the settlement of a derivative contract entered into in anticipation of the issuance of the 2020 Notes. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheets within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will continue to be recognized, through interest expense, in our consolidated statements of earnings over the remaining term of the 2020 Notes. The unamortized portion of the debt issuance costs and debt discount was $582,000 and $80,000, respectively, at May 31, 2015.

On September 26, 2014, our consolidated joint venture in Turkey, Worthington Aritas, executed a $28,028,000 five-year term loan denominated in Euros. As of May 31, 2015, we had borrowed $27,013,000 against the facility. The facility bears interest at a variable rate based on EURIBOR. The applicable variable rate was 1.519% at May 31, 2015. On October 15, 2014, we entered into an interest rate swap to fix the interest rate on $16,809,000 of borrowings under this facility at 2.015% starting on December 26, 2014 through September 26, 2019. Borrowings against the facility are being used for the construction of a new cryogenics manufacturing facility in Turkey.

On April 27, 2012, we executed a $5,880,000 seven-year term loan that matures on May 1, 2019 and requires monthly payments of $76,350. The loan bears interest at a rate of 2.49% and is secured by an aircraft that was purchased with its proceeds. Borrowing outstanding totaled $3,416,000 as of May 31, 2015.

Maturities on long-term debt and short-term borrowings in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2016	91,391
2017	862
2018	6,286
2019	6,232
2020	166,207
Thereafter	400,000

Total	$670,978

Note H – Comprehensive Income (Loss)

Other Comprehensive Income:    The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2015			2014			2013
(in thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$(34,229)	-	$(34,229)	$7,618	-	$7,618	$5,393	-	$5,393
Pension liability adjustment	(5,652)	1,914	(3,738)	(1,555)	511	(1,044)	3,688	(1,415)	2,273
Cash flow hedges	(18,605)	6,952	(11,653)	3,548	(1,039)	2,509	1,461	(763)	698

Other comprehensive income (loss)	$(58,486)	$8,866	$(49,620)	$9,611	$(528)	$9,083	$10,542	$(2,178)	$8,364

Accumulated Other Comprehensive Loss:    The components of the changes in accumulated other comprehensive loss for the fiscal years ended May 31, 2015 were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2014	$11,015	$(11,265)	$(3,331)	$(3,581)
Other comprehensive loss before reclassifications	(31,732)	(5,979)	(28,652)	(66,363)
Reclassification adjustments to income (a)	-	327	10,047	10,374
Income taxes	-	1,914	6,952	8,866

Balance as of May 31, 2015	$(20,717)	$(15,003)	$(14,984)	$(50,704)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “Note P – Derivative Instruments and Hedging Activities.”

The estimated net amount of the existing losses in AOCI at May 31, 2015 expected to be reclassified into net earnings within the succeeding twelve months is $12,619,000 (net of tax of $7,518,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2015 and will change before actual reclassification from AOCI to net earnings during the fiscal year ending May 31, 2016.

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

Common Shares:    On June 29, 2011, the Board of Worthington Industries, Inc. authorized the repurchase of up to 10,000,000 of our outstanding common shares of which none remained available for repurchase at May 31, 2015. During fiscal 2015, 1,722,332 common shares were repurchased under this authorization.

On June 25, 2014, the Board of Worthington Industries, Inc. authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares. During fiscal 2015, an aggregate of 2,453,855 common shares were repurchased under this authorization, leaving 7,546,145 shares available for repurchase as of May 31, 2015.

During fiscal 2015 and fiscal 2014, we paid $127,360,000 and $128,218,000 to repurchase 4,176,187 and 3,380,500 of our common shares, respectively, under these authorizations.

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

On October 1, 2014, the Company amended its non-qualified deferred compensation plan for employees to require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the Company’s common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares of the Company and cash in lieu of fractional shares. As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity, which totaled $14,560,000 for fiscal 2015. Prior to October 1, 2014, participant accounts credited to the theoretical common share option were settled in cash and classified as a liability in the Company’s consolidated balance sheet.

Note J – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees. A total of 5,039,014 of our common shares have been authorized and are available for issuance in connection with the stock-based compensation plans in place at May 31, 2015.

We recognized pre-tax stock-based compensation expense of $17,916,000 ($11,500,000 after-tax), $22,017,000 ($13,778,000 after-tax), and $13,270,000 ($8,339,000 after-tax) under the Plans during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. At May 31, 2015, the total unrecognized compensation cost related to non-vested awards was $16,367,000, which will be expensed over the next three fiscal years.

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

(in thousands, except per share amounts)	2015	2014	2013
Granted	97	130	1,034
Weighted average exercise price, per share	$42.95	$32.21	$20.83
Weighted average grant date fair value, per share	$17.96	$12.92	$7.71
Pre-tax stock-based compensation	$1,553	$1,539	$7,165

The weighted average fair value of stock options granted in fiscal 2015, fiscal 2014 and fiscal 2013 was based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014	2013
Assumptions used:
Dividend yield	1.88%	2.28%	2.95%
Expected volatility	50.92%	52.23%	52.88%
Risk-free interest rate	1.88%	1.69%	0.91%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2015		2014		2013
(in thousands, except per share)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,752	$17.58	5,517	$17.19	7,511	16.65
Granted	97	42.95	130	32.21	1,034	20.83
Exercised	(758)	17.24	(828)	17.39	(2,858)	17.18
Forfeited	(47)	17.00	(67)	16.13	(170)	15.86

Outstanding, end of year	4,044	18.25	4,752	17.58	5,517	17.19

Exercisable at end of year	3,276	17.63	2,996	17.57	2,682	17.70

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2015
Outstanding	4,044	4.82	$38,277
Exercisable	3,276	4.42	31,625

May 31, 2014
Outstanding	4,752	5.50	$107,970
Exercisable	2,996	4.67	68,108

May 31, 2013
Outstanding	5,517	6.06	$94,860
Exercisable	2,682	4.50	44,752

During fiscal 2015, the total intrinsic value of stock options exercised was $13,218,000. The total amount of cash received from the exercise of stock options during fiscal 2015 was $2,015,000, and the related excess tax benefit realized from the exercise of these stock options was $7,178,000.

The following table summarizes information about non-vested stock option awards for fiscal 2015:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	1,756	$6.38
Granted	97	15.98
Vested	(1,038)	6.32
Forfeited	(47)	6.33

Non-vested, end of year	768	$7.66

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

The table below sets forth the restricted common shares we granted during each of fiscal 2015, fiscal 2014, and fiscal 2013. The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective vesting periods.

(in thousands, except per share amounts)	2015	2014	2013
Granted	240	380	121
Weighted average grant date fair value, per share	$40.05	$33.14	$20.77
Pre-tax stock-based compensation	$8,660	$11,307	$2,299

The following tables summarize our restricted common share activity for the years ended May 31:

	2015		2014		2013
(in thousands, except per share)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	573	$28.36	399	$18.74	513	17.08
Granted	240	40.05	380	33.14	121	20.76
Vested	(142)	23.32	(185)	17.17	(233)	16.10
Forfeited	(36)	32.62	(21)	30.70	(2)	22.09

Outstanding, end of year	635	33.65	573	28.36	399	18.74

Weighted average remaining contractual life of out standing restricted common shares (in years)	1.41		1.61		1.31
Aggregate intrinsic value of outstanding restricted common shares	$17,269		$23,112		$13,701
Aggregate intrinsic value of restricted common shares vested during the year	$5,400		$7,499		$5,559

Market-Based Restricted Common Shares

During fiscal 2015, we granted an aggregate of 50,000 restricted common shares to two key employees under one of our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $60.00 per share and remaining at or above that price for 30 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $32.06 per share. The Monte Carlo simulation model is a statistical technique that incorporates multiple assumptions to determine the probability that the market condition will be achieved. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	1.60%
Expected volatility	44.00%
Risk-free interest rate	1.70%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $1,603,000 and will be recognized on a straight-line basis over the five-year service vesting period.

During fiscal 2014, we granted 360,000 restricted common shares to certain key employees under our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $50.00 per share within a five-year period from the date of grant and remaining at or above that price for 30 consecutive days and the completion of a three-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $24.19 per share. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.28%
Expected volatility	53.40%
Risk-free interest rate	1.41%

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $8,708,000 and will continue to be recognized on a straight-line basis over the remaining vesting period.

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ended or ending May 31, 2015, 2016 and 2017. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair value of our performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2015, fiscal 2014, and fiscal 2013:

(in thousands, except per share amounts)	2015	2014	2013
Granted	61	59	108
Weighted average grant date fair value, per share	$42.71	$33.33	$22.08
Pre-tax stock-based compensation	$2,611	$1,958	$2,383

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

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2015	2014	2013
Defined benefit plan:
Interest cost	$1,541	$1,403	$1,361
Actual return on plan assets	1,846	2,524	4,355
Net amortization and deferral	(3,641)	(4,175)	(5,522)

Net periodic pension cost (benefit) on defined benefit plan	(254)	(248)	194
Defined contribution plans	13,270	12,586	9,955

Total retirement plan cost	$13,016	$12,338	$10,149

The following actuarial assumptions were used for our defined benefit plan:

	2015	2014	2013
To determine benefit obligation:
Discount rate	4.07%	4.38%	4.44%
To determine net periodic pension cost:
Discount rate	4.38%	4.44%	4.16%
Expected long-term rate of return	7.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The Gerstenslager Plan’s expected long-term rate of return in fiscal 2015, fiscal 2014 and fiscal 2013 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement. In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the Gerstenslager Plan during fiscal 2015 and fiscal 2014 as of the respective measurement dates:

(in thousands)	May 31, 2015	May 31, 2014
Change in benefit obligation
Benefit obligation, beginning of year	$35,539	$31,930
Interest cost	1,541	1,403
Actuarial loss	3,924	3,002
Benefits paid	(777)	(796)

Benefit obligation, end of year	$40,227	$35,539

Change in plan assets
Fair value, beginning of year	$26,470	$24,442
Actual return on plan assets	1,846	2,524
Company contributions	620	300
Benefits paid	(777)	(796)

Fair value, end of year	$28,159	$26,470

Funded status	$(12,068)	$(9,069)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(12,067)	$(9,069)
Accumulated other comprehensive loss	17,900	14,028
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	17,900	14,028

Total	$17,900	$14,028

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal year ended May 31:

(in thousands)	2015	2014
Net actuarial loss	$(4,199)	$(2,419)
Amortization of net loss	327	290

Total recognized in other comprehensive loss	$(3,872)	$(2,129)

Total recognized in net periodic benefit cost and other comprehensive loss	$(3,618)	$(1,881)

The estimated net loss for the defined benefit plan that will be amortized from AOCI into net periodic pension cost over the fiscal year ending May 31, 2016 is $433,654.

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

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2015:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$1,775	$1,775	$-	$-
Bond Funds	11,524	11,524	-	-
Equity Funds	14,860	14,860	-	-

Totals	$28,159	$28,159	$-	$-

The following table sets forth by level within the fair value hierarchy a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2014:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$1,099	$1,099	$-	$-
Bond Funds	11,570	11,570	-	-
Equity Funds	13,801	13,801	-	-

Totals	$26,470	$26,470	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31, 2015	May 31, 2014
Asset category
Equity securities	53%	52%
Debt securities	41%	44%
Other	6%	4%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumptions of the plan; and (iii) to include a strategic asset allocation of 60-80% equities, including international, and 20%-40% fixed income investments. No employer contributions are expected to be made to the defined benefit plan during fiscal 2016.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted:

(in thousands)
2016	$799
2017	$872
2018	$958
2019	$1,080
2020	$1,183
2021-2025	$7,896

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $5,564,000 and $6,440,000 at May 31, 2015 and 2014, respectively, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $718,000, $677,000, and $689,000, for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The assumed salary rate increase was 3.0%, for each of fiscal 2015, fiscal 2014 and fiscal 2013. The discount rate at May 31, 2015, 2014 and 2013 was 1.60%, 3.25%, and 4.50%, respectively. Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note L – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

(in thousands)	2015	2014	2013
United States based operations	$104,732	$210,783	$190,942
Non – United States based operations	8,296	6,718	10,358

Earnings before income taxes	113,028	217,501	201,300
Less: Net earnings attributable to noncontrolling interests*	10,471	8,852	393

Earnings before income taxes attributable to controlling interest	$102,557	$208,649	$200,907

*	Net earnings attributable to noncontrolling interests are not taxable to Worthington.

Significant components of income tax expense (benefit) for the years ended May 31 were as follows:

(in thousands)	2015	2014	2013
Current
Federal	$57,511	$73,149	$54,427
State and local	2,731	3,537	4,109
Foreign	5,490	6,579	4,131

	65,732	83,265	62,667

Deferred
Federal	(37,839)	(25,453)	4,698
State and local	(754)	(1,194)	(2,170)
Foreign	(1,367)	731	(730)

	(39,960)	(25,916)	1,798

	$25,772	$57,349	$64,465

Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $6,179,000, $7,115,000, and $4,054,000 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) other comprehensive income (“OCI”) were $1,914,000, $511,000, and $(1,415,000) for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were $6,952,000, $(1,039,000), and $(763,000) for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

A reconciliation of the 35% federal statutory tax rate to total tax provision follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.0	2.0	2.3
Change in state and local valuation allowances	(1.1)	(0.9)	(1.3)
Non-U.S. income taxes at other than 35%	(0.7)	(1.0)	(1.7)
Change in Non-U.S. valuation allowances	1.2	1.4	1.1
Qualified production activities deduction	(5.9)	(3.9)	(3.0)
Acquisition of an additional 10% interest in TWB	(0.0)	(3.4)	(0.0)
Research & development credits	(0.2)	(1.1)	(0.1)
Tax write off of investment in foreign subsidiary	(0.0)	(1.1)	(0.0)
Benefit related to foreign tax credits	(5.3)	(0.0)	(0.0)
Other	(0.9)	0.5	(0.2)

Effective tax rate attributable to controlling interest	25.1%	27.5%	32.1%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 22.8%, 26.4% and 32.0% for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The change in effective income tax rates, upon inclusion of net earnings attributable to noncontrolling interests, is primarily a result of our Spartan, Worthington Nitin Cylinders, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Nitin Cylinders and Worthington Aritas, both foreign corporations, is reported in our consolidated tax expense. Since the consolidation of TWB on July 31, 2013, the tax expense of TWB’s wholly-owned foreign corporations are reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits were $3,530,000, $4,110,000, and $3,705,000 as of May 31, 2015, 2014 and 2013, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $2,401,000 as of May 31, 2015. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2015, 2014 and 2013, we had accrued liabilities of $947,000 $1,049,000 and $1,128,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at May 31, 2014	$4,110
Increases – tax positions taken in prior years	306
Decreases – tax positions taken in prior years	(456)
Increases (decreases) – current tax positions	672
Settlements	(636)
Lapse of statutes of limitations	(466)

Balance at May 31, 2015	$3,530

Approximately $922,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2012 and forward

U.S. State and Local – 2010 and forward Austria – 2013 and forward

Canada – 2011 and forward

Mexico – 2009 and forward

Earnings before income taxes attributable to foreign sources for fiscal 2015, fiscal 2014 and fiscal 2013 were as noted above. As of May 31, 2015, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture and our wholly-owned Canadian subsidiary (“Canada”), which ceased operations in February 2014 as a result of the sale of the Company’s small and medium steel high pressure gas and cylinders business in North America. The decision to no longer reinvest Canada’s undistributed earnings indefinitely was made during the fourth quarter of fiscal 2014. Accordingly, no deferred tax liability has been recorded for our foreign earnings, except those that pertain to TWB and Canada. Excluding TWB and Canada, the undistributed earnings of our foreign subsidiaries at May 31, 2015 were approximately $205,000,000. If such earnings were not permanently reinvested, a deferred tax liability of approximately $13,000,000 would have been required.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2015	2014
Deferred tax assets
Accounts receivable	$1,895	$2,400
Inventories	8,051	7,210
Accrued expenses	33,678	40,873
Net operating and capital loss carry forwards	14,326	19,302
Tax credit carry forwards	3,688	203
Stock-based compensation	20,434	12,573
Derivative contracts	9,177	1,838
Other	247	541

Total deferred tax assets	91,496	84,940
Valuation allowance for deferred tax assets	(13,036)	(21,701)

Net deferred tax assets	78,460	63,239

Deferred tax liabilities
Property, plant and equipment	(39,433)	(67,472)
Undistributed earnings of unconsolidated affiliates	(35,165)	(39,429)
Other	(2,150)	(3,395)

Total deferred tax liabilities	(76,748)	(110,296)

Net deferred tax asset (liability)	$1,712	$(47,057)

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

(in thousands)	2015	2014
Current assets:
Deferred income taxes	$22,034	$24,272
Noncurrent assets:
Other assets	1,173	4
Noncurrent liabilities:

Deferred income taxes	(21,495)	(71,333)

Net deferred tax asset (liability)	$1,712	$(47,057)

At May 31, 2015, we had tax benefits for state net operating loss carry forwards of $12,218,000 that expire from fiscal 2016 to the fiscal year ending May 31, 2035, tax benefits for foreign net operating loss carry forwards of $2,108,000 that expire from fiscal 2018 to the fiscal year ending May 31, 2035, and a tax benefit for foreign income tax credit carry forwards of $3,653,000, that expires on May 31, 2025.

The valuation allowance for deferred tax assets of $13,036,000 at May 31, 2015 is associated primarily with the net operating loss carry forwards. The valuation allowance includes $11,607,000 for state and $1,429,000 for foreign. The majority of the state valuation allowance relates to our Decatur, Alabama facility and metal framing operations in various states. The foreign valuation allowance relates to operations in Turkey. Based on our history of profitability and taxable income projections, we have determined that it is more likely than not that the remaining net deferred tax assets are otherwise realizable.

Note M – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

(in thousands, except per share amounts)	2015	2014	2013
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$76,785	$151,300	$136,442
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	66,309	68,944	69,301
Effect of dilutive securities	2,174	2,720	2,013

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	68,483	71,664	71,314

Basic earnings per share attributable to controlling interest	$1.16	$2.19	$1.97
Diluted earnings per share attributable to controlling interest	1.12	2.11	1.91

Stock options covering 97,798, 7,945, and 257,667 common shares for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods because the exercise price of the stock options was greater than the average market price of the common shares during the period.

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

During the first quarter of fiscal 2015, we made certain organizational changes impacting the internal reporting and management structure of our Steel Packaging operating segment. As a result of these organizational changes, management responsibilities and internal reporting were realigned under our Steel Processing operating segment. Segment information reported in previous periods has been restated to conform to this new presentation.

Steel Processing:    The Steel Processing operating segment consists of the Worthington Steel business unit, and includes Precision Specialty Metals, Inc., a specialty stainless processor located in Los Angeles, California, and Worthington Steelpac Systems, LLC (“SteelPac”), which designs and manufactures reusable steel custom platforms, racks and pallets for supporting, protecting and handling products throughout the shipping process. Worthington Steel also includes our consolidated joint ventures: Spartan and TWB. Spartan operates a cold-rolled hot dipped galvanizing line and TWB operates a laser welded blanking business. Worthington Steel is an intermediate processor of flat-rolled steel. This operating segment’s processing capabilities include pickling; slitting; oscillate slitting; cold reducing; hot-dipped galvanizing; hydrogen annealing; cutting-to-length; temper rolling; tension leveling; edging; non-metallic coating, including dry lubrication, acrylic and paint; and configured blanking. Worthington Steel sells to customers principally in the automotive, construction, lawn and garden, hardware, furniture, office equipment, leisure and recreation, appliance, agricultural, HVAC, container and aerospace markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.

Pressure Cylinders:    The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and three consolidated joint ventures: India-based Worthington Nitin Cylinders, a manufacturer of high-pressure, seamless steel cylinders for CNG and other industrial gas storage applications; Worthington Aritas, one of Europe’s leading cryogenic technology companies for LNG and other gas storage applications; and dHybrid, which manufactures CNG fuel systems for large trucks out of a facility in Salt Lake City, Utah. The percentage of consolidated net sales generated by Pressure Cylinders was approximately 30% in each of fiscal 2015, fiscal 2014 and fiscal 2013.

Our Pressure Cylinders operating segment manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, and oil and gas equipment along with various accessories and related products for diversified end-use market applications. The following is a description of these markets:

•

Industrial Products:    This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas cylinders, hand torch cylinders and joining products such as solder and brazing rods and other specialty products. Cylinders in these markets are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial cylinders hold fuel for uses such as cutting, brazing and soldering, semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Specialty products include a variety of fire suppression and chemical tanks.

•

Consumer Products:    This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand held torches and accessories, and Balloon Time® helium-filled balloon kits. These products are sold primarily to mass merchandisers and distributors.

•

Alternative Fuels:    This market sector includes composite and steel cylinders for containment of CNG and hydrogen for automobiles, buses, and light-duty trucks, propane/autogas cylinders for automobiles and light- and medium-duty trucks, as well as CNG fuel systems for buses, refuse and heavy-duty trucks.

•

Oil and Gas Equipment:    This market sector includes steel and fiberglass storage tanks, separation equipment, controls and other products primarily used in the energy markets, including oil and gas and nuclear. This sector also includes hoists and other marine products which are used principally in shipyard lift systems. This sector also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial and agricultural end markets. This market sector was formed in fiscal 2013 as a result of the acquisition of Westerman, Inc. on September 17, 2012, and also include the assets acquired from Palmer Mfg. & Tank, Inc, Steffes Corporation and MEF.

•

Cryogenics:    This market sector includes cryogenic equipment systems, and service for the transportation, storage and use of liquefied gases such as LNG and industrial gases such as liquid nitrogen, oxygen, argon, and hydrogen. Key end markets include LNG storage and transportation, LNG onboard fueling for marine applications, and storage and transportation of industrial gases for manufacturing and healthcare. Pressure Cylinders entered this sector through new product development of industrial gas cryogenic cylinders, its joint venture with Aritas in Istanbul, Turkey which focuses on highly engineered tanks and systems, and the acquisition of cryogenic trailer manufacturer, JRE, based in Boston.

Engineered Cabs:    This operating segment consists of the Worthington Industries Engineered Cabs business unit, a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications for heavy mobile equipment used primarily in the agricultural, construction, forestry, mining, military, and various other industries. Engineered Cabs’ product design, engineering support and broad manufacturing capabilities enable it to produce cabs and structures used in products ranging from small utility equipment to the large earthmovers.

Other:    The Other category includes the Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in Other.

Construction Services:    The Construction Services operating segment consists of the Military Construction business unit, and, for periods prior to its closure in May 2014, the Worthington Construction Group business unit. The Company is in the process of winding down its Military Construction business unit, whose operations involve the supply and construction of single family housing, with a focus on military housing.

Worthington Energy Innovations:    WEI is a 75%-owned consolidated joint venture with Tom E. Kiser (20%) and Stonehenge Structured Finance Partners, LLC (5%) (together referred to as “WEI Partners”), with offices in Fremont and Columbus, Ohio. WEI is an Energy Services Company that develops cost-effective energy solutions for entities in North America and Asia. Once these solutions are implemented, WEI monitors, verifies and guarantees these energy saving solutions. WEI’s financial results are reported within the Other category for segment reporting purposes.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.” We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2015	2014	2013
Net sales
Steel Processing	$2,145,744	$1,936,073	$1,462,630
Pressure Cylinders	1,001,402	928,396	859,264
Engineered Cabs	192,953	200,528	226,002
Other	44,135	61,429	64,348

Total net sales	$3,384,234	$3,126,426	$2,612,244

Operating income (loss)
Steel Processing	$108,707	$119,025	$68,156
Pressure Cylinders	58,113	55,004	66,367
Engineered Cabs	(97,260)	(26,516)	4,158
Other	(9,003)	(11,760)	(9,539)

Total operating income	$60,557	$135,753	$129,142

Depreciation and amortization
Steel Processing	$34,526	$32,882	$25,918
Pressure Cylinders	34,953	31,984	26,919
Engineered Cabs	10,184	10,027	9,096
Other	5,426	4,837	4,536

Total depreciation and amortization	$85,089	$79,730	$66,469

Impairment of goodwill and long-lived assets
Steel Processing	$3,050	$7,141	$-
Pressure Cylinders	11,911	32,005	6,488
Engineered Cabs	83,989	19,100	-
Other	1,179	-	-

Total impairment of goodwill and long-lived assets	$100,129	$58,246	$6,488

Restructuring and other expense (income)
Steel Processing	$72	$(3,382)	$-
Pressure Cylinders	6,408	(745)	2,665
Engineered Cabs	(332)	-	-
Other	366	1,215	628

Total restructuring and other expense (income)	$6,514	$(2,912)	$3,293

Joint venture transactions
Steel Processing	$-	$-	$-
Pressure Cylinders	-	-	-
Engineered Cabs	-	-	-
Other	413	1,036	(604)

Total joint venture transactions	$413	$1,036	$(604)

Total assets
Steel Processing	$829,116	$850,748	$610,464
Pressure Cylinders	804,799	818,720	742,686
Engineered Cabs	94,506	181,251	201,048
Other	356,721	445,662	396,659

Total assets	$2,085,142	$2,296,381	$1,950,857

Capital expenditures
Steel Processing	$34,546	16,682	$8,371
Pressure Cylinders	35,872	32,364	13,368
Engineered Cabs	8,951	10,351	6,265
Other	16,886	11,941	16,584

Total capital expenditures	$96,255	$71,338	$44,588

The following table presents net sales by geographic region for the years ended May 31:

(in thousands)	2015	2014	2013
United States	$3,175,972	$2,917,484	$2,418,307
Europe	125,778	136,513	159,562
Mexico	56,687	51,430	-
Canada	6,464	10,324	21,257
Other	19,333	10,675	13,118

Total	$3,384,234	$3,126,426	$2,612,244

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2015	2014
United States	$439,296	$429,068
Europe	50,520	56,884
Mexico	5,030	6,314
Canada	4,284	-
Other	14,060	6,595

Total	$513,190	$498,861

Note O – Acquisitions

Fiscal 2015

Rome Strip Steel Company, Inc.

On January 16, 2015, the Company acquired the assets of Rome Strip Steel Company, Inc. (“Rome Strip Steel”) for cash consideration of $54,495,000. This amount differs from the $55,312,000 paid at closing due to an estimated working capital deficit of $817,000. Located in Rome, New York, the Rome Strip Steel business manufactures cold rolled steel to extremely tight tolerances. The acquired assets became part of our Steel Processing operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of the assets of Rome Strip Steel, we identified and valued the following identifiable intangible assets:

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

The following table summarizes the consideration transferred for the assets of Rome Strip Steel and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash	$10
Accounts receivable	6,333
Inventories	17,063
Prepaid expenses	41
Intangible assets	5,500
Property, plant and equipment	22,775

Total identifiable assets	51,722
Accounts payable	(3,091)
Other accrued items	(410)
Other liabilites	(313)

Net assets	47,908
Goodwill	6,587

Purchase price	$54,495
Plus: estimated working capital deficit	817

Cash paid at closing	$55,312

Operating results of the acquired business have been included in our consolidated statement of earnings from the acquisition date, forward. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

dHybrid Systems, LLC

On October 20, 2014, we acquired a 79.59% ownership interest in dHybrid, a manufacturer of CNG systems for large trucks, for total consideration of $15,918,000, including contingent consideration with an estimated fair value of $3,979,000, and the assumption of certain liabilities. The remaining 20.41% was retained by a founding member. The acquired business became part of our Pressure Cylinders operating segment upon closing.

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

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of the assets of dHybrid, we identified and valued the following identifiable intangible assets:

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

The following table summarizes the consideration transferred for our 79.59% interest in dHybrid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Consideration Transferred:
Cash consideration	$11,939
Fair value of contingent consideration	3,979

Total consideration	$15,918

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	$1,132
Accounts receivable	1,482
Inventories	2,732
Prepaid expenses and other current assets	38
Intangible assets	3,788
Property, plant and equipment	406

Total identifiable assets	9,578
Accounts payable	(1,867)
Accrued liabilities	(533)
Long-term debt	(5,000)

Net identifiable assets	2,178
Goodwill	17,822

Net assets	20,000
Noncontrolling interest	(4,082)

Total consideration	$15,918

Operating results of the acquired business have been included in our consolidated statement of earnings from the acquisition date, forward. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

Midstream Equipment Fabrication LLC

On August 1, 2014, we acquired the assets of Midstream Equipment Fabrication LLC (“MEF”) for cash consideration of $38,441,000 and the assumption of certain liabilities. The MEF business manufactures patented horizontal heated and high pressure separators used to separate oilfield fluids and gas. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of the assets of MEF, we identified and valued the following identifiable intangible assets:

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

The following table summarizes the consideration transferred for the assets of MEF and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$3,329
Inventories	3,550
Intangible assets	13,600
Property, plant and equipment	166

Total identifiable assets	20,645
Accounts payable	(555)
Other accrued items	(92)
Deferred revenue	(4,808)

Net assets	15,190
Goodwill	23,251

Cash consideration	$38,441

Operating results of the acquired business have been included in our consolidated statement of earnings from the acquisition date, forward. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

James Russell Engineering Works, Inc.

On July 31, 2014, we acquired the assets of James Russell Engineering Works, Inc. (“JRE”) for cash consideration of $1,571,000. The JRE business manufactures aluminum and stainless steel cryogenic transport trailers used for hauling liquid oxygen, nitrogen, argon, hydrogen and LNG for producers and distributors of industrial gases and LNG. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

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

The following table summarizes the consideration transferred for the assets of JRE and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash	$253
Accounts receivable	509
Inventories	2,793
Prepaid expense and other current assets	40
Property, plant and equipment	250

Total identifiable assets	3,845
Accounts payable	(514)
Other accrued items	(2,160)

Net identifiable assets	1,171
Goodwill	400

Total cash consideration	$1,571

Operating results of the acquired business have been included in our consolidated statement of earnings from the acquisition date, forward, and have not been material. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2014, would not be materially different than reported results.

Fiscal 2014

The Tank Manufacturing Division of Steffes Corporation

On March 27, 2014, we acquired the tank manufacturing division of Steffes Corporation (“Steffes”) for cash consideration of approximately $27,962,000. This division manufactures oilfield storage tanks for customers drilling in the Bakken shale and Williston Basin region out of a manufacturing facility located in Dickinson, North Dakota. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

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

The following table summarizes the consideration transferred for Steffes and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Inventories	$2,316
Intangible assets	10,290
Property, plant and equipment	2,638

Total identifiable assets	15,244
Goodwill	12,718

Purchase price	$27,962

Operating results of the acquired business have been included in our consolidated statement of earnings from the acquisition date, forward. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2013, would not be materially different than reported results.

Aritaş Basinçli Kaplar Sanayi

On January 24, 2014, we acquired a 75% interest in Worthington Aritas, one of Europe’s leading LNG and cryogenic technology companies. The remaining 25% stake was retained by the prior owners. The total purchase price, including an adjustment for estimated final working capital, was $35,325,000. The purchase price also included contingent consideration with an estimated fair value of $404,000 at the acquisition date. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

The contingent consideration arrangement required earnings before interest, taxes, depreciation and amortization (“EBITDA”) to exceed $5,000,000 during any 12 consecutive months during the first 14 month period following the closing date. The target EBITDA level was not met during the required time frame and the contingent consideration liability of $404,000 was written off to miscellaneous income during fiscal 2015.

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

The Company recognized $1,520,000 of acquisition-related costs that were expensed within SG&A expense in fiscal 2014. Operating results of Worthington Aritas have been included in our consolidated statement of earnings from the acquisition date, forward. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2013, would not be materially different than reported results.

TWB Company, L.L.C.

On July 31, 2013, we purchased an additional 10% interest in our laser welded blank joint venture, TWB, for $17,869,000, increasing our ownership to a 55% controlling interest. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 45% ownership interest to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash pre-tax gain of $11,000,000, which is included in miscellaneous income in our consolidated statement of earnings for fiscal 2014. The acquired assets became part of our Steel Processing operating segment upon closing.

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

The following table summarizes the consideration transferred for our 55% controlling interest in TWB and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Consideration Transferred:
Cash consideration	$17,869
Fair value of previously held equity interest in TWB	72,369

Total consideration	$90,238

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	$70,826
Accounts receivable	52,012
Inventories	20,403
Prepaid expenses and other current assets	4,027
Intangible assets	22,028
Other noncurrent assets	103
Property, plant and equipment	52,390

Total identifiable assets	221,789
Accounts payable	(50,642)
Accrued liabilities	(6,431)
Deferred taxes	(2,109)

Net assets	162,607
Noncontrolling interest	(72,369)

Total consideration	$90,238

The fair value of our previously held equity interest and the noncontrolling interest was derived using a market approach, and included a minority discount of 10% to reflect management’s estimate of the control premium.

Net sales of $319,542,000 and earnings before income taxes of $22,991,000 were included in the Company’s consolidated statement of earnings for fiscal 2014.

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. At May 31, 2015, we had posted total cash collateral of $2,248,000 to our margin accounts. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note Q – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2015:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$17,241
	Other assets	-	Other liabilities	592

		-		17,833
Interest rate contracts	Receivables	-	Accounts payable	81
	Other assets	-	Other liabilities	113

		-		194

Foreign exchange contracts	Receivables	75	Accounts payable

Totals		$75		$18,027

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$96	Accounts payable	$4,104
	Other assets	-	Other liabilities	-

Totals		$96		$4,104

Total Derivative Instruments		$171		$22,131

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $500,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2014:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Receivables	$-	Accounts payable	$4,180
	Other assets	-	Other liabilities	-

		-		4,180

Commodity contracts	Receivables	456	Accounts payable	-

		456		-

Totals		$456		$4,180

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$796	Accounts payable	$295

		796		295

Foreign exchange contracts	Receivables	32	Accounts payable	-

		32		-

Totals		$828		$295

Total Derivative Instruments		$1,284		$4,475

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

The following table summarizes our cash flow hedges outstanding at May 31, 2015:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$102,129	June 2015 – December 2016
Interest rate contracts	16,809	September 2019
Foreign currency contracts	570	June 2015

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during fiscal 2015 and fiscal 2014:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing
For the fiscal year ended
May 31, 2015:
Interest rate contracts	$(167)	Interest expense	$(2,538)	Interest expense	$-
Commodity contracts	(29,336)	Cost of goods sold	(8,364)	Cost of goods sold	-
Foreign currency contracts	851		855

Totals	$(28,652)		$(10,047)		$-

For the fiscal year ended
May 31, 2014:
Interest rate contracts	$(3,351)	Interest expense	$(4,586)	Interest expense	$-
Commodity contracts	(2,602)	Cost of goods sold	(4,915)	Cost of goods sold	-

Totals	$(5,953)		$(9,501)		$-

The estimated net amount of the losses in AOCI at May 31, 2015 expected to be reclassified into net earnings within the succeeding twelve months is $12,619,000 (net of tax of $7,518,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2015, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2016.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at May 31, 2015:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$33,564	June 2015 - November 2016

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2015 and fiscal 2014:

		Income (Loss) Recognized in Earnings
	Location of Income (Loss) Recognized in Earnings	Fiscal Year Ended May 31,
(in thousands)		2015	2014
Commodity contracts	Cost of goods sold	$(15,432)	$(1,304)
Foreign exchange contracts	Miscellaneous income (expense)	-	27

Total		$(15,432)	$(1,277)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2015, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$171	$-	$171

Total assets	$-	$171	$-	$171

Liabilities
Derivative contracts (1)	$-	$22,131	$-	$22,131
Contingent consideration obligations (2)	-	-	3,979	3,979

Total liabilities	$-	$22,131	$3,979	$26,110

At May 31, 2014, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$1,284	$-	$1,284

Total assets	$-	$1,284	$-	$1,284

Liabilities
Derivative contracts (1)	$-	$4,475	$-	$4,475
Contingent consideration obligations (2)	-	-	404	404

Total liabilities	$-	$4,475	$404	$4,879

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

(2)

The fair value of the contingent consideration obligations is determined using a probability weighted cash flow approach based on management’s projections of future cash flows of the acquired businesses. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements.

Non-Recurring Fair Value Measurements

At May 31, 2015, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$-	$12,403	$12,403

Total assets	$-	$-	$12,403	$12,403

(1)

During the fourth quarter of fiscal 2015, the Company determined that indicators of impairment were present with regard to intangible assets related to our CNG fuel systems joint venture, dHybrid. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the intangible assets were written down to their fair value of $600,000, resulting in an impairment charge of $2,344,000. The key assumptions that drove the fair value calculation were projected cash flows and the discount rate.

During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs operating segment was necessary. Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs operating segment for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence, South Carolina facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values of $2,000,000 and $9,803,000. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The key assumptions that drove the fair value calculations were projected cash flows and the discount rate.

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

(1)

During the fourth quarter of fiscal 2014, management committed to a plan to sell the Company’s 60%-owned consolidated joint venture in India, Worthington Nitin Cylinders. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell. As the fair value of the asset group, or $5,925,000, was lower than its net book value, an impairment charge of $18,959,000 was recognized within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings. The portion of this impairment loss attributable to the noncontrolling interest, or $7,583,000, was recorded within net earnings attributable to noncontrolling interests in our fiscal 2014 consolidated statement of earnings.

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

(2)

During the fourth quarter of fiscal 2014, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value of $7,034,000, resulting in an impairment charge of $1,412,000 within impairment of long-lived assets in our fiscal 2014 consolidated statement of earnings. Market observable, Level 2 inputs are used to determine fair value.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $610,028,000 and $674,488,000 at May 31, 2015 and 2014, respectively. The carrying amount of long-term debt, including current maturities, was $580,193,000 and $655,963,000 at May 31, 2015 and 2014, respectively.

Note R – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $17,219,000, $14,677,000 and $13,831,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2015, were as follows:

(in thousands)
2016	$9,425
2017	8,276
2018	6,931
2019	5,796
2020	4,365
Thereafter	3,684

Total	$38,477

Note S – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2015, fiscal 2014 and fiscal 2013 totaled $32,277,000, $31,441,000, and $19,568,000, respectively. Purchases from affiliated companies for fiscal 2015, fiscal 2014 and fiscal 2013 totaled $8,021,000, $9,387,000, and $4,930,000, respectively. Accounts receivable from affiliated companies were $5,826,000 and $4,124,000 at May 31, 2015 and 2014, respectively. Accounts payable to affiliated companies were $11,528,000 and $12,716,000 at May 31, 2015 and 2014, respectively.

Note T – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2015 and fiscal 2014:

(in thousands, except per share)	Three Months Ended
Fiscal 2015	August 31	November 30	February 28	May 31
Net sales	$862,414	$871,012	$804,785	$846,023
Gross margin	129,507	125,223	98,491	110,312
Impairment of goodwill and long-lived assets (1)	1,950	14,235	81,600	2,344
Net earnings (loss)	48,820	31,455	(23,243)	30,226
Net earnings (loss) attributable to controlling interest	44,168	29,462	(25,710)	28,865
Earnings (loss) per share - basic	$0.65	$0.44	$(0.39)	$0.45
Earnings (loss) per share - diluted	0.63	0.43	(0.39)	0.44

Fiscal 2014	August 31	November 30	February 28	May 31
Net sales	$692,291	$769,900	$773,230	$891,005
Gross margin	110,964	128,232	122,487	130,836
Impairment of goodwill and long-lived assets (1)	4,641	30,734	-	22,871
Net earnings	56,353	28,340	44,211	31,248
Net earnings attributable to controlling interest	54,557	22,977	40,603	33,163
Earnings per share - basic	$0.78	$0.33	$0.59	$0.49
Earnings per share - diluted	0.76	0.32	0.57	0.47

(1)	For additional information regarding the Company’s impairment charges, refer to “Note C – Goodwill and Other Long-Lived Assets.”

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Note U – Subsequent Events

On June 26, 2015, the Company announced the closure of its stainless steel business, PSM. The Company is in the process of winding down operations and expects to complete the exit of the facility by December 2015. The Company estimates that the closure will result in restructuring charges in the range of $1,000,000 to $1,500,000, primarily due to severance costs.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts – Describe (A)	Deductions – Describe (B)	Balance at End of Period

Year Ended May 31, 2015: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,043,000	$259,000	$-	$217,000	$3,085,000

Year Ended May 31, 2014: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,408,000	$32,000	$-	$397,000	$3,043,000

Year Ended May 31, 2013: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,329,000	$783,000	$26,000	$730,000	$3,408,000

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2015). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key controls over financial reporting, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2015. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2015, and our report dated July 30, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

July 30, 2015

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 24, 2015 (the “2015 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2015 Annual Meeting (“Worthington Industries’ Definitive 2015 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2015 (the fiscal year ended May 31, 2015).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2015 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2015 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2014 Annual Meeting of Shareholders held on September 25, 2014.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2015 Proxy Statement.

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

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors of Worthington Industries has adopted a Code of Conduct covering the directors, officers and employees of Worthington Industries and its subsidiaries, including Worthington Industries’ Chairman of the Board and Chief Executive Officer (the principal executive officer), Worthington Industries’ Executive Vice President and Chief Financial Officer (the principal financial officer) and Worthington Industries’ Controller (the principal accounting officer). The Registrant will disclose the following events, if they occur, in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of Worthington Industries’ Code of Conduct that (i) applies to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Worthington Industries will disclose any waivers from the provisions of the Code of Conduct granted to a director or an executive officer of Worthington Industries in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation and Stock Option Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the “Investor Center” section of Worthington Industries’ web site located at www.worthingtonindustries.com. In addition, a copy of the Code of Conduct was filed as Exhibit 14 to Worthington Industries’ Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2015 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2015 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Worthington Industries’ Definitive 2015 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2015 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2015 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2015 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Director Independence” and “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2015 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Worthington Industries’ Definitive 2015 Proxy Statement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2015 and 2014

Consolidated Statements of Earnings for the fiscal years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Equity for the fiscal years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2015, 2014 and 2013

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

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2015	By:	/s/ JOHN P. MCCONNELL
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	July 30, 2015	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ B. Andrew Rose B. Andrew Rose	July 30, 2015	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard G. Welch Richard G. Welch	July 30, 2015	Controller (Principal Accounting Officer)

* Kerrii B. Anderson	*	Director

* John B. Blystone	*	Director

* Mark C. Davis	*	Director

* Michael J. Endres	*	Director

* Ozey K. Horton, Jr.	*	Director

* Peter Karmanos, Jr.	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ John P. McConnell	Date: July 30, 2015
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998

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

4.1

Amended and Restated Credit Agreement, dated as of April 23, 2015, among Worthington Industries, Inc., as a Borrower; Worthington Industries International S.à.r.l., as a Borrower; PNC Bank, National Association, as a Lender, the Swingline Lender, an Issuing Bank and Administrative Agent; JPMorgan Chase Bank, N.A., as a Lender, an Issuing Bank and Syndication Agent; Bank of America, N.A.; U.S. Bank National Association; Wells Fargo Bank, National Association; Branch Banking and Trust Company; Fifth Third Bank; The Huntington National Bank; The Northern Trust Company; and Credit Suisse AG, Cayman Islands Branch, as Lenders (collectively with PNC Bank, National Association and JPMorgan Chase Bank, N.A., the “Lenders”); and Citizens Bank of Pennsylvania, as a Departing Lender; with Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association serving as Co-Documentation Agents; and J.P. Morgan Securities LLC and PNC Capital Markets LLC serving as Joint Bookrunners and Joint Lead Arrangers

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2015 and filed with the SEC on the same date (SEC File No. 1-8399)

4.2	Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.3	First Supplemental Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.4	Form of 6.50% Global Note due April 15, 2020 (included as Exhibit A in Exhibit 4.3 to this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.5	Second Supplemental Indenture, dated as of April 15, 2014, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

4.6	Form of 4.55% Global Note due April 15, 2026 (included as Exhibit A in Exhibit 4.5 to this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

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

4.8	Form of 4.60% Senior Note due August 10, 2024 (included as Exhibit A in Exhibit 4.7 to this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2012 and filed with the SEC on the same date (SEC File No. 1-8399)

4.9

Amendment No. 1 to Note Agreement, dated June 10, 2015, among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Filed herewith

4.10	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.7	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.8	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.10	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.12	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.13	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

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

Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

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

10.26	Worthington Industries, Inc. Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.27

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

10.28	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (amendment and restatement effective November 1, 2008)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.29	First Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (First Amendment effective September 26, 2013)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

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

10.31	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.32

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

10.34

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

10.35

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

10.36	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.37	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

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

10.39	Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.40	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 26, 2013)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.41

Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan)*

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.42

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.43

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.44

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

10.45

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.46

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.47

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.48

Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.49

Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.50

Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.51

Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.52

Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.53

Amendment No. 11 to Receivables Purchase Agreement, dated as of May 6, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.54

Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.55

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (SEC File No. 1-8399)

10.56

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.57

Amendment No. 15 to Receivables Purchase Agreement, dated as of October 11, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Filed herewith

10.58

Amendment No. 16 to Receivables Purchase Agreement, dated as of May 23, 2014, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Filed herewith

10.59

Amendment No. 17 to Receivables Purchase Agreement, dated as of January 16, 2015, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.60	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.61	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.62	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.63

Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.64

Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.65

Amendment No. 5, dated as of May 6, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, The Gerstenslager Company and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.66	Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.67

Amendment No. 7, dated as of January 16, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Advanced Component Technologies, Inc., Worthington Cylinders Mississippi, LLC, Worthington Steel of Kentucky, L.L.C., The Worthington Steel Company (North Carolina), and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.68	Amendment No. 8, dated as of February 18, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.69	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.70	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.71	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2013 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.72	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.73	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.74	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for Named Executive Officers*	Filed herewith

10.75	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each director of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.76	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012	Filed herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

*	Indicates management contract or compensatory plan or arrangement.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2015 of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2015 and 2014;

(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2015, 2014 and 2013;

(iii)	Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2015, 2014 and 2013;

(iv)	Consolidated Statements of Equity for the fiscal years ended May 31, 2015, 2014 and 2013;

(v)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2015, 2014 and 2013; and

(vi)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2015, 2014 and 2013.