Form 10-Q
period 2015-08-31
WORTHINGTON INDUSTRIES INC
filed 2015-10-13
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On October 1, 2015, the number of Common Shares, without par value, issued and outstanding was 64,248,529.

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

•	the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expected benefits from transformation plans, cost reduction efforts and other new initiatives;
•	expectations for increasing volatility or improving and sustainable earnings, earnings potential, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a recurrent slowing economy;
•	the effect of conditions in national and worldwide financial markets;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, oil and gas, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
•

the overall success of, and the ability to integrate, newly-acquired businesses and joint ventures, maintain and develop their customers, and achieve synergies and other expected benefits and cost savings therefrom;

ii

•	capacity levels and efficiencies, within facilities, within major product markets and within the industry as a whole;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to labor strikes or negotiations, adverse weather, casualty events, equipment breakdowns, acts of war or terrorist activities, or other causes;

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

•	the effect of changes to healthcare laws in the United States, which may increase our healthcare and other costs and negatively impact our operations and financial results; and
•

other risks described from time to time in our filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 31, 2015	May 31, 2015
Assets
Current assets:
Cash and cash equivalents	$18,772	$31,067
Receivables, less allowances of $2,909 and $3,085 at August 31, 2015 and May 31, 2015, respectively	431,586	474,292
Inventories:
Raw materials	195,695	181,975
Work in process	104,775	107,069
Finished products	82,329	85,931

Total inventories	382,799	374,975
Income taxes receivable	2,868	12,119
Assets held for sale	23,450	23,412
Deferred income taxes	21,731	22,034
Prepaid expenses and other current assets	53,630	54,294

Total current assets	934,836	992,193
Investments in unconsolidated affiliates	201,383	196,776
Goodwill	239,632	238,999
Other intangible assets, net of accumulated amortization of $51,831 and $47,547 at August 31, 2015 and May 31, 2015, respectively	114,799	119,117
Other assets	24,500	24,867
Property, plant & equipment:
Land	15,842	16,017
Buildings and improvements	218,809	218,182
Machinery and equipment	889,290	872,986
Construction in progress	59,061	40,753

Total property, plant & equipment	1,183,002	1,147,938
Less: accumulated depreciation	652,242	634,748

Property, plant and equipment, net	530,760	513,190

Total assets	$2,045,910	$2,085,142

Liabilities and equity
Current liabilities:
Accounts payable	$317,552	$294,129
Short-term borrowings	22,039	90,550
Accrued compensation, contributions to employee benefit plans and related taxes	63,823	66,252
Dividends payable	12,712	12,862
Other accrued items	67,250	56,913
Income taxes payable	11,217	2,845
Current maturities of long-term debt	846	841

Total current liabilities	495,439	524,392
Other liabilities	56,575	58,269
Distributions in excess of investment in unconsolidated affiliate	58,728	61,585
Long-term debt	580,901	579,352
Deferred income taxes	15,376	21,495

Total liabilities	1,207,019	1,245,093
Shareholders’ equity - controlling interest	749,884	749,112
Noncontrolling interests	89,007	90,937

Total equity	838,891	840,049

Total liabilities and equity	$2,045,910	$2,085,142

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2015	2014
Net sales	$758,147	$862,414
Cost of goods sold	645,131	732,907

Gross margin	113,016	129,507
Selling, general and administrative expense	75,951	75,255
Impairment of long-lived assets	3,000	1,950
Restructuring and other expense	3,069	100

Operating income	30,996	52,202
Other income (expense):
Miscellaneous income (expense)	(578)	323
Interest expense	(7,854)	(9,516)
Equity in net income of unconsolidated affiliates	26,581	27,924

Earnings before income taxes	49,145	70,933
Income tax expense	14,708	22,113

Net earnings	34,437	48,820
Net earnings attributable to noncontrolling interests	3,027	4,652

Net earnings attributable to controlling interest	$31,410	$44,168

Basic
Average common shares outstanding	63,993	67,567

Earnings per share attributable to controlling interest	$0.49	$0.65

Diluted
Average common shares outstanding	65,729	69,738

Earnings per share attributable to controlling interest	$0.48	$0.63

Common shares outstanding at end of period	63,343	67,424

Cash dividends declared per share	$0.19	$0.18

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2015	2014
Net earnings	$34,437	$48,820
Other comprehensive income (loss):
Foreign currency translation	1,823	(9,592)
Pension liability adjustment, net of tax	(8)	-
Cash flow hedges, net of tax	630	961

Other comprehensive income (loss)	2,445	(8,631)

Comprehensive income	36,882	40,189
Comprehensive income attributable to noncontrolling interests	2,971	3,472

Comprehensive income attributable to controlling interest	$33,911	$36,717

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2015	2014
Operating activities
Net earnings	$34,437	$48,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,440	20,367
Impairment of long-lived assets	3,000	1,950
Provision for deferred income taxes	(5,540)	(535)
Bad debt expense (income)	10	(203)
Equity in net income of unconsolidated affiliates, net of distributions	(5,513)	(6,990)
Net loss (gain) on sale of assets	1,606	(2,830)
Stock-based compensation	3,777	4,355
Excess tax benefits - stock-based compensation	(824)	(5,132)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	42,629	12,752
Inventories	(7,824)	(51,217)
Prepaid expenses and other current assets	11,166	(2,872)
Other assets	442	121
Accounts payable and accrued expenses	42,184	41,890
Other liabilities	(3,187)	(5,991)

Net cash provided by operating activities	137,803	54,485

Investing activities
Investment in property, plant and equipment	(38,497)	(23,873)
Investment in notes receivable	-	(5,000)
Acquisitions, net of cash acquired	-	(36,550)
Investments in unconsolidated affiliates	(1,687)	(3,800)
Proceeds from sale of assets and insurance	131	265

Net cash used by investing activities	(40,053)	(68,958)

Financing activities
Net proceeds from (repayments of) short-term borrowings	(68,511)	555
Proceeds from long-term debt	921	-
Principal payments on long-term debt	(208)	(302)
Payments for issuance of common shares	(602)	(1,020)
Excess tax benefits - stock-based compensation	824	5,132
Payments to noncontrolling interest	(3,336)	(2,867)
Repurchase of common shares	(27,582)	(20,071)
Dividends paid	(11,551)	(10,112)

Net cash used by financing activities	(110,045)	(28,685)

Decrease in cash and cash equivalents	(12,295)	(43,158)
Cash and cash equivalents at beginning of period	31,067	190,079

Cash and cash equivalents at end of period	$18,772	$146,921

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2016 (“fiscal 2016”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (“fiscal 2015”) of Worthington Industries, Inc. (the “2015 Form 10-K”).

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

In July 2015, amended accounting guidance was issued regarding the measurement of inventory. The amended guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance has no impact on inventory accounted for under the last-in, first-out (LIFO) or retail inventory methods. For public business entities, the amended guidance is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

We received distributions from unconsolidated affiliates totaling $21,068,000 during the three months ended August 31, 2015. We have received cumulative distributions from WAVE in excess of our investment balance totaling $58,728,000 at August 31, 2015. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	August 31, 2015	May 31, 2015
Cash	$96,400	$101,011
Receivable from member (1)	10,213	11,092
Other current assets	477,072	491,507
Noncurrent assets	331,811	318,939

Total assets	$915,496	$922,549

Current liabilities	$141,720	$184,028
Short-term borrowings	25,483	-
Current maturities of long-term debt	4,460	4,489
Long-term debt	270,771	272,861
Other noncurrent liabilities	20,205	20,471
Equity	452,857	440,700

Total liabilities and equity	$915,496	$922,549

	Three Months Ended August 31,
(in thousands)	2015	2014
Net sales	$404,463	$392,550
Gross margin	89,018	88,751
Operating income	61,246	63,479
Depreciation and amortization	8,097	9,122
Interest expense	2,159	2,162
Income tax expense	2,560	2,753
Net earnings	62,926	59,440

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

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

On March 24, 2015, the Company announced its decision to close its Engineered Cabs facility in Florence, South Carolina. During the first quarter of fiscal 2016, management finalized its plan to close the facility and transfer the majority of the business to its Engineered Cabs facility in Greeneville, Tennessee. Certain machinery and equipment will be transferred to the Greeneville facility to support higher volume and the remaining long-lived assets will be liquidated. For the assets to be liquidated, this represents a change in intended use. As a result, management evaluated the recoverability of these assets and determined that long-lived assets with a carrying value of $4,059,000 were no longer recoverable and were in fact impaired. As a result, these long-lived assets were written down to their estimated fair value of $1,059,000 resulting in an impairment charge of $3,000,000 during the three months ended August 31, 2015. The Company ceased production at the Florence facility on September 30, 2015.

As a result of the substantial fall in oil prices, management determined that the long-lived assets related to its oil and gas equipment business in Pressure Cylinders might be impaired. However, the Company’s estimate of the undiscounted future cash flows for each of its five oil and gas equipment facilities indicated that the carrying amounts were expected to be recovered. The estimated undiscounted future cash flows for each plant were significantly higher than their respective carrying values except for the Garden City, Kansas, location, which had total long-lived assets of $36,687,000 at August 31, 2015. The estimated undiscounted future cash flows for this location exceeded book value by less than 5%. It is possible that in the future the estimate of undiscounted cash flows may change resulting in the need to write down these assets to fair value.

NOTE D – Restructuring and Other Expense

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities, moving manufacturing of a product to another location, and employee severance (including rationalizing headcount or other significant changes in personnel).

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for the three months ended August 31, 2015 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$2,170	$3,030	$(686)	$(15)	$4,499
Facility exit and other costs	371	39	(53)	-	357

Restructuring and other expense	$2,541	$3,069	$(739)	$(15)	$4,856

Severance expense in the current year consisted primarily of $1,891,000 related to the pending closure of the Engineered Cabs facility in Florence, South Carolina, and $690,000 related to workforce reductions in our oil and gas equipment business within Pressure Cylinders announced on September 22, 2015. The total liability as of August 31, 2015 is expected to be paid in the next twelve months.

NOTE E – Contingent Liabilities and Commitments

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

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2015, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $11,433,000 at August 31, 2015. We have also guaranteed the repayment of a term loan entered into by our unconsolidated affiliate, ArtiFlex, which had $1,250,000 outstanding at August 31, 2015. We also have in place approximately $16,189,000 of outstanding letters of credit. These letters of credit are issued to third-party service providers and had no amounts drawn against them at August 31, 2015. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and, therefore, no amounts have been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. The applicable interest rate at August 31, 2015 was 1.257%. Borrowings outstanding under the Credit Facility totaled $18,694,000 at August 31, 2015, leaving $481,306,000 available for future use.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which expires in January 2018. The AR Facility has been available throughout fiscal 2016 to date, and was available throughout fiscal 2015. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of August 31, 2015, no undivided ownership interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at August 31, 2015 consisted of $1,249,000 outstanding under various credit facilities maintained by our consolidated affiliate, Worthington Aritas, and $2,096,000 outstanding under a $9,500,000 credit facility maintained by our consolidated affiliate, Worthington Nitin Cylinders. Borrowings outstanding under the Nitin credit facility are currently in default; however, the lender has not called the note and the Company has settled its portion of the obligation.

NOTE H – Comprehensive Income

The following table summarizes the tax effects on each component of other comprehensive income (loss) for the three months ended August 31:

	2015			2014
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$1,823	$-	$1,823	$(9,592)	$-	$(9,592)
Pension liability adjustment	(8)	-	(8)	-	-	-
Cash flow hedges	1,238	(608)	630	1,543	(582)	961

Other comprehensive income (loss )	$3,053	$(608)	$2,445	$(8,049)	$(582)	$(8,631)

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the three months ended August 31, 2015:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total	Non- controlling Interests	Total
Balance at May 31, 2015	$289,078	$(50,704)	$510,738	$749,112	$90,937	$840,049
Net earnings	-	-	31,410	31,410	3,027	34,437
Other comprehensive income (loss)	-	2,501	-	2,501	(56)	2,445
Common shares issued, net of withholding tax	(602)	-	-	(602)	-	(602)
Common shares in NQ plans	550	-	-	550	-	550
Stock-based compensation	5,965	-	-	5,965	-	5,965
Purchases and retirement of common shares	(4,680)	-	(22,902)	(27,582)	-	(27,582)
Cash dividends declared	-	-	(11,470)	(11,470)	-	(11,470)
Payments to noncontrolling interest	-	-	-	-	(4,901)	(4,901)

Balance at August 31, 2015	$290,311	$(48,203)	$507,776	$749,884	$89,007	$838,891

The components of the changes in other comprehensive loss were as follows:

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
(in thousands)
Balance as of May 31, 2015	$(20,717)	$(15,003)	$(14,984)	$(50,704)
Other comprehensive income (loss) before reclassifications	1,879	(8)	(8,092)	(6,221)
Reclassification adjustments to income (a)	-	-	9,330	9,330
Income taxes	-	-	(608)	(608)

Balance as of August 31, 2015	$(18,838)	$(15,011)	$(14,354)	$(48,203)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE N – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2015, we granted non-qualified stock options covering a total of 153,500 common shares under our stock-based compensation plans. The option price of $30.92 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $9.55 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,305,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.33%
Expected volatility	38.40%
Risk-free interest rate	1.98%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2015, we granted an aggregate of 148,850 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $30.92 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $4,096,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees that are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2016, 2017 and 2018. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the three months ended August 31, 2015, we granted performance share awards covering an aggregate of 94,700 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,852,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the three months ended August 31, 2015 and August 31, 2014 reflected estimated annual effective income tax rates of 31.8% and 32.8%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our Spartan, Worthington Nitin Cylinders, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas and Worthington Nitin Cylinders, both foreign corporations, and TWB’s wholly-owned foreign corporations, is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2016 could be materially different from the forecasted rate as of August 31, 2015.

NOTE L – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2015 and 2014:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2015	2014
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$31,410	$44,168
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	63,993	67,567
Effect of dilutive securities	1,736	2,171

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	65,729	69,738

Basic earnings per share attributable to controlling interest	$0.49	$0.65
Diluted earnings per share attributable to controlling interest	$0.48	$0.63

Stock options covering 318,904 and 87,976 common shares have been excluded from the computation of diluted earnings per share for the three months ended August 31, 2015 and August 31, 2014, respectively, because the effect would have been anti-dilutive as the exercise price of the stock options was greater than the average market price of the common shares during the period.

NOTE M – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2015	2014
Net sales
Steel Processing	$490,800	$552,331
Pressure Cylinders	224,394	248,959
Engineered Cabs	38,617	49,554
Other	4,336	11,570

Total net sales	$758,147	$862,414

Operating income (loss)
Steel Processing	$23,638	$35,869
Pressure Cylinders	16,819	19,606
Engineered Cabs	(9,291)	(2,145)
Other	(170)	(1,128)

Total operating income	$30,996	$52,202

Impairment of long-lived assets
Steel Processing	$-	$1,950
Pressure Cylinders	-	-
Engineered Cabs	3,000	-
Other	-	-

Total impairment of long-lived assets	$3,000	$1,950

Restructuring and other expense (income)
Steel Processing	$462	$(30)
Pressure Cylinders	731	23
Engineered Cabs	1,878	-
Other	(2)	107

Total restructuring and other expense	$3,069	$100

(in thousands)	August 31, 2015	May 31, 2015
Total assets
Steel Processing	$818,834	$829,116
Pressure Cylinders	791,752	804,799
Engineered Cabs	89,018	94,506
Other	346,306	356,721

Total assets	$2,045,910	$2,085,142

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. At August 31, 2015, we had posted total cash collateral of $2,711,000 to our margin accounts. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note O – Fair Value” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at August 31, 2015:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$16,557
	Other assets	-	Other liabilities	424

		-		16,981
Interest rate contracts	Receivables	-	Accounts payable	81
	Other assets	-	Other liabilities	79

		-		160

Totals		$-		$17,141

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$4,852
	Other assets	-	Other liabilities	119

		-		4,971

Foreign exchange contracts	Receivables	11	Accounts payable	-

		11		-

Totals		$11		$4,971

Total Derivative Instruments		$11		$22,112

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $310,000 decrease in receivables with a corresponding decrease in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at August 31, 2015:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$78,081	September 2015 - December 2016
Interest rate contracts	17,153	September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended August 31, 2015 and 2014:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended August 31, 2015:
Commodity contracts	$(8,126)	Cost of goods sold	$(9,187)	Cost of goods sold	$-
Interest rate contracts	34	Interest expense	(139)	Interest expense	-
Foreign currency contracts	-	Miscellaneous income	(4)	Miscellaneous income	-

Totals	$(8,092)		$(9,330)		$-

For the three months ended August 31, 2014:
Commodity contracts	$(413)	Cost of goods sold	$(796)	Cost of goods sold	$-
Interest rate contracts	-	Interest expense	(1,148)	Interest expense	-

Totals	$(413)		$(1,944)		$-

The estimated net amount of the losses recognized in accumulated OCI at August 31, 2015 expected to be reclassified into net earnings within the succeeding twelve months is $12,131,000 (net of tax of $7,029,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2015, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2016 and 2017.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2015:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$31,275	September 2015 - February 2017
Foreign currency contracts	774	November 2015

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended August 31, 2015 and 2014:

	Location of Gain (Loss)	Gain (Loss) Recognized in Earnings for the Three Months Ended August 31,
(in thousands)	Recognized in Earnings	2015	2014
Commodity contracts	Cost of goods sold	$(2,755)	$(57)
Foreign exchange contracts	Miscellaneous income (expense)	-	261

Total		$(2,755)	$204

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At August 31, 2015, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$11	$-	$11

Total assets	$-	$11	$-	$11

Liabilities
Derivative contracts (1)	$-	$22,112	$-	$22,112
Contingent consideration obligations (2)	-	-	3,979	3,979

Total liabilities	$-	$22,112	$3,979	$26,091

At May 31, 2015, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$171	$-	$171

Total assets	$-	$171	$-	$171

Liabilities
Derivative contracts (1)	$-	$22,131	$-	$22,131
Contingent consideration obligation (2)	-	-	3,979	3,979

Total liabilities	$-	$22,131	$3,979	$26,110

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

(2)

The fair value of the contingent consideration obligation is determined using a probability weighted cash flow approach based on management’s projections of future cash flows of the acquired business. The fair value measurement was based on Level 3 inputs not observable in the market.

Non-Recurring Fair Value Measurements

At August 31, 2015, our financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$1,059	$-	$1,059

Total assets	$-	$1,059	$-	$1,059

(1)

During the first quarter of fiscal 2016, management reviewed certain long-lived assets of its Engineered Cabs facility in Florence, South Carolina, for impairment. In accordance with the applicable accounting guidance, long-lived assets with a carrying value of $4,059,000 were written down to their estimated fair value of $1,059,000 resulting in an impairment charge of $3,000,000 during the three months ended August 31, 2015. Comparable market transactions were used to measure fair value. Refer to “NOTE C – Impairment of Long-Lived Assets” for additional information.

At May 31, 2015, our assets measured at fair value on a non-recurring basis were categorized as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$-	$12,403	$12,403

Total assets	$-	$-	$12,403	$12,403

(1)

During the fourth quarter of fiscal 2015, management reviewed certain intangible assets related to our CNG fuel systems joint venture, dHybrid, for impairment. In accordance with the applicable accounting guidance, the intangible assets were written down to their fair value of $600,000, resulting in an impairment charge of $2,344,000. The key assumptions that drove the fair value calculation were projected cash flows and the discount rate.

During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs operating segment was necessary. Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs operating segment for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence, South Carolina facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values of $2,000,000 and $9,803,000. The fair value measurements were based on Level 3 inputs not observable in the market. The key assumptions that drove the fair value calculations were projected cash flows and the discount rate.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $596,651,000 and $610,028,000 at August 31, 2015 and May 31, 2015, respectively. The carrying amount of long-term debt, including current maturities, was $581,747,000 and $580,193,000 at August 31, 2015 and May 31, 2015, respectively.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I - Item 1A. - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (“fiscal 2015”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

As of August 31, 2015, excluding our joint ventures, we operated 33 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include Construction Services and Worthington Energy Innovations (“WEI”). The Company is in the process of exiting the businesses within Construction Services.

We also held equity positions in 13 active joint ventures, which operated 51 manufacturing facilities worldwide, as of August 31, 2015. Six of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining seven of these joint ventures are accounted for using the equity method.

Overview

The Company generated solid earnings during the first quarter of fiscal 2016 despite challenging market conditions resulting from declining steel and oil prices. Inventory holding losses in Steel Processing and lower volume in the oil and gas equipment business in Pressure Cylinders weighed on earnings; however, lower overall manufacturing costs and improved operations in the industrial gas and consumer product end markets in Pressure Cylinders helped to offset the impact. Demand remained steady in most of our key end markets, with the exception of the oil and gas equipment, construction and agriculture end markets. The Company continues to take action to reduce the cost structure of certain facilities serving these markets in order to remain cash flow positive. During the current quarter, the Company announced an additional workforce reduction at three of its five oil and gas equipment facilities. The previously announced closure of the Company’s Engineered Cabs facility in Florence, South Carolina, remains on track, as the Company ceased production at the facility on September 30, 2015, and is in the process of transferring certain business to the Engineered Cabs facility in Greeneville, Tennessee.

Equity in net income of unconsolidated affiliates (“equity income”) was down 5% from the prior year quarter driven by $1.7 million of product development expenses related to the alternative fuels business and lower earnings at Serviacero, which was negatively impacted by lower steel prices. Record earnings at WAVE and higher contributions from ClarkDietrich, Samuel and ArtiFlex partially offset the overall decrease in equity income. We received cash distributions of $21.1 million from our unconsolidated affiliates during the first quarter of fiscal 2016.

Recent Business Developments

•	During the quarter, the Company repurchased a total of 1,000,000 common shares for $27.6 million at an average price of $27.58.

•	On September 23, 2015, the board of directors declared a quarterly dividend of $0.19 per share payable on December 29, 2015 to shareholders of record on December 15, 2015.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first three months of each of fiscal 2016 and fiscal 2015 is illustrated in the following chart:

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

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended August 31,
	2015	2014	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.4%	2.8%	-1.4%
Hot-Rolled Steel ($ per ton) [2]	$461	$671	($210)
Detroit Three Auto Build (000’s vehicles) [3]	2,355	2,238	117
No. America Auto Build (000’s vehicles) [3]	4,446	4,172	274
Zinc ($ per pound) [4]	$0.88	$0.99	($0.11)
Natural Gas ($ per mcf) [5]	$2.78	$4.61	($1.83)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.75	$3.88	($1.13)

[1]

2014 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results. When steel prices fall we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2016, fiscal 2015 and fiscal 2014:

(Dollars per ton 1)
	Fiscal Year
	2016	2015	2014
1st Quarter	$461	$671	$627
2nd Quarter	N/A	$651	$651
3rd Quarter	N/A	$578	$669
4th Quarter	N/A	$464	$655
Annual Avg.	N/A	$591	$651

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the first quarter of fiscal 2016. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2016, overall vehicle production for the Detroit Three automakers was up 5% and North American vehicle production as a whole increased 7%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter - Fiscal 2016 Compared to Fiscal 2015

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$758.1	100.0%	$862.4	100.0%	$(104.3)
Cost of goods sold	645.1	85.1%	732.9	85.0%	(87.8)

Gross margin	113.0	14.9%	129.5	15.0%	(16.5)
Selling, general and administrative expense	75.9	10.0%	75.3	8.7%	0.6
Impairment of long-lived assets	3.0	0.4%	1.9	0.2%	1.1
Restructuring and other expense	3.1	0.4%	0.1	0.0%	3.0

Operating income	31.0	4.1%	52.2	6.1%	(21.2)
Miscellaneous income (expense)	(0.6)	-0.1%	0.3	0.0%	(0.9)
Interest expense	(7.9)	-1.0%	(9.5)	-1.1%	1.6
Equity in net income of unconsolidated affiliates	26.6	3.5%	27.9	3.2%	(1.3)
Income tax expense	(14.7)	-1.9%	(22.1)	-2.6%	7.4

Net earnings	34.4	4.5%	48.8	5.7%	(14.4)
Net earnings attributable to noncontrolling interests	3.0	0.4%	4.6	0.5%	1.6

Net earnings attributable to controlling interest	$31.4	4.1%	$44.2	5.1%	$(12.8)

Net earnings attributable to controlling interest for the three months ended August 31, 2015 decreased $12.8 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales decreased $104.3 million from the comparable period in the prior year. The decrease was driven by lower volume in all business segments, which reduced net sales by $79.4 million, combined with lower average selling prices in Steel Processing driven by the decline in the market price of steel.

•

Gross margin decreased $16.5 million from the comparable period in the prior year on lower volume and the unfavorable impact of inventory holding losses in Steel Processing in the current period compared to gains in the prior year period. Lower manufacturing expenses partially offset the overall decrease in gross margin.

•	SG&A expense increased slightly over the comparable prior year period to $75.9 million as the impact of acquisitions was partially offset by lower profit sharing and bonus expense.

•

Impairment charges of $3.0 million in the current period related to the pending closure of the Engineered Cabs facility in Florence, South Carolina. Impairment charges in the comparable prior year period related to the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”). For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring and other expense of $3.1 million in the current period consisted primarily of accruals for employee severance costs related to the pending closure of the Florence facility in Engineered Cabs ($1.9 million) and the recently announced workforce reductions in our oil and gas equipment businesses ($690,000).

•	Interest expense of $7.9 million was $1.6 million lower than the comparable period in the prior year. The decrease was driven by lower average debt levels.

•

Equity income decreased $1.3 million from the comparable period in the prior year. The decrease was driven by $1.7 million of product development expenses related to the alternative fuels business and lower earnings at Serviacero, which was negatively impacted by lower steel prices. Record earnings at WAVE and higher contributions from ClarkDietrich, Samuel and ArtiFlex partially offset the overall decrease in equity income. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $7.4 million from the comparable period in the prior year due primarily to lower earnings. The current quarter expense of $14.7 million was calculated using an estimated annual effective income tax rate of 31.8% versus 32.8% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$490.8	100.0%	$552.3	100.0%	$(61.5)
Cost of goods sold	433.8	88.4%	482.6	87.4%	(48.8)

Gross margin	57.0	11.6%	69.7	12.6%	(12.7)
Selling, general and administrative expense	32.9	6.7%	31.9	5.8%	1.0
Impairment of long-lived assets	-	0.0%	1.9	0.3%	(1.9)
Restructuring and other expense	0.5	0.1%	-	0.0%	0.5

Operating income	$23.6	4.8%	$35.9	6.5%	$(12.3)

Material cost	$348.2		$394.9		$(46.7)
Tons shipped (in thousands)	866		905		(39)

Net sales and operating highlights were as follows:

•

Net sales decreased $61.5 million from the comparable period in the prior year. Declining steel prices led to lower average selling prices, which reduced net sales by $41.8 million. Volume also declined in the current period reducing net sales by an additional $19.7 million as lower tolling volume more than offset contributions from the recent acquisition of Rome Strip Steel. The mix of direct versus toll tons processed was 63% to 37% compared to 60% to 40% in the first quarter of fiscal 2015.

•

Operating income decreased $12.3 million from the comparable period in the prior year. The decrease was driven primarily by the unfavorable impact of inventory holding losses in the current period compared to inventory holding gains in the prior year period. Restructuring and other expense in the current period consisted of severance accruals related primarily to the closure of PSM.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$224.4	100.0%	$249.0	100.0%	$(24.6)
Cost of goods sold	170.0	75.8%	194.4	78.1%	(24.4)

Gross margin	54.4	24.2%	54.6	21.9%	(0.2)
Selling, general and administrative expense	36.9	16.4%	35.0	14.1%	1.9
Restructuring and other expense	0.7	0.3%	-	0.0%	0.7

Operating income	$16.8	7.5%	$19.6	7.9%	$(2.8)

Material cost	$99.1		$118.4		$(19.3)

Net sales by principal class of products:
Consumer Products	$55.0		$55.6		$(0.6)
Industrial Products	105.1		109.1		(4.0)
Alternative Fuels	24.8		21.8		3.0
Oil and Gas Equipment	32.9		57.3		(24.4)
Cryogenics	6.6		5.2		1.4

Total Pressure Cylinders	$224.4		$249.0		$(24.6)

Units shipped by principal class of products:
Consumer Products	11,977,945		12,346,630		(368,685)
Industrial Products	7,147,952		7,916,492		(768,540)
Alternative Fuels	91,956		104,089		(12,133)
Oil and Gas Equipment	1,320		2,987		(1,667)
Cryogenics	237		187		50

Total Pressure Cylinders	19,219,410		20,370,385		(1,150,975)

Net sales and operating highlights were as follows:

•	Net sales decreased $24.6 million from the comparable period in the prior year on lower volume, particularly in the oil and gas equipment businesses.

•

Operating income decreased $2.8 million from the comparable period in the prior year as declines in oil and gas equipment more than offset improvements in the industrial gas and consumer products businesses resulting from lower manufacturing costs and an improved product mix. Restructuring expense in the current period consisted of an accrual for employee severance costs related to the recently announced workforce reductions in our oil and gas equipment businesses.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$38.6	100.0%	$49.6	100.0%	$(11.0)
Cost of goods sold	37.6	97.4%	44.9	90.5%	(7.3)

Gross margin	1.0	2.6%	4.7	9.5%	(3.7)
Selling, general and administrative expense	5.4	14.0%	6.8	13.7%	(1.4)
Impairment of long-lived assets	3.0	7.8%	-	0.0%	3.0
Restructuring and other expense	1.9	4.9%	-	0.0%	1.9

Operating loss	$(9.3)	-24.1%	$(2.1)	-4.2%	$(7.2)

Material cost	$18.0		$22.0		$(4.0)

Net sales and operating highlights were as follows:

•

Net sales decreased $11.0 million from the comparable period in the prior year due to the January 2015 sale of the assets of Advanced Component Technologies, Inc. and lower volume in the construction and agriculture end markets.

•

Operating loss increased $7.2 million due to higher impairment and restructuring charges and the unfavorable impact of lower volume. Impairment and restructuring charges totaled $4.9 million in the current period and related to the previously announced closure of the Engineered Cabs facility in Florence, South Carolina.

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure. Certain expense items not allocated to our operating segments are also included in the Other category. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended August 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$4.3	100.0%	$11.6	100.0%	$(7.3)
Cost of goods sold	3.7	86.0%	11.1	95.7%	(7.4)

Gross margin	0.6	14.0%	0.5	4.3%	0.1
Selling, general and administrative expense	0.8	18.6%	1.5	12.9%	(0.7)
Restructuring and other expense	-	0.0%	0.1	0.9%	(0.1)

Operating loss	$(0.2)	-4.7%	$(1.1)	-9.5%	$0.9

Net sales and operating highlights were as follows:

•	Net sales decreased $7.3 million from the comparable period in the prior year on lower volume in Construction Services, which the Company is exiting.

•	Operating loss of $0.2 million in the current period was driven primarily by losses within Construction Services.

Liquidity and Capital Resources

During the three months ended August 31, 2015, we generated $137.8 million of cash from operating activities, invested $38.5 million in property, plant and equipment and paid dividends of $11.6 million on our common shares.

Additionally, we paid $27.6 million to repurchase 1,000,000 of our common shares. The following table summarizes our consolidated cash flows for the three months ended August 31, 2015 and 2014:

	Three Months Ended August 31,
(in millions)	2015	2014
Net cash provided by operating activities	$137.8	$54.5
Net cash used by investing activities	(40.1)	(69.0)
Net cash used by financing activities	(110.0)	(28.7)

Decrease in cash and cash equivalents	(12.3)	(43.2)
Cash and cash equivalents at beginning of period	31.1	190.1

Cash and cash equivalents at end of period	$18.8	$146.9

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

The cash and cash equivalents balance at August 31, 2015 included $4.4 million of cash held by subsidiaries outside of the United States that the Company intends to indefinitely reinvest. Although the majority of this cash is available for repatriation, bringing the money into the United States could trigger federal, state and local income tax obligations. We do not have any intentions to repatriate this cash.

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

Net cash provided by operating activities was $137.8 million during the three months ended August 31, 2015 compared to $54.5 million in the comparable period of fiscal 2015. The increase was driven primarily by declining working capital levels as a result of lower steel prices.

Investing Activities

Net cash used by investing activities was $40.1 million during the three months ended August 31, 2015 compared to $69.0 million in the prior year period. The decrease from the prior year period was driven primarily by the absence of acquisitions partially offset by higher capital expenditures. There were no acquisitions completed in the first quarter of fiscal 2016; however, in the comparable period in the prior year, the Company spent a combined $36.6 million, net of cash acquired, for the net assets of Midstream Equipment Fabrication LLC and James Russell Engineering Works, Inc.

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

Financing Activities

Net cash used by financing activities was $110.0 million during the three months ended August 31, 2015 compared to $28.7 million in the prior year period. Short-term borrowings declined $68.5 million during the first quarter of fiscal 2016 as the $60.0 million outstanding under our revolving trade accounts receivable securitization facility (the “AR Facility”) at May 31, 2015, was paid in full. Additionally, we paid $27.6 million to repurchase 1,000,000 of our common shares and paid dividends of $11.6 million on our common shares.

As of August 31, 2015, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at August 31, 2015 were unchanged from those reported as of May 31, 2015.

Common shares - The Board declared a quarterly dividend of $0.19 per common share for the first quarter of fiscal 2016 compared to $0.18 per common share for the first quarter of fiscal 2015. Dividends paid on our common shares totaled $11.6 million during the three months ended August 31, 2015, compared to $10.1 million in the prior year period. On September 23, 2015, the Board declared a quarterly dividend of $0.19 per common share payable on December 29, 2015 to shareholders of record on December 15, 2015.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. A total of 3,453,855 common shares have been repurchased under this authorization, including 1,000,000 during the first quarter of fiscal 2016, leaving 6,546,145 common shares available for repurchase.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2015 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements - NOTE G – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2015, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $11.4 million at August 31, 2015. We have also guaranteed the repayment of a term loan entered into by our unconsolidated affiliate, ArtiFlex, which had $1.3 million outstanding at August 31, 2015. In addition, we had in place approximately $16.2 million of outstanding letters of credit at August 31, 2015. These letters of credit were issued to third-party service providers and had no amounts drawn against them at August 31, 2015. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In July 2015, amended accounting guidance was issued regarding the measurement of inventory. The amended guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance has no impact on inventory accounted for under the last-in, first-out (LIFO) or retail inventory methods. For public business entities, the amended guidance is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2015 Form 10-K.

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

On March 24, 2015, the Company announced its decision to close its Engineered Cabs facility in Florence, South Carolina. During the first quarter of fiscal 2016, management finalized its plan to close the facility and transfer the majority of the business to its Engineered Cabs facility in Greeneville, Tennessee. Certain machinery and equipment will be transferred to the Greeneville facility to support higher volume and the remaining long-lived assets will be liquidated. For the assets to be liquidated, this represents a change in intended use. As a result, management evaluated the recoverability of these assets and determined that long-lived assets with a carrying value of $4.1 million were no longer recoverable and were in fact impaired. As a result, these long-lived assets were written down to their estimated fair value of $1.1 million resulting in an impairment charge of $3.0 million during the three months ended August 31, 2015. The Company ceased production at the Florence facility on September 30, 2015.

As a result of the substantial fall in oil prices, management determined that the long-lived assets related to its oil and gas equipment business in Pressure Cylinders might be impaired. However, the Company’s estimate of the undiscounted future cash flows for each of its five oil and gas equipment facilities indicated that the carrying amounts were expected to be recovered.

The estimated undiscounted future cash flows for each plant were significantly higher than their respective carrying values except for the Garden City, Kansas, location, which had total long-lived assets of $36.7 million at August 31, 2015. The estimated undiscounted future cash flows for this location exceeded book value by less than 5%. It is possible that in the future the estimate of undiscounted cash flows may change resulting in the need to write down these assets to fair value.

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

The goodwill impairment test consists of comparing the fair value of each operating segment, determined using discounted cash flows, to each operating segment’s respective carrying value. If the estimated fair value of an operating segment exceeds its carrying value, there is no impairment. If the carrying amount of the operating segment exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the operating segment, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the applicable consolidated statement of earnings. We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2015 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. Additionally, no impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the three months ended August 31, 2015.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II - Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2015 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2015). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended August 31, 2015, the Company implemented a new enterprise performance management system. This system was implemented to increase the overall efficiency of the consolidation and financial reporting processes and not in response to any deficiency or material weakness in internal control over financial reporting. While the Company has not completed the testing of the operating effectiveness of all key controls in the new system, we believe that effective internal control over financial reporting was maintained during and after the conversion. There were no other changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2015) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. — Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2015 (the “2015 Form 10-K”), as filed with the Securities and Exchange Commission on July 30, 2015, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2015 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2015 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2015:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2015 (2)	70,408	$29.32	-	7,546,145
July 1-31, 2015	280,000	$27.97	280,000	7,266,145
August 1-31, 2015 (2)	726,212	$27.43	720,000	6,546,145

Total	1,076,620	$27.69	1,000,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 25, 2014, Worthington Industries, Inc. announced that the Board authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 6,546,145 common shares were available under this repurchase authorization at August 31, 2015.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 70,408 and 6,212 common shares surrendered by employees in June 2015 and August 2015, respectively, to satisfy tax withholding obligations upon exercise of stock options and vesting of restricted common shares. These common shares were not counted against the share repurchase authorization in effect throughout the first quarter of fiscal 2016 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

4.1	Amendment No. 1 to Note Agreement, dated June 10, 2015, among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Assurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand (incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2015 (SEC File No. 1-8399))

10.1	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (effective September 2015) (incorporated herein by reference to Exhibit 10.69 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2015 (SEC File No. 1-8399))

10.2	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares Granted in Fiscal 2016 for Named Executive Officers (incorporated herein by reference to Exhibit 10.74 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2015 (SEC File No. 1-8399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2015 and May 31, 2015;
(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2015 and August 31, 2014;
(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2015 and August 31, 2014;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2015 and August 31, 2014; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 13, 2015	By:	/s/ B. Andrew Rose
B. Andrew Rose, Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

4.1

Amendment No. 1 to Note Agreement, dated June 10, 2015, among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Assurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.1	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (effective September 2015)	Incorporated herein by reference to Exhibit 10.69 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.2	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares Granted in Fiscal 2016 for Named Executive Officers	Incorporated herein by reference to Exhibit 10.74 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at August 31, 2015 and May 31, 2015;

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2015 and August 31, 2014;

(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2015 and August 31, 2014;

(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2015 and August 31, 2014; and

(v)	Notes to Consolidated Financial Statements.