Form 10-Q
period 2015-11-30
WORTHINGTON INDUSTRIES INC
filed 2016-01-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On December 31, 2015, the number of Common Shares, without par value, issued and outstanding was 63,228,138.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and worldwide economic conditions generally and within major product markets, including a recurrent slowing economy;
•	the effect of conditions in national and worldwide financial markets;
•	lower oil prices as a factor in demand for products;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, oil and gas, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;

ii

•

the overall success of, and the ability to integrate, newly-acquired businesses and joint ventures, maintain and develop their customers, and achieve synergies and other expected benefits and cost savings therefrom;

•	capacity levels and efficiencies, within facilities, within major product markets and within the industries as a whole;
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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30, 2015	May 31, 2015
Assets
Current assets:
Cash and cash equivalents	$27,354	$31,067
Receivables, less allowances of $3,163 and $3,085 at November 30, 2015 and May 31, 2015, respectively	407,371	474,292
Inventories:
Raw materials	177,044	181,975
Work in process	89,877	107,069
Finished products	84,232	85,931

Total inventories	351,153	374,975
Income taxes receivable	3,491	12,119
Assets held for sale	12,646	23,412
Deferred income taxes	21,356	22,034
Prepaid expenses and other current assets	48,525	54,294

Total current assets	871,896	992,193
Investments in unconsolidated affiliates	210,116	196,776
Goodwill	237,110	238,999
Other intangible assets, net of accumulated amortization of $42,744 and $47,547 at November 30, 2015 and May 31, 2015, respectively	92,119	119,117
Other assets	25,676	24,867
Property, plant & equipment:
Land	14,367	16,017
Buildings and improvements	224,104	218,182
Machinery and equipment	898,384	872,986
Construction in progress	52,174	40,753

Total property, plant & equipment	1,189,029	1,147,938
Less: accumulated depreciation	664,941	634,748

Property, plant and equipment, net	524,088	513,190

Total assets	$1,961,005	$2,085,142

Liabilities and equity
Current liabilities:
Accounts payable	$265,984	$294,129
Short-term borrowings	49,538	90,550
Accrued compensation, contributions to employee benefit plans and related taxes	59,016	66,252
Dividends payable	13,293	12,862
Other accrued items	61,039	56,913
Income taxes payable	2,049	2,845
Current maturities of long-term debt	851	841

Total current liabilities	451,770	524,392
Other liabilities	63,429	58,269
Distributions in excess of investment in unconsolidated affiliate	58,214	61,585
Long-term debt	579,016	579,352
Deferred income taxes	4,802	21,495

Total liabilities	1,157,231	1,245,093
Shareholders’ equity - controlling interest	713,006	749,112
Noncontrolling interests	90,768	90,937

Total equity	803,774	840,049

Total liabilities and equity	$1,961,005	$2,085,142

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Net sales	$699,816	$871,012	$1,457,963	$1,733,426
Cost of goods sold	590,637	745,789	1,235,768	1,478,696

Gross margin	109,179	125,223	222,195	254,730
Selling, general and administrative expense	72,722	77,308	148,673	152,563
Impairment of long-lived assets	22,962	14,235	25,962	16,185
Restructuring and other expense	1,523	488	4,592	588

Operating income	11,972	33,192	42,968	85,394
Other income (expense):
Miscellaneous income, net	996	1,220	418	1,543
Interest expense	(7,799)	(9,676)	(15,653)	(19,192)
Equity in net income of unconsolidated affiliates	29,247	22,319	55,828	50,243

Earnings before income taxes	34,416	47,055	83,561	117,988
Income tax expense	8,800	15,600	23,508	37,713

Net earnings	25,616	31,455	60,053	80,275
Net earnings attributable to noncontrolling interests	2,375	1,993	5,402	6,645

Net earnings attributable to controlling interest	$23,241	$29,462	$54,651	$73,630

Basic
Average common shares outstanding	62,676	67,105	63,338	67,337

Earnings per share attributable to controlling interest	$0.37	$0.44	$0.86	$1.09

Diluted
Average common shares outstanding	64,527	69,181	65,015	69,780

Earnings per share attributable to controlling interest	$0.36	$0.43	$0.84	$1.06

Common shares outstanding at end of period	62,101	66,912	62,101	66,912

Cash dividends declared per share	$0.19	$0.18	$0.38	$0.36

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Net earnings	$25,616	$31,455	$60,053	$80,275
Other comprehensive loss:
Foreign currency translation	(9,214)	(7,270)	(7,391)	(16,862)
Pension liability adjustment, net of tax	-	-	(8)	-
Cash flow hedges, net of tax	(2,523)	(1,881)	(1,893)	(920)

Other comprehensive loss	(11,737)	(9,151)	(9,292)	(17,782)

Comprehensive income	13,879	22,304	50,761	62,493
Comprehensive income attributable to noncontrolling interests	1,760	1,559	4,731	5,031

Comprehensive income attributable to controlling interest	$12,119	$20,745	$46,030	$57,462

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Operating activities
Net earnings	$25,616	$31,455	$60,053	$80,275
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,547	21,200	41,987	41,567
Impairment of long-lived assets	22,962	14,235	25,962	16,185
Provision for deferred income taxes	(9,851)	(5,492)	(15,391)	(6,027)
Bad debt expense (income)	(2)	143	8	(60)
Equity in net income of unconsolidated affiliates, net of distributions	(10,389)	(813)	(15,902)	(7,803)
Net loss (gain) on sale of assets	(5,854)	2,370	(4,248)	(460)
Stock-based compensation	3,880	4,498	7,657	8,853
Excess tax benefits - stock-based compensation	(434)	(621)	(1,258)	(5,753)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	23,474	(6,916)	66,103	5,836
Inventories	31,645	16,087	23,821	(35,130)
Prepaid expenses and other current assets	17,467	(5,232)	28,633	(8,104)
Other assets	(3,245)	3,095	(2,803)	3,216
Accounts payable and accrued expenses	(72,711)	(72,095)	(30,527)	(30,205)
Other liabilities	7,487	(505)	4,300	(6,496)

Net cash provided by operating activities	50,592	1,409	188,395	55,894

Investing activities
Investment in property, plant and equipment	(21,995)	(23,273)	(60,492)	(47,146)
Investment in notes receivable	-	(2,300)	-	(7,300)
Acquisitions, net of cash acquired	(2,950)	(14,543)	(2,950)	(51,093)
Distributions from (investments in) unconsolidated affiliates	(226)	129	(1,913)	(3,671)
Proceeds from sale of assets and insurance	9,325	921	9,456	1,186

Net cash used by investing activities	(15,846)	(39,066)	(55,899)	(108,024)

Financing activities
Net proceeds from (repayments of) short-term borrowings	27,499	(196)	(41,012)	359
Proceeds from long-term debt	-	20,480	921	20,480
Principal payments on long-term debt	(220)	(511)	(428)	(813)
Proceeds from (payments for) issuance of common shares	3,666	566	3,064	(454)
Excess tax benefits - stock-based compensation	434	621	1,258	5,753
Payments to noncontrolling interest	(1,564)	-	(4,900)	(2,867)
Repurchase of common shares	(43,914)	(21,549)	(71,496)	(41,620)
Dividends paid	(12,065)	(12,138)	(23,616)	(22,250)

Net cash used by financing activities	(26,164)	(12,727)	(136,209)	(41,412)

Increase (decrease) in cash and cash equivalents	8,582	(50,384)	(3,713)	(93,542)
Cash and cash equivalents at beginning of period	18,772	146,921	31,067	190,079

Cash and cash equivalents at end of period	$27,354	$96,537	$27,354	$96,537

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

dHybrid Systems, LLC (“dHybrid”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Nitin Cylinders Limited (“Worthington Nitin Cylinders”) in which we own controlling interests of 79.59%, 52%, 55%, 75%, 75%, and 60%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three and six months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2016 (“fiscal 2016”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (“fiscal 2015”) of Worthington Industries, Inc. (the “2015 Form 10-K”).

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

In April 2015, amended accounting guidance was issued to simplify the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. For public business entities, the amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early application is permitted for financial statements that have not been issued. The revised guidance is to be applied on a retrospective basis, and entities are to comply with the applicable disclosures for a change in an accounting principle accordingly. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

In September 2015, amended accounting guidance was issued regarding adjustments to provisional amounts reported in conjunction with a business combination. The amended guidance requires that an acquirer in a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change, calculated as if the accounting had been completed at the acquisition date. Additionally, the amendment requires the acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amended guidance is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early application is permitted for financial statements that have not been issued. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

In November 2015, amended accounting guidance was issued that simplifies the presentation of deferred income taxes. The amended guidance requires that all deferred income tax assets and liabilities be classified as noncurrent on a classified statement of financial position. For public business entities, the amended guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period, and the change may be applied either prospectively or retrospectively. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

We received distributions from unconsolidated affiliates totaling $39,926,000 during the six months ended November 30, 2015. We have received cumulative distributions from WAVE in excess of our investment balance totaling $58,214,000 at November 30, 2015. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	November 30, 2015	May 31, 2015
Cash	$95,214	$101,011
Receivable from member (1)	8,383	11,092
Other current assets	467,747	491,507
Noncurrent assets	347,783	318,939

Total assets	$919,127	$922,549

Current liabilities	$130,169	$184,028
Short-term borrowings	15,503	-
Current maturities of long-term debt	4,156	4,489
Long-term debt	270,451	272,861
Other noncurrent liabilities	19,488	20,471
Equity	479,360	440,700

Total liabilities and equity	$919,127	$922,549

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2015	2014	2015	2014
Net sales	$389,185	$388,712	$793,648	$781,262
Gross margin	84,767	76,193	173,785	164,945
Operating income	55,810	49,864	117,057	113,343
Depreciation and amortization	8,068	8,983	16,165	18,105
Interest expense	2,136	2,173	4,295	4,335
Other income (expense) (2)	18,663	(59)	23,564	(129)
Income tax expense	2,164	2,799	4,723	5,552
Net earnings	71,144	44,490	134,070	103,930

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

(2)

The increase in other income as compared to the comparable period in the prior year is primarily attributable to the impact of ClarkDietrich’s legal settlement related to successful disparagement litigation against several competitors in an industry trade association.

NOTE C – Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

Impairment testing of long-lived assets with definite useful lives involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statement of earnings.

During the first quarter of fiscal 2016, management finalized its plan to close the Engineered Cabs facility in Florence, South Carolina, and transfer the majority of the business to the Engineered Cabs facility in Greeneville, Tennessee. Under the plan, certain machinery and equipment will transfer to the Greeneville facility to support the higher volume requirements and the remaining long-lived assets will be liquidated. As a result of these developments, management reevaluated the recoverability of the asset group and determined that long-lived assets with a carrying value of $4,059,000 were impaired. As a result, these long-lived assets were written down to their estimated fair value of $1,059,000 resulting in an impairment charge of $3,000,000 during the six months ended November 30, 2015. The Company ceased production at the Florence facility on September 30, 2015.

As a result of the decline in oil prices and resulting reduced demand for products, management determined that an impairment indicator was present for the long-lived assets of its facilities in the Oil & Gas Equipment business within Pressure Cylinders. The Company had tested the four asset groups in its Oil & Gas Equipment business for impairment during the fourth quarter of fiscal 2015 and again in the first quarter of fiscal 2016. In each of these tests, the Company’s estimate of the undiscounted future cash flows for each asset group indicated that the carrying amounts were expected to be recovered as of those measurement dates.

During the second quarter of fiscal 2016, the continued decline of oil prices further reduced the demand for our Oil & Gas Equipment products, causing a significant decrease in the Company’s long-term cash flow projections of the business. Based on these revised cash flow projections, the Company determined that two of the asset groups with a total carrying amount of $59,895,000 were impaired and wrote them down to their estimated fair value of $36,933,000. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standard Codification (“ASC”) 820. The cash flows are those expected to be generated by market participants, discounted at a 13% discount rate to account for the risks inherent in those cash flow projections. Because of deteriorating market conditions (i.e. rising interest rates and lower marketplace demand), it is reasonably possible that our estimate of discounted cash flows may change resulting in the need to perform additional impairment testing.

As a result of the impairment of the Oil & Gas Equipment assets noted above, the Company also performed an impairment review of the goodwill of the Pressure Cylinders reporting unit during the second quarter of fiscal 2016. The Company first reviewed the reporting unit structure and determined that it was no longer appropriate to aggregate the Oil & Gas Equipment component with the rest of the Pressure Cylinders components for purposes of goodwill impairment testing. This determination was driven by changes in the economic characteristics of the Oil & Gas Equipment business as a result of sustained low oil prices, which now indicate that the risk profile and prospects for growth and profitability of the Oil & Gas Equipment component are no longer similar to the other components of our Pressure Cylinders businesses. In accordance with the applicable accounting guidance, the Company allocated a portion of Pressure Cylinders goodwill totaling $25,982,000 to the Oil & Gas Equipment reporting unit using a relative fair value approach. A subsequent comparison of the fair values of the Oil & Gas Equipment and Pressure Cylinders reporting units, determined using discounted cash flows, to their respective carrying values indicated that a step 2 calculation to quantify a potential impairment was not required. The key assumptions that drive the fair value calculations are projected cash flows and the discount rate. Prior to the allocation of goodwill, the Company tested the goodwill of the old Pressure Cylinders reporting unit for impairment and determined that fair value exceeded carrying value by a significant amount.

NOTE D – Restructuring and Other Expense

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities, moving manufacturing of a product to another location, and employee severance (including rationalizing headcount or other significant changes in personnel).

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for the six months ended November 30, 2015 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$2,170	$4,247	$(3,244)	$(157)	$3,016
Facility exit and other costs	371	4,767	(4,171)	(11)	956

	$2,541	9,014	$(7,415)	$(168)	$3,972

Net gain on sale of assets		(4,422)

Restructuring and other expense		$4,592

During fiscal 2016, the following activities were taken related to the Company’s restructuring activities:

•	In connection with the closure of the Engineered Cabs facility in Florence, South Carolina, the Company recognized severance expense of $2,343,000 and facility exit costs of $300,000.

•	The Company recognized severance expense of $643,000 related to workforce reductions in our Oil & Gas Equipment business within Pressure Cylinders announced on September 22, 2015.

•

In connection with the closure of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”), the Company recognized $4,296,000 of facility exit costs and severance expense of $1,000,000.

•	In connection with the pending closure of the steel packaging facility in York, Pennsylvania, the Company recognized severance expense of $416,000.

•

The Company sold the remaining fixed assets of its legacy Baltimore steel processing facility at a gain of $2,938,000. The Company also recorded a $240,000 credit to severance expense and recognized facility exit costs of $101,000 during fiscal 2016 related to this matter.

•	The Company sold the remaining land and building of its legacy metal framing business at a gain of $1,484,000.

•	The Company incurred severance expense and facility costs totaling $85,000 and $70,000, respectively, related to other non-significant restructuring activities.

The total liability as of November 30, 2015 is expected to be paid in the next twelve months.

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

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2015, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $11,128,000 at November 30, 2015. We have also guaranteed the repayment of a term loan entered into by our unconsolidated affiliate, ArtiFlex, which had $833,000 outstanding at November 30, 2015. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and, therefore, no amounts have been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. The applicable interest rate at November 30, 2015 was 1.301%. Borrowings outstanding under the Credit Facility totaled $25,191,000 at November 30, 2015, leaving $474,809,000 available for future use.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which expires in January 2018. The AR Facility has been available throughout fiscal 2016 to date, and was available throughout fiscal 2015. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of November 30, 2015, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $20,000,000 of undivided interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at November 30, 2015 consisted of an aggregate of $2,257,000 outstanding under various credit facilities maintained by our consolidated affiliate, Worthington Aritas, and $2,090,000 outstanding under a credit facility maintained by our consolidated affiliate, Worthington Nitin Cylinders. Borrowings outstanding under the Nitin credit facility are currently in default; however, the lender has not called the note and the Company has settled its portion of the obligation.

We also have stand-by letters of credit totaling $15,216,000 outstanding as of November 30, 2015. These letters of credit are issued to third-party service providers and had no amounts drawn against them at November 30, 2015.

NOTE H – Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of other comprehensive loss for the three months ended November 30:

	2015			2014
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(9,214)	$-	$(9,214)	$(7,270)	$-	$(7,270)
Pension liability adjustment	-	-	-	-	-	-
Cash flow hedges	(3,805)	1,282	(2,523)	(2,973)	1,092	(1,881)

Other comprehensive income (loss )	$(13,019)	$1,282	$(11,737)	$(10,243)	$1,092	$(9,151)

The following table summarizes the tax effects on each component of other comprehensive loss for the six months ended November 30:

	2015			2014
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(7,391)	$-	$(7,391)	$(16,862)	$-	$(16,862)
Pension liability adjustment	(8)	-	(8)	-	-	-
Cash flow hedges	(2,567)	674	(1,893)	(1,430)	510	(920)

Other comprehensive income (loss)	$(9,966)	$674	$(9,292)	$(18,292)	$510	$(17,782)

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the six months ended November 30, 2015:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interests	Total
Balance at May 31, 2015	$289,078	$(50,704)	$510,738	$749,112	$90,937	$840,049
Net earnings	-	-	54,651	54,651	5,402	60,053
Other comprehensive loss	-	(8,621)	-	(8,621)	(671)	(9,292)
Common shares issued, net of withholding tax	3,064	-	-	3,064	-	3,064
Common shares in NQ plans	854	-	-	854	-	854
Stock-based compensation	9,636	-	-	9,636	-	9,636
Purchases and retirement of common shares	(11,580)	-	(59,916)	(71,496)	-	(71,496)
Cash dividends declared	-	-	(24,194)	(24,194)	-	(24,194)
Payments to noncontrolling interest	-	-	-	-	(4,900)	(4,900)

Balance at November 30, 2015	$291,052	$(59,325)	$481,279	$713,006	$90,768	$803,774

The components of the changes in other comprehensive loss were as follows:

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
(in thousands)
Balance as of May 31, 2015	$(20,717)	$(15,003)	$(14,984)	$(50,704)
Other comprehensive income (loss) before reclassifications	(6,720)	(8)	(18,503)	(25,231)
Reclassification adjustments to income (a)	-	-	15,936	15,936
Income taxes	-	-	674	674

Balance as of November 30, 2015	$(27,437)	$(15,011)	$(16,877)	$(59,325)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE N – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2015, we granted non-qualified stock options covering a total of 153,500 common shares under our stock-based compensation plans. The option price of $30.92 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $9.55 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,305,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.33%
Expected volatility	38.40%
Risk-free interest rate	1.98%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2015, we granted an aggregate of 204,550 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $29.32 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $5,446,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees that are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2016, 2017 and 2018. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the six months ended November 30, 2015, we granted performance share awards covering an aggregate of 92,096 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,774,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the six months ended November 30, 2015 and November 30, 2014 reflected estimated annual effective income tax rates of 31.2% and 33.5%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests is primarily a result of our Spartan, Worthington Nitin Cylinders, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas and Worthington Nitin Cylinders (both foreign corporations), and TWB’s wholly-owned foreign corporations, is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2016 could be materially different from the forecasted rate as of November 30, 2015.

NOTE L – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended November 30, 2015 and 2014:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$23,241	$29,462	$54,651	$73,630
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	62,676	67,105	63,338	67,337
Effect of dilutive securities	1,851	2,076	1,677	2,443

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	64,527	69,181	65,015	69,780

Basic earnings per share attributable to controlling interest	$0.37	$0.44	$0.86	$1.09
Diluted earnings per share attributable to controlling interest	$0.36	$0.43	$0.84	$1.06

Stock options and restricted common shares covering 367,094 and 147,859 common shares for the three months ended November 30, 2015 and 2014, respectively, and 346,557 and 113,744 common shares for the six months ended November 30, 2015 and 2014, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive as the exercise price of the stock options was greater than the average market price of the common shares during the period.

NOTE M – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2015	2014	2015	2014
Net sales
Steel Processing	$467,812	$552,756	$958,612	$1,105,087
Pressure Cylinders	201,173	252,744	425,567	501,703
Engineered Cabs	28,699	51,540	67,316	101,094
Other	2,132	13,972	6,468	25,542

Total net sales	$699,816	$871,012	$1,457,963	$1,733,426

Operating income (loss)
Steel Processing	$26,642	$33,877	$50,280	$69,746
Pressure Cylinders	(10,309)	9,580	6,510	29,186
Engineered Cabs	(4,290)	(5,609)	(13,581)	(7,754)
Other	(71)	(4,656)	(241)	(5,784)

Total operating income	$11,972	$33,192	$42,968	$85,394

Impairment of long-lived assets
Steel Processing	$-	$1,100	$-	$3,050
Pressure Cylinders	22,962	9,567	22,962	9,567
Engineered Cabs	-	2,389	3,000	2,389
Other	-	1,179	-	1,179

Total impairment of long-lived assets	$22,962	$14,235	$25,962	$16,185

Restructuring and other expense (income)
Steel Processing	$2,258	$-	$2,720	$(30)
Pressure Cylinders	(16)	405	715	428
Engineered Cabs	765	-	2,643	-
Other	(1,484)	83	(1,486)	190

Total restructuring and other expense	$1,523	$488	$4,592	$588

(in thousands)	November 30, 2015	May 31, 2015
Total assets
Steel Processing	$768,791	$829,116
Pressure Cylinders	750,809	804,799
Engineered Cabs	80,451	94,506
Other	360,954	356,721

Total assets	$1,961,005	$2,085,142

NOTE N – Derivative Instruments and Hedging Activities

We utilize derivative instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments and therefore do not qualify for hedge accounting. These derivative instruments are adjusted to current fair value through earnings at the end of each period.

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. At November 30, 2015, we had posted total cash collateral of $9,670,000 to our margin accounts. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note Q – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at November 30, 2015:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$16,349
	Other assets	-	Other liabilities	974

		-		17,323
Interest rate contracts	Receivables	-	Accounts payable	124
	Other assets	-	Other liabilities	238

		-		362

Totals		$-		$17,685

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$6,998
	Other assets	-	Other liabilities	285

		-		7,283

Foreign exchange contracts	Receivables	5	Accounts payable	-

		5		-

Totals		$5		$7,283

Total Derivative Instruments		$5		$24,968

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $57,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the financial statement caption in which they were recorded in the consolidated balance sheet at May 31, 2015:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$17,241
	Other assets	-	Other liabilities	592

		-		17,833
Interest rate contracts	Receivables	-	Accounts payable	81
	Other assets	-	Other liabilities	113

		-		194

Foreign exchange contracts	Receivables	75	Accounts payable	-

Totals		$75		$18,027

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$96	Accounts payable	$4,104
	Other assets	-	Other liabilities	-

Totals		$96		$4,104

Total Derivative Instruments		$171		$22,131

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

The following table summarizes our cash flow hedges outstanding at November 30, 2015:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$73,757	December 2015 - November 2017
Interest rate contracts	16,163	September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended November 30, 2015 and 2014:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the three months ended November 30, 2015:
Interest rate contracts	$(201)	Interest expense	$(146)	Interest expense	$-
Commodity contracts	(10,210)	Cost of goods sold	(6,460)	Cost of goods sold	-

Totals	$(10,411)		$(6,606)		$-

For the three months ended November 30, 2014:
Interest rate contracts	$-	Interest expense	$(1,137)	Interest expense	$-
Commodity contracts	(4,362)	Cost of goods sold	(356)	Cost of goods sold	-
Foreign currency contracts	(103)	Miscellaneous income	-	Miscellaneous income	-

Totals	$(4,465)		$(1,493)		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the six months ended November 30, 2015 and 2014:

(in thousands)	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing	Gain (Loss) (Ineffective Portion) and Excluded from Effectiveness Testing
For the six months ended November 30, 2015:
Interest rate contracts	$(167)	Interest expense	$(285)	Interest expense	$-
Commodity contracts	(18,336)	Cost of goods sold	(15,647)	Cost of goods sold	-
Foreign currency contracts	-	Miscellaneous income	(4)	Miscellaneous income	-

Totals	$(18,503)		$(15,936)		$-

For the six months ended November 30, 2014:
Interest rate contracts	$-	Interest expense	$(2,285)	Interest expense	$-
Commodity contracts	(4,775)	Cost of goods sold	(1,152)	Cost of goods sold	-
Foreign currency contracts	(103)	Miscellaneous income	-	Miscellaneous income	-

Totals	$(4,878)		$(3,437)		$-

The estimated net amount of the losses recognized in accumulated OCI at November 30, 2015 expected to be reclassified into net earnings within the succeeding twelve months is $14,346,000 (net of tax of $8,161,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2015, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2016 and 2017.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2015:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$31,169	December 2015 - May 2017
Foreign currency contracts	1,090	February 2016

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended November 30, 2015 and 2014:

	Location of Gain (Loss)	Gain (Loss) Recognized in Earnings for the Three Months Ended November 30,
(in thousands)	Recognized in Earnings	2015	2014
Commodity contracts	Cost of goods sold	$(5,390)	$(2,360)
Foreign currency contracts	Miscellaneous income (expense)	70	(218)

Total		$(5,320)	$(2,578)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the six months ended November 30, 2015 and 2014:

	Location of Gain (Loss)	Gain (Loss) Recognized in Earnings for the Six Months Ended November 30,
(in thousands)	Recognized in Earnings	2015	2014
Commodity contracts	Cost of goods sold	$(8,145)	$(2,417)
Foreign currency contracts	Miscellaneous income (expense)	70	43

Total		$(8,075)	$(2,374)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At November 30, 2015, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$5	$-	$5

Total assets	$-	$5	$-	$5

Liabilities
Derivative contracts (1)	$-	$24,968	$-	$24,968

Total liabilities	$-	$24,968	$-	$24,968

At May 31, 2015, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$171	$-	$171

Total assets	$-	$171	$-	$171

Liabilities
Derivative contracts (1)	$-	$22,131	$-	$22,131
Contingent consideration obligations (2)	-	-	3,979	3,979

Total liabilities	$-	$22,131	$3,979	$26,110

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

Non-Recurring Fair Value Measurements

At November 30, 2015, our assets and liabilities measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$-	$36,933	$36,933

Total assets	$-	$-	$36,933	$36,933

(1)

During the second quarter of fiscal 2016, management reviewed certain long-lived assets of its Oil & Gas Equipment business in Pressure Cylinders for impairment. In accordance with the applicable accounting guidance, two asset groups within Oil & Gas Equipment with a total carrying value of $59,895,000 were written down to their estimated fair value of $36,933,000 resulting in an impairment charge of $22,962,000 during the three months ended November 30, 2015. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at a 13% discount rate to account for the risks inherent in those cash flow projections. Because of deteriorating market conditions (i.e. rising interest rates and lower marketplace demand), it is reasonably possible that our estimate of discounted cash flows may change resulting in the need to perform additional impairment testing. Refer to “NOTE C – Impairment of Long-Lived Assets” for additional information.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $603,198,000 and $610,028,000 at November 30, 2015 and May 31, 2015, respectively. The carrying amount of long-term debt, including current maturities, was $579,867,000 and $580,193,000 at November 30, 2015 and May 31, 2015, respectively.

NOTE P – Subsequent Events

On December 7, 2015, the Company completed the acquisition of the global CryoScience business of Taylor Wharton, including a manufacturing facility in Theodore, Alabama, for $31,400,000, after adjusting for estimated working capital. The asset purchase was made pursuant to the Chapter 11 bankruptcy proceedings of Taylor Wharton. The purchase price allocation will be completed in the third quarter of fiscal 2016. The acquired business will be reported within the Pressure Cylinders operating segment.

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

As of November 30, 2015, excluding our joint ventures, we operated 31 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include Construction Services and Worthington Energy Innovations (“WEI”). The Company is in the process of exiting the businesses within Construction Services.

We also held equity positions in 13 active joint ventures, which operated 51 manufacturing facilities worldwide, as of November 30, 2015. Six of these joint ventures are consolidated with the equity owned by the other joint venture member(s), shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income (loss), shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining seven of these joint ventures are accounted for using the equity method.

Overview

The Company delivered a steady performance in the second quarter of fiscal 2016. Lower manufacturing costs, improved profitability in Industrial Products and Consumer Products and strong contributions from our unconsolidated joint ventures highlighted the quarter. Demand remains healthy in many of our key end markets with the exception of Oil & Gas and Agriculture. The quarter included several unique items including $23.0 million of non-cash charges related to the impairment of certain long-lived assets in our Oil & Gas Equipment business; net restructuring charges of $2.3 million in Steel Processing tied to the ongoing closure of PSM, our stainless business, and the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility; and $1.5 million of gains from the sale of real estate in our legacy metal framing business.

Pressure Cylinders’ operating income was down $19.9 million. The decline was driven by significant declines in the Oil & Gas Equipment business. Operating margins for the quarter were essentially flat as compared to the prior year quarter helped by lower manufacturing costs and improvements in operations in Industrial Products and Consumer Products.

Steel Processing operating income was down $7.3 million from the prior year quarter to $26.6 million. The decline was driven primarily by lower tolling volume at our Spartan joint venture and steel price declines, however, lower freight costs combined with contributions from the Rome acquisition led to an increase in gross margin as a percent of sales.

Revenue in Engineered Cabs was down 44% to $28.7 million and operating losses were $4.3 million. The closure of the Florence facility and transition of the business to the Greeneville facility is complete and despite the revenue decline, profitability improved by $1.3 million from the comparable quarter in the prior year.

Equity in net income of unconsolidated affiliates (“equity income”) was up $6.9 million, or 31%, from the prior year quarter. WAVE and ArtiFlex were up $1.4 million and $0.9 million respectively. ClarkDietrich was $6.0 million better and still up $2.0 million after excluding the impact of a $4.0 million legal settlement related to successful disparagement litigation against several competitors in an industry trade association. Serviacero fell $800,000 due to falling steel prices and WSP declined $400,000. We received dividends from unconsolidated joint ventures of $18.9 million during the quarter.

Recent Business Developments

•

On December 7, 2015, subsequent to quarter-end, the Company completed the acquisition of the global CryoScience business of Taylor Wharton, including a manufacturing facility in Theodore, Alabama, for $31.4 million after adjusting for estimated working capital. The asset purchase was made pursuant to the Chapter 11 bankruptcy proceedings of Taylor Wharton. The acquired business will be reported within the Pressure Cylinders operating segment.

•	During the quarter, the Company repurchased a total of 1,500,000 common shares for $43.9 million at an average price of $29.26.

•

On December 16, 2015, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.19 per share payable on March 29, 2016 to shareholders of record on March 15, 2016.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the second quarter of each of fiscal 2016 and fiscal 2015 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 66% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of four of our unconsolidated joint ventures are also to the automotive end market.

Approximately 9% of the net sales of our Steel Processing operating segment, 50% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 25% and 50% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil and gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2015	2014	Inc / (Dec)	2015	2014	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.0%	2.4%	-1.4%	1.2%	2.6%	-1.4%
Hot-Rolled Steel ($ per ton) [2]	$419	$651	($232)	$440	$662	($222)
Detroit Three Auto Build (000’s vehicles) [3]	2,460	2,350	110	4,778	4,588	190
No. America Auto Build (000’s vehicles) [3]	4,598	4,485	113	8,989	8,401	588
Zinc ($ per pound) [4]	$0.75	$1.04	($0.29)	$0.82	$1.01	($0.19)
Natural Gas ($ per mcf) [5]	$2.59	$3.98	($1.39)	$2.69	$4.30	($1.61)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.50	$3.71	($1.21)	$2.63	$3.80	($1.17)

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2016 (first and second quarters), fiscal 2015 and fiscal 2014:

(Dollars per ton 1)
	Fiscal Year			Inc / (Dec)
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
1st Quarter	$461	$671	$627	($210)	-31.3%	$44	7.0%
2nd Quarter	$419	$651	$651	($232)	-35.6%	$0	0.0%
3rd Quarter	N/A	$578	$669	N/A	N/A	($91)	-13.6%
4th Quarter	N/A	$464	$655	N/A	N/A	($191)	-29.2%
Annual Avg.	N/A	$591	$651	N/A	N/A	($60)	-9.2%

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the second quarter of fiscal 2016. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the second quarter of fiscal 2016, overall vehicle production for the Detroit Three automakers was up 5% and North American vehicle production as a whole increased 3%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter - Fiscal 2016 Compared to Fiscal 2015

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$699.9	100.0%	$871.0	100.0%	$(171.1)
Cost of goods sold	590.7	84.4%	745.8	85.6%	(155.1)

Gross margin	109.2	15.6%	125.2	14.4%	(16.0)
Selling, general and administrative expense	72.7	10.4%	77.3	8.9%	(4.6)
Impairment of long-lived assets	23.0	3.3%	14.2	1.6%	8.8
Restructuring and other expense	1.5	0.2%	0.5	0.1%	1.0

Operating income	12.0	1.7%	33.2	3.8%	(21.2)
Miscellaneous income	1.0	0.1%	1.2	0.1%	(0.2)
Interest expense	(7.8)	-1.1%	(9.7)	-1.1%	1.9
Equity in net income of unconsolidated affiliates (1)	29.2	4.2%	22.3	2.6%	6.9
Income tax expense	(8.8)	-1.3%	(15.6)	-1.8%	(6.8)

Net earnings	25.6	3.7%	31.4	3.6%	(5.8)
Net earnings attributable to noncontrolling interests	2.4	0.3%	1.9	0.2%	(0.5)

Net earnings attributable to controlling interest	$23.2	3.3%	$29.5	3.4%	$(6.3)

(1) Equity income by unconsolidated affiliate
WAVE	$19.1		$17.7		$1.4
ClarkDietrich	6.4		0.4		6.0
Serviacero	0.4		1.2		(0.8)
ArtiFlex	2.6		1.7		0.9
WSP	0.7		1.1		(0.4)
Other	-		0.2		(0.2)

Total	$29.2		$22.3		$6.9

Net earnings attributable to controlling interest for the three months ended November 30, 2015 decreased $6.3 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales decreased $171.1 million from the comparable period in the prior year. The decrease was driven by lower volume in nearly all business segments, combined with lower average selling prices in Steel Processing driven by the market decline in steel prices.

•	Gross margin decreased $16.0 million from the comparable period in the prior year on lower volume, partially offset by lower manufacturing expenses and a favorable pricing spread.

•	SG&A expense decreased $4.6 million over the comparable prior year period to $72.7 million on lower profit sharing and bonus expense.

•

Impairment charges of $23.0 million in the current period related to the impairment of certain long-lived assets in our Oil & Gas Equipment business. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring and other expense of $1.5 million in the current period consisted of $2.3 million in net restructuring charges in Steel Processing primarily tied to the ongoing closure of PSM ($4.9 million) and a net gain related to the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility ($3.0 million). The remaining restructuring activity in the current quarter consisted of $1.5 million of gains from the sale of real estate in our legacy metal framing business and $765,000 of facility exit costs related to the closure of the Florence facility in Engineered Cabs.

•

Interest expense of $7.8 million was $1.9 million lower than the comparable period in the prior year. The decrease was driven by lower average debt levels, partially due to the lower market price of steel favorably impacting working capital, combined with the repayment of $100 million of unsecured floating rate notes in December 2014.

•

Equity income increased $6.9 million from the comparable period in the prior year. WAVE and ArtiFlex were up $1.4 million and $0.9 million, respectively. ClarkDietrich was $6.0 million better and still up $2.0 million after excluding the impact of a $4.0 million legal settlement related to successful disparagement litigation against several competitors in an industry trade association. Serviacero fell $800,000 from falling steel prices and WSP declined $400,000. We received dividends from unconsolidated joint ventures of $18.9 million during the quarter. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $6.8 million from the comparable period in the prior year due to lower earnings, primarily resulting from the impact of impairment charges recorded in the current year. The current quarter expense of $8.8 million was calculated using an estimated annual effective income tax rate of 31.2% versus 33.5% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$467.8	100.0%	$552.8	100.0%	$(85.0)
Cost of goods sold	406.0	86.8%	487.6	88.2%	(81.6)

Gross margin	61.8	13.2%	65.2	11.8%	(3.4)
Selling, general and administrative expense	32.9	7.0%	30.2	5.5%	2.7
Impairment of long-lived assets	-	0.0%	1.1	0.2%	(1.1)
Restructuring and other expense	2.3	0.5%	-	0.0%	2.3

Operating income	$26.6	5.7%	$33.9	6.1%	$(7.3)

Material cost	$322.5		$400.7		$(78.2)
Tons shipped (in thousands)	828		899		(70)

Net sales and operating highlights were as follows:

•

Net sales decreased $85.0 million from the comparable period in the prior year on lower volume and lower average selling prices. Declining steel prices led to lower average selling prices, which reduced net sales by $66.7 million. Volume also declined in the current period reducing net sales by an additional $18.3 million as lower tolling volume more than offset contributions from the recent acquisition of Rome Strip Steel. The mix of direct versus toll tons processed was 65% to 35% compared to 60% to 40% in the second quarter of fiscal 2015.

•

Operating income decreased $7.3 million from the comparable period in the prior year due primarily to the combined impact of lower volume and a decrease in spread between average selling prices and material cost. However, a $2.6 million credit in material cost related to successful price-fixing litigation against certain steel mills combined with lower freight costs and contributions from the Rome acquisition led to an increase in gross margin as a percent of sales. Restructuring and other expense in the current quarter consisted primarily of costs related to the ongoing closure of PSM ($4.9 million) and a net gain related to the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility ($3.0 million).

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$201.2	100.0%	$252.7	100.0%	$(51.5)
Cost of goods sold	154.6	76.8%	197.2	78.0%	(42.6)

Gross margin	46.6	23.2%	55.5	22.0%	(8.9)
Selling, general and administrative expense	33.9	16.8%	35.9	14.2%	(2.0)
Impairment of long-lived assets	23.0	11.4%	9.6	3.8%	13.4
Restructuring and other expense	(0.0)	0.0%	0.4	0.2%	(0.4)

Operating income (loss)	$(10.3)	-5.1%	$9.6	3.8%	$(19.9)

Material cost	$85.5		$115.8		$(30.3)

Net sales by principal class of products:
Consumer Products	$49.5		$51.3		$(1.8)
Industrial Products*	97.6		99.2		(1.6)
Mississippi*	-		6.3		(6.3)
Alternative Fuels	24.0		22.8		1.2
Oil & Gas Equipment	25.0		66.9		(41.9)
Cryogenics	5.1		6.2		(1.1)

Total Pressure Cylinders	$201.2		$252.7		$(51.5)

Units shipped by principal class of products:
Consumer Products	10,523,692		11,240,094		(716,402)
Industrial Products*	5,926,739		6,161,759		(235,020)
Mississippi*	-		1,577,717		(1,577,717)
Alternative Fuels	107,121		107,300		(179)
Oil & Gas Equipment	1,044		2,994		(1,950)
Cryogenics	227		182		45

Total Pressure Cylinders	16,558,823		19,090,046		(2,531,223)

*

Mississippi, an industrial gas facility, was sold in May 2015. It has been broken out so as not to distort the Industrial Products comparisons as the products previously produced at the Mississippi facility have been discontinued.

Net sales and operating highlights were as follows:

•

Net sales decreased $51.5 million from the comparable period in the prior year on lower volume, particularly in the Oil & Gas Equipment business where volumes decreased 65%. Volumes in the current quarter were also negatively impacted by the May 2015 disposition of our high-pressure cylinders business in Mississippi.

•

Operating income decreased $19.9 million from the comparable period in the prior year as declines in Oil & Gas Equipment more than offset improvements in the Industrial Products and Consumer Products businesses resulting from lower manufacturing costs and an improved product mix. Impairment charges in the current quarter related to the write-off of certain long-lived assets in the Oil & Gas Equipment business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$28.7	100.0%	$51.5	100.0%	$(22.8)
Cost of goods sold	27.4	95.5%	47.6	92.4%	(20.2)

Gross margin	1.3	4.5%	3.9	7.6%	(2.6)
Selling, general and administrative expense	4.9	17.1%	7.1	13.8%	(2.2)
Impairment of long-lived assets	-	0.0%	2.4	4.7%	(2.4)
Restructuring and other expense	0.7	2.4%	-	0.0%	0.7

Operating loss	$(4.3)	-15.0%	$(5.6)	-10.9%	$1.3

Material cost	$13.4		$23.7		$(10.3)

Net sales and operating highlights were as follows:

•

Net sales decreased $22.8 million from the comparable period in the prior year due to declines in market demand in most lines of business combined with the impact of the January 2015 sale of the assets of Advanced Component Technologies, Inc.

•

Operating loss decreased $1.3 million as efficiencies gained from the transition of the Engineered Cabs business from the Florence facility to the Greeneville facility helped to reduce the operating loss.

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$2.2	100.0%	$14.0	100.0%	$(11.8)
Cost of goods sold	2.7	122.7%	13.4	95.7%	(10.7)

Gross margin	(0.5)	-22.7%	0.6	4.3%	(1.1)
Selling, general and administrative expense	1.1	50.0%	4.0	28.6%	(2.9)
Impairment of long-lived assets	-	0.0%	1.2	8.6%	(1.2)
Restructuring and other expense (income)	(1.5)	-68.2%	0.1	0.7%	(1.6)

Operating loss	$(0.1)	-4.5%	$(4.7)	-33.6%	$4.6

Net sales and operating highlights were as follows:

•	Net sales decreased $11.8 million from the comparable period in the prior year on lower volume in Construction Services, which the Company is exiting.

•	Operating loss of $0.1 million in the current period was driven primarily by losses within Construction Services.

Six Months Year-to-Date - Fiscal 2016 Compared to Fiscal 2015

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$1,458.0	100.0%	$1,733.4	100.0%	$(275.4)
Cost of goods sold	1,235.8	84.8%	1,478.7	85.3%	(242.9)

Gross margin	222.2	15.2%	254.7	14.7%	(32.5)
Selling, general and administrative expense	148.6	10.2%	152.6	8.8%	(4.0)
Impairment of long-lived assets	26.0	1.8%	16.2	0.9%	9.8
Restructuring and other expense	4.6	0.3%	0.5	0.0%	4.1

Operating income	43.0	2.9%	85.4	4.9%	(42.4)
Miscellaneous income	0.5	0.0%	1.5	0.1%	(1.0)
Interest expense	(15.7)	-1.1%	(19.2)	-1.1%	3.5
Equity in net income of unconsolidated affiliates (1)	55.8	3.8%	50.2	2.9%	5.6
Income tax expense	(23.5)	-1.6%	(37.7)	-2.2%	(14.2)

Net earnings	60.1	4.1%	80.2	4.6%	(20.1)
Net earnings attributable to noncontrolling interests	5.4	0.4%	6.6	0.4%	1.2

Net earnings attributable to controlling interest	$54.7	3.8%	$73.6	4.2%	$(18.9)

(1) Equity income by unconsolidated affiliate
WAVE	$41.2		$38.7		$2.5
ClarkDietrich	9.0		2.2		6.8
Serviacero	1.2		3.6		(2.4)
ArtiFlex	4.2		3.2		1.0
WSP	1.5		2.1		(0.6)
Other	(1.3)		0.4		(1.7)

Total	$55.8		$50.2		$5.6

Net earnings attributable to controlling interest for the six months ended November 30, 2015 decreased $18.9 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales decreased $275.4 million from the comparable period in the prior year. The decrease was driven by lower volume in nearly all business segments, combined with lower average selling prices in Steel Processing driven by the market decline in steel prices and an unfavorable change in product mix in Engineered Cabs.

•

Gross margin decreased $32.5 million from the comparable period in the prior year on lower volume and the unfavorable impact of inventory holding losses in Steel Processing in the current period compared to gains in the prior year period. Lower manufacturing expenses partially offset the overall decrease in gross margin.

•	SG&A expense decreased $4.0 million from the comparable period in the prior year on lower profit sharing and bonus expense.

•

Impairment charges of $26.0 million consisted of $23.0 million related to the impairment of certain long-lived assets in our Oil & Gas Equipment business and $3.0 million related to the September 30, 2015 closure of the Engineered Cabs facility in Florence, South Carolina. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring and other expense of $4.6 million in the current period consisted of $2.3 million in net restructuring charges in Steel Processing primarily tied to the ongoing closure of PSM ($5.3 million) and a net gain related to the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility ($3.0 million). The remaining restructuring activity in the current quarter consisted of $1.5 million of gains from the sale of real estate in our legacy metal framing business and $2.6 million of severance and facility exit costs related to the closure of the Florence facility in Engineered Cabs.

•

Interest expense of $15.7 million was $3.5 million lower than the comparable period in the prior year. The decrease was driven by lower average debt levels, partially due to the lower market price of steel favorably impacting working capital, combined with the repayment of $100 million of unsecured floating rate notes in December 2014.

•

Equity income increased $5.6 million over the prior year period to $55.8 million on net sales of $793.6 million. The equity portion of income from WAVE, ClarkDietrich and ArtiFlex exceeded the prior year period by $2.5 million, $6.8 million and $1.0 million, respectively, and ClarkDietrich was still up $2.8 million after excluding the impact of a $4.0 million legal settlement related to successful disparagement litigation against several competitors in an industry trade association. These increases were partially offset by $1.7 million of product development expenses related to the alternative fuels business and lower earnings at Serviacero, which fell $2.4 million as a result of declining steel prices. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $14.2 million from the comparable period in the prior year due to lower earnings resulting primarily from the impact of impairment charges recorded in the current year. Tax expense of $23.5 million for the six months was calculated using an estimated annual effective rate of 31.2% versus 33.5% in the prior year comparable period. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$958.6	100.0%	$1,105.1	100.0%	$(146.5)
Cost of goods sold	839.8	87.6%	970.2	87.8%	(130.4)

Gross margin	118.8	12.4%	134.9	12.2%	(16.1)
Selling, general and administrative expense	65.8	6.9%	62.2	5.6%	3.6
Impairment of long-lived assets	-	0.0%	3.1	0.3%	(3.1)
Restructuring and other expense (income)	2.7	0.3%	(0.1)	0.0%	2.8

Operating income	$50.3	5.2%	$69.7	6.3%	$(19.4)

Material cost	$670.8		$795.6		$(124.8)
Tons shipped (in thousands)	1,695		1,804		(109)

Net sales and operating highlights were as follows:

•

Net sales decreased $146.5 million from the comparable period in the prior year on lower volume and lower average selling prices. Declining steel prices led to lower average selling prices, which reduced net sales by $126.7 million. Volume also declined in the current period reducing net sales by an additional $19.8 million as lower tolling volume more than offset contributions from the recent acquisition of Rome Strip Steel. The mix of direct versus toll tons processed was 64% to 36% compared to 60% to 40% in the comparable period of fiscal 2015.

•

Operating income decreased $19.4 million from the comparable period in the prior year due primarily to the combined impact of lower volume and a decrease in spread between average selling prices and material cost and the unfavorable impact of inventory holding losses in Steel Processing in the current period compared to gains in the prior year period. However, a $2.6 million credit in material cost related to successful price-fixing litigation against certain steel mills led to an increase in gross margin as a percent of sales. Restructuring and other expense in the current period consisted primarily of costs related to the ongoing closure of PSM ($5.3 million) and a net gain related to the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility ($3.0 million). The $3.1 million impairment charge in the prior year period related to the ongoing closure of the PSM facility.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$425.6	100.0%	$501.7	100.0%	$(76.1)
Cost of goods sold	324.6	76.3%	391.6	78.1%	(67.0)

Gross margin	101.0	23.7%	110.1	21.9%	(9.1)
Selling, general and administrative expense	70.8	16.6%	70.9	14.1%	(0.1)
Impairment of long-lived assets	23.0	5.4%	9.6	1.9%	13.4
Restructuring and other expense	0.7	0.2%	0.4	0.1%	0.3

Operating income	$6.5	1.5%	$29.2	5.8%	$(22.7)

Material cost	$184.6		$234.3		$(49.7)

Net sales by principal class of products:
Consumer Products	$104.5		$107.0		$(2.5)
Industrial Products*	202.7		201.3		1.4
Mississippi*	-		13.2		(13.2)
Alternative Fuels	48.8		44.6		4.2
Oil & Gas Equipment	57.9		124.2		(66.3)
Cryogenics	11.7		11.4		0.3

Total Pressure Cylinders	$425.6		$501.7		$(76.1)

Units shipped by principal class of products:
Consumer Products	22,501,637		23,586,725		(1,085,088)
Industrial Products*	13,074,691		12,668,561		406,130
Mississippi*	-		2,987,407		(2,987,407)
Alternative Fuels	199,077		211,389		(12,312)
Oil & Gas Equipment	2,364		5,981		(3,617)
Cryogenics	464		369		95

Total Pressure Cylinders	35,778,233		39,460,432		(3,682,199)

*

Mississippi, an industrial gas facility, was sold in May 2015. It has been broken out so as not to distort the Industrial Products comparisons as the products previously produced at the Mississippi facility have been discontinued.

Net sales and operating highlights were as follows:

•

Net sales decreased $76.1 million over the comparable period in the prior year on lower volume, particularly in the Oil & Gas Equipment business. Volumes in the current quarter were also negatively impacted by the May 2015 disposition of our high-pressure cylinders business in Mississippi.

•

Operating income decreased $22.7 million from the comparable period in the prior year as declines in Oil & Gas Equipment more than offset improvements in the Industrial Products and Consumer Products businesses resulting from lower manufacturing costs and an improved product mix. Impairment charges in the current period related to the write-off of certain long-lived assets in the Oil & Gas Equipment business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$67.3	100.0%	$101.1	100.0%	$(33.8)
Cost of goods sold	65.0	96.6%	92.6	91.6%	(27.6)

Gross margin	2.3	3.4%	8.5	8.4%	(6.2)
Selling, general and administrative expense	10.3	15.3%	13.9	13.7%	(3.6)
Impairment of long-lived assets	3.0	4.5%	2.4	2.4%	0.6
Restructuring and other expense	2.6	3.9%	-	0.0%	2.6

Operating loss	$(13.6)	-20.2%	$(7.8)	-7.7%	$(5.8)

Material cost	$31.4		$45.7		$(14.3)

Net sales and operating highlights were as follows:

•

Net sales decreased $33.8 million over the comparable period in the prior year due to declines in market demand in most lines of business combined with the impact of the January 2015 sale of the assets of Advanced Component Technologies, Inc.

•

Operating loss increased $5.8 million to $13.6 million due to higher impairment and restructuring charges and the unfavorable impact of lower volume. Impairment and restructuring charges totaled $5.6 million in the current period and related to the closure of the Florence facility.

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category. The following table presents a summary of operating results for the Other category for the periods indicated:

	Six Months Ended November 30,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$6.5	100.0%	$25.5	100.0%	$(19.0)
Cost of goods sold	6.4	98.5%	24.4	95.7%	(18.0)

Gross margin	0.1	1.5%	1.1	4.3%	(1.0)
Selling, general and administrative expense	1.8	27.7%	5.5	21.6%	(3.7)
Impairment of long-lived assets	-	0.0%	1.2	4.7%	(1.2)
Restructuring and other expense (income)	(1.5)	-23.1%	0.2	0.8%	(1.7)

Operating loss	$(0.2)	-3.1%	$(5.8)	-22.7%	$5.6

Net sales and operating highlights were as follows:

•	Net sales decreased $19.0 million from the comparable period in the prior year on lower volume in Construction Services, which the Company is exiting.

•	Operating loss of $0.2 million in the current period was driven primarily by losses within Construction Services.

Liquidity and Capital Resources

During the six months ended November 30, 2015, we generated $188.4 million of cash from operating activities, invested $60.5 million in property, plant and equipment and paid dividends of $23.6 million on our common shares. Additionally, we paid $71.5 million to repurchase 2,500,000 of our common shares. The following table summarizes our consolidated cash flows for the six months ended November 30, 2015 and 2014:

	Six Months Ended November 30,
(in millions)	2015	2014
Net cash provided by operating activities	$188.4	$55.9
Net cash used by investing activities	(55.9)	(108.0)
Net cash used by financing activities	(136.2)	(41.4)

Decrease in cash and cash equivalents	(3.7)	(93.5)
Cash and cash equivalents at beginning of period	31.1	190.1

Cash and cash equivalents at end of period	$27.4	$96.6

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

Net cash provided by operating activities was $188.4 million during the six months ended November 30, 2015 compared to $55.9 million in the comparable period of fiscal 2015. The increase was driven primarily by declining working capital levels as a result of lower steel prices.

Investing Activities

Net cash used by investing activities was $55.9 million during the six months ended November 30, 2015 compared to $108.0 million in the prior year period. The decrease from the prior year period was driven primarily by the absence of acquisitions partially offset by higher capital expenditures.

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

Financing Activities

Net cash used by financing activities was $136.2 million during the six months ended November 30, 2015 compared to $41.4 million in the prior year period. During the first six months of fiscal 2016, we paid $71.5 million to repurchase 2,500,000 of our common shares, reduced short-term borrowings by $41.0 million and paid dividends of $23.6 million on our common shares.

As of November 30, 2015, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at November 30, 2015 were unchanged from those reported as of May 31, 2015.

Common shares - The Board declared a quarterly dividend of $0.19 per common share during the first and second quarters of fiscal 2016 compared to $0.18 per common share during the comparable periods of fiscal 2015. Dividends paid on our common shares totaled $23.6 million and $22.3 million during the six months ended November 30, 2015 and 2014, respectively. On December 16, 2015, the Board declared a quarterly dividend of $0.19 per common share payable on March 29, 2016 to shareholders of record on March 15, 2016.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. A total of 4,953,855 common shares have been repurchased under this authorization, including 2,500,000 during the first six months of fiscal 2016, leaving 5,046,145 common shares available for repurchase.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2015, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $11.1 million at November 30, 2015. We have also guaranteed the repayment of a $0.8 million term loan held by ArtiFlex, an unconsolidated joint venture. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In April 2015, amended accounting guidance was issued to simplify the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. For public business entities, the amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early application is permitted for financial statements that have not been issued. The revised guidance is to be applied on a retrospective basis, and entities are to comply with the applicable disclosures for a change in an accounting principle accordingly. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

In September 2015, amended accounting guidance was issued regarding adjustments to provisional amounts reported in conjunction with a business combination. The amended guidance requires that an acquirer in a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change, calculated as if the accounting had been completed at the acquisition date. Additionally, the amendment requires the acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amended guidance is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early application is permitted for financial statements that have not been issued. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

In November 2015, amended accounting guidance was issued that simplifies the presentation of deferred income taxes. The amended guidance requires that all deferred income tax assets and liabilities be classified as noncurrent on a classified statement of financial position. For public business entities, the amended guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period, and the change may be applied either prospectively or retrospectively. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

Impairment testing of long-lived assets with definite useful lives involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statement of earnings.

During the first quarter of fiscal 2016, management finalized its plan to close the Engineered Cabs facility in Florence, South Carolina, and transfer the majority of the business to the Engineered Cabs facility in Greeneville, Tennessee. Under the plan, certain machinery and equipment will transfer to the Greeneville facility to support the higher volume requirements and the remaining long-lived assets will be liquidated. As a result of these developments, management reevaluated the recoverability of the asset group and determined that long-lived assets with a carrying value of $4.1 million were impaired. As a result, these long-lived assets were written down to their estimated fair value of $1.1 million resulting in an impairment charge of $3.0 million during the six months ended November 30, 2015. The Company ceased production at the Florence facility on September 30, 2015.

As a result of the decline in oil prices and resulting reduced demand for products, management determined that an impairment indicator was present for the long-lived assets of its facilities in the Oil & Gas Equipment business within Pressure Cylinders. The Company had tested the four asset groups in its Oil & Gas Equipment business for impairment during the fourth quarter of fiscal 2015 and again in the first quarter of fiscal 2016. In each of these tests, the Company’s estimate of the undiscounted future cash flows for each asset group indicated that the carrying amounts were expected to be recovered as of those measurement dates.

During the second quarter of fiscal 2016, the continued decline of oil prices further reduced the demand for our Oil & Gas Equipment products, causing a significant decrease in the Company’s long-term cash flow projections of the business. Based on these revised cash flow projections, the Company determined that two of the asset groups with a total carrying amount of $59.9 million were impaired and wrote them down to their estimated fair value of $36.9 million. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standard Codification (“ASC”) 820. The cash flows are those expected to be generated by market participants, discounted at a 13% discount rate to account for the risks inherent in those cash flow projections. Because of deteriorating market conditions (i.e. rising interest rates and lower marketplace demand), it is reasonably possible that our estimate of discounted cash flows may change resulting in the need to perform additional impairment testing.

As a result of the impairment of the Oil & Gas Equipment assets noted above, the Company also performed an impairment review of the goodwill of the Pressure Cylinders reporting unit during the second quarter of fiscal 2016. The Company first reviewed the reporting unit structure and determined that it was no longer appropriate to aggregate the Oil & Gas Equipment component with the rest of the Pressure Cylinders components for purposes of goodwill impairment testing. This determination was driven by changes in the economic characteristics of the Oil & Gas Equipment business as a result of sustained low oil prices, which now indicate that the risk profile and prospects for growth and profitability of the Oil & Gas Equipment component are no longer similar to the other components of our Pressure Cylinders businesses. In accordance with the applicable accounting guidance, the Company allocated a portion of Pressure Cylinders goodwill totaling $26.0 million to Oil & Gas Equipment using a relative fair value approach. A subsequent comparison of the fair values of the Oil & Gas Equipment and Pressure Cylinders reporting units, determined using discounted cash flows, to their respective carrying values indicated that a step 2 calculation to quantify a potential impairment was not required. The key assumptions that drive the fair value calculations are projected cash flows and the discount rate. Prior to the allocation of goodwill, the Company tested the goodwill of the old Pressure Cylinders reporting unit for impairment and determined that fair value exceeded carrying value by a significant amount.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2015). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended August 31, 2015, the Company implemented a new enterprise performance management system. This system was implemented to increase the overall efficiency of the consolidation and financial reporting processes and not in response to any deficiency or material weakness in internal control over financial reporting. While the Company has not completed the testing of the operating effectiveness of all key controls in the new system, we believe that effective internal control over financial reporting was maintained during and after the conversion. There were no other changes that occurred during the periods covered by this Quarterly Report on Form 10-Q (the three and six month periods ended November 30, 2015) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2015:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1-30, 2015	288,300	$25.89	288,300	6,257,845
October 1-31, 2015	1,050,000	$29.75	1,050,000	5,207,845
November 1-30, 2015 (2)	168,866	$32.08	161,700	5,046,145

Total	1,507,166	$29.27	1,500,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 25, 2014, Worthington Industries, Inc. announced that the Board authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 5,046,145 common shares were available under this repurchase authorization at November 30, 2015.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 7,166 common shares surrendered by employees in November 2015 to satisfy tax withholding obligations upon exercise of stock options. These common shares were not counted against the share repurchase authorization in effect throughout the second quarter of fiscal 2016 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2015 and May 31, 2015;
(ii)	Consolidated Statements of Earnings for the three months and six months ended November 30, 2015 and November 30, 2014;
(iii)	Consolidated Statements of Comprehensive Income for the three months and six months ended November 30, 2015 and November 30, 2014;
(iv)	Consolidated Statements of Cash Flows for the three months and six months ended November 30, 2015 and November 30, 2014; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 11, 2016	By:	/s/ B. Andrew Rose
B. Andrew Rose, Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at November 30, 2015 and May 31, 2015;

(ii)	Consolidated Statements of Earnings for the three months and six months ended November 30, 2015 and November 30, 2014;

(iii)	Consolidated Statements of Comprehensive Income for the three months and six months ended November 30, 2015 and November 30, 2014;

(iv)	Consolidated Statements of Cash Flows for the three months and six months ended November 30, 2015 and November 30, 2014; and

(v)	Notes to Consolidated Financial Statements.