Form 10-Q
period 2016-02-29
WORTHINGTON INDUSTRIES INC
filed 2016-04-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On March 31, 2016, the number of Common Shares, without par value, issued and outstanding was 62,450,297.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	outlook, strategy or business plans;
•	the ability to correct performance issues at operations;
•	future or expected growth, forward momentum, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	expected benefits from Transformation efforts;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•	projected profitability potential, capacity and working capital needs;
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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 29, 2016	May 31, 2015
Assets
Current assets:
Cash and cash equivalents	$25,432	$31,067
Receivables, less allowances of $3,313 and $3,085 at February 29, 2016 and May 31, 2015, respectively	399,138	474,292
Inventories:
Raw materials	159,183	181,975
Work in process	82,334	107,069
Finished products	79,710	85,931

Total inventories	321,227	374,975
Income taxes receivable	11,934	12,119
Assets held for sale	11,441	23,412
Deferred income taxes	22,709	22,034
Prepaid expenses and other current assets	55,777	54,294

Total current assets	847,658	992,193
Investments in unconsolidated affiliates	208,898	196,776
Goodwill	244,144	238,999
Other intangible assets, net of accumulated amortization of $46,219 and $47,547 at February 29, 2016 and May 31, 2015, respectively	94,605	119,117
Other assets	25,603	24,867
Property, plant & equipment:
Land	16,067	16,017
Buildings and improvements	239,342	218,182
Machinery and equipment	928,648	872,986
Construction in progress	35,235	40,753

Total property, plant & equipment	1,219,292	1,147,938
Less: accumulated depreciation	680,272	634,748

Property, plant and equipment, net	539,020	513,190

Total assets	$1,959,928	$2,085,142

Liabilities and equity
Current liabilities:
Accounts payable	$262,405	$294,129
Short-term borrowings	30,766	90,550
Accrued compensation, contributions to employee benefit plans and related taxes	65,475	66,252
Dividends payable	13,243	12,862
Other accrued items	52,985	56,913
Income taxes payable	1,917	2,845
Current maturities of long-term debt	857	841

Total current liabilities	427,648	524,392
Other liabilities	62,006	58,269
Distributions in excess of investment in unconsolidated affiliate	58,430	61,585
Long-term debt	579,515	579,352
Deferred income taxes	18,515	21,495

Total liabilities	1,146,114	1,245,093
Shareholders’ equity - controlling interest	719,776	749,112
Noncontrolling interests	94,038	90,937

Total equity	813,814	840,049

Total liabilities and equity	$1,959,928	$2,085,142

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$647,080	$804,785	$2,105,043	$2,538,211
Cost of goods sold	551,157	706,294	1,786,925	2,184,990

Gross margin	95,923	98,491	318,118	353,221
Selling, general and administrative expense	70,149	66,764	218,822	219,327
Impairment of goodwill and long-lived assets	—	81,600	25,962	97,785
Restructuring and other expense	702	2,177	5,294	2,765

Operating income (loss)	25,072	(52,050)	68,040	33,344
Other income (expense):
Miscellaneous income, net	3,305	213	3,723	1,756
Interest expense	(7,886)	(8,381)	(23,539)	(27,573)
Equity in net income of unconsolidated affiliates	24,994	18,800	80,822	69,043

Earnings (loss) before income taxes	45,485	(41,418)	129,046	76,570
Income tax expense (benefit)	11,613	(18,173)	35,121	19,540

Net earnings (loss)	33,872	(23,245)	93,925	57,030
Net earnings attributable to noncontrolling interests	4,296	2,465	9,698	9,110

Net earnings (loss) attributable to controlling interest	$29,576	$(25,710)	$84,227	$47,920

Basic
Average common shares outstanding	61,747	66,359	62,810	67,013

Earnings (loss) per share attributable to controlling interest	$0.48	$(0.39)	$1.34	$0.72

Diluted
Average common shares outstanding	63,727	66,359	64,583	69,301

Earnings (loss) per share attributable to controlling interest	$0.46	$(0.39)	$1.30	$0.69

Common shares outstanding at end of period	61,285	65,078	61,285	65,078

Cash dividends declared per share	$0.19	$0.18	$0.57	$0.54

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net earnings (loss)	$33,872	$(23,245)	$93,925	$57,030
Other comprehensive income (loss):
Foreign currency translation	8,646	(14,873)	1,255	(31,735)
Pension liability adjustment, net of tax	(90)	(701)	(98)	(701)
Cash flow hedges, net of tax	5,430	(9,538)	3,537	(10,458)

Other comprehensive income (loss)	13,986	(25,112)	4,694	(42,894)

Comprehensive income (loss)	47,858	(48,357)	98,619	14,136
Comprehensive income attributable to noncontrolling interests	7,476	1,626	12,207	6,657

Comprehensive income (loss) attributable to controlling interest	$40,382	$(49,983)	$86,412	$7,479

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Operating activities
Net earnings (loss)	$33,872	$(23,245)	$93,925	$57,030
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,761	21,762	62,748	63,329
Impairment of goodwill and long-lived assets	-	81,600	25,962	97,785
Provision for (benefit from) deferred income taxes	9,322	(35,334)	(6,069)	(41,361)
Bad debt expense (income)	187	(46)	195	(106)
Equity in net income of unconsolidated affiliates, net of distributions	(622)	(571)	(16,524)	(8,374)
Net (gain) loss on sale of assets	(3,385)	3,047	(7,633)	3,481
Stock-based compensation	3,627	4,058	11,284	12,911
Excess tax benefits - stock-based compensation	(431)	(663)	(1,689)	(6,416)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	10,688	5,078	76,791	10,914
Inventories	37,211	(8,795)	61,032	(43,925)
Prepaid expenses and other current assets	(19,309)	(3,078)	9,324	(11,182)
Other assets	(1,216)	2,415	(4,019)	5,631
Accounts payable and accrued expenses	14,027	40,260	(16,500)	10,055
Other liabilities	1,052	(3,612)	5,352	(10,108)

Net cash provided by operating activities	105,784	82,876	294,179	139,664

Investing activities
Investment in property, plant and equipment	(14,973)	(26,119)	(75,465)	(73,265)
Investment in notes receivable	-	-	-	(7,300)
Acquisitions, net of cash acquired	(31,256)	(54,389)	(34,206)	(105,482)
Investments in unconsolidated affiliates, net of distributions	(3,683)	(4,559)	(5,596)	(8,230)
Proceeds from sale of assets and insurance	431	3,521	9,887	3,813

Net cash used by investing activities	(49,481)	(81,546)	(105,380)	(190,464)

Financing activities
Net proceeds from (repayments of) short-term borrowings	(16,716)	112,285	(57,728)	112,644
Proceeds from long-term debt	-	5,916	921	26,396
Principal payments on long-term debt	(216)	(101,832)	(644)	(102,645)
Proceeds from issuance of common shares	2,747	2,081	5,811	1,627
Excess tax benefits - stock-based compensation	431	663	1,689	6,416
Payments to noncontrolling interests	(4,206)	(9,200)	(9,106)	(12,067)
Repurchase of common shares	(28,352)	(52,795)	(99,848)	(94,415)
Dividends paid	(11,913)	(12,517)	(35,529)	(34,767)

Net cash used by financing activities	(58,225)	(55,399)	(194,434)	(96,811)

Decrease in cash and cash equivalents	(1,922)	(54,069)	(5,635)	(147,611)
Cash and cash equivalents at beginning of period	27,354	96,537	31,067	190,079

Cash and cash equivalents at end of period	$25,432	$42,468	$25,432	$42,468

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

dHybrid Systems, LLC (“dHybrid”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”), and Worthington Energy Innovations, LLC (“WEI”) in which we own controlling interests of 79.59%, 52%, 55%, 75%, and 75%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income (loss) attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income (loss), respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three and nine months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2016 (“fiscal 2016”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (“fiscal 2015”) of Worthington Industries, Inc. (the “2015 Form 10-K”).

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

In April 2015, amended accounting guidance was issued to simplify the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. For public business entities, the amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early application is permitted for financial statements that have not been issued. The revised guidance is to be applied on a retrospective basis, and entities are to comply with the applicable disclosures for a change in an accounting principle accordingly. The adoption of this guidance will not have a significant impact on our consolidated financial position and results of operations.

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

In February 2016, amended accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP. Among other changes, the amended guidance requires that lease assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

WSP has been considered to be jointly controlled and not consolidated due to substantive participating rights of the minority partner. However, on March 1, 2016, the Company obtained formal control over the operations of the WSP joint venture with United States Steel Corporation (“U.S. Steel”). Our ownership interest will remain at 51%. WSP’s financial statements will be consolidated within the Steel Processing operating segment beginning March 1, 2016. Refer to “NOTE Q – Subsequent Events” for additional detail.

We received distributions from unconsolidated affiliates totaling $65,318,000 during the nine months ended February 29, 2016. We have received cumulative distributions from WAVE in excess of our investment balance totaling $58,430,000 at February 29, 2016. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	February 29, 2016	May 31, 2015
Cash	$132,893	$101,011
Receivable from member (1)	6,902	11,092
Other current assets	434,533	491,507
Noncurrent assets	376,416	318,939

Total assets	$950,744	$922,549

Current liabilities	$131,308	$184,028
Short-term borrowings	16,684	-
Current maturities of long-term debt	3,721	4,489
Long-term debt	269,261	272,861
Other noncurrent liabilities	21,133	20,471
Equity	508,637	440,700

Total liabilities and equity	$950,744	$922,549

	Three Months Ended		Nine Months Ended
	February 29, February 28,		February 29, February 28,
(in thousands)	2016	2015	2016	2015
Net sales	$376,448	$356,604	$1,170,096	$1,137,866
Gross margin	83,251	67,636	257,036	232,580
Operating income	54,801	41,335	171,857	154,678
Depreciation and amortization	7,905	8,827	24,070	26,932
Interest expense	2,038	2,157	6,333	6,492
Other income (expense) (2)	(59)	(79)	23,505	(208)
Income tax expense	2,625	2,555	7,348	8,107
Net earnings	51,994	37,859	186,063	141,789

(1)	Represents cash owed from a joint venture partner as a result of centralized cash management.

(2)

The increase in other income for the nine months ended February 29, 2016, as compared to the comparable period in the prior year is primarily attributable to the impact of ClarkDietrich’s legal settlement related to successful disparagement litigation brought against several competitors in an industry trade association.

NOTE C – Impairment of Goodwill and Long-Lived Assets

We review the carrying value of our long-lived assets, including intangible assets with definite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

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

Fiscal 2016: Due to the decline in oil prices and resulting reduced demand for products, management determined that an impairment indicator was present for the long-lived assets in the Oil & Gas Equipment business within Pressure Cylinders. The Company had tested the five asset groups in its Oil & Gas Equipment business for impairment during the fourth quarter of fiscal 2015 and again in the first quarter of fiscal 2016. In each of these tests, the Company’s estimate of the undiscounted future cash flows for each asset group indicated that the carrying amounts were expected to be recovered as of those measurement dates.

During the second quarter of fiscal 2016, the continued decline of oil prices further reduced the demand for Oil & Gas Equipment products, causing a significant decrease in the long-term cash flow projections of that business. Based on these revised cash flow projections, the Company determined that long-lived assets of two of the facilities with a combined carrying amount of $59,895,000 were impaired and wrote them down to their estimated fair value of $36,933,000, resulting in an impairment charge of $22,962,000. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standard Codification (“ASC”) 820. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections, or 13%. Because of deteriorating market conditions (i.e., rising interest rates and declining marketplace demand), it is reasonably possible that our estimate of discounted cash flows may change resulting in the need to adjust our determination of fair value.

As a result of the impairment of the Oil & Gas Equipment assets noted above, the Company also performed an impairment review of the goodwill of the Pressure Cylinders reporting unit during the second quarter of fiscal 2016. The Company first assessed the reporting unit structure and determined that it was no longer appropriate to aggregate the Oil & Gas Equipment component with the rest of the Pressure Cylinders for purposes of goodwill impairment testing. This determination was driven by changes in the economic characteristics of the Oil & Gas Equipment business as a result of sustained low oil prices, which now indicate that the risk profile and prospects for growth and profitability of the Oil & Gas Equipment component are no longer similar to the other components of our Pressure Cylinders businesses. In accordance with the applicable accounting guidance, the Company allocated a portion of Pressure Cylinders goodwill totaling $25,982,000 to the Oil & Gas Equipment reporting unit using a relative fair value approach. A subsequent comparison of the fair values of the Oil & Gas Equipment and Pressure Cylinders reporting units, determined using discounted cash flows, to their respective carrying values indicated that a step 2 calculation to quantify a potential impairment was not required. The key assumptions that drive the fair value calculations are projected cash flows and the discount rate. Prior to the allocation of goodwill, the Company tested the goodwill of the old Pressure Cylinders reporting unit for impairment and determined that fair value exceeded carrying value by a significant amount.

During the first quarter of fiscal 2016, management finalized its plan to close the Engineered Cabs facility in Florence, South Carolina and transfer the majority of the business to the Engineered Cabs facility in Greeneville, Tennessee. Under the plan, certain machinery and equipment was transferred to the Greeneville facility to support higher volume requirements. Management reevaluated the recoverability of the remaining assets and determined that long-lived assets with a carrying value of $4,059,000 were impaired. As a result, these long-lived assets were written down to their estimated fair value of $1,059,000 resulting in an impairment charge of $3,000,000 during the first quarter of fiscal 2016. The Company ceased production at the Florence facility on September 30, 2015.

Fiscal 2015: During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs reporting unit was necessary. This conclusion was based on certain indicators of impairment, including the decision to close the Company’s Engineered Cabs’ facility in Florence, South Carolina and significant downward revisions to forecasted cash flows as a result of continued weakness in the mining and agricultural end markets and higher than expected manufacturing costs.

Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs reporting unit for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sums of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence, South Carolina facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values, resulting in impairment charges of $22,356,000 for the customer relationship intangible asset and $14,311,000 for the property, plant and equipment of the Florence asset group during the third quarter of fiscal 2015. As noted above, an additional impairment charge related to the Florence asset group was later recognized during the nine months ended February 29, 2016.

As noted above, the Company determined that indicators of potential impairment existed to require an interim goodwill analysis of the Engineered Cabs reporting unit. A comparison of the fair value of the Engineered Cabs reporting unit, determined using discounted cash flows, to its carrying value indicated that a step 2 calculation to quantify the potential impairment was required. After a subsequent review of the fair value of the net assets of Engineered Cabs, it was determined that the implied fair value of goodwill was $0 and, accordingly, the entire $44,933,000 goodwill balance was written-off during the third quarter of fiscal 2015. The key assumptions used in the fair value calculations were projected cash flows and the discount rate.

During the second quarter of fiscal 2015, management committed to a plan to sell the assets of the Advanced Component Technologies, Inc. business within Engineered Cabs. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2,389,000. During the third quarter of fiscal 2015, the Company completed the sale of these assets and recognized a gain of $313,000.

Also during the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, and at the Company’s military construction business due to current and projected operating losses. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of the undiscounted future cash flows was less than the net book value of the asset groups. In accordance with the applicable accounting guidance, the net assets were written down to their fair values, resulting in impairment charges of $3,221,000 and $1,179,000, respectively.

During the fourth quarter of fiscal 2014, the Company committed to a plan to sell its 60% ownership interest in Worthington Nitin Cylinders, a consolidated joint venture in India, and Precision Specialty Metals (“PSM”), a stainless steel business. Accordingly, at May 31, 2014, the net assets of these businesses were recorded as assets held for sale at the lower of their fair values or net book values, less selling costs. During the first half of fiscal 2015, changes in facts and circumstances related to these businesses indicated that the Company needed to reassess the fair value of these assets. As a result, additional impairment charges of $6,346,000 and $3,050,000, respectively, were recorded.

NOTE D – Restructuring and Other Expense

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities, moving manufacturing of a product to another location, and rationalizing headcount.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for the nine months ended February 29, 2016 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$2,170	$5,365	$(4,639)	$26	$2,922
Facility exit and other costs	371	6,576	(5,760)	(23)	1,164

	$2,541	11,941	$(10,399)	$3	$4,086

Net gain on sale of assets		(6,647)

Restructuring and other expense		$5,294

During fiscal 2016, the following activities were taken related to the Company’s restructuring activities:

•	In connection with the closure of the Engineered Cabs facility in Florence, South Carolina the Company recognized severance expense of $2,171,000 and facility exit costs of $888,000.

•	The Company recognized severance expense of $1,496,000 related to workforce reductions in our Oil & Gas Equipment business within Pressure Cylinders.

•	In connection with the closure of the Company’s stainless steel business, PSM, the Company recognized $5,184,000 of facility exit costs and severance expense of $1,122,000.

•	In connection with the pending closure of the steel packaging facility in York, Pennsylvania, the Company recognized severance expense of $556,000.

•

The Company recognized a gain of $2,978,000 in connection with the sale of the remaining fixed assets of its legacy Baltimore steel processing facility. The Company also recorded a $240,000 credit to severance expense and recognized facility exit costs of $134,000 during fiscal 2016 related to this matter.

•	The Company recognized a gain of $1,484,000 in connection with the sale of the remaining land and building of its legacy metal framing business.

•

The Company recognized a gain of $1,928,000 in connection with the sale of its interest in Worthington Nitin Cylinders, the Company’s alternative fuels joint venture in India. The sale was completed on January 28, 2016.

•	The Company incurred severance expense and facility costs totaling $260,000 and $370,000, respectively, related to other non-significant restructuring activities.

The total liability as of February 29, 2016 is expected to be paid in the next twelve months.

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

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 29, 2016, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $10,820,000 at February 29, 2016. We have also guaranteed the repayment of a term loan entered into by our unconsolidated affiliate, ArtiFlex, which had $417,000 outstanding at February 29, 2016. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees, and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material and, therefore, no amounts have been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. The applicable interest rate at February 29, 2016 was 1.538%. Borrowings outstanding under the Credit Facility totaled $22,710,000 at February 29, 2016, leaving $477,290,000 available for future use.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which expires in January 2018. The AR Facility has been available throughout fiscal 2016 to date, and was available throughout fiscal 2015. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of February 29, 2016, the pool of eligible accounts receivable exceeded the $100,000,000 limit, and $5,000,000 of undivided interests in this pool of accounts receivable had been sold.

The remaining balance of short-term borrowings at February 29, 2016 consisted of an aggregate of $3,056,000 outstanding under various credit facilities maintained by our consolidated affiliate, Worthington Aritas.

We also have letters of credit totaling $16,650,000 outstanding as of February 29, 2016. These letters of credit are issued to third-party service providers and had no amounts drawn against them at February 29, 2016.

NOTE H – Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of other comprehensive income (loss) for the three months ended:

	February 29, 2016			February 28, 2015
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$8,646	$-	$8,646	$(14,873)	$-	$(14,873)
Pension liability adjustment	(90)	-	(90)	(1,072)	371	(701)
Cash flow hedges	8,505	(3,075)	5,430	(15,253)	5,715	(9,538)

Other comprehensive income (loss)	$17,061	$(3,075)	$13,986	$(31,198)	$6,086	$(25,112)

The following table summarizes the tax effects on each component of other comprehensive income (loss) for the nine months ended:

	February 29, 2016			February 28, 2015
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$1,255	$-	$1,255	$(31,735)	$-	$(31,735)
Pension liability adjustment	(98)	-	(98)	(1,072)	371	(701)
Cash flow hedges	5,938	(2,401)	3,537	(16,683)	6,225	(10,458)

Other comprehensive income (loss)	$7,095	$(2,401)	$4,694	$(49,490)	$6,596	$(42,894)

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the nine months ended February 29, 2016:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Cumulative Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interests	Total
Balance at May 31, 2015	$289,078	$(50,704)	$510,738	$749,112	$90,937	$840,049
Net earnings	-	-	84,227	84,227	9,698	93,925
Other comprehensive income	-	2,185	-	2,185	2,509	4,694
Common shares issued, net of withholding tax	5,811	-	-	5,811	-	5,811
Common shares in NQ plans	881	-	-	881	-	881
Stock-based compensation	13,466	-	-	13,466	-	13,466
Purchases and retirement of common shares	(16,296)	-	(83,552)	(99,848)	-	(99,848)
Cash dividends declared	-	-	(36,058)	(36,058)	-	(36,058)
Payments to noncontrolling interest	-	-	-	-	(9,106)	(9,106)

Balance at February 29, 2016	$292,940	$(48,519)	$475,355	$719,776	$94,038	$813,814

The components of the changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2015	$(20,717)	$(15,003)	$(14,984)	$(50,704)
Other comprehensive income (loss) before reclassifications	(1,254)	(98)	(17,903)	(19,255)
Reclassification adjustments to income (a)	-	-	23,841	23,841
Income taxes	-	-	(2,401)	(2,401)

Balance as of February 29, 2016	$(21,971)	$(15,101)	$(11,447)	$(48,519)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 29, 2016, we granted non-qualified stock options covering a total of 153,500 common shares under our stock-based compensation plans. The option price of $30.92 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $9.55 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,305,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.33%
Expected volatility	38.40%
Risk-free interest rate	1.98%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 29, 2016, we granted an aggregate of 210,200 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $29.26 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $5,582,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees that are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2016, 2017 and 2018. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the nine months ended February 29, 2016, we granted performance share awards covering an aggregate of 87,096 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,623,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the nine months ended February 29, 2016 and February 28, 2015 reflected estimated annual effective income tax rates of 30.1% and 30.9%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests is primarily a result of our Spartan, Worthington Nitin Cylinders, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interest in Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas and Worthington Nitin Cylinders (both foreign corporations), and TWB’s wholly-owned foreign corporations, is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2016 could be materially different from the forecasted rate as of February 29, 2016.

NOTE L – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Nine Months Ended
	February 29, February 28,		February 29, February 28,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest – income (loss) available to common shareholders	$29,576	$(25,710)	$84,227	$47,920
Denominator:
Denominator for basic earnings (loss) per share attributable to controlling interest – weighted average common shares	61,747	66,359	62,810	67,013
Effect of dilutive securities	1,980	-	1,773	2,288

Denominator for diluted earnings (loss) per share attributable to controlling interest – adjusted weighted average common shares	63,727	66,359	64,583	69,301

Basic earnings (loss) per share attributable to controlling interest	$0.48	$(0.39)	$1.34	$0.72
Diluted earnings (loss) per share attributable to controlling interest	$0.46	$(0.39)	$1.30	$0.69

Stock options and restricted common shares covering 352,830 and 1,924,019 common shares for the three months ended February 29, 2016 and February 28, 2015, respectively, and 343,454 and 122,721 common shares for the nine months ended February 29, 2016 and February 28, 2015, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE M – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2016	2015	2016	2015
Net sales
Steel Processing	$419,026	$500,703	$1,377,638	$1,605,790
Pressure Cylinders	200,721	248,086	626,288	749,789
Engineered Cabs	25,553	45,390	92,869	146,484
Other	1,780	10,606	8,248	36,148

Total net sales	$647,080	$804,785	$2,105,043	$2,538,211

Operating income (loss)
Steel Processing	$21,294	$16,406	$71,574	$86,152
Pressure Cylinders	8,969	18,611	15,479	47,797
Engineered Cabs	(4,053)	(85,780)	(17,634)	(93,534)
Other	(1,138)	(1,287)	(1,379)	(7,071)

Total operating income (loss)	$25,072	$(52,050)	$68,040	$33,344

Impairment of goodwill and long-lived assets
Steel Processing	$-	$-	$-	$3,050
Pressure Cylinders	-	-	22,962	9,567
Engineered Cabs	-	81,600	3,000	83,989
Other	-	-	-	1,179

Total impairment of goodwill and long-lived assets	$-	$81,600	$25,962	$97,785

Restructuring and other expense (income)
Steel Processing	$1,068	$(28)	$3,788	$(58)
Pressure Cylinders	(1,031)	2,498	(316)	2,926
Engineered Cabs	416	(313)	3,059	(313)
Other	249	20	(1,237)	210

Total restructuring and other expense	$702	$2,177	$5,294	$2,765

(in thousands)	February 29, 2016	May 31, 2015
Total assets
Steel Processing	$734,182	$829,116
Pressure Cylinders	784,880	804,799
Engineered Cabs	75,603	94,506
Other	365,263	356,721

Total assets	$1,959,928	$2,085,142

NOTE N – Acquisitions

The CryoScience business of Taylor Wharton

On December 7, 2015, the Company acquired the net assets of the CryoScience business of Taylor Wharton (“Taylor Wharton CryoScience”), including a manufacturing facility in Theodore, Alabama. The Company also purchased certain intellectual property and manufacturing assets of Taylor Wharton focused on the cryogenic industrial and liquefied natural gas markets. The total purchase price was $30,287,000 after adjusting for an estimated working capital deficit of $1,069,000. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition, we identified and valued the following identifiable intangible assets:

(in thousands)		Useful Life
Category	Amount	(Years)
Technology	$2,800	20
Customer relationships	2,200	15
Other	260	1

Total acquired identifiable intangible assets	$5,260

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

The following table summarizes the consideration transferred and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$2,271
Inventories	5,686
Prepaid expenses	211
Intangible assets	5,260
Property, plant and equipment	13,400

Total identifiable assets	26,828
Accounts payable	(2,801)
Other accrued items	(310)

Net assets	23,717
Goodwill	6,570

Purchase price	$30,287
Plus: estimated working capital deficit	1,069

Cash paid at closing	$31,356

Operating results of the acquired business have been included in our consolidated statement of earnings from the acquisition date, forward, and have been immaterial. Pro forma net sales and net earnings, including the acquired business since the beginning of fiscal 2015, would not be materially different than reported results.

NetBraze

On January 15, 2016, the Company acquired the net assets of NetBraze, LLC, a manufacturer of brazing alloys, silver brazing filler metals, solders and fluxes. The total purchase price was $3,390,000, including contingent consideration with an estimated fair value of $540,000. This basis was allocated among the net assets acquired at their acquisition-date fair values, with $1,565,000 to working capital and $1,825,000 to fixed assets. The purchase price is subject to change based on final working capital adjustments. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

Operating results of the acquired business have been included in our consolidated statements of earnings from the acquisition date, forward, and have been immaterial. Pro forma results, including the acquired business since the beginning of fiscal 2015, would not be materially different than reported results.

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. At February 29, 2016, we had posted total cash collateral of $3,810,000 to our margin accounts. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note P – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at February 29, 2016:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$12,334
	Other assets	-	Other liabilities	338

		-		12,672
Interest rate contracts	Receivables	-	Accounts payable	141
	Other assets	-	Other liabilities	327

		-		468

Totals		$-		$13,140

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$2,247
	Other assets	-	Other liabilities	133

		-		2,380

Foreign exchange contracts	Receivables	-	Accounts payable	2

		-		2

Totals		$-		$2,382

Total Derivative Instruments		$-		$15,522

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $995,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the financial statement caption in which they were recorded in the consolidated balance sheet at May 31, 2015:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$17,241
	Other assets	-	Other liabilities	592

		-		17,833
Interest rate contracts	Receivables	-	Accounts payable	81
Other assets	Other assets	-	Other liabilities	113

		-		194

Foreign exchange contracts	Receivables	75	Accounts payable	-

Totals		$75		$18,027

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$96	Accounts payable	$4,104

Totals		$96		$4,104

Total Derivative Instruments		$171		$22,131

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

The following table summarizes our cash flow hedges outstanding at February 29, 2016:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$103,490	March 2016 - December 2017
Interest rate contracts	16,635	September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended February 29, 2016 and February 28, 2015:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain (Loss)	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months ended February 29, 2016:
Interest rate contracts	$(107)	Interest expense	$(130)	Interest expense	$-
Commodity contracts	707	Cost of goods sold	(7,775)	Cost of goods sold	-

Totals	$600		$(7,905)		$-

For the three months ended February 28, 2015:
Interest rate contracts	$-	Interest expense	$(160)	Interest expense	$-
Commodity contracts	(15,178)	Cost of goods sold	539	Cost of goods sold	-
Foreign currency contracts	314	Miscellaneous income	-	Miscellaneous income	-

Totals	$(14,864)		$379		$-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the nine months ended February 29, 2016 and February 28, 2015:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain (Loss)	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the nine months ended February 29, 2016:
Interest rate contracts	$(274)	Interest expense	$(415)	Interest expense	$-
Commodity contracts	(17,629)	Cost of goods sold	(23,422)	Cost of goods sold	-
Foreign currency contracts	-	Miscellaneous income	(4)	Miscellaneous income	-

Totals	$(17,903)		$(23,841)		$-

For the nine months ended February 28, 2015:
Interest rate contracts	$-	Interest expense	$(2,445)	Interest expense	$-
Commodity contracts	(19,953)	Cost of goods sold	(613)	Cost of goods sold	-
Foreign currency contracts	211	Miscellaneous income	-	Miscellaneous income	-

Totals	$(19,742)		$(3,058)		$-

The estimated net amount of the losses recognized in accumulated OCI at February 29, 2016 expected to be reclassified into net earnings within the succeeding twelve months is $9,382,000 (net of tax of $5,349,000). This amount was computed using the fair value of the cash flow hedges at February 29, 2016, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2016 and 2017.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 29, 2016:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$36,996	March 2016 - October 2017
Foreign currency contracts	6,806	March 2016 - February 2017

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended February 29, 2016 and February 28, 2015:

		Gain (Loss) Recognized in Earnings for the Three Months Ended
(in thousands)	Location of Gain (Loss) Recognized in Earnings	February 29, 2016	February 28, 2015
Commodity contracts	Cost of goods sold	$173	$(4,105)
Foreign currency contracts	Miscellaneous income (expense)	47	—

Total		$220	$(4,105)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the nine months ended February 29, 2016 and February 28, 2015:

		Gain (Loss) Recognized in Earnings for the Nine Months Ended
(in thousands)	Location of Gain (Loss) Recognized in Earnings	February 29, 2016	February 28, 2015
Commodity contracts	Cost of goods sold	$(7,972)	$(6,522)
Foreign currency contracts	Miscellaneous income (expense)	117	43

Total		$(7,855)	$(6,479)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At February 29, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$-	$-	$-

Total assets	$-	$-	$-	$-

Liabilities
Derivative contracts (1)	$-	$15,522	$-	$15,522
Contingent consideration obligation (2)	-	-	540	540

Total liabilities	$-	$15,522	$540	$16,062

At May 31, 2015, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$171	$-	$171

Total assets	$-	$171	$-	$171

Liabilities
Derivative contracts (1)	$-	$22,131	$-	$22,131
Contingent consideration obligations (2)	-	-	3,979	3,979

Total liabilities	$-	$22,131	$3,979	$26,110

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

Non-Recurring Fair Value Measurements

At February 29, 2016, there were no assets or liabilities measured at fair value on a non-recurring basis on the Company’s consolidated balance sheet.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $602,511,000 and $610,028,000 at February 29, 2016 and May 31, 2015, respectively. The carrying amount of long-term debt, including current maturities, was $580,372,000 and $580,193,000 at February 29, 2016 and May 31, 2015, respectively.

NOTE Q – Subsequent Events

As of March 1, 2016, the Company reached an agreement with U.S. Steel, its partner in the WSP joint venture, whereby it obtained a majority of the WSP Board of Directors, which gave the Company effective control over the operations of WSP. As a result, we began consolidating the results of WSP within our financial results as of March 1, 2016, the beginning of the Company’s fiscal 2016 fourth quarter. The equity of United States Steel Corporation in the joint venture will be shown as noncontrolling interest in our consolidated balance sheets beginning March 1, 2016 and United States Steel Corporation’s portion of net earnings will be included as net earnings attributable to noncontrolling interest in our consolidated statements of earnings beginning with the fourth quarter of fiscal 2016. The Company had been accounting for the results of WSP, through the third quarter of 2016, under the equity method. As a result of this change, and in accordance with U.S. GAAP, we will be required to write up the assets of WSP to fair market value which will result in a one-time, non-cash gain in the fourth quarter of fiscal 2016. The ownership percentages in WSP will remain 51% Worthington and 49% U.S. Steel.

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

As of February 29, 2016, excluding our joint ventures, we operated 32 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include Construction Services and Worthington Energy Innovations (“WEI”). The Company is in the process of exiting the businesses within Construction Services.

We also held equity positions in 12 active joint ventures, which operated 51 manufacturing facilities worldwide, as of February 29, 2016. Five of these joint ventures are consolidated with the equity owned by the other joint venture member(s), shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income (loss), shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income (loss), respectively. The remaining seven of these joint ventures are accounted for using the equity method.

Overview

The Company’s performance was steady during the third quarter of fiscal 2016, despite continued weakness in the oil & gas equipment and agricultural end markets and the unfavorable impact of inventory holding losses in Steel Processing. Lower manufacturing costs across most of our businesses, improved profitability in the Industrial Products business and strong contributions from our unconsolidated joint ventures highlighted the quarter.

Pressure Cylinders’ operating income was down $9.6 million. Continued weakness in the Oil & Gas Equipment business combined with $3.9 million of expense related to indemnification, purchase accounting and transition services fees for recent acquisitions in the Cryogenics and Alternative Fuels businesses led to an overall decrease in gross margin. Sales in the Oil & Gas Equipment business were down 71% from the prior year quarter on lower volume. Demand in the Oil & Gas Equipment business continued to decline as oil prices dropped through much of the quarter. Lower commodity costs and improved profitability in the Industrial Products business helped mitigate the overall decrease in Pressure Cylinders’ operating income.

Steel Processing operating income was up $4.9 million from the prior year quarter to $21.3 million. Improved inventory management and some modest mark-to-market gains on several non-designated steel hedges compared to losses in the prior year period were partially offset by lower tolling volume at our Spartan joint venture.

Engineered Cabs’ net sales of $25.6 million were $19.8 million, or 44%, below the prior year quarter due to declines in market demand and the September 2015 closure of the Florence, South Carolina facility. Adjusting for impairment and restructuring charges, the operating loss improved $0.9 million from the prior year quarter.

Equity in net income of unconsolidated affiliates (“equity income”) was up $6.2 million, or 31%, from the prior year quarter. Higher contributions from WAVE, Serviacero and ClarkDietrich accounted for the majority of the increase in equity income. Strong automotive and construction markets in the Unites States (the “U.S.”) and lower commodity costs are benefiting these businesses. We received dividends from unconsolidated joint ventures of $25.4 million during the quarter.

Recent Business Developments

•

On December 7, 2015, the Company completed the acquisition of the global CryoScience business of Taylor Wharton, including a manufacturing facility in Theodore, Alabama, for $30.3 million. The asset purchase was made pursuant to the Chapter 11 bankruptcy proceedings of Taylor Wharton. The acquired net assets became part of the Pressure Cylinders operating segment upon closing.

•

On January 15, 2016, the Company acquired the net assets of NetBraze, LLC, a manufacturer of brazing alloys, silver brazing filler metals, solders and fluxes, for $3.4 million. The acquired net assets became part of the Pressure Cylinders operating segment upon closing.

•	During the quarter, the Company repurchased a total of 1,000,000 common shares for $28.4 million at an average price of $28.35.

•

As of March 1, 2016, the Company obtained effective control of the Worthington Specialty Processing (“WSP”) joint venture with United States Steel Corporation. Our ownership interest will remain at 51%. WSP’s earnings will be consolidated within the Steel Processing operating segment beginning March 1, 2016. For additional financial information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE Q – Subsequent Events” of this Quarterly Report on Form 10-Q.

•

On March 23, 2016, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.19 per share payable on June 29, 2016 to shareholders of record on June 15, 2016.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the third quarter of each of fiscal 2016 and fiscal 2015 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 65% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Chrysler, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of four of our unconsolidated joint ventures are also to the automotive end market.

Approximately 11% of the net sales of our Steel Processing operating segment, 50% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 24% and 50% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil and gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	Feb 29, 2016	Feb 28, 2015	Inc/(Dec)	Feb 29, 2016	Feb 28, 2015	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.1%	2.4%	-1.3%	1.2%	2.7%	-1.5%
Hot-Rolled Steel ($ per ton) [2]	$383	$578	($195)	$421	$634	($213)
Detroit Three Auto Build (000’s vehicles) [3]	2,174	2,053	121	6,987	6,694	293
No. America Auto Build (000’s vehicles) [3]	4,177	4,024	153	13,189	12,682	507
Zinc ($ per pound) [4]	$0.80	$0.93	($0.13)	$0.81	$0.99	($0.18)
Natural Gas ($ per mcf) [5]	$1.84	$3.09	($1.25)	$2.40	$3.97	($1.57)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.15	$3.09	($0.94)	$2.47	$3.56	($1.09)

[1]

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2016 (first, second and third quarters), fiscal 2015 and fiscal 2014:

(Dollars per ton 1)
	Fiscal Year			Inc / (Dec)
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
1st Quarter	$461	$671	$627	($210)	-31.3%	$44	7.0%
2nd Quarter	$419	$651	$651	($232)	-35.6%	$0	0.0%
3rd Quarter	$383	$578	$669	($195)	-33.7%	($91)	-13.6%
4th Quarter	N/A	$464	$655	N/A	N/A	($191)	-29.2%
Annual Avg.	N/A	$591	$651	N/A	N/A	($60)	-9.2%

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the third quarter of fiscal 2016. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the third quarter of fiscal 2016, overall vehicle production for the Detroit Three automakers was up 6% and North American vehicle production as a whole increased 4%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter - Fiscal 2016 Compared to Fiscal 2015

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended
(Dollars in millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$647.1	100.0%	$804.8	100.0%	$(157.7)
Cost of goods sold	551.2	85.2%	706.3	87.8%	(155.1)

Gross margin	95.9	14.8%	98.5	12.2%	(2.6)
Selling, general and administrative expense	70.1	10.8%	66.8	8.3%	3.3
Impairment of goodwill and long-lived assets	—	0.0%	81.6	10.1%	(81.6)
Restructuring and other expense	0.7	0.1%	2.2	0.3%	(1.5)

Operating income (loss)	25.1	3.9%	(52.1)	-6.5%	77.2
Miscellaneous income, net	3.3	0.5%	0.2	0.0%	3.1
Interest expense	(7.9)	-1.2%	(8.4)	-1.0%	(0.5)
Equity in net income of unconsolidated affiliates (1)	25.0	3.9%	18.8	2.3%	6.2
Income tax benefit (expense)	(11.6)	-1.8%	18.2	2.3%	29.8

Net earnings (loss)	33.9	5.2%	(23.3)	-2.9%	57.2
Net earnings attributable to noncontrolling interests	4.3	0.7%	2.4	0.3%	1.9

Net earnings (loss) attributable to controlling interest	$29.6	4.6%	$(25.7)	-3.2%	$55.3

(1) Equity income by unconsolidated affiliate
WAVE	$18.7		$15.6		$3.1
ClarkDietrich	1.3		0.2		1.1
Serviacero	1.7		(0.3)		2.0
ArtiFlex	3.0		2.8		0.2
WSP	0.2		0.4		(0.2)
Other	0.1		0.1		(0.0)

Total	$25.0		$18.8		$6.2

Net earnings attributable to controlling interest for the three months ended February 29, 2016 increased $55.3 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales decreased $157.7 million from the comparable period in the prior year. The decrease was the result of lower average selling prices in Steel Processing due to a decline in the market price of steel combined with lower volumes in Pressure Cylinders and Engineered Cabs.

•

Gross margin decreased $2.6 million from the comparable period in the prior year on lower volume. However, gross margin as a percent of sales actually increased due to an improved pricing spread and lower manufacturing expenses across many of our businesses.

•	SG&A expense increased $3.3 million over the comparable prior year period to $70.1 million. The increase was primarily due to the impact of acquisitions and higher profit sharing and bonus expense.

•

Impairment charges of $81.6 million for the three months ended February 28, 2015, were due to the impairment of goodwill and other long-lived assets in Engineered Cabs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Goodwill and Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring and other expense was $0.7 million in the current period. Expenses consisted of $1.1 million in net restructuring charges in Steel Processing primarily tied to the ongoing closure of Precision Specialty Metals (“PSM”), $0.8 million of employee severance related to workforce reduction in Oil & Gas Equipment and $0.4 million of facility exit costs related to the closure of the Florence, South Carolina facility in Engineered Cabs. A gain of $1.9 million related to the sale of the Worthington Nitin Cylinders joint venture in India, which was completed during the quarter, partially offset the impact the expenses. For additional financial information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

Interest expense of $7.9 million was $0.5 million lower than the comparable period in the prior year. The decrease was driven by lower average debt levels as a result of a decrease in working capital requirements due to the lower market price of steel.

•

Equity income increased $6.2 million from the comparable period in the prior year to $25.0 million on net sales of $376.4 million. Higher contributions from WAVE, Serviacero and ClarkDietrich accounted for the majority of the increase. We received dividends from unconsolidated joint ventures of $25.4 million during the quarter. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense was $11.6 million in the current period compared to an income tax benefit of $18.2 million in the comparable prior year period. The prior year tax benefit was due primarily to impairment charges recorded in Engineered Cabs. Excluding the impact of these impairment charges, prior year income tax expense was approximately $10.9 million. The current quarter expense was calculated using an estimated annual effective income tax rate of 30.1% versus 30.9% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended
(Dollars in millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$419.0	100.0%	$500.7	100.0%	$(81.7)
Cost of goods sold	366.6	87.5%	457.0	91.3%	(90.4)

Gross margin	52.4	12.5%	43.7	8.7%	8.7
Selling, general and administrative expense	30.0	7.2%	27.3	5.5%	2.7
Restructuring and other expense	1.1	0.3%	—	0.0%	1.1

Operating income	$21.3	5.1%	$16.4	3.3%	$4.9

Material cost	$284.4		$375.6		$(91.2)
Tons shipped (in thousands)	801		831		(30)

Net sales and operating highlights were as follows:

•

Net sales decreased $81.7 million from the comparable period in the prior year as declining steel prices led to lower average selling prices, which reduced net sales by $75.9 million. Volume also declined in the current period reducing net sales by an additional $5.8 million as a result of declines at our Spartan joint venture. The mix of direct versus toll tons processed was 60% to 40% compared to 57% to 43% in the prior year quarter.

•

Operating income increased $4.9 million from the comparable period in the prior year driven by a higher spread between average selling prices and material cost and contributions from the January 2015 acquisition of the net assets of Rome Strip Steel. The favorable pricing spread was the result of improved inventory management and some modest mark-to-market gains on several non-designated steel hedges compared to losses in the prior year. Higher SG&A expense, driven by the impact of acquisitions and higher profit sharing and bonus expense, combined with current period restructuring activities partially offset the overall increase in operating income. Restructuring and other expense in the current quarter consisted primarily of costs related to the planned closure of PSM.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended
(Dollars in millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$200.7	100.0%	$248.1	100.0%	$(47.4)
Cost of goods sold	157.4	78.4%	193.9	78.2%	(36.5)

Gross margin	43.3	21.6%	54.2	21.8%	(10.9)
Selling, general and administrative expense	35.3	17.6%	33.1	13.3%	2.2
Impairment of long-lived assets	-	0.0%	-	0.0%	-
Restructuring and other expense (income)	(1.0)	-0.5%	2.5	1.0%	(3.5)

Operating income	$9.0	4.5%	$18.6	7.5%	$(9.6)

Material cost	$84.9		$117.2		$(32.3)

Net sales by principal class of products:
Consumer Products	$51.1		$53.9		$(2.8)
Industrial Products*	100.4		98.4		2.0
Mississippi*	-		8.5		(8.5)
Alternative Fuels	22.3		23.7		(1.4)
Oil & Gas Equipment	17.2		60.2		(43.0)
Cryogenics	9.7		3.4		6.3

Total Pressure Cylinders	$200.7		$248.1		$(47.4)

Units shipped by principal class of products:
Consumer Products	10,478,006		11,826,910		(1,348,904)
Industrial Products*	6,414,484		6,236,914		177,570
Mississippi*	-		1,397,658		(1,397,658)
Alternative Fuels	96,123		105,460		(9,337)
Oil & Gas Equipment	640		2,548		(1,908)
Cryogenics	3,770		95		3,675

Total Pressure Cylinders	16,993,023		19,569,585		(2,576,562)

*

Mississippi, an industrial gas facility, was sold in May 2015. It has been broken out so as not to distort the Industrial Products comparisons as the products previously produced at the Mississippi facility have been discontinued.

Net sales and operating highlights were as follows:

•

Net sales decreased $47.4 million from the comparable period in the prior year on lower volume, particularly in the Oil & Gas Equipment business where volumes decreased 75%. Volumes in the current quarter were also negatively impacted by the May 2015 disposition of our high-pressure cylinders business in Mississippi, which generated sales of $8.5 million in the comparable period in the prior year.

•

Operating income decreased $9.6 million from the comparable period in the prior year. Continued weakness in the Oil & Gas Equipment business combined with $3.9 million of expense related to indemnification, purchase accounting and transition services fees for recent acquisitions in the Cryogenics and Alternative Fuels businesses led to an overall decrease in gross margin. Lower commodity costs and improved profitability in Industrial Products business helped mitigate the overall decrease in operating income. Restructuring and other income in the current quarter consisted of a $1.9 million gain related to the sale of the Worthington Nitin Cylinders joint venture in India, partially offset by $796,000 of employee severance related to workforce reduction in Oil & Gas Equipment.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended
(In millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$25.6	100.0%	$45.4	100.0%	$(19.8)
Cost of goods sold	25.2	98.4%	43.6	96.0%	(18.4)

Gross margin	0.4	1.6%	1.8	4.0%	(1.4)
Selling, general and administrative expense	4.1	16.0%	6.3	13.9%	(2.2)
Impairment of goodwill and long-lived assets	-	0.0%	81.6	179.7%	(81.6)
Restructuring and other (income) expense	0.4	1.6%	(0.3)	-0.7%	0.7

Operating loss	$(4.1)	-16.0%	$(85.8)	-189.0%	$81.7

Material cost	$12.3		$20.8		$(8.5)

Net sales and operating highlights were as follows:

•	Net sales decreased $19.8 million from the comparable period in the prior year due to declines in market demand and the September 2015 closure of the Florence, South Carolina facility.

•

Operating loss improved $81.7 million to $4.1 million, primarily due to lower impairment and restructuring charges. Excluding the impact of impairment and restructuring charges, the operating loss improved $0.8 million as a result of lower SG&A expense, partially offset by a decrease in gross margin.

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category, including costs associated with our captive insurance company. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended
(In millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$1.7	100.0%	$10.6	100.0%	$(8.9)
Cost of goods sold	1.9	111.8%	11.9	112.3%	(10.0)

Gross margin	(0.2)	-11.8%	(1.3)	-12.3%	1.1
Selling, general and administrative expense	0.7	41.2%	-	0.0%	0.7
Restructuring and other expense	0.2	11.8%	-	0.0%	0.2

Operating loss	$(1.1)	-64.7%	$(1.3)	-12.3%	$0.2

Net sales and operating highlights were as follows:

•	Net sales decreased $8.9 million from the comparable period in the prior year on lower volume in Construction Services, which the Company is exiting.

•	Operating loss of $1.1 million in the current period was driven primarily by losses within Construction Services.

Nine Months Year-to-Date - Fiscal 2016 Compared to Fiscal 2015

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended
(Dollars in millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$2,105.0	100.0%	$2,538.2	100.0%	$(433.2)
Cost of goods sold	1,786.9	84.9%	2,185.0	86.1%	(398.1)

Gross margin	318.1	15.1%	353.2	13.9%	(35.1)
Selling, general and administrative expense	218.8	10.4%	219.3	8.6%	(0.5)
Impairment of goodwill and long-lived assets	26.0	1.2%	97.8	3.9%	(71.8)
Restructuring and other expense	5.3	0.3%	2.8	0.1%	2.5

Operating income	68.0	3.2%	33.3	1.3%	34.7
Miscellaneous income, net	3.7	0.2%	1.8	0.1%	1.9
Interest expense	(23.5)	-1.1%	(27.6)	-1.1%	(4.1)
Equity in net income of unconsolidated affiliates (1)	80.8	3.8%	69.0	2.7%	11.8
Income tax expense	(35.1)	-1.7%	(19.5)	-0.8%	15.6

Net earnings	93.9	4.5%	57.0	2.2%	36.9
Net earnings attributable to noncontrolling interests	9.7	0.5%	9.1	0.4%	0.6

Net earnings attributable to controlling interest	$84.2	4.0%	$47.9	1.9%	$36.3

(1) Equity income by unconsolidated affiliate
WAVE	$59.8		$54.3		$5.5
ClarkDietrich	10.3		2.4		7.9
Serviacero	2.9		3.3		(0.4)
ArtiFlex	7.2		6.0		1.2
WSP	1.7		2.5		(0.8)
Other	(1.1)		0.5		(1.6)

Total	$80.8		$69.0		$11.8

Net earnings attributable to controlling interest for the nine months ended February 29, 2016 increased $36.3 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales decreased $433.2 million from the comparable period in the prior year. The decrease was driven by lower average selling prices in Steel Processing due to a decline in the market price of steel combined with lower volume in all business segments and an unfavorable change in product mix in Engineered Cabs.

•	Gross margin decreased $35.1 million from the comparable period in the prior year on lower volume and higher inventory holding losses in Steel Processing.

•	SG&A expense decreased $0.5 million from the comparable period in the prior year on lower profit sharing and bonus expense, which partially offset the impact of acquisitions.

•

Impairment charges in the current year period of $26.0 million consisted of $23.0 million related to the impairment of certain long-lived assets in our Oil & Gas Equipment business and $3.0 million related to the September 30, 2015 closure of the Engineered Cabs facility in Florence, South Carolina. Impairment charges in the prior year period related primarily to the impairment of goodwill and other long-lived assets in Engineered Cabs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Goodwill and Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring and other expense of $5.3 million in the current period consisted of $6.2 million in net restructuring charges related to the ongoing closure of PSM, $1.5 million of employee severance related to workforce reduction in Oil & Gas Equipment and $3.1 million of facility exit costs related to the closure of the Florence, South Carolina facility in Engineered Cabs. A net gain of $6.1 million on asset disposals partially offset the impact of these items. The net gain was related primarily to the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility ($3.0 million), the sale of the

Worthington Nitin Cylinders joint venture in India ($1.9 million), and the sale of real estate in our legacy metal framing business ($1.5 million). For additional financial information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

Interest expense of $23.5 million was $4.1 million lower than the comparable period in the prior year. The decrease was driven by lower average debt levels as a result of a decrease in working capital requirements due to the lower market price of steel.

•

Equity income increased $11.8 million over the prior year period to $80.8 million on net sales of $1.2 billion. The equity portion of income from WAVE, ClarkDietrich and ArtiFlex exceeded the prior year period by $5.5 million, $7.9 million and $1.2 million, respectively. These increases were partially offset by $1.7 million of product development expenses related to the Alternative Fuels business. For additional financial information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $15.6 million from the comparable period in the prior year due to higher earnings resulting primarily from the impact of prior year impairment charges recorded in Engineered Cabs. The increase in tax expense was partially offset by the impact of impairment charges recorded in the current year. Tax expense of $35.1 million for the nine months was calculated using an estimated annual effective rate of 30.1% versus 30.9% in the prior year comparable period. See “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Nine Months Ended
(Dollars in millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$1,377.6	100.0%	$1,605.8	100.0%	$(228.2)
Cost of goods sold	1,206.4	87.6%	1,427.2	88.9%	(220.8)

Gross margin	171.2	12.4%	178.6	11.1%	(7.4)
Selling, general and administrative expense	95.8	7.0%	89.5	5.6%	6.3
Impairment of long-lived assets	-	0.0%	3.1	0.2%	(3.1)
Restructuring and other (income) expense	3.8	0.3%	(0.1)	0.0%	3.9

Operating income	$71.6	5.2%	$86.1	5.4%	$(14.5)

Material cost	$955.2		$1,171.2		$(216.0)
Tons shipped (in thousands)	2,495		2,635		(140)

Net sales and operating highlights were as follows:

•

Net sales decreased $228.2 million from the comparable period in the prior year as declining steel prices led to lower average selling prices, which reduced net sales by $200.0 million. Volume also declined in the current period reducing net sales by an additional $28.2 million as lower tolling volume more than offset contributions from the recent acquisition of the net assets of Rome Strip Steel. The mix of direct versus toll tons processed was 61% to 39% compared to 58% to 42% in the comparable period of fiscal 2015.

•

Operating income decreased $14.5 million from the comparable period in the prior year due primarily to the combined impact of lower volume and the unfavorable impact of higher inventory holding losses, partially offset by an improved pricing spread as a result of improved inventory management and some mark-to-market gains on several non-designated steel hedges compared to losses in the prior year. Higher SG&A expense, driven by the impact of acquisitions and higher profit sharing and bonus expense, combined with current period restructuring activities partially offset the overall increase in operating income. Restructuring and other expense in the current period consisted primarily of costs related to the ongoing closure of PSM ($6.2 million), which were partially offset by a net gain related to the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility ($3.0 million). The $3.1 million impairment charge in the prior year period related to the ongoing closure of the PSM facility.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Nine Months Ended
(Dollars in millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$626.3	100.0%	$749.8	100.0%	$(123.5)
Cost of goods sold	482.0	77.0%	585.4	78.1%	(103.4)

Gross margin	144.3	23.0%	164.4	21.9%	(20.1)
Selling, general and administrative expense	106.1	16.9%	104.1	13.9%	2.0
Impairment of long-lived assets	23.0	3.7%	9.6	1.3%	13.4
Restructuring and other expense (income)	(0.3)	0.0%	2.9	0.4%	(3.2)

Operating income	$15.5	2.5%	$47.8	6.4%	$(32.3)

Material cost	$269.4		$351.5		$(82.1)

Net sales by principal class of products:
Consumer Products	$155.5		$160.8		$(5.3)
Industrial Products*	303.2		299.7		3.5
Mississippi*	-		21.7		(21.7)
Alternative Fuels	71.1		68.3		2.8
Oil & Gas Equipment	75.1		184.5		(109.4)
Cryogenics	21.4		14.8		6.6

Total Pressure Cylinders	$626.3		$749.8		$(123.5)

Units shipped by principal class of products:
Consumer Products	32,979,643		35,413,635		(2,433,992)
Industrial Products*	19,489,175		18,905,475		583,700
Mississippi*	-		4,385,065		(4,385,065)
Alternative Fuels	295,200		316,849		(21,649)
Oil & Gas Equipment	3,004		8,529		(5,525)
Cryogenics	4,234		443		3,791

Total Pressure Cylinders	52,771,256		59,029,996		(6,258,740)

*

Mississippi, an industrial gas facility, was sold in May 2015. It has been broken out so as not to distort the Industrial Products comparisons as the products previously produced at the Mississippi facility have been discontinued.

Net sales and operating highlights were as follows:

•

Net sales decreased $123.5 million from the comparable period in the prior year on lower volume, particularly in the Oil & Gas Equipment business where volumes decreased 65%. Volumes in the current period were also negatively impacted by the May 2015 disposition of our high-pressure cylinders business in Mississippi, which generated sales of $21.7 million in the comparable period in the prior year.

•

Operating income decreased $32.3 million from the comparable period in the prior year as declines in Oil & Gas Equipment more than offset improvements in the Industrial Products and Consumer Products businesses resulting from lower manufacturing costs and an improved product mix. Impairment charges in the current period related to the partial write-off of certain long-lived assets in the Oil & Gas Equipment business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Nine Months Ended
(In millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$92.9	100.0%	$146.5	100.0%	$(53.6)
Cost of goods sold	90.2	97.1%	136.1	92.9%	(45.9)

Gross margin	2.7	2.9%	10.4	7.1%	(7.7)
Selling, general and administrative expense	14.2	15.3%	20.2	13.8%	(6.0)
Impairment of goodwill and long-lived assets	3.0	3.2%	84.0	57.3%	(81.0)
Restructuring and other (income) expense	3.1	3.3%	(0.3)	-0.2%	3.4

Operating loss	$(17.6)	-18.9%	$(93.5)	-63.8%	$75.9

Material cost	$43.7		$66.5		$(22.8)

Net sales and operating highlights were as follows:

•

Net sales decreased $53.6 million over the comparable period in the prior year due to declines in market demand in most lines of business combined with the impact of the January 2015 sale of the assets of Advanced Component Technologies, Inc and the September 2015 closure of the Florence, South Carolina facility.

•

Operating loss improved $75.9 million to $17.6 million due to the combined impact of lower impairment and restructuring charges. Impairment and restructuring charges totaled $6.1 million in the current period and related to the closure of the Florence, South Carolina facility. Excluding the impact of impairment and restructuring charges, the operating loss increased $1.7 million as a result of an unfavorable change in product mix.

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category, including costs associated with our captive insurance company. The following table presents a summary of operating results for the Other category for the periods indicated:

	Nine Months Ended
(In millions)	Feb 29, 2016	% of Net sales	Feb 28, 2015	% of Net sales	Increase/ (Decrease)
Net sales	$8.2	100.0%	$36.1	100.0%	$(27.9)
Cost of goods sold	8.3	101.2%	36.2	100.3%	(27.9)

Gross margin	(0.1)	-1.2%	(0.1)	-0.3%	-
Selling, general and administrative expense	2.5	30.5%	5.6	15.5%	(3.1)
Impairment of long-lived assets	-	0.0%	1.2	3.3%	(1.2)
Restructuring and other expense (income)	(1.2)	-14.6%	0.2	0.6%	(1.4)

Operating loss	$(1.4)	-17.1%	$(7.1)	-19.7%	$5.7

Net sales and operating highlights were as follows:

•	Net sales decreased $27.9 million from the comparable period in the prior year on lower volume in Construction Services, which the Company is exiting.

•	Operating loss of $1.4 million in the current period was driven primarily by losses within Construction Services.

Liquidity and Capital Resources

During the nine months ended February 29, 2016, we generated $294.2 million of cash from operating activities, invested $75.5 million in property, plant and equipment, spent $34.2 million on acquisitions and paid dividends of $35.5 million on our common shares. Additionally, we paid $99.8 million to repurchase 3,500,000 of our common shares. The following table summarizes our consolidated cash flows for the nine months ended February 29, 2016 and February 28, 2015:

	Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015
Net cash provided by operating activities	$294.2	$139.7
Net cash used by investing activities	(105.4)	(190.5)
Net cash used by financing activities	(194.5)	(96.8)

Decrease in cash and cash equivalents	(5.7)	(147.6)
Cash and cash equivalents at beginning of period	31.1	190.1

Cash and cash equivalents at end of period	$25.4	$42.5

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. We also believe that we have adequate access to the financial markets to allow us to be in a position to sell long-term debt or equity securities. However, uncertainty and volatility in the financial markets may impact our ability to access capital and the terms under which we can do so.

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

Net cash provided by operating activities was $294.2 million during the nine months ended February 29, 2016 compared to $139.7 million in the comparable period of fiscal 2015. The increase was driven primarily by declining working capital levels as a result of lower steel prices.

Investing Activities

Net cash used by investing activities was $105.4 million during the nine months ended February 29, 2016 compared to $190.5 million in the prior year period. The decrease from the prior year period was driven primarily by lower acquisition activity in the current year. During the nine months ended February 29, 2016, we spent a combined $34.2 million, net of cash acquired, for the net assets of the CryoScience business of Taylor Wharton and the net assets of NetBraze, LLC. Comparatively, during the nine months ended February 28, 2015, we spent a combined $105.5 million, net of cash acquired, for the net assets of Rome Strip Steel, Midstream Equipment Fabrication, LLC and James Russell Engineering Works, Inc. and our 79.59% interest in dHybrid Systems, LLC. We also made capital expenditures of $75.5 million and received $9.9 million in proceeds from asset sales during the first nine months of fiscal 2016.

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

Financing Activities

Net cash used by financing activities was $194.5 million during the nine months ended February 29, 2016 compared to $96.8 million in the comparable prior year period. During the first nine months of fiscal 2016, we paid $99.8 million to repurchase 3,500,000 of our common shares, reduced short-term borrowings by $57.7 million, and paid dividends of $35.5 million on our common shares.

As of February 29, 2016, we were in compliance with our short-term and long-term debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at February 29, 2016 were unchanged from those reported as of May 31, 2015.

Common shares - The Board declared a quarterly dividend of $0.19 per common share during the first, second and third quarters of fiscal 2016 compared to $0.18 per common share during the comparable periods of fiscal 2015. Dividends paid on our common shares totaled $35.5 million and $34.8 million during the nine months ended February 29, 2016 and February 28, 2015, respectively. On March 22, 2016, the Board declared a quarterly dividend of $0.19 per common share payable on June 29, 2016 to shareholders of record on June 15, 2016.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. A total of 5,953,855 common shares have been repurchased under this authorization, including 3,500,000 during the first nine months of fiscal 2016, leaving 4,046,145 common shares available for repurchase.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 29, 2016, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $10.8 million at February 29, 2016. We have also guaranteed the repayment of a $0.4 million term loan held by ArtiFlex, an unconsolidated joint venture. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to these guarantees and determined that the fair value of our obligation under each guarantee based on those likely outcomes is not material.

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

In April 2015, amended accounting guidance was issued to simplify the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. For public business entities, the amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early application is permitted for financial statements that have not been issued. The revised guidance is to be applied on a retrospective basis, and entities are to comply with the applicable disclosures for a change in an accounting principle accordingly. The adoption of this guidance will not have a significant impact on our consolidated financial position and results of operations.

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

In February 2016, amended accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP. Among other changes, the amended guidance requires that lease assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

We review the carrying value of our long-lived assets, including intangible assets with definite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

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

Fiscal 2016: Due to the decline in oil prices and resulting reduced demand for products, management determined that an impairment indicator was present for the long-lived assets in the Oil & Gas Equipment business within Pressure Cylinders. The Company had tested the five asset groups in its Oil & Gas Equipment business for impairment during the fourth quarter of fiscal 2015 and again in the first quarter of fiscal 2016. In each of these tests, the Company’s estimate of the undiscounted future cash flows for each asset group indicated that the carrying amounts were expected to be recovered as of those measurement dates.

During the second quarter of fiscal 2016, the continued decline of oil prices further reduced the demand for Oil & Gas Equipment products, causing a significant decrease in the long-term cash flow projections of that business. Based on these revised cash flow projections, the Company determined that long-lived assets of two of the facilities with a combined carrying amount of $59.9 million were impaired and wrote them down to their estimated fair value of $36.9 million, resulting in an impairment charge of $22.7 million. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standard Codification (“ASC”) 820. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections, or 13%. Because of deteriorating market conditions (i.e., rising interest rates and declining marketplace demand), it is reasonably possible that our estimate of discounted cash flows may change resulting in the need to adjust our determination of fair value.

As a result of the impairment of the Oil & Gas Equipment assets noted above, the Company also performed an impairment review of the goodwill of the Pressure Cylinders reporting unit during the second quarter of fiscal 2016. The Company first assessed the reporting unit structure and determined that it was no longer appropriate to aggregate the Oil & Gas Equipment component with the rest of the Pressure Cylinders for purposes of goodwill impairment testing. This determination was driven by changes in the economic characteristics of the Oil & Gas Equipment business as a result of sustained low oil prices, which now indicate that the risk profile and prospects for growth and profitability of the Oil & Gas Equipment component are no longer similar to the other components of our Pressure Cylinders businesses. In accordance with the applicable accounting guidance, the Company allocated a portion of Pressure Cylinders goodwill totaling $26.0 million to the Oil & Gas Equipment reporting unit using a relative fair value approach. A subsequent comparison of the fair values of the Oil & Gas Equipment and Pressure Cylinders reporting units, determined using discounted cash flows, to their respective carrying values indicated that a step 2 calculation to quantify a potential impairment was not required. The key assumptions that drive the fair value calculations are projected cash flows and the discount rate. Prior to the allocation of goodwill, the Company tested the goodwill of the old Pressure Cylinders reporting unit for impairment and determined that fair value exceeded carrying value by a significant amount.

During the first quarter of fiscal 2016, management finalized its plan to close the Engineered Cabs facility in Florence, South Carolina and transfer the majority of the business to the Engineered Cabs facility in Greeneville, Tennessee. Under the plan, certain machinery and equipment was transferred to the Greeneville facility to support higher volume requirements. Management reevaluated the recoverability of the remaining assets and determined that long-lived assets with a carrying value of $4.1 million were impaired. As a result, these long-lived assets were written down to their estimated fair value of $1.1 million resulting in an impairment charge of $3.0 million during the first quarter of fiscal 2016. The Company ceased production at the Florence facility on September 30, 2015.

Fiscal 2015: During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs reporting unit was necessary. This conclusion was based on certain indicators of impairment, including the decision to close the Company’s Engineered Cabs’ facility in Florence, South Carolina and significant downward revisions to forecasted cash flows as a result of continued weakness in the mining and agricultural end markets and higher than expected manufacturing costs.

Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs reporting unit for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sums of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence, South Carolina facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values, resulting in impairment charges of $22.4 million for the customer relationship intangible asset and $14.3 million for the property, plant and equipment of the Florence asset group during the third quarter of fiscal 2015. As noted above, an additional impairment charge related to the Florence asset group was later recognized during the nine months ended February 29, 2016.

As noted above, the Company determined that indicators of potential impairment existed to require an interim goodwill analysis of the Engineered Cabs reporting unit. A comparison of the fair value of the Engineered Cabs reporting unit, determined using discounted cash flows, to its carrying value indicated that a step 2 calculation to quantify the potential impairment was required. After a subsequent review of the fair value of the net assets of Engineered Cabs, it was determined that the implied fair value of goodwill was $0 and, accordingly, the entire $44.9 million goodwill balance was written-off during the third quarter of fiscal 2015. The key assumptions used in the fair value calculations were projected cash flows and the discount rate.

During the second quarter of fiscal 2015, management committed to a plan to sell the assets of the Advanced Component Technologies, Inc. business within Engineered Cabs. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2.4 million. During the third quarter of fiscal 2015, the Company completed the sale of these assets and recognized a gain of $0.3 million.

Also during the second quarter of fiscal 2015, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, and at the Company’s military construction business due to current and projected operating losses. Recoverability of the identified asset groups was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of the undiscounted future cash flows was less than the net book value of the asset groups. In accordance with the applicable accounting guidance, the net assets were written down to their fair values, resulting in impairment charges of $3.2 million and $1.2 million, respectively.

During the fourth quarter of fiscal 2014, the Company committed to a plan to sell its 60% ownership interest in Worthington Nitin Cylinders, a consolidated joint venture in India, and PSM, a stainless steel business. Accordingly, at May 31, 2014, the net assets of these businesses were recorded as assets held for sale at the lower of their fair values or net book values, less selling costs. During the first half of fiscal 2015, changes in facts and circumstances related to these businesses indicated that the Company needed to reassess the fair value of these assets. As a result, additional impairment charges of $6.3 million and $3.1 million, respectively, were recorded.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 29, 2016). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended August 31, 2015, the Company implemented a new enterprise performance management system. This system was implemented to increase the overall efficiency of the consolidation and financial reporting processes and not in response to any deficiency or material weakness in internal control over financial reporting. While the Company has not completed the testing of the operating effectiveness of all key controls in the new system, we believe that effective internal control over financial reporting was maintained during and after the conversion. There were no other changes that occurred during the periods covered by this Quarterly Report on Form 10-Q (the three-month and nine-month periods ended February 29, 2016) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 29, 2016:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1-31, 2015 (2)	4,471	$29.44	-	5,046,145
January 1-31, 2016 (2)	761,140	$28.00	750,000	4,296,145
February 1-29, 2016	250,000	$29.51	250,000	4,046,145

Total	1,015,611	$28.38	1,000,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 25, 2014, Worthington Industries, Inc. announced that the Board authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 4,046,145 common shares were available under this repurchase authorization at February 29, 2016.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 15,611 common shares surrendered by employees in December 2015 and January 2016 to satisfy tax withholding obligations upon exercise of stock options. These common shares were not counted against the share repurchase authorization in effect throughout the third quarter of fiscal 2016 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 29, 2016 and May 31, 2015;
(ii)	Consolidated Statements of Earnings for the three months and nine months ended February 29, 2016 and February 28, 2015;
(iii)	Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended February 29, 2016 and February 28, 2015;
(iv)	Consolidated Statements of Cash Flows for the three months and nine months ended February 29, 2016 and February 28, 2015; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 11, 2016	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at February 29, 2016 and May 31, 2015;

(ii)	Consolidated Statements of Earnings for the three months and nine months ended February 29, 2016 and February 28, 2015;

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended February 29, 2016 and February 28, 2015;

(iv)	Consolidated Statements of Cash Flows for the three months and nine months ended February 29, 2016 and February 28, 2015; and

(v)	Notes to Consolidated Financial Statements.