Form 10-K
period 2016-05-31
WORTHINGTON INDUSTRIES INC
filed 2016-08-01
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Large accelerated filer  ☑       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller reporting company  ☐

                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No  ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,347,090,363. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 22, 2016, the number of Common Shares issued and outstanding was 63,880,868.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 29, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•	outlook, strategy or business plans;
•	the ability to correct performance issues at operations;
•	future or expected growth, forward momentum, performance, sales, volumes, cash flows, earnings, balance sheet strengths, debt, financial condition or other financial measures;
•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	expected benefits from Transformation efforts;
•	anticipated capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•	projected profitability potential, capacity, and working capital needs;
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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and global economic conditions generally and within major product markets, including a recurrent slowing economy;
•	the effect of conditions in national and worldwide financial markets;
•	lower oil prices as a factor in demand for products;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, oil and gas, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;

ii

•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from Transformation initiatives, on a timely basis;
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

Segments

As of May 31, 2016, we, together with our unconsolidated affiliates, operated 82 manufacturing facilities in 24 states and 11 countries. A total of 31 of these facilities are operated by wholly-owned and consolidated subsidiaries of the Company. The remaining facilities are operated by our consolidated and unconsolidated joint ventures.

Our operations are managed principally on a products and services basis and are comprised of three primary operating segments which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. The Steel Processing operating segment consists of the Worthington Steel business unit (“Worthington Steel”) which operates 23 manufacturing facilities; Worthington Steelpac Systems, LLC (“SteelPac”), which designs and manufactures recyclable steel packaging solutions for the movement of products; and three consolidated joint ventures: Spartan Steel Coating, LLC (“Spartan”), which operates a cold-rolled hot dipped galvanizing line in Monroe, Michigan; TWB Company, L.L.C. (“TWB”), which operates a laser welded blank business headquartered in Monroe, Michigan; and Worthington Specialty Processing (“WSP”), which processes wide-sheet steel for the auto industry and operates three facilities in Michigan. The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”) which operates 21 manufacturing facilities; and two consolidated joint ventures: Turkey-based Worthington Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas,”), a manufacturer of cryogenic pressure vessels for LNG and other gas storage applications; and Utah-based dHybrid Systems, LLC (“dHybrid”), a manufacturer of CNG fuel systems primarily for heavy duty, refuse and other trucks. The Engineered Cabs operating segment consists of the Worthington Industries Engineered Cabs business unit (“Engineered Cabs”), which operates two manufacturing facilities.

Our remaining operating segments include Construction Services and Worthington Energy Innovations (“WEI”), which are disclosed in the Other category for segment reporting purposes, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category as is activity related to the wind down of Construction Services.

We hold equity positions in 12 active joint ventures, which are further discussed in the Joint Ventures section below. Of these, six are consolidated with their operating results reported within our reportable business segments as follows: Spartan, TWB, and WSP in Steel Processing; dHybrid and Worthington Aritas in Pressure Cylinders; and WEI in Other.

During the fiscal year ended May 31, 2016 (“fiscal 2016”), the Steel Processing, Pressure Cylinders and Engineered Cabs operating segments served approximately 1,000, 4,300, and 75 customers, respectively, located primarily in the United States. Foreign operations accounted for approximately 8% of consolidated net sales during fiscal 2016 and were comprised primarily of sales to customers in Europe. No single customer accounted for over 10% of consolidated net sales in fiscal 2016.

Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Segment Data” of this Annual Report on Form 10-K for a full description of our reportable business segments.

Recent Developments

On December 7, 2015, the Company completed the acquisition of the global CryoScience business of Taylor Wharton, including a manufacturing facility in Theodore, Alabama, for $30.6 million. The asset purchase was made pursuant to the Chapter 11 bankruptcy proceedings of Taylor Wharton. The acquired net assets became part of the Pressure Cylinders operating segment upon closing.

On January 15, 2016, the Company acquired the net assets of NetBraze, LLC, a manufacturer of brazing alloys, silver brazing filler metals, solders and fluxes, for $3.4 million. The acquired net assets became part of the Pressure Cylinders operating segment upon closing.

As of March 1, 2016, the Company reached an agreement with United States Steel Corporation (“U. S. Steel”), its partner in the WSP joint venture, whereby the Company appoints a majority of the WSP Board of Directors, giving the Company effective control over the operations of WSP. As a result, we began consolidating the results of WSP within the financial results of Steel Processing beginning March 1, 2016. The ownership percentages in WSP remained unchanged at 51% Worthington and 49% U.S. Steel.

Steel Processing

Our Steel Processing operating segment consists of the Worthington Steel business unit, which includes SteelPac and our consolidated joint ventures, Spartan, TWB and for the last quarter of fiscal 2016, WSP. For fiscal 2016, fiscal 2015 and fiscal 2014, the percentage of consolidated net sales generated by Steel Processing was approximately 65%, 63%, and 62%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

The Steel Processing operating segment, including Spartan, TWB, and WSP, operates 23 manufacturing facilities located in Ohio (5), Michigan (5), Mexico (4), Alabama (2), Indiana (2), Tennessee (2), Kentucky (1), New York (1), and Canada (1).

Our Steel Processing operating segment serves approximately 1,000 customers, principally in the automotive, aerospace, agricultural, appliance, construction, container, hardware, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment markets. The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. For fiscal 2016, Steel Processing’s top three customers represented approximately 33% of the operating segment’s total net sales.

Our Steel Processing operating segment buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•	cold reducing, which achieves close tolerances of thickness;

•	configured blanking, which mechanically stamps steel into specific shapes;

•	coil fed laser blanking, which uses lasers to cut coils of steel, aluminum and other metals into specific shapes;

•	cutting-to-length, which cuts coils into sheets of exact length;

•	dry-lube, the process of coating steel with a dry, soap-based lubricant;

•	hot-dipped galvanizing, which coats steel with zinc and zinc alloys through a hot-dip process;

•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;

•	laser welding, which joins steel or aluminum blanks and coils with different thicknesses, coatings or material strength;

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;

•	slitting, which cuts steel coils or steel sheets to specific widths;

•	oscillate slitting, a slitting process that spools together several narrow coils welded end-to-end into one larger coil;

•	temper rolling, which is the process of light cold-rolling steel;

•	tension leveling, a method of applying pressure to achieve precise flatness tolerances; and

•	non-metallic coating, including acrylic and paint coating.

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

On July 31, 2013, we purchased an additional 10% interest in TWB, increasing our ownership to a 55% controlling interest. As a result, TWB’s results have been consolidated within Steel Processing since the acquisition date. TWB operates four facilities in the United States – one facility in each of Kentucky and Michigan and two facilities in Tennessee – one facility in Canada and four facilities in Mexico.

During the first quarter of fiscal 2014, we made certain organizational changes impacting the internal reporting and management structure of SteelPac. As a result of these organizational changes, management responsibilities and internal reporting were realigned under Steel Processing. SteelPac designs and manufactures reusable custom steel platforms, racks and pallets for supporting, protecting and handling products throughout the shipping process for customers in industries such as automotive, lawn and garden and recreational vehicles. SteelPac operates one facility in Indiana.

As of March 1, 2016, the Company reached an agreement with U.S. Steel, its partner in the WSP joint venture, whereby the Company appoints a majority of the WSP Board of Directors, giving the Company effective control over the operations of WSP. As a result, we began consolidating the results of WSP within the financial results of our Steel Processing operating segment as of March 1, 2016. The ownership percentages in WSP remained unchanged at 51% Worthington and 49% U.S. Steel.

Pressure Cylinders

The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and two consolidated joint ventures: Worthington Aritas, a Turkish manufacturer of cryogenic pressure vessels for LNG and other gas storage applications; and dHybrid, which manufactures CNG fuel systems primarily for heavy duty, refuse and other trucks out of a facility in Salt Lake City, Utah. The percentage of consolidated net sales generated by Pressure Cylinders was approximately 30% in each of fiscal 2016, fiscal 2015 and fiscal 2014.

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

•

Alternative Fuels: This market sector includes composite and steel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks, and to hold propane/autogas for automobiles and light- and medium-duty trucks, as well as CNG fuel systems for heavy duty, refuse and other trucks.

•

Oil & Gas Equipment: This market sector includes steel and fiberglass storage tanks, separation equipment, controls and other products primarily used in the energy markets, including oil and gas and nuclear. This sector also includes hoists and other marine products which are used principally in shipyard lift systems. It also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial and agricultural end markets.

•

Cryogenics: This market sector includes cryogenic equipment, systems and services for handling liquid gases. Key product segments include LNG systems for marine and mining applications, liquid nitrogen storage freezers and shipping containers for organic specimens in healthcare markets, and tanks, trailers, and regasification plants for liquefied nitrogen, oxygen, argon, hydrogen, and natural gas.

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment serves approximately 4,300 customers. No single customer represented greater than 10% of net sales for the Pressure Cylinders operating segment during fiscal 2016.

The Pressure Cylinders operating segment, including the Worthington Aritas and dHybrid consolidated joint ventures, operates 21 manufacturing facilities located in Alabama, California, Kansas (2), Massachusetts, North Carolina, North Dakota, Ohio (6), Oklahoma, Utah, Wisconsin, Austria, Poland (2), Portugal and Turkey.

For sales in the United States and Canada, high-pressure and low-pressure cylinders are primarily manufactured in accordance with United States Department of Transportation and Transport Canada specifications. Outside the United States and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards. Other products are produced to applicable industry standards including, as applicable, those standards issued by the American Petroleum Institute, ASME and UL.

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

Engineered Cabs

The Engineered Cabs operating segment consists of the Worthington Industries Engineered Cabs business unit. For fiscal 2016, fiscal 2015 and fiscal 2014, the percentage of consolidated net sales generated by Engineered Cabs was approximately 4%, 6%, and 7%, respectively.

Engineered Cabs is headquartered in Columbus, Ohio and operates two primary manufacturing facilities, one in each of South Dakota and Tennessee, which are located near key assembly locations of original equipment manufacturers. The Company closed its facility in Florence, South Carolina on September 30, 2015. The majority of the Florence, South Carolina business was moved to the facility in Greeneville, Tennessee.

Engineered Cabs is a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications for heavy mobile equipment used primarily in the agricultural, construction, forestry, military and mining industries. Engineered Cabs’ product design, engineering support and broad manufacturing capabilities enable it to produce cabs and structures used in products ranging from small utility equipment to the large earthmovers.

In addition to its engineered cab products, this operating segment has the capability to provide a full suite of complementary products such as machined structural components, complex and painted weldments, engine doors, boom components and complete frames. Engineered Cabs has the manufacturing capability for steel laser cutting, steel bending and forming, roll-form tube curving and bending, machining, welding – robotic and manual, automated steel product cleaning and E-coating, top coat painting and assembly.

Engineered Cabs produces products for over 150 different equipment platforms for approximately 75 customers. For fiscal 2016, Engineered Cabs’ top three customers represented approximately 73% of the operating segment’s total net sales. Its production levels can range from small and medium production volumes through high volume productions.

Engineered Cabs competes with a limited number of non-captive producers of engineered cabs in the United States, although there are numerous other suppliers who can perform various functions supplied by the Company. Some customers can also produce operator cabs in-house. The Company’s competitive strengths include design and engineering capabilities as well as broad manufacturing capabilities, often providing a fully-integrated complete cab at a more effective cost than customers can produce in-house. Competitive drivers are related to price, quality, delivery and service.

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

Construction Services.    The Company is in the process of winding down this business, which involved the supply and construction of single family housing, with a focus on military housing.

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

Financial Information About Geographic Areas

For fiscal 2016, our foreign operations represented 8% of consolidated net sales, 10% of net earnings attributable to controlling interest and 14% of consolidated net assets. During fiscal 2016, fiscal 2015 and fiscal 2014, we had consolidated operations in Austria, Canada, India (through December 2015), Mexico (beginning July 2013), Poland, Portugal, Turkey (beginning January 2014) and the United States. During these same three fiscal years, our unconsolidated joint ventures had operations in China, France, Mexico, Spain

(through December 2013), the United Kingdom and the United States. Summary information about our foreign operations, including net sales and fixed assets by geographic region, is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” and “Note N – Segment Data” of this Annual Report on Form 10-K.

Suppliers

The primary raw material purchased by Worthington is steel. We purchase steel in large quantities at regular intervals from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. During fiscal 2016, we purchased approximately 1.8 million tons of steel (84% hot-rolled, 12% cold-rolled and 4% galvanized) on a consolidated basis.

In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders. The Pressure Cylinders and Engineering Cabs operating segments purchase steel to meet production schedules. For certain raw materials, there are more limited suppliers – for example, helium and zinc, which are generally purchased at market prices. Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2016, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Corporation; ArcelorMittal; Essar Steel Algoma Inc.; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc.; and U.S. Steel. Major suppliers of aluminum to the Pressure Cylinders operating segment in fiscal 2016 were, in alphabetical order: Alcoa; DK Tech Co; and Sapa Group. Major suppliers of zinc to the Steel Processing operating segment were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Glencore Ltd; and Teck Cominco Limited. Approximately 32.1 million pounds of zinc were purchased in fiscal 2016. We believe our supplier relationships are good.

Technical Services

We employ a staff of engineers and other technical personnel, and we maintain fully equipped laboratories to support operations. These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products. Technical Service personnel also work in conjunction with the sales force to specify components and materials required to fulfill customer needs. Engineers at Engineered Cabs design cabs and cab manufacturing processes according to applicable industry standards. To provide these services, we maintain a continuing program of developmental engineering with respect to product characteristics and product performance under applicable operating conditions. Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the United States Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO), ASTM, and other customer and industry specific requirements. An IASI (International Accreditations Service, Incorporated) accredited product material testing laboratory supports some of these efforts.

Seasonality and Backlog

Sales are generally strongest in the fourth quarter of our fiscal year as our operating segments are generally operating at seasonal peaks. Historically, sales have generally been weaker in the third quarter of our fiscal year, primarily due to reduced activity in the building and construction industry as a result of inclement weather, as well as customer plant shutdowns, particularly in the automotive industry, due to holidays. We do not believe backlog is a significant indicator of our business.

Employees

As of May 31, 2016, we had approximately 10,000 employees, including those employed by our unconsolidated joint ventures. Approximately 8% of our consolidated labor force is represented by collective bargaining units. Worthington believes it has good relationships with its employees, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, we participate in six consolidated and six unconsolidated joint ventures.

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

•

dHybrid is a 79.59%-owned consolidated joint venture with M&M Residual, LLC that manufactures CNG fuel systems for heavy duty, refuse and other trucks out of a facility in Salt Lake City, Utah. dHybrid’s financial results are consolidated within Pressure Cylinders.

•

Spartan is a 52%-owned consolidated joint venture with AK Steel Corporation, located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry. Spartan’s financial results are consolidated within Steel Processing.

•

TWB is a 55%-owned consolidated joint venture with a subsidiary of WISCO International Tailored Blanks GmbH (“WISCO”). It is a leading North American supplier of laser welded blanks, laser welded coils and other laser welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars. TWB operates facilities in Monroe, Michigan; Glasgow, Kentucky; and Antioch and Smyrna, Tennessee as well as in Puebla, Ramos Arizpe (Saltillo), Hermosillo and Silao, Mexico; and Cambridge, Ontario, Canada. TWB’s financial results have been consolidated within Steel Processing since July 31, 2013, when we increased our ownership interest from 45% to 55%. For periods prior to the acquisition date, our portion of the equity in the net income of TWB was included within equity in the net income of unconsolidated affiliates.

•

WEI is a 75%-owned consolidated joint venture with Thomas E. Kiser (20%) and Stonehenge Structured Finance Partners, LLC (5%) (together referred to as “WEI Partners”), with offices in Fremont and Columbus, Ohio. WEI is an Energy Services Company that develops cost-effective energy solutions for entities in North America and Asia. Once these solutions are implemented, WEI monitors, verifies and guarantees these energy saving solutions. WEI’s financial results are reported within the Other category for segment reporting purposes.

•

Worthington Aritas is a 75%-owned consolidated joint venture based in Istanbul, Turkey. Worthington Aritas manufactures cryogenic tanks for LNG and other gas storage applications. Its financial results have been consolidated within Pressure Cylinders since January 24, 2014.

•

WSP, a 51%-owned joint venture with a subsidiary of U. S. Steel, operates three steel processing facilities located in Canton, Jackson and Taylor, Michigan, which are managed by Steel Processing. WSP serves primarily as a toll processor for U.S. Steel and others. Its services include slitting, blanking, cutting-to-length, laser blanking, laser welding, tension leveling and warehousing.

Unconsolidated

•

ArtiFlex Manufacturing, LLC (“ArtiFlex”), a 50%-owned joint venture with ITS-H Holdings, LLC, provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. ArtiFlex operates six manufacturing facilities: three in Michigan, two in Ohio and one in Kentucky.

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

•

Samuel Steel Pickling Company (“Samuel”), a 31.25%-owned joint venture with Samuel Manu-Tech Pickling, Inc., operates one steel pickling facility in Twinsburg, Ohio, and another in Cleveland, Ohio. Samuel also performs in-line slitting, side trimming, pickle dry, under winding and the application of dry lube coatings during the pickling process.

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

•

Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of Armstrong World Industries, Inc., is one of the two largest global manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets. It competes with the one other global manufacturer and numerous regional manufacturers. WAVE operates ten facilities in five countries: Santa Fe Springs, California; Alpharetta, Georgia; Aberdeen, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Qingpu, Shanghai, China; Sittingbourne and Team Valley, United Kingdom; Prouvy, France; and Marval, Pune, India.

•

Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd, a 10%-owned unconsolidated joint venture with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc., is based in Pinghu City, Zhejiang, China. The joint venture is constructing a facility to produce cold-rolled strip steel, primarily for the automotive industry, which is scheduled to start production in the first quarter of fiscal 2017.

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

Risks Related to Our Business

General Economic or Industry Downturns and Weakness

Our industries are cyclical and weakness or downturns in the general economy or certain industries could have an adverse effect on our business.    The overall general economic conditions, both domestically and globally, have improved from the lows reached during the recession, but they are not strong. The automotive market has rebounded, and the construction market is improving. However, global economic conditions, particularly in Europe, remain fragile, and the recent referendum by United Kingdom voters to exit the European Union (“Brexit”) could heighten these concerns. The possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, could deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

The automotive and construction industries account for a significant portion of our net sales, and reduced demand from these industries could adversely affect our business.    An overall downturn in the general economy, a disruption in capital and credit markets, high unemployment, reduced consumer confidence or other factors could cause reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. If demand for the products we sell to the automotive, construction or other end markets which we supply were to be reduced, our sales, financial results and cash flows could be negatively affected.

We face intense competition which may cause decreased demand, decreased market share and/or reduced prices for our products and services.    Our businesses operate in industries that are highly competitive and have been subject to increasing consolidation of customers. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our businesses and financial results.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our businesses.    In past years, some customers have experienced and some continue to experience challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in changes within the markets we serve, including plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our businesses. These conditions also increase the risk that our customers may delay or default on their payment obligations to us. Should the general economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our businesses.

If the price of natural gas and/or oil prices remain low or decline further, the demand for products in our oil and gas equipment business could be adversely affected.    Volatility or weakness in oil prices or natural gas prices, or the perception of future price weakness, affects the spending patterns of our customers within the oil and gas equipment business. This has resulted and may continue to result in the drilling of fewer wells and lower production spending on existing wells, lowering demand for our oil and gas equipment products and negatively impacting our results of operations and financial condition.

Volatility in the United States and worldwide capital and credit markets could impact our end markets and result in negative impacts on demand, increased credit and collection risks and other adverse effects on our businesses.    The domestic and worldwide capital and credit markets have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors caused diminished availability of credit and other capital in our end markets, and for participants in, and the customers of, those markets. Although domestic credit markets have largely stabilized from the height of the financial crisis, the effects of the financial crisis continue to present additional risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, stricter lending standards may make it more difficult and costly for some firms to access the credit markets. Further, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facilities. In addition, restricted access to the credit markets could make it difficult, or in some cases, impossible for customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

Inventories

Our businesses could be harmed if we fail to maintain proper inventory levels.    We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders for our Steel Processing operating segment, we anticipate and forecast customer demand for each of our operating segments. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if raw material prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages could result in unfilled orders, negatively impacting our customer relationships and resulting in lost revenues, which could harm our businesses and adversely affect our financial results.

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

Many of our key industries, such as automotive, oil and gas, construction and heavy mobile equipment, are cyclical in nature.    Many of our key industries, such as automotive, oil and gas, construction and heavy mobile equipment, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general United States or worldwide economies and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our businesses.

Significant reductions in sales to any of the Detroit Three automakers could have a negative impact on our business.    More than half of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and FCA US (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers could negatively impact our business. Since 2011, automobile producers have begun taking steps toward complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America. Certain automakers have announced that they will use greater amounts of aluminum and smaller proportions of steel in some new models.

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

The closing or relocation of customer facilities could adversely affect us.    Our ability to meet delivery requirements and the overall cost of our products as delivered to customer facilities are important competitive factors. If customers close or move their production facilities further away from our manufacturing facilities which can supply them, it could have an adverse effect on our ability to meet competitive conditions, which could result in the loss of sales. Likewise, if customers move their production facilities outside the United States, it could result in the loss of potential sales for us.

Sales conflicts with our customers and/or suppliers may adversely impact us.    In some instances, we may compete with one or more of our customers and/or suppliers in pursuing the same business. In addition, in the Engineered Cabs business, our customers often have the option of producing certain cabs in-house instead of having them supplied by us or our competition and to the extent they elect to produce such cabs in-house, it could adversely affect our sales. Such conflicts may strain our relationships with those parties, which could adversely affect our future business with them.

The closing or idling of steel manufacturing facilities could have a negative impact on us.    As steel makers have reduced their production capacities by closing or idling production lines in light of the challenging economic conditions, the number of facilities from which we can purchase steel, in particular certain specialty steels, has decreased. Accordingly, if delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. These closures and disruptions could also have an adverse effect on our suppliers’ on-time delivery performance, which could have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our businesses.

The loss of key supplier relationships could adversely affect us.    Over the years, our various manufacturing operations have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our raw materials, which could have a negative impact on our businesses. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse impact on our results of operations.

Competition

Our businesses are highly competitive, and increased competition could negatively impact our financial results.    Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Depending on a variety of factors, including raw material, energy, labor and capital costs, government control of currency exchange rates and government subsidies of foreign steel producers or competitors, our businesses may be materially adversely affected by competitive forces. Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

Material Substitution

If steel prices increase compared to certain substitute materials, the demand for our products could be negatively impacted, which could have an adverse effect on our financial results.    In certain applications, steel competes with other materials, such as aluminum (particularly in the automobile industry), cement and wood (particularly in the construction industry), composites, glass and plastic. Prices of all of these materials fluctuate widely, and differences between the prices of these materials and the price of steel may adversely affect demand for our products and/or encourage material substitution, which could adversely affect prices of and demand for steel products. The higher cost of steel relative to certain other materials may make material substitution more attractive for certain uses.

If increased government mileage standards for automobiles result in the substitution of other materials for steel, demand for our products could be negatively impacted, which could have an adverse effect on our financial results.    Due to government requirements that manufacturers increase the fuel efficiency of automobiles, the automobile industry is exploring alternative materials to steel to decrease weight. The substitution of lighter weight material for steel in automobiles could adversely affect prices of and demand for our steel products.

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

We depend on third parties for freight services, and increases in costs or the lack of availability of freight services can adversely affect our operations.    We rely primarily on third parties for transportation of our products as well as delivery of our raw materials, primarily by truck. If, due to a lack of freight services, raw materials are not delivered to us in a timely manner, we may be unable to manufacture and deliver our products to meet customer demand. Likewise, if due to a lack of freight service, we cannot deliver our products in a timely manner, it could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our results of operations.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations.    We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, and natural disasters. We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access through the internet to our information systems. While we undertake mitigating activities to counter these risks, a system failure could negatively impact our operations and financial results and cyber attacks could threaten the integrity of our trade secrets and sensitive intellectual property.

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

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.    Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Poland and Portugal and joint venture facilities in China, France, India, Mexico, Turkey and the United Kingdom, and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, the global recession and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors have resulted in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the General Economic or Industry Downturns and Weakness risk factors herein for additional information concerning the impact of the global recession and the volatility of capital and credit markets on our business.

Joint Ventures

A change in the relationship between the members of any of our joint ventures may have an adverse effect on that joint venture.    We have been successful in the development and operation of various joint ventures, and our equity in net income from our joint ventures, particularly WAVE, has been important to our financial results. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a joint venture that adversely impacts the relationship between the joint venture members, it could adversely impact that joint venture. In addition, joint ventures necessarily involve special risks. Whether or not we hold a majority interest or maintain operational control in a joint venture, our partners may have economic or business interests or goals that are inconsistent with our interests or goals. For example, our partners may exercise veto rights to block actions that we believe to be in our best interests, may take action contrary to our policies or objectives with respect to our investments, or may be unable or unwilling to fulfill their obligations or commitments to the joint venture.

Acquisitions

We may be unable to successfully consummate, manage or integrate our acquisitions or our acquisitions may not meet our expectations.    A portion of our growth has occurred through acquisitions. We may from time to time continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, that we may assume unknown liabilities from the seller, that the acquired businesses may not be integrated successfully and that the acquisitions may strain our management resources or divert management’s attention from other business concerns. International acquisitions may present unique challenges and increase our exposure to the risks associated with foreign operations and countries. Also, failure to successfully integrate any of our acquisitions may cause significant operating inefficiencies and could adversely affect our operations and financial condition.

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.    Many of our operations are capital intensive. For the five-year period ended May 31, 2016, our total capital expenditures, including acquisitions and investment activity, were approximately $922.2 million. Additionally, as of May 31, 2016, we were obligated to make aggregate lease payments of $41.7 million under operating lease agreements. Our businesses also require expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing business. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Litigation

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our results of operations and liquidity in a particular period.    Our results of operations or liquidity in a particular period could be affected by an adverse ruling in any legal proceedings or investigations which may be pending against us or filed against us in the future. We are also subject to a variety of legal compliance risks, including, without limitation, potential claims relating to product liability, product recall, health and safety, environmental matters, intellectual property rights, taxes and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trading practices. While we believe that we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. An adverse ruling or settlement or an unfavorable change in laws, rules or regulations could have a material adverse effect on our results of operations or liquidity in a particular period.

Accounting and Tax-Related Estimates

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

Tax Laws and Regulations

Tax increases or changes in tax laws or regulations could adversely affect our financial results.    We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes. Some of these assessments may be substantial, and also may involve the imposition of penalties and interest. In addition, governments could change their existing tax laws, impose new taxes on us or increase the rates at which we are taxed in the future. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations and financial condition.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results.    We self-insure a significant portion of our potential liability for workers’ compensation, product liability, cyber liability, product recall, general liability, pollution liability, property liability, automobile liability and employee medical claims. In order to reduce risk, we purchase insurance from highly-rated, licensed insurance carriers that cover most claims in excess of the applicable deductible or retained amounts. We maintain reserves for the estimated cost to resolve open claims as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance providers to perform could have an adverse impact on our financial condition and results of operations.

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

Key Employees

If we lose senior management or other key employees, our business may be adversely affected.    Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. The loss of any of these individuals or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations or prospects. Our future success will also depend, in part, on our ability to attract and retain qualified personnel, including engineers and other skilled technicians, who have experience in the application of our products and are knowledgeable about our business, markets and products. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. We have not entered into any formal employment agreements or change in control agreements with our executive officers, and the loss of any member of our management team could adversely impact our business and operations. Additionally, we may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks.

Credit Ratings

Ratings agencies may downgrade our credit ratings, which may make it more difficult for us to raise capital and could increase our financing costs.    Any downgrade in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities. In addition, the interest rate on our revolving credit facility is tied to our credit ratings, and any downgrade of our credit ratings would likely result in an increase in the current cost of borrowings under our revolving credit facility.

Difficult Financial Markets

Should we be required to raise capital in the future, we could face higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise

capital.    Although we currently have significant borrowing availability under our existing credit facilities, should those facilities become unavailable due to covenant or other defaults, or should we otherwise be required to raise capital outside our existing facilities, given the uncertainty and volatility in the U.S. and global credit and capital markets, our ability to access capital and the terms under which we do so may be negatively impacted. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, could have a negative impact on our financial condition.

Environmental, Health and Safety

We may incur additional costs related to environmental and health and safety matters.    Our operations and facilities are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment and human health and safety. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in increased costs and capital expenditures and potentially fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Over time, we and predecessor operators of our facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities, including cleanup obligations, could exist at our facilities or at off-site locations where materials from our operations were disposed of or at facilities we have divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for any contamination of these sites, and the amount of any such liability could be material. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site, even with respect to contamination for which we are not responsible. In addition, changes in environmental and human health and safety laws, rules, regulations or enforcement policies could have a material adverse effect on our business, financial condition or results of operations.

Legislation and Regulations

Certain proposed legislation and regulations may have an adverse impact on the economy in general and in our markets specifically, which may adversely affect our businesses.    Our businesses may be negatively impacted by a variety of new or proposed legislation or regulations. For example, legislation and regulations proposing increases in taxation on, or heightened regulation of, greenhouse gas emissions may result in higher prices for steel, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers and distributors and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits. Likewise, to the extent new legislation or regulations would have an adverse effect on the economy, our markets or the ability of domestic businesses to compete against foreign operations, we could also be adversely impacted.

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

The implementation of the provisions of the new health care law could adversely affect our businesses.    As the implementation of the Patient Protection and Affordable Care Act continues to evolve and insurers, governments and employers take action related thereto, the impact on U.S. health care costs are unknown, but these costs have increased. Many project that there will be a significant increase in health care costs which could adversely impact the U.S. economy and U.S. businesses. This could result in a decreased demand for our products. Further, the Company’s health care costs could increase which would negatively impact our profits.

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

Impairment Charges

Continued or enhanced weakness or instability in the general economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth.    We review the carrying value of our long-lived assets, excluding purchased goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. For long-lived assets other than goodwill, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds fair value. Goodwill and intangible assets with indefinite lives are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of the reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, a goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statement of earnings. Economic conditions remain fragile, particularly in some markets and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain of our business segments are adversely affected by the challenging and volatile economic and financial conditions, we may be required to record additional impairments, which would negatively impact our results of operations.

Item 1B. – Unresolved Staff Comments

None.

Item 2. – Properties.

General

Our principal corporate offices are located in an office building in Columbus, Ohio, containing approximately 117,700 square feet, which also houses the principal corporate offices of our Pressure Cylinders and Engineered Cabs operating segments. We purchased this office building on June 22, 2012, and have completed a renovation of the building. Our Steel Processing corporate offices are located in an office building next to the principal corporate offices that contains approximately 30,000 square feet of leased space. We also own three facilities used for administrative and medical purposes in Columbus, Ohio, containing an aggregate of approximately 166,000 square feet. As of May 31, 2016, we owned or leased a total of approximately 9,700,000 square feet of space for our operations, of which approximately 8,800,000 square feet (9,300,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices. Major leases contain renewal options for periods of up to 10 years. For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note R – Operating Leases” of this Annual Report on Form 10-K. We believe the distribution and office facilities provide adequate space for our operations and are well maintained and suitable.

Excluding our 12 active joint ventures, we operate 31 manufacturing facilities and 7 warehouses. These facilities are well maintained and in good operating condition, and are believed to be sufficient to meet current needs.

Steel Processing

Our wholly-owned operations within Steel Processing operate a total of nine manufacturing facilities, seven of which are owned by the Company and contain approximately 2,300,000 square feet, and two of which are leased and contain approximately 200,000 square feet. These facilities are located in Alabama, New York, Indiana (2), and Ohio (5). This operating segment also owns one warehouse in Ohio, containing approximately 110,000 square feet, and one warehouse in South Carolina, containing approximately 16,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

Our wholly-owned operations within Pressure Cylinders operate a total of 19 manufacturing facilities, 16 of which are owned by the Company and contain a total of approximately 1,900,000 square feet, and three that are leased and contain approximately 300,000 square feet. These facilities are located in Alabama, California, Kansas (2), Massachusetts, Oklahoma, North Carolina, North Dakota, Ohio (6), Wisconsin, Austria, Poland (2) and Portugal. Pressure Cylinders also operates three owned warehouses, one each in Ohio, Austria and Poland, that contain a total of approximately 100,000 square feet, and one leased warehouse in Ohio that contains approximately 34,000 square feet. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Engineered Cabs

Engineered Cabs operates two manufacturing facilities owned by the Company that contain a total of approximately 600,000 square feet. These facilities are located in South Dakota and Tennessee. This operating segment also has one leased warehouse in Tennessee, which contains approximately 40,000 square feet. Engineered Cabs’ corporate offices are located in Columbus, Ohio.

Other

The Construction Services operating segment consists of the Military Construction business unit, which we are in the process of exiting. Within the Other category, the Company also owns a manufacturing facility in Wooster, Ohio, that is subject to a lease agreement with our automotive body panels joint venture, ArtiFlex, and contains approximately 900,000 square feet.

Joint Ventures

As outlined below, our consolidated and unconsolidated joint ventures operate a total of 51 manufacturing facilities.

Consolidated

•	Spartan owns and operates one manufacturing facility in Monroe, Michigan.

•	TWB operates nine manufacturing facilities, one owned facility located in Monroe, Michigan, and eight leased facilities located in Tennessee (2), Kentucky, Canada, and Mexico (4).

•	WEI leases one manufacturing facility in Fremont, Ohio.

•	dHybrid operates one leased manufacturing facility in Salt Lake City, Utah.

•

Worthington Aritas operates one leased manufacturing facility near Istanbul, Turkey. It is completing a new owned facility in Bandirma, Turkey into which it will move its manufacturing operations in fiscal 2017.

•	WSP owns and operates three steel processing facilities located in Michigan.

Unconsolidated

•	ArtiFlex operates six manufacturing facilities, four of which are owned. These facilities are located in Michigan (3), Ohio (2) and Kentucky (1).

•

ClarkDietrich operates 13 manufacturing facilities, one each in Connecticut, Georgia, Hawaii, Illinois, and Maryland and two each in California, Ohio, Florida and Texas. The two facilities in Ohio are owned. The remaining 11 facilities are leased.

•	Samuel owns and operates two steel pickling facilities in Ohio.

•	Serviacero Worthington owns and operates three steel processing facilities in Mexico.

•

WAVE operates ten facilities in five countries, five of which are located in the United States, including one owned facility each in Michigan and Nevada, and one leased facility each in California, Georgia and Maryland. The foreign facilities include one owned facility each in China, France and India, and two leased facilities in the United Kingdom.

Item 3. – Legal Proceedings

The Company is involved in various judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. The Company does not believe that any such proceedings will have a material adverse effect on its business, financial position, results of operation or cash flows.

Item 4. – Mine Safety Disclosures

Not Applicable

Supplemental Item – Executive Officers of the Registrant

The following table lists the names, positions held and ages of the individuals serving as executive officers of the Registrant as of August 1, 2016.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	62	Chairman of the Board and Chief Executive Officer; a Director	1996
Mark A. Russell	53	President and Chief Operating Officer	2012
B. Andrew Rose	46	Executive Vice President and Chief Financial Officer	2014
Dale T. Brinkman	63	Vice President-Administration, General Counsel and Secretary	2000
Terrance M. Dyer	49	Vice President-Human Resources	2012
Geoffrey G. Gilmore	44	President-Worthington Cylinder Corporation	2016
Joseph B. Hayek	44	Vice President-Mergers and Acquisitions and Corporate Development	2014
John G. Lamprinakos	58	President-The Worthington Steel Company	2016
Catherine M. Lyttle	57	Vice President-Communications and Investor Relations	2009
Richard G. Welch	58	Corporate Controller	2000
Virgil L. Winland	68	Senior Vice President-Manufacturing	2001

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

Geoffrey G. Gilmore has served as President of Worthington Cylinder Corporation since June 2016. He served as President of The Worthington Steel Company from August 2012 through May 2016. From July 2011 to July 2012, he served as Vice President-Purchasing for Worthington Industries and was responsible for all purchasing efforts across the Company including steel, commodity and OEM purchasing, logistics and outside processing. From April 2010 to July 2011, he served as General Manager of The Worthington Steel Company’s Delta, Ohio facility, responsible for overseeing its manufacturing and sales operations; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company. Mr. Gilmore served in various other positions with the Company from 1998 to June 2006.

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

John G. Lamprinakos has served as President of The Worthington Steel Company since June 2016. He served as President of Worthington Industries Engineered Cabs from June 2013 through May 2016. From December 2004 to July 2013, Mr. Lamprinakos served as President and Chief Executive Officer of our WAVE joint venture in Malvern, Pennsylvania. Before joining WAVE, Mr. Lamprinakos spent 24 years at Worthington Cylinder Corporation, including as President from 2001 to 2003.

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

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.” As of July 22, 2016, Worthington Industries had 5,478 registered shareholders. The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2016 and fiscal 2015, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2016 and fiscal 2015.

	Market Price			Cash Dividends Declared
	Low	High	Closing
Fiscal 2016 Quarter Ended
August 31, 2015	$23.52	$30.92	$25.59	$0.19
November 30, 2015	$21.88	$32.14	$30.77	$0.19
February 29, 2016	$26.41	$31.12	$31.11	$0.19
May 31, 2016	$32.06	$38.26	$37.36	$0.19

Fiscal 2015 Quarter Ended
August 31, 2014	$38.25	$43.85	$40.44	$0.18
November 30, 2014	$34.06	$40.99	$37.71	$0.18
February 28, 2015	$24.18	$38.36	$27.00	$0.18
May 31, 2015	$25.21	$28.77	$27.21	$0.18

Dividends are declared at the discretion of Worthington Industries’ Board of Directors (the “Board”). The Board declared quarterly dividends of $0.19 per common share in fiscal 2016 and of $0.18 per common share in fiscal 2015. On June 29, 2016, the Board declared a quarterly dividend of $0.20 per common share for the first quarter of fiscal 2017, an increase of $0.01 per common share over the previous quarterly rate. This dividend is payable on September 29, 2016, to shareholders of record as of September 15, 2016.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2011, in Worthington Industries’ common shares and each index.

*	$100 invested on 5/31/11 in common shares or index. Assumes reinvestment of dividends when received. Fiscal year ended May 31.

	05/11	05/12	05/13	05/14	05/15	05/16
Worthington Industries, Inc.	$100.00	$76.52	$165.79	$196.64	$135.45	$191.03
S&P Midcap 400 Index	$100.00	$93.91	$122.03	$144.05	$161.74	$161.06
S&P 1500 Steel Composite Index	$100.00	$66.18	$70.86	$84.67	$76.15	$71.82

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2016, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries. At May 31, 2016, the S&P 1500 Steel Composite Index included 12 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: AK Steel Holding Corporation; Carpenter Technology Corporation; Commercial Metals Company; Haynes International, Inc.; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; SunCoke Energy, Inc.; TimkenSteel Corporation; United States Steel Corporation; and Worthington Industries, Inc.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) of common shares of Worthington Industries during each month of the fiscal quarter ended May 31, 2016:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1-31, 2016 (2)	104,723	$33.86	-	4,046,145
April 1-30, 2016 (2)	14,917	$37.26	-	4,046,145
May 1-31, 2016 (2)	2,399	$35.89	-	4,046,145

Total	122,039	$34.31	-

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 25, 2014, Worthington Industries, Inc. announced that the Board authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 4,046,145 common shares were available under this repurchase authorization at May 31, 2016.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 122,039 common shares surrendered by employees in the period from March 1, 2016 through May 31, 2016 to satisfy tax withholding obligations upon exercise of stock options. These common shares were not counted against the share repurchase authorization in effect throughout fiscal 2016 and discussed in footnote (1) above.

Item 6. – Selected Financial Data

	Fiscal Years Ended May 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
FINANCIAL RESULTS
Net sales	$2,819,714	$3,384,234	$3,126,426	$2,612,244	$2,534,701
Cost of goods sold	2,367,121	2,920,701	2,633,907	2,215,601	2,201,833

Gross margin	452,593	463,533	492,519	396,643	332,868
Selling, general and administrative expense	297,402	295,920	300,396	258,324	225,069
Impairment of goodwill and long-lived assets	25,962	100,129	58,246	6,488	355
Restructuring and other expense (income)	7,177	6,927	(1,876)	2,689	5,834

Operating income	122,052	60,557	135,753	129,142	101,610
Miscellaneous income	11,267	795	16,963	1,452	2,319
Interest expense	(31,670)	(35,800)	(26,671)	(23,918)	(19,497)
Equity in net income of unconsolidated affiliates	114,966	87,476	91,456	94,624	92,825

Earnings before income taxes	216,615	113,028	217,501	201,300	177,257
Income tax expense	58,987	25,772	57,349	64,465	51,904

Net earnings	157,628	87,256	160,152	136,835	125,353
Net earnings attributable to noncontrolling interests	13,913	10,471	8,852	393	9,758

Net earnings attributable to controlling interest	$143,715	$76,785	$151,300	$136,442	$115,595

Earnings per share – diluted:
Net earnings per share attributable to controlling interest	$2.22	$1.12	$2.11	$1.91	$1.65

Depreciation and amortization	$84,699	$85,089	$79,730	$66,469	$55,873
Capital expenditures (including acquisitions and investments)	136,837	210,346	82,855	219,813	272,349
Cash dividends declared	47,949	48,308	41,816	36,471	33,441
Per common share	$0.76	$0.72	$0.60	$0.52	$0.48
Average common shares outstanding – diluted	64,755	68,483	71,664	71,314	70,252

FINANCIAL POSITION
Total current assets	$915,460	$992,193	$1,198,922	$866,883	$914,239
Total current liabilities	430,078	524,392	589,663	448,914	658,263

Working capital	$485,382	$467,801	$609,259	$417,969	$255,976

Total property, plant and equipment, net	$582,838	$513,190	$498,861	$459,430	$443,077
Total assets	2,063,755	2,085,142	2,296,381	1,950,857	1,877,797
Total debt	583,495	670,743	666,325	521,056	533,714
Total shareholders’ equity – controlling interest	793,371	749,112	850,812	830,822	697,174
Per share	$12.89	$11.68	$12.62	$11.91	$10.27
Common shares outstanding	61,534	64,141	67,408	69,752	67,906

Worthington Specialty Processing has been reflected since March 2016 when the Company obtained effective control of this business. The acquisition of the assets of NetBraze, LLC has been reflected since January 2016. The acquisition of the assets of the CryoScience business of Taylor Wharton has been reflected since December 2015. Our aluminum high-pressure cylinder business has been excluded since its disposal in May 2015. The Advanced Component Technologies, Inc. business has been excluded since its disposal in January 2015. The acquisition of the assets of Rome Strip Steel Company, Inc. has been reflected since January 2015. The operations of dHybrid Systems, LLC have been reflected since October 2014 when we acquired our

79.59% ownership interest. The acquisition of the assets of Midstream Equipment Fabrication LLC has been reflected since August 2014. The acquisition of the assets of James Russell Engineering Works, Inc. has been reflected since July 2014. The operations of the tank manufacturing division of Steffes Corporation have been reflected since their acquisition in March 2014. The operations of Worthington Aritas Basincli Kaplar Sanayi have been reflected since January 2014 when we acquired our 75% ownership interest. Our small and medium steel high pressure industrial gas and acetylene cylinders business in North America has been excluded from consolidated operating results since its disposition in November 2013. TWB Company, L.L.C. has been reflected since July 2013 when we acquired an additional 10% ownership interest bringing our total to 55%. The acquisition of the assets of Palmer Mfg. & Tank, Inc. has been reflected since April 2013. Our European air brake tank operations in Czech Republic have been excluded since their disposal in October 2012. Westerman, Inc. has been reflected since its acquisition in September 2012. Worthington Energy Innovations, formerly PSI Energy Solutions, LLC, has been reflected since March 2012 when we acquired our 75% ownership interest. Worthington Industries Engineered Cabs, formerly Angus Industries, Inc., has been reflected since its acquisition in December 2011. The propane fuel cylinders business of The Coleman Company, Inc. has been reflected since its acquisition in December 2011. STAKO sp. Z o.o. has been reflected since its acquisition in September 2011. The BernzOmatic business of Irwin Industrial Tool Company has been reflected since its acquisition in July 2011.

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

As of May 31, 2016, excluding our joint ventures, we operated 31 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segments, which do not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, are combined and reported in the “Other” category. These include Construction Services and Worthington Energy Innovations (“WEI”). The Company is in the process of exiting the businesses within Construction Services.

We also held equity positions in 12 active joint ventures, which operated 51 manufacturing facilities worldwide, as of May 31, 2016. Six of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining six of these joint ventures are accounted for using the equity method.

Overview

Performance was steady during fiscal 2016 despite challenging market conditions resulting from lower average steel and oil prices. A higher spread between average selling prices and material cost and improved operations in the industrial and consumer products businesses in Pressure Cylinders helped to offset the impact of inventory holding losses in Steel Processing and lower volume in the Oil & Gas Equipment business within Pressure Cylinders. Demand remained steady in most of our key end markets, with the exception of the oil and gas equipment and agricultural end markets.

Equity in net income of unconsolidated affiliates (“equity income”) was up 31% in fiscal 2016 to $115.0 million on higher contributions from all of our unconsolidated joint ventures. Strong automotive and construction markets and lower steel costs have benefited these businesses. We received distributions of $86.5 million from our unconsolidated affiliates during fiscal 2016.

Recent Business Developments

•

On December 7, 2015, the Company completed the acquisition of the global CryoScience business of Taylor Wharton, including a manufacturing facility in Theodore, Alabama, for $30.6 million. The asset purchase was made pursuant to the Chapter 11 bankruptcy proceedings of Taylor Wharton. The acquired net assets became part of the Pressure Cylinders operating segment upon closing.

•

On January 15, 2016, the Company acquired the net assets of NetBraze, LLC, a manufacturer of brazing alloys, silver brazing filler metals, solders and fluxes, for $3.4 million. The acquired net assets became part of the Pressure Cylinders operating segment upon closing.

•

As of March 1, 2016, the Company reached an agreement with United States Steel Corporation (“U.S. Steel”), its partner in the Worthington Specialty Processing (“WSP”) joint venture, whereby the Company appoints a majority of the WSP Board of Directors, giving the Company effective control over the operations of WSP. As a result, WSP’s results have been consolidated within the financial results of Steel Processing since that date, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest. In the periods prior to March 1, 2016, WSP’s results had been accounted for under the equity method. As required by the applicable accounting guidance, a pre-tax gain of $6.9 million was recognized for the difference between the fair value of the Company’s previously-held ownership interest in WSP and its carrying value at the acquisition date. The gain was recorded in miscellaneous income, below operating income. The ownership percentages in WSP remained unchanged at 51% Worthington and 49% U.S. Steel.

•

On June 29, 2016, the Board declared a quarterly dividend of $0.20 per share, an increase of $0.01 per share from the previous quarterly rate. The dividend is payable on September 29, 2016 to shareholders of record on September 15, 2016.

•	During fiscal 2016, we repurchased a total of 3,500,000 common shares for $99.8 million at an average price of $28.53.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2016 and fiscal 2015 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 65% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by FCA US, Ford and General Motors (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive end market.

Approximately 10% of the net sales of our Steel Processing operating segment, 52% of the net sales of our Engineered Cabs operating segment and substantially all of the net sales of our Construction Services operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 25% and 48% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil and gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
U.S. GDP (% growth year-over-year)[1]	1.2%	2.5%	1.7%	-1.3%	0.8%
Hot-Rolled Steel ($ per ton)[2]	$442	$591	$651	($149)	($60)
Detroit Three Auto Build (000’s vehicles)[3]	9,346	9,069	9,029	277	40
No. America Auto Build (000’s vehicles)[3]	17,736	17,145	16,414	591	731
Zinc ($ per pound)[4]	$0.82	$0.98	$0.86	($0.16)	$0.12
Natural Gas ($ per mcf)[5]	$2.28	$3.60	$4.08	($1.32)	($0.48)
On-Highway Diesel Fuel Prices ($ per gallon)[6]	$2.40	$3.38	$3.91	($0.98)	($0.53)
Crude Oil – WTI ($ per barrel)[6]	$42.67	$73.16	$100.49	($30.49)	($27.33)

1 2015/2014 figures based on revised actuals    2 CRU Hot-Rolled Index; period average    3 IHS Global    4 LME Zinc; period average    5 NYMEX Henry Hub Natural Gas; period average    6 Energy Information Administration; period average

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2016, fiscal 2015 and fiscal 2014:

	Fiscal Year
(Dollars per ton 1)	2016	2015	2014
1st Quarter	$461	$670	$627
2nd Quarter	$419	$651	$651
3rd Quarter	$381	$578	$669
4th Quarter	$507	$464	$655
Annual Avg.	$442	$591	$651

1 CRU Hot-Rolled Index

No single customer contributed more than 10% of our consolidated net sales during fiscal 2016. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During fiscal 2016, vehicle production for the Detroit Three automakers was up 3%. North American vehicle production as a whole also increased 3%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2016 Compared to Fiscal 2015

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$2,819.7	100.0%	$3,384.2	100.0%	$(564.5)
Cost of goods sold	2,367.1	83.9%	2,920.7	86.3%	(553.6)

Gross margin	452.6	16.1%	463.5	13.7%	(10.9)
Selling, general and administrative expense	297.4	10.5%	295.9	8.7%	1.5
Impairment of goodwill and long-lived assets	26.0	0.9%	100.1	3.0%	(74.1)
Restructuring and other expense	7.2	0.3%	6.9	0.2%	0.3

Operating income	122.0	4.3%	60.6	1.8%	61.4
Miscellaneous income	11.3	0.4%	0.8	0.0%	10.5
Interest expense	(31.7)	-1.1%	(35.8)	-1.1%	(4.1)
Equity in net income of unconsolidated affiliates	115.0	4.1%	87.5	2.6%	27.5
Income tax expense	(59.0)	-2.1%	(25.8)	-0.8%	33.2

Net earnings	157.6	5.6%	87.3	2.6%	70.3
Net earnings attributable to noncontrolling interests	13.9	0.5%	10.5	0.3%	3.4

Net earnings attributable to controlling interest	$143.7	5.1%	$76.8	2.3%	$66.9

Equity income by unconsolidated affiliate
WAVE	$82.7		$70.6		$12.1
ClarkDietrich	14.6		2.9		11.7
Serviacero	6.3		3.3		3.0
ArtiFlex	10.3		7.2		3.1
WSP	1.7		2.9		(1.2)
Other	(0.6)		0.6		(1.2)

Total	$115.0		$87.5		$27.5

Fiscal 2016 net earnings attributable to controlling interest increased $66.9 million over fiscal 2015. Net sales and operating highlights were as follows:

•

Net sales decreased $564.5 million from fiscal 2015. The decrease was driven by lower average selling prices in Steel Processing due to the market price of steel and by lower volume in Pressure Cylinders and Engineered Cabs, partially offset by the impact of acquisitions.

•	Gross margin decreased $10.9 million from fiscal 2015 on lower volume partially offset by an improved pricing spread in Steel Processing and lower manufacturing expenses across many of our businesses.

•	SG&A expense increased $1.5 million over fiscal 2015 driven by higher profit sharing and bonus expense and the impact of acquisitions.

•

Impairment charges of $26.0 million in fiscal 2016 consisted of $23.0 million related to the impairment of certain long-lived assets in our Oil & Gas Equipment business and $3.0 million related to the September 30, 2015 closure of the Engineered Cabs facility in Florence, South Carolina. Impairment charges in the prior year related primarily to the impairment of goodwill and other long-lived assets in Engineered Cabs. For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

•

Restructuring and other expense of $7.2 million consisted of $7.0 million in net restructuring charges related to the ongoing closure of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”), $1.8 million of employee severance related to workforce reduction in Oil & Gas Equipment and $3.2 million of facility exit costs related to the closure of the Florence, South Carolina facility in Engineered Cabs. A net gain of $6.9 million on asset disposals partially offset the impact of these items. The net gain was related primarily to the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility ($3.0 million), the sale of the Worthington Nitin Cylinders joint venture in India ($1.9 million), and the sale of real estate in our legacy metal framing business ($1.5 million). For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense” of this Annual Report on Form 10-K.

•

Miscellaneous income increased $10.5 million over fiscal 2015. The increase was primarily the result of a $6.9 million pre-tax gain related to the consolidation of WSP. The gain represents the difference between the fair value of the Company’s previously-held ownership interest in WSP and its carrying value at the acquisition date. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note O – Acquisitions” of this Annual Report on Form 10-K.

•

Interest expense of $31.7 million was $4.1 million lower than the prior fiscal year. The decrease was driven by lower average debt levels as a result of a decrease in working capital requirements due to the lower average market price of steel. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K.

•

Equity income increased $27.5 million over fiscal 2015 to $115.0 million. The equity portion of income from WAVE, ClarkDietrich, ArtiFlex and Serviacero exceeded the prior year period by $12.1 million, $11.7 million, $3.1 million and $3.0 million, respectively. The equity portion of income from ClarkDietrich includes a $4.5 million net legal settlement gain related to successful disparagement litigation against several competitors in an industry trade association. We received distributions of $86.5 million from our unconsolidated affiliates during fiscal 2016. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax increased $33.2 million over fiscal 2015 due to higher earnings and an approximately $5.3 million benefit related to foreign tax credits recorded in the prior year, partially offset by a $3.2 million tax benefit representing excess tax benefits from share-based payment awards recorded in income tax expense resulting from the adoption of new accounting guidance as described in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –Note A – Summary of Significant Accounting Policies – Recently Issued Accounting Standards” of this Annual Report on Form 10-K.

Fiscal 2016 income tax expense reflects an effective tax rate attributable to controlling interest of 29.1% vs. 25.1% in fiscal 2015. The 29.1% rate is lower than the federal statutory rate of 35% primarily as a result of lower tax rates on foreign income, benefits from the qualified production activities deduction, and the adoption of the new accounting guidance described above with respect to share-based payment awards, offset partially by state and local income taxes. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Income Taxes” of this Annual Report on Form 10-K.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$1,843.7	100.0%	$2,145.7	100.0%	$(302.0)
Cost of goods sold	1,594.8	86.5%	1,910.5	89.0%	(315.7)

Gross margin	248.9	13.5%	235.2	11.0%	13.7
Selling, general and administrative expense	132.8	7.2%	123.4	5.8%	9.4
Impairment of long-lived assets	-	0.0%	3.1	0.1%	(3.1)
Restructuring and other expense	4.1	0.2%	-	0.0%	4.1

Operating income	$112.0	6.1%	$108.7	5.1%	$3.3

Material cost	$1,245.1		$1,567.3		$(322.2)
Tons shipped (in thousands)	3,523		3,510		13

Net sales and operating highlights were as follows:

•

Net sales decreased $302.0 million from fiscal 2015 as lower average steel prices led to lower average selling prices, reducing net sales by approximately $260.5 million. The remaining decrease in net sales was due to the closure of the Company’s stainless steel business, PSM, in the current year, partially offset by contributions from recent acquisitions. The mix of direct versus toll tons processed was 58% to 42% compared to 59% to 41% in fiscal 2015.

•

Operating income increased $3.3 million over fiscal 2015. The increase was driven by an improved pricing spread and lower inventory holding losses. Higher SG&A expense, driven by the impact of acquisitions and higher profit sharing and bonus expense, combined with current period restructuring activities partially offset the overall increase in operating income. Restructuring and other expense in the current period consisted primarily of costs related to the closure of PSM ($7.0 million), which were partially offset by a net gain related to the disposal of the remaining fixed assets of our legacy Baltimore steel processing facility ($3.0 million). The $3.1 million impairment charge in the prior year period related to the closure of the PSM facility.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$844.9	100.0%	$1,001.4	100.0%	$(156.5)
Cost of goods sold	649.3	76.8%	783.8	78.3%	(134.5)

Gross margin	195.6	23.2%	217.6	21.7%	(22.0)
Selling, general and administrative expense	143.8	17.0%	141.1	14.1%	2.7
Impairment of long-lived assets	23.0	2.7%	11.9	1.2%	11.1
Restructuring and other expense	0.4	0.0%	6.4	0.6%	(6.0)

Operating income	$28.4	3.4%	$58.2	5.8%	$(29.8)

Material cost	$359.8		$474.3		$(114.5)
Net sales by principal class of products:
Consumer Products	$217.4		$217.7		$(0.3)
Industrial Products*	406.6		413.2		(6.6)
Mississippi*	-		26.8		(26.8)
Alternative Fuels	98.7		94.5		4.2
Oil and Gas Equipment	90.3		230.5		(140.2)
Cryogenics	31.9		18.7		13.2

Total Pressure Cylinders	$844.9		$1,001.4		$(156.5)

Units shipped by principal class of products:
Consumer Products	45,298,605		48,964,578		(3,665,973)
Industrial Products*	26,493,737		26,426,519		67,218
Mississippi*	-		5,278,597		(5,278,597)
Alternative Fuels	422,630		431,954		(9,324)
Oil and Gas Equipment	3,668		10,246		(6,578)
Cryogenics	11,381		716		10,665

Total Pressure Cylinders	72,230,021		81,112,610		(8,882,589)

*

Mississippi, an industrial gas facility, was sold in May 2015. It has been identified separately so as not to distort the Industrial Products comparisons as the products previously produced at the Mississippi facility have been discontinued.

Net sales and operating highlights were as follows:

•

Net sales decreased $156.5 million from fiscal 2015 on lower volume, particularly in the Oil & Gas Equipment business where volumes decreased 64%. Volumes in the current fiscal year were also negatively impacted by the May 2015 disposition of our high-pressure cylinders business in Mississippi, which generated sales of $26.8 million in the prior year.

•

Operating income decreased $29.8 million from fiscal 2015 as declines in the Oil & Gas Equipment business more than offset improvements in the Industrial Products and Consumer Products businesses resulting from lower commodity input prices and lower overall manufacturing costs. Impairment charges in the current period related to the partial write-off of certain long-lived assets in the Oil & Gas Equipment business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$121.9	100.0%	$193.0	100.0%	$(71.1)
Cost of goods sold	116.2	95.3%	180.5	93.5%	(64.3)

Gross margin	5.7	4.7%	12.5	6.5%	(6.8)
Selling, general and administrative expense	18.4	15.1%	26.1	13.5%	(7.7)
Impairment of goodwill and long-lived assets	3.0	2.5%	83.9	43.5%	(80.9)
Restructuring and other expense (income)	3.6	3.0%	(0.3)	-0.2%	3.9

Operating loss	$(19.3)	-15.8%	$(97.2)	-50.4%	$77.9

Material cost	$57.3		$89.3		$(32.0)

Net sales and operating highlights were as follows:

•

Net sales decreased $71.1 million from fiscal 2015 due to declines in market demand in most lines of business combined with the impact of the January 2015 sale of the assets of Advanced Component Technologies, Inc. and the September 2015 closure of the Florence, South Carolina facility.

•

Operating loss decreased $77.9 million from fiscal 2015 due primarily to lower impairment and restructuring charges. Excluding the impact of impairment and restructuring charges, the operating loss was $0.9 million lower than fiscal 2015 as a result of lower SG&A expense, partially offset by a decrease in gross margin. Fiscal 2016 impairment charges consisted of $3.0 million related to the closure of the Florence, South Carolina facility. Impairment charges in the prior year consisted of $44.9 million for the full write off of goodwill and $39.0 million for other long-lived assets. For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

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

	Fiscal Year Ended May 31,
(Dollars in millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$9.2	100.0%	$44.1	100.0%	$(34.9)
Cost of goods sold	6.9	75.0%	45.9	104.1%	(39.0)

Gross margin	2.3	25.0%	(1.8)	-4.1%	4.1
Selling, general and administrative expense	2.2	23.9%	5.3	12.0%	(3.1)
Impairment of long-lived assets	-	0.0%	1.2	2.7%	(1.2)
Restructuring and other expense (income)	(0.9)	-9.8%	0.7	1.6%	(1.6)

Operating income (loss)	$1.0	10.9%	$(9.0)	-20.4%	$10.0

Net sales and operating highlights were as follows:

•

Net sales decreased $34.9 million from fiscal 2015. The decrease was driven by a decline in both the Construction Services business, which the Company is in the process of exiting, and the WEI business.

•

Operating income of $1.0 million represents a $10.0 million improvement from the $9.0 million operating loss recognized in fiscal 2015. The improvement resulted from lower losses within Construction Services, which the Company is exiting, and a net gain within restructuring and other income related to the sale of real estate in our legacy metal framing business.

Fiscal 2015 Compared to Fiscal 2014

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$3,384.2	100.0%	$3,126.4	100.0%	$257.8
Cost of goods sold	2,920.7	86.3%	2,633.9	84.2%	286.8

Gross margin	463.5	13.7%	492.5	15.8%	(29.0)
Selling, general and administrative expense	295.9	8.7%	300.4	9.6%	(4.5)
Impairment of goodwill and long-lived assets	100.1	3.0%	58.2	1.9%	41.9
Restructuring and other expense (income)	6.9	0.2%	(1.9)	-0.1%	8.8

Operating income	60.6	1.8%	135.8	4.3%	(75.2)
Miscellaneous income	0.8	0.0%	16.9	0.5%	(16.1)
Interest expense	(35.8)	-1.1%	(26.7)	-0.9%	9.1
Equity in net income of unconsolidated affiliates	87.5	2.6%	91.5	2.9%	(4.0)
Income tax expense	(25.8)	-0.8%	(57.3)	-1.8%	(31.5)

Net earnings	87.3	2.6%	160.2	5.1%	(72.9)
Net earnings attributable to noncontrolling interests	10.5	0.3%	8.9	0.3%	1.6

Net earnings attributable to controlling interest	$76.8	2.3%	$151.3	4.8%	$(74.5)

Equity income by unconsolidated affiliate
WAVE	$70.6		$67.1		$3.5
ClarkDietrich	2.9		7.0		(4.1)
Serviacero	3.3		7.3		(4.0)
ArtiFlex	7.2		3.8		3.4
WSP	2.9		4.1		(1.2)
Other	0.6		2.2		(1.6)

Total	$87.5		$91.5		$(4.0)

Fiscal 2015 net earnings attributable to controlling interest decreased $74.5 million from fiscal 2014. Net sales and operating highlights were as follows:

•

Net sales increased $257.8 million over fiscal 2014. The increase was driven by the impact of acquisitions ($185.6 million) and higher volumes from existing operations ($123.7 million), partially offset by lower average selling prices ($51.5 million).

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

•

Restructuring expense of $6.5 million consisted primarily of employee severance related to workforce reductions in our Oil & Gas Equipment businesses ($2.2 million) and a net loss on the sale of the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi ($3.3 million). For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense” of this Annual Report on Form 10-K.

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

Net sales and operating highlights were as follows:

•

Net sales increased $209.6 million over fiscal 2014. The increase was driven by the impact of acquisitions ($109.9 million), higher volumes from existing operations ($60.5 million) and higher average selling prices due to product mix ($39.2 million). Excluding the impact of TWB, the mix of direct versus toll tons processed was unchanged from fiscal 2014 at 56% to 44%.

•

Operating income decreased $10.3 million from fiscal 2014. Gross margin declined $17.2 million as a result of lower spreads between average selling prices and material cost due to the declining price of steel. SG&A expense declined $6.3 million as a result of lower profit sharing and bonus expense and a decrease in depreciation expense partially offset by the impact of acquisitions. Operating income in the current year included an impairment charge of $3.1 million compared to $7.1 million in the prior year. Impairment charges in both fiscal 2015 and fiscal 2014 related to the Company’s stainless steel business, PSM. Operating income in fiscal 2014 was favorably impacted by a net restructuring gain of $3.4 million, which consisted of a $4.8 million gain on the sale of the Company’s Integrated Terminals warehouse facility in Detroit, Michigan, offset by $1.4 million of severance costs accrued in connection with the closure of the Company’s Baltimore steel facility.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$1,001.4	100.0%	$928.4	100.0%	$73.0
Cost of goods sold	783.8	78.3%	716.1	77.1%	67.7

Gross margin	217.6	21.7%	212.3	22.9%	5.3
Selling, general and administrative expense	141.1	14.1%	126.0	13.6%	15.1
Impairment of long-lived assets	11.9	1.2%	32.0	3.4%	(20.1)
Restructuring and other expense (income)	6.4	0.6%	(0.7)	-0.1%	7.1

Operating income	$58.2	5.8%	$55.0	5.9%	$3.2

Material cost	$474.3		$426.9		$47.4

Net sales by principal class of products:
Consumer Products	$217.7		$219.4		$(1.7)
Industrial Products*	413.2		425.2		(12.0)
Mississippi*	26.8		30.2		(3.4)
Alternative Fuels	94.5		93.0		1.5
Oil and Gas Equipment	230.5		153.5		77.0
Cryogenics	18.7		7.1		11.6

Total Pressure Cylinders	$1,001.4		$928.4		$73.0

Units shipped by principal class of products:
Consumer Products	48,964,578		48,785,465		179,113
Industrial Products*	26,426,519		27,135,688		(709,169)
Mississippi*	5,278,597		6,487,361		(1,208,764)
Alternative Fuels	431,954		442,685		(10,731)
Oil and Gas Equipment	10,246		8,201		2,045
Cryogenics	716		88		628

Total Pressure Cylinders	81,112,610		82,859,488		(1,746,878)

*

Mississippi, an industrial gas facility, was sold in May 2015. It has been identified separately so as not to distort the Industrial Products comparisons as the products previously produced at the Mississippi facility have been discontinued.

Net sales and operating highlights were as follows:

•

Net sales increased $73.0 million over fiscal 2014. The increase was driven by recent acquisitions ($81.3 million) and an increase in Oil & Gas Equipment sales, partially offset by lower industrial products volume and the impact of foreign currency exchange rates on European sales.

•

Operating income increased $3.2 million from fiscal 2014. Gross margin increased $5.3 million on contributions from recent acquisitions partially offset by high manufacturing costs in certain Oil & Gas Equipment locations and lower volume in industrial products. SG&A expense increased $15.1 million due to the impact of acquisitions and the favorable prior year impact of a $4.0 million net pre-tax litigation gain. Fiscal 2015 impairment charges of $11.9 million consisted of $6.4 million related to the Company’s 60%-owned consolidated joint venture in India, $3.2 million related to the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, and $2.3 million for the partial impairment of intangible assets related to our dHybrid joint venture. Impairment charges in the prior year consisted primarily of $19.0 million related to the Company’s 60%-owned consolidated joint venture in India and $11.6 million related to the write off of certain trade name intangible assets as a result of a re-branding initiative. Restructuring expense of $6.4 million consisted primarily of employee severance related to workforce reductions in our Oil & Gas Equipment businesses ($2.2 million) and a net loss on the sale of the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi ($3.3 million).

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$193.0	100.0%	$200.5	100.0%	$(7.5)
Cost of goods sold	180.5	93.5%	177.3	88.4%	3.2

Gross margin	12.5	6.5%	23.2	11.6%	(10.7)
Selling, general and administrative expense	26.1	13.5%	30.6	15.3%	(4.5)
Impairment of goodwill and long-lived assets	83.9	43.5%	19.1	9.5%	64.8
Restructuring and other income	(0.3)	-0.2%	-	0.0%	(0.3)

Operating loss	$(97.2)	-50.4%	$(26.5)	-13.2%	$(70.7)

Material cost	$89.3		$90.9		$(1.6)

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

Other

The Other category includes the Construction Services and WEI operating segments, which do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category. The following table presents a summary of operating results for the Other category for the periods indicated:

	Fiscal Year Ended May 31,
(Dollars in millions)	2015	% of Net sales	2014	% of Net sales	Increase/ (Decrease)
Net sales	$44.1	100.0%	$61.4	100.0%	$(17.3)
Cost of goods sold	45.9	104.1%	56.9	92.7%	(11.0)

Gross margin	(1.8)	-4.1%	4.5	7.3%	(6.3)
Selling, general and administrative expense	5.3	12.0%	14.1	23.0%	(8.8)
Impairment of long-lived assets	1.2	2.7%	-	0.0%	1.2
Restructuring and other expense	0.7	1.6%	2.2	3.6%	(1.5)

Operating loss	$(9.0)	-20.4%	$(11.8)	-19.2%	$2.8

Net sales and operating highlights were as follows:

•	Net sales decreased $17.3 million from fiscal 2014. The decrease was driven by declines in both the Construction Services and WEI businesses.

•

Operating loss decreased $2.8 million from fiscal 2014. The improvement resulted from lower losses within Construction Services partially offset by impairment charges of $1.2 million related to the military construction business.

Liquidity and Capital Resources

During fiscal 2016, we generated $413.3 million in cash from operating activities, spent $34.2 million on acquisitions and invested $97.0 million in property, plant and equipment. Additionally, we repurchased 3,500,000 of our common shares for $99.8 million, repaid $85.8 million in short-term borrowings and paid $47.2 million of dividends. The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Year Ended May 31,
(in millions)	2016	2015
Net cash provided by operating activities	$413.3	$214.4
Net cash used by investing activities	(127.0)	(203.1)
Net cash used by financing activities	(233.2)	(170.3)

Increase (decrease) in cash and cash equivalents	53.1	(159.0)
Cash and cash equivalents at beginning of period	31.1	190.1

Cash and cash equivalents at end of period	$84.2	$31.1

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

Net cash provided by operating activities was $413.3 million during fiscal 2016 compared to $214.4 million in fiscal 2015. The $198.9 million increase in net cash provided by operating activities was driven primarily by declining working capital levels as a result of lower average steel prices and higher earnings.

Investing activities

Net cash used by investing activities was $127.0 million during fiscal 2016 compared to $203.1 million in fiscal 2015. The decrease of $76.1 million was driven primarily by lower acquisition activity in the current year. During fiscal 2016, we spent a combined $34.2 million, net of cash acquired, for the net assets of the CryoScience business of Taylor Wharton and the net assets of NetBraze, LLC. Comparatively, during fiscal 2015, we spent a combined $105.3 million, net of cash acquired, for the net assets of Rome Strip Steel, Midstream Equipment Fabrication, LLC and James Russell Engineering Works, Inc. and our 79.59% interest in dHybrid Systems, LLC. We also made capital expenditures of $97.0 million and received $9.8 million in proceeds from asset sales during fiscal 2016.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended May 31,
(in millions)	2016	2015
Steel Processing	$42.1	$34.5
Pressure Cylinders	29.9	35.9
Engineered Cabs	6.9	9.0
Other	18.1	16.9

Total Capital Expenditures	$97.0	$96.3

Capital expenditures were $97.0 million in fiscal 2016. Significant capital expenditures in fiscal 2016 included $19.4 million to expand capacity at TWB, our consolidated laser blanking joint venture, and $10.6 million of costs associated with the renovation of the Company’s corporate headquarters, which was purchased in fiscal 2012. Capital expenditures in fiscal 2016 also included $4.1 million of capital outlays associated with the construction of a new cryogenics manufacturing facility in Turkey.

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

Financing activities

Net cash used by financing activities was $233.2 million in fiscal 2016 compared to $170.3 million in the prior year. During fiscal 2016, we paid $99.8 million to repurchase 3,500,000 of our common shares, reduced short-term borrowings by $85.8 million, and paid dividends of $47.2 million on our common shares.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2016, we were in compliance with our long-term financial debt covenants. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

On September 26, 2014, our consolidated joint venture in Turkey, Worthington Aritas, executed a five-year term loan denominated in Euros. As of May 31, 2016, we had borrowed $28.4 million against the facility. The facility bears interest at a variable rate based on EURIBOR. The applicable variable rate was 1.500% at May 31, 2016. On October 15, 2014, we entered into an interest rate swap to fix the interest rate on 60% of the borrowings outstanding under this facility at 2.015% starting on December 26, 2014 through September 26, 2019. Borrowings against the facility are being used for the construction of a new cryogenics manufacturing facility in Turkey.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. We were in compliance with our short-term financial debt covenants at May 31, 2016.

Short-term borrowings at May 31, 2016, consisted of an aggregate of $2.6 million outstanding under various credit facilities maintained by our consolidated joint venture, Worthington Aritas.

We maintain a $500.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility typically have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at May 31, 2016.

We maintain a $100.0 million revolving trade accounts receivable securitization facility (the “AR Facility”) that expires in January 2018 and was available throughout fiscal 2016 and fiscal 2015. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100.0 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2016, no undivided ownership interests in this pool of accounts receivable had been sold.

We also had letters of credit totaling $16.4 million outstanding as of May 31, 2016. These letters of credit have been issued to third-party service providers and had no amounts drawn against them at May 31, 2016.

Common shares – We declared dividends at a quarterly rate of $0.19 per common share for each quarter of fiscal 2016 compared to $0.18 per common share for each quarter of fiscal 2015. Dividends paid on our common shares totaled $47.2 million and $46.4 million, respectively, during fiscal 2016 and fiscal 2015.

On June 29, 2011, the Board of Worthington Industries, Inc. authorized the repurchase of up to 10,000,000 of our outstanding common shares of which none remained available for repurchase at May 31, 2016. During fiscal 2015, 1,722,332 common shares were repurchased under this authorization.

On June 25, 2014, the Board authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares. An aggregate of 3,500,000 and 2,453,855 common shares were repurchased under this authorization during fiscal 2016 and fiscal 2015, respectively. At May 31, 2016, 4,046,145 common shares remained available for repurchase under this authorization.

The common shares available for repurchase under the current authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2016. Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	2–3 Years	4–5 Years	After 5 Years
Short-term borrowings	$2.6	$2.6	$-	$-	$-
Long-term debt	581.4	0.9	13.1	167.1	400.3
Interest expense on long-term debt	208.7	28.6	57.1	45.6	77.4
Operating leases	41.7	9.6	15.9	10.4	5.8
Royalty obligations	12.0	2.0	4.0	4.0	2.0

Total contractual cash obligations	$846.4	$43.7	$90.1	$227.1	$485.5

Interest expense on long-term debt is computed by using the fixed rates of interest on the debt, including impacts of the related interest rate hedge. Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of Coleman Cylinders in fiscal 2012. Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $2.8 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included this amount in the contractual cash obligations table above.

The following table summarizes our other commercial commitments as of May 31, 2016. These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
(in millions)	Total	Less Than 1 Year	2–3 Years	4–5 Years	After 5 Years
Guarantees	$10.5	$10.5	$-	$-	$-
Standby letters of credit	16.4	16.4	-	-	-

Total commercial commitments	$26.9	$26.9	$-	$-	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2016, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $10.5 million at May 31, 2016. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of our obligation based on the likely outcome is not material.

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting.

In February 2015, amended accounting guidance was issued that revised consolidation requirements in order to provide financial statement users with a more useful presentation of an entity’s economic and operational results. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adopton is permitted, and the amendments may be applied using either a retrospective or modified retrospective approach. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In April 2015, amended accounting guidance was issued to simplify the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. Retrospective application to prior periods is required. The adoption of this guidance will not have a significant impact on our consolidated financial position and results of operations.

In July 2015, amended accounting guidance was issued regarding the measurement of inventory. The amended guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance has no impact on inventory accounted for under the last-in, first-out (LIFO) or retail inventory methods. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In September 2015, amended accounting guidance was issued regarding adjustments to provisional amounts reported in conjunction with a business combination. The amended guidance requires that an acquirer in a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change, calculated as if the accounting had been completed at the acquisition date. Additionally, the amendment requires the acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In November 2015, amended accounting guidance was issued that simplifies the presentation of deferred income taxes. The amended guidance requires entities with a classified balance sheet to present all deferred income tax assets and liabilities as noncurrent. The amended guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period, and the change may be applied either prospectively or retrospectively. The Company elected to early adopt this amended accounting guidance during the fourth quarter of fiscal 2016. The adoption was on a prospective basis and therefore prior periods have not been restated.

In February 2016, amended accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP. Among other changes, the amended guidance requires that lease assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

In March 2016, amended accounting guidance was issued regarding derivatives instruments designated as hedging instruments. The amended guidance clarifies that a change in the counterparty to such a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the change may be applied either prospectively or retrospectively. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In March 2016, amended accounting guidance was issued that simplifies the accounting for share-based payments. The amended guidance impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt this amended accounting guidance during the fourth quarter of fiscal 2016. The impact resulting from the adoption of this amended guidance is summarized below.

•

Income Tax Accounting – The amended accounting guidance requires all excess tax benefits and tax deficiencies to be recognized as an income tax benefit or expense on a prospective basis in the period of adoption. The adoption of this provision of the amended accounting guidance resulted in the recognition of excess tax benefits of $3.2 million in income tax expense, rather than in paid-in capital, during fiscal 2016. As the adoption was on a prospective basis, prior periods have not been restated.

•

Forfeitures – The Company has elected to continue to estimate the number of awards expected to vest, as permitted by the amended accounting guidance, rather than electing to account for forfeitures as they occur.

•

Statement of Cash Flows Presentation – The amended accounting guidance requires excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were presented as a cash inflow from financing activities and cash outflow from operating activities. The Company has elected to present these changes on a prospective basis and therefore prior periods have not been adjusted to conform with the current presentation.

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments. The amended guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Based on this review, we believe our related reserves are appropriate. The reserve for doubtful accounts increased approximately $1.5 million during fiscal 2016 to $4.6 million.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Inventory Valuation: Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. This assessment requires the use of significant estimates to determine replacement cost, cost to complete, normal profit margin and the ultimate selling price of the inventory. No lower of cost or market adjustment was recorded in fiscal 2016. Due to a decline in steel prices in fiscal 2015, the replacement cost of our inventory was lower than what was reflected in our records at May 31, 2015. Accordingly, we recorded a lower of cost or market adjustment of $1.7 million at May 31, 2015 to reflect this lower value. The entire amount related to our Steel Processing operating segment and was recorded in cost of goods sold. We believe our inventories were valued appropriately as of May 31, 2016 and May 31, 2015.

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

During the second quarter of fiscal 2016, the continued decline of oil prices further reduced the demand for Oil & Gas Equipment products, causing a significant decrease in the long-term cash flow projections of that business. Based on these revised cash flow projections, the Company determined that long-lived assets of two of the facilities with a combined carrying amount of $59.9 million were impaired and wrote them down to their estimated fair value of $36.9 million, resulting in an impairment charge of $23.0 million. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standard Codification (“ASC”) 820. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections, or 13%. Because of deteriorating market conditions (i.e., rising interest rates and declining marketplace demand), it is possible that our estimate of discounted cash flows may change resulting in the need to adjust our determination of fair value.

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

During the third quarter of fiscal 2015, the Company concluded that an interim impairment test of the goodwill of its Engineered Cabs reporting unit was necessary. Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs reporting unit for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sums of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence, South Carolina facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values, resulting in impairment charges of $22.4 million for the customer relationship intangible asset and $14.3 million for the property, plant and equipment of the Florence asset group during the third quarter of fiscal 2015. As noted above, an additional impairment charge related to the Florence asset group was later recognized during the first quarter of fiscal 2016.

During the second quarter of fiscal 2015, management committed to a plan to sell the assets of the Advanced Component Technologies, Inc. business within Engineered Cabs. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2.4 million. During the third quarter of fiscal 2015, the Company completed the sale of these assets and recognized a gain of $332,000.

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

Impairment of Indefinite-Lived Long-Lived Assets:    Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. With the exception of Pressure Cylinders, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance. For our Pressure Cylinders operating segment, the Oil & Gas Equipment business has been treated as a separate reporting unit since the second quarter of fiscal 2016.

The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statements of earnings. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset to its carrying value. If the carrying value of the intangible asset exceeds its fair value, the difference is recorded as an impairment charge in our consolidated statements of earnings.

As a result of the impairment of the Oil & Gas Equipment assets noted above, the Company also performed an impairment review of the goodwill of the Pressure Cylinders reporting unit during the second quarter of fiscal 2016. The Company first assessed the reporting unit structure and determined that it was no longer appropriate to aggregate the Oil & Gas Equipment component with the rest of Pressure Cylinders for purposes of goodwill impairment testing. This determination was driven by changes in the economic characteristics of the Oil & Gas Equipment business as a result of sustained low oil prices, which now indicate that the risk profile and prospects for growth and profitability of the Oil & Gas Equipment component are no longer similar to the other components of our Pressure Cylinders businesses. In accordance with the applicable accounting guidance, the Company allocated a portion of Pressure Cylinders goodwill totaling $26.0 million to the Oil & Gas Equipment reporting unit using a relative fair value approach. A subsequent comparison of the fair values of the Oil & Gas Equipment and the Pressure Cylinders reporting units, determined using discounted cash flows, to their respective carrying values indicated that a step 2 calculation to quantify a potential impairment was not required. The key assumptions that drive the fair value calculations are projected cash flows and the discount rate. Prior to the allocation of goodwill, the Company tested the goodwill of the old Pressure Cylinders reporting unit for impairment and determined that fair value exceeded carrying value by a significant amount.

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

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2016 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no additional impairment charges were recognized.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities to maintain liquidity and fund operations. The nature and amount of our long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions and other factors. We manage exposures to interest rates using a mix of fixed and variable rate debt. We use interest rate swap instruments to manage our exposure to interest rate movements.

We entered into an interest rate swap in October 2014 to hedge changes in cash flows attributable to changes in EURIBOR associated with a five-year, euro denominated term loan entered into by our consolidated joint venture in Turkey. Under the terms of the swap, we receive interest at a variable rate equal to the three-month EURIBOR plus 1.5% and pay interest at a fixed rate of 2.015%. The interest rate swap has a notional amount equal to 60% of the borrowings outstanding under the facility. Borrowings outstanding under the facility totaled $28.4 million at May 31, 2016.

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

Foreign Currency Risk

The translation of foreign currencies into United States dollars subjects us to exposure related to fluctuating exchange rates. Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. At May 31, 2016, the difference between the contract and book value of these instruments was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these currency exposures, the fair value of these instruments would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2016. The derivative instruments were executed with highly rated financial institutions. No credit loss is anticipated. No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2016 and 2015 are summarized below. Fair values of these derivatives do not consider the offsetting impact of the underlying hedged item.

	Fair Value At May 31,
(in millions)	2016	2015
Interest rate	$(0.5)	$(0.2)
Foreign currency	-	0.1
Commodity	20.3	(21.9)

	$19.8	$(22.0)

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

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Industries, Inc. and subsidiaries as of May 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 1, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

August 1, 2016

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$84,188	$31,067
Receivables, less allowances of $4,579 and $3,085 at May 31, 2016 and 2015, respectively	439,688	474,292
Inventories:
Raw materials	162,427	181,975
Work in process	86,892	107,069
Finished products	70,016	85,931

Total inventories	319,335	374,975
Income taxes receivable	10,535	12,119
Assets held for sale	10,079	23,412
Deferred income taxes	-	22,034
Prepaid expenses and other current assets	51,635	54,294

Total current assets	915,460	992,193
Investments in unconsolidated affiliates	191,826	196,776
Goodwill	246,067	238,999
Other intangible assets, net of accumulated amortization of $49,532 and $47,547 at May 31, 2016 and 2015, respectively	96,164	119,117
Other assets	31,400	24,867
Property, plant and equipment:
Land	18,537	16,017
Buildings and improvements	256,973	218,182
Machinery and equipment	945,951	872,986
Construction in progress	48,156	40,753

Total property, plant and equipment	1,269,617	1,147,938
Less: accumulated depreciation	686,779	634,748

Total property, plant and equipment, net	582,838	513,190

Total assets	$2,063,755	$2,085,142

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$290,432	$294,129
Short-term borrowings	2,651	90,550
Accrued compensation, contributions to employee benefit plans and related taxes	75,105	66,252
Dividends payable	13,471	12,862
Other accrued items	45,056	56,913
Income taxes payable	2,501	2,845
Current maturities of long-term debt	862	841

Total current liabilities	430,078	524,392
Other liabilities	63,487	58,269
Distributions in excess of investment in unconsolidated affiliate	52,983	61,585
Long-term debt	579,982	579,352
Deferred income taxes	17,379	21,495

Total liabilities	1,143,909	1,245,093

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding, 2016 – 61,533,668 shares, 2015 – 64,141,478 shares	-	-
Additional paid-in capital	298,984	289,078
Accumulated other comprehensive loss, net of taxes of $4,768 and $16,909 at May 31, 2016 and 2015, respectively	(28,565)	(50,704)
Retained earnings	522,952	510,738

Total shareholders’ equity – controlling interest	793,371	749,112
Noncontrolling interests	126,475	90,937

Total equity	919,846	840,049

Total liabilities and equity	$2,063,755	$2,085,142

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2016	2015	2014
Net sales	$2,819,714	$3,384,234	$3,126,426
Cost of goods sold	2,367,121	2,920,701	2,633,907

Gross margin	452,593	463,533	492,519
Selling, general and administrative expense	297,402	295,920	300,396
Impairment of goodwill and long-lived assets	25,962	100,129	58,246
Restructuring and other expense (income)	7,177	6,927	(1,876)

Operating income	122,052	60,557	135,753
Other income (expense):
Miscellaneous income, net	11,267	795	16,963
Interest expense	(31,670)	(35,800)	(26,671)
Equity in net income of unconsolidated affiliates	114,966	87,476	91,456

Earnings before income taxes	216,615	113,028	217,501
Income tax expense	58,987	25,772	57,349

Net earnings	157,628	87,256	160,152
Net earnings attributable to noncontrolling interests	13,913	10,471	8,852

Net earnings attributable to controlling interest	$143,715	$76,785	$151,300

Basic
Average common shares outstanding	62,469	66,309	68,944

Earnings per share attributable to controlling interest	$2.30	$1.16	$2.19

Diluted
Average common shares outstanding	64,755	68,483	71,664

Earnings per share attributable to controlling interest	$2.22	$1.12	$2.11

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2016	2015	2014
Net earnings	$157,628	$87,256	$160,152
Other comprehensive income (loss):
Foreign currency translation	4,716	(34,229)	7,618
Pension liability adjustment, net of tax	(2,058)	(3,738)	(1,044)
Cash flow hedges, net of tax	22,208	(11,653)	2,509

Other comprehensive income (loss)	24,866	(49,620)	9,083

Comprehensive income	182,494	37,636	169,235
Comprehensive income attributable to noncontrolling interests	16,640	7,974	9,480

Comprehensive income attributable to controlling interest	$165,854	$29,662	$159,755

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
Balance at May 31, 2013	69,752,411	$-	$244,864	$(12,036)	$597,994	$830,822	$41,415	$872,237
Net earnings	-	-	-	-	151,300	151,300	8,852	160,152
Other comprehensive income	-	-	-	8,455	-	8,455	628	9,083
Acquisition of PSI Energy Solutions, LLC	-	-	-	-	-	-	84,144	84,144
Common shares issued, net of withholding tax	1,036,573	-	4,618	-	-	4,618	-	4,618
Stock-based compensation	-	-	25,651	-	-	25,651	-	25,651
Purchases and retirement of common shares	(3,380,500)	-	(12,523)	-	(115,695)	(128,218)	-	(128,218)
Payments to noncontrolling interests	-	-	-	-	-	-	(40,969)	(40,969)
Cash dividends declared ($0.60 per share)	-	-	-	-	(41,816)	(41,816)	-	(41,816)

Balance at May 31, 2014	67,408,484	$-	$262,610	$(3,581)	$591,783	$850,812	$94,070	$944,882

Net earnings	-	-	-	-	76,785	76,785	10,471	87,256
Other comprehensive loss	-	-	-	(47,123)	-	(47,123)	(2,497)	(49,620)
Acquisition of dHybrid Systems, LLC	-	-	-	-	-	-	4,082	4,082
Common shares issued, net of withholding tax	909,181	-	2,910	-	-	2,910	-	2,910
Theoretical common shares in NQ plans	-	-	14,560	-	-	14,560	-	14,560
Stock-based compensation	-	-	26,837	-	-	26,837	-	26,837
Purchases and retirement of common shares	(4,176,187)	-	(17,839)	-	(109,521)	(127,360)	-	(127,360)
Payments to noncontrolling interests	-	-	-	-	-	-	(15,189)	(15,189)
Cash dividends declared ($0.72 per share)	-	-	-	-	(48,309)	(48,309)	-	(48,309)

Balance at May 31, 2015	64,141,478	$-	$289,078	$(50,704)	$510,738	$749,112	$90,937	$840,049

Net earnings	-	-	-	-	143,715	143,715	13,913	157,628
Other comprehensive income	-	-	-	22,139	-	22,139	2,727	24,866
Acquisition of Worthington Specialty Processing	-	-	-	-	-	-	28,004	28,004
Common shares issued, net of withholding tax	892,190	-	8,707	-	-	8,707	-	8,707
Theoretical common shares in NQ plans	-	-	960	-	-	960	-	960
Stock-based compensation	-	-	16,534	-	-	16,534	-	16,534
Purchases and retirement of common shares	(3,500,000)	-	(16,295)	-	(83,552)	(99,847)	-	(99,847)
Payments to noncontrolling interests	-	-	-	-	-	-	(9,106)	(9,106)
Cash dividends declared ($0.76 per share)	-	-	-	-	(47,949)	(47,949)	-	(47,949)

Balance at May 31, 2016	61,533,668	$-	$298,984	$(28,565)	$522,952	$793,371	$126,475	$919,846

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2016	2015	2014
Operating activities:
Net earnings	$157,628	$87,256	$160,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84,699	85,089	79,730
Impairment of goodwill and long-lived assets	25,962	100,129	58,246
Provision for (benefit from) deferred income taxes	7,354	(39,960)	(25,916)
Bad debt expense	346	259	32
Equity in net income of unconsolidated affiliates, net of distributions	(29,473)	(12,299)	(15,333)
Net (gain) loss on sale of assets	(12,996)	3,277	(11,212)
Stock-based compensation	15,836	17,916	22,017
Excess tax benefits – stock-based compensation	-	(7,178)	(8,880)
Gain on previously held equity interests	(6,877)	-	(11,000)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	66,117	32,011	(49,206)
Inventories	66,351	54,108	(38,010)
Prepaid expenses and other current assets	18,327	(15,295)	(2,921)
Other assets	(4,530)	1,617	(5,278)
Accounts payable and accrued expenses	20,180	(83,190)	69,682
Other liabilities	4,460	(9,365)	6,943

Net cash provided by operating activities	413,384	214,375	229,046

Investing activities:
Investment in property, plant and equipment	(97,036)	(96,255)	(71,338)
Investment in notes receivable	-	(7,300)	-
Acquisitions, net of cash acquired	(34,206)	(105,291)	(11,517)
Distributions from (investments in) unconsolidated affiliates	(5,595)	(8,230)	9,223
Proceeds from sale of assets and insurance	9,797	14,007	27,438

Net cash used by investing activities	(127,040)	(203,069)	(46,194)

Financing activities:
Net proceeds from (repayments of) short-term borrowings, net of issuance costs	(85,843)	79,047	(103,618)
Proceeds from long-term debt, net of issuance costs	921	30,572	247,566
Principal payments on long-term debt	(862)	(102,852)	(1,219)
Proceeds from issuance of common shares	8,707	2,910	4,618
Excess tax benefits – stock-based compensation	-	7,178	8,880
Payments to noncontrolling interests	(9,106)	(13,379)	(40,969)
Repurchase of common shares	(99,847)	(127,360)	(128,218)
Dividends paid	(47,193)	(46,434)	(31,198)

Net cash used by financing activities	(233,223)	(170,318)	(44,158)

Increase (decrease) in cash and cash equivalents	53,121	(159,012)	138,694
Cash and cash equivalents at beginning of year	31,067	190,079	51,385

Cash and cash equivalents at end of year	$84,188	$31,067	$190,079

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2016, 2015 and 2014

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

dHybrid Systems, LLC (“dHybrid”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Specialty Processing (“WSP”) in which we own controlling interests of 79.59%, 52%, 55%, 75%, 75%, and 51%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income or loss (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

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

Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. This assessment requires the use of significant estimates to determine replacement cost, cost to complete, normal profit margin and the ultimate selling price of the inventory. No lower of cost or market adjustment was recorded in fiscal 2016. Due to a decline in steel prices in fiscal 2015, the replacement cost of our inventory was lower than what was reflected in our records at May 31, 2015. Accordingly, we recorded a lower of cost or market adjustment of $1,716,000 at May 31, 2015 to reflect this lower value. The entire amount related to our Steel Processing operating segment and was recorded in cost of goods sold. We believe our inventories were valued appropriately as of May 31, 2016 and May 31, 2015.

Derivative Financial Instruments:    We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. All derivative instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item. The effective portion of gains and losses on cash flow hedges is deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item. Ineffectiveness of the hedges during the fiscal year ended May 31, 2016 (“fiscal 2016”), the fiscal year ended May 31, 2015 (“fiscal 2015”) and the fiscal year ended May 31, 2014 (“fiscal 2014”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

Derivative instruments are executed only with highly-rated counterparties. No credit loss is anticipated on existing instruments, and no material credit losses have been experienced to date. We monitor our positions, as well as the credit ratings of counterparties to those positions.

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

Risks and Uncertainties:    As of May 31, 2016, we, together with our unconsolidated affiliates, operated 82 manufacturing facilities in 24 states and 11 countries. A total of 31 of these facilities are operated by wholly-owned, consolidated subsidiaries of the Company. The remaining facilities are operated by our consolidated and unconsolidated joint ventures. As of May 31, 2016, we held equity positions in 12 active joint ventures, of which six are consolidated. Our largest market is the automotive market, which comprised 43%, 38%, and 36% of consolidated net sales in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Our foreign operations represented 8%, 6%, and 7% of consolidated net sales and 10%, (2)%, and (2)% of net earnings attributable to controlling interest in fiscal 2016, fiscal 2015, and fiscal 2014, respectively, and 14% and 14% of consolidated net assets as of May 31, 2016 and 2015, respectively. As of May 31, 2016, approximately 8% of our consolidated labor force was represented by collective bargaining agreements. The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2016, our largest customer accounted for approximately 8% of our consolidated net sales, and our ten largest customers accounted for approximately 34% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables:    We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts. Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales. The returns and allowances account decreased approximately $341,000 during fiscal 2016 to $6,052,000.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased approximately $1,494,000 during fiscal 2016 to $4,579,000.

While we believe our allowances are adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:    Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $68,886,000, $64,666,000, and $62,344,000 during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets:    We use the purchase method of accounting for all business combinations and recognize amortizable and indefinite-lived intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. With the exception of Pressure Cylinders, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance. For our Pressure Cylinders operating segment, the Oil & Gas Equipment business has been treated as a separate reporting unit since the second quarter of fiscal 2016.

The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statements of earnings. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset to its carrying value. If the carrying value of the intangible asset exceeds its fair value, the difference is recorded as an impairment charge in our consolidated statements of earnings.

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

Leases:    Certain lease agreements contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. Leasehold improvements made by the lessee, whether funded by the lessee or by landlord allowances or incentives, are recorded as leasehold improvement assets and will be amortized over the shorter of the economic life or the lease term. These incentives are also recorded as deferred rent and amortized as reductions in rent expense over the lease term.

Stock-Based Compensation:    At May 31, 2016, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note J – Stock-Based Compensation.” All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated statements of earnings based on their grant-date fair values.

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

Advertising Expense:    We expense advertising costs as incurred. Advertising expense was $13,970,000, $11,153,000, and $6,788,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Shipping and Handling Fees and Costs:    Shipping and handling fees billed to customers are included in net sales, and shipping and handling costs incurred are included in cost of goods sold.

Environmental Costs:    Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and clean up are charged to expense as incurred.

Statements of Cash Flows:    Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2016	2015	2014
Interest paid, net of amount capitalized	$30,431	$36,190	$24,199
Income taxes paid, net of refunds	50,750	67,825	81,997

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

Self-Insurance Reserves:    We are largely self-insured with respect to workers’ compensation, general and automobile liability, property damage, employee medical claims and other potential losses. In order to reduce risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain reserves for the estimated cost to settle open claims, which includes estimates of legal costs expected to be incurred, as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from the assumptions used and historical trends.

Recently Issued Accounting Standards:    In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting.

In February 2015, amended accounting guidance was issued that revised consolidation requirements in order to provide financial statement users with a more useful presentation of an entity’s economic and operational results. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted, and the amendments may be applied using either a retrospective or modified retrospective approach. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In April 2015, amended accounting guidance was issued to simplify the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. Retrospective application to prior periods is required. The adoption of this guidance will not have a significant impact on our consolidated financial position and results of operations.

In July 2015, amended accounting guidance was issued regarding the measurement of inventory. The amended guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance has no impact on inventory accounted for under the last-in, first-out (LIFO) or retail inventory methods. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In September 2015, amended accounting guidance was issued regarding adjustments to provisional amounts reported in conjunction with a business combination. The amended guidance requires that an acquirer in a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change, calculated as if the accounting had been completed at the acquisition date. Additionally, the amendment requires the acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In November 2015, amended accounting guidance was issued that simplifies the presentation of deferred income taxes. The amended guidance requires entities with a classified balance sheet to present all deferred income tax assets and liabilities as noncurrent. The amended guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period, and the change may be applied either prospectively or retrospectively. The Company elected to early adopt this amended accounting guidance during the fourth quarter of fiscal 2016. The adoption was on a prospective basis and therefore prior periods have not been restated.

In February 2016, amended accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP. Among other changes, the amended guidance requires that lease assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

In March 2016, amended accounting guidance was issued regarding derivatives instruments designated as hedging instruments. The amended guidance clarifies that a change in the counterparty to such a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the change may be applied either prospectively or retrospectively. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In March 2016, amended accounting guidance was issued that simplifies the accounting for share-based payments. The amended guidance impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt this amended accounting guidance during the fourth quarter of fiscal 2016. The impact resulting from the adoption of this amended guidance is summarized below.

•

Income Tax Accounting – The amended accounting guidance requires all excess tax benefits and tax deficiencies to be recognized as an income tax benefit or expense on a prospective basis in the period of adoption. The adoption of this provision of the amended accounting guidance resulted in the recognition of excess tax benefits of $3,178,000 in income tax expense, rather than in paid-in capital, during fiscal 2016. As the adoption was on a prospective basis, prior periods have not been restated.

•

Forfeitures – The Company has elected to continue to estimate the number of awards expected to vest, as permitted by the amended accounting guidance, rather than electing to account for forfeitures as they occur.

•

Statement of Cash Flows Presentation – The amended accounting guidance requires excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were presented as a cash inflow from financing activities and cash outflow from operating activities. The Company has elected to present these changes on a prospective basis and therefore prior periods have not been adjusted to conform with the current presentation.

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments. The amended guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

Note B – Investments in Unconsolidated Affiliates

At May 31, 2016, equity investments and the percentage interests owned consisted of the following (in alphabetic order): ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero”) (50%), Worthington Armstrong Venture (“WAVE”) (50%), and Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (10%).

Effective March 1, 2016, the Company reached an agreement with United States Steel Corporation (“U.S. Steel”), its partner in the WSP joint venture, whereby the Company appoints a majority of the WSP Board of Directors, giving the Company effective control over the operations of WSP. Since that date, WSP’s results have been consolidated within the financial results of Steel Processing versus being reported in equity in net income of unconsolidated affiliates. For additional information, refer to “Note O – Acquisitions.”

On October 18, 2013, we finalized an agreement with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc. to form Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. We own a 10% interest in the joint venture with the option to increase our ownership interest to 34%. The joint venture is constructing a facility to produce cold-rolled strip steel, primarily for the automotive industry, which is scheduled to start production in the first quarter of fiscal 2017.

During the second quarter of fiscal 2014, we dissolved our wind tower joint venture, Gestamp Worthington Wind Steel, LLC, due to the volatile political environment in the United States, particularly in regards to the Federal Production Tax Credit. This event did not have a material impact on our financial position or results of operations.

On July 31, 2013, we acquired an additional 10% interest in our laser welded blank joint venture, TWB, increasing our ownership to a 55% controlling interest. Since that date, TWB’s results have been consolidated within the financial results of Steel Processing versus being reported in equity in net income of unconsolidated affiliates. For additional information, refer to “Note O – Acquisitions.”

We received distributions from unconsolidated affiliates totaling $86,513,000, $78,297,000, and $85,346,000 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $52,983,000 and $61,585,000 at May 31, 2016 and 2015, respectively. In accordance with the applicable accounting guidance, we reclassified the negative balance to the liability section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

The following table presents combined information of the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31, 2016 and 2015:

(in thousands)	2016	2015
Cash	$112,122	$101,011
Receivable from member (1)	-	11,092
Other current assets	446,796	491,507
Noncurrent assets	352,370	318,939

Total assets	$911,288	$922,549

Current liabilities	$112,491	$184,028
Short-term borrowings	11,398	-
Current maturities of long-term debt	3,297	4,489
Long-term debt	266,942	272,861
Other noncurrent liabilities	21,034	20,471
Equity	496,126	440,700

Total liabilities and equity	$911,288	$922,549

(1)	Represents cash owed from a third-party joint venture partner as a result of centralized cash management. The decrease in fiscal 2016 is due to the consolidation of the WSP joint venture.

The following table presents financial results of our four largest unconsolidated affiliates for fiscal 2016, fiscal 2015 and fiscal 2014. All other unconsolidated affiliates are combined and presented in the Other category.

(in thousands)	2016	2015	2014
Net sales
WAVE	$393,718	$382,451	$382,821
ClarkDietrich	615,609	576,171	549,267
Serviacero	260,337	277,385	249,661
ArtiFlex	219,510	183,029	170,531
Other	74,214	91,144	140,522

Total net sales	$1,563,388	$1,510,180	$1,492,802

Gross margin
WAVE	$207,143	$181,102	$177,935
ClarkDietrich	95,427	65,530	73,803
Serviacero	15,328	17,028	22,268
ArtiFlex	30,181	24,145	16,839
Other	13,142	14,201	21,775

Total gross margin	$361,221	$302,006	$312,620

Operating income
WAVE	$172,721	$147,603	$144,167
ClarkDietrich	33,897	10,436	27,918
Serviacero	11,110	14,036	19,413
ArtiFlex	22,612	16,476	9,785
Other	6,910	4,980	12,649

Total operating income	$247,250	$193,531	$213,932

Depreciation and amortization
WAVE	$4,120	$4,150	$4,916
ClarkDietrich	14,289	16,638	16,523
Serviacero	3,508	3,462	3,533
ArtiFlex	6,105	7,258	7,129
Other	3,081	4,154	4,857

Total depreciation and amortization	$31,103	$35,662	$36,958

Interest expense (income)
WAVE	$6,635	$6,412	$6,464
ClarkDietrich	80	138	103
Serviacero	114	201	474
ArtiFlex	1,650	1,973	2,183
Other	(10)	(29)	(2)

Total interest expense	$8,469	$8,695	$9,222

Income tax expense
WAVE	$2,449	$2,539	$3,606
ClarkDietrich	-	-	-
Serviacero	6,249	7,844	5,689
ArtiFlex	289	105	82
Other	53	-	477

Total income tax expense	$9,040	$10,488	$9,854

Net earnings
WAVE	$164,132	$138,670	$134,019
ClarkDietrich	58,539	11,799	27,837
Serviacero	6,246	8,429	14,530
ArtiFlex	20,673	14,398	7,539
Other	8,516	4,806	12,206

Total net earnings	$258,106	$178,102	$196,131

The financial results of WSP have been included in the amounts presented in the tables above through March 1, 2016. Effective March 1, 2016, the Company obtained effective control over the operations of WSP. As a result, WSP’s results have been consolidated within the financial results of Steel Processing since that date with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest.

The financial results of TWB have been included in the amounts presented in the tables above through July 31, 2013. On July 31, 2013, we completed the acquisition of an additional 10% interest in TWB. As a result, TWB’s results have been consolidated within the financial results of Steel Processing since that date with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest.

At May 31, 2016, $23,283,000 of our consolidated retained earnings represented undistributed earnings, net of tax, of our unconsolidated affiliates.

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

During the second quarter of fiscal 2016, the continued decline of oil prices further reduced the demand for Oil & Gas Equipment products, causing a significant decrease in the long-term cash flow projections of that business. Based on these revised cash flow projections, the Company determined that long-lived assets of two of the facilities with a combined carrying amount of $59,895,000 were impaired and wrote them down to their estimated fair value of $36,933,000, resulting in an impairment charge of $22,962,000. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standard Codification (“ASC”) 820. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections, or 13%. Because of deteriorating market conditions (i.e., rising interest rates and declining marketplace demand), it is possible that our estimate of discounted cash flows may change resulting in the need to adjust our determination of fair value.

As a result of the impairment of the Oil & Gas Equipment assets noted above, the Company also performed an impairment review of the goodwill of the Pressure Cylinders reporting unit during the second quarter of fiscal 2016. The Company first assessed the reporting unit structure and determined that it was no longer appropriate to aggregate the Oil & Gas Equipment component with the rest of Pressure Cylinders for purposes of goodwill impairment testing. This determination was driven by changes in the economic characteristics of the Oil & Gas Equipment business as a result of sustained low oil prices, which now indicate that the risk profile and prospects for growth and profitability of the Oil & Gas Equipment component are no longer similar to the other components of our Pressure Cylinders businesses. In accordance with the applicable accounting guidance, the Company allocated a portion of Pressure Cylinders goodwill totaling $25,982,000 to the Oil & Gas Equipment reporting unit using a relative fair value approach. A subsequent comparison of the fair values of the Oil & Gas Equipment and the Pressure Cylinders reporting units, determined using discounted cash flows, to their respective carrying values indicated that a step 2 calculation to quantify a potential impairment was not required. The key assumptions that drive the fair value calculations are projected cash flows and the discount rate. Prior to the allocation of goodwill, the Company tested the goodwill of the old Pressure Cylinders reporting unit for impairment and determined that fair value exceeded carrying value by a significant amount.

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

Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the Engineered Cabs reporting unit for recoverability. Recoverability was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sums of the undiscounted future cash flows for the customer relationship intangible asset and the property, plant and equipment of the Florence, South Carolina facility were less than their respective carrying values. As a result, these assets were written down to their respective fair values, resulting in impairment charges of $22,356,000 for the customer relationship intangible asset and $14,311,000 for the property, plant and equipment of the Florence asset group during the third quarter of fiscal 2015. As noted above, an additional impairment charge related to the Florence asset group was later recognized during the first quarter of fiscal 2016.

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

During the second quarter of fiscal 2015, management committed to a plan to sell the assets of the Advanced Component Technologies, Inc. (“ACT”) business within Engineered Cabs. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell, resulting in an impairment charge of $2,389,000. During the third quarter of fiscal 2015, the Company completed the sale of these assets and recognized a gain of $332,000.

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

During the fourth quarter of fiscal 2014, the Company committed to a plan to sell its 60% ownership interest in Worthington Nitin Cylinders, a consolidated joint venture in India, and Precision Specialty Metals (“PSM”), a stainless steel business. Accordingly, at May 31, 2014, the net assets of these businesses were recorded as assets held for sale at the lower of their fair values or net book values, less selling costs. During the first half of fiscal 2015, changes in facts and circumstances related to these businesses indicated that the Company needed to reassess the fair value of these assets. As a result, additional impairment charges of $6,346,000 and $3,050,000, respectively, were recorded. The Company completed the sale of Worthington Nitin Cylinders during the second quarter of fiscal 2016.

Fiscal 2014:    As noted above, during the fourth quarter of fiscal 2014, management committed to a plan to sell Worthington Nitin Cylinders and PSM. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell resulting in impairment charges of $18,959,000 and $7,141,000, respectively. The portion of the Worthington Nitin Cylinders impairment charge attributable to the noncontrolling interest was $7,583,000 and was recorded within net earnings attributable to noncontrolling interest.

During the fourth quarter of fiscal 2014, we determined that indicators of impairment were present at the Company’s aluminum high-pressure cylinder business in New Albany, Mississippi, due to current and projected operating losses. Recoverability of the identified asset group was tested using future cash flow projections based on management’s long-range estimates of market conditions. The sum of these undiscounted future cash flows was less than the net book value of the asset group. In accordance with the applicable accounting guidance, the net assets were written down to their fair value of $7,034,000, resulting in an impairment charge of $1,412,000.

During the second quarter of fiscal 2014, we committed to a re-branding initiative. Under the re-branding initiative, we re-branded substantially all of our businesses under the Worthington Industries name. In connection with the change in branding strategy, we discontinued the use of all non-Worthington trade names except those related to consumer products such as BernzOmatic® and Balloon Time® and those related to our joint ventures. As a result, we determined an impairment indicator was present for the trade names that have been or will be discontinued. As no future cash flows will be attributed to the impacted trade names, the entire book value was written off, resulting in an impairment charge of $30,734,000.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2016 and fiscal 2015 by reportable business segment:

	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
(in thousands)
Balance at May 31, 2014
Goodwill	$-	$200,509	$44,933	$127,245	$372,687
Accumulated impairment losses	-	-	-	(121,594)	(121,594)

	-	200,509	44,933	5,651	251,093

Acquisitions and purchase accounting adjustments	6,587	41,421	-	-	48,008
Divestitures	-	(1,891)	-	-	(1,891)
Translation adjustments	-	(13,278)	-	-	(13,278)
Impairment losses	-	-	(44,933)	-	(44,933)

	6,587	26,252	(44,933)	-	(12,094)

Balance at May 31, 2015
Goodwill	6,587	226,761	44,933	127,245	405,526
Accumulated impairment losses	-	-	(44,933)	(121,594)	(166,527)

	6,587	226,761	-	5,651	238,999

Acquisitions and purchase accounting adjustments	458	6,713	-	-	7,171
Translation adjustments	-	(103)	-	-	(103)

	458	6,610	-	-	7,068

Balance at May 31, 2016
Goodwill	7,045	233,371	44,933	127,245	412,594
Accumulated impairment losses	-	-	(44,933)	(121,594)	(166,527)

	$7,045	$233,371	$-	$5,651	$246,067

For additional information regarding the Company’s acquisitions, refer to “Note O – Acquisitions.”

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to 20 years. The following table summarizes other intangible assets by class as of May 31, 2016 and 2015:

	2016		2015
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$14,501	$-	$12,601	$-

Total indefinite-lived intangible assets	14,501	-	12,601	-
Definite-lived intangible assets:
Customer relationships	$96,072	$35,561	$119,871	$34,421
Non-compete agreements	9,422	6,237	14,221	6,897
Technology / know-how	21,689	3,865	15,633	2,350
Other	4,012	3,869	4,338	3,879

Total definite-lived intangible assets	131,195	49,532	154,063	47,547

Total intangible assets	$145,696	$49,532	$166,664	$47,547

Amortization expense of $15,813,000, $20,422,000, and $17,386,000 was recognized during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2017	$13,664
2018	$13,225
2019	$10,772
2020	$8,385
2021	$7,813

Note D – Restructuring and Other Expense

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities, moving manufacturing of a product to another location, and employee severance (including rationalizing headcount or other significant changes in personnel).

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income) financial statement caption in our consolidated statement of earnings for fiscal 2016, is summarized below:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$2,170	$6,137	$(5,746)	$(730)	$1,831
Facility exit and other costs	371	7,967	(7,482)	(203)	653

	$2,541	14,104	$(13,228)	$(933)	$2,484

Net gain on sale of assets		(6,927)

Restructuring and other expense		$7,177

During fiscal 2016, the following actions were taken related to the Company’s restructuring activities:

•

In connection with the closure of the Engineered Cabs facility in Florence, South Carolina the Company recognized severance expense of $1,929,000 and facility exit costs of $1,283,000. The Company also recognized a net loss of $207,000 related to the disposal of assets.

•	The Company recognized severance expense of $1,803,000 related to workforce reductions in our Oil & Gas Equipment business within Pressure Cylinders.

•

In connection with the closure of the Company’s stainless steel business, PSM, the Company recognized $5,863,000 of facility exit costs and severance expense of $1,122,000. The Company also recognized a net gain of $670,000 related to the disposal of assets.

•	In connection with the pending closure of the steel packaging facility in York, Pennsylvania, the Company recognized severance expense of $589,000.

•

The Company recognized a gain of $2,978,000 in connection with the sale of the remaining fixed assets of its legacy Baltimore steel processing facility. The Company also recorded a $240,000 credit to severance expense and recognized facility exit costs of $130,000 during fiscal 2016 related to this matter.

•	The Company recognized a gain of $1,484,000 in connection with the sale of the remaining land and building of its legacy metal framing business.

•

The Company recognized a gain of $1,928,000 in connection with the sale of its interest in Worthington Nitin Cylinders, the Company’s alternative fuels joint venture in India. The sale was completed on January 28, 2016.

•

In connection with the consolidation of the cryogenics trailer business in Boston, Massachusetts, to the recently acquired facility in Theodore, Alabama, the Company recognized severance expense of $550,000.

•	The Company incurred severance expense and facility costs totaling $384,000 and $691,000, respectively, related to other non-significant restructuring activities.

The total liability as of May 31, 2016 is expected to be paid in the next twelve months.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income) financial statement caption in our consolidated statement of earnings for fiscal 2015, is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$6,495	$3,323	$(7,694)	$46	$2,170
Facility exit and other costs	534	1,266	(1,568)	139	371

	$7,029	4,589	$(9,262)	$185	$2,541

Net loss on sale of assets		2,338

Restructuring and other expense		$6,927

During fiscal 2015, the following actions were taken related to the Company’s restructuring activities:

•	In connection with the wind-down of our former Metal Framing operating segment, we recognized $413,000 of facility exit and other costs.

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

•

On March 24, 2015, the Company announced a workforce reduction in several Oil & Gas Equipment locations due to slowing demand. The Company recognized an accrual of $2,221,000 for expected severance costs covering those affected by the workforce reductions.

•

In connection with the consolidation of the BernzOmatic hand torch manufacturing operation in Medina, New York into the existing Pressure Cylinders’ facility in Chilton, Wisconsin, we incurred $853,000 of facility exit costs.

•	In connection with the wind down of the Military Construction business, the Company recognized an accrual of $366,000 for expected severance costs.

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

Insurance Recoveries

On August 19, 2013, a fire occurred at our Pressure Cylinders facility in Kienberg, Austria, in the building that houses the massing process in the production of acetylene cylinders. The other portions of the Austrian facility were not damaged; however, the massing process building sustained extensive damage and was rendered inoperable. Additionally, we incurred incremental business interruption costs. The Company had business interruption and property damage insurance and, as a result, the fire did not have a material adverse impact on the Company’s consolidated financial results.

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

Note F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2016, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $10,510,000 at May 31, 2016. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee, and determined that the fair value of our obligation based on the likely outcome is not material.

Note G – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2016 and 2015:

(in thousands)	2016	2015
Short-term borrowings	$2,651	$90,550
4.55% senior notes due April 15, 2026	249,567	249,524
4.60% senior notes due August 10, 2024	150,000	150,000
6.50% senior notes due April 15, 2020	149,937	149,920
Term loans	31,020	30,429
Other	320	320

Total debt	583,495	670,743
Less: current maturities and short-term borrowings	3,513	91,391

Total long-term debt	$579,982	$579,352

Short-term borrowings at May 31, 2016, consisted of an aggregate of $2,651,000 outstanding under various credit facilities maintained by our consolidated affiliate, Worthington Aritas.

We maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) that expires in January 2018 and was available throughout fiscal 2016 and fiscal 2015. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (the “Conduit”). Purchases by the Conduit are financed with the sale of A1/P1 commercial paper. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. The book value of the retained portion of the pool of accounts receivable approximates fair value. As of May 31, 2016, no undivided ownership interests in this pool of accounts receivable had been sold. Facility fees of $540,000, $723,000, and $652,000 were recognized within interest expense during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility typically have maturities of less than one year and given that our intention has been to repay them within a year, they have been classified as short-term borrowings within current liabilities on our consolidated balance sheets. However, we can also extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Fed Funds rates. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at May 31, 2016.

We also had letters of credit totaling $16,428,000 outstanding as of May 31, 2016. These letters of credit have been issued to third-party service providers and had no amounts drawn against them at May 31, 2016.

On September 26, 2014, our consolidated joint venture in Turkey, Worthington Aritas, executed a five-year term loan denominated in Euros. As of May 31, 2016, we had borrowed $28,445,000 against the facility. The facility bears interest at a variable rate based on EURIBOR. The applicable variable rate was 1.500% at May 31, 2016. On October 15, 2014, we entered into an interest rate swap to fix the interest rate on 60% of the borrowings outstanding under this facility at 2.015% starting on December 26, 2014 through September 26, 2019. Borrowings against the facility are being used for the construction of a new cryogenics manufacturing facility in Turkey.

On April 15, 2014, we issued $250,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.55%. The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity. We used a portion of the net proceeds from the offering to repay borrowings then outstanding under our revolving credit facilities. Approximately $3,081,000, $2,256,000 and $528,000 of the aggregate proceeds were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheet as of May 31, 2016, within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will be recognized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes. The unamortized portion of the debt issuance costs and debt discount was $1,867,000 and $433,000, respectively, at May 31, 2016.

On August 10, 2012, we issued $150,000,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 4.60%. The net proceeds from this issuance were used to repay a portion of the then outstanding borrowings under our revolving credit facilities.

On April 27, 2012, we executed a $5,880,000 seven-year term loan that matures on May 1, 2019 and requires monthly payments of $76,350. The loan bears interest at a rate of 2.49% and is secured by an aircraft that was purchased with its proceeds. Borrowings outstanding totaled $2,575,000 as of May 31, 2016.

On April 13, 2010, we issued $150,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 6.50%. The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our revolving credit facilities. Approximately $165,000, $1,535,000 and $1,358,000 of the aggregate proceeds were allocated to the debt discount, debt issuance costs, and the settlement of a derivative contract entered into in anticipation of the issuance of the 2020 Notes. The debt discount, debt issuance costs and the loss on the derivative contract were recorded on the consolidated balance sheets within long-term debt as a contra-liability, short- and long-term other assets and AOCI, respectively. Each will continue to be recognized, through interest expense, in our consolidated statements of earnings over the remaining term of the 2020 Notes. The unamortized portion of the debt issuance costs and debt discount was $569,000 and $63,000, respectively, at May 31, 2016.

Maturities on long-term debt and short-term borrowings in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2017	$3,513
2018	6,573
2019	6,518
2020	167,067
2021	-
Thereafter	400,320

Total	$583,991

Note H – Comprehensive Income (Loss)

Other Comprehensive Income (Loss):    The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2016			2015			2014
(in thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$4,716	$-	$4,716	$(34,229)	$-	$(34,229)	$7,618	$-	$7,618
Pension liability adjustment	(3,233)	1,175	(2,058)	(5,652)	1,914	(3,738)	(1,555)	511	(1,044)
Cash flow hedges	35,524	(13,316)	22,208	(18,605)	6,952	(11,653)	3,548	(1,039)	2,509

Other comprehensive income (loss)	$37,007	$(12,141)	$24,866	$(58,486)	$8,866	$(49,620)	$9,611	$(528)	$9,083

Accumulated Other Comprehensive Loss:    The components of the changes in accumulated other comprehensive loss for the fiscal year ended May 31, 2016 were as follows:

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
(in thousands)
Balance as of May 31, 2015	$(20,717)	$(15,003)	$(14,984)	$(50,704)
Other comprehensive income (loss) before reclassifications	1,989	(3,667)	7,283	5,605
Reclassification adjustments to income (a)	-	434	28,241	28,675
Income taxes	-	1,175	(13,316)	(12,141)

Balance as of May 31, 2016	$(18,728)	$(17,061)	$7,224	$(28,565)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “Note P – Derivative Instruments and Hedging Activities.”

The estimated net amount of the gains in AOCI at May 31, 2016 expected to be reclassified into net earnings within the succeeding twelve months is $6,792,000 (net of tax of $4,127,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2016, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2017.

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

Common Shares:    On June 29, 2011, the Board of Worthington Industries, Inc. authorized the repurchase of up to 10,000,000 of our outstanding common shares, of which none remained available for repurchase at May 31, 2015. During fiscal 2015, 1,722,332 common shares were repurchased under this authorization.

On June 25, 2014, the Board of Worthington Industries, Inc. authorized the repurchase of up to an additional 10,000,000 of our outstanding common shares. An aggregate of 3,500,000 and 2,453,855 common shares were repurchased under this authorization during fiscal 2016 and fiscal 2015, respectively. At May 31, 2016, 4,046,145 common shares remained available for repurchase under this authorization.

During fiscal 2016 and fiscal 2015, we paid $99,847,000 and $127,360,000 to repurchase 3,500,000 and 4,176,187 of our common shares, respectively, under these authorizations.

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

On October 1, 2014, the Company amended its non-qualified deferred compensation plans for employees to require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the Company’s common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares of the Company and cash in lieu of fractional shares. As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity, which totaled $960,000 and $14,560,000 for fiscal 2016 and fiscal 2015, respectively. Prior to October 1, 2014, participant accounts credited to the theoretical common share option were settled in cash and classified as a liability in the Company’s consolidated balance sheet.

Note J – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees. A total of 4,886,393 of our common shares were authorized and available for issuance in connection with the stock-based compensation plans in place at May 31, 2016.

We recognized pre-tax stock-based compensation expense of $15,836,000 ($10,056,000 after-tax), $17,916,000 ($11,500,000 after-tax), and $22,017,000 ($13,778,000 after-tax) under the Plans during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. At May 31, 2016, the total unrecognized compensation cost related to non-vested awards was $9,963,000, which will be expensed over the next three fiscal years.

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

	2016	2015	2014
(in thousands, except per share amounts)
Granted	154	97	130
Weighted average exercise price, per share	$30.92	$42.95	$32.21
Weighted average grant date fair value, per share	$9.55	$17.96	$12.92
Pre-tax stock-based compensation	$1,305	$1,553	$1,539

The weighted average fair value of stock options granted in fiscal 2016, fiscal 2015 and fiscal 2014 was based on the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015	2014
Assumptions used:
Dividend yield	2.33%	1.88%	2.28%
Expected volatility	38.40%	50.92%	52.23%
Risk-free interest rate	1.98%	1.88%	1.69%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2016		2015		2014
(in thousands, except per share)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,044	$18.25	4,752	$17.58	5,517	$17.19
Granted	154	30.92	97	42.95	130	32.21
Exercised	(874)	17.22	(758)	17.24	(828)	17.39
Forfeited	(18)	32.25	(47)	17.00	(67)	16.13

Outstanding, end of year	3,306	19.01	4,044	18.25	4,752	17.58

Exercisable at end of year	3,059	17.85	3,276	17.63	2,996	17.57

	Number of Stock Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
May 31, 2016
Outstanding	3,306	4.33	$61,178
Exercisable	3,059	4.01	60,082
May 31, 2015
Outstanding	4,044	4.82	$38,277
Exercisable	3,276	4.42	31,625
May 31, 2014
Outstanding	4,752	5.50	$107,970
Exercisable	2,996	4.67	68,108

During fiscal 2016, the total intrinsic value of stock options exercised was $9,084,000. The total amount of cash received from the exercise of stock options during fiscal 2016 was $7,893,000, and the related excess tax benefit realized from share-based payment awards was $3,178,000.

The following table summarizes information about non-vested stock option awards for fiscal 2016:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of year	768	$7.66
Granted	154	8.50
Vested	(657)	6.63
Forfeited	(18)	7.87

Non-vested, end of year	247	$10.91

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

The table below sets forth the restricted common shares we granted during each of fiscal 2016, fiscal 2015 and fiscal 2014. The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective vesting periods.

(in thousands, except per share amounts)	2016	2015	2014
Granted	217	240	380
Weighted average grant date fair value, per share	$29.49	$40.05	$33.14
Pre-tax stock-based compensation	$5,800	$8,660	$11,307

The following tables summarize our restricted common share activity for the years ended May 31:

	2016		2015		2014
(in thousands, except per share)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	635	$33.65	573	$28.36	399	$18.74
Granted	217	29.49	240	40.05	380	33.14
Vested	(120)	24.14	(142)	23.32	(185)	17.17
Forfeited	(34)	34.53	(36)	32.62	(21)	30.70

Outstanding, end of year	698	33.69	635	33.65	573	28.36

Weighted average remaining contractual life of outstanding restricted common shares (in years)	1.04		1.41		1.61
Aggregate intrinsic value of outstanding restricted common shares	$26,059		$17,269		$23,112
Aggregate intrinsic value of restricted common shares vested during the year	$3,527		$5,400		$7,499

Market-Based Restricted Common Shares

During fiscal 2015, we granted an aggregate of 50,000 market-based restricted common shares to two key employees under one of our stock-based compensation plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $60.00 per share and remaining at or above that price for 30 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $32.06 per share. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	1.60%
Expected volatility	44.00%
Risk-free interest rate	1.70%

The calculated pre-tax stock-based compensation expense for these restricted common shares was determined to be $1,603,000 and will continue to be recognized on a straight-line basis over the remaining vesting period.

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ended or ending May 31, 2016, 2017 and 2018. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair value of our performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2016, fiscal 2015 and fiscal 2014:

(in thousands, except per share amounts)	2016	2015	2014
Granted	87	61	59
Weighted average grant date fair value, per share	$30.12	$42.71	$33.33
Pre-tax stock-based compensation	$2,623	$2,611	$1,958

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

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2016	2015	2014
Defined benefit plan:
Interest cost	$1,621	$1,541	$1,403
Actual return (loss) on plan assets	(1,154)	1,846	2,524
Net amortization and deferral	(356)	(3,641)	(4,175)

Net periodic pension cost (benefit) on defined benefit plan	111	(254)	(248)
Defined contribution plans	13,300	13,270	12,586

Total retirement plan cost	$13,411	$13,016	$12,338

The following actuarial assumptions were used for our defined benefit plan:

	2016	2015	2014
To determine benefit obligation:
Discount rate	3.75%	4.07%	4.38%
To determine net periodic pension cost:
Discount rate	4.07%	4.38%	4.44%
Expected long-term rate of return	7.00%	7.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate, we used the expected cash flows of the benefit payments and the Citigroup Pension Index. The Gerstenslager Plan’s expected long-term rate of return in fiscal 2016, fiscal 2015 and fiscal 2014 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement. In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status for the Gerstenslager Plan during fiscal 2016 and fiscal 2015 as of the respective measurement dates:

(in thousands)	May 31, 2016	May 31, 2015
Change in benefit obligation
Benefit obligation, beginning of year	$40,227	$35,539
Interest cost	1,621	1,541
Actuarial loss	759	3,924
Benefits paid	(1,439)	(777)

Benefit obligation, end of year	$41,168	$40,227

Change in plan assets
Fair value, beginning of year	$28,159	$26,470
Actual return (loss) on plan assets	(1,154)	1,846
Company contributions	-	620
Benefits paid	(1,439)	(777)

Fair value, end of year	$25,566	$28,159

Funded status	$(15,602)	$(12,068)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(15,602)	$(12,068)
Accumulated other comprehensive loss	21,324	17,900
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	21,324	17,900

Total	$21,324	$17,900

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal year ended May 31:

(in thousands)	2016	2015
Net actuarial loss	$(3,858)	$(4,199)
Amortization of net loss	434	327

Total recognized in other comprehensive loss	$(3,424)	$(3,872)

Total recognized in net periodic benefit cost and other comprehensive loss	$(3,535)	$(3,618)

The estimated net loss for the defined benefit plan that will be amortized from AOCI into net periodic pension cost over the fiscal year ending May 31, 2017 is $559,000.

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

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2016:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$340	$340	$-	$-
Bond Funds	12,435	12,435	-	-
Equity Funds	12,791	12,791	-	-

Totals	$25,566	$25,566	$-	$-

The following table sets forth by level within the fair value hierarchy a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2015:

(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment:
Money Market Funds	$1,775	$1,775	$-	$-
Bond Funds	11,524	11,524	-	-
Equity Funds	14,860	14,860	-	-

Totals	$28,159	$28,159	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31, 2016	May 31, 2015
Asset category
Equity securities	50%	53%
Debt securities	49%	41%
Other	1%	6%

Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the actuarial assumptions of the plan; and (iii) to include a strategic asset allocation of 60%-80% equities, including international, and 20%-40% fixed income investments. No employer contributions are expected to be made to the defined benefit plan during fiscal 2017.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted:

(in thousands)
2017	$927
2018	$1,005
2019	$1,099
2020	$1,173
2021	$1,291
2022-2026	$8,470

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $5,939,000 and $5,564,000 at May 31, 2016 and 2015, respectively, and was included in other liabilities on the consolidated balance sheets. Net periodic pension cost for these plans was $617,000, $718,000, and $677,000, for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The assumed salary rate increase was 2.75% for fiscal 2016 and 3.0% for each of fiscal 2015 and fiscal 2014. The discount rate at May 31, 2016, 2015 and 2014 was 1.75%, 1.60%, and 3.25%, respectively. Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note L – Income Taxes

Earnings before income taxes for the years ended May 31 include the following components:

(in thousands)	2016	2015	2014
United States based operations	$180,467	$104,732	$210,783
Non – United States based operations	36,148	8,296	6,718

Earnings before income taxes	216,615	113,028	217,501
Less: Net earnings attributable to noncontrolling interests*	13,913	10,471	8,852

Earnings before income taxes attributable to controlling interest	$202,702	$102,557	$208,649

*	Net earnings attributable to noncontrolling interests are not taxable to Worthington.

Significant components of income tax expense (benefit) for the years ended May 31 were as follows:

(in thousands)	2016	2015	2014
Current
Federal	$42,837	$57,511	$73,149
State and local	2,157	2,731	3,537
Foreign	6,639	5,490	6,579

	51,633	65,732	83,265

Deferred
Federal	7,584	(37,839)	(25,453)
State and local	934	(754)	(1,194)
Foreign	(1,164)	(1,367)	731

	7,354	(39,960)	(25,916)

	$58,987	$25,772	$57,349

Due to the adoption of amended accounting guidance related to the accounting for share-based payments in the current year, as described in “Note A – Summary of Significant Accounting Policies – Recently Issued Accounting Standards,” no tax benefits related to stock-based compensation were credited to additional paid-in capital in fiscal 2016. Tax benefits related to stock-based compensation that were credited to additional paid-in capital were $6,179,000, and $7,115,000 for fiscal 2015 and fiscal 2014, respectively. Tax benefits related to defined benefit pension liability that were credited to OCI were $1,175,000, $1,914,000, and $511,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were $(13,316,000), $6,952,000, and $(1,039,000) for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

A reconciliation of the 35% federal statutory tax rate to total tax provision follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.6	3.0	2.0
Change in state and local valuation allowances	(1.1)	(1.1)	(0.9)
Non-U.S. income taxes at other than 35%	(3.5)	(0.7)	(1.0)
Change in Non-U.S. valuation allowances	0.5	1.2	1.4
Qualified production activities deduction	(2.2)	(5.9)	(3.9)
Acquisition of an additional 10% interest in TWB	-	-	(3.4)
Research & development credits	(0.2)	(0.2)	(1.1)
Tax write off of investment in foreign subsidiary	-	-	(1.1)
Benefit related to foreign tax credits	-	(5.3)	-
Excess benefit related to share-based payment awards	(1.6)	-	-
Other	(0.4)	(0.9)	0.5

Effective tax rate attributable to controlling interest	29.1%	25.1%	27.5%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 27.2%, 22.8% and 26.4% for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The change in effective income tax rates, upon inclusion of net earnings attributable to noncontrolling interests, is primarily a result of our Spartan, Worthington Nitin Cylinders, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas, a foreign corporation, is reported in our consolidated tax expense. Since the consolidation of TWB on July 31, 2013, the tax expense of TWB’s wholly-owned foreign corporations are reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits were $2,827,000, $3,530,000, and $4,110,000 as of May 31, 2016, 2015 and 2014, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $2,035,000 as of May 31, 2016. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2016, 2015 and 2014, we had accrued liabilities of $538,000, $947,000 and $1,049,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at May 31, 2015	$3,530
Increases – tax positions taken in prior years	362
Decreases – tax positions taken in prior years	(530)
Increases – current tax positions	687
Settlements	(755)
Lapse of statutes of limitations	(467)

Balance at May 31, 2016	$2,827

Approximately $404,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2013 and forward

U.S. State and Local – 2012 and forward

Austria – 2013 and forward

Canada – 2012 and forward

Mexico – 2010 and forward

Earnings before income taxes attributable to foreign sources for fiscal 2016, fiscal 2015 and fiscal 2014 were as noted above. As of May 31, 2016, and based on the tax laws in effect at that time, it remains our intention to continue to indefinitely reinvest our undistributed foreign earnings, except for the foreign earnings of our TWB joint venture. Accordingly, no deferred tax liability has been recorded for our foreign earnings, except those that pertain to TWB. Excluding TWB, the undistributed earnings of our foreign subsidiaries at May 31, 2016 were approximately $225,000,000. If such earnings were not permanently reinvested, a deferred tax liability of approximately $15,000,000 would have been required.

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2016	2015
Deferred tax assets
Accounts receivable	$2,786	$1,895
Inventories	6,418	8,051
Accrued expenses	34,035	33,678
Net operating and capital loss carry forwards	12,756	14,326
Tax credit carry forwards	3,127	3,688
Stock-based compensation	22,452	20,434
Derivative contracts	-	9,177
Other	210	247

Total deferred tax assets	81,784	91,496
Valuation allowance for deferred tax assets	(11,796)	(13,036)

Net deferred tax assets	69,988	78,460

Deferred tax liabilities
Property, plant and equipment	(35,521)	(39,433)
Undistributed earnings of unconsolidated affiliates	(42,967)	(35,165)
Derivative contracts	(6,395)	-
Other	(2,484)	(2,150)

Total deferred tax liabilities	(87,367)	(76,748)

Net deferred tax asset (liability)	$(17,379)	$1,712

The above amounts are classified in the consolidated balance sheets as of May 31 as follows:

(in thousands)	2016	2015
Current assets:
Deferred income taxes	$-	$22,034
Noncurrent assets:
Other assets	-	1,173
Noncurrent liabilities:
Deferred income taxes	(17,379)	(21,495)

Net deferred tax asset (liability)	$(17,379)	$1,712

During fiscal 2016, the Company adopted amended accounting guidance that requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The adoption was on a prospective basis and therefore prior periods have not been restated. At May 31, 2016, we had tax benefits for state net operating loss carry forwards of $9,615,000 that expire from fiscal 2017 to the fiscal year ending May 31, 2036, tax benefits for foreign net operating loss carry forwards of $3,141,000 that expire from fiscal 2018 to the fiscal year ending May 31, 2036, and a tax benefit for foreign income tax credit carry forwards of $3,127,000, that expire from fiscal 2025 to the fiscal year ending May 31, 2026.

The valuation allowance for deferred tax assets of $11,796,000 at May 31, 2016 is associated primarily with the net operating loss carry forwards. The valuation allowance includes $9,395,000 for state and $2,401,000 for foreign. The majority of the state valuation allowance relates to our facility in Decatur,

Alabama. The foreign valuation allowance relates to the Company’s operations in Turkey. Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note M – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31:

(in thousands, except per share amounts)	2016	2015	2014
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$143,715	$76,785	$151,300
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	62,469	66,309	68,944
Effect of dilutive securities	2,286	2,174	2,720

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	64,755	68,483	71,664

Basic earnings per share attributable to controlling interest	$2.30	$1.16	$2.19
Diluted earnings per share attributable to controlling interest	2.22	1.12	2.11

Stock options covering 326,585, 97,798, and 7,945 common shares for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

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

Steel Processing:    The Steel Processing operating segment consists of the Worthington Steel business unit and Worthington Steelpac Systems, LLC (“SteelPac”), which designs and manufactures reusable steel custom platforms, racks and pallets for supporting, protecting and handling products throughout the shipping process. Worthington Steel also includes three consolidated joint ventures: Spartan, TWB and WSP. Spartan operates a cold-rolled hot-dipped galvanizing line and TWB operates a laser welded blanking business. WSP serves primarily as a toll processor for U.S. Steel and others. Its services include slitting, blanking, cutting-to-length, laser blanking, laser welding, tension leveling and warehousing. Worthington Steel is an intermediate processor of flat-rolled steel. This operating segment’s processing capabilities include cold reducing, configured blanking, coil fed laser blanking, cutting-to-length, dry-lube, hot-dipped galvanizing, hydrogen annealing, laser welding, pickling, slitting, oscillate slitting, temper rolling, tension leveling, and non-metallic coating, including acrylic and paint coating. Worthington Steel sells to customers principally in the aerospace, agricultural, appliance, automotive, construction, container, hardware, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.

Pressure Cylinders:    The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit and two consolidated joint ventures: Worthington Aritas, a Turkish manufacturer of cryogenic pressure vessels for LNG and other gas storage applications; and dHybrid, which manufactures CNG fuel systems for heavy duty, refuse and other trucks out of a facility in Salt Lake City, Utah. The percentage of consolidated net sales generated by Pressure Cylinders was approximately 30% in each of fiscal 2016, fiscal 2015 and fiscal 2014.

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

•

Alternative Fuels:    This market sector includes composite and steel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks, and to hold propane/autogas for automobiles and light- and medium-duty trucks, as well as CNG fuel systems for heavy duty, refuse and other trucks.

•

Oil & Gas Equipment:    This market sector includes steel and fiberglass storage tanks, separation equipment, controls and other products primarily used in the energy markets, including oil and gas and nuclear. This sector also includes hoists and other marine products which are used principally in shipyard lift systems. This sector also leverages its manufacturing competencies to produce pressure vessels, atmospheric tanks, controls and various custom machined components for other industrial and agricultural end markets.

•

Cryogenics:    This market sector includes cryogenic equipment, systems and services for handling liquid gases. Key product segments include LNG systems for marine and mining applications, liquid nitrogen storage freezers and shipping containers for organic specimens in healthcare markets, and tanks, trailers, and regasification plants for liquefied nitrogen, oxygen, argon, hydrogen, and natural gas.

Engineered Cabs:    This operating segment consists of the Worthington Industries Engineered Cabs business unit, a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications for heavy mobile equipment used primarily in the agricultural, construction, forestry, military and mining industries. Engineered Cabs’ product design, engineering support and broad manufacturing capabilities enable it to produce cabs and structures used in products ranging from small utility equipment to the large earthmovers.

Other:    The Other category includes the Construction Services and Worthington Energy Innovations operating segments, as they do not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in Other.

Construction Services:    The Company is in the process of winding down this business, which involved the supply and construction of single family housing, with a focus on military housing.

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

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2016	2015	2014
Net sales
Steel Processing	$1,843,661	$2,145,744	$1,936,073
Pressure Cylinders	844,898	1,001,402	928,396
Engineered Cabs	121,946	192,953	200,528
Other	9,209	44,135	61,429

Total net sales	$2,819,714	$3,384,234	$3,126,426

Operating income (loss)
Steel Processing	$112,001	$108,707	$119,025
Pressure Cylinders	28,375	58,113	55,004
Engineered Cabs	(19,331)	(97,260)	(26,516)
Other	1,007	(9,003)	(11,760)

Total operating income	$122,052	$60,557	$135,753

Depreciation and amortization
Steel Processing	$38,523	$34,526	$32,882
Pressure Cylinders	32,403	34,953	31,984
Engineered Cabs	6,205	10,184	10,027
Other	7,568	5,426	4,837

Total depreciation and amortization	$84,699	$85,089	$79,730

Impairment of goodwill and long-lived assets
Steel Processing	$-	$3,050	$7,141
Pressure Cylinders	22,962	11,911	32,005
Engineered Cabs	3,000	83,989	19,100
Other	-	1,179	-

Total impairment of goodwill and long-lived assets	$25,962	$100,129	$58,246

Restructuring and other expense (income)
Steel Processing	$4,110	$72	$(3,382)
Pressure Cylinders	392	6,408	(745)
Engineered Cabs	3,570	(332)	-
Other	(895)	779	2,251

Total restructuring and other expense (income)	$7,177	$6,927	$(1,876)

Total assets
Steel Processing	$819,853	$829,116	$850,748
Pressure Cylinders	787,786	804,799	818,720
Engineered Cabs	75,124	94,506	181,251
Other	380,992	356,721	445,662

Total assets	$2,063,755	$2,085,142	$2,296,381

Capital expenditures
Steel Processing	$42,063	$34,546	$16,682
Pressure Cylinders	29,916	35,872	32,364
Engineered Cabs	6,945	8,951	10,351
Other	18,112	16,886	11,941

Total capital expenditures	$97,036	$96,255	$71,338

The following table presents net sales by geographic region for the years ended May 31:

(in thousands)	2016	2015	2014
United States	$2,586,391	$3,175,972	$2,917,484
Europe	143,466	125,778	136,513
Mexico	54,284	56,687	51,430
Canada	21,521	6,464	10,324
Other	14,052	19,333	10,675

Total	$2,819,714	$3,384,234	$3,126,426

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2016	2015
United States	$506,649	$439,296
Europe	49,529	50,520
Mexico	4,903	5,030
Canada	3,711	4,284
Other	18,046	14,060

Total	$582,838	$513,190

Note O – Acquisitions

Fiscal 2016

Worthington Specialty Processing

Effective March 1, 2016, the Company reached an agreement with U.S. Steel, its partner in the WSP joint venture, whereby the Company appoints a majority of the WSP Board of Directors, giving the Company effective control over the operations of WSP. The ownership percentages in WSP remained unchanged at 51% Worthington and 49% U.S. Steel. This transaction was accounted for as a step acquisition, which required that the Company re-measure its previously held 51% ownership interest in WSP to fair value and record the difference between fair value and carrying value as a gain in our consolidated statement of earnings. The re-measurement to fair value resulted in a non-cash, pre-tax gain of $6,877,000, which is included in miscellaneous income in our consolidated statement of earnings for fiscal 2016. The fair value of the Company’s previously held interest in WSP was estimated to be $32,375,000 and was derived using an income approach. The acquired assets became part of our Steel Processing operating segment upon closing.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values. In connection with the acquisition of WSP, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Customer relationships	$3,300	6
Trade name	1,900	Indefinite

Total acquired identifiable intangible assets	$5,200

The total fair value of the business includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The fair value of the business also includes a going-concern element that represents our ability to earn a higher rate of return on this group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash	$6,902
Accounts receivable	10,233
Inventories	3,349
Prepaid expense and other	809
Intangible assets	5,200
Other assets	2,608
Property, plant and equipment	39,511

Total identifiable assets	68,612
Accounts payable	(6,963)
Accrued liabilities	(1,728)

Net identifiable assets	59,921
Goodwill	458

Net assets	60,379
Noncontrolling interest	(28,004)

Total basis allocated	$32,375

The CryoScience business of Taylor Wharton

On December 7, 2015, the Company acquired the net assets of the CryoScience business of Taylor Wharton (“Taylor Wharton CryoScience”), including a manufacturing facility in Theodore, Alabama. The Company also purchased certain intellectual property and manufacturing assets of Taylor Wharton focused on the cryogenic industrial and LNG markets. The total purchase price was $30,584,000 after adjusting for an estimated working capital deficit of $772,000. The acquired assets became part of our Pressure Cylinders operating segment upon closing.

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

The following table summarizes the consideration transferred and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$2,367
Inventories	5,762
Prepaid expenses	208
Intangible assets	5,260
Property, plant and equipment	13,400

Total identifiable assets	26,997
Accounts payable	(2,808)
Other accrued items	(318)

Net assets	23,871
Goodwill	6,713

Purchase price	$30,584
Plus: estimated working capital deficit	772

Cash paid at closing	$31,356

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

Operating results of the acquired businesses have been included in our consolidated statements of earnings from the respective acquisition date, forward, and have been immaterial, individually and in the aggregate. Pro forma results, including the acquired businesses since the beginning of fiscal 2015, would not be materially different than reported results, individually and in the aggregate.

Fiscal 2015

Rome Strip Steel Company, Inc.

On January 16, 2015, the Company acquired the assets of Rome Strip Steel Company, Inc. (“Rome Strip Steel”) for cash consideration of $54,495,000. This amount differs from the $55,312,000 paid at closing due to an estimated working capital deficit of $817,000. Located in Rome, New York, the Rome Strip Steel business manufactures cold-rolled steel to extremely tight tolerances. The acquired assets became part of our Steel Processing operating segment upon closing.

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

dHybrid Systems, LLC

On October 20, 2014, we acquired a 79.59% ownership interest in dHybrid, a manufacturer of CNG systems for heavy duty, refuse and other trucks, for total consideration of $15,918,000, including contingent consideration with an estimated fair value of $3,979,000, and the assumption of certain liabilities. The remaining 20.41% was retained by a founding member. The acquired business became part of our Pressure Cylinders operating segment upon closing.

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

The following table summarizes the consideration transferred for the assets of MEF and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$3,329
Inventories	3,550
Intangible assets	13,600
Property, plant and equipment	166

Total identifiable assets	20,645
Accounts payable	(555)
Other accrued items	(92)
Deferred revenue	(4,808)

Net identifiable assets	15,190
Goodwill	23,251

Cash consideration	$38,441

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

Operating results of the acquired businesses have been included in our consolidated statement of earnings from the respective acquisition date, forward, and have not been material, individually and in the aggregate. Pro forma net sales and net earnings, including the acquired businesses since the beginning of fiscal 2014, would not be materially different than reported results, individually and in the aggregate.

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. At May 31, 2016, we had posted total cash collateral of $255,000 to our margin accounts. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note Q – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2016:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$13,224	Accounts payable	$696
	Other assets	3,589	Other liabilities	80

		16,813		776
Interest rate contracts	Receivables	-	Accounts payable	155
	Other assets	-	Other liabilities	306

		-		461

Totals		$16,813		$1,237

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$4,660	Accounts payable	$761
	Other assets	317	Other liabilities	-

		4,977		761

Foreign exchange contracts	Receivables	-	Accounts payable	15

		-		15

Totals		$4,977		$776

Total Derivative Instruments		$21,790		$2,013

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $300,000 decrease in receivables with a corresponding decrease in accounts payable.

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

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $200,000 decrease in receivables with a corresponding decrease in accounts payable.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at May 31, 2016:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$87,639	June 2016 – December 2017
Interest rate contracts	$17,032	September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges during fiscal 2016 and fiscal 2015:

(in thousands)	Income (Loss) Recognized in OCI (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Income (Loss) Reclassified from Accumulated OCI (Effective Portion)	Location of Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing	Income (Loss) (Ineffective Portion) Excluded from Effectiveness Testing
For the fiscal year ended
May 31, 2016:
Interest rate contracts	$(266)	Interest expense	$(510)	Interest expense	$-
Commodity contracts	7,549	Cost of goods sold	(27,727)	Cost of goods sold	-
Foreign currency contracts	-	Miscellaneous income, net	(4)	Miscellaneous income, net	-

Totals	$7,283		$(28,241)		$-

For the fiscal year ended
May 31, 2015:
Interest rate contracts	$(167)	Interest expense	$(2,538)	Interest expense	$-
Commodity contracts	(29,336)	Cost of goods sold	(8,364)	Cost of goods sold	-
Foreign currency contracts	851	Miscellaneous income, net	855	Miscellaneous income, net	-

Totals	$(28,652)		$(10,047)		$-

The estimated net amount of the gains in AOCI at May 31, 2016 expected to be reclassified into net earnings within the succeeding twelve months is $6,792,000 (net of tax of $4,127,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2016, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2017.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at May 31, 2016:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$33,371	June 2016 – December 2017
Foreign currency contracts	$10,767	May 2017

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2016 and fiscal 2015:

		Income (Loss) Recognized in Earnings
	Location of Income (Loss) Recognized in Earnings	Fiscal Year Ended May 31,
(in thousands)		2016	2015
Commodity contracts	Cost of goods sold	$(1,351)	$(15,432)
Foreign exchange contracts	Miscellaneous income, net	148	-

Total		$(1,203)	$(15,432)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2016, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$21,790	$-	$21,790

Total assets	$-	$21,790	$-	$21,790

Liabilities
Derivative contracts (1)	$-	$2,013	$-	$2,013
Contingent consideration obligations (2)	-	-	4,519	4,519

Total liabilities	$-	$2,013	$4,519	$6,532

At May 31, 2015, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$171	$-	$171

Total assets	$-	$171	$-	$171

Liabilities
Derivative contracts (1)	$-	$22,131	$-	$22,131
Contingent consideration obligations (2)	-	-	3,979	3,979

Total liabilities	$-	$22,131	$3,979	$26,110

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

Non-Recurring Fair Value Measurements

At May 31, 2016, there were no assets or liabilities measured at fair value on a non-recurring basis on the Company’s consolidated balance sheet.

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

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $609,245,000 and $610,028,000 at May 31, 2016 and 2015, respectively. The carrying amount of long-term debt, including current maturities, was $580,844,000 and $580,193,000 at May 31, 2016 and 2015, respectively.

Note R – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $14,683,000, $17,219,000 and $14,677,000 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2016, were as follows:

(in thousands)
2017	$9,569
2018	8,567
2019	7,342
2020	5,800
2021	4,643
Thereafter	5,810

Total	$41,731

Note S – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2016, fiscal 2015 and fiscal 2014 totaled $32,496,000, $32,277,000, and $31,441,000, respectively. Purchases from affiliated companies for fiscal 2016, fiscal 2015 and fiscal 2014 totaled $15,737,000, $8,021,000, and $9,387,000, respectively. Accounts receivable from affiliated companies were $5,152,000 and $5,826,000 at May 31, 2016 and 2015, respectively. Accounts payable to affiliated companies were $107,000 and $11,528,000 at May 31, 2016 and 2015, respectively.

Note T – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2016 and fiscal 2015:

(in thousands, except per share)	Three Months Ended
Fiscal 2016	August 31	November 30	February 29	May 31
Net sales	$758,147	$699,816	$647,080	$714,671
Gross margin	113,016	109,179	95,923	134,475
Impairment of long-lived assets (1)	3,000	22,962	-	-
Net earnings (2)	34,995	25,752	34,143	62,738
Net earnings attributable to controlling interest (2)	31,968	23,376	29,847	58,523
Earnings per share – basic (2)	$0.50	$0.37	$0.48	$0.95
Earnings per share – diluted (2)	0.48	0.36	0.47	0.92

Fiscal 2015	August 31	November 30	February 28	May 31
Net sales	$862,414	$871,012	$804,785	$846,023
Gross margin	129,507	125,223	98,491	110,312
Impairment of goodwill and long-lived assets (1)	1,950	14,235	81,600	2,344
Net earnings (loss)	48,820	31,455	(23,243)	30,226
Net earnings (loss) attributable to controlling interest	44,168	29,462	(25,710)	28,865
Earnings (loss) per share – basic	$0.65	$0.44	$(0.39)	$0.45
Earnings (loss) per share – diluted	0.63	0.43	(0.39)	0.44

(1)	For additional information regarding the Company’s impairment charges, refer to “Note C – Goodwill and Other Long-Lived Assets.”

(2)

Amounts are presented on a revised basis due to the adoption of amended accounting guidance related to the accounting for share-based payments in the fourth quarter of fiscal 2016. As a result of the adoption of this amended accounting guidance, net earnings and net earnings attributable to controlling interest for the three month periods ended August 31, 2015, November 30, 2015 and February 29, 2016 increased $558,000, $136,000 and $271,000, respectively, from the previously reported results. For additional information, refer to “Note A – Summary of Significant Accounting Policies – Recently Issued Accounting Standards.”

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts – Describe (A)	Deductions – Describe (B)	Balance at End of Period

Year Ended May 31, 2016: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,085,000	$1,556,000	$394,000	$456,000	$4,579,000

Year Ended May 31, 2015: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,043,000	$259,000	$-	$217,000	$3,085,000

Year Ended May 31, 2014: Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,408,000	$32,000	$-	$397,000	$3,043,000

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2016). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2016) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key controls over financial reporting, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2016. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Worthington Industries, Inc.:

We have audited Worthington Industries, Inc.’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Worthington Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Worthington Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Worthington Industries, Inc. and subsidiaries as of May 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2016, and our report dated August 1, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

August 1, 2016

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 29, 2016 (the “2016 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2016 Annual Meeting (“Worthington Industries’ Definitive 2016 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2016 (the fiscal year ended May 31, 2016).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2016 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1: ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2016 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2015 Annual Meeting of Shareholders held on September 24, 2015.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1: ELECTION OF DIRECTORS –Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2016 Proxy Statement.

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

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2016 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2016 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Worthington Industries’ Definitive 2016 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2016 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2016 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2016 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Director Independence” and “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2016 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Worthington Industries’ Definitive 2016 Proxy Statement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2016 and 2015

Consolidated Statements of Earnings for the fiscal years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Equity for the fiscal years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2016, 2015 and 2014

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

WORTHINGTON INDUSTRIES, INC.

Date: August 1, 2016	By:	/s/ JOHN P. MCCONNELL
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell John P. McConnell	August 1, 2016	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ B. Andrew Rose B. Andrew Rose	August 1, 2016	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard G. Welch Richard G. Welch	August 1, 2016	Controller (Principal Accounting Officer)

* Kerrii B. Anderson	*	Director

* John B. Blystone	*	Director

* Mark C. Davis	*	Director

* Michael J. Endres	*	Director

* Ozey K. Horton, Jr.	*	Director

* Peter Karmanos, Jr.	*	Director

* Carl A. Nelson, Jr.	*	Director

* Sidney A. Ribeau	*	Director

* Mary Schiavo	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ John P. McConnell	Date: August 1, 2016
John P. McConnell
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit	Description	Location

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998

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

4.9

Amendment No. 1 to Note Agreement, dated June 10, 2015, among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Incorporated herein by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

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

10.20

Form of Notice of Grant and Restricted Stock Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant for 2013, effective as of June 28, 2013, of restricted common shares, which will vest on the third anniversary of the grant date, pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.21

Form of Notice of Grant and Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with each of B. Andrew Rose and Mark A. Russell in order to evidence the grant, effective as of June 28, 2013, of 180,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.22

Form of Restricted Stock Award Agreement for awards granted after June 1, 2014 entered into by Worthington Industries, Inc. in order to evidence the grant, effective as of June 30, 2014, as well as future grants of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

10.23

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore, in order to evidence the grant, effective June 24, 2014, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 1, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

10.24	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (amendment and restatement effective November 1, 2008)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.25	First Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (First Amendment effective September 26, 2013)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

*	Indicates management contract or compensatory plan or arrangement.

10.26

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

10.27	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

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

10.29

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

10.32	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.33	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013)*	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

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

10.35	Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.36	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 26, 2013)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

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

10.38

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.39

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.40

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 1-8399)

10.41

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.42

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.43

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.44

Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.45

Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.46

Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.47

Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.48

Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.49

Amendment No. 11 to Receivables Purchase Agreement, dated as of May 6, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.50

Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.51

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (SEC File No. 1-8399)

10.52

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.53

Amendment No. 15 to Receivables Purchase Agreement, dated as of October 11, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.54

Amendment No. 16 to Receivables Purchase Agreement, dated as of May 23, 2014, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.55

Amendment No. 17 to Receivables Purchase Agreement, dated as of January 16, 2015, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.56	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.57	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 1-8399)

10.58	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.59

Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.60

Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.61

Amendment No. 5, dated as of May 6, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, The Gerstenslager Company and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.62	Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.63

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

10.64	Amendment No. 8, dated as of February 18, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.65	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.66	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.67	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2013 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.68	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.69	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.70	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.71	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for Named Executive Officers*	Filed herewith

10.72	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013	Filed herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2016 of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2016 and 2015;

(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2016, 2015 and 2014;

(iii)	Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2016, 2015 and 2014;

(iv)	Consolidated Statements of Equity for the fiscal years ended May 31, 2016, 2015 and 2014;

(v)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2016, 2015 and 2014; and

(vi)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2016, 2015 and 2014.