Form 10-Q
period 2016-08-31
WORTHINGTON INDUSTRIES INC
filed 2016-10-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On September 30, 2016, the number of Common Shares, without par value, issued and outstanding was 63,496,093.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and global economic conditions generally and within major product markets, including a recurrent slowing economy;
•	the effect of conditions in national and worldwide financial markets;
•	lower oil prices as a factor in demand for products;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, oil and gas, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from Transformation efforts, on a timely basis;

ii

•

the overall success of, and the ability to integrate, newly-acquired businesses and joint ventures, maintain and develop their customers, and achieve synergies and other expected benefits and cost savings therefrom;

•	capacity levels and efficiencies, within facilities, within major product markets and within the industries in which we participate as a whole;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, civil unrest, international conflicts or terrorist activities or other causes;

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

•	the effect of changes to healthcare laws in the United States, which may increase our healthcare and other costs and negatively impact our operations and financial results;
•	cyber security risks; and
•

other risks described from time to time in our filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

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

iii

PART I. FINANCIAL INFORMATION

Item  1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 31, 2016	May 31, 2016
Assets
Current assets:
Cash and cash equivalents	$181,525	$84,188
Receivables, less allowances of $3,866 and $4,579 at August 31, 2016 and May 31, 2016, respectively	416,529	439,688
Inventories:
Raw materials	192,117	162,427
Work in process	104,418	86,892
Finished products	73,198	70,016

Total inventories	369,733	319,335
Income taxes receivable	2,498	10,535
Assets held for sale	10,052	10,079
Prepaid expenses and other current assets	52,129	51,290

Total current assets	1,032,466	915,115
Investments in unconsolidated affiliates	200,048	191,826
Goodwill	246,204	246,067
Other intangible assets, net of accumulated amortization of $52,998 and $49,532 at August 31, 2016 and May 31, 2016, respectively	92,689	96,164
Other assets	29,775	29,254
Property, plant and equipment:
Land	18,537	18,537
Buildings and improvements	259,682	256,973
Machinery and equipment	974,219	945,951
Construction in progress	30,789	48,156

Total property, plant and equipment	1,283,227	1,269,617
Less: accumulated depreciation	702,456	686,779

Total property, plant and equipment, net	580,771	582,838

Total assets	$2,181,953	$2,061,264

Liabilities and equity
Current liabilities:
Accounts payable	$325,299	$290,432
Short-term borrowings	1,534	2,651
Accrued compensation, contributions to employee benefit plans and related taxes	69,204	75,105
Dividends payable	14,212	13,471
Other accrued items	49,453	45,056
Income taxes payable	15,639	2,501
Current maturities of long-term debt	867	862

Total current liabilities	476,208	430,078
Other liabilities	63,229	63,487
Distributions in excess of investment in unconsolidated affiliate	66,192	52,983
Long-term debt	577,408	577,491
Deferred income taxes, net	17,836	17,379

Total liabilities	1,200,873	1,141,418
Shareholders’ equity - controlling interest	855,962	793,371
Noncontrolling interests	125,118	126,475

Total equity	981,080	919,846

Total liabilities and equity	$2,181,953	$2,061,264

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2016	2015
Net sales	$737,549	$758,147
Cost of goods sold	590,267	645,131

Gross margin	147,282	113,016
Selling, general and administrative expense	81,056	75,951
Impairment of long-lived assets	—	3,000
Restructuring and other expense	1,328	3,069

Operating income	64,898	30,996
Other income (expense):
Miscellaneous income (expense), net	863	(578)
Interest expense	(7,870)	(7,854)
Equity in net income of unconsolidated affiliates	34,544	26,581

Earnings before income taxes	92,435	49,145
Income tax expense	23,899	14,150

Net earnings	68,536	34,995
Net earnings attributable to noncontrolling interests	2,969	3,027

Net earnings attributable to controlling interest	$65,567	$31,968

Basic
Average common shares outstanding	61,885	63,993

Earnings per share attributable to controlling interest	$1.06	$0.50

Diluted
Average common shares outstanding	64,337	66,065

Earnings per share attributable to controlling interest	$1.02	$0.48

Common shares outstanding at end of period	62,179	63,343

Cash dividends declared per share	$0.20	$0.19

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2016	2015
Net earnings	$68,536	$34,995
Other comprehensive income (loss):
Foreign currency translation	(665)	1,823
Pension liability adjustment, net of tax	—	(8)
Cash flow hedges, net of tax	625	630

Other comprehensive income (loss)	(40)	2,445

Comprehensive income	68,496	37,440
Comprehensive income attributable to noncontrolling interests	2,973	2,971

Comprehensive income attributable to controlling interest	$65,523	$34,469

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2016	2015
Operating activities:
Net earnings	$68,536	$34,995
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,831	21,440
Impairment of long-lived assets	-	3,000
Provision for (benefit from) deferred income taxes	20	(5,540)
Bad debt (income) expense	(81)	10
Equity in net income of unconsolidated affiliates, net of distributions	3,898	(5,513)
Net loss on sale of assets	4,396	1,606
Stock-based compensation	3,136	3,777
Changes in assets and liabilities:
Receivables	16,954	42,629
Inventories	(50,398)	(7,824)
Prepaid expenses and other current assets	7,162	11,166
Other assets	1,246	442
Accounts payable and accrued expenses	43,061	41,626
Other liabilities	1,144	(3,187)

Net cash provided by operating activities	120,905	138,627

Investing activities:
Investment in property, plant and equipment	(16,316)	(38,497)
Investments in unconsolidated affiliates	-	(1,687)
Proceeds from sale of assets	157	131

Net cash used by investing activities	(16,159)	(40,053)

Financing activities:
Net repayments of short-term borrowings	(1,117)	(68,511)
Proceeds from long-term debt	-	921
Principal payments on long-term debt	(219)	(208)
Proceeds from (payments for) issuance of common shares	5,821	(602)
Payments to noncontrolling interests	-	(3,336)
Repurchase of common shares	-	(27,582)
Dividends paid	(11,894)	(11,551)

Net cash used by financing activities	(7,409)	(110,869)

Increase (decrease) in cash and cash equivalents	97,337	(12,295)
Cash and cash equivalents at beginning of period	84,188	31,067

Cash and cash equivalents at end of period	$181,525	$18,772

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

dHybrid Systems, LLC (“dHybrid”), Spartan Steel Coating, LLC (“Spartan”), TWB Company, L.L.C. (“TWB”), Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”), Worthington Energy Innovations, LLC (“WEI”), and Worthington Specialty Processing (“WSP”) in which we own controlling interests of 79.59%, 52%, 55%, 75%, 75%, and 51%, respectively, are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2017 (“fiscal 2017”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (“fiscal 2016”) of Worthington Industries, Inc. (the “2016 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

In February 2015, amended accounting guidance was issued that revised consolidation requirements in order to provide financial statement users with a more useful presentation of an entity’s economic and operational results. The amended guidance revises the consolidation requirements for limited partnerships, the considerations surrounding the primary beneficiary determination and the consolidation of certain investment funds and is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this amended guidance on a prospective basis effective June 1, 2016. The adoption of this guidance did not impact our financial position or results of operations.

In April 2015, amended accounting guidance was issued that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. The amended guidance does not apply to line-of-credit arrangements. Accordingly, issuance costs related to line-of-credit arrangements will continue to be presented as an asset and amortized ratably over the term of the arrangement. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this guidance on a retrospective basis effective June 1, 2016. As a result, debt issuance costs totaling $2,405,000 and $2,491,000 as of August 31, 2016 and May 31, 2016, respectively, have been presented as a component of the carrying amount of long-term debt reported in our consolidated balance sheets. These amounts were previously capitalized and reported within other assets.

In September 2015, amended accounting guidance was issued regarding adjustments to provisional amounts recorded in conjunction with a business combination. The amended guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which such adjustments are identified, rather than retrospectively adjusting previously reported amounts. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this amended guidance on a prospective basis effective June 1, 2016. The adoption of this guidance did not impact our financial position or results of operations.

In March 2016, amended accounting guidance was issued that simplifies the accounting for share-based payments. The amended guidance impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. The Company early adopted this guidance during the fourth quarter of fiscal 2016. As required for early adoption in an interim period, all adjustments have been reflected as of the beginning of fiscal 2016. Accordingly, income tax expense for the three months ended August 31, 2015 has been restated to reflect excess tax benefits associated with share-based payments totaling $558,000 in current income tax expense, rather than in paid-in capital.

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

In March 2016, amended accounting guidance was issued regarding derivative instruments designated as hedging instruments. The amended guidance clarifies that a change in the counterparty to such a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the change may be applied either prospectively or retrospectively. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

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

In August 2016, amended accounting guidance was issued to clarify the proper cash flow presentation of certain specific types of cash payments and cash receipts. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

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

We received distributions from unconsolidated affiliates totaling $38,442,000 during the three months ended August 31, 2016. We have received cumulative distributions from WAVE in excess of our investment balance totaling $66,192,000 at August 31, 2016. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows.

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	August 31, 2016	May 31, 2016
Cash	$51,269	$112,122
Other current assets	513,318	446,796
Noncurrent assets	355,777	352,370

Total assets	$920,364	$911,288

Current liabilities	$125,082	$112,491
Short-term borrowings	8,315	11,398
Current maturities of long-term debt	2,913	3,297
Long-term debt	265,301	266,942
Other noncurrent liabilities	22,678	21,034
Equity	496,075	496,126

Total liabilities and equity	$920,364	$911,288

	Three Months Ended August 31,
(in thousands)	2016	2015
Net sales	$417,115	$404,463
Gross margin	124,197	89,018
Operating income	94,397	61,246
Depreciation and amortization	6,820	8,097
Interest expense	2,148	2,159
Income tax expense	7,518	2,560
Net earnings	86,067	62,926

The financial results of WSP have been included in the amounts presented in the tables above through March 1, 2016. Effective March 1, 2016, the Company obtained effective control over the operations of WSP. As a result, WSP’s results have been consolidated within the financial results of Steel Processing since that date with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interests.

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

No impairment charges were recognized during the first quarter of fiscal 2017.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for the three months ended August 31, 2016 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$1,831	$190	$(890)	$8	$1,139
Facility exit and other costs	653	1,027	(529)	-	1,151

	$2,484	1,217	$(1,419)	$8	$2,290

Net loss on sale of assets		111

Restructuring and other expense		$1,328

Facility exit costs in the current year consisted primarily of costs incurred in connection with the closures of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”) and the Florence, South Carolina facility in Engineered Cabs.

The total liability as of August 31, 2016 is expected to be paid in the next twelve months.

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

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2016, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $10,198,000 at August 31, 2016. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility typically have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Fed Funds rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at August 31, 2016.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which expires in January 2018. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of August 31, 2016, no undivided ownership interests in this pool of accounts receivable had been sold.

We also had letters of credit totaling $15,359,000 outstanding as of August 31, 2016. These letters of credit have been issued to third parties and had no amounts drawn against them at August 31, 2016.

NOTE H – Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the three months ended August 31:

	2016			2015
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(665)	$-	$(665)	$1,823	$-	$1,823
Pension liability adjustment	-	-	-	(8)	-	(8)
Cash flow hedges	1,088	(463)	625	1,238	(608)	630

Other comprehensive income (loss)	$423	$(463)	$(40)	$3,053	$(608)	$2,445

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the three months ended August 31, 2016:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interests	Total
Balance at May 31, 2016	$298,984	$(28,565)	$522,952	$793,371	$126,475	$919,846
Net earnings	-	-	65,567	65,567	2,969	68,536
Other comprehensive income (loss)	-	(45)	-	(45)	5	(40)
Common shares issued, net of withholding tax	5,821	-	-	5,821	-	5,821
Common shares in NQ plans	634	-	-	634	-	634
Stock-based compensation	3,491	-	-	3,491	-	3,491
Cash dividends declared	-	-	(12,877)	(12,877)	-	(12,877)
Dividends to noncontrolling interest	-	-	-	-	(4,331)	(4,331)

Balance at August 31, 2016	$308,930	$(28,610)	$575,642	$855,962	$125,118	$981,080

The components of the changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2016	$(18,728)	$(17,061)	$7,224	$(28,565)
Other comprehensive income (loss) before reclassifications	(670)	-	733	63
Reclassification adjustments to income (a)	-	-	355	355
Income taxes	-	-	(463)	(463)

Balance as of August 31, 2016	$(19,398)	$(17,061)	$7,849	$(28,610)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE N – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2016, we granted non-qualified stock options covering a total of 111,000 common shares under our stock-based compensation plans. The option price of $42.30 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $11.60 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,146,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.59%
Expected volatility	36.86%
Risk-free interest rate	1.15%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2016, we granted an aggregate of 115,625 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $42.30 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $4,353,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2017, 2018 and 2019. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the three months ended August 31, 2016, we granted performance share awards covering an aggregate of 68,500 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,809,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the three months ended August 31, 2016 and August 31, 2015 reflected estimated annual effective income tax rates of 31.2% and 31.7%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation), and TWB’s wholly-owned foreign corporations, is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2017 could be materially different from the forecasted rate as of August 31, 2016.

NOTE L – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the three months ended August 31, 2016 and 2015:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2016	2015
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$65,567	$31,968
Denominator:
Denominator for basic earnings per share attributable to controlling interest – weighted average common shares	61,885	63,993
Effect of dilutive securities	2,452	2,072

Denominator for diluted earnings per share attributable to controlling interest – adjusted weighted average common shares	64,337	66,065

Basic earnings per share attributable to controlling interest	$1.06	$0.50
Diluted earnings per share attributable to controlling interest	$1.02	$0.48

Stock options and restricted common shares covering 161,429 and 318,904 common shares for the three months ended August 31, 2016 and 2015, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

NOTE M – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2016	2015
Net sales
Steel Processing	$505,674	$490,800
Pressure Cylinders	205,209	224,394
Engineered Cabs	25,581	38,617
Other	1,085	4,336

Total net sales	$737,549	$758,147

Operating income (loss)
Steel Processing	$54,782	$23,638
Pressure Cylinders	14,105	16,819
Engineered Cabs	(1,843)	(9,291)
Other	(2,146)	(170)

Total operating income	$64,898	$30,996

Impairment of long-lived assets
Steel Processing	$-	$-
Pressure Cylinders	-	-
Engineered Cabs	-	3,000
Other	-	-

Total impairment of long-lived assets	$-	$3,000

Restructuring and other expense (income)
Steel Processing	$966	$462
Pressure Cylinders	146	731
Engineered Cabs	206	1,878
Other	10	(2)

Total restructuring and other expense	$1,328	$3,069

(in thousands)	August 31, 2016	May 31, 2016
Total assets
Steel Processing	$871,588	$819,853
Pressure Cylinders	766,070	787,786
Engineered Cabs	70,471	75,124
Other	473,824	378,501

Total assets	$2,181,953	$2,061,264

NOTE N – Derivative Instruments and Hedging Activities

We utilize derivative instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, foreign currency exchange rate risk and commodity price risk. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments and therefore do not qualify for hedge accounting. These derivative instruments are adjusted to current fair value through earnings at the end of each period.

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

Foreign Currency Rate Risk Management – We conduct business in several major international currencies and are therefore subject to risks associated with changing foreign currency exchange rates. We enter into various contracts that change in value as foreign currency exchange rates change to manage this exposure. Such contracts limit exposure to both favorable and unfavorable currency fluctuations. The translation of foreign currencies into United States dollars also subjects us to exposure related to fluctuating foreign currency exchange rates; however, derivative instruments are not used to manage this risk.

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. At August 31, 2016, we had posted total cash collateral of $152,000 to our margin accounts. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “NOTE O – Fair Value” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at August 31, 2016:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$10,337	Accounts payable	$31
	Other assets	850	Other liabilities	-

		11,187		31

Interest rate contracts	Receivables	-	Accounts payable	175
	Other assets	-	Other liabilities	320

		-		495

Totals		$11,187		$526

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$3,737	Accounts payable	$151
	Other assets	75	Other liabilities	-

		3,812		151

Foreign currency contracts	Receivables	-	Accounts payable	31

Totals		$3,812		$182

Total Derivative Instruments		$14,999		$708

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the aggregate impact would have been a $200,000 decrease in receivables with a corresponding decrease in accounts payable.

The following table summarizes the fair value of our derivative instruments and the financial statement caption in which they were recorded in the consolidated balance sheet at May 31, 2016:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$13,224	Accounts payable	$696
	Other assets	3,589	Other liabilities	80

		16,813		776

Interest rate contracts	Receivables	-	Accounts payable	155
	Other assets	-	Other liabilities	306

		-		461

Totals		$16,813		$1,237

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$4,660	Accounts payable	$761
	Other assets	317	Other liabilities	-

		4,977		761

Foreign currency contracts	Receivables	-	Accounts payable	15

		-		15

Totals		$4,977		$776

Total Derivative Instruments		$21,790		$2,013

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the aggregate impact would have been a $300,000 decrease in receivables with a corresponding decrease in accounts payable.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rates and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same financial statement caption associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at August 31, 2016:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$60,267	September 2016 - December 2017
Interest rate contracts	17,072	September 2019

The following table summarizes the gain (loss) recognized in OCI and the loss reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended August 31, 2016 and 2015:

		Location of		Location of
		Loss	Loss	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain (Loss)	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months ended August 31, 2016:
Commodity contracts	$769	Cost of goods sold	$(252)	Cost of goods sold	$-
Interest rate contracts	(36)	Interest expense	(103)	Interest expense	-

Totals	$733		$(355)		$-

For the three months ended August 31, 2015:
Commodity contracts	$(8,126)	Cost of goods sold	$(9,187)	Cost of goods sold	$-
Interest rate contracts	34	Interest expense	(139)	Interest expense	-
Foreign currency contracts	-	Miscellaneous income, net	(4)	Miscellaneous income, net	-

Totals	$(8,092)		$(9,330)		$-

The estimated net amount of the losses recognized in accumulated OCI at August 31, 2016 expected to be reclassified into net earnings within the succeeding twelve months is $9,008,000 (net of tax of $5,568,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2016, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2017 and 2018.

Economic (Non-designated) Hedges

We enter into foreign currency contracts to manage our foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment. We also enter into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2016:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$24,809	September 2016 - August 2018
Foreign currency contracts	18,847	September 2016 - August 2017

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended August 31, 2016 and 2015:

		Gain (Loss) Recognized
		in Earnings for the Three Months Ended
	Location of Gain (Loss)	August 31,
(in thousands)	Recognized in Earnings	2016	2015
Commodity contracts	Cost of goods sold	$2,908	$(2,755)
Foreign currency contracts	Miscellaneous expense, net	(66)	—

Total		$2,842	$(2,755)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At August 31, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$14,999	$-	$14,999

Total assets	$-	$14,999	$-	$14,999

Liabilities
Derivative contracts (1)	$-	$708	$-	$708
Contingent consideration obligation (2)	-	-	4,519	4,519

Total liabilities	$-	$708	$4,519	$5,227

At May 31, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$21,790	$-	$21,790

Total assets	$-	$21,790	$-	$21,790

Liabilities
Derivative contracts (1)	$-	$2,013	$-	$2,013
Contingent consideration obligations (2)	-	-	4,519	4,519

Total liabilities	$-	$2,013	$4,519	$6,532

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $611,710,000 and $609,245,000 at August 31, 2016 and May 31, 2016, respectively. The carrying amount of long-term debt, including current maturities, was $578,275,000 and $578,353,000 at August 31, 2016 and May 31, 2016, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I - Item 1A. - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (“fiscal 2016”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

As of August 31, 2016, excluding our joint ventures, we operated 29 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segment consists of Worthington Energy Innovations (“WEI”), which does not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, and therefore is combined and reported in the “Other” category.

We also held equity positions in 12 active joint ventures, which operated 51 manufacturing facilities worldwide, as of August 31, 2016. Six of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portion of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining six of these joint ventures are accounted for using the equity method.

Overview

The Company benefited from rising steel prices and strong demand in the automotive and construction end markets during the first quarter of fiscal 2017. Increases in flat steel prices during the first half of calendar 2016 led to an improved pricing spread in Steel Processing and had a significant impact on earnings. Weakness in the oil & gas equipment end market continues to weigh on our Pressure Cylinders business. The Company has reduced costs in an attempt to match demand in this market.

Equity in net income of unconsolidated affiliates (“equity income”) was up $7.9 million, or 30%, from the prior year quarter driven by a $6.0 million increase at ClarkDietrich and improvements at ArtiFlex and Serviacero. Lower steel costs and strong automotive and construction markets in the U.S. are benefiting these businesses. We received distributions from unconsolidated joint ventures of $38.4 million during the quarter.

Recent Business Developments

•	During the quarter, the Company completed the exit of the businesses within its former Construction Services operating segment.

•

On September 28, 2016, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.20 per share payable on December 29, 2016 to shareholders of record on December 15, 2016.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first quarter of each of fiscal 2017 and fiscal 2016 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 63% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive end market.

Approximately 13% of the net sales of our Steel Processing operating segment and 52% of the net sales of our Engineered Cabs operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 24% and 48% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended August 31,
	2016	2015	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.5%	1.4%	0.1%
Hot-Rolled Steel ($ per ton) [2]	$617	$461	$156
Detroit Three Auto Build (000’s vehicles) [3]	2,380	2,318	62
No. America Auto Build (000’s vehicles) [3]	4,563	4,393	170
Zinc ($ per pound) [4]	$0.84	$0.88	$(0.04)
Natural Gas ($ per mcf) [5]	$2.00	$2.78	$(0.78)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.39	$2.75	$(0.36)
Crude Oil - WTI ($ per barrel) [6]	$46.04	$51.20	$(5.16)

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2017 (first quarter), fiscal 2016 and fiscal 2015:

(Dollars per ton 1 )
	Fiscal Year
	2017	2016	2015
1st Quarter	$617	$461	$673
2nd Quarter	N/A	$419	$651
3rd Quarter	N/A	$383	$578
4th Quarter	N/A	$507	$464
Annual Avg.	N/A	$443	$592

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the first quarter of fiscal 2017. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2017, overall vehicle production for the Detroit Three automakers was up 3% and North American vehicle production as a whole increased 4%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2017 Compared to Fiscal 2016

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$737.5	100.0%	$758.1	100.0%	$(20.6)
Cost of goods sold	590.2	80.0%	645.1	85.1%	(54.9)

Gross margin	147.3	20.0%	113.0	14.9%	34.3
Selling, general and administrative expense	81.1	11.0%	75.9	10.0%	5.2
Impairment of long-lived assets	—	0.0%	3.0	0.4%	(3.0)
Restructuring and other expense	1.3	0.2%	3.1	0.4%	(1.8)

Operating income	64.9	8.8%	31.0	4.1%	33.9
Miscellaneous income (expense), net	0.9	0.1%	(0.6)	-0.1%	1.5
Interest expense	(7.9)	-1.1%	(7.9)	-1.0%	—
Equity in net income of unconsolidated affiliates (1)	34.5	4.7%	26.6	3.5%	7.9
Income tax expense	(23.9)	-3.2%	(14.1)	-1.9%	(9.8)

Net earnings	68.5	9.3%	35.0	4.6%	33.5
Net loss attributable to noncontrolling interests	(2.9)	-0.4%	(3.0)	-0.4%	0.1

Net earnings attributable to controlling interest	$65.6	8.9%	$32.0	4.2%	$33.6

(1) Equity income by unconsolidated affiliate
WAVE	$20.7		$22.0		$(1.3)
ClarkDietrich	8.6		2.6		6.0
Serviacero	2.0		0.8		1.2
ArtiFlex	2.9		1.5		1.4
WSP	—		0.8		(0.8)
Other	0.3		(1.1)		1.4

Total	$34.5		$26.6		$7.9

Net earnings attributable to controlling interest for the three months ended August 31, 2016 increased $33.6 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales decreased $20.6 million from the comparable period in the prior year on lower volume, partially offset by higher average selling prices. Lower overall volume reduced net sales by $28.6 million on decreases in certain Pressure Cylinders businesses and Engineered Cabs, partially offset by contributions from the consolidation of the WSP joint venture effective March 1, 2016.

•

Gross margin increased $34.3 million from the comparable period in the prior year on a favorable pricing spread in Steel Processing due primarily to inventory holding gains in the current quarter compared to inventory holding losses in the prior year quarter, partially offset by lower volume in Pressure Cylinders.

•

SG&A expense increased $5.2 million over the comparable prior year period driven by the impact of acquisitions, higher profit sharing and bonus expense and a $1.5 million increase in accrued legal expense.

•

Restructuring and other expense of $1.3 million in the current period consisted primarily of $0.8 million of facility exist costs related to the ongoing closure of Precision Specialty Metals (“PSM”) and $0.2 million of facility exit costs related to the closure of the Florence, South Carolina facility in Engineered Cabs. For additional financial information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•	Interest expense of $7.9 million was unchanged from the comparable period in the prior year.

•

Equity income increased $7.9 million from the comparable period in the prior year to $34.5 million driven primarily by a $6.0 million increase at ClarkDietrich and improvements at ArtiFlex and Serviacero. Lower steel costs and strong automotive and construction markets in the U.S. are benefiting these businesses. We received distributions of $38.4 million from our unconsolidated affiliates during the quarter. For additional financial regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $9.8 million from the comparable period in the prior year due primarily to higher earnings. The increase in tax expense was partially offset by the following items recorded in the current quarter: (i) a $4.6 million tax benefit associated with share-based payment awards, and (ii) a $1.2 million tax benefit related to foreign tax credits. The current quarter expense was calculated using an estimated annual effective income tax rate of 31.2% versus 31.7% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$505.7	100.0%	$490.8	100.0%	$14.9
Cost of goods sold	413.0	81.7%	433.8	88.4%	(20.8)

Gross margin	92.7	18.3%	57.0	11.6%	35.7
Selling, general and administrative expense	36.9	7.3%	32.9	6.7%	4.0
Restructuring and other expense	1.0	0.2%	0.5	0.1%	0.5

Operating income	$54.8	10.8%	$23.6	4.8%	$31.2

Material cost	$312.7		$348.2		$(35.5)
Tons shipped (in thousands)	1,032		866		166

Net sales and operating highlights were as follows:

•

Net sales increased $14.9 million from the comparable period in the prior year on the combined impact of higher volume and higher average selling prices. Higher volume favorably impacted net sales by $8.9 million and was driven by the consolidation of the WSP joint venture effective March 1, 2016, partially offset by the closure of the Company’s stainless steel business, PSM. The remaining increase in net sales was due to higher average selling prices. The mix of direct versus toll tons processed was 52% to 48% compared to 60% to 40% in the prior year quarter. The change in mix was primarily the result of the consolidation of the WSP joint venture.

•

Operating income increased $31.2 million from the comparable period in the prior year driven by a higher spread between average selling prices and material cost due primarily to inventory holding gains in the current quarter compared to inventory holding losses in the prior year quarter. Higher SG&A expense, driven by the consolidation of WSP and higher profit sharing and bonus expense, combined with current period restructuring activities partially offset the overall increase in operating income. Restructuring and other expense in the current quarter consisted primarily of costs related to the ongoing closure of PSM.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$205.2	100.0%	$224.4	100.0%	$(19.2)
Cost of goods sold	154.0	75.0%	170.0	75.8%	(16.0)

Gross margin	51.2	25.0%	54.4	24.2%	(3.2)
Selling, general and administrative expense	37.0	18.0%	36.9	16.4%	0.1
Restructuring and other expense	0.1	0.0%	0.7	0.3%	(0.6)

Operating income	$14.1	6.9%	$16.8	7.5%	$(2.7)

Material cost	$85.5		$99.1		$(13.6)

Net sales by principal class of products:
Consumer products	$60.6		$55.0		$5.6
Industrial products	90.0		105.1		(15.1)
Alternative fuels	29.8		24.8		5.0
Oil & gas equipment	14.5		32.9		(18.4)
Cryogenics	10.3		6.6		3.7

Total Pressure Cylinders	$205.2		$224.4		$(19.2)

Units shipped by principal class of products:
Consumer products	12,088,912		11,977,945		110,967
Industrial products	6,561,139		7,147,952		(586,813)
Alternative fuels	136,062		91,956		44,106
Oil & gas equipment	756		1,320		(564)
Cryogenics	4,854		237		4,617

Total Pressure Cylinders	18,791,723		19,219,410		(427,687)

Net sales and operating highlights were as follows:

•

Net sales decreased $19.2 million from the comparable period in the prior year. The decrease was driven almost exclusively by lower overall volume due primarily to declines in the oil & gas equipment and industrial products businesses.

•

Operating income decreased $2.7 million from the comparable period in the prior year primarily due to declines in the oil & gas equipment business, as improvements in the consumer products business offset smaller declines in the industrial products and cryogenics businesses.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended August 31,
(In millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$25.6	100.0%	$38.6	100.0%	$(13.0)
Cost of goods sold	23.3	91.0%	37.6	97.4%	(14.3)

Gross margin	2.3	9.0%	1.0	2.6%	1.3
Selling, general and administrative expense	3.9	15.2%	5.4	14.0%	(1.5)
Impairment of long-lived assets	-	0.0%	3.0	7.8%	(3.0)
Restructuring and other expense	0.2	0.8%	1.9	4.9%	(1.7)

Operating loss	$(1.8)	-7.0%	$(9.3)	-24.1%	$7.5

Material cost	$11.2		$18.0		$(6.8)

Net sales and operating highlights were as follows:

•	Net sales decreased $13.0 million from the comparable period in the prior year due to declines in market demand.

•	Operating loss improved $7.5 million to $1.8 million, primarily due to lower impairment and restructuring charges, improved gross margin and lower SG&A expense.

Other

The Other category includes the WEI operating segment, which does not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category, including costs associated with our captive insurance company. The following table presents a summary of operating results for the Other category for the periods indicated:

	Three Months Ended August 31,
(In millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$1.1	100.0%	$4.3	100.0%	$(3.2)
Cost of goods sold	-	0.0%	3.7	86.0%	(3.7)

Gross margin	1.1	100.0%	0.6	14.0%	0.5
Selling, general and administrative expense	3.2	290.9%	0.8	18.6%	2.4

Operating loss	$(2.1)	-190.9%	$(0.2)	-4.7%	$(1.9)

Net sales and operating highlights were as follows:

•	Net sales decreased $3.2 million from the comparable period in the prior year as the former Construction Services operating segment has ceased operations.

•	Operating loss of $2.1 million in the current period was driven primarily by a $1.5 million increase in accrued legal expense.

Liquidity and Capital Resources

During the three months ended August 31, 2016, we generated $120.9 million of cash from operating activities, invested $16.3 million in property, plant and equipment, and paid dividends of $11.9 million on our common shares. The following table summarizes our consolidated cash flows for the three months ended August 31, 2016 and 2015:

	Three Months Ended
	August 31,
(in millions)	2016	2015
Net cash provided by operating activities	$120.9	$138.6
Net cash used by investing activities	(16.2)	(40.1)
Net cash used by financing activities	(7.4)	(110.8)

Increase (decrease) in cash and cash equivalents	97.3	(12.3)
Cash and cash equivalents at beginning of period	84.2	31.1

Cash and cash equivalents at end of period	$181.5	$18.8

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

Net cash provided by operating activities was $120.9 million during the three months ended August 31, 2016 compared to $138.6 million in the comparable period of fiscal 2016. The decrease was driven primarily by an increase in working capital levels as a result of higher average steel prices partially offset by higher net earnings.

Investing Activities

Net cash used by investing activities was $16.2 million during the three months ended August 31, 2016 compared to $40.1 million in the prior year period. The decrease from the prior year period was driven primarily by lower capital expenditures.

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

Financing Activities

Net cash used by financing activities was $7.4 million during the three months ended August 31, 2016 compared to $110.8 million in the comparable prior year period. During the first three months of fiscal 2017, we paid dividends of $11.9 million on our common shares and received $5.8 million of proceeds from the issuance of common shares.

As of August 31, 2016, we were in compliance with our short-term and long-term financial debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at August 31, 2016 were unchanged from those reported as of May 31, 2016.

Common shares - The Board declared a quarterly dividend of $0.20 per common share for the first quarter of fiscal 2017 compared to $0.19 per common share for the first quarter of fiscal 2016. Dividends paid on our common shares totaled $11.9 million and $11.6 million during the three months ended August 31, 2016 and 2015, respectively. On September 28, 2016, the Board declared a quarterly dividend of $0.20 per common share payable on December 29, 2016 to shareholders of record on December 15, 2016.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. A total of 5,953,855 common shares have been repurchased under this authorization, leaving 4,046,145 common shares available for repurchase. No common shares were repurchased under this authorization during the first quarter of fiscal 2017.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2016 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE G – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2016, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $10.2 million at August 31, 2016. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

Recently Adopted Accounting Standards

In February 2015, amended accounting guidance was issued that revised consolidation requirements in order to provide financial statement users with a more useful presentation of an entity’s economic and operational results. The amended guidance revises the consolidation requirements for limited partnerships, the considerations surrounding the primary beneficiary determination and the consolidation of certain investment funds and is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this amended guidance on a prospective basis effective June 1, 2016. The adoption of this guidance did not impact our financial position or results of operations.

In April 2015, amended accounting guidance was issued that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. The amended guidance does not apply to line-of-credit arrangements. Accordingly, issuance costs related to line-of-credit arrangements will continue to be presented as an asset and amortized ratably over the term of the arrangement. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this guidance on a retrospective basis effective June 1, 2016. As a result, debt issuance costs totaling $2.4 million and $2.5 million as of August 31, 2016 and May 31, 2016, respectively, have been presented as a component of the carrying amount of long-term debt reported in our consolidated balance sheets. These amounts were previously capitalized and reported within other assets.

In September 2015, amended accounting guidance was issued regarding adjustments to provisional amounts recorded in conjunction with a business combination. The amended guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which such adjustments are identified, rather than retrospectively adjusting previously reported amounts. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this amended guidance on a prospective basis effective June 1, 2016. The adoption of this guidance did not impact our financial position or results of operations.

In March 2016, amended accounting guidance was issued that simplifies the accounting for share-based payments. The amended guidance impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. The Company early adopted this guidance during the fourth quarter of fiscal 2016. As required for early adoption in an interim period, all adjustments have been reflected as of the beginning of fiscal 2016. Accordingly, income tax expense for the three months ended August 31, 2015 has been restated to reflect excess tax benefits associated with share-based payments totaling $558,000 in current income tax expense, rather than in paid-in capital.

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

In March 2016, amended accounting guidance was issued regarding derivative instruments designated as hedging instruments. The amended guidance clarifies that a change in the counterparty to such a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the change may be applied either prospectively or retrospectively. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

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

In August 2016, amended accounting guidance was issued to clarify the proper cash flow presentation of certain specific types of cash payments and cash receipts. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the amended guidance on our ongoing financial reporting.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2016 Form 10-K.

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

No impairment charges were recognized during the first quarter of fiscal 2017.

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

The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in our consolidated statements of earnings. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset to its carrying value. If the carrying value of the intangible asset exceeds its fair value, the difference is recorded as an impairment charge in our consolidated statements of earnings. We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2016 and concluded that the fair value of each reporting unit exceeded its carrying value; therefore, no impairment charges were recognized. Additionally, no impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the three months ended August 31, 2016.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II - Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2016). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2016) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2016 (the “2016 Form 10-K”), as filed with the Securities and Exchange Commission on August 1, 2016, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2016 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2016 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2016 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2016:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1-30, 2016 (2)	86,060	$39.87	-	4,046,145
July 1-31, 2016	-	$-	-	4,046,145
August 1-31, 2016	-	$-	-	4,046,145

Total	86,060	$39.87	-

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 26, 2014, Worthington Industries, Inc. announced that on June 25, 2014, the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 4,046,145 common shares were available under this repurchase authorization at August 31, 2016.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 86,060 common shares surrendered by employees in June 2016 to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted common shares. These common shares were not counted against the share repurchase authorization in effect throughout the first quarter of fiscal 2017 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (Incorporated herein by reference to Exhibit 10.65 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2016 (SEC File No. 1-8399))

10.2	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for Named Executive Officers (Incorporated herein by reference to Exhibit 10.71 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2016 (SEC File No. 1-8399))

10.3	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated October 3, 2016 and filed with the SEC on the same day (SEC File No. 1-8399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2016 and May 31, 2016;
(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2016 and 2015;
(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2016 and 2015;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2016 and 2015; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 11, 2016	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 10.65 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.2	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for Named Executive Officers	Incorporated herein by reference to Exhibit 10.71 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.3	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated October 3, 2016 and filed with the SEC on the same day (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at August 31, 2016 and May 31, 2016;

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2016 and 2015;

(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2016 and 2015;

(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2016 and 2015; and

(v)	Notes to Consolidated Financial Statements.