Form 10-Q
period 2016-11-30
WORTHINGTON INDUSTRIES INC
filed 2017-01-06
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On December 30, 2016, the number of Common Shares, without par value, issued and outstanding was 63,673,654.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and global economic conditions generally and within major product markets, including a recurrent slowing global economy;
•	the effect of conditions in national and worldwide financial markets;
•	lower oil prices as a factor in demand for products;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, oil and gas, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from Transformation initiatives, on a timely basis;

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30, 2016	May 31, 2016
Assets
Current assets:
Cash and cash equivalents	$175,180	$84,188
Receivables, less allowances of $3,499 and $4,579 at November 30, 2016 and May 31, 2016, respectively	429,011	439,688
Inventories:
Raw materials	168,586	162,427
Work in process	85,933	86,892
Finished products	83,339	70,016

Total inventories	337,858	319,335
Income taxes receivable	7,997	10,535
Assets held for sale	10,050	10,079
Prepaid expenses and other current assets	47,385	51,290

Total current assets	1,007,481	915,115
Investments in unconsolidated affiliates	203,508	191,826
Goodwill	243,918	246,067
Other intangible assets, net of accumulated amortization of $56,220 and $49,532 at November 30, 2016 and May 31, 2016, respectively	88,588	96,164
Other assets	27,914	29,254
Property, plant and equipment:
Land	18,397	18,537
Buildings and improvements	257,950	256,973
Machinery and equipment	973,941	945,951
Construction in progress	34,732	48,156

Total property, plant and equipment	1,285,020	1,269,617
Less: accumulated depreciation	713,705	686,779

Total property, plant and equipment, net	571,315	582,838

Total assets	$2,142,724	$2,061,264

Liabilities and equity
Current liabilities:
Accounts payable	$278,192	$290,432
Short-term borrowings	497	2,651
Accrued compensation, contributions to employee benefit plans and related taxes	65,308	75,105
Dividends payable	14,182	13,471
Other accrued items	41,815	45,056
Income taxes payable	3,364	2,501
Current maturities of long-term debt	873	862

Total current liabilities	404,231	430,078
Other liabilities	63,910	63,487
Distributions in excess of investment in unconsolidated affiliate	67,516	52,983
Long-term debt	576,038	577,491
Deferred income taxes, net	20,267	17,379

Total liabilities	1,131,962	1,141,418
Shareholders’ equity—controlling interest	884,940	793,371
Noncontrolling interests	125,822	126,475

Total equity	1,010,762	919,846

Total liabilities and equity	$2,142,724	$2,061,264

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
Net sales	$727,780	$699,816	$1,465,329	$1,457,963
Cost of goods sold	604,977	590,637	1,195,244	1,235,768

Gross margin	122,803	109,179	270,085	222,195
Selling, general and administrative expense	76,487	72,722	157,543	148,673
Impairment of long-lived assets	—	22,962	—	25,962
Restructuring and other expense	3,272	1,523	4,600	4,592

Operating income	43,044	11,972	107,942	42,968
Other income (expense):
Miscellaneous income, net	872	996	1,735	418
Interest expense	(7,658)	(7,799)	(15,528)	(15,653)
Equity in net income of unconsolidated affiliates	27,124	29,247	61,668	55,828

Earnings before income taxes	63,382	34,416	155,817	83,561
Income tax expense	13,515	8,665	37,414	22,815

Net earnings	49,867	25,751	118,403	60,746
Net earnings attributable to noncontrolling interests	3,302	2,375	6,271	5,402

Net earnings attributable to controlling interest	$46,565	$23,376	$112,132	$55,344

Basic
Average common shares outstanding	62,348	62,676	62,115	63,338

Earnings per share attributable to controlling interest	$0.75	$0.37	$1.81	$0.87

Diluted
Average common shares outstanding	64,725	64,663	64,599	65,350

Earnings per share attributable to controlling interest	$0.72	$0.36	$1.74	$0.85

Common shares outstanding at end of period	62,562	62,101	62,562	62,101

Cash dividends declared per share	$0.20	$0.19	$0.40	$0.38

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
Net earnings	$49,867	$25,751	$118,403	$60,746
Other comprehensive income (loss):
Foreign currency translation	(7,517)	(9,214)	(8,182)	(7,391)
Pension liability adjustment, net of tax	—	—	—	(8)
Cash flow hedges, net of tax	1,652	(2,523)	2,277	(1,893)

Other comprehensive loss	(5,865)	(11,737)	(5,905)	(9,292)

Comprehensive income	44,002	14,014	112,498	51,454
Comprehensive income attributable to noncontrolling interests	3,155	1,760	6,128	4,731

Comprehensive income attributable to controlling interest	$40,847	$12,254	$106,370	$46,723

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
Operating activities:
Net earnings	$49,867	$25,751	$118,403	$60,746
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,645	20,547	43,476	41,987
Impairment of long-lived assets	—	22,962	—	25,962
Provision for (benefit from) deferred income taxes	2,316	(9,851)	2,336	(15,391)
Bad debt (income) expense	232	(2)	151	8
Equity in net income of unconsolidated affiliates, net of distributions	(2,824)	(10,389)	1,074	(15,902)
Net (gain) loss on sale of assets	(2,912)	(5,854)	1,484	(4,248)
Stock-based compensation	3,824	3,880	6,960	7,657
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(7,156)	23,474	9,798	66,103
Inventories	31,875	31,645	(18,523)	23,821
Prepaid expenses and other current assets	(1,737)	17,467	5,425	28,633
Other assets	1,165	(3,245)	2,411	(2,803)
Accounts payable and accrued expenses	(65,946)	(72,846)	(22,885)	(31,220)
Other liabilities	950	7,487	2,094	4,300

Net cash provided by operating activities	31,299	51,026	152,204	189,653

Investing activities:
Investment in property, plant and equipment	(14,730)	(21,995)	(31,046)	(60,492)
Acquisitions, net of cash acquired	—	(2,950)	—	(2,950)
Investments in unconsolidated affiliates	—	(226)	—	(1,913)
Proceeds from sale of assets	799	9,325	956	9,456

Net cash used by investing activities	(13,931)	(15,846)	(30,090)	(55,899)

Financing activities:
Net proceeds from (repayments of) short-term borrowings	(1,037)	27,499	(2,154)	(41,012)
Proceeds from long-term debt	—	—	—	921
Principal payments on long-term debt	(218)	(220)	(437)	(428)
Proceeds from issuance of common shares, net of tax withholdings	(2,849)	3,666	2,972	3,064
Payments to noncontrolling interests	(6,781)	(1,564)	(6,781)	(4,900)
Repurchase of common shares	—	(43,914)	—	(71,496)
Dividends paid	(12,828)	(12,065)	(24,722)	(23,616)

Net cash used by financing activities	(23,713)	(26,598)	(31,122)	(137,467)

Increase (decrease) in cash and cash equivalents	(6,345)	8,582	90,992	(3,713)
Cash and cash equivalents at beginning of period	181,525	18,772	84,188	31,067

Cash and cash equivalents at end of period	$175,180	$27,354	$175,180	$27,354

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

We own controlling interests in the following six joint ventures: dHybrid Systems, LLC (“dHybrid”) (79.59%), Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Ar1taş Bas1nçl1 Kaplar Sanayi (“Worthington Aritas”) (75%), Worthington Energy Innovations, LLC (“WEI”) (75%), and Worthington Specialty Processing (“WSP”) (51%). These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive loss (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three and six months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2017 (“fiscal 2017”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (“fiscal 2016”) of Worthington Industries, Inc. (the “2016 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

In February 2015, amended accounting guidance was issued that revised consolidation requirements in order to provide financial statement users with a more useful presentation of an entity’s economic and operational results. The amended guidance revises the consolidation requirements for limited partnerships, the considerations surrounding the primary beneficiary determination and the consolidation of certain investment funds. The Company adopted this amended guidance on a prospective basis effective June 1, 2016. The adoption of this guidance did not impact our consolidated financial position or results of operations.

In April 2015, amended accounting guidance was issued that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. The amended guidance does not apply to line-of-credit arrangements. Accordingly, issuance costs related to line-of-credit arrangements will continue to be presented as an asset and amortized ratably over the term of the arrangement. The Company adopted this guidance on a retrospective basis effective June 1, 2016. As a result, debt issuance costs totaling $2,319,000 and $2,491,000 as of November 30, 2016 and May 31, 2016, respectively, have been presented as a component of the carrying amount of long-term debt reported in our consolidated balance sheets. These amounts were previously capitalized and reported within other assets.

In September 2015, amended accounting guidance was issued regarding adjustments to provisional amounts recorded in conjunction with a business combination. The amended guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which such adjustments are identified, rather than retrospectively adjusting previously reported amounts. The Company adopted this amended guidance on a prospective basis effective June 1, 2016. The adoption of this guidance did not impact our consolidated financial position or results of operations.

In March 2016, amended accounting guidance was issued that simplifies the accounting for share-based payments. The amended guidance impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. The Company early adopted this guidance during the fourth quarter of fiscal 2016. As required for early adoption in an interim period, all adjustments have been reflected as of the beginning of fiscal 2016. Accordingly, income tax expense for the three and six months ended November 30, 2015 has been restated to reflect excess tax benefits associated with share-based payments totaling $136,000 and $694,000, respectively, in current income tax expense, rather than in paid-in capital.

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. Our evaluation is ongoing and not complete. However, we currently do not anticipate a material impact on our revenue recognition practices. We expect to make a determination as to the timing and method of adoption in the second half of fiscal 2017.

In July 2015, amended accounting guidance was issued regarding the measurement of inventory. The amended guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance has no impact on inventory accounted for under the last-in, first-out (LIFO) or retail inventory methods. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this amended accounting guidance to have a material impact on our consolidated financial position or results of operations.

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

In March 2016, amended accounting guidance was issued regarding derivative instruments designated as hedging instruments. The amended guidance clarifies that a change in the counterparty to such a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the change may be applied either prospectively or retrospectively. We do not expect the adoption of this amended accounting guidance to have a material impact on our consolidated financial position or results of operations.

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

In October 2016, amended accounting guidance was issued that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and have not determined the effect of the amended guidance on our ongoing financial reporting.

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

We received distributions from unconsolidated affiliates totaling $62,742,000 during the six months ended November 30, 2016. We have received cumulative distributions from WAVE in excess of our investment balance totaling $67,516,000 at November 30, 2016. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	November 30, 2016	May 31, 2016
Cash	$59,751	$112,122
Other current assets	523,625	446,796
Noncurrent assets	352,117	352,370

Total assets	$935,493	$911,288

Current liabilities	$141,808	$112,491
Short-term borrowings	9,210	11,398
Current maturities of long-term debt	2,807	3,297
Long-term debt	263,646	266,942
Other noncurrent liabilities	19,834	21,034
Equity	498,188	496,126

Total liabilities and equity	$935,493	$911,288

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2016	2015	2016	2015
Net sales	$387,192	$389,185	$804,307	$793,648
Gross margin	96,541	84,767	220,738	173,785
Operating income	67,365	55,810	161,762	117,057
Depreciation and amortization	6,973	8,068	13,793	16,165
Interest expense	2,151	2,136	4,299	4,295
Income tax expense	3,545	2,164	11,063	4,723
Net earnings	63,444	71,144	149,511	134,070

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

No impairment charges were recognized during the six months ended November 30, 2016.

Impairment charges during the six months ended November 30, 2015, consisted of $3,000,000 related to the then remaining long-lived assets of the Company’s Engineered Cabs facility in Florence, South Carolina, which ceased operations on September 30, 2015, and $22,962,000 for the impairment of the long-lived assets of two oil & gas equipment facilities triggered by a significant decrease in the long-term cash flow projections of that business. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2016 Form 10-K.

NOTE D – Restructuring and Other Expense

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities, moving manufacturing of a product to another location, and rationalizing headcount.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for the six months ended November 30, 2016 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$1,831	$1,572	$(2,707)	$39	$735
Facility exit and other costs	653	2,019	(1,295)	-	1,377

	$2,484	3,591	$(4,002)	$39	$2,112

Net loss on sale of assets		1,009

Restructuring and other expense		$4,600

During the six months ended November 30, 2016, the following activities were taken related to the Company’s restructuring activities:

•

The Company announced certain organizational changes impacting its Pressure Cylinders operating segment, including the consolidation of the Cryogenics business unit into the Industrial Products business unit. In connection with this matter, the Company recognized severance expense of $1,356,000 related to permanent headcount reductions.

•	In connection with the closure of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”), the Company recognized $1,264,000 of facility exit costs.

•

In connection with the closure of the Engineered Cabs facility in Florence, South Carolina, the Company recognized facility exit costs of $307,000. The Company also recognized a net loss of $101,000 related to the disposal of assets.

•

In connection with the consolidation of the Company’s existing cryogenics facility in Istanbul, Turkey, to its Greenfield facility in Bandirma, Turkey, the Company recognized facility exit costs of $421,000 and severance expense of $309,000. The consolidation is expected to be complete in the second half of fiscal 2017.

•	The Company sold the remaining real estate of the legacy Advanced Component Technologies, Inc. (“ACT”) business within Engineered Cabs for cash proceeds of $700,000, resulting in a loss of $822,000.

•

In connection with other non-significant restructuring activities, the Company recognized a credit to severance expense of $93,000 and facility exit costs totaling $27,000. The Company also recognized a net loss on disposal of assets of $86,000.

The total liability as of November 30, 2016 is expected to be paid in the next twelve months.

NOTE E – Contingent Liabilities and Commitments

We are defendants in certain legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not significantly affect our consolidated financial position or future results of operations or cash flows. We believe that environmental issues will not have a material effect on our capital expenditures, consolidated financial position or future results of operations or cash flows.

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2016, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $9,883,000 at November 30, 2016. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

NOTE G – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility typically have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Fed Funds rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at November 30, 2016.

We had letters of credit totaling $15,266,000 outstanding as of November 30, 2016. These letters of credit have been issued to third parties and had no amounts drawn against them at November 30, 2016. While not drawn against at November 30, 2016, $13,600,000 of these letters of credit were issued against availability under the Credit Facility, leaving $486,400,000 available at November 30, 2016.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which expires in January 2018. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of November 30, 2016, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE H – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the three months ended November 30:

	2016			2015
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(7,517)	$-	$(7,517)	$(9,214)	$-	$(9,214)
Pension liability adjustment	-	-	-	-	-	-
Cash flow hedges	2,047	(395)	1,652	(3,805)	1,282	(2,523)

Other comprehensive loss	$(5,470)	$(395)	$(5,865)	$(13,019)	$1,282	$(11,737)

The following table summarizes the tax effects on each component of OCI for the six months ended November 30:

	2016			2015
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(8,182)	$-	$(8,182)	$(7,391)	$-	$(7,391)
Pension liability adjustment	-	-	-	(8)	-	(8)
Cash flow hedges	3,135	(858)	2,277	(2,567)	674	(1,893)

Other comprehensive loss	$(5,047)	$(858)	$(5,905)	$(9,966)	$674	$(9,292)

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the six months ended November 30, 2016:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interests	Total
Balance at May 31, 2016	$298,984	$(28,565)	$522,952	$793,371	$126,475	$919,846
Net earnings	-	-	112,132	112,132	6,271	118,403
Other comprehensive loss	-	(5,762)	-	(5,762)	(143)	(5,905)
Common shares issued, net of withholding tax	2,972	-	-	2,972	-	2,972
Common shares in NQ plans	948	-	-	948	-	948
Stock-based compensation	7,040	-	-	7,040	-	7,040
Cash dividends declared	-	-	(25,761)	(25,761)	-	(25,761)
Dividends to noncontrolling interest	-	-	-	-	(6,781)	(6,781)

Balance at November 30, 2016	$309,944	$(34,327)	$609,323	$884,940	$125,822	$1,010,762

The components of the changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2016	$(18,728)	$(17,061)	$7,224	$(28,565)
Other comprehensive income (loss) before reclassifications	(8,039)	-	8,050	11
Reclassification adjustments to income (a)	-	-	(4,915)	(4,915)
Income taxes	-	-	(858)	(858)

Balance as of November 30, 2016	$(26,767)	$(17,061)	$9,501	$(34,327)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE N – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2016, we granted non-qualified stock options covering a total of 111,000 common shares under our stock-based compensation plans. The option price of $42.30 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $11.60 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,146,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.59%
Expected volatility	36.86%
Risk-free interest rate	1.15%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2016, we granted an aggregate of 513,300 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the date of grant, or $42.13 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $19,347,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2017, 2018 and 2019. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the six months ended November 30, 2016, we granted performance share awards covering an aggregate of 67,000 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $3,009,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the six months ended November 30, 2016 and November 30, 2015 reflected estimated annual effective income tax rates of 28.5% and 30.9%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation), and TWB’s wholly-owned foreign corporations, is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2017 could be materially different from the forecasted rate as of November 30, 2016.

NOTE L – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the three and six months ended November 30, 2016 and 2015:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator (basic & diluted):
Net earnings attributable to controlling interest-income available to common shareholders	$46,565	$23,376	$112,132	$55,344
Denominator:
Denominator for basic earnings per share attributable to controlling interest—weighted average common shares	62,348	62,676	62,115	63,338
Effect of dilutive securities	2,377	1,987	2,484	2,012

Denominator for diluted earnings per share attributable to controlling interest—adjusted weighted average common shares	64,725	64,663	64,599	65,350

Basic earnings per share attributable to controlling interest	$0.75	$0.37	$1.81	$0.87
Diluted earnings per share attributable to controlling interest	$0.72	$0.36	$1.74	$0.85

Stock options and restricted common shares covering 110,354 and 367,094 common shares for the three months ended November 30, 2016 and 2015, respectively, and 92,923 and 346,557 common shares for the six months ended November 30, 2016 and 2015, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been “anti-dilutive.”

NOTE M – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2016	2015	2016	2015
Net sales
Steel Processing	$508,806	$467,812	$1,014,480	$958,612
Pressure Cylinders	194,661	201,173	399,870	425,567
Engineered Cabs	22,463	28,699	48,044	67,316
Other	1,850	2,132	2,935	6,468

Total net sales	$727,780	$699,816	$1,465,329	$1,457,963

Operating income (loss)
Steel Processing	$35,448	$26,642	$90,230	$50,280
Pressure Cylinders	11,304	(10,309)	25,409	6,510
Engineered Cabs	(3,381)	(4,290)	(5,224)	(13,581)
Other	(327)	(71)	(2,473)	(241)

Total operating income	$43,044	$11,972	$107,942	$42,968

Impairment of long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	22,962	-	22,962
Engineered Cabs	-	-	-	3,000
Other	-	-	-	-

Total impairment of long-lived assets	$-	$22,962	$-	$25,962

Restructuring and other expense (income)
Steel Processing	$318	$2,258	$1,284	$2,720
Pressure Cylinders	1,963	(16)	2,109	715
Engineered Cabs	1,004	765	1,210	2,643
Other	(13)	(1,484)	(3)	(1,486)

Total restructuring and other expense	$3,272	$1,523	$4,600	$4,592

(in thousands)	November 30, 2016	May 31, 2016
Total assets
Steel Processing	$836,265	$819,853
Pressure Cylinders	763,716	787,786
Engineered Cabs	65,273	75,124
Other	477,470	378,501

Total assets	$2,142,724	$2,061,264

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. At November 30, 2016, we had posted total cash collateral of $154,000 to our margin accounts. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty, and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “NOTE O – Fair Value” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at November 30, 2016:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$15,807	Accounts payable	$489
	Other assets	101	Other liabilities	-

		15,908		489

Interest rate contracts	Receivables	-	Accounts payable	141
	Other assets	-	Other liabilities	195

		-		336

Totals		$15,908		$825

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$4,149	Accounts payable	$131
	Other assets	41	Other liabilities	-

		4,190		131

Foreign currency contracts	Receivables	514	Accounts payable	-

Totals		$4,704		$131

Total derivative instruments		$20,612		$956

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the aggregate impact would have been a $100,000 increase in receivables with a corresponding increase in accounts payable.

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

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the aggregate impact would have been a $300,000 decrease in receivables with a corresponding decrease in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at November 30, 2016:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$49,224	December 2016 - December 2018
Interest rate contracts	16,201	September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended November 30, 2016 and 2015:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain (Loss)	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months ended November 30, 2016:
Commodity contracts	$7,157	Cost of goods sold	$5,737	Cost of goods sold	$-
Interest rate contracts	160	Interest expense	(467)	Interest expense	-

Totals	$7,317		$5,270		$-

For the three months ended November 30, 2015:
Commodity contracts	$(10,210)	Cost of goods sold	$(6,460)	Cost of goods sold	$-
Interest rate contracts	(201)	Interest expense	(146)	Interest expense	-

Totals	(10,411)		(6,606)		-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the six months ended November 30, 2016 and 2015:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain (Loss)	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the six months ended November 30, 2016:
Interest rate contracts	$7,926	Interest expense	$5,485	Interest expense	$-
Commodity contracts	124	Cost of goods sold	(570)	Cost of goods sold	-

Totals	$8,050		$4,915		$-

For the six months ended November 30, 2015:
Interest rate contracts	$(167)	Interest expense	$(285)	Interest expense	$-
Commodity contracts	(18,336)	Cost of goods sold	(15,647)	Cost of goods sold	-
Foreign currency contracts	-	Miscellaneous income, net	(4)	Miscellaneous income, net	-

Totals	$(18,503)		$(15,936)		$-

The estimated net amount of the losses recognized in accumulated OCI at November 30, 2016 expected to be reclassified into net earnings within the succeeding twelve months is $11,131,000 (net of tax of $6,147,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2016, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2017 and 2018.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2016:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$22,389	December 2016 - August 2018
Foreign currency contracts	14,149	December 2016 - August 2017

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended November 30, 2016 and 2015:

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Three Months Ended November 30,
(in thousands)	Recognized in Earnings	2016	2015
Commodity contracts	Cost of goods sold	$2,003	$(5,390)
Foreign currency contracts	Miscellaneous income, net	(599)	70

Total		$1,404	$(5,320)

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the six months ended November 30, 2016 and 2015:

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Six Months Ended November 30,
(in thousands)	Recognized in Earnings	2016	2015
Commodity contracts	Cost of goods sold	$4,911	$(8,145)
Foreign currency contracts	Miscellaneous income, net	(665)	70

Total		$4,246	$(8,075)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At November 30, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative instruments (1)	$-	$20,612	$-	$20,612

Total assets	$-	$20,612	$-	$20,612

Liabilities
Derivative instruments (1)	$-	$956	$-	$956
Contingent consideration obligation (2)	-	-	4,549	4,549

Total liabilities	$-	$956	$4,549	$5,505

At May 31, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative instruments (1)	$-	$21,790	$-	$21,790

Total assets	$-	$21,790	$-	$21,790

Liabilities
Derivative instruments (1)	$-	$2,013	$-	$2,013
Contingent consideration obligations (2)	-	-	4,519	4,519

Total liabilities	$-	$2,013	$4,519	$6,532

(1)

The fair value of our derivative instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “NOTE N – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

(2)

The fair value of the contingent consideration obligations is determined using a probability weighted cash flow approach based on management’s projections of future cash flows of the acquired businesses. The fair value measurement was based on Level 3 inputs not observable in the market.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $593,821,000 and $609,245,000 at November 30, 2016 and May 31, 2016, respectively. The carrying amount of long-term debt, including current maturities, was $576,911,000 and $578,353,000 at November 30, 2016 and May 31, 2016, respectively.

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

As of November 30, 2016, excluding our joint ventures, we operated 29 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segment consists of Worthington Energy Innovations (“WEI”), which does not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, and therefore is combined and reported in the “Other” category.

We also held equity positions in 12 active joint ventures, which operated 50 manufacturing facilities worldwide, as of November 30, 2016. Six of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portion of net earnings and other comprehensive loss shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining six of these joint ventures are accounted for using the equity method.

Overview

The Company’s performance during the second quarter of fiscal 2017 was highlighted by near record earnings at Steel Processing and steady contributions from joint ventures. The Company delivered overall sales growth of 4% driven primarily by higher average direct selling prices in Steel Processing due to recent increases in flat-rolled steel pricing and contributions from the consolidation of the WSP joint venture effective March 1, 2016. Margins also improved during the quarter on a favorable pricing spread in Steel Processing, primarily related to coated products, and strength in the consumer products business and improvement in the alternative fuels business within Pressure Cylinders. Weakness in the oil & gas equipment business within Pressure Cylinders business continues to weigh on our results. We have reduced costs in an attempt to match demand in this market while maintaining capacity to respond to an eventual market upturn.

Equity in net income of unconsolidated affiliates (“equity income”) decreased $2.1 million from the prior year quarter on lower contributions from ClarkDietrich. However, ClarkDietrich’s contribution to equity income actually improved after adjusting for $4.0 million of litigation gains recognized in the prior year. The contribution from Serviacero was also up on higher steel pricing. Strong automotive and construction markets in the U.S. are benefiting these businesses. We received distributions from unconsolidated joint ventures of $24.3 million during the second quarter of fiscal 2017.

Recent Business Developments

•	The Company completed the exit of the businesses within its former Construction Services operating segment during the first quarter of fiscal 2017.

•	The Company’s laser blanking joint venture, TWB Company, L.L.C. (“TWB”), commissioned two new production lines in Mexico during the second quarter of fiscal 2017.

•

During the second quarter of fiscal 2017, the Company announced certain organizational changes impacting its Pressure Cylinders operating segment, including the consolidation of the Cryogenics business unit into the Industrial Products business unit.

•

On December 20, 2016, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.20 per share payable on March 29, 2017, to shareholders of record on March 15, 2017.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the second quarter of each of fiscal 2017 and fiscal 2016 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 64% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive end market.

Approximately 12% of the net sales of our Steel Processing operating segment and 48% of the net sales of our Engineered Cabs operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 24% and 52% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2016	2015	Inc / (Dec)	2016	2015	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.7%	1.0%	0.7%	1.6%	1.2%	0.4%
Hot-Rolled Steel ($ per ton) [2]	$544	$419	$125	$581	$440	$141
Detroit Three Auto Build (000’s vehicles) [3]	2,388	2,495	(107)	4,768	4,814	(46)
No. America Auto Build (000’s vehicles) [3]	4,619	4,619	-	9,182	9,012	170
Zinc ($ per pound) [4]	$0.83	$0.75	$0.08	$0.83	$0.82	$0.01
Natural Gas ($ per mcf) [5]	$1.90	$2.59	$(0.69)	$1.90	$2.69	$(0.79)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.78	$2.50	$0.28	$2.59	$2.63	$(0.04)
Crude Oil—WTI ($ per barrel) [6]	$53.00	$44.71	$8.29	$49.52	$47.96	$1.56

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2017 (first and second quarters), fiscal 2016 and fiscal 2015:

(Dollars per ton 1 )
	Fiscal Year
	2017	2016	2015
1st Quarter	$617	$461	$673
2nd Quarter	$544	$419	$651
3rd Quarter	N/A	$383	$578
4th Quarter	N/A	$507	$464
Annual Avg.	$581	$443	$592

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the second quarter of fiscal 2017. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the second quarter of fiscal 2017, overall vehicle production for the Detroit Three automakers was down 4% while North American vehicle production as a whole was flat.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter – Fiscal 2017 Compared to Fiscal 2016

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
		% of		% of	Increase/
(In millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$727.8	100.0%	$699.9	100.0%	$27.9
Cost of goods sold	605.0	83.1%	590.7	84.4%	14.3

Gross margin	122.8	16.9%	109.2	15.6%	13.6
Selling, general and administrative expense	76.5	10.5%	72.7	10.4%	3.8
Impairment of long-lived assets	—	0.0%	23.0	3.3%	(23.0)
Restructuring and other expense	3.3	0.5%	1.5	0.2%	1.8

Operating income	43.0	5.9%	12.0	1.7%	31.0
Miscellaneous income, net	0.9	0.1%	1.0	0.1%	(0.1)
Interest expense	(7.6)	-1.0%	(7.8)	-1.1%	(0.2)
Equity in net income of unconsolidated affiliates (1)	27.1	3.7%	29.2	4.2%	(2.1)
Income tax expense	(13.5)	-1.9%	(8.6)	-1.2%	4.9

Net earnings	49.9	6.9%	25.8	3.7%	24.1
Net earnings attributable to noncontrolling interests	3.3	0.5%	2.4	0.3%	0.9

Net earnings attributable to controlling interest	$46.6	6.4%	$23.4	3.3%	$23.2

(1) Equity income by unconsolidated affiliate
WAVE	$18.7		$19.1		$(0.4)
ClarkDietrich	4.3		6.4		(2.1)
Serviacero	2.0		0.4		1.6
ArtiFlex	2.1		2.6		(0.5)
WSP	—		0.7		(0.7)
Other	—		—		—

Total	$27.1		$29.2		$(2.1)

Net earnings attributable to controlling interest for the three months ended November 30, 2016 increased $23.2 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $27.9 million from the comparable period in the prior year. The increase was driven primarily by higher average direct selling prices in Steel Processing, partially offset by lower volumes in Engineered Cabs and certain Pressure Cylinders businesses. The net impact of these factors increased consolidated net sales by $17.0 million. The remaining increase was primarily due to higher tolling volumes in Steel Processing, driven by the consolidation of the WSP joint venture effective March 1, 2016.

•

Gross margin increased $13.6 million from the comparable period in the prior year. The improvement was driven primarily by a favorable pricing spread in Steel Processing, which increased gross margin by $21.1 million, partially offset by higher manufacturing expenses, which negatively impacted gross margin by $5.8 million due in part to production/start-up costs associated with new production lines at our TWB joint venture.

•

SG&A expense increased $3.8 million over the comparable prior year period driven primarily by the consolidation of WSP and the impact of prior year acquisitions in Pressure Cylinders. Overall, SG&A expense is trending in line with the prior year quarter at 10.5% of consolidated net sales.

•

Impairment charges of $23.0 million in the prior year period related to the impairment of certain long-lived assets in our oil & gas equipment business. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Long-Lived Assets” of this Quarterly Report on Form 10-Q.

•

Restructuring and other expense of $3.3 million in the current period related primarily to severance associated with the organizational changes within Pressure Cylinders described above under Recent Business Developments and a $0.8 million loss related to the disposal of legacy real estate in Engineered Cabs. For additional financial information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•	Interest expense decreased $0.2 million from the comparable period in the prior year due to lower short-term borrowings.

•

Equity income decreased $2.1 million from the comparable period in the prior year on lower contributions from ClarkDietrich. However, ClarkDietrich’s contribution to equity income actually improved after adjusting for $4.0 million of litigation gains recognized in the prior year. The contribution from Serviacero was also up on higher steel pricing. We received distributions of $24.3 million from our unconsolidated affiliates during the quarter. For additional financial regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $4.9 million from the comparable period in the prior year due to higher earnings. The increase in tax expense was partially offset by a $6.3 million tax benefit associated with share-based payment awards. The current quarter expense was calculated using an estimated annual effective income tax rate of 28.5% versus 30.9% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$508.8	100.0%	$467.8	100.0%	$41.0
Cost of goods sold	437.2	85.9%	406.0	86.8%	31.2

Gross margin	71.6	14.1%	61.8	13.2%	9.8
Selling, general and administrative expense	35.8	7.0%	32.9	7.0%	2.9
Restructuring and other expense	0.3	0.1%	2.3	0.5%	(2.0)

Operating income	$35.5	7.0%	$26.6	5.7%	$8.9

Material cost	$339.0		$322.5		$16.5
Tons shipped (in thousands)	1,021		828		193

Net sales and operating highlights were as follows:

•

Net sales increased $41.0 million from the comparable period in the prior year driven primarily by higher average direct selling prices, which increased net sales by $30.9 million. The remaining increase was due to higher tolling volume driven by the consolidation of the WSP joint venture effective March 1, 2016. The mix of direct versus toll tons processed was 49% to 51% compared to 62% to 38% in the prior year quarter. The change in mix was primarily the result of the consolidation of the WSP joint venture.

•

Operating income increased $8.9 million from the comparable period in the prior year on a favorable pricing spread, which increased gross margin by $12.9 million, partially offset by higher manufacturing expenses, which negatively impacted gross margin by $4.4 million due in part to production/start-up costs associated with new production lines at our TWB joint venture. SG&A expense increased $2.9 million driven by the consolidation of WSP and an increase in corporate allocated costs. Restructuring and other expense in the current quarter consisted primarily of costs related to the closure of Precision Specialty Metals, Inc. (“PSM”).

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$194.7	100.0%	$201.2	100.0%	$(6.5)
Cost of goods sold	145.9	74.9%	154.6	76.8%	(8.7)

Gross margin	48.8	25.1%	46.6	23.2%	2.2
Selling, general and administrative expense	35.5	18.2%	33.9	16.8%	1.6
Impairment of long-lived assets	—	0.0%	23.0	11.4%	(23.0)
Restructuring and other expense	2.0	1.0%	—	0.0%	2.0

Operating income (loss)	$11.3	5.8%	$(10.3)	-5.1%	$21.6

Material cost	$76.3		$85.5		$(9.2)

Net sales by principal class of products:
Consumer products	$55.4		$49.5		$5.9
Industrial products	98.9		102.7		(3.8)
Alternative fuels	29.2		24.0		5.2
Oil & gas equipment	11.2		25.0		(13.8)

Total Pressure Cylinders	$194.7		$201.2		$(6.5)

Units shipped by principal class of products:
Consumer products	10,383,747		10,523,692		(139,945)
Industrial products	5,790,436		5,990,875		(200,439)
Alternative fuels	134,190		107,121		27,069
Oil & gas equipment	434		1,044		(610)

Total Pressure Cylinders	16,308,807		16,622,732		(313,925)

Net sales and operating highlights were as follows:

•

Net sales decreased $6.5 million from the comparable period in the prior year. The decrease was driven by lower volumes in the oil & gas equipment and industrial products businesses, partially offset by improvements in consumer products and alternative fuels. The most significant decline was in oil & gas equipment, where net sales decreased 55%, or $13.8 million, on weak demand. Net sales in the industrial products business were down $3.8 million on lower volume due to weak demand across our refillable propane cylinder products, as well as softness for high pressure industrial cylinders in Europe. An improved product mix in the consumer products business led to higher net sales despite an overall decline in units shipped. Net sales were also up in the alternative fuels business on higher volume.

•

Operating income increased $21.6 million from the comparable period in the prior year on lower impairment and restructuring charges, which declined a combined $21.0 million. Improvements in the consumer products and alternative fuels businesses were largely offset by continued declines in the oil & gas equipment business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended November 30,
(In millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$22.5	100.0%	$28.7	100.0%	$(6.2)
Cost of goods sold	21.2	94.2%	27.4	95.5%	(6.2)

Gross margin	1.3	5.8%	1.3	4.5%	-
Selling, general and administrative expense	3.7	16.4%	4.9	17.1%	(1.2)
Restructuring and other expense	1.0	4.4%	0.7	2.4%	0.3

Operating loss	$(3.4)	-15.1%	$(4.3)	-15.0%	$0.9

Material cost	$10.2		$13.4		$(3.2)

Net sales and operating highlights were as follows:

•	Net sales decreased $6.2 million from the comparable period in the prior year on lower volume due to declines in market demand.

•

Operating loss improved $0.9 million to $3.4 million. The improvement resulted from successful cost reduction efforts, which led to a higher gross margin as a percentage of net sales and a 24% decline in SG&A expense.

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

	Three Months Ended November 30,
(In millions)	2016	% of Net sales	2015	% of Net sales	Increase/ (Decrease)
Net sales	$1.9	100.0%	$2.2	100.0%	$(0.3)
Cost of goods sold	0.7	36.8%	2.7	122.7%	(2.0)

Gross margin	1.2	63.2%	(0.5)	-22.7%	1.7
Selling, general and administrative expense	1.5	78.9%	1.1	50.0%	0.4
Restructuring and other income	-	0.0%	(1.5)	-68.2%	1.5

Operating loss	$(0.3)	-15.8%	$(0.1)	-4.5%	$(0.2)

Net sales and operating highlights were as follows:

•	Net sales decreased $0.3 million from the comparable period in the prior year due to declines at WEI.

•	Operating loss of $0.3 million in the current period was driven primarily by losses at WEI.

Six Months Year-to-Date – Fiscal 2017 Compared to Fiscal 2016

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$1,465.3	100.0%	$1,458.0	100.0%	$7.3
Cost of goods sold	1,195.2	81.6%	1,235.8	84.8%	(40.6)

Gross margin	270.1	18.4%	222.2	15.2%	47.9
Selling, general and administrative expense	157.6	10.8%	148.6	10.2%	9.0
Impairment of long-lived assets	—	0.0%	26.0	1.8%	(26.0)
Restructuring and other expense	4.6	0.3%	4.6	0.3%	—

Operating income	107.9	7.4%	43.0	2.9%	64.9
Miscellaneous income, net	1.7	0.1%	0.5	0.0%	1.2
Interest expense	(15.5)	-1.1%	(15.7)	-1.1%	(0.2)
Equity in net income of unconsolidated affiliates (1)	61.7	4.2%	55.8	3.8%	5.9
Income tax expense	(37.4)	-2.6%	(22.8)	-1.6%	14.6

Net earnings	118.4	8.1%	60.8	4.2%	57.6
Net earnings attributable to noncontrolling interests	6.3	0.4%	5.4	0.4%	0.9

Net earnings attributable to controlling interest	$112.1	7.7%	$55.4	3.8%	$56.7

(1) Equity income by unconsolidated affiliate
WAVE	$39.5		$41.2		$(1.7)
ClarkDietrich	12.9		9.0		3.9
Serviacero	4.0		1.2		2.8
ArtiFlex	5.0		4.2		0.8
WSP	—		1.5		(1.5)
Other	0.3		(1.3)		1.6

Total	$61.7		$55.8		$5.9

Net earnings attributable to controlling interest for the six months ended November 30, 2016 increased $56.7 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $7.3 million from the comparable period in the prior year. The increase was the result of higher average direct selling prices in Steel Processing, which favorably impacted net sales by $37.4 million, partially offset by lower volume in Engineered Cabs and certain Pressure Cylinders businesses. Higher tolling volumes in Steel Processing, driven by the consolidation of WSP, also contributed to the overall increase in net sales.

•

Gross margin increased $47.9 million from the comparable period in the prior year. A favorable pricing spread, primarily in Steel Processing and to a lesser extent in Pressure Cylinders, increased gross margin by $76.4 million. The favorable impact of higher spreads was partially offset by lower volume in certain Pressure Cylinders businesses and higher overall manufacturing expenses, which reduced gross margin by a combined $27.6 million.

•

SG&A expense increased $9.0 million over the comparable prior year period. The increase was primarily driven by the consolidation of WSP and the impact of prior year acquisitions in Pressure Cylinders, which increased SG&A expense by a combined $6.0 million. Higher profit sharing and bonus expense and a $1.5 million increase in accrued legal expense also contributed to the overall increase.

•

Restructuring and other expense of $4.6 million in the current period related primarily to severance associated with the organizational changes within Pressure Cylinders described above under Recent Business Developments and facility exist costs related to the ongoing closures of PSM in Steel Processing and the Florence, South Carolina, facility in Engineered Cabs. For additional financial information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•	Interest expense decreased $0.2 million from the comparable period in the prior year on lower short-term borrowings.

•

Equity income increased $5.9 million from the comparable period in the prior year on higher contributions from ClarkDietrich and Serviacero. Equity income at ClarkDietrich was $3.9 million higher than the prior year period despite a $4.0 million favorable impact related to legal settlements in the prior year. The contribution from Serviacero was also up on higher steel pricing. Strong automotive and construction markets in the U.S. are benefiting these businesses. We received distributions of $62.7 million from our unconsolidated affiliates during the six months ended November 30, 2016. For additional financial regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $14.6 million from the comparable period in the prior year due to higher earnings. The increase in tax expense was partially offset by the following items recorded in the current year: (i) a $10.9 million tax benefit associated with share-based payment awards, and (ii) a $1.2 million tax benefit related to foreign tax credits. Tax expense of $37.4 million for the six months was calculated using an estimated annual effective rate of 28.5% versus 30.9% in the prior year comparable period. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$1,014.5	100.0%	$958.6	100.0%	$55.9
Cost of goods sold	850.3	83.8%	839.8	87.6%	10.5

Gross margin	164.2	16.2%	118.8	12.4%	45.4
Selling, general and administrative expense	72.7	7.2%	65.8	6.9%	6.9
Restructuring and other expense	1.3	0.1%	2.7	0.3%	(1.4)

Operating income	$90.2	8.9%	$50.3	5.2%	$39.9

Material cost	$651.7		$670.8		$(19.1)
Tons shipped (in thousands)	2,051		1,695		356

Net sales and operating highlights were as follows:

•

Net sales increased $55.9 million from the comparable period in the prior year driven primarily by higher average direct selling prices, which increased net sales by $37.4 million. The remaining increase was due to higher tolling volume driven by the consolidation of the WSP joint venture effective March 1, 2016. The mix of direct versus toll tons processed was 51% to 49% compared to 61% to 39% in the comparable period of fiscal 2016. The change in mix was primarily the result of the consolidation of the WSP joint venture.

•

Operating income increased $39.9 million from the comparable period in the prior year on higher gross margin, partially offset by higher SG&A expense. Higher spreads between average selling prices and material costs increased gross margin by $56.5 million. The favorable impact of higher spreads was partially offset by higher manufacturing expenses, which negatively impacted gross margin by $12.2 million due to higher profit sharing and bonus expense and production/start-up costs associated with new production lines at our TWB joint venture. SG&A expense increased $6.9 million driven by an increase in corporate allocated costs, the consolidation of WSP and higher profit sharing and bonus expense. Restructuring and other expense in the current period consisted primarily of costs related to the closure of PSM.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$399.9	100.0%	$425.6	100.0%	$(25.7)
Cost of goods sold	299.9	75.0%	324.6	76.3%	24.7

Gross margin	100.0	25.0%	101.0	23.7%	(1.0)
Selling, general and administrative expense	72.5	18.1%	70.8	16.6%	1.7
Impairment of long-lived assets	—	0.0%	23.0	5.4%	(23.0)
Restructuring and other expense	2.1	0.5%	0.7	0.2%	1.4

Operating income	$25.4	6.4%	$6.5	1.5%	$18.9

Material cost	$159.2		$184.6		$(25.4)

Net sales by principal class of products:
Consumer products	$116.1		$104.5		$11.6
Industrial products	199.2		214.4		(15.2)
Alternative fuels	58.9		48.8		10.1
Oil & gas equipment	25.7		57.9		(32.2)

Total Pressure Cylinders	$399.9		$425.6		$(25.7)

Units shipped by principal class of products:
Consumer products	22,472,659		22,501,637		(28,978)
Industrial products	12,480,584		13,227,314		(746,730)
Alternative fuels	270,252		199,077		71,175
Oil & gas equipment	1,190		2,364		(1,174)

Total Pressure Cylinders	35,224,685		35,930,392		(705,707)

Net sales and operating highlights were as follows:

•

Net sales decreased $25.7 million from the comparable period in the prior year. The decrease was driven by lower volumes in the oil & gas equipment and industrial products businesses, partially offset by improvements in consumer products and alternative fuels. The most significant decline was in oil & gas equipment, where net sales decreased 56%, or $32.2 million, on weak demand. Net sales in the industrial products business were down $15.2 million on lower volume due to weak demand across our refillable propane cylinder products, as well as softness for high pressure industrial cylinders in Europe. An improved product mix in the consumer products business led to higher net sales despite an overall decline in units shipped. Net sales were also up in the alternative fuels business on higher volume.

•

Operating income increased $18.9 million from the comparable period in the prior year primarily on lower impairment and restructuring charges, which declined a combined $21.6 million. Improvements in the consumer products and alternative fuels businesses were largely offset by continued declines in the oil & gas equipment business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$48.0	100.0%	$67.3	100.0%	$(19.3)
Cost of goods sold	44.4	92.5%	65.0	96.6%	(20.6)

Gross margin	3.6	7.5%	2.3	3.4%	1.3
Selling, general and administrative expense	7.6	15.8%	10.3	15.3%	(2.7)
Impairment of long-lived assets	-	0.0%	3.0	4.5%	(3.0)
Restructuring and other expense	1.2	2.5%	2.6	3.9%	(1.4)

Operating loss	$(5.2)	-10.8%	$(13.6)	-20.2%	$8.4

Material cost	$21.4		$31.4		$(10.0)

Net sales and operating highlights were as follows:

•	Net sales decreased $19.3 million from the comparable period in the prior year due to declines in market demand.

•

Operating loss improved $8.4 million to $5.2 million on lower impairment and restructuring charges and the impact of cost reduction efforts, which led to margin improvements and a 26% decline in SG&A expense.

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

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2016	Net sales	2015	Net sales	(Decrease)
Net sales	$2.9	100.0%	$6.5	100.0%	$(3.6)
Cost of goods sold	0.7	24.1%	6.4	98.5%	(5.7)

Gross margin	2.2	75.9%	0.1	1.5%	2.1
Selling, general and administrative expense	4.7	162.1%	1.8	27.7%	2.9
Restructuring and other income	-	0.0%	(1.5)	-23.1%	1.5

Operating loss	$(2.5)	-86.2%	$(0.2)	-3.1%	$(2.3)

Net sales and operating highlights were as follows:

•	Net sales decreased $3.6 million from the comparable period in the prior year as the former Construction Services operating segment ceased operations during the first quarter of fiscal 2017.

•	Operating loss of $2.5 million in the current period was driven primarily by a $1.5 million increase in legal expenses.

Liquidity and Capital Resources

During the six months ended November 30, 2016, we generated $152.2 million of cash from operating activities, invested $31.0 million in property, plant and equipment and paid dividends of $24.7 million on our common shares. The following table summarizes our consolidated cash flows for the six months ended November 30, 2016 and 2015:

	Six Months Ended November 30,
(in millions)	2016	2015
Net cash provided by operating activities	$152.2	$189.7
Net cash used by investing activities	(30.1)	(55.9)
Net cash used by financing activities	(31.1)	(137.5)

Increase (decrease) in cash and cash equivalents	91.0	(3.7)
Cash and cash equivalents at beginning of period	84.2	31.1

Cash and cash equivalents at end of period	$175.2	$27.4

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

Net cash provided by operating activities was $152.2 million during the six months ended November 30, 2016 compared to $189.7 million in the comparable period of fiscal 2016. The decrease was driven primarily by an increase in working capital levels as a result of higher average steel prices partially offset by higher net earnings.

Investing Activities

Net cash used by investing activities was $30.1 million during the six months ended November 30, 2016 compared to $55.9 million in the prior year period. The decrease from the prior year period was driven primarily by lower capital expenditures.

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

Financing Activities

Net cash used by financing activities was $31.1 million during the six months ended November 30, 2016 compared to $137.5 million in the comparable prior year period. The decrease from the prior year period was driven primarily by the absence of share repurchases and lower repayments of short-term borrowings.

As of November 30, 2016, we were in compliance with our short-term and long-term financial debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at November 30, 2016 were unchanged from those reported as of May 31, 2016.

Common shares—The Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.20 per common share for the first and second quarters of fiscal 2017 compared to $0.19 per common share for the first and second quarters of fiscal 2016. Dividends paid on our common shares totaled $24.7 million and $23.6 million during the six months ended November 30, 2016 and 2015, respectively. On December 20, 2016, the Board declared a quarterly dividend of $0.20 per share payable on March 29, 2017, to shareholders of record on March 15, 2017.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. A total of 5,953,855 common shares have been repurchased under this authorization, leaving 4,046,145 common shares available for repurchase. No common shares were repurchased under this authorization during the first and second quarters of fiscal 2017.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2016, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $9.9 million at November 30, 2016. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

Recently Adopted Accounting Standards

In February 2015, amended accounting guidance was issued that revised consolidation requirements in order to provide financial statement users with a more useful presentation of an entity’s economic and operational results. The amended guidance revises the consolidation requirements for limited partnerships, the considerations surrounding the primary beneficiary determination and the consolidation of certain investment funds. The Company adopted this amended guidance on a prospective basis effective June 1, 2016. The adoption of this guidance did not impact our consolidated financial position or results of operations.

In April 2015, amended accounting guidance was issued that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. The amended guidance does not apply to line-of-credit arrangements. Accordingly, issuance costs related to line-of-credit arrangements will continue to be presented as an asset and amortized ratably over the term of the arrangement. The Company adopted this guidance on a retrospective basis effective June 1, 2016. As a result, debt issuance costs totaling $2.3 million and $2.5 million as of November 30, 2016 and May 31, 2016, respectively, have been presented as a component of the carrying amount of long-term debt reported in our consolidated balance sheets. These amounts were previously capitalized and reported within other assets.

In September 2015, amended accounting guidance was issued regarding adjustments to provisional amounts recorded in conjunction with a business combination. The amended guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which such adjustments are identified, rather than retrospectively adjusting previously reported amounts. The Company adopted this amended guidance on a prospective basis effective June 1, 2016. The adoption of this guidance did not impact our consolidated financial position or results of operations.

In March 2016, amended accounting guidance was issued that simplifies the accounting for share-based payments. The amended guidance impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. The Company early adopted this guidance during the fourth quarter of fiscal 2016. As required for early adoption in an interim period, all adjustments have been reflected as of the beginning of fiscal 2016. Accordingly, income tax expense for the three and six months ended November 30, 2015 has been restated to reflect excess tax benefits associated with share-based payments totaling $136,000 and $694,000, respectively, in current income tax expense, rather than in paid-in capital.

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. Our evaluation is ongoing and not complete. However, we currently do not anticipate a material impact on our revenue recognition practices. We expect to make a determination as to the timing and method of adoption in the second half of fiscal 2017.

In July 2015, amended accounting guidance was issued regarding the measurement of inventory. The amended guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance has no impact on inventory accounted for under the last-in, first-out (LIFO) or retail inventory methods. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this amended accounting guidance to have a material impact on our consolidated financial position or results of operations.

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

In March 2016, amended accounting guidance was issued regarding derivative instruments designated as hedging instruments. The amended guidance clarifies that a change in the counterparty to such a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the change may be applied either prospectively or retrospectively. We do not expect the adoption of this amended accounting guidance to have a material impact on our consolidated financial position or results of operations.

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

In October 2016, amended accounting guidance was issued that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and have not determined the effect of the amended guidance on our ongoing financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2016). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2016) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended November 30, 2016:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
September 1-30, 2016 (2)	14,321	$46.92	-	4,046,145
October 1-31, 2016 (2)	10,762	$48.21	-	4,046,145
November 1-30, 2016 (2)	87,297	$57.24	-	4,046,145

Total	112,380	$55.06	-

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 26, 2014, Worthington Industries, Inc. announced that on June 25, 2014, the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 4,046,145 common shares were available under this repurchase authorization at November 30, 2016.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 112,380 common shares surrendered by employees in September—November 2016 to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted common shares. These common shares were not counted against the share repurchase authorization in effect throughout the second quarter of fiscal 2017 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable

Item 4. – Mine Safety Disclosures

Not applicable

Item 5. – Other Information

Not applicable

Item 6. – Exhibits

10.1	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors, reflecting the First Amendment and the Second Amendment thereto (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated October 3, 2016 and filed with the SEC on the same day (SEC File No. 1-8399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2016 and May 31, 2016;
(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2016 and 2015;
(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2016 and 2015;
(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2016 and 2015; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 6, 2017	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors, reflecting the First Amendment and the Second Amendment thereto	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated October 3, 2016 and filed with the SEC on the same day (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at November 30, 2016 and May 31, 2016;

(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2016 and 2015;

(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2016 and 2015;

(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2016 and 2015; and

(v)	Notes to Consolidated Financial Statements.