Form 10-Q
period 2017-02-28
WORTHINGTON INDUSTRIES INC
filed 2017-04-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. On March 31, 2017, the number of Common Shares, without par value, issued and outstanding was 63,680,574.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•	the effect of national, regional and global economic conditions generally and within major product markets, including an economic downturn;
•	the effect of conditions in national and worldwide financial markets;
•	lower oil prices as a factor in demand for products;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, oil and gas, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;

ii

•	the ability to realize other cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from Transformation initiatives, on a timely basis;
•

the overall success of, and the ability to integrate, newly-acquired businesses and joint ventures, maintain and develop their customers, and achieve synergies and other expected benefits and cost savings therefrom;

•	capacity levels and efficiencies, within facilities, within major product markets and within the industries as a whole;
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, civil unrest, international conflicts, or terrorist activities or other causes;

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 28, 2017	May 31, 2016
Assets
Current assets:
Cash and cash equivalents	$227,281	$84,188
Receivables, less allowances of $3,134 and $4,579 at February 28, 2017 and May 31, 2016, respectively	466,689	439,688
Inventories:
Raw materials	164,295	162,427
Work in process	98,683	86,892
Finished products	77,226	70,016

Total inventories	340,204	319,335
Income taxes receivable	15,554	10,535
Assets held for sale	13,617	10,079
Prepaid expenses and other current assets	53,596	51,290

Total current assets	1,116,941	915,115
Investments in unconsolidated affiliates	205,008	191,826
Goodwill	244,941	246,067
Other intangible assets, net of accumulated amortization of $59,577 and $49,532 at February 28, 2017 and May 31, 2016, respectively	85,289	96,164
Other assets	24,976	29,254
Property, plant and equipment:
Land	16,543	18,537
Buildings and improvements	257,190	256,973
Machinery and equipment	1,001,232	945,951
Construction in progress	26,403	48,156

Total property, plant and equipment	1,301,368	1,269,617
Less: accumulated depreciation	731,348	686,779

Total property, plant and equipment, net	570,020	582,838

Total assets	$2,247,175	$2,061,264

Liabilities and equity
Current liabilities:
Accounts payable	$351,998	$290,432
Short-term borrowings	167	2,651
Accrued compensation, contributions to employee benefit plans and related taxes	75,618	75,105
Dividends payable	13,557	13,471
Other accrued items	45,054	45,056
Income taxes payable	2,508	2,501
Current maturities of long-term debt	878	862

Total current liabilities	489,780	430,078
Other liabilities	64,441	63,487
Distributions in excess of investment in unconsolidated affiliate	67,722	52,983
Long-term debt	576,002	577,491
Deferred income taxes, net	27,183	17,379

Total liabilities	1,225,128	1,141,418
Shareholders’ equity—controlling interest	898,468	793,371
Noncontrolling interests	123,579	126,475

Total equity	1,022,047	919,846

Total liabilities and equity	$2,247,175	$2,061,264

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$703,436	$647,080	$2,168,765	$2,105,043
Cost of goods sold	592,446	551,157	1,787,690	1,786,925

Gross margin	110,990	95,923	381,075	318,118
Selling, general and administrative expense	75,276	70,149	232,819	218,822
Impairment of long-lived assets	—	—	—	25,962
Restructuring and other expense	1,394	702	5,994	5,294

Operating income	34,320	25,072	142,262	68,040
Other income (expense):
Miscellaneous income, net	749	3,305	2,484	3,723
Interest expense	(7,674)	(7,886)	(23,202)	(23,539)
Equity in net income of unconsolidated affiliates	22,697	24,994	84,365	80,822

Earnings before income taxes	50,092	45,485	205,909	129,046
Income tax expense	11,141	11,342	48,555	34,157

Net earnings	38,951	34,143	157,354	94,889
Net earnings attributable to noncontrolling interests	3,062	4,296	9,333	9,698

Net earnings attributable to controlling interest	$35,889	$29,847	$148,021	$85,191

Basic
Average common shares outstanding	62,750	61,747	62,325	62,810

Earnings per share attributable to controlling interest	$0.57	$0.48	$2.37	$1.36

Diluted
Average common shares outstanding	64,977	63,871	64,758	64,923

Earnings per share attributable to controlling interest	$0.55	$0.47	$2.29	$1.31

Common shares outstanding at end of period	62,776	61,285	62,776	61,285

Cash dividends declared per share	$0.20	$0.19	$0.60	$0.57

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net earnings	$38,951	$34,143	$157,354	$94,889
Other comprehensive income (loss):
Foreign currency translation	905	8,646	(7,277)	1,255
Pension liability adjustment, net of tax	(35)	(90)	(35)	(98)
Cash flow hedges, net of tax	(921)	5,430	1,356	3,537

Other comprehensive income (loss)	(51)	13,986	(5,956)	4,694

Comprehensive income	38,900	48,129	151,398	99,583
Comprehensive income attributable to noncontrolling interests	3,071	7,476	9,198	12,207

Comprehensive income attributable to controlling interest	$35,829	$40,653	$142,200	$87,376

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Operating activities:
Net earnings	$38,951	$34,143	$157,354	$94,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,677	20,761	65,154	62,748
Impairment of long-lived assets	—	—	—	25,962
Provision for (benefit from) deferred income taxes	7,609	9,322	9,946	(6,069)
Bad debt (income) expense	(41)	187	110	195
Equity in net income of unconsolidated affiliates, net of distributions	(1,256)	(622)	(182)	(16,524)
Net (gain) loss on sale of assets	1,875	(3,385)	3,358	(7,633)
Stock-based compensation	4,304	3,627	11,264	11,284
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(44,719)	10,688	(34,920)	76,791
Inventories	(2,346)	37,211	(20,869)	61,032
Prepaid expenses and other current assets	(13,379)	(19,309)	(7,954)	9,324
Other assets	(423)	(1,216)	1,987	(4,019)
Accounts payable and accrued expenses	89,736	13,756	66,849	(17,464)
Other liabilities	718	1,052	2,813	5,352

Net cash provided by operating activities	102,706	106,215	254,910	295,868

Investing activities:
Investment in property, plant and equipment	(21,128)	(14,973)	(52,174)	(75,465)
Acquisitions, net of cash acquired	—	(31,256)	—	(34,206)
Investments in unconsolidated affiliates	—	(3,683)	—	(5,596)
Proceeds from sale of assets	2	431	958	9,887

Net cash used by investing activities	(21,126)	(49,481)	(51,216)	(105,380)

Financing activities:
Net repayments of short-term borrowings	(330)	(16,716)	(2,484)	(57,728)
Proceeds from long-term debt	—	—	—	921
Principal payments on long-term debt	(218)	(216)	(655)	(644)
Proceeds from issuance of common shares, net of tax withholdings	(12,197)	2,747	(9,225)	5,811
Payments to noncontrolling interests	(3,360)	(4,206)	(10,141)	(9,106)
Repurchase of common shares	—	(28,352)	—	(99,848)
Dividends paid	(13,374)	(11,913)	(38,096)	(35,529)

Net cash used by financing activities	(29,479)	(58,656)	(60,601)	(196,123)

Increase (decrease) in cash and cash equivalents	52,101	(1,922)	143,093	(5,635)
Cash and cash equivalents at beginning of period	175,180	27,354	84,188	31,067

Cash and cash equivalents at end of period	$227,281	$25,432	$227,281	$25,432

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

We own controlling interests in the following five joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Ar1taş Bas1nçl1 Kaplar Sanayi (“Worthington Aritas”) (75%), Worthington Energy Innovations, LLC (“WEI”) (75%), and Worthington Specialty Processing (“WSP”) (51%). These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three and nine months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2017 (“fiscal 2017”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (“fiscal 2016”) of Worthington Industries, Inc. (the “2016 Form 10-K”).

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

In April 2015, amended accounting guidance was issued that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. The amended guidance does not apply to line-of-credit arrangements. Accordingly, issuance costs related to line-of-credit arrangements will continue to be presented as an asset and amortized ratably over the term of the arrangement. The Company adopted this guidance on a retrospective basis effective June 1, 2016. As a result, debt issuance costs totaling $2,233,000 and $2,491,000 as of February 28, 2017 and May 31, 2016, respectively, have been presented as a component of the carrying amount of long-term debt reported in our consolidated balance sheets. Fiscal 2016 amounts were previously capitalized and reported within other assets.

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

In March 2016, amended accounting guidance was issued that simplifies the accounting for share-based payments. The amended guidance impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. The Company early adopted this guidance during the fourth quarter of fiscal 2016. As required for early adoption in an interim period, all adjustments have been reflected as of the beginning of fiscal 2016. Accordingly, income tax expense for the three and nine months ended February 29, 2016 has been restated to reflect excess tax benefits associated with share-based payments totaling $271,000 and $965,000, respectively, in income tax expense, rather than in paid-in capital.

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete. We plan to adopt the amended guidance in the first quarter of fiscal 2019 and expect to make a determination as to the method of adoption by the end of fiscal 2017.

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

In November 2016, amended accounting guidance was issued that requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material impact on our consolidated cash flows.

In January 2017, amended accounting guidance was issued to clarify the definition of a business to provide additional guidance to assist in evaluating whether transactions should be accounted for as an acquisition (or disposal) of either an asset or business. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material impact on our consolidated financial position or results of operations.

In January 2017, amended accounting guidance was issued to simplify the goodwill impairment calculation, by removing Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

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

We received distributions from unconsolidated affiliates totaling $84,183,000 during the nine months ended February 28, 2017. We have received cumulative distributions from WAVE in excess of our investment balance totaling $67,722,000 at February 28, 2017. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	February 28, 2017	May 31, 2016
Cash	$62,723	$112,122
Other current assets	511,798	446,796
Noncurrent assets	365,343	352,370

Total assets	$939,864	$911,288

Current liabilities	$141,266	$112,491
Short-term borrowings	6,285	11,398
Current maturities of long-term debt	4,207	3,297
Long-term debt	268,032	266,942
Other noncurrent liabilities	20,558	21,034
Equity	499,516	496,126

Total liabilities and equity	$939,864	$911,288

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$384,261	$376,448	$1,188,568	$1,170,096
Gross margin	84,645	83,251	305,383	257,036
Operating income	55,140	54,801	216,902	171,857
Depreciation and amortization	6,983	7,905	20,776	24,070
Interest expense	2,089	2,038	6,388	6,333
Income tax expense	5,065	2,625	16,128	7,348
Net earnings	49,098	51,994	198,609	186,063

The financial results of WSP have been included in the amounts presented in the tables above through March 1, 2016. Effective March 1, 2016, the Company obtained effective control over the operations of WSP. As a result, WSP’s results have been consolidated within the financial results of Steel Processing since that date with the minority member’s portion of net earnings eliminated within net earnings attributable to noncontrolling interests.

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

No impairment charges were recognized during the nine months ended February 28, 2017.

Impairment charges during the nine months ended February 29, 2016, consisted of $3,000,000 related to the then remaining long-lived assets of the Company’s Engineered Cabs facility in Florence, South Carolina, which ceased operations on September 30, 2015, and $22,962,000 for the impairment of the long-lived assets of two oil & gas equipment facilities triggered by a significant decrease in the long-term cash flow projections of that business. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2016 Form 10-K.

NOTE D – Restructuring and Other Expense

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities, moving manufacturing of a product to another location, and rationalizing headcount.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption in our consolidated statement of earnings for the nine months ended February 28, 2017 is summarized as follows:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance (1)
Early retirement and severance	$1,831	$1,795	$(3,071)	$58	$613
Facility exit and other costs	653	3,190	(3,369)	45	519

	$2,484	4,985	$(6,440)	$103	$1,132

Net loss on sale of assets		1,009

Restructuring and other expense		$5,994

1)	The total liability as of February 28, 2017 is expected to be paid in the next twelve months.

During the nine months ended February 28, 2017, the following activities were taken related to the Company’s restructuring activities:

•

The Company announced certain organizational changes impacting its Pressure Cylinders operating segment, including the consolidation of the Cryogenics business unit into the Industrial Products business unit. In connection with this matter, the Company recognized severance expense of $1,356,000 related to permanent headcount reductions.

•

In connection with the closure of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”), the Company recognized $1,666,000 of facility exit costs and a credit to severance expense of $106,000.

•

In connection with the closure of the Engineered Cabs facility in Florence, South Carolina, the Company recognized facility exit costs of $459,000. The Company also recognized a net loss of $101,000 related to the disposal of assets.

•

In connection with the consolidation of the Company’s existing cryogenics facility in Istanbul, Turkey, to its Greenfield facility in Bandirma, Turkey, the Company recognized facility exit costs of $1,113,000 and severance expense of $640,000. The consolidation is substantially complete.

•	The Company sold the remaining real estate of the legacy Advanced Component Technologies, Inc. (“ACT”) business within Engineered Cabs for cash proceeds of $700,000, resulting in a loss of $822,000.

•

In connection with other non-significant restructuring activities, the Company recognized a credit to severance expense of $95,000 and a credit to facility exit costs of $48,000. The Company also recognized a net loss on disposal of assets of $86,000.

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

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2017, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $9,566,000 at February 28, 2017. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $15,893,000 of outstanding stand-by letters of credit issued to third-party service providers at February 28, 2017. The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at February 28, 2017.

NOTE G – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility typically have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Fed Funds rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at February 28, 2017. As discussed in “NOTE F – Guarantees,” we provided $15,893,000 in letters of credit for third-party beneficiaries as of February 28, 2017. While not drawn against at February 28, 2017, $13,600,000 of these letters of credit were issued against availability under the Credit Facility, leaving $486,400,000 available under the Credit Facility at February 28, 2017.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which matures in January 2018. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of February 28, 2017, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE H – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the three months ended:

	February 28, 2017			February 29, 2016
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$905	$-	$905	$8,646	$-	$8,646
Pension liability adjustment	(117)	82	(35)	(90)	-	(90)
Cash flow hedges	(1,299)	378	(921)	8,505	(3,075)	5,430

Other comprehensive income (loss)	$(511)	$460	$(51)	$17,061	$(3,075)	$13,986

The following table summarizes the tax effects on each component of OCI for the nine months ended:

	February 28, 2017			February 29, 2016
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(7,277)	$-	$(7,277)	$1,255	$-	$1,255
Pension liability adjustment	(117)	82	(35)	(98)	-	(98)
Cash flow hedges	1,836	(480)	1,356	5,938	(2,401)	3,537

Other comprehensive income (loss)	$(5,558)	$(398)	$(5,956)	$7,095	$(2,401)	$4,694

NOTE I – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the nine months ended February 28, 2017:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interests	Total
Balance at May 31, 2016	$298,984	$(28,565)	$522,952	$793,371	$126,475	$919,846
Net earnings	-	-	148,021	148,021	9,333	157,354
Other comprehensive loss	-	(5,821)	-	(5,821)	(135)	(5,956)
Common shares issued, net of withholding tax	(9,225)	-	-	(9,225)	-	(9,225)
Common shares in NQ plans	1,058	-	-	1,058	-	1,058
Stock-based compensation	10,599	-	-	10,599	-	10,599
Cash dividends declared	-	-	(38,600)	(38,600)	-	(38,600)
Dividends to noncontrolling interest	-	-	-	-	(10,141)	(10,141)
Purchase of noncontrolling interest in dHybrid (1)	(935)	-	-	(935)	(1,953)	(2,888)

Balance at February 28, 2017	$300,481	$(34,386)	$632,373	$898,468	$123,579	$1,022,047

1)	On January 1, 2017, the Company acquired the minority membership interests in dHybrid Systems, LLC (“dHybrid”) from the noncontrolling member in a non-cash transaction.

The components of the changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2016	$(18,728)	$(17,061)	$7,224	$(28,565)
Other comprehensive income (loss) before reclassifications	(7,142)	(117)	10,112	2,853
Reclassification adjustments to income (a)	-	-	(8,276)	(8,276)
Income taxes	-	82	(480)	(398)

Balance as of February 28, 2017	$(25,870)	$(17,096)	$8,580	$(34,386)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE N – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2017, we granted non-qualified stock options covering a total of 111,000 common shares under our stock-based compensation plans. The option price of $42.30 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $11.60 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,146,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	2.59%
Expected volatility	36.86%
Risk-free interest rate	1.15%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 28, 2017, we granted an aggregate of 520,850 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the date of grant, or $42.27 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $19,695,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2017, 2018 and 2019. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the nine months ended February 28, 2017, we granted performance share awards covering an aggregate of 66,200 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,973,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the nine months ended February 28, 2017 and February 29, 2016 reflected estimated annual effective income tax rates of 27.2% and 29.6%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation), and TWB’s wholly-owned foreign corporations, is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2017 could be materially different from the forecasted rate as of February 28, 2017.

NOTE L – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the three and nine months ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Numerator (basic & diluted):
Net earnings attributable to controlling interest-income available to common shareholders	$35,889	$29,847	$148,021	$85,191
Denominator:
Denominator for basic earnings per share attributable to controlling interest—weighted average common shares	62,750	61,747	62,325	62,810
Effect of dilutive securities	2,227	2,124	2,433	2,113

Denominator for diluted earnings per share attributable to controlling interest—adjusted weighted average common shares	64,977	63,871	64,758	64,923

Basic earnings per share attributable to controlling interest	$0.57	$0.48	$2.37	$1.36
Diluted earnings per share attributable to controlling interest	$0.55	$0.47	$2.29	$1.31

Stock options covering 107,224 and 352,830 common shares for the three months ended February 28, 2017 and February 29, 2016, respectively, and 97,638 and 343,454 common shares for the nine months ended February 28, 2017 and February 29, 2016, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been “anti-dilutive.”

NOTE M – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales
Steel Processing	$478,174	$419,026	$1,492,654	$1,377,638
Pressure Cylinders	198,433	200,721	598,303	626,288
Engineered Cabs	23,547	25,553	71,591	92,869
Other	3,282	1,780	6,217	8,248

Total net sales	$703,436	$647,080	$2,168,765	$2,105,043

Operating income (loss)
Steel Processing	$26,026	$21,294	$116,256	$71,574
Pressure Cylinders	10,071	8,969	35,480	15,479
Engineered Cabs	(2,001)	(4,053)	(7,225)	(17,634)
Other	224	(1,138)	(2,249)	(1,379)

Total operating income	$34,320	$25,072	$142,262	$68,040

Impairment of long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	22,962
Engineered Cabs	-	-	-	3,000
Other	-	-	-	-

Total impairment of long-lived assets	$-	$-	$-	$25,962

Restructuring and other expense (income)
Steel Processing	$212	$1,068	$1,496	$3,788
Pressure Cylinders	1,056	(1,031)	3,165	(316)
Engineered Cabs	169	416	1,379	3,059
Other	(43)	249	(46)	(1,237)

Total restructuring and other expense	$1,394	$702	$5,994	$5,294

(in thousands)	February 28, 2017	May 31, 2016
Total assets
Steel Processing	$885,244	$819,853
Pressure Cylinders	751,131	787,786
Engineered Cabs	65,633	75,124
Other	545,167	378,501

Total assets	$2,247,175	$2,061,264

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

The following table summarizes the fair value of our derivative instruments and the respective financial statement caption in which they were recorded in our consolidated balance sheet at February 28, 2017:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$14,053	Accounts payable	$-
	Other assets	176	Other liabilities	-

		14,229		-

Interest rate contracts	Receivables	-	Accounts payable	83
	Other assets	-	Other liabilities	228

		-		311

Totals		$14,229		$311

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2,964	Accounts payable	$233
	Other assets	-	Other liabilities	36

		2,964		269

Foreign currency contracts	Receivables	511	Accounts payable	-

Totals		$3,475		$269

Total derivative instruments		$17,704		$580

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the aggregate impact would have been a $91,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at February 28, 2017:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$40,570	March 2017 - December 2018
Interest rate contracts	16,183	September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three months ended February 28, 2017 and February 29, 2016:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain (Loss)	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months ended February 28, 2017:
Commodity contracts	$2,037	Cost of goods sold	$3,397	Cost of goods sold	$-
Interest rate contracts	25	Interest expense	(36)	Interest expense	-

Totals	$2,062		$3,361		$-

For the three months ended February 29, 2016:
Commodity contracts	$707	Cost of goods sold	$(7,775)	Cost of goods sold	$-
Interest rate contracts	(107)	Interest expense	(130)	Interest expense	-

Totals	600		(7,905)		-

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the nine months ended February 28, 2017 and February 29, 2016:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain (Loss)	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the nine months ended February 28, 2017:
Commodity contracts	$9,963	Cost of goods sold	$8,882	Interest expense	$-
Interest rate contracts	149	Interest expense	(606)	Cost of goods sold	-

Totals	$10,112		$8,276		$-

For the nine months ended February 29, 2016:
Commodity contracts	$(17,629)	Cost of goods sold	$(23,422)	Interest expense	$-
Interest rate contracts	(274)	Interest expense	(415)	Cost of goods sold	-
Foreign currency contracts	-	Miscellaneous income, net	(4)	Miscellaneous income, net	-

Totals	$(17,903)		$(23,841)		$-

The estimated net amount of the losses recognized in accumulated OCI at February 28, 2017 expected to be reclassified into net earnings within the succeeding twelve months is $10,088,000 (net of tax of $5,725,000). This amount was computed using the fair value of the cash flow hedges at February 28, 2017, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2017 and 2018.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2017:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$22,971	March 2017 - December 2018
Foreign currency contracts	15,450	March 2017 - August 2017

The following table summarizes the gain recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended February 28, 2017 and February 29, 2016:

		Gain (Loss) Recognized
		in Earnings for the
		Three Months Ended
(in thousands)	Location of Gain (Loss) Recognized in Earnings	February 28, 2017	February 29, 2016
Commodity contracts	Cost of goods sold	$258	$173
Foreign currency contracts	Miscellaneous income, net	(172)	47

Total		$86	$220

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the nine months ended February 28, 2017 and February 29, 2016:

		Gain (Loss) Recognized
		in Earnings for the
		Nine Months Ended
(in thousands)	Location of Gain (Loss) Recognized in Earnings	February 28, 2017	February 29, 2016
Commodity contracts	Cost of goods sold	$5,169	$(7,972)
Foreign currency contracts	Miscellaneous income, net	(837)	117

Total		$4,332	$(7,855)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At February 28, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative instruments (1)	$-	$17,704	$-	$17,704

Total assets	$-	$17,704	$-	$17,704

Liabilities
Derivative instruments (1)	$-	$580	$-	$580
Contingent consideration obligations (2)	-	-	4,557	4,557

Total liabilities	$-	$580	$4,557	$5,137

At May 31, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative instruments (1)	$-	$21,790	$-	$21,790

Total assets	$-	$21,790	$-	$21,790

Liabilities
Derivative instruments (1)	$-	$2,013	$-	$2,013
Contingent consideration obligations (2)	-	-	4,519	4,519

Total liabilities	$-	$2,013	$4,519	$6,532

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $602,907,000 and $609,245,000 at February 28, 2017 and May 31, 2016, respectively. The carrying amount of long-term debt, including current maturities, was $576,880,000 and $578,353,000 at February 28, 2017 and May 31, 2016, respectively.

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

As of February 28, 2017, excluding our joint ventures, we operated 30 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. Our remaining operating segment consists of Worthington Energy Innovations (“WEI”), which does not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, and therefore is combined and reported in the “Other” category.

We also held equity positions in 11 active joint ventures, which operated 50 manufacturing facilities worldwide, as of February 28, 2017. Five of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining six of these joint ventures are accounted for using the equity method.

Overview

The Company’s performance during the third quarter of fiscal 2017 was highlighted by near record earnings at Steel Processing, modest improvement at Pressure Cylinders and Engineered Cabs, and a modest decline at our unconsolidated joint ventures. The Company delivered overall sales growth of 9% on higher average direct selling prices in Steel Processing and contributions from the consolidation of the WSP joint venture effective March 1, 2016. Margins also improved during the quarter on a favorable pricing spread in Steel Processing, which benefited from lower inventory holding losses, and strength in the consumer products business within Pressure Cylinders. Demand continues to be soft in the oil & gas equipment market; however, volumes appear to have stabilized and certain geographic regions are beginning to show signs of improvement. We have reduced costs in an attempt to match demand in this market while maintaining capacity to respond to an eventual market upturn.

Equity in net income of unconsolidated affiliates (“equity income”) decreased $2.3 million from the prior year quarter, as lower contributions from ArtiFlex and Serviacero more than offset improvements at ClarkDietrich, where equity income more than doubled to $2.8 million on strong demand. Strong automotive and construction markets in the U.S. are benefiting these businesses. We received distributions from unconsolidated joint ventures of $21.4 million during the third quarter of fiscal 2017.

Recent Business Developments

•	The Company completed the exit of the businesses within its former Construction Services operating segment during the first quarter of fiscal 2017.

•	The Company’s laser blanking joint venture, TWB, commissioned two new production lines in Mexico during the second quarter of fiscal 2017.

•

During the second quarter of fiscal 2017, the Company announced certain organizational changes impacting its Pressure Cylinders operating segment, including the consolidation of the Cryogenics business unit into the Industrial Products business unit.

•

On March 29, 2017, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.20 per share payable on June 29, 2017, to shareholders of record on June 15, 2017.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the third quarter of each of fiscal 2017 and fiscal 2016 is illustrated in the following chart:

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

Approximately 13% of the net sales of our Steel Processing operating segment and 49% of the net sales of our Engineered Cabs operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 24% and 51% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these operating segments.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	Feb 28, 2017	Feb 29, 2016	Inc / (Dec)	Feb 28, 2017	Feb 29, 2016	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	1.7%	1.8%	-0.1%	1.6%	2.0%	-0.4%
Hot-Rolled Steel ($ per ton) [2]	$608	$381	$227	$590	$420	$170
Detroit Three Auto Build (000’s vehicles) [3]	2,166	2,159	7	6,876	6,972	(96)
No. America Auto Build (000’s vehicles) [3]	4,283	4,246	37	13,690	13,526	164
Zinc ($ per pound) [4]	$1.25	$0.72	$0.53	$1.10	$0.79	$0.31
Natural Gas ($ per mcf) [5]	$3.27	$2.07	$1.20	$2.96	$2.43	$0.53
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.59	$2.15	$0.44	$2.59	$2.47	$0.12
Crude Oil—WTI ($ per barrel) [6]	$52.64	$33.06	$19.58	$48.52	$42.99	$5.53

1 2016 figures based on revised actuals 2 CRU Hot-Rolled Index; period average 3 IHS Global 4 LME Zinc; period average 5 NYMEX Henry Hub Natural Gas; period average 6 Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2017 (first, second and third quarters), fiscal 2016 and fiscal 2015:

(Dollars per ton 1 )
	Fiscal Year
	2017	2016	2015
1st Quarter	$617	$461	$673
2nd Quarter	$544	$419	$651
3rd Quarter	$608	$381	$578
4th Quarter	N/A	$486	$464
Annual Avg.	$590	$437	$592

1 CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the third quarter of fiscal 2017. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the third quarter of fiscal 2017, overall North American vehicle production was essentially flat as was production at the Detroit Three automakers.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2017 Compared to Fiscal 2016

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended
	Feb 28,	% of	Feb 29,	% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$703.4	100.0%	$647.1	100.0%	$56.3
Cost of goods sold	592.4	84.2%	551.2	85.2%	41.2

Gross margin	111.0	15.8%	95.9	14.8%	15.1
Selling, general and administrative expense	75.3	10.7%	70.1	10.8%	5.2
Restructuring and other expense	1.4	0.2%	0.7	0.1%	0.7

Operating income	34.3	4.9%	25.1	3.9%	9.2
Miscellaneous income, net	0.7	0.1%	3.2	0.5%	(2.5)
Interest expense	(7.7)	-1.1%	(7.9)	-1.2%	(0.2)
Equity in net income of unconsolidated affiliates (1)	22.7	3.2%	25.0	3.9%	(2.3)
Income tax expense	(11.1)	-1.6%	(11.3)	-1.7%	(0.2)

Net earnings	38.9	5.5%	34.1	5.3%	4.8
Net earnings attributable to noncontrolling interests	3.0	0.4%	4.3	0.7%	(1.3)

Net earnings attributable to controlling interest	$35.9	5.1%	$29.8	4.6%	$6.1

(1) Equity income by unconsolidated affiliate
WAVE	$18.4		$18.7		$(0.3)
ClarkDietrich	2.8		1.3		1.5
Serviacero	0.5		1.7		(1.2)
ArtiFlex	1.1		3.0		(1.9)
WSP	—		0.2		(0.2)
Other	(0.1)		0.1		(0.2)

Total	$22.7		$25.0		$(2.3)

Net earnings attributable to controlling interest for the three months ended February 28, 2017 increased $6.1 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $56.3 million from the comparable period in the prior year. The increase was driven primarily by higher average direct selling prices in Steel Processing, which increased net sales by $43.8 million. The remaining increase was driven by the consolidation of WSP, which contributed net sales of $16.7 million.

•

Gross margin increased $15.1 million from the comparable period in the prior year. The improvement was driven primarily by a favorable pricing spread in Steel Processing, which benefited from lower inventory holding losses, and strength in the consumer products business within Pressure Cylinders.

•

SG&A expense increased $5.2 million over the comparable period in the prior year on higher profit sharing and bonus expense, the consolidation of WSP and an increase in accrued legal costs. Overall, SG&A expense is trending in line with the prior year quarter at 10.7% of consolidated net sales.

•

Restructuring and other expense totaled $1.4 million in the current period and consisted primarily of costs related to a plant consolidation at our cryogenics joint venture in Turkey. For additional information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•	Interest expense decreased $0.2 million from the comparable period in the prior year due to lower short-term borrowings.

•

Equity income decreased $2.3 million from the comparable period in the prior year as lower contributions from ArtiFlex and Serviacero more than offset improvements at ClarkDietrich, where equity income more than doubled to $2.8 million on strong demand. Equity income at Serviacero was negatively impacted by foreign currency fluctuations and the related income tax effects. Strong automotive and construction markets in the U.S. are benefiting these businesses. We received distributions of $21.4 million from our unconsolidated affiliates during the quarter. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $0.2 million from the comparable period in the prior year. Increased tax expense due to higher overall earnings and an unfavorable change in the mix of business generated between various tax jurisdictions was more than offset by a $5.1 million tax benefit associated with share-based payment awards. The current quarter expense was calculated using an estimated annual effective income tax rate of 27.2% versus 29.6% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended
	Feb 28,	% of	Feb 29,	% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$478.2	100.0%	$419.0	100.0%	$59.2
Cost of goods sold	417.6	87.3%	366.6	87.5%	51.0

Gross margin	60.6	12.7%	52.4	12.5%	8.2
Selling, general and administrative expense	34.4	7.2%	30.0	7.2%	4.4
Restructuring and other expense	0.2	0.0%	1.1	0.3%	(0.9)

Operating income	$26.0	5.4%	$21.3	5.1%	$4.7

Material cost	$324.3		$284.4		$39.9
Tons shipped (in thousands)	944		801		143

Net sales and operating highlights were as follows:

•

Net sales increased $59.2 million from the comparable period in the prior year driven primarily by higher average direct selling prices, which increased net sales by $43.8 million. The remaining increase was driven by the consolidation of WSP, which contributed net sales of $16.7 million. The mix of direct versus toll tons processed was 52% to 48% compared to 60% to 40% in the prior year quarter. The change in mix was primarily the result of the consolidation of WSP.

•

Operating income increased $4.7 million from the comparable period in the prior year on higher gross margin, partially offset by higher SG&A expense. Gross margin was up on a favorable pricing spread, which benefited from lower inventory holding losses, partially offset by higher manufacturing expenses due to production/start-up costs associated with new production lines at our TWB joint venture and higher healthcare costs. The net impact of these factors increased gross margin by $7.8 million. SG&A expense increased $4.4 million on higher allocated corporate costs and the consolidation of WSP.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended
	Feb 28,	% of	Feb 29,	% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$198.4	100.0%	$200.7	100.0%	$(2.3)
Cost of goods sold	152.1	76.7%	157.4	78.4%	(5.3)

Gross margin	46.3	23.3%	43.3	21.6%	3.0
Selling, general and administrative expense	35.1	17.7%	35.3	17.6%	(0.2)
Restructuring and other (income) expense	1.1	0.6%	(1.0)	-0.5%	2.1

Operating income	10.1	5.1%	9.0	4.5%	1.1

Material cost	$83.8		$84.9		$(1.1)

Net sales by principal class of products:
Consumer products	$54.3		$51.1		$3.2
Industrial products	105.8		110.1		(4.3)
Alternative fuels	23.0		22.3		0.7
Oil & gas equipment	15.3		17.2		(1.9)

Total Pressure Cylinders	$198.4		$200.7		$(2.3)

Units shipped by principal class of products:
Consumer products	10,818,423		10,478,006		340,417
Industrial products	6,923,044		6,481,937		441,107
Alternative fuels	100,509		96,123		4,386
Oil & gas equipment	481		640		(159)

Total Pressure Cylinders	17,842,457		17,056,706		785,751

Net sales and operating highlights were as follows:

•

Net sales decreased $2.3 million from the comparable period in the prior year on declines in the industrial products and oil & gas equipment businesses, partially offset by improvements in consumer products. The most significant decline was in the industrial products business, where net sales decreased $4.3 million on an unfavorable change in product mix due to weak demand across our refillable propane cylinder products and softness for high pressure industrial cylinders in Europe. Demand continues to be soft in the oil & gas equipment market, however, volumes appear to have stabilized and certain geographic regions are beginning to show signs of improvement.

•

Operating income increased $1.1 million from the comparable period in the prior year driven by higher profitability in the consumer products business, partially offset by higher restructuring charges. Restructuring charges in the current period consisted primarily of costs related to a plant consolidation at our cryogenics joint venture in Turkey. Restructuring and other income in the prior year period was driven primarily by a gain related to the sale of the Worthington Nitin Cylinders joint venture in India.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended
(In millions)	Feb 28, 2017	% of Net sales	Feb 29, 2016	% of Net sales	Increase/ (Decrease)
Net sales	$23.5	100.0%	$25.6	100.0%	$(2.1)
Cost of goods sold	21.8	92.8%	25.2	98.4%	(3.4)

Gross margin	1.7	7.2%	0.4	1.6%	1.3
Selling, general and administrative expense	3.5	14.9%	4.1	16.0%	(0.6)
Restructuring and other expense	0.2	0.9%	0.4	1.6%	(0.2)

Operating loss	$(2.0)	-8.5%	$(4.1)	-16.0%	$2.1

Material cost	$10.8		$12.3		$(1.5)

Net sales and operating highlights were as follows:

•	Net sales decreased $2.1 million from the comparable period in the prior year on lower volume due to declines in market demand.

•

Operating loss improved $2.1 million to $2.0 million. The improvement was driven by a favorable pricing spread and successful cost reduction efforts, which led to higher overall margins and lower SG&A expense.

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

	Three Months Ended
(In millions)	Feb 28, 2017	% of Net sales	Feb 29, 2016	% of Net sales	Increase/ (Decrease)
Net sales	$3.3	100.0%	$1.7	100.0%	$1.6
Cost of goods sold	1.0	30.3%	1.9	111.8%	(0.9)

Gross margin (loss)	2.3	69.7%	(0.2)	-11.8%	2.5
Selling, general and administrative expense	2.1	63.6%	0.7	41.2%	1.4
Restructuring and other expense	-	0.0%	0.2	11.8%	(0.2)

Operating income (loss)	$0.2	6.1%	$(1.1)	-64.7%	$1.3

Net sales and operating highlights were as follows:

•	Net sales increased $1.6 million from the comparable period in the prior year on higher volumes at WEI.

•

Operating income of $0.2 million in the current period was driven primarily by improvements at WEI, partially offset by higher SG&A expense, which was negatively impacted by a $1.3 million increase in accrued legal costs. The operating loss in the prior year period was driven primarily by losses within the Construction Services business, which has ceased operations.

Nine Months Year-to-Date – Fiscal 2017 Compared to Fiscal 2016

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended
	Feb 28,	% of	Feb 29,	% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$2,168.8	100.0%	$2,105.0	100.0%	$63.8
Cost of goods sold	1,787.7	82.4%	1,786.9	84.9%	0.8

Gross margin	381.1	17.6%	318.1	15.1%	63.0
Selling, general and administrative expense	232.8	10.7%	218.8	10.4%	14.0
Impairment of long-lived assets	—	0.0%	26.0	1.2%	(26.0)
Restructuring and other expense	6.0	0.3%	5.3	0.3%	0.7

Operating income	142.3	6.6%	68.0	3.2%	74.3
Miscellaneous income, net	2.4	0.1%	3.7	0.2%	(1.3)
Interest expense	(23.2)	-1.1%	(23.5)	-1.1%	(0.3)
Equity in net income of unconsolidated affiliates (1)	84.4	3.9%	80.8	3.8%	3.6
Income tax expense	(48.6)	-2.2%	(34.1)	-1.6%	14.5

Net earnings	157.3	7.3%	94.9	4.5%	62.4
Net earnings attributable to noncontrolling interests	9.3	0.4%	9.7	0.5%	(0.4)

Net earnings attributable to controlling interest	$148.0	6.8%	$85.2	4.0%	$62.8

(1) Equity income by unconsolidated affiliate
WAVE	$57.9		$59.8		$(1.9)
ClarkDietrich	15.7		10.3		5.4
Serviacero	4.5		2.9		1.6
ArtiFlex	6.1		7.2		(1.1)
WSP	—		1.7		(1.7)
Other	0.2		(1.1)		1.3

Total	$84.4		$80.8		$3.6

Net earnings attributable to controlling interest for the nine months ended February 28, 2017 increased $62.8 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $63.8 million from the comparable period in the prior year. The increase was the result of higher average direct selling prices in Steel Processing, which favorably impacted net sales by $80.9 million, partially offset by lower volume in Engineered Cabs and certain Pressure Cylinders businesses. Net sales were also favorably impacted by the consolidation of WSP, which contributed net sales of $52.0 million.

•

Gross margin increased $63.0 million from the comparable period in the prior year. A favorable pricing spread, primarily in Steel Processing and to a lesser extent in Pressure Cylinders, increased gross margin by $86.2 million. The impact of higher spreads was partially offset by higher overall manufacturing expenses, which reduced gross margin by $19.6 million.

•

SG&A expense increased $14.0 million over the comparable prior year period. The consolidation of WSP and the impact of prior year acquisitions in Pressure Cylinders accounted for $7.4 million of the increase. The remaining increase in SG&A expense was due to higher profit sharing and bonus expense and an increase in accrued legal costs.

•

Restructuring and other expense totaled $6.0 million in the current period. A total of $3.1 million related to activities within Pressure Cylinders, including $1.8 million of costs incurred in connection with a plant consolidation at our cryogenics joint venture in Turkey. The remaining activity related to ongoing costs associated with previously completed plant closures in Steel Processing and Engineered Cabs.

For additional information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•	Interest expense decreased $0.3 million from the comparable period in the prior year on lower short-term borrowings.

•

Equity income increased $3.6 million from the comparable period in the prior year on higher contributions from ClarkDietrich and Serviacero. Equity income at ClarkDietrich was $5.4 million higher than the prior year period despite a $4.0 million favorable impact related to legal settlements in the prior year. The contribution from Serviacero was also up on a favorable pricing spread driven by significant inventory holding gains in the current period. Strong automotive and construction markets in the U.S. are benefiting these businesses. We received distributions of $84.2 million from our unconsolidated affiliates during the nine months ended February 28, 2017. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense increased $14.5 million from the comparable period in the prior year due to higher earnings. The increase in tax expense was partially offset by the following items recorded in the current year: (i) a $16.0 million tax benefit associated with share-based payment awards, and (ii) a $1.2 million tax benefit related to foreign tax credits. Tax expense of $48.6 million for the nine months ended February 28, 2017 was calculated using an estimated annual effective rate of 27.2% versus 29.6% in the prior year comparable period. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Nine Months Ended
	Feb 28,	% of	Feb 29,	% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$1,492.7	100.0%	$1,377.6	100.0%	$115.1
Cost of goods sold	1,267.8	84.9%	1,206.4	87.6%	61.4

Gross margin	224.9	15.1%	171.2	12.4%	53.7
Selling, general and administrative expense	107.1	7.2%	95.8	7.0%	11.3
Restructuring and other expense	1.5	0.1%	3.8	0.3%	(2.3)

Operating income	$116.3	7.8%	$71.6	5.2%	$44.7

Material cost	$976.0		$955.2		$20.8
Tons shipped (in thousands)	2,995		2,495		500

Net sales and operating highlights were as follows:

•

Net sales increased $115.1 million from the comparable period in the prior year driven primarily by higher average direct selling prices, which increased net sales by $80.9 million. The remaining increase was due to higher volume as a result of the consolidation of the WSP joint venture. The mix of direct versus toll tons processed was 51% to 49% compared to 61% to 39% in the comparable period of fiscal 2016. The change in mix was primarily the result of the consolidation of WSP.

•

Operating income increased $44.7 million from the comparable period in the prior year on higher gross margin, partially offset by higher SG&A expense. Margins improved on a favorable pricing spread, partially offset by higher manufacturing expenses driven by higher profit sharing and bonus expense, an increase in healthcare costs and production/start-up costs associated with new production lines at our TWB joint venture. The net impact of these factors increased gross margin by $51.6 million. SG&A expense increased $11.3 million on higher allocated corporate costs, the consolidation of WSP, and higher profit sharing and bonus expense. Restructuring and other expense in the nine months ended February 28, 2017 consisted primarily of costs related to the closure of PSM.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Nine Months Ended
	Feb 28,	% of	Feb 29,	% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$598.3	100.0%	$626.3	100.0%	$(28.0)
Cost of goods sold	452.0	75.5%	482.0	77.0%	(30.0)

Gross margin	146.3	24.5%	144.3	23.0%	2.0
Selling, general and administrative expense	107.7	18.0%	106.1	16.9%	1.6
Impairment of long-lived assets	—	0.0%	23.0	3.7%	(23.0)
Restructuring and other (income) expense	3.1	0.5%	(0.3)	0.0%	3.4

Operating income	$35.5	5.9%	$15.5	2.5%	$20.0

Material cost	$243.1		$269.4		$(26.3)

Net sales by principal class of products:
Consumer products	$170.4		$155.5		$14.9
Industrial products	305.0		324.6		(19.6)
Alternative fuels	81.9		71.1		10.8
Oil & gas equipment	41.0		75.1		(34.1)

Total Pressure Cylinders	$598.3		$626.3		$(28.0)

Units shipped by principal class of products:
Consumer products	33,291,082		32,979,643		311,439
Industrial products	19,403,628		19,709,251		(305,623)
Alternative fuels	370,761		295,200		75,561
Oil & gas equipment	1,671		3,004		(1,333)

Total Pressure Cylinders	53,067,142		52,987,098		80,044

Net sales and operating highlights were as follows:

•

Net sales decreased $28.0 million from the comparable period in the prior year. The decrease was driven by lower volumes in the oil & gas equipment and industrial products businesses, partially offset by improvements in consumer products and alternative fuels. The most significant decline was in oil & gas equipment, where net sales decreased 45%, or $34.1 million, on weak demand. Net sales in the industrial products business were down $19.6 million on lower volume due to weak demand across our refillable propane cylinder products, as well as softness for high pressure industrial cylinders in Europe.

•

Operating income increased $20.0 million from the comparable period in the prior year primarily on lower impairment and restructuring charges, which declined $19.6 million. Improvements in the consumer products and alternative fuels businesses were largely offset by declines in the oil & gas equipment and industrial products businesses.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Nine Months Ended
	Feb 28,	% of	Feb 29,	% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$71.6	100.0%	$92.9	100.0%	$(21.3)
Cost of goods sold	66.2	92.5%	90.2	97.1%	(24.0)

Gross margin	5.4	7.5%	2.7	2.9%	2.7
Selling, general and administrative expense	11.2	15.6%	14.2	15.3%	(3.0)
Impairment of long-lived assets	-	0.0%	3.0	3.2%	(3.0)
Restructuring and other expense	1.4	2.0%	3.1	3.3%	(1.7)

Operating loss	$(7.2)	-10.1%	$(17.6)	-18.9%	$10.4

Material cost	$32.2		$43.7		$(11.5)

Net sales and operating highlights were as follows:

•	Net sales decreased $21.3 million from the comparable period in the prior year due to declines in market demand.

•

Operating loss improved $10.4 million to $7.2 million on lower impairment and restructuring charges and the impact of cost reduction efforts, which led to margin improvements and a 21% decline in SG&A expense.

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

	Nine Months Ended
	Feb 28,	% of	Feb 29,	% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$6.2	100.0%	$8.2	100.0%	$(2.0)
Cost of goods sold	1.7	27.4%	8.3	101.2%	(6.6)

Gross margin (loss)	4.5	72.6%	(0.1)	-1.2%	4.6
Selling, general and administrative expense	6.8	109.7%	2.5	30.5%	4.3
Restructuring and other income	-	0.0%	(1.2)	-14.6%	1.2

Operating loss	(2.3)	-37.1%	(1.4)	-17.1%	(0.9)

Net sales and operating highlights were as follows:

•	Net sales decreased $2.0 million from the comparable period in the prior year as the former Construction Services operating segment ceased operations during the first quarter of fiscal 2017.

•

Operating loss of $2.3 million in the current period was driven primarily by higher SG&A expense, up $4.3 million due primarily to higher profit sharing and bonus expense and an increase in accrued legal costs. Gross margin improved $4.6 million on higher contributions from WEI and lower losses in Construction Services, which ceased operations during the first quarter of fiscal 2017.

Liquidity and Capital Resources

During the nine months ended February 28, 2017, we generated $254.9 million of cash from operating activities, invested $52.2 million in property, plant and equipment and paid dividends of $38.1 million on our common shares. The following table summarizes our consolidated cash flows for the nine months ended February 28, 2017 and February 29, 2016:

	Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016
Net cash provided by operating activities	$254.9	$295.8
Net cash used by investing activities	(51.2)	(105.4)
Net cash used by financing activities	(60.6)	(196.1)

Increase (decrease) in cash and cash equivalents	143.1	(5.7)
Cash and cash equivalents at beginning of period	84.2	31.1

Cash and cash equivalents at end of period	$227.3	$25.4

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

Net cash provided by operating activities was $254.9 million during the nine months ended February 28, 2017 compared to $295.8 million in the comparable period of fiscal 2016. The decrease was driven primarily by an increase in working capital levels as a result of higher average steel prices, partially offset by higher net earnings. Net cash provided by operating activities in the prior year period benefited from declining working capital levels as a result of declining steel prices and lower overall volumes.

Investing Activities

Net cash used by investing activities was $51.2 million during the nine months ended February 28, 2017 compared to $105.4 million in the prior year period. The decrease from the prior year period was driven primarily by the absence of acquisitions in the current year and lower capital expenditures, which decreased $23.3 million.

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

Financing Activities

Net cash used by financing activities was $60.6 million during the nine months ended February 28, 2017 compared to $196.1 million in the comparable prior year period. The decrease from the prior year period was driven primarily by the absence of share repurchases and lower repayments of short-term borrowings.

As of February 28, 2017, we were in compliance with our short-term and long-term financial debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at February 28, 2017 were unchanged from those reported as of May 31, 2016.

Common shares - The Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.20 per common share for the first, second and third quarters of fiscal 2017 compared to $0.19 per common share for the first, second and third quarters of fiscal 2016. Dividends paid on our common shares totaled $38.1 million and $35.5 million during the nine months ended February 28, 2017 and February 29, 2016, respectively. On March 29, 2017, the Board declared a quarterly dividend of $0.20 per share payable on June 29, 2017, to shareholders of record on June 15, 2017.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. A total of 5,953,855 common shares have been repurchased under this authorization, leaving 4,046,145 common shares available for repurchase. No common shares were repurchased under this authorization during the first nine months of fiscal 2017.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2017, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $9.6 million at February 28, 2017. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

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

In April 2015, amended accounting guidance was issued that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability itself. The amended guidance does not apply to line-of-credit arrangements. Accordingly, issuance costs related to line-of-credit arrangements will continue to be presented as an asset and amortized ratably over the term of the arrangement. The Company adopted this guidance on a retrospective basis effective June 1, 2016. As a result, debt issuance costs totaling $2.2 million and $2.5 million as of February 28, 2017 and May 31, 2016, respectively, have been presented as a component of the carrying amount of long-term debt reported in our consolidated balance sheets. Fiscal 2016 amounts were previously capitalized and reported within other assets.

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

In March 2016, amended accounting guidance was issued that simplifies the accounting for share-based payments. The amended guidance impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. The Company early adopted this guidance during the fourth quarter of fiscal 2016. As required for early adoption in an interim period, all adjustments have been reflected as of the beginning of fiscal 2016. Accordingly, income tax expense for the three and nine months ended February 29, 2016 has been restated to reflect excess tax benefits associated with share-based payments totaling $271,000 and $965,000, respectively, in income tax expense, rather than in paid-in capital.

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The amended guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete. We plan to adopt the amended guidance in the first quarter of fiscal 2019 and expect to make a determination as to the method of adoption by the end of fiscal 2017.

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

In November 2016, amended accounting guidance was issued that requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material impact on our consolidated cash flows.

In January 2017, amended accounting guidance was issued to clarify the definition of a business to provide additional guidance to assist in evaluating whether transactions should be accounted for as an acquisition (or disposal) of either an asset or business. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material impact on our consolidated financial position or results of operations.

In January 2017, amended accounting guidance was issued to simplify the goodwill impairment calculation, by removing Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2017). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended February 28, 2017) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended February 28, 2017:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
December 1-31, 2016 (2)	178,020	$58.85	-	4,046,145
January 1-31, 2017	-	$-	-	4,046,145
February 1-28, 2017	-	$-	-	4,046,145

Total	178,020	$58.85	-

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 26, 2014, Worthington Industries, Inc. announced that on June 25, 2014, the Board of Directors had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 4,046,145 common shares were available under this repurchase authorization at February 28, 2017.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 178,020 common shares surrendered by employees in December 2016 to satisfy tax withholding obligations upon the vesting of restricted common shares. These common shares were not counted against the share repurchase authorization in effect throughout the third quarter of fiscal 2017 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. –  Other Information

Not applicable.

Item 6. – Exhibits

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 28, 2017 and May 31, 2016;
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2017 and February 29, 2016;
(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2017 and February 29, 2016;
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2017 and February 29, 2016; and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 10, 2017	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at February 28, 2017 and May 31, 2016;

(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2017 and February 29, 2016;

(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2017 and February 29, 2016;

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2017 and February 29, 2016; and

(v)	Notes to Consolidated Financial Statements.