Form 10-Q
period 2017-08-31
WORTHINGTON INDUSTRIES INC
filed 2017-10-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On September 29, 2017, the number of Common Shares, without par value, issued and outstanding was 62,970,687.

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

•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	deviation of actual results from estimates and/or assumptions used by us in the application of our critical accounting policies;
•	level of imports and import prices in our markets;
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
•

other risks described from time to time in the filings of Worthington Industries, Inc. with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 31, 2017	May 31, 2017
Assets
Current assets:
Cash and cash equivalents	$195,855	$278,081
Receivables, less allowances of $3,789 and $3,444 at August 31, 2017 and May 31, 2017, respectively	465,113	486,730
Inventories:
Raw materials	232,571	185,001
Work in process	102,875	95,630
Finished products	90,433	73,303

Total inventories	425,879	353,934
Income taxes receivable	2,105	7,164
Assets held for sale	9,358	9,654
Prepaid expenses and other current assets	62,855	55,406

Total current assets	1,161,165	1,190,969
Investments in unconsolidated affiliates	212,670	208,591
Goodwill	355,455	247,673
Other intangible assets, net of accumulated amortization of $68,245 and $63,134 at August 31, 2017 and May 31, 2017, respectively	247,757	82,781
Other assets	27,917	24,841
Property, plant and equipment:
Land	27,374	22,077
Buildings and improvements	304,705	297,951
Machinery and equipment	1,024,498	961,542
Construction in progress	30,174	27,616

Total property, plant and equipment	1,386,751	1,309,186
Less: accumulated depreciation	761,161	738,697

Total property, plant and equipment, net	625,590	570,489

Total assets	$2,630,554	$2,325,344

Liabilities and equity
Current liabilities:
Accounts payable	$384,486	$368,071
Short-term borrowings	421	123
Accrued compensation, contributions to employee benefit plans and related taxes	73,040	86,201
Dividends payable	14,148	13,698
Other accrued items	55,332	41,551
Income taxes payable	7,485	4,448
Current maturities of long-term debt	7,072	6,691

Total current liabilities	541,984	520,783
Other liabilities	66,093	61,498
Distributions in excess of investment in unconsolidated affiliate	58,371	63,038
Long-term debt	773,090	571,796
Deferred income taxes, net	108,289	34,300

Total liabilities	1,547,827	1,251,415
Shareholders’ equity—controlling interest	958,174	951,635
Noncontrolling interests	124,553	122,294

Total equity	1,082,727	1,073,929

Total liabilities and equity	$2,630,554	$2,325,344

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended August 31,
	2017	2016
Net sales	$848,237	$737,549
Cost of goods sold	715,459	590,267

Gross margin	132,778	147,282
Selling, general and administrative expense	88,249	81,056
Restructuring and other expense	2,304	1,328

Operating income	42,225	64,898
Other income (expense):
Miscellaneous income, net	348	863
Interest expense	(8,807)	(7,870)
Equity in net income of unconsolidated affiliates	27,306	34,544

Earnings before income taxes	61,072	92,435
Income tax expense	12,998	23,899

Net earnings	48,074	68,536
Net earnings attributable to noncontrolling interests	2,540	2,969

Net earnings attributable to controlling interest	$45,534	$65,567

Basic
Average common shares outstanding	62,444	61,885

Earnings per share attributable to controlling interest	$0.73	$1.06

Diluted
Average common shares outstanding	64,590	64,337

Earnings per share attributable to controlling interest	$0.70	$1.02

Common shares outstanding at end of period	62,144	62,179

Cash dividends declared per share	$0.21	$0.20

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended August 31,
	2017	2016
Net earnings	$48,074	$68,536
Other comprehensive income (loss):
Foreign currency translation	15,872	(665)
Pension liability adjustment, net of tax	(6)	—
Cash flow hedges, net of tax	1,887	625

Other comprehensive income (loss)	17,753	(40)

Comprehensive income	65,827	68,496
Comprehensive income attributable to noncontrolling interests	2,979	2,973

Comprehensive income attributable to controlling interest	$62,848	$65,523

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended August 31,
	2017	2016
Operating activities:
Net earnings	$48,074	$68,536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,365	21,831
Provision for deferred income taxes	7,934	20
Bad debt income	(62)	(81)
Equity in net income of unconsolidated affiliates, net of distributions	(7,755)	3,898
Net loss on assets	1,425	4,396
Stock-based compensation	3,407	3,136
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	62,678	16,954
Inventories	(34,696)	(50,398)
Prepaid expenses and other current assets	1,143	7,162
Other assets	(350)	1,246
Accounts payable and accrued expenses	(26,791)	43,061
Other liabilities	2,983	1,144

Net cash provided by operating activities	83,355	120,905

Investing activities:
Investment in property, plant and equipment	(18,013)	(16,316)
Acquisitions, net of cash acquired	(284,505)	—
Proceeds from sale of assets	427	157

Net cash used by investing activities	(302,091)	(16,159)

Financing activities:
Net proceeds from (repayments of) short-term borrowings	298	(1,117)
Proceeds from long-term debt, net of issuance costs	198,279	—
Principal payments on long-term debt	(219)	(219)
Proceeds from issuance of common shares, net of tax withholdings	(3,274)	5,821
Payments to noncontrolling interests	(720)	—
Repurchase of common shares	(45,076)	—
Dividends paid	(12,778)	(11,894)

Net cash provided (used) by financing activities	136,510	(7,409)

Increase (decrease) in cash and cash equivalents	(82,226)	97,337
Cash and cash equivalents at beginning of period	278,081	84,188

Cash and cash equivalents at end of period	$195,855	$181,525

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

The Company owns controlling interests in the following five joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas”) (75%), Worthington Energy Innovations, LLC (“WEI”) (75%), and Worthington Specialty Processing (“WSP”) (51%). These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2018 (“fiscal 2018”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (“fiscal 2017”) of Worthington Industries, Inc. (the “2017 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

In July 2015, amended accounting guidance was issued regarding the measurement of inventory. The amended guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance has no impact on inventory accounted for under the last-in, first-out (LIFO) or retail inventory methods. The Company adopted this amended guidance on a prospective basis effective June 1, 2017. The adoption of this guidance did not impact our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete. We plan to adopt the new guidance in the first quarter of fiscal 2019. The Company will continue to monitor any modifications, clarifications, and interpretations by the FASB that may impact its conclusions.

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP. Among other changes, the new guidance requires that lease assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented. We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the new guidance on our ongoing financial reporting.

In June 2016, new accounting guidance was issued related to the measurement of credit losses on financial instruments. The new guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the new guidance on our ongoing financial reporting.

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

In March 2017, amended accounting guidance was issued that requires an employer to report the service cost component of pension and postretirement benefits in the same line as other current employee compensation costs. Additionally, other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside of income from operations. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

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

In August 2017, amended accounting guidance was issued that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

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

We received distributions from unconsolidated affiliates totaling $19,551,000 during the three months ended August 31, 2017. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $58,371,000 at August 31, 2017. In accordance with the applicable accounting guidance, we reclassified the negative balance to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized as follows:

(in thousands)	August 31, 2017	May 31, 2017
Cash	$40,943	$55,541
Other current assets	591,345	559,021
Noncurrent assets	366,877	361,106

Total assets	$999,165	$975,668

Current liabilities	$157,932	$156,947
Short-term borrowings	11,063	8,172
Current maturities of long-term debt	4,367	5,827
Long-term debt	268,867	268,711
Other noncurrent liabilities	24,816	21,380
Equity	532,120	514,631

Total liabilities and equity	$999,165	$975,668

	Three Months Ended August 31,
(in thousands)	2017	2016
Net sales	$442,624	$417,115
Gross margin	86,235	124,197
Operating income	57,163	94,397
Depreciation and amortization	7,193	6,820
Interest expense	2,492	2,148
Income tax expense	1,348	7,518
Net earnings	52,474	86,067

NOTE C – Restructuring and Other Expense

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location. Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption, in our consolidated statement of earnings for the three months ended August 31, 2017 is summarized below:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$253	$1,877	$(182)	$127	$2,075
Facility exit and other costs	536	284	(950)	131	1

	$789	2,161	$(1,132)	$258	$2,076

Net loss on sale of assets		143

Restructuring and other expense		$2,304

During the three months ended August 31, 2017, the following actions were taken related to the Company’s restructuring activities:

•	In connection with the acquisition of Amtrol on June 2, 2017, the Company recognized severance expense of $1,877,000 related to corporate management positions at Amtrol that were eliminated.

•	In connection with the closure of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”), the Company recognized facility exit costs of $279,000.

•	In connection with other non-significant restructuring activities, the Company recognized facility exit costs of $5,000. The Company also recognized a net loss on disposal of assets of $143,000.

The total liability associated with our restructuring activities as of August 31, 2017 is expected to be paid in the next twelve months.

NOTE D – Contingent Liabilities and Commitments

We are defendants in certain legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not have a material adverse effect on our consolidated financial position or future results of operations or cash flows. We believe that environmental issues will not have a material effect on our capital expenditures, consolidated financial position or future results of operations or cash flows.

NOTE E – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2017, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $9,049,000 at August 31, 2017. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $15,662,000 of outstanding stand-by letters of credit issued to third-party service providers at August 31, 2017. The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at August 31, 2017.

NOTE F – Debt and Receivables Securitization

On July 28, 2017, we issued $200,000,000 aggregate principal amount of senior unsecured notes due August 1, 2032 (the “2032 Notes”). The 2032 Notes bear interest at a rate of 4.30%. The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below. We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes. The interest rate swap had a notional amount of $150,000,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes. Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098,000, which was reflected in accumulated other comprehensive income (“AOCI”). Approximately $2,114,000 and $198,000 were allocated to debt issuance costs and the debt discount. The debt issuance costs and the debt discount were recorded on the consolidated balance sheet within long-term debt as a contra-liability. The unamortized portion of the debt issuance costs and debt discount was $2,103,000 and $197,000, respectively, at August 31, 2017.

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility typically have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Fed Funds rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at August 31, 2017. As discussed in “NOTE E – Guarantees,” we provided $15,662,000 in letters of credit for third-party beneficiaries as of August 31, 2017. While not drawn against at August 31, 2017, $14,050,000 of these letters of credit were issued against availability under the Credit Facility, leaving $485,950,000 available under the Credit Facility at August 31, 2017.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) that matures in January 2018. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of August 31, 2017, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE G – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the three months ended August 31:

	2017			2016
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$15,872	$-	$15,872	$(665)	$-	$(665)
Pension liability adjustment	-	(6)	(6)	-	-	-
Cash flow hedges	2,993	(1,106)	1,887	1,088	(463)	625

Other comprehensive income (loss)	$18,865	$(1,112)	$17,753	$423	$(463)	$(40)

NOTE H – Changes in Equity

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the three months ended August 31, 2017:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non controlling Interests	Total
Balance at May 31, 2017	$303,391	$(27,775)	$676,019	$951,635	$122,294	$1,073,929
Net earnings	-	-	45,534	45,534	2,540	48,074
Other comprehensive income	-	17,314	-	17,314	439	17,753
Common shares issued, net of withholding tax	(3,274)	-	-	(3,274)	-	(3,274)
Common shares in NQ plans	536	-	-	536	-	536
Stock-based compensation	4,822	-	-	4,822	-	4,822
Purchases and retirement of common shares	(4,235)	-	(40,841)	(45,076)	-	(45,076)
Cash dividends declared	-	-	(13,317)	(13,317)	-	(13,317)
Dividends to noncontrolling interest	-	-	-	-	(720)	(720)

Balance at August 31, 2017	$301,240	$(10,461)	$667,395	$958,174	$124,553	$1,082,727

The components of the changes in accumulated other comprehensive loss were as follows:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2017	$(17,358)	$(14,819)	$4,402	$(27,775)
Other comprehensive income before reclassifications	15,433	-	6,798	22,231
Reclassification adjustments to income (a)	-	-	(3,805)	(3,805)
Income taxes	-	(6)	(1,106)	(1,112)

Balance as of August 31, 2017	$(1,925)	$(14,825)	$6,289	$(10,461)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE N – Derivative Instruments and Hedging Activities.”

NOTE I – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2017, we granted non-qualified stock options covering a total of 90,200 common shares under our stock-based compensation plans. The option price of $47.76 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $14.99 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,203,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	1.81%
Expected volatility	36.65%
Risk-free interest rate	1.98%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2017, we granted an aggregate of 122,400 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $47.81 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $5,208,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2018, 2019 and 2020. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the three months ended August 31, 2017, we granted performance share awards covering an aggregate of 54,700 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,768,000 and will be recognized over the three-year performance period.

NOTE J – Income Taxes

Income tax expense for the three months ended August 31, 2017 and 2016 reflected estimated annual effective income tax rates of 30.5% and 31.2%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation) and TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2018 could be materially different from the forecasted rate as of August 31, 2017.

NOTE K – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the three months ended August 31, 2017 and 2016:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2017	2016
Numerator (basic & diluted):
Net earnings attributable to controlling interest -income available to common shareholders	$45,534	$65,567
Denominator:
Denominator for basic earnings per share attributable to controlling interest—weighted average common shares	62,444	61,885
Effect of dilutive securities	2,146	2,452

Denominator for diluted earnings per share attributable to controlling interest—adjusted weighted average common shares	64,590	64,337

Basic earnings per share attributable to controlling interest	$0.73	$1.06
Diluted earnings per share attributable to controlling interest	$0.70	$1.02

Stock options covering 161,429 common shares have been excluded from the computation of diluted earnings per share for the three months ended August 31, 2016 because the effect of their inclusion would have been “anti-dilutive” for that period.

NOTE L – Segment Operations

Summarized financial information for our reportable segments is shown in the following table:

	Three Months Ended August 31,
(in thousands)	2017	2016
Net sales
Steel Processing	$543,491	$505,674
Pressure Cylinders	269,811	205,209
Engineered Cabs	31,946	25,581
Other	2,989	1,085

Total net sales	$848,237	$737,549

Operating income (loss)
Steel Processing	$32,872	$54,782
Pressure Cylinders	10,458	14,105
Engineered Cabs	(361)	(1,843)
Other	(744)	(2,146)

Total operating income	$42,225	$64,898

Restructuring and other expense
Steel Processing	$279	$966
Pressure Cylinders	1,877	146
Engineered Cabs	4	206
Other	144	10

Total restructuring and other expense	$2,304	$1,328

(in thousands)	August 31, 2017	May 31, 2017
Total assets
Steel Processing	$882,161	$882,863
Pressure Cylinders	1,176,298	766,611
Engineered Cabs	68,738	62,141
Other	503,357	613,729

Total assets	$2,630,554	$2,325,344

Effective June 1, 2017, we made certain organizational changes impacting the internal reporting and management structure of Packaging Solutions. As a result of these organizational changes, management responsibilities and internal reporting were realigned, moving Packaging Solutions from the Steel Processing operating segment to the Engineered Cabs operating segment. Previously reported results have not been restated and are immaterial for all periods presented.

NOTE M – Acquisitions

On June 2, 2017, the Company acquired Amtrol, a leading manufacturer of pressure cylinders and water system tanks with operations in the U.S. and Europe. The total purchase price was $291,921,000 after adjusting for excess working capital and was funded primarily with cash on hand. The net assets became part of the Pressure Cylinders operating segment at closing, with the well water and expansion tank operations aligning under the consumer products business and the refrigerant, liquid propane and industrial and specialty gas operations aligning under the industrial products business. Total acquisition-related expenses were $3,568,000 of which $1,568,000 was incurred during the three months ended August 31, 2017.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated by the Company, including but not limited to, the fair value accounting, legal and tax matters, obligations, and deferred taxes.

The assets acquired and liabilities assumed were recognized at their preliminary acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful Life (Years)
Category
Customer relationships	$90,800	14-17
Trade names	62,200	Indefinite
Technology	13,000	15-16

Total acquired identifiable intangible assets	$166,000

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

The following table summarizes the consideration transferred for the assets of Amtrol and the preliminary fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash	$6,893
Accounts receivable	40,212
Inventories	37,249
Prepaid expenses	981
Other assets	2,550
Intangible assets	166,000
Property, plant and equipment	52,870

Total assets	306,755
Accounts payable	25,945
Accrued liabilities	21,016
Long-term debt including current maturities	2,287
Other accrued items	3,993
Deferred income taxes, net	64,495

Net identifiable assets	189,019
Goodwill	102,902

Purchase price	$291,921
Less: excess working capital	(523)

Cash paid at closing	$291,398

The Company’s results of operations for the three months ended August 31, 2017 included the operating results of Amtrol since the date of acquisition. Net sales and operating loss of Amtrol were $57,346,000 and $2,611,000, respectively, for the three months ended August 31, 2017. The following unaudited pro forma information presents consolidated financial information as if Amtrol had been acquired at the beginning of fiscal 2017. Depreciation and amortization expense included in the pro forma results reflect the preliminary acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of Amtrol assuming a June 1, 2016 acquisition date. Adjustment has also been made for acquisition-related costs incurred in each period presented. Pro forma results for the three months ended August 31, 2017, have also been adjusted to remove the impact of the acquisition-date fair value adjustments to inventories and accrued severance costs related to headcount reductions at Amtrol initiated during the current period, as discussed in “NOTE C – Restructuring and Other Expense.” The pro forma adjustments noted above have been adjusted for the applicable income tax impact. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time.

	Three months ended August 31,
(in thousands, except per share amounts)	2017	2016
Net sales	$848,237	$795,544
Net earnings attributable to controlling interest	$49,471	$70,357
Diluted earnings per share attributable to controlling interest	$0.77	$1.09

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

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at August 31, 2017:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$6,282	Accounts payable	$-
	Other assets	257	Other liabilities	-

		6,539		-

Interest rate contracts	Receivables	-	Accounts payable	150
	Other assets	-	Other liabilities	150

		-		300

Totals		$6,539		$300

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2,508	Accounts payable	$37
	Other assets	32	Other liabilities	-

		2,540		37

Foreign exchange contracts	Receivables	-	Accounts payable	5

Totals		$2,540		$42

Total derivative instruments		$9,079		$342

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $42,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at August 31, 2017:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$25,372	September 2017 - June 2019
Interest rate contracts	18,221	September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges during the three months ended August 31, 2017 and 2016:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain (Loss)	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months ended August 31, 2017:
Commodity contracts	$3,734	Cost of goods sold	$4,168	Cost of goods sold	$-
Interest rate contracts	3,064	Interest expense	(363)	Interest expense	-

Totals	$6,798		$3,805		$-

For the three months ended August 31, 2016:
Commodity contracts	$769	Cost of goods sold	$(252)	Cost of goods sold	$-
Interest rate contracts	(36)	Interest expense	(103)	Interest expense	-

Totals	$733		$(355)		$-

The estimated net amount of the losses recognized in AOCI at August 31, 2017 expected to be reclassified into net earnings within the succeeding twelve months is $5,666,000 (net of tax of $3,425,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2017, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ending May 31, 2018 and May 31, 2019.

Economic (Non-designated) Hedges

We enter into foreign currency exchange contracts to manage our foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment. We also enter into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2017:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$20,346	September 2017 - February 2019
Foreign exchange contracts	4,921	September 2017

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended August 31, 2017 and 2016:

		Gain (Loss) Recognized
		In Earnings for the
		Three Months Ended
	Location of Gain (Loss)	August 31,
(in thousands)	Recognized in Earnings	2017	2016
Commodity contracts	Cost of goods sold	$2,334	$2,908
Foreign exchange contracts	Miscellaneous income, net	(208)	(66)

Total		$2,126	$2,842

The gain (loss) on the foreign currency exchange contracts derivatives significantly offsets the gain (loss) on the hedged item.

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At August 31, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$9,079	$-	$9,079

Total assets	$-	$9,079	$-	$9,079

Liabilities
Derivative contracts (1)	$-	$342	$-	$342
Contingent consideration obligation (2)	-	-	593	593

Total liabilities	$-	$342	$593	$935

At May 31, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$8,326	$-	$8,326

Total assets	$-	$8,326	$-	$8,326

Liabilities
Derivative contracts (1)	$-	$1,142	$-	$1,142
Contingent consideration obligation (2)	-	-	585	585

Total liabilities	$-	$1,142	$585	$1,727

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $835,414,000 and $618,059,000 at August 31, 2017 and May 31, 2017, respectively. The carrying amount of long-term debt, including current maturities, was $780,162,000 and $578,487,000 at August 31, 2017 and May 31, 2017, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I—Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or our “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. –Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (“fiscal 2017”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

As of August 31, 2017, excluding our joint ventures, we operated 34 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. The Worthington Energy Innovations (“WEI”) operating segment does not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, and therefore is combined and reported in the “Other” category.

As of August 31, 2017, we held equity positions in 11 joint ventures, which operated 51 manufacturing facilities worldwide. Five of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining six of these joint ventures are accounted for using the equity method.

Overview

The Company delivered overall sales growth of 15% for the first quarter of fiscal 2018 over the comparable period of fiscal 2017, on contributions from the acquisition of Amtrol on June 2, 2017, as discussed below under Recent Business Developments, and higher average selling prices in Steel Processing. Net earnings declined from the record levels achieved in the prior year quarter, when rising steel prices led to record direct spreads at Steel Processing. By comparison, steel prices were relatively stable during the first quarter of fiscal 2018 resulting in small inventory holding losses. Pressure Cylinders’ results were down from the prior year quarter as contributions from Amtrol and improvements in the oil & gas equipment business were more than offset by incremental expense directly associated with the Amtrol acquisition and declines in the alternative fuels business.

Equity in net income of unconsolidated affiliates (“equity income”) decreased $7.2 million from the prior year quarter due primarily to lower contributions from ClarkDietrich, partially offset by minor increases at WAVE and Serviacero. ClarkDietrich’s contribution to equity income was $7.9 million lower than the prior year quarter as higher steel prices compressed margins. We received distributions from unconsolidated joint ventures of $19.6 million during the first quarter of fiscal 2018.

Recent Business Developments

•

On June 2, 2017, the Company acquired Amtrol, a leading manufacturer of pressure cylinders and water system tanks with operations in the U.S. and Europe. The total purchase price was $291.9 million after adjusting for excess working capital and was funded primarily with cash on hand. The net assets became part of the Pressure Cylinders operating segment at closing, with the well water and expansion tank operations aligning under the consumer products business and the refrigerant, liquid propane and industrial and specialty gas operations aligning under the industrial products business. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Acquisitions.”

•

On July 28, 2017, the Company completed the public offering of $200.0 million aggregate principal amount of senior unsecured notes. The notes bear interest at a rate of 4.30% and mature on August 1, 2032. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE F – Debt and Receivables Securitization.”

•

Effective June 1, 2017, the Company changed the internal reporting and management structure of its Packaging Solutions business. As a result, management responsibilities and internal reporting were realigned, moving from Steel Processing to Engineered Cabs. Previously reported results have not been restated and are immaterial for all periods presented.

•	During the first quarter of fiscal 2018, the Company repurchased a total of 875,000 common shares for $45.1 million at an average price of $51.52 per share.

•

On September 27, 2017, the Board of Directors of Worthington Industries, Inc. (the “Board”) declared a quarterly dividend of $0.21 per share payable on December 29, 2017, to shareholders of record on December 15, 2017.

•

On September 27, 2017, the Board authorized the repurchase of up to an additional 6,828,855 of the Company’s common shares, increasing the total number of common shares available for repurchase to 10,000,000.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for the first quarter of each of fiscal 2018 and fiscal 2017 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 58% of Steel Processing’s net sales are to the automotive market. North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive end market.

Approximately 14% of the net sales of our Steel Processing operating segment and 48% of the net sales of our Engineered Cabs operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 28% and 52% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended August 31,
	2017	2016	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.0%	1.5%	0.5%
Hot-Rolled Steel ($ per ton) [2]	$604	$617	$(13)
Detroit Three Auto Build (000’s vehicles) [3]	2,124	2,330	(206)
No. America Auto Build (000’s vehicles) [3]	4,197	4,648	(451)
Zinc ($ per pound) [4]	$1.22	$0.98	$0.24
Natural Gas ($ per mcf) [5]	$2.95	$2.69	$0.26
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.54	$2.39	$0.15
Crude Oil—WTI ($ per barrel) [6]	$46.67	$46.04	$0.63

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2018 (first quarter), fiscal 2017 and fiscal 2016:

(Dollars per ton 1 )
	Fiscal Year
	2018	2017	2016
1st Quarter	$604	$617	$461
2nd Quarter	N/A	$544	$419
3rd Quarter	N/A	$608	$381
4th Quarter	N/A	$636	$486
Annual Avg.	$604	$601	$437

1 CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the first quarters of fiscal 2018 or fiscal 2017. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2018, vehicle production for the Detroit Three automakers was down 9%, while North American vehicle production as a whole was down 10%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2018 Compared to Fiscal 2017

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$848.2	100.0%	$737.5	100.0%	$110.7
Cost of goods sold	715.5	84.4%	590.2	80.0%	125.3

Gross margin	132.7	15.6%	147.3	20.0%	(14.6)
Selling, general and administrative expense	88.2	10.4%	81.1	11.0%	7.1
Restructuring and other expense	2.3	0.3%	1.3	0.2%	1.0

Operating income	42.2	5.0%	64.9	8.8%	(22.7)
Miscellaneous income, net	0.3	0.0%	0.9	0.1%	(0.6)
Interest expense	(8.8)	-1.0%	(7.9)	-1.1%	0.9
Equity in net income of unconsolidated affiliates (1)	27.3	3.2%	34.5	4.7%	(7.2)
Income tax expense	(13.0)	-1.5%	(23.9)	-3.2%	(10.9)

Net earnings	48.0	5.7%	68.5	9.3%	(20.5)
Net earnings attributable to noncontrolling interests	2.5	0.3%	2.9	0.4%	(0.4)

Net earnings attributable to controlling interest	$45.5	5.4%	$65.6	8.9%	$(20.1)

(1) Equity income by unconsolidated affiliate
WAVE	$22.2		$20.7		$1.5
ClarkDietrich	0.7		8.6		(7.9)
Serviacero	3.0		2.0		1.0
ArtiFlex	1.5		2.9		(1.4)
Other	(0.1)		0.3		(0.4)

Total	$27.3		$34.5		$(7.2)

Net earnings attributable to controlling interest for the three months ended August 31, 2017 decreased $20.1 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $110.7 million over the comparable period in the prior year. The increase was driven by contributions from the acquisition of Amtrol, which totaled $57.3 million, and higher average selling prices in Steel Processing, up $43.2 million over the prior year. The balance of the increase was primarily the result of increased volume at Pressure Cylinders and Engineered Cabs.

•

Gross margin decreased $14.6 million from the comparable period in the prior year. Contributions from the acquisition of Amtrol were more than offset by lower spreads in Steel Processing, down approximately $23.4 million from the prior year quarter when rising steel prices led to significant inventory holding gains.

•

SG&A expense increased $7.1 million over the comparable period in the prior year. The increase was driven by the impact of the Amtrol acquisition, partially offset by lower profit sharing and bonus expense. Overall, SG&A expense was 10.4% of consolidated net sales compared to 11.0% in the comparable period of the prior year.

•

Restructuring and other expense totaled $2.3 million in the current period and consisted primarily of severance accruals at Pressure Cylinders related to corporate management positions at Amtrol that were eliminated. For additional information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Restructuring and Other Expense.”

•

Interest expense increased $0.9 million over the comparable period in the prior year. The increase was primarily due to the issuance of $200.0 million of aggregate principal amount senior unsecured notes due August 1, 2032. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE F – Debt and Receivables Securitization.”

•

Equity income decreased $7.2 million from the comparable period in the prior year due primarily to lower contributions from ClarkDietrich, partially offset by minor increases at WAVE and Serviacero. ClarkDietrich’s contribution to equity income was $7.9 million lower than the prior year quarter as higher steel prices compressed margins. We received distributions of $19.6 million from our unconsolidated affiliates during the quarter. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates.”

•

Income tax expense decreased $10.9 million from the comparable period in the prior year due primarily to lower earnings. The current quarter expense was calculated using an estimated annual effective income tax rate of 30.5% versus 31.2% in the prior year quarter. Discrete items in the current quarter reduced income tax expense by $6.2 million, including a net benefit of $3.8 million related to the acquisition of Amtrol. Discrete items in the prior year quarter reduced income tax expense by $5.8 million. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE J – Income Taxes” for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$543.5	100.0%	$505.7	100.0%	$37.8
Cost of goods sold	473.8	87.2%	413.0	81.7%	60.8

Gross margin	69.7	12.8%	92.7	18.3%	(23.0)
Selling, general and administrative expense	36.5	6.7%	36.9	7.3%	(0.4)
Restructuring and other expense	0.3	0.1%	1.0	0.2%	(0.7)

Operating income	$32.9	6.1%	$54.8	10.8%	$(21.9)

Material cost	$379.2		$312.7		$66.5
Tons shipped (in thousands)	968		1,032		(64)

Net sales and operating highlights were as follows:

•

Net sales increased $37.8 million over the comparable period in the prior year driven by higher average direct selling prices, which increased net sales by $43.2 million, partially offset by lower toll volume. The mix of direct versus toll tons processed was 56% to 44% compared to 52% to 48% in the prior year quarter.

•

Operating income decreased $21.9 million from the comparable period in the prior year due to a lower spread between average selling prices and material costs, down approximately $23.4 million from the prior year quarter when rising steel prices led to significant inventory holding gains.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$269.8	100.0%	$205.2	100.0%	$64.6
Cost of goods sold	212.0	78.6%	154.0	75.0%	58.0

Gross margin	57.8	21.4%	51.2	25.0%	6.6
Selling, general and administrative expense	45.4	16.8%	37.0	18.0%	8.4
Restructuring and other expense	1.9	0.7%	0.1	0.0%	1.8

Operating income	$10.5	3.9%	$14.1	6.9%	$(3.6)

Material cost	$120.6		$82.9		$37.7

Net sales by principal class of products:
Consumer products	$108.7		$81.8		$26.9
Industrial products	113.0		79.1		33.9
Alternative fuels	23.7		29.8		(6.1)
Oil & gas equipment	24.4		14.5		9.9

Total Pressure Cylinders	$269.8		$205.2		$64.6

Units shipped by principal class of products:
Consumer products	16,354,427		16,146,717		207,710
Industrial products	3,976,290		2,632,343		1,343,947
Alternative fuels	109,856		136,062		(26,206)
Oil & gas equipment	703		756		(53)

Total Pressure Cylinders	20,441,276		18,915,878		1,525,398

Net sales and operating highlights were as follows:

•

Net sales increased $64.6 million over the comparable period in the prior year due to contributions from the Amtrol acquisition, which totaled $57.3 million, and higher volumes in the oil & gas equipment business, partially offset by lower volumes in the alternative fuels business.

•

Operating income decreased $3.6 million from the comparable period in the prior year. The decrease was driven by incremental items directly associated with the Amtrol acquisition, which resulted in a net operating loss of $2.6 million for the acquired business. This included $2.6 million of additional expense within cost of goods sold for the write-up of inventory to fair value that was subsequently sold, $1.6 million of acquisition-related costs within SG&A expense and a $1.9 million severance accrual within restructuring expense. Improvements in the oil & gas equipment business and lower SG&A spend for the legacy cylinder businesses was largely offset by declines in the alternative fuels business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended August 31,
(In millions)	2017	% of Net sales	2016	% of Net sales	Increase/ (Decrease)
Net sales	$31.9	100.0%	$25.6	100.0%	$6.3
Cost of goods sold	28.0	87.8%	23.3	91.0%	4.7

Gross margin	3.9	12.2%	2.3	9.0%	1.6
Selling, general and administrative expense	4.3	13.5%	3.9	15.2%	0.4
Restructuring and other expense	-	0.0%	0.2	0.8%	(0.2)

Operating loss	$(0.4)	-1.3%	$(1.8)	-7.0%	$1.4

Material cost	$14.2		$11.2		$3.0

Net sales and operating highlights were as follows:

•	Net sales increased $6.3 million over the comparable period in the prior year on higher volume.

•	Operating loss improved $1.4 million to $0.4 million. The improvement was due to the favorable impact of higher volumes.

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

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$3.0	100.0%	$1.1	100.0%	$1.9
Cost of goods sold	1.6	53.3%	-	0.0%	1.6

Gross margin	1.4	46.7%	1.1	100.0%	0.3
Selling, general and administrative expense	2.0	66.7%	3.2	290.9%	(1.2)
Restructuring and other expense	0.1	3.3%	-	0.0%	0.1

Operating loss	$(0.7)	-23.3%	$(2.1)	-190.9%	$1.4

Net sales and operating highlights were as follows:

•	Net sales increased $1.9 million over the comparable period in the prior year on higher volumes at WEI.

•	Operating loss of $0.7 million represents a $1.4 million improvement over the prior year period. The improvement was driven by higher earnings at WEI.

Liquidity and Capital Resources

During the three months ended August 31, 2017, we generated $83.4 million of cash from operating activities, invested $18.0 million in property, plant and equipment, spent $284.5 million on acquisitions and paid dividends of $12.8 million on our common shares. Additionally, we paid $45.1 million to repurchase 875,000 of our common shares. The following table summarizes our consolidated cash flows for the three months ended August 31, 2017 and 2016:

	Three Months Ended August 31,
(in millions)	2017	2016
Net cash provided by operating activities	$83.4	$120.9
Net cash used by investing activities	(302.1)	(16.2)
Net cash provided (used) by financing activities	136.5	(7.4)

Increase (decrease) in cash and cash equivalents	(82.2)	97.3
Cash and cash equivalents at beginning of period	278.1	84.2

Cash and cash equivalents at end of period	$195.9	$181.5

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

Net cash provided by operating activities was $83.4 million during the three months ended August 31, 2017 compared to $120.9 million in the comparable period of fiscal 2017. The decrease was driven primarily by the decline in net earnings and lower distributions from unconsolidated joint ventures.

Investing Activities

Net cash used by investing activities was $302.1 million during the three months ended August 31, 2017 compared to $16.2 million in the prior year period. The increase from the prior year period was driven primarily by the acquisition of Amtrol on June 2, 2017, which reduced cash by $284.5 million, net of cash acquired. We also made capital expenditures of $18.0 million during the first three months of fiscal 2018.

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

Financing Activities

Net cash provided by financing activities was $136.5 million during the three months ended August 31, 2017 compared to a net cash outflow of $7.4 million in the comparable prior year period. The increase from the prior year period was driven primarily by the issuance of $200.0 million aggregate principal amount of senior unsecured notes on July 28, 2017, partially offset by share repurchases. During the first three months of fiscal 2018, we paid $45.1 million to repurchase 875,000 of our common shares.

As of August 31, 2017, we were in compliance with our short-term and long-term financial debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at August 31, 2017 were unchanged from those reported as of May 31, 2017.

Common shares - The Board of Directors of Worthington Industries, Inc. declared a quarterly dividend of $0.21 per common share for the first quarter of fiscal 2018 compared to $0.20 per common share for the first quarter of fiscal 2017. Dividends paid on our common shares totaled $12.8 million and $11.9 million during the three months ended August 31, 2017 and 2016, respectively. On September 27, 2017, the Board declared a quarterly dividend of $0.21 per share payable on December 29, 2017, to shareholders of record on December 15, 2017.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of our outstanding common shares. A total of 6,828,855 common shares have been repurchased under this authorization, including 875,000 during the first three months of fiscal 2018, leaving 3,171,145 common shares available for repurchase. On September 27, 2017, the Board authorized the repurchase of up to an additional 6,828,855 of the Company’s common shares, increasing the total number of common shares available for repurchase to 10,000,000.

The common shares available for repurchase under the authorizations, described above, may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2017 Form 10-K, other than the changes in borrowings, as described in “Part I – Item 1. – Financial Statements – NOTE F – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of August 31, 2017, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $9.0 million at August 31, 2017. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

Recently Adopted Accounting Standards

In July 2015, amended accounting guidance was issued regarding the measurement of inventory. The amended guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance has no impact on inventory accounted for under the last-in, first-out (LIFO) or retail inventory methods. The Company adopted this amended guidance on a prospective basis effective June 1, 2017. The adoption of this guidance did not impact our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete. We plan to adopt the new guidance in the first quarter of fiscal 2019. The Company will continue to monitor any modifications, clarifications, and interpretations by the FASB that may impact its conclusions.

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP. Among other changes, the new guidance requires that lease assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented. We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the new guidance on our ongoing financial reporting.

In June 2016, new accounting guidance was issued related to the measurement of credit losses on financial instruments. The new guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and we have not determined the effect of the new guidance on our ongoing financial reporting.

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

In March 2017, amended accounting guidance was issued that requires an employer to report the service cost component of pension and postretirement benefits in the same line as other current employee compensation costs. Additionally, other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside of income from operations. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

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

In August 2017, amended accounting guidance was issued that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily obtained from other sources. Critical accounting policies are defined as those that require our significant judgments and involve uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2017 Form 10-K.

Item 3. –  Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II—Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2017 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2017). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2017) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (the “2017 Form 10-K”), as filed with the Securities and Exchange Commission on July 24, 2017, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2017 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2017 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended August 31, 2017:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
June 1-30, 2017 (2)	143,527	$49.99	75,000	3,971,145
July 1-31, 2017	800,000	$51.64	800,000	3,171,145
August 1-31, 2017	-	$-	-	3,171,145

Total	943,527	$51.39	875,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect. On June 26, 2014, Worthington Industries, Inc. announced that on June 25, 2014, the Board of Directors of Worthington Industries had authorized the repurchase of up to 10,000,000 of Worthington Industries’ outstanding common shares. A total of 3,171,145 common shares were available under this repurchase authorization at August 31, 2017. On September 27, 2017, the Board of Directors of Worthington Industries authorized the repurchase of up to an additional 6,828,855 of Worthington Industries’ outstanding common shares, increasing the total number of common shares available for repurchase to 10,000,000.

The common shares available for repurchase under these authorizations may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors. Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 68,527 common shares surrendered by employees in June 2017 to satisfy tax withholding obligations upon the vesting of restricted common shares. These common shares were not counted against the share repurchase authorization in effect throughout the first quarter of fiscal 2018 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable.

I tem 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 2, 2017, by and among Worthington Steel of Michigan, Inc., Worthington Rhode Island Corporation, New AMTROL Holdings, Inc. and Aqua Stockholder Representative, LLC, as Stockholder Representative (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated June 6, 2017 and filed with the SEC on the same date (SEC File No. 1-8399))†

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))

3.2	Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

4.1	Third Supplemental Indenture, dated as of July 28, 2017, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Worthington Industries, Inc., dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399))

4.2	Form of 4.300% Notes due 2032 (included in Exhibit 4.2 to the Current Report on Form 8-K of Worthington Industries, Inc., dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399) and incorporated herein by reference thereto)

10.1	Third Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Third Amendment effective as of June 28, 2017) (Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (SEC File No. 1-8399))

10.2	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects the First Amendment, the Second Amendment and the Third Amendment thereto) (Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (SEC File No. 1-8399))

10.3	Form of Restricted Stock Award Agreement for awards granted after June 28, 2017 entered into by Worthington Industries, Inc. in order to evidence the grant, after June 28, 2017, of restricted common shares, in each case which will vest on the fourth anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (SEC File No. 1-8399))

10.4	Form of Restricted Stock Award Agreement for awards granted after June 28, 2017 to be entered into by Worthington Industries, Inc. in order to evidence the grant, after June 28, 2017, of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (SEC File No. 1-8399))

†

The Disclosure Schedules and Exhibits referenced in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Worthington Industries, Inc. hereby undertakes to furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the Securities and Exchange Commission upon request.

10.5	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (Second Amendment effective June 28, 2017) (Incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (SEC File No. 1-8399))

10.6	Second Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017) (Incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (SEC File No. 1-8399))

10.7	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (Incorporated herein by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (SEC File No. 1-8399))

10.8	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for Named Executive Officers (Incorporated herein by reference to Exhibit 10.74 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2017 (SEC File No. 1-8399))

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at August 31, 2017 and May 31, 2017;

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2017 and 2016;

(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2017 and 2016;

(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2017 and 2016; and

(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 10, 2017	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)