Form 10-Q
period 2017-11-30
WORTHINGTON INDUSTRIES INC
filed 2018-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On December 29, 2017, the number of Common Shares, without par value, issued and outstanding was 61,592,566.

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

•	the anticipated impact of the pending sale of the WAVE international business;
•	projected capacity and the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expectations for generating improving and sustainable earnings, earnings potential, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

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

ii

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

•	the successful completion of the single, integrated sale of the Armstrong World Industries international business and the WAVE international business;
•	capacity levels and efficiencies, within facilities, within major product markets and within the industries as a whole;
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
•

the impact of the recently-enacted Tax Cuts and Jobs Act, including a reduction in the corporate tax rate and the related impact on the Company’s deferred tax balances as well as the impact of the one-time mandatory tax on previously deferred foreign earnings;

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30, 2017	May 31, 2017
Assets
Current assets:
Cash and cash equivalents	$122,214	$278,081
Receivables, less allowances of $3,127 and $3,444 at November 30, 2017 and May 31, 2017, respectively	507,704	486,730
Inventories:
Raw materials	228,568	185,001
Work in process	108,260	95,630
Finished products	79,180	73,303

Total inventories	416,008	353,934
Income taxes receivable	10,858	7,164
Assets held for sale	3,740	9,654
Prepaid expenses and other current assets	51,204	55,406

Total current assets	1,111,728	1,190,969
Investments in unconsolidated affiliates	213,814	208,591
Goodwill	350,117	247,673
Other intangible assets, net of accumulated amortization of $71,580 and $63,134 at November 30, 2017 and May 31, 2017, respectively	239,934	82,781
Other assets	28,369	24,841
Property, plant and equipment:
Land	27,381	22,077
Buildings and improvements	311,685	297,951
Machinery and equipment	1,035,787	961,542
Construction in progress	34,015	27,616

Total property, plant and equipment	1,408,868	1,309,186
Less: accumulated depreciation	781,117	738,697

Total property, plant and equipment, net	627,751	570,489

Total assets	$2,571,713	$2,325,344

Liabilities and equity
Current liabilities:
Accounts payable	$363,032	$368,071
Short-term borrowings	723	123
Accrued compensation, contributions to employee benefit plans and related taxes	74,404	86,201
Dividends payable	13,815	13,698
Other accrued items	59,255	41,551
Income taxes payable	2,027	4,448
Current maturities of long-term debt	13,193	6,691

Total current liabilities	526,449	520,783
Other liabilities	68,672	61,498
Distributions in excess of investment in unconsolidated affiliate	61,085	63,038
Long-term debt	766,737	571,796
Deferred income taxes, net	105,987	34,300

Total liabilities	1,528,930	1,251,415
Shareholders’ equity—controlling interest	919,287	951,635
Noncontrolling interests	123,496	122,294

Total equity	1,042,783	1,073,929

Total liabilities and equity	$2,571,713	$2,325,344

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016
Net sales	$871,266	$727,780	$1,719,503	$1,465,329
Cost of goods sold	731,187	604,977	1,446,646	1,195,244

Gross margin	140,079	122,803	272,857	270,085
Selling, general and administrative expense	89,425	76,487	177,674	157,543
Impairment of goodwill and long-lived assets	8,289	—	8,289	—
Restructuring and other expense (income), net	(9,694)	3,272	(7,390)	4,600

Operating income	52,059	43,044	94,284	107,942
Other income (expense):
Miscellaneous income, net	1,321	872	1,669	1,735
Interest expense	(10,038)	(7,658)	(18,845)	(15,528)
Equity in net income of unconsolidated affiliates	16,445	27,124	43,751	61,668

Earnings before income taxes	59,787	63,382	120,859	155,817
Income tax expense	18,165	13,515	31,163	37,414

Net earnings	41,622	49,867	89,696	118,403
Net earnings attributable to noncontrolling interests	2,219	3,302	4,759	6,271

Net earnings attributable to controlling interest	$39,403	$46,565	$84,937	$112,132

Basic
Average common shares outstanding	61,503	62,348	61,976	62,115

Earnings per share attributable to controlling interest	$0.64	$0.75	$1.37	$1.81

Diluted
Average common shares outstanding	63,468	64,725	64,044	64,599

Earnings per share attributable to controlling interest	$0.62	$0.72	$1.33	$1.74

Common shares outstanding at end of period	60,755	62,562	60,755	62,562

Cash dividends declared per share	$0.21	$0.20	$0.42	$0.40

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016
Net earnings	$41,622	$49,867	$89,696	$118,403
Other comprehensive income (loss):
Foreign currency translation	1,511	(7,517)	17,383	(8,182)
Pension liability adjustment, net of tax	—	—	(6)	—
Cash flow hedges, net of tax	(2,210)	1,652	(323)	2,277

Other comprehensive income (loss)	(699)	(5,865)	17,054	(5,905)

Comprehensive income	40,923	44,002	106,750	112,498
Comprehensive income attributable to noncontrolling interests	2,139	3,155	5,118	6,128

Comprehensive income attributable to controlling interest	$38,784	$40,847	$101,632	$106,370

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016
Operating activities:
Net earnings	$41,622	$49,867	$89,696	$118,403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,283	21,645	51,648	43,476
Impairment of goodwill and long-lived assets	8,289	—	8,289	—
Provision for (benefit from) deferred income taxes	(583)	2,316	7,351	2,336
Bad debt (income) expense	41	232	(21)	151
Equity in net income of unconsolidated affiliates, net of distributions	2,952	(2,824)	(4,803)	1,074
Net (gain) loss on assets	(10,680)	(2,912)	(9,255)	1,484
Stock-based compensation	3,787	3,824	7,194	6,960
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(46,097)	(7,156)	16,581	9,798
Inventories	9,871	31,875	(24,825)	(18,523)
Prepaid expenses and other current assets	3,622	(1,737)	4,765	5,425
Other assets	(626)	1,165	(976)	2,411
Accounts payable and accrued expenses	(21,577)	(65,946)	(48,368)	(22,885)
Other liabilities	2,478	950	5,461	2,094

Net cash provided by operating activities	19,382	31,299	102,737	152,204

Investing activities:
Investment in property, plant and equipment	(23,678)	(14,730)	(41,691)	(31,046)
Acquisitions, net of cash acquired	(523)	—	(285,028)	—
Proceeds from sale of assets	16,312	799	16,739	956

Net cash used by investing activities	(7,889)	(13,931)	(309,980)	(30,090)

Financing activities:
Net proceeds from (repayments of) short-term borrowings	302	(1,037)	600	(2,154)
Proceeds from long-term debt, net of issuance costs	(594)	—	197,685	—
Principal payments on long-term debt	(220)	(218)	(439)	(437)
Proceeds from issuance of common shares, net of tax withholdings	(722)	(2,849)	(3,996)	2,972
Payments to noncontrolling interests	(3,196)	(6,781)	(3,916)	(6,781)
Repurchase of common shares	(67,448)	—	(112,524)	—
Dividends paid	(13,256)	(12,828)	(26,034)	(24,722)

Net cash provided (used) by financing activities	(85,134)	(23,713)	51,376	(31,122)

Increase (decrease) in cash and cash equivalents	(73,641)	(6,345)	(155,867)	90,992
Cash and cash equivalents at beginning of period	195,855	181,525	278,081	84,188

Cash and cash equivalents at end of period	$122,214	$175,180	$122,214	$175,180

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three and six months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2018 (“fiscal 2018”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (“fiscal 2017”) of Worthington Industries, Inc. (the “2017 Form 10-K”).

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

In August 2016, amended accounting guidance was issued to clarify the proper cash flow presentation of certain specific types of cash payments and cash receipts. The Company early adopted this amended guidance on a prospective basis effective June 1, 2017. The adoption of this guidance did not impact our consolidated statements of cash flows or ongoing financial reporting.

In January 2017, amended accounting guidance was issued to clarify the definition of a business to provide additional guidance to assist in evaluating whether transactions should be accounted for as an acquisition (or disposal) of either an asset or a business. The Company early adopted this amended guidance on a prospective basis effective September 1, 2017. The adoption of this guidance did not impact our consolidated financial position or results of operations.

In January 2017, amended accounting guidance was issued to simplify the goodwill impairment calculation, by removing Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The Company early adopted this amended guidance on a prospective basis effective September 1, 2017. The adoption of this guidance did not impact our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. The scoping and diagnostic phases of the implementation are largely complete and reviews of the Company’s contracts are ongoing. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete. The Company will adopt this guidance on June 1, 2018 using the cumulative effect transition method. The Company will continue to monitor any modifications, clarifications, and interpretations by the FASB that may impact its conclusions.

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

In June 2016, new accounting guidance was issued related to the measurement of credit losses on financial instruments. The new guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, however, we do not expect the new guidance to have a material impact on our ongoing financial reporting.

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

In March 2017, amended accounting guidance was issued that requires an employer to report the service cost component of pension and postretirement benefits in the same line as other current employee compensation costs. Additionally, other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside of income from operations. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, however, we do not expect the new guidance to have a material impact on our ongoing financial reporting.

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

We received distributions from unconsolidated affiliates totaling $38,948,000 during the six months ended November 30, 2017. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $61,085,000 at November 30, 2017. In accordance with the applicable accounting guidance, we reclassified the negative balance to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

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

Combined financial information for our unconsolidated affiliates is summarized in the tables below:

(in thousands)	November 30, 2017	May 31, 2017
Cash	$50,389	$55,541
Other current assets	553,970	559,021
Noncurrent assets	371,328	361,106

Total assets	$975,687	$975,668

Current liabilities	$139,168	$156,947
Short-term borrowings	16,539	8,172
Current maturities of long-term debt	5,118	5,827
Long-term debt	266,036	268,711
Other noncurrent liabilities	21,637	21,380
Equity	527,189	514,631

Total liabilities and equity	$975,687	$975,668

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2017	2016	2017	2016
Net sales	$412,617	$387,192	$855,241	$804,307
Gross margin	71,122	96,541	157,357	220,738
Operating income	34,604	67,365	91,767	161,762
Depreciation and amortization	5,935	6,973	13,128	13,793
Interest expense	2,461	2,151	4,953	4,299
Income tax expense	1,816	3,545	3,164	11,063
Net earnings	30,190	63,444	82,664	149,511

On November 20, 2017, the Company announced that the WAVE joint venture agreed to sell its business and operations in Europe, Middle East, Africa and Asia, to Knauf Group, a family-owned manufacturer of building materials headquartered in Germany. Worthington expects to receive proceeds of approximately $45,000,000 for its 50% share of the WAVE operations being sold. The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close in the middle of calendar 2018. The operations being sold generated a net loss of $1,703,000 and $273,000 during the three and six months ended November 30, 2017, respectively. Results for the three and six months ended November 30, 2017 included allocated costs of $2,263,000 related to the period covering January 1 to August 31, 2017 as a result of a new cost-sharing agreement between the joint venture and its partners. Net assets of the business being sold were approximately $31,500,000 as of November 30, 2017. These amounts have been included in the tables presented above.

NOTE C – Impairment of Goodwill and Long-Lived Assets

During the second quarter of fiscal 2018, the Company determined that indicators of impairment were present with regard to the goodwill and intangible assets of the WEI reporting unit. As a result, these assets were written down to their estimated fair value resulting in an impairment charge of $7,325,000. During the second quarter of fiscal 2018, the Company also identified the presence of impairment indicators with regard to vacant land at the oil & gas equipment facility in Bremen, Ohio, resulting in an impairment charge of $964,000 to write the vacant land down to its estimated fair market value.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense financial statement caption, in our consolidated statement of earnings for the six months ended November 30, 2017 is summarized below:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Early retirement and severance	$253	$2,560	$(598)	$-	$2,215
Facility exit and other costs	536	502	(1,038)	-	-

	$789	3,062	$(1,636)	$-	$2,215

Net gain on sale of assets		(10,452)

Restructuring and other income, net		$(7,390)

During the six months ended November 30, 2017, the following actions were taken related to the Company’s restructuring activities:

•	In connection with the acquisition of Amtrol on June 2, 2017, the Company recognized severance expense of $2,365,000 related to corporate management positions at Amtrol that were eliminated.

•

In connection with the closure of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”), the Company recognized facility exit costs of $580,000 and a net gain on disposal of assets of $10,595,000 for the sale of the legacy real estate of this business. Net proceeds were $15,874,000.

•

In connection with other non-significant restructuring activities, the Company recognized severance expense of $195,000 and a credit to facility exit costs of $78,000. The Company also recognized a net loss on disposal of assets of $143,000.

The total liability associated with our restructuring activities as of November 30, 2017 is expected to be paid in the next twelve months.

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

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2017, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $8,819,000 at November 30, 2017. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $15,877,000 of outstanding stand-by letters of credit issued to third-party service providers at November 30, 2017. The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at November 30, 2017.

NOTE G – Debt and Receivables Securitization

On July 28, 2017, we issued $200,000,000 aggregate principal amount of senior unsecured notes due August 1, 2032 (the “2032 Notes”). The 2032 Notes bear interest at a rate of 4.300%. The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below. We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes. The interest rate swap had a notional amount of $150,000,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes. Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098,000, which was reflected in accumulated other comprehensive income (“AOCI”). Approximately $2,116,000 and $198,000 were allocated to debt issuance costs and the debt discount. The debt issuance costs and the debt discount were recorded on the consolidated balance sheet within long-term debt as a contra-liability. The unamortized portion of the debt issuance costs and debt discount was $2,069,000 and $194,000, respectively, at November 30, 2017.

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in April 2020. Borrowings under the Credit Facility typically have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Fed Funds rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at November 30, 2017. As discussed in “NOTE F – Guarantees,” we provided $15,877,000 in stand-by letters of credit for third-party beneficiaries as of November 30, 2017. While not drawn against at November 30, 2017, $14,495,000 of these stand-by letters of credit were issued against availability under the Credit Facility, leaving $485,505,000 available under the Credit Facility at November 30, 2017.

We also maintain a $100,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”). The AR Facility has been available throughout fiscal 2018 to date and was available throughout fiscal 2017. The AR Facility expires in January 2018; however, we are currently in the process of renewing this agreement and expect to renew this facility prior to its expiration. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $100,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of November 30, 2017, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE H – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the three months ended November 30:

	2017			2016
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$1,511	$-	$1,511	$(7,517)	$-	$(7,517)
Pension liability adjustment	-	-	-	-	-	-
Cash flow hedges	(3,495)	1,285	(2,210)	2,047	(395)	1,652

Other comprehensive loss	$(1,984)	$1,285	$(699)	$(5,470)	$(395)	$(5,865)

The following table summarizes the tax effects on each component of OCI for the six months ended November 30:

	2017			2016
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$17,383	$-	$17,383	$(8,182)	$-	$(8,182)
Pension liability adjustment	-	(6)	(6)	-	-	-
Cash flow hedges	(502)	179	(323)	3,135	(858)	2,277

Other comprehensive income (loss)	$16,881	$173	$17,054	$(5,047)	$(858)	$(5,905)

NOTE I – Changes in Equity

The following table summarizes the changes in equity by component and in total for the six months ended November 30, 2017:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non controlling Interests	Total
Balance at May 31, 2017	$303,391	$(27,775)	$676,019	$951,635	$122,294	$1,073,929
Net earnings	-	-	84,937	84,937	4,759	89,696
Other comprehensive income	-	16,695	-	16,695	359	17,054
Common shares issued, net of withholding tax	(3,996)	-	-	(3,996)	-	(3,996)
Common shares in NQ plans	886	-	-	886	-	886
Stock-based compensation	7,991	-	-	7,991	-	7,991
Purchases and retirement of common shares	(11,480)	-	(101,044)	(112,524)	-	(112,524)
Cash dividends declared	-	-	(26,337)	(26,337)	-	(26,337)
Dividends to noncontrolling interest	-	-	-	-	(3,916)	(3,916)

Balance at November 30, 2017	$296,792	$(11,080)	$633,575	$919,287	$123,496	$1,042,783

The following table summarizes the changes in accumulated other comprehensive loss for the six months ended November 30, 2017:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2017	$(17,358)	$(14,819)	$4,402	$(27,775)
Other comprehensive income before reclassifications	17,024	-	8,912	25,936
Reclassification adjustments to income (a)	-	-	(9,414)	(9,414)
Income taxes	-	(6)	179	173

Balance as of November 30, 2017	$(334)	$(14,825)	$4,079	$(11,080)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2017, we granted non-qualified stock options covering a total of 90,200 common shares under our stock-based compensation plans. The option price of $47.76 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $14.99 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,203,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	1.81%
Expected volatility	36.65%
Risk-free interest rate	1.98%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2017, we granted an aggregate of 159,700 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $48.15 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $6,964,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2018, 2019 and 2020. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the six months ended November 30, 2017, we granted performance share awards covering an aggregate of 54,700 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,768,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the six months ended November 30, 2017 and 2016 reflected estimated annual effective income tax rates of 30.0% and 28.5%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation) and TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2018 could be materially different from the forecasted rate as of November 30, 2017.

NOTE L – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator (basic & diluted):
Net earnings attributable to controlling interest -income available to common shareholders	$39,403	$46,565	$84,937	$112,132
Denominator:
Denominator for basic earnings per share attributable to controlling interest—weighted average common shares	61,503	62,348	61,976	62,115
Effect of dilutive securities	1,965	2,377	2,068	2,484

Denominator for diluted earnings per share attributable to controlling interest—adjusted weighted average common shares	63,468	64,725	64,044	64,599

Basic earnings per share attributable to controlling interest	$0.64	$0.75	$1.37	$1.81
Diluted earnings per share attributable to controlling interest	$0.62	$0.72	$1.33	$1.74

Stock options covering 195,774 and 110,354 common shares for the three months ended November 30, 2017 and 2016, respectively, and 76,605 and 92,923 common shares for the six months ended November 30, 2017 and 2016, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been “anti-dilutive” for those periods.

NOTE M – Segment Operations

The following table presents summarized financial information for our reportable segments as of, and for the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2017	2016	2017	2016
Net sales
Steel Processing	$538,390	$508,806	$1,081,881	$1,014,480
Pressure Cylinders	300,862	194,661	570,673	399,870
Engineered Cabs	30,404	22,463	62,350	48,044
Other	1,610	1,850	4,599	2,935

Total net sales	$871,266	$727,780	$1,719,503	$1,465,329

Operating income (loss)
Steel Processing	$41,130	$35,448	$74,002	$90,230
Pressure Cylinders	24,675	11,304	35,133	25,409
Engineered Cabs	(1,587)	(3,381)	(1,948)	(5,224)
Other	(12,159)	(327)	(12,903)	(2,473)

Total operating income	$52,059	$43,044	$94,284	$107,942

Impairment of goodwill and long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	964	-	964	-
Engineered Cabs	-	-	-	-
Other	7,325	-	7,325	-

Total impairment of goodwill and long-lived assets	$8,289	$-	$8,289	$-

Restructuring and other expense (income), net
Steel Processing	$(10,335)	$318	$(10,056)	$1,284
Pressure Cylinders	488	1,963	2,365	2,109
Engineered Cabs	(82)	1,004	(78)	1,210
Other	235	(13)	379	(3)

Total restructuring and other expense (income), net	$(9,694)	$3,272	$(7,390)	$4,600

(in thousands)	November 30, 2017	May 31, 2017
Total assets
Steel Processing	$882,710	$882,863
Pressure Cylinders	1,200,361	766,611
Engineered Cabs	66,957	62,141
Other	421,685	613,729

Total assets	$2,571,713	$2,325,344

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

NOTE N – Acquisitions

On June 2, 2017, the Company acquired Amtrol, a leading manufacturer of pressure cylinders and water system tanks with operations in the U.S. and Europe. The total purchase price was $291,921,000 after adjusting for excess working capital and was funded primarily with cash on hand. The net assets became part of the Pressure Cylinders operating segment at closing, with the well water and expansion tank operations aligning under the consumer products business and the refrigerant, liquid propane and industrial and specialty gas operations aligning under the industrial products business. Total acquisition-related expenses were $3,568,000, of which $1,568,000 were incurred during fiscal 2018.

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

The assets acquired and liabilities assumed were recognized at their preliminary acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition, we identified and valued the following identifiable intangible assets:

(in thousands)	Amount	Useful (Years)
Category
Customer relationships	$90,800	14-17
Trade names	62,200	Indefinite
Technology	13,000	15-16

Total acquired identifiable intangible assets	$166,000

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

The following table summarizes the consideration transferred for the assets of Amtrol and the preliminary fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Preliminary	Measurement Period Adjustments	Revised Valuation
Cash	$6,893	$-	$6,893
Accounts receivable	40,212	-	40,212
Inventories	37,249	-	37,249
Prepaid expenses	981	-	981
Other assets	2,550	-	2,550
Intangible assets	166,000	-	166,000
Property, plant and equipment	52,870	-	52,870

Total assets	306,755	-	306,755
Accounts payable	25,945	-	25,945
Accrued liabilities	21,016	-	21,016
Long-term debt including current maturities	2,287	-	2,287
Other accrued items	3,993	-	3,993
Deferred income taxes, net	64,495	(413)	64,082

Net identifiable assets	189,019	413	189,432
Goodwill	102,902	(413)	102,489

Purchase price	$291,921	$-	$291,921
Less: excess working capital	(523)	-	(523)

Cash paid at closing	$291,398	$-	$291,398

Operating results of Amtrol have been included in the Company’s consolidated statements of earnings since the date of the acquisition. During the three and six months ended November 30, 2017, Amtrol contributed net sales of $67,935,000 and $125,281,000, and operating income of $6,441,000 and $3,830,000, respectively.

The following unaudited pro forma information presents consolidated financial information as if Amtrol had been acquired at the beginning of fiscal 2017. Depreciation and amortization expense included in the pro forma results reflect the preliminary acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of Amtrol assuming a June 1, 2016 acquisition date. Adjustment has also been made for acquisition-related costs incurred in each period presented. Pro forma results for the three and six months ended November 30, 2017, have also been adjusted to remove the impact of the acquisition-date fair value adjustments to inventories and accrued severance costs related to headcount reductions at Amtrol initiated during fiscal 2018, as discussed in “NOTE D – Restructuring and Other Expense.” The pro forma adjustments noted above have been adjusted for the applicable income tax impact. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken as of June 1, 2016.

	Three months ended November 30,		Six months ended November 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net sales	$871,266	$791,652	$1,719,503	$1,587,196
Net earnings attributable to controlling interest	$39,711	$47,469	$89,182	$117,826
Diluted earnings per share attributable to controlling interest	$0.63	$0.73	$1.39	$1.82

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

Interest Rate Risk Management – We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on cash flows and the market value of our borrowings. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, we enter into interest rate swaps and treasury locks to further manage our exposure to interest rate variations related to our borrowings and to lower our overall borrowing costs.

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

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at November 30, 2017:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$3,721	Accounts payable	$-
	Other assets	649	Other liabilities	-

		4,370		-

Interest rate contracts	Receivables	-	Accounts payable	240
	Other assets	-	Other liabilities	25

		-		265

Totals		$4,370		$265

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1,692	Accounts payable	$320
	Other assets	18	Other liabilities	-

		1,710		320

Foreign exchange contracts	Receivables	-	Accounts payable	46

Totals		$1,710		$366

Total derivative instruments		$6,080		$631

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $292,000 increase in receivables with a corresponding increase in accounts payable.

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

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at November 30, 2017:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$22,011	December 2017 - June 2019
Interest rate contracts	18,212	September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges during the three months ended November 30, 2017 and 2016:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months ended November 30, 2017:
Commodity contracts	$2,080	Cost of goods sold	$5,637	Cost of goods sold	$-
Interest rate contracts	34	Interest expense	(28)	Interest expense	-

Totals	$2,114		$5,609		$-

For the three months ended November 30, 2016:
Commodity contracts	$7,157	Cost of goods sold	$5,737	Cost of goods sold	$-
Interest rate contracts	160	Interest expense	(467)	Interest expense	-

Totals	$7,317		$5,270		$-

The following table summarizes the gain recognized in OCI and the gain reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the six months ended November 30, 2017 and 2016:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the six months ended November 30, 2017:
Commodity contracts	$5,814	Cost of goods sold	$9,805	Cost of goods sold	$-
Interest rate contracts	3,098	Interest expense	(391)	Interest expense	-

Totals	$8,912		$9,414		$-

For the six months ended November 30, 2016:
Commodity contracts	$7,926	Cost of goods sold	$5,485	Cost of goods sold	$-
Interest rate contracts	124	Interest expense	(570)	Interest expense	-

Totals	$8,050		$4,915		$-

The estimated net amount of the losses recognized in AOCI at November 30, 2017 expected to be reclassified into net earnings within the succeeding twelve months is $3,201,000 (net of tax of $1,970,000). This amount was computed using the fair value of the cash flow hedges at November 30, 2017, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ending May 31, 2018 and May 31, 2019.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2017:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$25,427	December 2017 - May 2019
Foreign exchange contracts	5,469	December 2017 - June 2018

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during the three months ended November 30, 2017 and 2016:

		Gain (Loss) Recognized
		In Earnings for the
		Three Months Ended
	Location of Gain (Loss)	November 30,
(in thousands)	Recognized in Earnings	2017	2016
Commodity contracts	Cost of goods sold	$(86)	$2,003
Foreign exchange contracts	Miscellaneous income, net	19	(599)

Total		$(67)	$1,404

The following table summarizes the gain recognized in earnings for economic (non-designated) derivative financial instruments during the six months ended November 30, 2017 and 2016:
		Gain (Loss) Recognized
		in Earnings for the
		Six Months Ended
	Location of Gain (Loss)	November 30,
(in thousands)	Recognized in Earnings	2017	2016
Commodity contracts	Cost of goods sold	$2,248	$4,911
Foreign exchange contracts	Miscellaneous income, net	(189)	(665)

Total		$2,059	$4,246

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At November 30, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$6,080	$-	$6,080

Total assets	$-	$6,080	$-	$6,080

Liabilities
Derivative contracts (1)	$-	$631	$-	$631
Contingent consideration obligation (2)	-	-	601	601

Total liabilities	$-	$631	$601	$1,232

At May 31, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative contracts (1)	$-	$8,326	$-	$8,326

Total assets	$-	$8,326	$-	$8,326

Liabilities
Derivative contracts (1)	$-	$1,142	$-	$1,142
Contingent consideration obligation (2)	-	-	585	585

Total liabilities	$-	$1,142	$585	$1,727

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

Non-Recurring Fair Value Measurements

At November 30, 2017, our assets measured at fair value on a non-recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$100	$-	$100

Total assets	$-	$100	$-	$100

(1)

During the second quarter of fiscal 2018, the Company determined that indicators of impairment were present with regard to the goodwill and intangible assets of the WEI reporting unit. As a result, these assets were written down to their estimated fair value of $0 resulting in an impairment charge of $7,325,000. The key assumptions that drove the fair value calculation were projected cash flows and the discount rate.

During the second quarter of fiscal 2018, the Company also identified impairment indicators to be present with regard to vacant land at the oil & gas equipment facility in Bremen, Ohio, resulting in an impairment charge of $964,000 to write the land down to its estimated fair market value of $100,000. Fair value was determined based on market prices for similar assets.

At May 31, 2017, there were no assets or liabilities measured at fair value on a non-recurring basis on the Company’s consolidated balance sheet.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $821,808,000 and $618,059,000 at November 30, 2017 and May 31, 2017, respectively. The carrying amount of long-term debt, including current maturities, was $779,930,000 and $578,487,000 at November 30, 2017 and May 31, 2017, respectively.

NOTE Q – Subsequent Events

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into federal law. The TCJA includes significant changes to the U.S. corporate federal income tax system. Among other things, the TCJA lowers the corporate income tax rate to 21% from the current 35%, creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadens the tax base and allows for immediate capital expensing of certain qualified property. While we are in the process of assessing the impact of the TCJA on future earnings, our best estimate of the Company’s ongoing effective income tax rate as a result of the TCJA is 24% beginning in fiscal 2019. Results for the full fiscal year ending May 31, 2018 will reflect only five months of the lower federal income tax rate. In addition, the Company expects to record a non-cash tax benefit in the third quarter of fiscal 2018 to reflect the impact of the remeasurement of the Company’s net deferred tax liability at the lower tax rate, currently estimated to be in the range of $30,000,000 to $40,000,000. The one-time mandatory tax on the Company’s previously deferred foreign earnings is expected to be immaterial.

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

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (“fiscal 2017”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

As of November 30, 2017, excluding our joint ventures, we operated 34 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. The Worthington Energy Innovations (“WEI”) operating segment does not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, and therefore is combined and reported in the “Other” category.

As of November 30, 2017, we held equity positions in 11 joint ventures, which operated 51 manufacturing facilities worldwide. Five of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining six of these joint ventures are accounted for using the equity method.

Overview

The Company delivered overall sales growth of 20% for the second quarter of fiscal 2018 over the comparable period of fiscal 2017 on contributions from the June 2, 2017 acquisition of Amtrol, as discussed below under Recent Business Developments, higher overall volumes in Pressure Cylinders and higher average direct selling prices in Steel Processing. Pressure Cylinders reported record results on contributions from the Amtrol acquisition and strong demand in the legacy consumer and industrial products businesses. However, lower toll volumes in Steel Processing and lower contributions from our unconsolidated joint ventures led to a decline in net earnings from the prior year quarter.

Equity in net income of unconsolidated affiliates (“equity income”) decreased $10.7 million from the prior year quarter due primarily to lower contributions from WAVE, ClarkDietrich and ArtiFlex. WAVE’s contribution to equity income was $5.0 million lower than the prior year quarter due primarily to an increase in allocated costs resulting from a new cost-sharing agreement between the joint venture and its partners, which required an adjustment of $3.6 million to equity income for the period covering January 1, 2017 to August 31, 2017. The Company’s portion of allocated costs for the period covering the current quarter was approximately $1.3 million, but this run rate is expected to decline by 40%-50% once the sale of WAVE’s international business closes in calendar 2018, as discussed below under Recent Business Developments. The majority of the increase in allocated costs was from the joint venture partner and therefore is not offset elsewhere in the Company’s results. ClarkDietrich’s contribution to equity income was $3.9 million lower than the prior year quarter as higher steel prices compressed margins. ArtiFlex’s equity income was $1.2 million below the prior year quarter due primarily to a decline in its offload business. We received distributions from unconsolidated joint ventures of $19.4 million during the second quarter of fiscal 2018.

Recent Business Developments

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

•

On June 2, 2017, the Company acquired Amtrol, a leading manufacturer of pressure cylinders and water system tanks with operations in the U.S. and Europe. The total purchase price was $291.9 million after adjusting for excess working capital and was funded primarily with cash on hand. The net assets became part of the Pressure Cylinders operating segment at closing, with the well water and expansion tank operations aligning under the consumer products business and the refrigerant, liquid propane and industrial and specialty gas operations aligning under the industrial products business. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE N – Acquisitions.”

•

On July 28, 2017, the Company completed the public offering of $200.0 million aggregate principal amount of senior unsecured notes. The notes bear interest at a rate of 4.300% and mature on August 1, 2032. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization.”

•

On September 27, 2017, the Board of Directors of Worthington Industries, Inc. (the “Board”) authorized the repurchase of up to an additional 6,828,855 of the Company’s common shares. During the second quarter of fiscal 2018, the Company repurchased a total of 1,500,000 common shares for $67.4 million at an average price of $44.97 per share, leaving 8,500,000 common shares available for repurchase.

•

On November 20, 2017, the Company announced that its unconsolidated joint venture, Worthington Armstrong Venture, a global leader in ceiling suspension systems solutions, has agreed to sell its business and operations in Europe, Middle East, Africa and Asia, to Knauf Group, a family-owned manufacturer of building materials headquartered in Germany. Worthington expects to receive proceeds of approximately $45 million for its 50% share of the WAVE operations being sold. The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close in the middle of calendar 2018.

•

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which among other things lowers the corporate federal income tax rate to 21% from the current 35%. Our best estimate of the Company’s ongoing effective income tax rate as a result of the new legislation is 24% beginning in fiscal 2019. Results for the full fiscal year ending May 31, 2018 will reflect only five months of the lower rate. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE Q – Subsequent Events.”

•	On December 19, 2017, the Board declared a quarterly dividend of $0.21 per share payable on March 29, 2018, to shareholders of record on March 15, 2018.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the second quarter of each of fiscal 2018 and fiscal 2017 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 61% of Steel Processing’s net sales are to the automotive market. North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive market.

Approximately 13% of the net sales of our Steel Processing operating segment and 45% of the net sales of our Engineered Cabs operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 26% and 55% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor costs and assess demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2017	2016	Inc / (Dec)	2017	2016	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.5%	1.5%	1.0%	2.2%	1.5%	0.7%
Hot-Rolled Steel ($ per ton) [2]	$608	$544	$64	$606	$581	$25
Detroit Three Auto Build (000’s vehicles) [3]	2,128	2,380	(252)	4,207	4,710	(503)
No. America Auto Build (000’s vehicles) [3]	4,328	4,758	(430)	8,465	9,407	(942)
Zinc ($ per pound) [4]	$1.44	$1.09	$0.35	$1.35	$1.03	$0.32
Natural Gas ($ per mcf) [5]	$2.99	$2.93	$0.06	$2.97	$2.81	$0.16
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.83	$2.78	$0.05	$2.68	$2.59	$0.09
Crude Oil—WTI ($ per barrel) [6]	$52.68	$46.89	$5.79	$49.67	$46.47	$3.20

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2018 (first and second quarters), fiscal 2017 and fiscal 2016:

(Dollars per ton 1 )
	Fiscal Year
	2018	2017	2016
1st Quarter	$604	$617	$461
2nd Quarter	$608	$544	$419
3rd Quarter	N/A	$608	$381
4th Quarter	N/A	$636	$486
Annual Avg.	$606	$601	$437

1 CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the second quarter of fiscal 2018 or fiscal 2017. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the second quarter of fiscal 2018, vehicle production for the Detroit Three automakers was down 11%, while North American vehicle production as a whole was down 9%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter – Fiscal 2018 Compared to Fiscal 2017

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Three Months Ended November 30,
		% of		% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$871.3	100.0%	$727.8	100.0%	$143.5
Cost of goods sold	731.2	83.9%	605.0	83.1%	126.2

Gross margin	140.1	16.1%	122.8	16.9%	17.3
Selling, general and administrative expense	89.4	10.3%	76.5	10.5%	12.9
Impairment of goodwill and long-lived assets	8.3	1.0%	-	0.0%	8.3
Restructuring and other expense (income), net	(9.7)	-1.1%	3.3	0.5%	(13.0)

Operating income	52.1	6.0%	43.0	5.9%	9.1
Miscellaneous income, net	1.3	0.1%	0.9	0.1%	0.4
Interest expense	(10.0)	-1.1%	(7.6)	-1.0%	2.4
Equity in net income of unconsolidated affiliates (1)	16.4	1.9%	27.1	3.7%	(10.7)
Income tax expense	(18.2)	-2.1%	(13.5)	-1.9%	4.7

Net earnings	41.6	4.8%	49.9	6.9%	(8.3)
Net earnings attributable to noncontrolling interests	2.2	0.3%	3.3	0.5%	(1.1)

Net earnings attributable to controlling interest	$39.4	4.5%	$46.6	6.4%	$(7.2)

(1) Equity income by unconsolidated affiliate
WAVE	$13.7		$18.7		$(5.0)
ClarkDietrich	0.4		4.3		(3.9)
Serviacero	1.5		2.0		(0.5)
ArtiFlex	0.9		2.1		(1.2)
Other	(0.1)		-		(0.1)

Total	$16.4		$27.1		$(10.7)

Net earnings attributable to controlling interest for the three months ended November 30, 2017 decreased $7.2 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $143.5 million over the comparable period in the prior year. The increase was driven by contributions from the acquisition of Amtrol, which totaled $67.9 million, higher overall volumes in Pressure Cylinders and higher average selling prices in Steel Processing, partially offset by lower toll volumes. The balance of the increase was primarily the result of increased volume at Engineered Cabs.

•

Gross margin increased $17.3 million over the comparable period in the prior year. The increase was driven by the contribution from the Amtrol acquisition and higher overall volumes in Pressure Cylinders, partially offset by lower direct spreads in Steel Processing.

•

SG&A expense increased $12.9 million over the comparable period in the prior year. The increase was driven by the impact of the Amtrol acquisition, partially offset by lower profit sharing and bonus expense. Overall, SG&A expense was 10.3% of consolidated net sales compared to 10.5% in the comparable period of the prior year.

•

Impairment of goodwill and long-lived assets totaled $8.3 million and consisted primarily of the impairment of goodwill and certain intangible assets at WEI. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Goodwill and Long-Lived Assets.”

•

Restructuring and other income, net totaled $9.7 million in the current period and resulted primarily from a net gain of $10.6 million related to the sale of the legacy real estate of the Company’s former stainless steel business, Precision Specialty Metals, Inc. (“PSM”). For additional information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense.”

•

Interest expense increased $2.4 million over the comparable period in the prior year. The increase was primarily due to the issuance of $200.0 million of aggregate principal amount senior unsecured notes due August 1, 2032. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization.”

•

Equity income decreased $10.7 million from the comparable period in the prior year due primarily to lower contributions from WAVE, ClarkDietrich, and ArtiFlex. WAVE’s contribution to equity income was $5.0 million lower than the prior year quarter due primarily to an increase in allocated costs resulting from a new cost-sharing agreement between the joint venture and its partners, which required an adjustment of $3.6 million to equity income for the period covering January 1, 2017 to August 31, 2017. ClarkDietrich’s contribution to equity income was $3.9 million lower than the prior year quarter as higher steel prices compressed margins. ArtiFlex’s equity income was $1.2 million below the prior year quarter due primarily to a decline in its offload business. We received distributions of $19.4 million from our unconsolidated affiliates during the quarter. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates.”

•

Income tax expense increased $4.7 million over the comparable period in the prior year due primarily to the impact of discrete items, offset partially by lower earnings. The current quarter expense was calculated using an estimated annual effective income tax rate of 30.0% versus 28.5% in the prior year quarter. Discrete items in the current quarter reduced income tax expense by $0.6 million. Discrete items in the prior year quarter reduced income tax expense by $6.4 million. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Three Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$538.4	100.0%	$508.8	100.0%	$29.6
Cost of goods sold	474.1	88.1%	437.2	85.9%	36.9

Gross margin	64.3	11.9%	71.6	14.1%	(7.3)
Selling, general and administrative expense	33.6	6.2%	35.8	7.0%	(2.2)
Restructuring and other expense (income), net	(10.4)	-1.9%	0.3	0.1%	(10.7)

Operating income	$41.1	7.6%	$35.5	7.0%	$5.6

Material cost	$380.3		$339.0		$41.3
Tons shipped (in thousands)	922		1,021		(99)

Net sales and operating highlights were as follows:

•

Net sales increased $29.6 million over the comparable period in the prior year driven by higher average direct selling prices, which increased net sales by $22.8 million, and higher direct volume, partially offset by lower toll volume due to declines at certain consolidated joint ventures. The mix of direct versus toll tons processed was 57% to 43% compared to 49% to 51% in the prior year quarter.

•

Operating income increased $5.6 million over the comparable period in the prior year driven by a net gain of $10.6 million related to the sale of the legacy real estate of the Company’s former stainless steel business, PSM, partially offset by lower direct spreads and lower toll volume. Inventory holding gains were negligible in both the current and prior year quarters.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Three Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$300.9	100.0%	$194.7	100.0%	$106.2
Cost of goods sold	228.5	75.9%	145.9	74.9%	82.6

Gross margin	72.4	24.1%	48.8	25.1%	23.6
Selling, general and administrative expense	46.4	15.4%	35.5	18.2%	10.9
Impairment of long-lived assets	1.0	0.3%	-	0.0%	1.0
Restructuring and other expense	0.4	0.1%	2.0	1.0%	(1.6)

Operating income	$24.6	8.2%	$11.3	5.8%	$13.3

Material cost	$130.0		$76.3		$53.7

Net sales by principal class of products:
Consumer products	$123.2		$75.1		$48.1
Industrial products	126.4		79.2		47.2
Alternative fuels	26.0		29.2		(3.2)
Oil & gas equipment	25.3		11.2		14.1

Total Pressure Cylinders	$300.9		$194.7		$106.2

Units shipped by principal class of products:
Consumer products	19,498,496		14,330,955		5,167,541
Industrial products	3,707,829		1,842,869		1,864,960
Alternative fuels	114,779		134,190		(19,411)
Oil & gas equipment	719		434		285

Total Pressure Cylinders	23,321,823		16,308,448		7,013,375

Net sales and operating highlights were as follows:

•

Net sales increased $106.2 million over the comparable period in the prior year due to contributions from the Amtrol acquisition, which totaled $67.9 million, and higher volumes across the legacy consumer and industrial products businesses and in the oil & gas equipment business, partially offset by lower volumes in the alternative fuels business. Volume for the legacy consumer products business was aided by significant demand as a result of hurricane relief efforts. Sales activity related to Amtrol is presented within consumer products and industrial products in the table above.

•

Operating income increased $13.3 million over the comparable period in the prior year driven by improvements in the legacy consumer and industrial products businesses and the contribution from the Amtrol acquisition. Improvements in the oil & gas equipment business were largely offset by a decline in the alternative fuels business. The $1.0 million impairment charge in the current quarter related to the impairment of vacant land at the oil & gas equipment facility in Bremen, Ohio. The acquisition of Amtrol accounted for $9.0 million of the overall increase in SG&A expense over the prior year period.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Three Months Ended November 30,
(In millions)	2017	% of Net sales	2016	% of Net sales	Increase/ (Decrease)
Net sales	$30.5	100.0%	$22.5	100.0%	$8.0
Cost of goods sold	27.9	91.5%	21.2	94.2%	6.7

Gross margin	2.6	8.5%	1.3	5.8%	1.3
Selling, general and administrative expense	4.2	13.8%	3.7	16.4%	0.5
Restructuring and other expense (income), net	(0.1)	-0.3%	1.0	4.4%	(1.1)

Operating loss	$(1.5)	-4.9%	$(3.4)	-15.1%	$1.9

Material cost	$15.0		$10.2		$4.8

Net sales and operating highlights were as follows:

•	Net sales increased $8.0 million over the comparable period in the prior year on higher volume.

•	Operating loss was reduced by $1.9 million to $1.5 million. The improvement was due to the favorable impact of higher volumes.

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

	Three Months Ended November 30,
		% of		% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$1.6	100.0%	$1.9	100.0%	$(0.3)
Cost of goods sold	0.9	56.2%	0.7	36.8%	0.2

Gross margin	0.7	43.8%	1.2	63.2%	(0.5)
Selling, general and administrative expense	5.3	331.2%	1.5	78.9%	3.8
Impairment of goodwill and long-lived assets	7.3	456.2%	-	0.0%	7.3
Restructuring and other expense	0.3	18.7%	-	0.0%	0.3

Operating loss	$(12.2)	-762.5%	$(0.3)	-15.8%	$(11.9)

Net sales and operating highlights were as follows:

•	Net sales decreased $0.3 million from the comparable period in the prior year on lower contributions from WEI.

•

Operating loss of $12.2 million represented an increase of $11.9 million from the prior year period. The increase in the amount of operating loss was due primarily to lower earnings at WEI driven by a $7.3 million charge for the impairment of goodwill and certain intangible assets and higher SG&A expense due to an increase in non-allocated corporate costs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Goodwill and Long-Lived Assets.”

Six Months Year-to-Date—Fiscal 2018 Compared to Fiscal 2017

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$1,719.5	100.0%	$1,465.3	100.0%	$254.2
Cost of goods sold	1,446.6	84.1%	1,195.2	81.6%	251.4

Gross margin	272.9	15.9%	270.1	18.4%	2.8
Selling, general and administrative expense	177.7	10.3%	157.6	10.8%	20.1
Impairment of goodwill and long-lived assets	8.3	0.5%	—	0.0%	8.3
Restructuring and other expense (income), net	(7.4)	-0.4%	4.6	0.3%	(12.0)

Operating income	94.3	5.5%	107.9	7.4%	(13.6)
Miscellaneous income, net	1.6	0.1%	1.7	0.1%	(0.1)
Interest expense	(18.8)	-1.1%	(15.5)	-1.1%	3.3
Equity in net income of unconsolidated affiliates (1)	43.8	2.5%	61.7	4.2%	(17.9)
Income tax expense	(31.2)	-1.8%	(37.4)	-2.6%	(6.2)

Net earnings	89.7	5.2%	118.4	8.1%	(28.7)
Net earnings attributable to noncontrolling interests	4.8	0.3%	6.3	0.4%	(1.5)

Net earnings attributable to controlling interest	$84.9	4.9%	$112.1	7.7%	$(27.2)

(1) Equity income by unconsolidated affiliate
WAVE	$36.0		$39.5		$(3.5)
ClarkDietrich	1.1		12.9		(11.8)
Serviacero	4.5		4.0		0.5
ArtiFlex	2.3		5.0		(2.7)
Other	(0.1)		0.3		(0.4)

Total	$43.8		$61.7		$(17.9)

Net earnings attributable to controlling interest for the six months ended November 30, 2017 decreased $27.2 million from the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $254.2 million over the comparable period in the prior year. The increase was driven by higher average selling prices in Steel Processing, contributions from the Amtrol acquisition, which totaled $125.3 million, and higher overall volumes in Pressure Cylinders, partially offset by lower toll volume in Steel Processing. The balance of the increase was primarily the result of increased volume at Engineered Cabs.

•

Gross margin increased $2.8 million over the comparable period in the prior year. The contribution from the acquisition of Amtrol and the impact of higher volumes in the legacy Pressure Cylinders businesses were largely offset by lower spreads in Steel Processing, down approximately $28.7 million from the comparable prior year period when rising steel prices led to significant inventory holding gains.

•

SG&A expense increased $20.1 million over the comparable prior year period. The increase was driven by the impact of the Amtrol acquisition, partially offset by lower profit sharing and bonus expense. Overall, SG&A expense was 10.3% of consolidated net sales compared to 10.8% in the comparable period of the prior year.

•

Impairment of goodwill and long-lived assets totaled $8.3 million and consisted primarily of the impairment of goodwill and certain intangible assets at WEI. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Goodwill and Long-Lived Assets.”

•

Restructuring and other income, net totaled $7.4 million in the current period and consisted primarily of a net gain of $10.6 million related to the sale of the legacy real estate of the Company’s former stainless steel business, PSM, partially offset by severance expense of $2.3 million at Pressure Cylinders related to corporate management and other positions at Amtrol that were eliminated. For additional information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Restructuring and Other Expense” of this Quarterly Report on Form 10-Q.

•

Interest expense increased $3.3 million over the comparable period in the prior year. The increase was primarily due to the issuance of $200.0 million of aggregate principal amount senior unsecured notes due August 1, 2032. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements—NOTE G – Debt and Receivables Securitization.”

•

Equity income decreased $17.9 million from the comparable period in the prior year due primarily to lower contributions from WAVE, ClarkDietrich, and ArtiFlex. Equity income at ClarkDietrich was $11.8 million lower than the prior year period as higher steel prices compressed margins. WAVE’s contribution to equity income was $3.5 million lower than the prior year due primarily to an increase in allocated costs resulting from a new cost-sharing agreement between the joint venture and its partners, which required an adjustment of $3.6 million to equity income for the period covering January 1, 2017 to August 31, 2017. ArtiFlex’s equity income was $2.7 million below the comparable prior year period due primarily to a decline in its offload business. We received distributions of $38.9 million from our unconsolidated affiliates during the six months ended November 30, 2017. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $6.2 million from the comparable period in the prior year due to lower earnings, partially offset by the impact of discrete items. Income tax expense of $31.2 million for the six months ended November 30, 2017 was calculated using an estimated annual effective rate of 30.0% versus 28.5% in the prior year comparable period. Discrete items in the six months ended November 30, 2017 decreased income tax expense by $6.8 million, including a net benefit of $3.8 million related to Amtrol and a $3.1 million benefit associated with share-based payment awards. Discrete items in the prior comparable period reduced income tax expense by $12.2 million. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$1,081.9	100.0%	$1,014.5	100.0%	$67.4
Cost of goods sold	947.9	87.6%	850.3	83.8%	97.6

Gross margin	134.0	12.4%	164.2	16.2%	(30.2)
Selling, general and administrative expense	70.1	6.5%	72.7	7.2%	(2.6)
Restructuring and other expense (income), net	(10.1)	-0.9%	1.3	0.1%	(11.4)

Operating income	$74.0	6.8%	$90.2	8.9%	$(16.2)

Material cost	$759.5		$651.7		$107.8
Tons shipped (in thousands)	1,890		2,051		(161)

Net sales and operating highlights were as follows:

•

Net sales increased $67.4 million over the comparable period in the prior year driven by higher average direct selling prices, which increased net sales by $66.4 million, and higher direct volume, partially offset by lower toll volume due to declines at certain consolidated joint ventures. The mix of direct versus toll tons processed was 56% to 44% compared to 51% to 49% in the comparable period of fiscal 2017.

•

Operating income decreased $16.2 million from the comparable period in the prior year due to a lower spread between average selling prices and material costs, down approximately $28.7 million from the prior year when rising steel prices led to significant inventory holding gains. A net gain of $10.6 million related to the sale of the legacy real estate of the Company’s former stainless steel business, PSM, partially offset the overall decline in operating income.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$570.7	100.0%	$399.9	100.0%	$170.8
Cost of goods sold	440.5	77.2%	299.9	75.0%	140.6

Gross margin	130.2	22.8%	100.0	25.0%	30.2
Selling, general and administrative expense	91.8	16.1%	72.5	18.1%	19.3
Impairment of long-lived assets	1.0	0.2%	-	0.0%	1.0
Restructuring and other expense	2.3	0.4%	2.1	0.5%	0.2

Operating income	$35.1	6.2%	$25.4	6.4%	$9.7

Material cost	$250.6		$159.2		$91.4

Net sales by principal class of products:
Consumer products	$231.9		$156.9		$75.0
Industrial products	239.4		158.4		81.0
Alternative fuels	49.7		58.9		(9.2)
Oil & gas equipment	49.7		25.7		24.0

Total Pressure Cylinders	$570.7		$399.9		$170.8

Units shipped by principal class of products:
Consumer products	35,852,923		30,477,672		5,375,251
Industrial products	7,684,119		4,475,212		3,208,907
Alternative fuels	224,635		270,252		(45,617)
Oil & gas equipment	1,422		1,190		232

Total Pressure Cylinders	43,763,099		35,224,326		8,538,773

Net sales and operating highlights were as follows:

•

Net sales increased $170.8 million over the comparable period in the prior year. The increase was driven by contributions from the Amtrol acquisition, which totaled $125.3 million, and higher volumes across the legacy consumer and industrial products businesses and in the oil & gas equipment business, partially offset by lower volumes in the alternative fuels business. Volume for the legacy consumer products business was aided by significant demand as a result of hurricane relief efforts. Sales activity related to Amtrol is presented within consumer products and industrial products in the table above.

•

Operating income increased $9.7 million over the comparable period in the prior year driven by improvements in the legacy consumer and industrial products businesses and the contribution from the Amtrol acquisition. Improvements in the oil & gas equipment business and lower SG&A spend for the legacy cylinder businesses was largely offset by declines in the alternative fuels business. Impairment and restructuring charges totaled $3.3 million and consisted of severance expense of $2.3 million related to corporate management and other positions at Amtrol that were eliminated and a $1.0 million impairment charge in the current quarter related to the impairment of vacant land at the oil & gas equipment facility in Bremen, Ohio. Amtrol’s results included $2.6 million of additional expense within cost of goods sold for the write-up of inventory to fair value that was subsequently sold. The acquisition of Amtrol accounted for $19.1 million of the overall increase in SG&A expense over the prior year period.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Six Months Ended November 30,
(In millions)	2017	% of Net sales	2016	% of Net sales	Increase/ (Decrease)
Net sales	$62.4	100.0%	$48.0	100.0%	$14.4
Cost of goods sold	55.9	89.6%	44.4	92.5%	11.5

Gross margin	6.5	10.4%	3.6	7.5%	2.9
Selling, general and administrative expense	8.5	13.6%	7.6	15.8%	0.9
Restructuring and other expense (income), net	(0.1)	-0.2%	1.2	2.5%	(1.3)

Operating loss	$(1.9)	-3.0%	$(5.2)	-10.8%	$3.3

Material cost	$29.2		$21.4		$7.8

Net sales and operating highlights were as follows:

•	Net sales increased $14.4 million over the comparable period in the prior year on higher volume.

•	Operating loss was reduced by $3.3 million to $1.9 million. The improvement was due to the favorable impact of higher volumes.

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

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$4.6	100.0%	$2.9	100.0%	$1.7
Cost of goods sold	2.5	54.3%	0.7	24.1%	1.8

Gross margin	2.1	45.7%	2.2	75.9%	(0.1)
Selling, general and administrative expense	7.3	158.7%	4.7	162.1%	2.6
Impairment of goodwill and long-lived assets	7.3	158.7%	-	0.0%	7.3
Restructuring and other expense	0.4	8.7%	-	0.0%	0.4

Operating loss	$(12.9)	-280.4%	$(2.5)	-86.2%	$(10.4)

Net sales and operating highlights were as follows:

•	Net sales increased $1.7 million over the comparable period in the prior year on higher contributions from WEI.

•

Operating loss of $12.9 million in the current period was driven by lower earnings at WEI due to a $7.3 million charge for the impairment of goodwill and certain intangible assets and higher SG&A expense due to an increase in non-allocated corporate costs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Goodwill and Long-Lived Assets.”

Liquidity and Capital Resources

During the six months ended November 30, 2017, we generated $102.7 million of cash from operating activities, invested $41.7 million in property, plant and equipment, spent $285.0 million on acquisitions and paid dividends of $26.0 million on our common shares. Additionally, we paid $112.5 million to repurchase 2,375,000 of our common shares. The following table summarizes our consolidated cash flows for the six months ended November 30, 2017 and 2016:

	Six Months Ended November 30,
(in millions)	2017	2016
Net cash provided by operating activities	$102.7	$152.2
Net cash used by investing activities	(310.0)	(30.1)
Net cash provided (used) by financing activities	51.4	(31.1)

Increase (decrease) in cash and cash equivalents	(155.9)	91.0
Cash and cash equivalents at beginning of period	278.1	84.2

Cash and cash equivalents at end of period	$122.2	$175.2

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

Net cash provided by operating activities was $102.7 million during the six months ended November 30, 2017 compared to $152.2 million in the comparable period of fiscal 2017. The decrease was driven primarily by the decline in net earnings, lower distributions from unconsolidated joint ventures and changes in working capital.

Investing Activities

Net cash used by investing activities was $310.0 million during the six months ended November 30, 2017 compared to $30.1 million in the prior year period. The increase from the prior year period was driven primarily by the acquisition of Amtrol on June 2, 2017, which reduced cash by $285.0 million, net of cash acquired. We also made capital expenditures of $41.7 million and received $16.7 million in proceeds from asset sales during the first six months of fiscal 2018.

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

Financing Activities

Net cash provided by financing activities was $51.4 million during the six months ended November 30, 2017 compared to a net cash outflow of $31.1 million in the comparable prior year period. The increase from the prior year period was driven primarily by the issuance of $200.0 million aggregate principal amount of senior unsecured notes on July 28, 2017, partially offset by share repurchases. During the first six months of fiscal 2018, we paid $112.5 million to repurchase 2,375,000 of our common shares.

Long-term debt and short-term borrowings – As of November 30, 2017, we were in compliance with our short-term and long-term financial debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at November 30, 2017 were unchanged from those reported as of May 31, 2017.

On July 28, 2017, we issued $200,000,000 aggregate principal amount of senior unsecured notes due August 1, 2032. The 2032 Notes bear interest at a rate of 4.300%. The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q for more information.

Common shares – The Board declared a quarterly dividend of $0.21 per common share for the first and second quarters of fiscal 2018 compared to $0.20 per common share for the first and second quarters of fiscal 2017. Dividends paid on our common shares totaled $26.0 million and $24.7 million during the six months ended November 30, 2017 and 2016, respectively. On December 19, 2017, the Board declared a quarterly dividend of $0.21 per share payable on March 29, 2018, to shareholders of record on March 15, 2018.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of the Company’s outstanding common shares. A total of 8,328,855 common shares have been repurchased under this authorization, leaving 1,671,145 common shares available for repurchase. On September 27, 2017, the Board authorized the repurchase of up to an additional 6,828,855 of the Company’s common shares, increasing the total number of common shares available for repurchase at November 30, 2017 to 8,500,000.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of November 30, 2017, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $8.8 million at November 30, 2017. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

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

In August 2016, amended accounting guidance was issued to clarify the proper cash flow presentation of certain specific types of cash payments and cash receipts. The Company early adopted this amended guidance on a prospective basis effective June 1, 2017. The adoption of this guidance did not impact our consolidated statements of cash flows or ongoing financial reporting.

In January 2017, amended accounting guidance was issued to clarify the definition of a business to provide additional guidance to assist in evaluating whether transactions should be accounted for as an acquisition (or disposal) of either an asset or a business. The Company early adopted this amended guidance on a prospective basis effective September 1, 2017. The adoption of this guidance did not impact our consolidated financial position or results of operations.

In January 2017, amended accounting guidance was issued to simplify the goodwill impairment calculation, by removing Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The Company early adopted this amended guidance on a prospective basis effective September 1, 2017. The adoption of this guidance did not impact our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. The scoping and diagnostic phases of the implementation are largely complete and reviews of the Company’s contracts are ongoing. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete. The Company will adopt this guidance on June 1, 2018 using the cumulative effect transition method. The Company will continue to monitor any modifications, clarifications, and interpretations by the FASB that may impact its conclusions.

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

In June 2016, new accounting guidance was issued related to the measurement of credit losses on financial instruments. The new guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, however, we do not expect the new guidance to have a material impact on our ongoing financial reporting.

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

In March 2017, amended accounting guidance was issued that requires an employer to report the service cost component of pension and postretirement benefits in the same line as other current employee compensation costs. Additionally, other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside of income from operations. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, however, we do not expect the new guidance to have a material impact on our ongoing financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2017). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2017) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. –  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended November 30, 2017:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
September 1-30, 2017	100,000	$45.83	100,000	9,900,000
October 1-31, 2017	1,100,000	$44.96	1,100,000	8,800,000
November 1-30, 2017	300,000	$44.71	300,000	8,500,000

Total	1,500,000	$44.97	1,500,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On June 26, 2014, Worthington Industries, Inc. announced that on June 25, 2014, the Board of Directors of Worthington Industries, Inc. had authorized the repurchase of up to 10,000,000 of the outstanding common shares of Worthington Industries, Inc. A total of 8,328,855 common shares have been repurchased under this authorization, leaving 1,671,145 common shares available for repurchase. On September 27, 2017, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to an additional 6,828,855 of the outstanding common shares of Worthington Industries, Inc., increasing the total number of common shares available for repurchase at November 30, 2017 to 8,500,000.

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

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at November 30, 2017 and May 31, 2017;

(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2017 and 2016;

(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2017 and 2016;

(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2017 and 2016; and

(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2018	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)