Form 10-Q
period 2018-02-28
WORTHINGTON INDUSTRIES INC
filed 2018-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 2, 2018, the number of Common Shares, without par value, issued and outstanding was 60,640,449.

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

•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	demand trends for the Company or its markets;
•	additions to product lines and opportunities to participate in new markets;
•	expected benefits from Transformation and innovation efforts and the ability to improve performance and competitive position at our operations;
•	anticipated working capital needs, capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•	projected profitability potential;
•	the ability to successfully integrate AMTROL and the expected benefits, costs and results from the acquisition of AMTROL;
•

the ability to make acquisitions and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, newly-created joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;

•	the anticipated impact of the pending sale of the WAVE international business;
•	projected capacity and the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expectations for generating improving and sustainable earnings, earnings potential, margins or shareholder value;
•	the expected impact of the provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) on the Company;
•	effects of judicial rulings; and
•	other non-historical matters.

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
•

the impact of changes in trade regulations – including the imposition of new tariffs on imported products, the adoption of trade restrictions affecting the Company’s products or suppliers and a United States withdrawal from or significant renegotiation of existing trade agreements such as the North America Free Trade Agreement – or the occurrence of trade wars;

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

•	the effect of healthcare laws in the United States and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results;
•	the actual impact on the Company’s business of the TCJA differing materially from the Company’s estimates;
•	cyber security risks;
•	the effects of changing privacy and information security laws and standards; and
•

other risks described from time to time in the Worthington Industries, Inc.’s filings with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 28, 2018	May 31, 2017
Assets
Current assets:
Cash and cash equivalents	$147,424	$278,081
Receivables, less allowances of $3,262 and $3,444 at February 28, 2018 and May 31, 2017, respectively	507,968	486,730
Inventories:
Raw materials	217,016	185,001
Work in process	123,693	95,630
Finished products	90,697	73,303

Total inventories	431,406	353,934
Income taxes receivable	9,711	7,164
Assets held for sale	3,740	9,654
Prepaid expenses and other current assets	58,393	55,406

Total current assets	1,158,642	1,190,969
Investments in unconsolidated affiliates	212,131	208,591
Goodwill	352,596	247,673
Other intangible assets, net of accumulated amortization of $76,602 and $63,134 at February 28, 2018 and May 31, 2017, respectively	236,197	82,781
Other assets	29,971	24,841
Property, plant and equipment:
Land	27,551	22,077
Buildings and improvements	312,267	297,951
Machinery and equipment	1,056,111	961,542
Construction in progress	32,731	27,616

Total property, plant and equipment	1,428,660	1,309,186
Less: accumulated depreciation	803,461	738,697

Total property, plant and equipment, net	625,199	570,489

Total assets	$2,614,736	$2,325,344

Liabilities and equity
Current liabilities:
Accounts payable	$403,990	$368,071
Short-term borrowings	403	123
Accrued compensation, contributions to employee benefit plans and related taxes	70,669	86,201
Dividends payable	13,777	13,698
Other accrued items	60,864	41,551
Income taxes payable	801	4,448
Current maturities of long-term debt	13,735	6,691

Total current liabilities	564,239	520,783
Other liabilities	70,807	61,498
Distributions in excess of investment in unconsolidated affiliate	59,563	63,038
Long-term debt	768,128	571,796
Deferred income taxes, net	78,012	34,300

Total liabilities	1,540,749	1,251,415
Shareholders’ equity—controlling interest	951,171	951,635
Noncontrolling interests	122,816	122,294

Total equity	1,073,987	1,073,929

Total liabilities and equity	$2,614,736	$2,325,344

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
Net sales	$841,657	$703,436	$2,561,160	$2,168,765
Cost of goods sold	714,603	592,446	2,161,249	1,787,690

Gross margin	127,054	110,990	399,911	381,075
Selling, general and administrative expense	84,294	75,276	261,968	232,819
Impairment of goodwill and long-lived assets	—	—	8,289	—
Restructuring and other expense (income), net	(3)	1,394	(7,393)	5,994

Operating income	42,763	34,320	137,047	142,262
Other income (expense):
Miscellaneous income, net	1,500	749	3,169	2,484
Interest expense	(9,775)	(7,674)	(28,620)	(23,202)
Equity in net income of unconsolidated affiliates	19,770	22,697	63,521	84,365

Earnings before income taxes	54,258	50,092	175,117	205,909
Income tax expense (benefit)	(24,039)	11,141	7,124	48,555

Net earnings	78,297	38,951	167,993	157,354
Net earnings (loss) attributable to noncontrolling interests	(791)	3,062	3,968	9,333

Net earnings attributable to controlling interest	$79,088	$35,889	$164,025	$148,021

Basic
Average common shares outstanding	60,383	62,750	61,451	62,325

Earnings per share attributable to controlling interest	$1.31	$0.57	$2.67	$2.37

Diluted
Average common shares outstanding	62,345	64,977	63,507	64,758

Earnings per share attributable to controlling interest	$1.27	$0.55	$2.58	$2.29

Common shares outstanding at end of period	59,802	62,776	59,802	62,776

Cash dividends declared per share	$0.21	$0.20	$0.63	$0.60

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
Net earnings	$78,297	$38,951	$167,993	$157,354
Other comprehensive income (loss):
Foreign currency translation	9,542	905	26,925	(7,277)
Pension liability adjustment, net of tax	251	(35)	245	(35)
Cash flow hedges, net of tax	(556)	(921)	(879)	1,356

Other comprehensive income (loss)	9,237	(51)	26,291	(5,956)

Comprehensive income	87,534	38,900	194,284	151,398
Comprehensive income (loss) attributable to noncontrolling interests	(680)	3,071	4,438	9,198

Comprehensive income attributable to controlling interest	$88,214	$35,829	$189,846	$142,200

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
Operating activities:
Net earnings	$78,297	$38,951	$167,993	$157,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,338	21,677	76,986	65,154
Impairment of goodwill and long-lived assets	—	—	8,289	—
Provision for (benefit from) deferred income taxes	(27,373)	7,609	(20,022)	9,946
Bad debt (income) expense	17	(41)	(4)	110
Equity in net income of unconsolidated affiliates, net of distributions	2,835	(1,256)	(1,968)	(182)
Net (gain) loss on assets	(1,437)	1,875	(10,692)	3,358
Stock-based compensation	2,882	4,304	10,076	11,264
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	4,071	(44,719)	20,652	(34,920)
Inventories	(15,398)	(2,346)	(40,223)	(20,869)
Prepaid expenses and other current assets	(4,914)	(13,379)	(149)	(7,954)
Other assets	(2,069)	(423)	(3,045)	1,987
Accounts payable and accrued expenses	35,564	89,736	(12,804)	66,849
Other liabilities	2,107	718	7,568	2,813

Net cash provided by operating activities	99,920	102,706	202,657	254,910

Investing activities:
Investment in property, plant and equipment	(13,628)	(21,128)	(55,319)	(52,174)
Acquisitions, net of cash acquired	—	—	(285,028)	—
Proceeds from sale of assets	3	2	16,742	958

Net cash used by investing activities	(13,625)	(21,126)	(323,605)	(51,216)

Financing activities:
Net repayments of short-term borrowings, net of issuance costs	(1,108)	(330)	(508)	(2,484)
Proceeds from long-term debt, net of issuance costs	—	—	197,685	—
Principal payments on long-term debt	(374)	(218)	(813)	(655)
Proceeds from issuance of common shares, net of tax withholdings	581	(12,197)	(3,415)	(9,225)
Payments to noncontrolling interests	—	(3,360)	(3,916)	(10,141)
Repurchase of common shares	(47,418)	—	(159,942)	—
Dividends paid	(12,766)	(13,374)	(38,800)	(38,096)

Net cash used by financing activities	(61,085)	(29,479)	(9,709)	(60,601)

Increase (decrease) in cash and cash equivalents	25,210	52,101	(130,657)	143,093
Cash and cash equivalents at beginning of period	122,214	175,180	278,081	84,188

Cash and cash equivalents at end of period	$147,424	$227,281	$147,424	$227,281

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

The Company owns controlling interests in the following five joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Aritaş Basinçli Kaplar Sanayi (“Worthington Aritas”) (75%), Worthington Energy Innovations, LLC (“WEI”) (75%), and Worthington Specialty Processing (“WSP”) (51%). These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings (loss) or comprehensive income (loss) attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three and nine months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2018 (“fiscal 2018”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (“fiscal 2017”) of Worthington Industries, Inc. (the “2017 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. The scoping and diagnostic phases of the implementation have been completed and reviews of the Company’s contracts are largely complete. We anticipate the timing or pattern of revenue recognition to change for certain revenue streams; however, we do not expect the impact of these changes to be material due to the short-term nature of the manufacturing cycle for these revenue streams. The Company will adopt this guidance on June 1, 2018 using the cumulative effect transition method. The Company will continue to monitor any modifications, clarifications, and interpretations by the FASB that may impact the Company’s conclusions.

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP. Among other changes, the new guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented. We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the new guidance on our ongoing financial reporting.

In June 2016, new accounting guidance was issued related to the measurement of credit losses on financial instruments. The new guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations; however, we do not expect the new guidance to have a material impact on our ongoing financial reporting.

In October 2016, amended accounting guidance was issued that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material impact on our consolidated financial position, results of operations and cash flows.

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

In March 2017, amended accounting guidance was issued that requires an employer to report the service cost component of pension and postretirement benefits in the same line as other current employee compensation costs. Additionally, other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside of income from operations. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is to be applied retrospectively for the presentation in the income statement and prospectively on and after the effective date for the capitalization of service cost. We do not expect the adoption of this amended guidance to have a material impact on our consolidated financial position, results of operations and cash flows.

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

In August 2017, amended accounting guidance was issued that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is to be applied using a modified retrospective transition approach for cash flow and net investment hedges existing at the date of adoption. The presentation and disclosure guidance is only required prospectively. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

In February 2018, amended guidance was issued that would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA enacted by the U.S. government in December 2017. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.

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

We received distributions from unconsolidated affiliates totaling $61,553,000 during the nine months ended February 28, 2018. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $59,563,000 at February 28, 2018. In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of, and for the periods presented:

(in thousands)	February 28, 2018	May 31, 2017
Cash	$17,828	$24,470
Other current assets	528,520	541,746
Current assets for discontinued operations	72,236	48,346
Noncurrent assets	360,495	342,938
Noncurrent assets for discontinued operations	—	18,168

Total assets	$979,079	$975,668

Current liabilities	131,906	148,056
Current liabilities for discontinued operations	9,454	8,891
Short-term borrowings	12,596	8,172
Current maturities of long-term debt	19,676	5,827
Long-term debt	264,317	268,711
Other noncurrent liabilities	19,554	20,890
Noncurrent liabilities for discontinued operations	—	490
Equity	521,576	514,631

Total liabilities and equity	$979,079	$975,668

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Net sales	$403,426	$384,261	$1,258,667	$1,188,568
Gross margin	72,828	84,645	230,185	305,383
Operating income	41,546	55,140	133,313	216,902
Depreciation and amortization	5,406	6,983	18,534	20,776
Interest expense	2,564	2,089	7,517	6,388
Income tax expense (benefit)	(1,095)	5,065	2,069	16,128
Net earnings from continuing operations	36,058	47,309	118,995	193,228
Net earnings from discontinued operations	1,805	1,789	1,532	5,381
Net earnings	37,863	49,098	120,527	198,609

The amounts presented within the discontinued operations captions in the tables above reflect the international operations of our WAVE joint venture. On November 20, 2017, the Company announced that WAVE had agreed to sell its business and operations in Europe, the Middle East, Africa and Asia, to Knauf Group, a family-owned manufacturer of building materials headquartered in Germany. The Company expects to receive proceeds of approximately $45,000,000 for its 50% share of the WAVE operations being sold. The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close in the second half of calendar 2018.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income) financial statement caption, in our consolidated statement of earnings is summarized below for the period presented:

(in thousands)	Balance, as of May 31, 2017	Expense (income)	Payments	Adjustments	Balance, as of February 28, 2018
Early retirement and severance	$253	$2,560	$(1,188)	$(16)	$1,609
Facility exit and other costs	536	499	(1,035)	-	-

	$789	3,059	$(2,223)	$(16)	$1,609

Net gain on sale of assets		(10,452)

Restructuring and other income, net		$(7,393)

During the nine months ended February 28, 2018, the following actions were taken related to the Company’s restructuring activities:

•	In connection with the acquisition of Amtrol on June 2, 2017, the Company recognized severance expense of $2,365,000 related to corporate management positions at Amtrol that were eliminated.

•

In connection with the closure of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”), the Company recognized facility exit costs of $577,000 and a net gain on disposal of assets of $10,595,000 for the sale of the real estate of this business. Net proceeds were $15,874,000.

•

In connection with other non-significant restructuring activities, the Company recognized severance expense of $195,000 and a credit to facility exit costs of $78,000. The Company also recognized a net loss on disposal of assets of $143,000.

The total liability associated with our restructuring activities as of February 28, 2018 is expected to be paid in the next twelve months.

NOTE E – Contingent Liabilities and Commitments

We are defendants in certain legal actions. In the opinion of management, the outcome of these actions is not clearly determinable at the present time. None of the pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2018, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $8,587,000 at February 28, 2018. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $14,606,000 of outstanding stand-by letters of credit issued to third-party service providers at February 28, 2018. No amounts were drawn against them at February 28, 2018.

NOTE G – Debt and Receivables Securitization

On July 28, 2017, we issued $200,000,000 aggregate principal amount of senior unsecured notes due August 1, 2032 (the “2032 Notes”). The 2032 Notes bear interest at a rate of 4.300%. The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below. We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes. The interest rate swap had a notional amount of $150,000,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes. Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098,000, which was reflected in accumulated other comprehensive income (“AOCI”). Approximately $2,116,000 and $198,000 were allocated to debt issuance costs and the debt discount. The debt issuance costs and the debt discount were each recorded on the consolidated balance sheet within long-term debt as a contra-liability. The unamortized portion of the debt issuance costs and debt discount was $2,034,000 and $190,000, respectively, at February 28, 2018.

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders. On February 16, 2018, the Company amended the terms of the Credit Facility, extending the maturity by three years to February 2023. Debt issuance costs of $805,000 were incurred as a result of the renewal. These costs have been deferred and will be amortized over the life of the Credit Facility to interest expense. Borrowings under the Credit Facility typically have maturities of less than one year. However, we can extend the term of amounts borrowed by renewing these borrowings for the term of the Credit Facility. We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Overnight Bank Funding Rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at February 28, 2018. As discussed in “NOTE F – Guarantees,” we provided $14,606,000 in stand-by letters of credit for third-party beneficiaries as of February 28, 2018. While not drawn against at February 28, 2018, $13,245,000 of these stand-by letters of credit were issued against availability under the Credit Facility, leaving $486,755,000 available under the Credit Facility at February 28, 2018.

We also maintain a $50,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which matures in January 2019. On January 16, 2018, the Company amended the terms of the AR Facility, extending the maturity by one year to January 2019 and reducing the borrowing capacity from $100,000,000 to $50,000,000. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary. In turn, WRC may sell without recourse, on a revolving basis, up to $50,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of February 28, 2018, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE H – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the three months ended February 28:

	2018			2017
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$9,542	$-	$9,542	$905	$-	$905
Pension liability adjustment	230	21	251	(117)	82	(35)
Cash flow hedges	(711)	155	(556)	(1,299)	378	(921)

Other comprehensive income (loss)	$9,061	$176	$9,237	$(511)	$460	$(51)

The following table summarizes the tax effects on each component of OCI for the nine months ended February 28:

	2018			2017
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$26,925	$-	$26,925	$(7,277)	$-	$(7,277)
Pension liability adjustment	230	15	245	(117)	82	(35)
Cash flow hedges	(1,213)	334	(879)	1,836	(480)	1,356

Other comprehensive income (loss)	$25,942	$349	$26,291	$(5,558)	$(398)	$(5,956)

NOTE I – Changes in Equity

The following table summarizes the changes in equity by component and in total for the period presented:

	Controlling Interest
(in thousands)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total	Non- controlling Interests	Total
Balance at May 31, 2017	$303,391	$(27,775)	$676,019	$951,635	$122,294	$1,073,929
Net earnings	-	-	164,025	164,025	3,968	167,993
Other comprehensive income	-	25,821	-	25,821	470	26,291
Common shares issued, net of withholding tax	(3,415)	-	-	(3,415)	-	(3,415)
Common shares in NQ plans	1,003	-	-	1,003	-	1,003
Stock-based compensation	11,203	-	-	11,203	-	11,203
Purchases and retirement of common shares	(16,311)	-	(143,631)	(159,942)	-	(159,942)
Cash dividends declared	-	-	(39,159)	(39,159)	-	(39,159)
Dividends to noncontrolling interest	-	-	-	-	(3,916)	(3,916)

Balance at February 28, 2018	$295,871	$(1,954)	$657,254	$951,171	$122,816	$1,073,987

The following table summarizes the changes in accumulated other comprehensive loss for the period presented:

(in thousands)	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of May 31, 2017	$(17,358)	$(14,819)	$4,402	$(27,775)
Other comprehensive income before reclassifications	26,455	230	11,362	38,047
Reclassification adjustments to income (a)	-	-	(12,575)	(12,575)
Income taxes	-	15	334	349

Balance as of February 28, 2018	$9,097	$(14,574)	$3,523	$(1,954)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE J – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2018, we granted non-qualified stock options covering a total of 90,200 common shares under our stock-based compensation plans. The option price of $47.76 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $14.99 per share. The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $1,203,000 and will be recognized on a straight-line basis over the three-year vesting period. The following assumptions were used to value these stock options:

Dividend yield	1.81%
Expected volatility	36.65%
Risk-free interest rate	1.98%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the United States Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 28, 2018, we granted an aggregate of 170,750 service-based restricted common shares under our stock-based compensation plans. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $47.89 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $7,399,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2018, 2019 and 2020. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the nine months ended February 28, 2018, we granted performance share awards covering an aggregate of 54,300 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,748,000 and will be recognized over the three-year performance period.

NOTE K – Income Taxes

Income tax expense for the nine months ended February 28, 2018 and 2017 reflected estimated annual effective income tax rates of 10.3% and 27.2%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation) and TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2018 could be materially different from the forecasted rate as of February 28, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into federal law. The TCJA significantly revised the U.S. corporate income tax system by lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. In addition, the TCJA adds several new provisions including changes to bonus depreciation, the deduction for executive compensation, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII, do not apply to the Company until June 1, 2018. The Company is assessing the impact of the provisions of the TCJA which do not apply until June 1, 2018. The Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries for the new tax. The two material items that impact the Company for fiscal 2018 are the reduction in the tax rate and a one-time mandatory deemed repatriation tax imposed on the Company’s unremitted foreign earnings. Due to the Company’s fiscal year, the Company’s fiscal 2018 U.S. federal blended statutory tax rate will be approximately 29.2%. The Company’s U.S. federal statutory tax rate will be 21.0% starting June 1, 2018. Management’s best estimate of the Company’s ongoing effective income tax rate as a result of the TCJA is 24% beginning in fiscal 2019.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. For the three and nine months ended February 28, 2018, the Company has not finalized the accounting for the tax effects of the enactment of the TCJA. However, consistent with applicable Securities and Exchange Commission guidance in Staff Accounting Bulletin 118 (“SAB118”), the Company has made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the TCJA. As such, the Company recognized a provisional income tax benefit of $41.1 million related to the re-measurement of deferred tax assets and liabilities and a provisional income tax expense of $6.8 million for the one-time mandatory deemed repatriation tax for the three and nine months ended February 28, 2018. SAB118 allows companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the TCJA in their consolidated financial statements. The Company’s actual re-measurement of its deferred tax assets and liabilities may vary materially from the provisional amount because we consider key estimates on the net deferred tax remeasurement and the deemed repatriation tax to be incomplete due to our continuing analysis of final year-end data and tax positions. Our analysis could affect the measurement of these balances and give rise to new deferred and other tax assets and liabilities. Since the TCJA was passed late in the fourth quarter of calendar 2017, and further guidance and accounting interpretation is expected, our review is still pending. We expect to complete our analysis of the amounts recorded within the measurement period of one year from the enactment of the TCJA.

NOTE L – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator (basic & diluted):
Net earnings attributable to controlling interest -income available to common shareholders	$79,088	$35,889	$164,025	$148,021
Denominator:
Denominator for basic earnings per share attributable to controlling interest—weighted average common shares	60,383	62,750	61,451	62,325
Effect of dilutive securities	1,962	2,227	2,056	2,433

Denominator for diluted earnings per share attributable to controlling interest—adjusted weighted average common shares	62,345	64,977	63,507	64,758

Basic earnings per share attributable to controlling interest	$1.31	$0.57	$2.67	$2.37
Diluted earnings per share attributable to controlling interest	$1.27	$0.55	$2.58	$2.29

Stock options covering 91,933 and 107,224 common shares for the three months ended February 28, 2018 and 2017, respectively, and 81,087 and 97,638 common shares for the nine months ended February 28, 2018 and 2017, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been “anti-dilutive” for those periods.

NOTE M – Segment Operations

The following table presents summarized financial information for our reportable segments as of, and for the periods presented:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Net sales
Steel Processing	$518,113	$478,174	$1,599,994	$1,492,654
Pressure Cylinders	295,506	198,433	866,179	598,303
Engineered Cabs	27,055	23,547	89,405	71,591
Other	983	3,282	5,582	6,217

Total net sales	$841,657	$703,436	$2,561,160	$2,168,765

Operating income (loss)
Steel Processing	$31,125	$26,026	$105,127	$116,256
Pressure Cylinders	17,530	10,071	52,663	35,480
Engineered Cabs	(4,083)	(2,001)	(6,031)	(7,225)
Other	(1,809)	224	(14,712)	(2,249)

Total operating income	$42,763	$34,320	$137,047	$142,262

Impairment of goodwill and long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	964	-
Engineered Cabs	-	-	-	-
Other	-	-	7,325	-

Total impairment of goodwill and long-lived assets	$-	$-	$8,289	$-

Restructuring and other expense (income), net
Steel Processing	$(3)	$212	$(10,059)	$1,496
Pressure Cylinders	-	1,056	2,365	3,165
Engineered Cabs	-	169	(78)	1,379
Other	-	(43)	379	(46)

Total restructuring and other expense (income), net	$(3)	$1,394	$(7,393)	$5,994

(in thousands)	February 28, 2018	May 31, 2017
Total assets
Steel Processing	$907,578	$882,863
Pressure Cylinders	1,191,736	766,611
Engineered Cabs	65,101	62,141
Other	450,321	613,729

Total assets	$2,614,736	$2,325,344

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

NOTE N – Acquisitions

On June 2, 2017, the Company acquired Amtrol, a leading manufacturer of pressure cylinders and water system tanks with operations in the U.S. and Europe. The total purchase price was $291,921,000 after adjusting for excess working capital and was funded primarily with cash on hand.The net assets became part of the Pressure Cylinders operating segment at closing, with the well water and expansion tank operations aligning under the consumer products business and the refrigerant, liquid propane and industrial and specialty gas operations aligning under the industrial products business. Total acquisition-related expenses were $3,568,000, of which $1,568,000 were incurred during fiscal 2018.

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

Operating results of Amtrol have been included in the Company’s consolidated statements of earnings since the date of the acquisition. During the three and nine months ended February 28, 2018, Amtrol contributed net sales of $65,766,000 and $191,047,000, and operating income of $7,323,000 and $11,151,000, respectively.

The following unaudited pro forma information presents consolidated financial information as if Amtrol had been acquired at the beginning of fiscal 2017. Depreciation and amortization expense included in the pro forma results reflect the preliminary acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of Amtrol assuming a June 1, 2016 acquisition date. Adjustment has also been made for acquisition-related costs incurred in each period presented. Pro forma results for the three and nine months ended February 28, 2018 have also been adjusted to remove the impact of the acquisition-date fair value adjustments to inventories and accrued severance costs related to headcount reductions at Amtrol initiated during fiscal 2018, as discussed in “NOTE D – Restructuring and Other Expense.” The pro forma adjustments noted above have been adjusted for the applicable income tax impact. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of June 1, 2016.

	Three months ended February 28,		Nine months ended February 28,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net sales	$841,657	$762,956	$2,561,160	$2,350,152
Net earnings attributable to controlling interest	$79,087	$39,090	$168,269	$156,916
Diluted earnings per share attributable to controlling interest	$1.27	$0.60	$2.65	$2.42

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

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at February 28, 2018:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$4,880	Accounts payable	$-
	Other assets	28	Other liabilities	-

		4,908		-

Interest rate contracts	Receivables	-	Accounts payable	240
	Other assets	-	Other liabilities	4

		-		244

Totals		$4,908		$244

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$3,410	Accounts payable	$837
	Other assets	173	Other liabilities	103

		3,583		940

Foreign exchange contracts	Receivables	-	Accounts payable	31

Totals		$3,583		$971

Total derivative instruments		$8,491		$1,215

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $858,000 decrease in receivables with a corresponding decrease in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at February 28, 2018:

(in thousands)	Notional Amount	Maturity Date
Commodity contracts	$22,473	March 2018 - June 2019
Interest rate contracts	18,656	September 2019

The following table summarizes the gain recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges for the periods presented:

		Location of		Location of
		Gain (Loss)	Gain (Loss)	Gain	Gain
		Reclassified	Reclassified	(Ineffective	(Ineffective
	Gain	from	from	Portion)	Portion)
	Recognized	Accumulated	Accumulated	and Excluded	and Excluded
	in OCI	OCI	OCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months ended February 28, 2018:
Commodity contracts	$2,429	Cost of goods sold	$3,195	Cost of goods sold	$-
Interest rate contracts	21	Interest expense	(34)	Interest expense	-

Totals	$2,450		$3,161		$-

For the three months ended February 28, 2017:
Commodity contracts	$2,037	Cost of goods sold	$3,397	Cost of goods sold	$-
Interest rate contracts	25	Interest expense	(36)	Interest expense	-

Totals	$2,062		$3,361		$-

For the nine months ended February 28, 2018:
Commodity contracts	$8,243	Cost of goods sold	$13,000	Cost of goods sold	$-
Interest rate contracts	3,119	Interest expense	(425)	Interest expense	-

Totals	$11,362		$12,575		$-

For the nine months ended February 28, 2017:
Commodity contracts	$9,963	Cost of goods sold	$8,882	Cost of goods sold	$-
Interest rate contracts	149	Interest expense	(606)	Interest expense	-

Totals	$10,112		$8,276		$-

The estimated net amount of the losses recognized in AOCI at February 28, 2018 expected to be reclassified into net earnings within the succeeding twelve months is $3,530,000 (net of tax of $1,513,000). This amount was computed using the fair value of the cash flow hedges at February 28, 2018, and will change before actual reclassification from other comprehensive income to net earnings during the fiscal years ending May 31, 2018 and May 31, 2019.

Economic (Non-designated) Hedges

We enter into foreign exchange contracts to manage our foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment. We also enter into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2018:

(in thousands)	Notional Amount	Maturity Date(s)
Commodity contracts	$23,920	March 2018 - December 2019
Foreign exchange contracts	4,687	March 2018 - June 2018

The following tables summarize the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
		Three Months Ended
	Location of Gain (Loss)	February 28,
(in thousands)	Recognized in Earnings	2018	2017
Commodity contracts	Cost of goods sold	$1,787	$258
Foreign exchange contracts	Miscellaneous expense (income), net	32	(172)

Total		$1,819	$86

		Gain (Loss) Recognized
		in Earnings for the
		Nine Months Ended
	Location of Gain (Loss)	February 28,
(in thousands)	Recognized in Earnings	2018	2017
Commodity contracts	Cost of goods sold	$4,035	$5,169
Foreign exchange contracts	Miscellaneous income, net	(157)	(837)

Total		$3,878	$4,332

The gain (loss) on the foreign exchange contract derivatives significantly offsets the gain (loss) on the hedged item.

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At February 28, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative instruments (1)	$-	$849	$-	$849

Total assets	$-	$849	$-	$849

Liabilities
Derivative instruments (1)	$-	$1,215	$-	$1,215
Contingent consideration obligation (2)	-	-	610	610

Total liabilities	$-	$1,215	$610	$1,825

At May 31, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
Derivative instruments (1)	$-	$8,326	$-	$8,326

Total assets	$-	$8,326	$-	$8,326

Liabilities
Derivative instruments (1)	$-	$1,142	$-	$1,142
Contingent consideration obligation (2)	-	-	585	585

Total liabilities	$-	$1,142	$585	$1,727

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

At May 31, 2017 and February 28, 2018, there were no assets or liabilities measured at fair value on a non-recurring basis on the Company’s consolidated balance sheet.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $799,636,000 and $618,059,000 at February 28, 2018 and May 31, 2017, respectively. The carrying amount of long-term debt, including current maturities, was $781,863,000 and $578,487,000 at February 28, 2018 and May 31, 2017, respectively.

NOTE Q – Subsequent Events

On March 31, 2018, the Company closed on the sale of a majority of its ownership in WEI and Worthington retained a 10% interest in WEI. The impact of the transaction was immaterial.

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

As of February 28, 2018, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs. The WEI operating segment does not meet the applicable aggregation criteria or quantitative thresholds for separate disclosure, and therefore is combined and reported in the “Other” category.

As of February 28, 2018, we held equity positions in 11 joint ventures, which operated 51 manufacturing facilities worldwide. Five of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) shown as net earnings (loss) or comprehensive income (loss) attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining six of these joint ventures are accounted for using the equity method.

Overview

The Company delivered net sales growth of 20% for the third quarter of fiscal 2018 over the comparable period of fiscal 2017 on contributions from Amtrol, which was acquired on June 2, 2017 as discussed below under Recent Business Developments, higher average direct selling prices in Steel Processing and higher overall volume in Pressure Cylinders businesses. Operating income was up $8.4 million, or 25%, on strong results at Amtrol and improvement in Steel Processing, where results benefitted from strong demand in the agricultural and heavy truck end markets.

Equity in net income of unconsolidated affiliates (“equity income”) decreased $3.0 million from the prior year quarter due primarily to lower contributions from WAVE and ClarkDietrich. WAVE’s contribution to equity income was lower than the prior year quarter due primarily to an increase in allocated costs resulting from a new cost-sharing agreement between the joint venture and its partners and lower volume. The Company’s portion of the increase in allocated costs for the period covering the current quarter was approximately $1.3 million, but this increased run rate is expected to decline by 20%-30% once the sale of the international business closes later in calendar 2018, as discussed below under Recent Business Developments. The majority of the increase in allocated costs was from the joint venture partner and therefore is not offset elsewhere in the Company’s results. ClarkDietrich’s contribution to equity income was $1.3 million lower than the prior year quarter as higher steel prices compressed margins. We received distributions from unconsolidated joint ventures of $22.6 million during the third quarter of fiscal 2018.

Recent Business Developments

•

Effective June 1, 2017, we made certain organizational changes impacting the internal reporting and management structure of Packaging Solutions. As a result of these organizational changes, management responsibilities and internal reporting were realigned, moving Packaging Solutions from the Steel Processing operating segment to the Engineered Cabs operating segment. Previously reported segment results have not been restated and are immaterial for all periods presented.

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

•

On September 27, 2017, the Board of Directors of Worthington Industries, Inc. (the “Board”) authorized the repurchase of up to an additional 6,828,855 of the Company’s common shares. During the third quarter of fiscal 2018, the Company repurchased a total of 1,000,000 common shares for $47.4 million at an average price of $47.42 per share, leaving the authorization at 7,500,000 common shares available for repurchase.

•

On November 20, 2017, the Company announced that its unconsolidated joint venture, WAVE has agreed to sell its business and operations in Europe, the Middle East, Africa and Asia, to Knauf Group, a family- owned manufacturer of building materials headquartered in Germany. Worthington expects to receive proceeds of approximately $45 million for its 50% share of the WAVE operations being sold. The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close in the second half of calendar 2018.

•

On December 22, 2017, the TCJA was enacted into law, which among other things lowers the corporate federal income tax rate to 21% from the current 35%. Our best estimate of the Company’s ongoing effective income tax rate as a result of the new legislation is 24% beginning in fiscal 2019. Results for the full fiscal year ending May 31, 2018 will reflect only five months of the lower rate. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes.”

•

On January 16, 2018, the Company amended its AR Facility, reducing the borrowing capacity from $100.0 million to $50.0 million because we felt we had ample capacity and extending the maturity to January 2019.

•	On February 16, 2018, the Company amended its Credit Facility, extending the maturity by three years to February 2023. Borrowing capacity remained unchanged at $500.0 million.

•	On March 28, 2018, the Board declared a quarterly dividend of $0.21 per share payable on June 29, 2018, to shareholders of record on June 15, 2018.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the third quarter of each of fiscal 2018 and fiscal 2017 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 60% of Steel Processing’s net sales are to the automotive market. North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive market.

Approximately 13% of the net sales of our Steel Processing operating segment and 38% of the net sales of our Engineered Cabs operating segment are to the construction market. The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 27% and 62% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor costs and assess demand in our major end markets:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2018	2017	Inc / (Dec)	2018	2017	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.7%	1.7%	1.0%	2.4%	1.6%	0.8%
Hot-Rolled Steel ($ per ton) [2]	$674	$608	$66	$629	$579	$50
Detroit Three Auto Build (000’s vehicles) [3]	2,057	2,166	(109)	6,264	6,876	(612)
No. America Auto Build (000’s vehicles) [3]	4,033	4,283	(250)	12,498	13,690	(1,192)
Zinc ($ per pound) [4]	$1.50	$1.25	$0.25	$1.40	$1.10	$0.30
Natural Gas ($ per mcf) [5]	$2.86	$3.27	$(0.41)	$2.93	$2.96	$(0.03)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.99	$2.59	$0.40	$2.79	$2.59	$0.20
Crude Oil—WTI ($ per barrel) [6]	$61.33	$52.64	$8.69	$53.56	$48.52	$5.04

1 2017 figures based on revised actuals 2 CRU Hot-Rolled Index; period average 3 IHS Global 4 LME Zinc; period average 5 NYMEX Henry Hub Natural Gas; period average 6 Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (“SG&A”) expense.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results. When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. The recent run up in steel prices will likely result in significant inventory holding gains in the next two fiscal quarters.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2018 (first, second and third quarters), fiscal 2017 and fiscal 2016:

(Dollars per ton 1)
	Fiscal Year
	2018	2017	2016
1st Quarter	$604	$617	$461
2nd Quarter	$608	$511	$419
3rd Quarter	$674	$608	$381
4th Quarter	N/A	$636	$486
Annual Avg.	$629	$593	$437

1 CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the third quarter of fiscal 2018 or fiscal 2017. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the third quarter of fiscal 2018, vehicle production for the Detroit Three automakers was down 5%, while North American vehicle production as a whole was down 6% from the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2018 Compared to Fiscal 2017

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended February 28,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$841.7	100.0%	$703.4	100.0%	$138.3
Cost of goods sold	714.7	84.9%	592.4	84.2%	122.3

Gross margin	127.0	15.1%	111.0	15.8%	16.0
Selling, general and administrative expense	84.3	10.0%	75.3	10.7%	9.0
Restructuring and other expense	-	0.0%	1.4	0.2%	(1.4)

Operating income	42.7	5.1%	34.3	4.9%	8.4
Miscellaneous income, net	1.6	0.2%	0.7	0.1%	0.9
Interest expense	(9.8)	-1.2%	(7.7)	-1.1%	2.1
Equity in net income of unconsolidated affiliates (1)	19.7	2.3%	22.7	3.2%	(3.0)
Income tax benefit (expense)	24.1	2.9%	(11.1)	-1.6%	(35.2)

Net earnings	78.3	9.3%	38.9	5.5%	39.4
Net earnings (loss) attributable to noncontrolling interests	(0.8)	-0.1%	3.0	0.4%	(3.8)

Net earnings attributable to controlling interest	$79.1	9.4%	$35.9	5.1%	$43.2

(1) Equity income by unconsolidated affiliate
WAVE	$16.5		$18.4		$(1.9)
ClarkDietrich	1.5		2.8		(1.3)
Serviacero	1.3		0.5		0.8
ArtiFlex	0.7		1.1		(0.4)
Other	(0.3)		(0.1)		(0.2)

Total	$19.7		$22.7		$(3.0)

Net earnings attributable to controlling interest for the three months ended February 28, 2018 increased $43.2 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $138.3 million over the comparable period in the prior year. The increase was driven by the contribution from Amtrol, which totaled $65.8 million, higher average direct selling prices in Steel Processing and higher overall volume in Pressure Cylinders businesses, partially offset by lower toll volumes at certain consolidated joint ventures.

•

Gross margin increased $16.0 million over the comparable period in the prior year. The increase was driven by the contribution from Amtrol and improvements in the industrial and consumer products businesses within Pressure Cylinders.

•

SG&A expense increased $9.0 million over the comparable period in the prior year. The increase was driven by the impact of the Amtrol acquisition, which added $8.2 million to SG&A expense in the current quarter. Overall, SG&A expense was 10.0% of consolidated net sales compared to 10.7% in the comparable period of the prior year.

•

Interest expense increased $2.1 million over the comparable period in the prior year. The increase was primarily due to the issuance of $200.0 million of aggregate principal amount senior unsecured notes due August 1, 2032. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE G – Debt and Receivables Securitization.”

•

Equity income decreased $3.0 million from the comparable period in the prior year due primarily to lower contributions from WAVE and ClarkDietrich. WAVE’s contribution to equity income was lower than the prior year quarter due primarily to an increase in allocated costs resulting from a new cost-sharing agreement between the joint venture and its partners and lower volume. The Company’s portion of the increase in allocated costs for the period covering the current quarter was approximately $1.3 million, but this run rate is expected to decline 20%-30% once the sale of the international business closes later in calendar 2018. ClarkDietrich’s contribution to equity income was $1.3 million lower than the prior year quarter as higher steel prices compressed margins. We received distributions of $22.6 million from our unconsolidated affiliates during the quarter. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates.”

•

An income tax benefit of ($24.1) million was recorded in the current quarter versus income tax expense of $11.1 million in the comparable period in the prior year due primarily to the impact of discrete items and a lower statutory income tax rate related to the TCJA enacted into federal law on December 22, 2017. Significant discrete items in the current quarter associated with the TCJA included a provisional income tax benefit of $41.1 million for the re-measurement of deferred tax assets and liabilities and a provisional income tax expense of $6.8 million for the one-time mandatory deemed repatriation tax. The TCJA lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Due to the Company’s fiscal year, the Company’s 2018 U.S. federal blended statutory tax rate will be approximately 29.2%. Discrete items in the prior year quarter reduced income tax expense by $5.3 million. The current quarter expense was calculated using an estimated annual effective income tax rate of 10.3% versus 27.2% in the prior year quarter. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended February 28,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$518.1	100.0%	$478.2	100.0%	$39.9
Cost of goods sold	456.0	88.0%	417.6	87.3%	38.4

Gross margin	62.1	12.0%	60.6	12.7%	1.5
Selling, general and administrative expense	31.0	6.0%	34.4	7.2%	(3.4)
Restructuring and other expense	-	0.0%	0.2	0.0%	(0.2)

Operating income	$31.1	6.0%	$26.0	5.4%	$5.1

Material cost	$365.4		$324.3		$41.1
Tons shipped (in thousands)	890		944		(54)

Net sales and operating highlights were as follows:

•

Net sales increased $39.9 million over the comparable period in the prior year driven by higher average direct selling prices, which increased net sales by $30.7 million, and higher direct volume, partially offset by lower toll volume due to declines at certain consolidated joint ventures. The mix of direct versus toll tons processed was 57% to 43% compared to 52% to 48% in the prior year quarter.

•

Operating income increased $5.1 million over the comparable period in the prior year driven by favorable inventory holding gains, which were .8 million in the current quarter compared to a loss of $3.0 million in the prior year quarter, and lower incentive accruals.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended February 28,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$295.5	100.0%	$198.4	100.0%	$97.1
Cost of goods sold	231.4	78.3%	152.1	76.7%	79.3

Gross margin	64.1	21.7%	46.3	23.3%	17.8
Selling, general and administrative expense	46.5	15.7%	35.1	17.7%	11.4
Restructuring and other expense	-	0.0%	1.1	0.6%	(1.1)

Operating income	$17.6	6.0%	$10.1	5.1%	$7.5

Material cost	$132.9		$83.8		$49.1

Net sales by principal class of products:
Consumer products	$114.2		$75.7		$38.5
Industrial products	130.6		84.4		46.2
Alternative fuels	27.7		23.0		4.7
Oil & gas equipment	23.0		15.3		7.7

Total Pressure Cylinders	$295.5		$198.4		$97.1

Units shipped by principal class of products:
Consumer products	17,684,889		15,158,515		2,526,374
Industrial products	4,137,687		2,582,445		1,555,242
Alternative fuels	116,823		100,509		16,314
Oil & gas equipment	580		481		99

Total Pressure Cylinders	21,939,979		17,841,950		4,098,029

Net sales and operating highlights were as follows:

•

Net sales increased $97.1 million over the comparable period in the prior year due to the acquisition of Amtrol, and higher volumes across the businesses. The Amtrol acquisition added $65.8 million in sales, split between the consumer and industrial products businesses. The legacy consumer and industrial products businesses were aided by residual demand resulting from hurricane relief efforts and a more severe winter in the current year as compared to prior year. Sales activity related to Amtrol is presented within consumer products and industrial products in the table above.

•

Operating income increased $7.5 million over the comparable period in the prior year. The increase was driven primarily by contributions from Amtrol. Improvement in the legacy industrial and consumer products businesses were largely offset by a decline in the oil & gas equipment business. Results in the oil & gas equipment business were adversely impacted by $1.6 million of obsolete inventory charges and a $1.2 million legal settlement from a prior acquisition.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods presented:

	Three Months Ended February 28,
(In millions)	2018	% of Net sales	2017	% of Net sales	Increase/ (Decrease)
Net sales	$27.0	100.0%	$23.5	100.0%	$3.5
Cost of goods sold	26.7	98.9%	21.8	92.8%	4.9

Gross margin	0.3	1.1%	1.7	7.2%	(1.4)
Selling, general and administrative expense	4.4	16.3%	3.5	14.9%	0.9
Restructuring and other expense	-	0.0%	0.2	0.9%	(0.2)

Operating loss	$(4.1)	-15.2%	$(2.0)	-8.5%	$(2.1)

Material cost	$12.9		$10.8		$2.1

Net sales and operating highlights were as follows:

•	Net sales increased $3.5 million over the comparable period in the prior year on higher volume.

•	Operating loss increased by $2.1 million to $4.1 million due to higher conversion cost from labor and underutilized capacity at one of the facilities.

Other

The Other category includes the WEI operating segment, which does not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category, including costs associated with our captive insurance company. The following table presents a summary of operating results for the Other category for the periods presented:

	Three Months Ended February 28,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$1.0	100.0%	$3.3	100.0%	$(2.3)
Cost of goods sold	0.4	40.0%	1.0	30.3%	(0.6)

Gross margin	0.6	60.0%	2.3	69.7%	(1.7)
Selling, general and administrative expense	2.4	240.0%	2.1	63.6%	0.3

Operating income (loss)	$(1.8)	-180.0%	$0.2	6.1%	$(2.0)

Net sales and operating highlights were as follows:

•	Net sales decreased $2.3 million from the comparable period in the prior year on lower contributions from WEI.

•

Operating loss of $1.8 million represented a decrease of $2.0 million from the operating income reported in the prior year period on lower contributions from WEI and an increase in unallocated corporate costs.

Nine Months Year-to-Date—Fiscal 2018 Compared to Fiscal 2017

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Nine Months Ended February 28,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$2,561.2	100.0%	$2,168.8	100.0%	$392.4
Cost of goods sold	2,161.3	84.4%	1,787.7	82.4%	373.6

Gross margin	399.9	15.6%	381.1	17.6%	18.8
Selling, general and administrative expense	262.0	10.2%	232.8	10.7%	29.2
Impairment of goodwill and long-lived assets	8.3	0.3%	—	0.0%	8.3
Restructuring and other expense (income), net	(7.4)	-0.3%	6.0	0.3%	(13.4)

Operating income	137.0	5.3%	142.3	6.6%	(5.3)
Miscellaneous income, net	3.2	0.1%	2.4	0.1%	0.8
Interest expense	(28.6)	-1.1%	(23.2)	-1.1%	5.4
Equity in net income of unconsolidated affiliates (1)	63.5	2.5%	84.4	3.9%	(20.9)
Income tax expense	(7.1)	-0.3%	(48.6)	-2.2%	(41.5)

Net earnings	168.0	6.6%	157.3	7.3%	10.7
Net earnings attributable to noncontrolling interests	4.0	0.2%	9.3	0.4%	(5.3)

Net earnings attributable to controlling interest	$164.0	6.4%	$148.0	6.8%	$16.0

(1) Equity income by unconsolidated affiliate
WAVE	$52.5		$57.9		$(5.4)
ClarkDietrich	2.6		15.7		(13.1)
Serviacero	5.8		4.5		1.3
ArtiFlex	3.0		6.1		(3.1)
Other	(0.4)		0.2		(0.6)

Total	$63.5		$84.4		$(20.9)

Net earnings attributable to controlling interest for the nine months ended February 28, 2018 increased $16.0 million over the comparable period in the prior year. Net sales and operating highlights were as follows:

•

Net sales increased $392.4 million over the comparable period in the prior year. The increase was driven by the contribution from Amtrol, which totaled $191.0 million, higher average direct selling prices in Steel Processing, and higher overall volumes in Pressure Cylinders businesses and Engineered Cabs, partially offset by lower toll volume at certain consolidated joint ventures.

•

Gross margin increased $18.8 million over the comparable period in the prior year. The contribution from Amtrol and improved overall volumes in the legacy Pressure Cylinders businesses were largely offset by lower spreads in Steel Processing, down approximately $27.6 million from the comparable prior year period when rising steel prices led to significant inventory holding gains.

•

SG&A expense increased $29.2 million over the comparable prior year period. The increase was primarily driven by the impact of the Amtrol acquisition which added $27.2 million. Overall, SG&A expense was 10.2% of consolidated net sales compared to 10.7% in the comparable period of the prior year.

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

•

Interest expense increased $5.4 million over the comparable period in the prior year. The increase was primarily due to the issuance of $200.0 million of aggregate principal amount of senior unsecured notes due August 1, 2032. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements—NOTE G – Debt and Receivables Securitization.”

•

Equity income decreased $20.9 million from the comparable period in the prior year due primarily to lower contributions from WAVE, ClarkDietrich, and ArtiFlex. Equity income at ClarkDietrich was $13.1 million lower than the prior year period as higher steel prices compressed margins. WAVE’s contribution to equity income was $5.4 million lower than the prior year due primarily to an increase in allocated costs resulting from a new cost-sharing agreement between the joint venture and its partners. This agreement was finalized in our fiscal 2018 second quarter and required a retroactive adjustment back to January 1, 2017. The total additional allocations impacting WAVE’s equity contribution that have been recorded during the nine months ended February 28, 2018 was $6.3 million, of which $2.2 million related to the period from January 1, 2017 to May 31, 2017. This run rate is expected to decline 20%-30% once the sale of the international business closes later in calendar 2018. ArtiFlex’s equity income was $3.1 million lower than the comparable prior year period due primarily to a decline in its offload business. We received distributions of $61.6 million from our unconsolidated affiliates during the nine months ended February 28, 2018. For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Investments in Unconsolidated Affiliates” of this Quarterly Report on Form 10-Q.

•

Income tax expense decreased $41.5 million from the comparable period in the prior year due to (i) the impact of discrete items and a lower statutory income tax rate resulting from the TCJA enacted into federal law on December 22, 2017, (ii) lower earnings before income taxes, and (iii) a decrease in the favorable impact of other discrete items. Significant discrete items in the nine months ended February 28, 2018 associated with the TCJA included a provisional income tax benefit of $41.1 million for the re-measurement of deferred tax assets and liabilities and a provisional income tax expense of $6.8 million for the one-time mandatory deemed repatriation tax. The TCJA lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Due to the Company’s fiscal year, the Company’s 2018 U.S. federal blended statutory tax rate is approximately 29.2%. Other discrete items in the nine months ended February 28, 2018 decreased income tax expense by $7.2 million, including a net benefit of $3.8 million related to Amtrol and a $3.2 million benefit associated with share-based payment awards.Discrete items in the prior comparable period reduced income tax expense by $17.5 million. Income tax expense of $7.1 million for the nine months ended February 28, 2018 was calculated using an estimated annual effective rate of 10.3% versus 27.2% in the prior year comparable period. Refer to “Item 1. – Financial Statements –Notes to Consolidated Financial Statements – NOTE K – Income Taxes” of this Quarterly Report on Form 10-Q for more information on our tax rates.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Nine Months Ended February 28,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$1,600.0	100.0%	$1,492.7	100.0%	$107.3
Cost of goods sold	1,403.9	87.7%	1,267.8	84.9%	136.1

Gross margin	196.1	12.3%	224.9	15.1%	(28.8)
Selling, general and administrative expense	101.1	6.3%	107.1	7.2%	(6.0)
Restructuring and other expense (income), net	(10.1)	-0.6%	1.5	0.1%	(11.6)

Operating income	$105.1	6.6%	$116.3	7.8%	$(11.2)

Material cost	$1,124.9		$976.0		$148.9
Tons shipped (in thousands)	2,780		2,995		(215)

Net sales and operating highlights were as follows:

•

Net sales increased $107.3 million over the comparable period in the prior year driven by higher average direct selling prices, which increased net sales by $95.4 million, and higher direct volume, partially offset by lower toll volume due to declines at certain consolidated joint ventures. The mix of direct versus toll tons processed was 57% to 43% compared to 51% to 49% in the comparable period of fiscal 2017.

•

Operating income decreased $11.2 million from the comparable period in the prior year due to a lower spread between average selling prices and material costs, down approximately $27.6 million from the prior year when rising steel prices led to significant inventory holding gains. A net gain of $10.6 million related to the sale of the real estate of the Company’s former stainless steel business, PSM, partially offset the overall decline in operating income.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Nine Months Ended February 28,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$866.2	100.0%	$598.3	100.0%	$267.9
Cost of goods sold	671.9	77.6%	452.0	75.5%	219.9

Gross margin	194.3	22.4%	146.3	24.5%	48.0
Selling, general and administrative expense	138.3	16.0%	107.7	18.0%	30.6
Impairment of long-lived assets	1.0	0.1%	-	0.0%	1.0
Restructuring and other expense	2.3	0.3%	3.1	0.5%	(0.8)

Operating income	$52.7	6.1%	$35.5	5.9%	$17.2

Material cost	$383.5		$243.1		$140.4

Net sales by principal class of products:
Consumer products	$346.1		$232.6		$113.5
Industrial products	370.0		242.8		127.2
Alternative fuels	77.4		81.9		(4.5)
Oil & gas equipment	72.7		41.0		31.7

Total Pressure Cylinders	$866.2		$598.3		$267.9

Units shipped by principal class of products:
Consumer products	53,537,812		45,636,187		7,901,625
Industrial products	11,821,806		7,057,657		4,764,149
Alternative fuels	341,458		370,761		(29,303)
Oil & gas equipment	2,002		1,671		331

Total Pressure Cylinders	65,703,078		53,066,276		12,636,802

Net sales and operating highlights were as follows:

•

Net sales increased $267.9 million over the comparable period in the prior year. The increase was driven by the contribution from Amtrol, which totaled $191.0 million, and higher volumes across the legacy consumer and industrial products businesses and in the oil & gas equipment business, partially offset by lower volumes in the alternative fuels business. Volume for the legacy consumer and industrial products businesses was aided by significant demand as a result of hurricane relief efforts and a more severe winter in the current year as compared to prior year. Sales activity related to Amtrol is split between the consumer products and industrial products in the table above.

•

Operating income increased $17.2 million over the comparable period in the prior year driven by the contribution from Amtrol and improvements in the legacy consumer and industrial products businesses. Improvement in the oil & gas equipment business was largely offset by a decline in the alternative fuels business. Impairment and restructuring charges totaled $3.3 million and consisted of severance expense of $2.3 million related to corporate management and other positions at Amtrol that were eliminated and a $1.0 million impairment charge in the first quarter of fiscal 2018 related to the impairment of vacant land at the oil & gas equipment facility in Bremen, Ohio. Amtrol’s results included $2.6 million of additional expense within cost of goods sold for the write-up of inventory to fair value that was subsequently sold. The acquisition of Amtrol accounted for $27.2 million of the overall increase in SG&A expense over the prior year period.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods presented:

	Nine Months Ended February 28,
(In millions)	2018	% of Net sales	2017	% of Net sales	Increase/ (Decrease)
Net sales	$89.4	100.0%	$71.6	100.0%	$17.8
Cost of goods sold	82.6	92.4%	66.2	92.5%	16.4

Gross margin	6.8	7.6%	5.4	7.5%	1.4
Selling, general and administrative expense	12.9	14.4%	11.2	15.6%	1.7
Restructuring and other expense (income), net	(0.1)	-0.1%	1.4	2.0%	(1.5)

Operating loss	$(6.0)	-6.7%	$(7.2)	-10.1%	$1.2

Material cost	$42.1		$32.2		$9.9

Net sales and operating highlights were as follows:

•	Net sales increased $17.8 million over the comparable period in the prior year on higher volume.

•	Operating loss was reduced by $1.2 million to $6.0 million. The improvement was due to the favorable impact of higher volumes.

Other

The Other category includes the WEI operating segment, which does not meet the quantitative thresholds for separate disclosure. Certain income and expense items not allocated to our operating segments are also included in the Other category, including costs associated with our captive insurance company. The following table presents a summary of operating results for the Other category for the periods presented:

	Nine Months Ended February 28,
(In millions)	2018	% of Net sales	2017	% of Net sales	Increase/ (Decrease)
Net sales	$5.6	100.0%	$6.2	100.0%	$(0.6)
Cost of goods sold	2.9	51.8%	1.7	27.4%	1.2

Gross margin	2.7	48.2%	4.5	72.6%	(1.8)
Selling, general and administrative expense	9.7	173.2%	6.8	109.7%	2.9
Impairment of goodwill and long-lived assets	7.3	130.4%	-	0.0%	7.3
Restructuring and other expense	0.4	7.1%	-	0.0%	0.4

Operating loss	$(14.7)	-262.5%	$(2.3)	-37.1%	$(12.4)

Net sales and operating highlights were as follows:

•	Net sales decreased $0.6 million from the comparable period in the prior year on lower contributions from WEI.

•

Operating loss of $14.7 million in the current period was driven by lower earnings at WEI due to a $7.3 million charge for the impairment of goodwill and certain intangible assets and higher SG&A expense due to an increase in non-allocated corporate costs. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Impairment of Goodwill and Long- Lived Assets.”

Liquidity and Capital Resources

During the nine months ended February 28, 2018, we generated $202.6 million of cash from operating activities, invested $55.3 million in property, plant and equipment, spent $285.0 million on acquisitions and paid dividends of $38.8 million on our common shares. Additionally, we paid $159.9 million to repurchase 3,375,000 of our common shares. The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended February 28,
(in millions)	2018	2017
Net cash provided by operating activities	$202.6	$254.9
Net cash used by investing activities	(323.6)	(51.2)
Net cash used by financing activities	(9.7)	(60.6)

Increase (decrease) in cash and cash equivalents	(130.7)	143.1
Cash and cash equivalents at beginning of period	278.1	84.2

Cash and cash equivalents at end of period	$147.4	$227.3

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

Net cash provided by operating activities was $202.6 million during the nine months ended February 28, 2018 compared to $254.9 million in the comparable period of fiscal 2017. The decrease was driven primarily by lower distributions from unconsolidated joint ventures and changes in working capital.

Investing Activities

Net cash used by investing activities was $323.6 million during the nine months ended February 28, 2018 compared to $51.2 million in the prior year period. The increase from the prior year period was driven primarily by the acquisition of Amtrol on June 2, 2017, which reduced cash by $285.0 million, net of cash acquired. We also made capital expenditures of $55.3 million and received $16.7 million in proceeds from asset sales during the first nine months of fiscal 2018.

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

Financing Activities

Net cash used by financing activities was $9.7 million during the nine months ended February 28, 2018 compared to $60.6 million in the comparable prior year period. The decrease from the prior year period was driven primarily by the issuance of $200.0 million aggregate principal amount of senior unsecured notes on July 28, 2017, partially offset by share repurchases. During the first nine months of fiscal 2018, we paid $159.9 million to repurchase 3,375,000 of our common shares.

Long-term debt and short-term borrowings – As of February 28, 2018, we were in compliance with our short-term and long-term financial debt covenants. These debt agreements do not include credit rating triggers or material adverse change provisions. Our credit ratings at February 28, 2018 were unchanged from those reported as of May 31, 2017.

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

Common shares – The Board declared a quarterly dividend of $0.21 per common share for the first, second and third quarters of fiscal 2018 compared to $0.20 per common share for the first, second and third quarters of fiscal 2017. Dividends paid on our common shares totaled $38.8 million and $38.1 million during the nine months ended February 28, 2018 and 2017, respectively. On March 29, 2018, the Board declared a quarterly dividend of $0.21 per share payable on June 29, 2018, to shareholders of record on June 15, 2018.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of the Company’s outstanding common shares. A total of 9,328,855 common shares have been repurchased under this authorization, leaving 671,145 common shares available for repurchase. On September 27, 2017, the Board authorized the repurchase of up to an additional 6,828,855 of the Company’s common shares. The total number of common shares available for repurchase at February 28, 2018 is 7,500,000.

The common shares available for repurchase under the authorizations described above, may be purchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of February 28, 2018, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $8.6 million at February 28, 2018. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect this guidance will have on the presentation of our consolidated financial statements and related disclosures. The scoping and diagnostic phases of the implementation have been completed and reviews of the Company’s contracts are largely complete. We anticipate the timing or pattern of revenue recognition to change for certain revenue streams; however, we do not expect the impact of these changes to be material due to the short-term nature of the manufacturing cycle for these revenue streams. The Company will adopt this guidance on June 1, 2018 using the cumulative effect transition method. The Company will continue to monitor any modifications, clarifications, and interpretations by the FASB that may impact the Company’s conclusions.

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP. Among other changes, the new guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented. We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the new guidance on our ongoing financial reporting.

In June 2016, new accounting guidance was issued related to the measurement of credit losses on financial instruments. The new guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations; however, we do not expect the new guidance to have a material impact on our ongoing financial reporting.

In October 2016, amended accounting guidance was issued that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material impact on our consolidated financial position, results of operations and cash flows.

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

In March 2017, amended accounting guidance was issued that requires an employer to report the service cost component of pension and postretirement benefits in the same line as other current employee compensation costs. Additionally, other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside of income from operations. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is to be applied retrospectively for the presentation in the income statement and prospectively on and after the effective date for the capitalization of service cost. We do not expect the adoption of this amended guidance to have a material impact on our consolidated financial position, results of operations and cash flows.

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

In August 2017, amended accounting guidance was issued that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is to be applied using a modified retrospective transition approach for cash flow and net investment hedges existing at the date of adoption. The presentation and disclosure guidance is only required prospectively. Early adoption is permitted. We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

In February 2018, amended guidance was issued that would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA enacted by the U.S. government in December 2017. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.

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

During the fourth quarter of Fiscal 2017, an undiscounted cash flow analysis supported the valuation of the long-lived assets of the Company’s cryogenics joint venture in Turkey. There has been no significant change in the operations in Turkey that would suggest a change in the assumptions used in the undiscounted cash flow analysis is necessary. The Company continues to explore alternatives related to this business, which could lead to the need to write down those assets to fair value.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 28, 2018). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 28, 2018) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related actions on trade by the U.S. and foreign governments. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”). In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including steel. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, NAFTA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended February 28, 2018:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
December 1-31, 2017	-	$-	-	8,500,000
January 1-31, 2018	750,000	$48.04	750,000	7,750,000
February 1-28, 2018	250,000	$45.55	250,000	7,500,000

Total	1,000,000	$47.42	1,000,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On June 26, 2014, Worthington Industries, Inc. announced that on June 25, 2014, the Board of Directors of Worthington Industries, Inc. had authorized the repurchase of up to 10,000,000 of the outstanding common shares of Worthington Industries, Inc. A total of 9,328,855 common shares have been repurchased under this authorization, leaving 671,145 common shares available for repurchase. On September 27, 2017, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to an additional 6,828,855 of the outstanding common shares of Worthington Industries, Inc.. The total number of common shares available for repurchase at February 28, 2018 is 7,500,000.

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

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. –  Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 2, 2017, by and among Worthington Steel of Michigan, Inc., Worthington Rhode Island Corporation, New AMTROL Holdings, Inc. and Aqua Stockholder Representative, LLC, as Stockholder Representative (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated June 6, 2017 and filed with the SEC on the same date (SEC File No. 1-8399))†

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))

3.2	Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

4.1	Third Supplemental Indenture, dated as of July 28, 2017, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Worthington Industries, Inc., dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399))

4.2	Form of 4.300% Notes due 2032 (included in Exhibit 4.2 to the Current Report on Form 8-K of Worthington Industries, Inc., dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399) and incorporated herein by reference thereto)

4.3	Second Amended and Restated Credit Agreement, dated as of February 16, 2018, among Worthington Industries, Inc., as a Borrower; Worthington Industries International S.à r.l., as a Borrower; PNC Bank, National Association, as a Lender, the Swingline Lender, an Issuing Bank and Administrative Agent; JPMorgan Chase Bank, N.A., as a Lender and Syndication Agent; Bank of America, N.A.; Branch Banking and Trust Company; U.S. Bank National Association; Wells Fargo Bank, National Association; Fifth Third Bank; The Huntington National Bank; and The Northern Trust Company as Lenders; with Bank of America, N.A., Branch Banking and Trust Company, U.S. Bank National Association and Wells Fargo Bank, National Association serving as Co-Documentation Agents; and JPMorgan Chase Bank, N.A. and PNC Capital Markets LLC serving as Joint Bookrunners and Joint Lead Arrangers (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Worthington Industries, Inc., dated February 22, 2018 and filed with the SEC on the same date (SEC File No. 1-8399))

10.1	Amendment No. 18 to Receivables Purchase Agreement, dated as of January 16, 2018, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator *

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

†

The Disclosure Schedules and Exhibits referenced in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Worthington Industries, Inc. hereby undertakes to furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the Securities and Exchange Commission upon request.

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.

**	Furnished herewith.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets at February 28, 2018 and May 31, 2017;

(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2018 and 2017;

(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2018 and 2017;

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2018 and 2017; and

(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2018	By:	/s/ B. Andrew Rose
B. Andrew Rose,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)