Form 10-K
period 2018-05-31
WORTHINGTON INDUSTRIES INC
filed 2018-07-30
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______  to  _______

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

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates computed by reference to the closing price on the New York Stock Exchange on November 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,781,949,312.  For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  On July 24, 2018, the number of Common Shares issued and outstanding was 59,839,778.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 26, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

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

•	the expected sale of the WAVE international business;
•	projected capacity and the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expectations for generating improving and sustainable earnings, earnings potential, margins or shareholder value;
•	the expected impact of the provisions of the Tax Cuts and Jobs Act (the “TCJA”) on the Company;

•	effects of judicial rulings; and
•	other non-historical matters.

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
•

the impact of tariffs, the adoption of trade restrictions affecting our products or suppliers, a United States withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, and other changes in trade regulations;

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

•	the effect of healthcare laws in the United States and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results;
•	the actual impact on our business of the TCJA differing materially from our estimates;
•	cyber security risks;
•	the effects of privacy and information security laws and standards; and
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

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”).  Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products.  Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; steel and fiberglass tanks and processing equipment primarily for the oil and gas industry; cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; engineered cabs and operator stations and cab components; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings.

Worthington is headquartered at 200 Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 438-3210.  The common shares of Worthington Industries are traded on the New York Stock Exchange under the symbol WOR.

Worthington Industries maintains an Internet web site at www.worthingtonindustries.com.  This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ web site into this Annual Report on Form 10-K.  Worthington Industries’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Worthington Industries’ definitive annual meeting proxy materials filed pursuant to Section 14 of the Exchange Act, are available free of charge, on or through the Worthington Industries web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Segments

As of May 31, 2018, we, together with our unconsolidated affiliates, operated 85 manufacturing facilities in 25 states and 11 countries.  Thirty-six of these facilities are operated by wholly-owned and consolidated subsidiaries of the Company.  The remaining facilities are operated by our consolidated and unconsolidated joint ventures.

Our operations are managed principally on a products and services basis and are comprised of three primary operating segments which correspond with our reportable business segments: Steel Processing; Pressure Cylinders; and Engineered Cabs. The Steel Processing operating segment consists of the Worthington Steel business unit (“Worthington Steel”) which operates eight manufacturing facilities (seven of which we own); and three consolidated joint ventures: Spartan Steel Coating, LLC (“Spartan”), which operates a cold-rolled, hot-dipped galvanizing line in Monroe, Michigan; TWB Company, L.L.C. (“TWB”), which operates 10 laser welded blank facilities and is headquartered in Monroe, Michigan; and Worthington Specialty Processing (“WSP”), which processes wide-sheet steel for the auto industry and operates three facilities in Michigan.  The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”), which includes recently-acquired New AMTROL Holdings, Inc. and its subsidiaries (collectively “AMTROL”), and operates 24 manufacturing facilities. The Engineered Cabs operating segment consists of the Worthington Industries Engineered Cabs business unit (“Engineered Cabs”), which operates four manufacturing facilities.

Effective June 1, 2017, Worthington Steelpac Systems, LLC (“Packaging Solutions”), which designs and manufactures recyclable steel packaging solutions for the movement of products and operates one manufacturing facility, was realigned under the Engineered Cabs operating segment, moving from the Steel Processing operating segment. See the Recent Developments section below.

On June 2, 2017, we acquired AMTROL, which operates as part of the Pressure Cylinders operating segment.  See the Recent Developments section below.

We hold equity positions in 9 joint ventures, which are further discussed in the Joint Ventures section below.  Of these, Spartan, TWB and WSP are consolidated with their operating results reported within our Steel Processing operating segment.

During the fiscal year ended May 31, 2018 (“fiscal 2018”), the Steel Processing, Pressure Cylinders and Engineered Cabs operating segments served approximately 800, 4,500, and 65 customers, respectively, located primarily in the United States.  International operations accounted for approximately 9% of our consolidated net sales during fiscal 2018 and were comprised primarily of sales to customers in Europe.  No single customer accounted for over 10% of our consolidated net sales in fiscal 2018.

Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Segment Data” of this Annual Report on Form 10-K for a full description of our reportable business segments.

Recent Developments

Effective June 1, 2017, we made certain organizational changes impacting the internal reporting and management structure of Packaging Solutions.  As a result of these organizational changes, management responsibilities and internal reporting were realigned, moving Packaging Solutions from the Steel Processing reportable segment to the Engineered Cabs reportable segment, where we expect to achieve synergies in design engineering and manufacturing development.

On June 2, 2017, we acquired AMTROL, a leading manufacturer of pressure cylinders and water system tanks, which is part of our Pressure Cylinders reportable segment.  AMTROL has manufacturing facilities in Rhode Island, Kentucky and Maryland which also produce refrigerant gas cylinders and ASME code products for industrial and commercial applications.  Its Portuguese subsidiary, AMTROL-ALFA, is a leading European producer of LPG, refrigerant, industrial and specialty gas cylinders.  The aggregate merger consideration for AMTROL was approximately $291.9 million after closing adjustments.   A portion of the merger consideration was used to pay off certain indebtedness and other liabilities of AMTROL.

On November 20, 2017, we announced that our joint venture Worthington Armstrong Venture (“WAVE”) has agreed to sell its business and operations in Europe and Asia, to the Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  The WAVE businesses and operations in the Americas are not part of this transaction.  The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close before the end of calendar 2018.

On March 31, 2018, we sold a 65% stake in Worthington Energy Innovations, LLC (“WEI”) to its founder, Tom Kiser, who already owned 20% of the business. We now hold a 10% equity interest and will have a passive role in the business.

On May 23, 2018, we acquired the remaining 25% ownership interest in Turkey-based Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”), a manufacturer of cryogenic pressure vessels for LNG and other gas storage applications.  Management committed to a plan to sell this business in a non-cash transaction.  The net assets of Worthington Aritas are now classified as assets held for sale in our consolidated balance sheets.

Steel Processing

Our Steel Processing reportable segment consists of the Worthington Steel business unit, our consolidated joint ventures, Spartan, TWB and, beginning with the last quarter of fiscal 2016, WSP.  It also included Packaging Solutions through May 31, 2017.  For fiscal 2018, fiscal 2017 and fiscal 2016, the percentage of our consolidated net sales generated by the Steel Processing operating segment was approximately 63%, 69% and 65%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States.  It occupies a niche in the steel industry by focusing on products requiring exact specifications.  These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

As of May 31, 2018, the Steel Processing reportable segment, including Spartan, TWB, and WSP, operated 22 manufacturing facilities located in Ohio (5), Michigan (5), Mexico (5), Tennessee (2), Indiana (1), Alabama (1), Kentucky (1), New York (1), and Canada (1).

Our Steel Processing reportable segment serves approximately 800 customers, principally in the automotive, aerospace, agricultural, appliance, construction, container, hardware, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment markets.  The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  For fiscal 2018, Steel Processing’s top three customers represented approximately 32% of the operating segment’s total net sales.

Our Steel Processing reportable segment buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications.  Computer-aided processing capabilities include, among others:

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

Our Steel Processing reportable segment also toll processes steel for steel mills, large end-users, service centers and other processors.  Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.  Toll processing enhances Worthington Steel’s participation in the market for wide sheet steel and large standard orders, a market generally served by steel mills rather than by intermediate steel processors.

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

Effective in the first quarter of fiscal 2018, the operations of Packaging Solutions were realigned, moving from the Steel Processing reportable segment to the Engineered Cabs reportable segment.

Pressure Cylinders

The Pressure Cylinders reportable segment consists of the Worthington Cylinders business unit and Worthington Aritas.  Worthington Aritas is a manufacturer of cryogenic pressure vessels for LNG and other gas storage applications.  The percentage of our consolidated net sales generated by Pressure Cylinders was approximately 34%, 28% and 30% in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  We acquired AMTROL on June 2, 2017, which has been included in the Pressure Cylinders reportable segment since that date, and accounted for approximately 7% of the Company’s consolidated net sales in fiscal 2018.

Our Pressure Cylinders reportable segment manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, well water and expansion tanks, and oil and gas equipment along with various accessories and related products for diversified end-use market applications.  The following is a description of these markets:

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

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand held torches and accessories such as solder and brazing rods, Balloon Time® helium-filled balloon kits, well water tanks and expansion tanks. These products are sold primarily to mass merchandisers and distributors.

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

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment served approximately 4,500 customers during fiscal 2018.  No single customer represented greater than 10% of net sales for the Pressure Cylinders operating segment during fiscal 2018.

The Pressure Cylinders reportable segment, operates 24 manufacturing facilities located in Alabama, California, Kansas (2), Kentucky, Maryland, North Carolina, North Dakota, Ohio (6), Oklahoma, Rhode Island, Utah, Wisconsin, Austria, Poland (2), Portugal (2) and Turkey.

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

The Pressure Cylinders reportable segment uses the trade names “Worthington Cylinders”, “AMTROL” and “Alfa” to conduct business.

The Company uses the registered trademark “Balloon Time®” to market helium-filled balloon kits; the registered trademark “BERNZOMATIC®” to market certain fuel cylinders and hand held torches; the trademark “WORTHINGTON PRO-GRADE” to market certain LPG cylinders, hand torches and camping fuel cylinders; and the registered trademarks “MAP-PRO®” and “Pro-Max®” to market certain hand torch cylinders; “Therm-X-Trol®” and “Extrol®” to market thermal expansion tanks; “Well X Trol®”, “Champion®”, and “Wel-Flo and Design®” to market well tanks; and “Hydromax®” and “Boilermate®” to market indirect fired water heaters.

Engineered Cabs

The Engineered Cabs reportable segment consists of the Worthington Industries Engineered Cabs business unit and, effective June 1, 2017, our Packaging Solutions business.  For fiscal 2018, fiscal 2017 and fiscal 2016, the percentage of our consolidated net sales generated by the Engineered Cabs operating segment was approximately 3%, 3%, and 4%, respectively.

Engineered Cabs is headquartered in Columbus, Ohio and operates four manufacturing facilities, one each in Indiana, Ohio, South Dakota and Tennessee, which are located near key assembly locations of original equipment manufacturers.

Engineered Cabs is a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications and packaging for heavy mobile equipment used primarily in the agricultural, construction, forestry, military and mining industries.  Engineered Cabs’ product design, engineering support and broad manufacturing capabilities enable it to produce custom cabs and structures used in products ranging from small utility equipment to the large earthmovers.  Packaging Solutions designs and manufactures reusable custom steel platforms, racks and pallets for supporting, protecting and handling products throughout the shipping process.

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

Engineered Cabs produces products for approximately 100 different equipment platforms for approximately 65 customers. For fiscal 2018, Engineered Cabs’ top three customers represented approximately 55% of the operating segment’s total net sales.  Its production levels can range from small and medium production volumes through high volume productions.

Engineered Cabs competes with a limited number of non-captive producers of engineered cabs in the United States, although there are numerous other suppliers who can perform various functions supplied by the Company.  Some customers can also produce operator cabs in-house.  The Company’s competitive strengths include design and engineering capabilities as well as broad manufacturing capabilities, often providing a fully-integrated complete cab at a more effective cost than customers can produce in-house.  Competitive drivers are related to innovation, quality, delivery and service.

Key supplies for this operating segment include steel sheet and plate, stampings, steel tubing, hardware, controls, wiper systems, glazing materials (glass, polycarbonate), perishables (paint, urethane, caulk), electrical materials, HVAC systems and aesthetic materials (acoustical trim, plastics, foam), which are available from a variety of sources.

As noted above, effective June 1, 2017, the operations of Packaging Solutions were realigned, moving from the Steel Processing reportable segment to the Engineered Cabs reportable segment.  Packaging Solutions operates one facility in Indiana.

Segment Financial Data

Financial information for the reportable business segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note N – Segment Data”.

Financial Information About Geographic Areas

For fiscal 2018, our international operations represented 9% of our consolidated net sales, 6% of our net earnings attributable to controlling interest and 14% of our consolidated net assets.  During fiscal 2018, fiscal 2017 and fiscal 2016, we had consolidated operations in Austria, Canada, Mexico, Poland, Portugal, Turkey and the United States.  During these same three fiscal years, our unconsolidated joint ventures had operations in China, France, Mexico, the United Kingdom and the United States.  As noted in the Recent Developments section above, our joint venture WAVE has agreed to sell its business and operations in Europe and Asia.  The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close before the end of calendar 2018.  Summary information about our foreign operations, including net sales and fixed assets by geographic region, is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” and “Note N – Segment Data” of this Annual Report on Form 10-K.

Suppliers

The primary raw material purchased by Worthington is steel.  We purchase steel in large quantities at regular intervals from major primary producers of steel, both domestic and foreign.  The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered.  In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business.  During fiscal 2018, we purchased approximately 2.7 million tons of steel (73% hot-rolled, 12% cold-rolled and 15% galvanized) on a consolidated basis.

In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders.  The Pressure Cylinders and Engineering Cabs operating segments purchase steel to meet production schedules.  For certain raw materials, there are more limited suppliers -- for example, helium and zinc, which are generally purchased at market prices.  Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply.  Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices.  Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly).  During fiscal 2018, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Holding Corporation; ArcelorMittal; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc.; and United States Steel Corporation (“U.S. Steel”).  Major suppliers of aluminum to the Pressure Cylinders operating segment in fiscal 2018 were, in alphabetical order:  Arconic Inc.; DK Resources Limited; Geumsan Tech; Meyer Aluminum; Sapa Group and Shanghai Everskill.  Major suppliers of zinc to the Steel Processing operating segment in fiscal 2018 were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Glencore Ltd; and Teck Resources Limited.  Approximately 29.1 million pounds of zinc and 4.9 million pounds of aluminum were purchased in fiscal 2018.  We believe our supplier relationships are good.

Technical Services

We employ a staff of engineers and other technical personnel, and we maintain fully equipped laboratories to support operations.  These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products.  Technical Service personnel also work in conjunction with the sales force to specify components and materials required to fulfill customer needs.  Engineers at Engineered Cabs design cabs and cab manufacturing processes according to applicable industry standards. To provide these services, we maintain a continuing program of developmental engineering with respect to product characteristics and product performance under applicable operating conditions.  Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the United States Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO), ASTM International, and other customer and industry specific requirements.  An IASI (International Accreditations Service, Incorporated) accredited product material testing laboratory supports some of these efforts.

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

Employees

As of May 31, 2018, we had approximately 12,000 employees, including those employed by our unconsolidated joint ventures.  Approximately 9% of our consolidated labor force is represented by collective bargaining units.  Worthington believes it has good relationships with its employees, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, as of May 31, 2018, we participated in three consolidated and six unconsolidated joint ventures.

Consolidated

The results of the following three consolidated joint ventures have been consolidated with the financial results of the Company since the respective dates on which the Company acquired majority ownership or effective control.  The equity owned by the minority members is shown as noncontrolling interests on our consolidated balance sheets and their portions of net earnings are included as net earnings attributable to noncontrolling interests in our consolidated statements of earnings.  The financial results of all of our consolidated joint ventures are consolidated within the Steel Processing operating segment.

•

Spartan is a 52%-owned consolidated joint venture with AK Steel Corporation, located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry.

•

TWB Company, L.L.C. is a 55%-owned consolidated joint venture with a subsidiary of Baoshan Iron & Steel Co., Ltd. (“Bao”). It is a leading North American supplier of laser welded blanks, tailor welded aluminum blanks, laser welded coils and other laser welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars.  TWB operates facilities in Monroe, Michigan; Glasgow, Kentucky; Antioch and Smyrna, Tennessee; Puebla, Ramos Arizpe (Saltillo), Escobedo (Monterrey), Hermosillo and Silao, Mexico; and Cambridge, Ontario, Canada.

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

•

Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a 25%-owned joint venture with CWBS-MISA, Inc., is the industry leader in the manufacture and supply of light gauge steel framing products in the United States.  ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, shaft wall studs and track, vinyl and finishing products used primarily in residential and commercial construction.  This joint venture operates 14 manufacturing facilities, one each in Connecticut, Georgia, Hawaii, Illinois, Maryland and Missouri and two each in California, Ohio, Florida and Texas.

•	Samuel Steel Pickling Company (“Samuel”), a 31.25%-owned joint venture with Samuel Manu-Tech Pickling Inc., operates one steel pickling facility in Twinsburg, Ohio, and another in Cleveland, Ohio.
•

Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three facilities in Mexico, one each in Leon, Queretaro and Monterrey. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

•

WAVE, a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of Armstrong World Industries, Inc., is one of the two largest global manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets.  It competes with the one other global manufacturer and numerous regional manufacturers.  WAVE operates nine facilities in five countries: Santa Fe Springs, California; Alpharetta, Georgia; Aberdeen, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Qingpu, Shanghai, China; Team Valley, United Kingdom; Prouvy, France; and Marval, Pune, India.  As noted in the Recent Developments section above, our joint venture WAVE entered into an agreement to sell its business and operations in Europe and Asia.  The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close before the end of calendar 2018.

•

Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd., a 10%-owned unconsolidated joint venture with Nisshin Steel Co., Ltd. and Marubeni-Itochu Steel Inc., operates one steel processing facility in Pinghu City, Zhejiang, China.

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

Item 1A.  — Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted.  The following discussion, as well as other sections of this Annual Report on Form 10-K, including “PART II—Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks.  Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K.  The risks described below are not the only risks we face.  Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

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

Volatility in the prices of natural gas and/or oil may adversely affect the demand for products in our oil and gas equipment business.  Volatility or weakness in oil prices or natural gas prices, or the perception of future price weakness, affects the spending patterns of our customers within the oil and gas equipment business and the demand for our products.  This has resulted and may continue to result in the drilling of fewer wells and lower production spending on existing wells, lowering demand for our oil and gas equipment products and negatively impacting our results of operations and financial condition.  Likewise, recent downturns in the oil industry have limited, and may continue to limit, the number of vehicles changing from gasoline as a fuel to CNG, propane or alternative fuels which could negatively impact demand for our alternative fuel cylinders and systems.

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

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers.  Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

The costs of manufacturing our products and our ability to meet our customers’ demands could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.  If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum, zinc or helium, or other supplies is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events, those factors listed in the immediately preceding paragraph or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and this consolidation may continue.

An increase in the spread between the price of steel and steel scrap prices can have a negative impact on our margins.  No matter how efficient, our operations which use steel as a raw material, create some amount of scrap.  The expected price of scrap compared to the price of the steel raw material is generally factored into pricing.  Generally, as the price of steel increases, the price of scrap increases by a similar amount.  Recently, increases in scrap prices have not kept pace with the increases in the price of the steel raw material and when this occurs, it can have a negative impact on our margins.

Inventories

Our businesses could be harmed if we fail to maintain proper inventory levels. We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders for our Steel Processing operating segment, we anticipate and forecast customer demand for each of our operating segments. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if raw material prices have significantly decreased. For example, if steel prices decrease, we could be forced to use higher-priced steel then on hand to complete orders for which the selling price has decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages could result in unfilled orders, negatively impacting our customer relationships and resulting in lost revenues, which could harm our businesses and adversely affect our financial results.

Suppliers and Customers

The loss of significant volume from our key customers could adversely affect us. A significant loss of, or decrease in, business from any of our key customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. In addition, certain of our top customers may be able to exert pricing and other influences on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. We generally do not have long-term contracts with our customers. As a result, although our customers periodically provide notice of their future product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time.

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

Significant reductions in sales to any of the Detroit Three automakers, or to our automotive-related customers in general, could have a negative impact on our business. More than half of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and FCA US (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers could negatively impact our business. Since 2011, automobile producers have been taking steps toward complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America.  Certain automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models.

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

Sales conflicts with our customers and/or suppliers may adversely impact us. In some instances, we may compete with one or more of our customers and/or suppliers in pursuing the same business. In addition, in the Engineered Cabs business, our customers often have the option of producing certain cabs in-house instead of having them supplied by us or our competition and to the extent they elect to produce such cabs in-house, it could adversely affect our sales. Such conflicts may strain our relationships with the parties involved, which could adversely affect our future business with them.

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

Material Substitution

If steel prices increase compared to certain substitute materials, the demand for our products could be negatively impacted, which could have an adverse effect on our financial results.  In certain applications, steel competes with other materials, such as aluminum (particularly in the automobile industry), cement and wood (particularly in the construction industry), composites, glass and plastic. Prices of all of these materials fluctuate widely, and differences between the prices of these materials and the price of steel may adversely affect demand for our products and/or encourage material substitution, which could adversely affect the prices of and demand for steel products. The higher cost of steel relative to certain other materials may make material substitution more attractive for certain uses.

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

We depend on third parties for freight services, and increases in costs or the lack of availability of freight services can adversely affect our operations.  We rely primarily on third parties for transportation of our products as well as delivery of our raw materials, primarily by truck.  If, due to a lack of freight services, raw materials are not delivered to us in a timely manner, we may be unable to manufacture and deliver our products to meet customer demand.  Likewise, if due to a lack of freight service, we cannot deliver our products in a timely manner, it could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our results of operations. In addition, any increase in the cost of the transportation of raw materials or our products, as a result of increases in fuel or labor costs, higher demand for logistics services or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations. We are dependent upon information technology and networks in connection with a variety of business activities including the distribution of information internally and to our customers and suppliers. This information technology is subject to potential damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, and natural disasters.  We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations. In addition, security breaches of our information systems could result in unauthorized disclosure or destruction of confidential or proprietary information and/or loss of the functionality of our systems. Various measures have been implemented to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access to our information systems. While we undertake mitigating activities to counter these risks, a system failure could negatively impact our operations and financial results and cyber attacks could threaten the integrity of our trade secrets and sensitive intellectual property.

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

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.  Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Poland, Portugal and Turkey and joint venture facilities in Canada, China, France, India, Mexico and the United Kingdom, and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, global and regional economic conditions and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors may result in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the General Economic or Industry Downturns and Weakness risk factors herein for additional information concerning the impact of the global economic conditions and the volatility of capital and credit markets on our business.

Joint Ventures

A change in the relationship between the members of any of our joint ventures may have an adverse effect on that joint venture. We have been successful in the development and operation of various joint ventures, and our equity in net income from our joint ventures, particularly WAVE, has been important to our financial results. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a joint venture that adversely impacts the relationship between the joint venture members, it could adversely impact that joint venture. The other members in our joint ventures may also, as a result of financial or other reasons, be unable or unwilling to fulfill their obligations in the respective joint ventures. In addition, joint ventures necessarily involve special risks. Whether or not we hold a majority interest or maintain operational control in a joint venture, the other members in our joint ventures may have economic or business interests or goals that are inconsistent with our interests or goals. For example, the other members in our joint ventures may exercise veto rights to block actions that we believe to be in our best interests, may take action contrary to our policies or objectives with respect to our investments, or may be unable or unwilling to fulfill their obligations or commitments to the joint venture.

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

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.  Many of our operations are capital intensive. For the five-year period ended May 31, 2018, our total capital expenditures, including acquisitions and investment activity, were approximately $857.1 million. Additionally, as of May 31, 2018, we were obligated to make aggregate lease payments of $43.4 million under operating lease agreements. Our businesses also require expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing businesses. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Litigation

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our results of operations and liquidity in a particular period.  Our results of operations or liquidity in a particular period could be affected by an adverse ruling in any legal proceedings or investigations which may be pending against us or filed against us in the future. We are also subject to a variety of legal and compliance risks, including, without limitation, potential claims relating to product liability, product recall, privacy and information security, health and safety, environmental matters, intellectual property rights, taxes and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trading practices. While we believe that we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. An adverse ruling or settlement or an unfavorable change in laws, rules or regulations could have a material adverse effect on our results of operations or liquidity in a particular period.

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

In particular, while the passage of the Tax Cuts and Jobs Act (the “TCJA”) reduced our corporate tax rate, any future changes in tax legislation, including changing tax rates and tax base by U.S. states in implementation of the TCJA, or any guidance that may be issued in implementation of the TCJA and related legislation could have a significant impact, whether positive or negative, on our financial performance. We are continuing to review the components of the TCJA and evaluate its anticipated impact. In addition, the portions of the TCJA that transition the U.S. tax regime from a worldwide system to a modified territorial system provide for U.S. tax on certain types of foreign income may also cause tax increases on our foreign operations.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries.  Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Industries’ outstanding voting power. Approximately 30% of our outstanding common shares are beneficially owned, directly or indirectly, by John P. McConnell, our Chairman of the Board and Chief Executive Officer. As a result of his beneficial ownership of our common shares, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which our shareholders may vote.

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

The impact of U.S. health care laws could adversely affect our businesses. In the wake of the Patient Protection and Affordable Care Act (“Obamacare”), U.S. health care costs have increased. Many project that there will continue to be significant increases in health care costs which could adversely impact the U.S. economy and U.S. businesses. This could result in a decreased demand for our products, as well as an increase in expenditures for health care costs for our personnel, both of which would negatively impact our profits.  Congress has considered amending or replacing Obamacare, but it is uncertain if any changes or a replacement will be affected or what the impact of any such changes or replacement will be.

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our businesses and operations.  Our businesses depend on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service provides, which may be subject to global data privacy laws and cross-border transfer restrictions.  In particular, the European Union recently implemented the General Data Protection Regulation (“GDPR”), which contains numerous requirements that must be complied with in connection with how we handle personal data related to our European-based operations and employees. While we take steps to comply with these legal requirements, the volatility and changes to the applicability of those laws may impact our ability to effectively transfer data across borders in support of our business operations. Compliance with GDPR, or other regulatory standards, could also increase our cost of doing business and/or force us to change our business practices in a manner adverse to our businesses. In addition, violations of GDPR may result in significant fines, penalties and damage to our brands and businesses which could, individually or in the aggregate, materially harm our businesses and reputation.

Significant changes to the U.S. federal government’s trade policies, including new tariffs or the renegotiation or termination of existing trade agreements and/or treaties, may adversely affect our financial performance. The U.S. federal government has indicated its intention to alter U.S. international trade policy and to renegotiate or terminate certain existing trade agreements and treaties with foreign governments.  Most recently, the U.S. federal government has initiated re-negotiation of the North American Free Trade Agreement (“NAFTA”) with Mexico and Canada. While negotiations among these parties remain ongoing, the U.S. federal government’s potential decision to withdraw or materially modify NAFTA or other existing trade agreements or treaties may adversely impact our business, customers and/or suppliers by disrupting trade and commercial transactions and/or adversely affecting the U.S. economy or specific portions thereof.

Additionally, the U.S. federal government has imposed, and is considering imposing additional tariffs on certain foreign goods. For example, in March and again in May of 2018, the U.S. federal government imposed additional tariffs under Section 232 of the Trade Expansion Act of 1962, as amended, on certain steel products imported into the United States. Although the new steel tariffs may benefit portions of our business, these tariffs, as well as country-specific or product-specific exemptions, may also lead to retaliatory actions from foreign governments and/or modifications to the purchasing patterns of our customers that could adversely affect our business or the steel industry as a whole. In particular, certain foreign governments, including Canada, China and Mexico, as well as the European Union, have instituted or are considering imposing tariffs on certain U.S. goods. Restrictions on trade with foreign countries, imposition of customs duties or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our customers and to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof, potentially leading to negative effects on our business.

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

Impairment Charges

Weakness or instability in the general economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth.  We review the carrying value of our long-lived assets, excluding purchased goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount.  If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. For long-lived assets other than goodwill, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds fair value. Goodwill and intangible assets with indefinite lives are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. For goodwill and indefinite lived intangible assets, we test for impairment by completing what is referred to as the “Step 0” analysis which involves evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If our “Step 0” analysis indicates it is more likely than not that the fair value is less than the carrying amount, we would perform a quantitative impairment test. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Economic conditions remain fragile in some markets and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain of our business segments are adversely affected by challenging economic and financial conditions, we may be required to record future impairments, which would negatively impact our results of operations.

Item 1B.  — Unresolved Staff Comments

None.

Item 2.  — Properties.

General

Our principal corporate offices are located in an owned office building in Columbus, Ohio, which also houses the principal corporate offices of our Pressure Cylinders and Engineered Cabs operating segments. Our Steel Processing corporate offices are located in an office building next to the principal corporate offices where we lease office space.  We also own three facilities in Columbus, Ohio used for administrative and medical purposes. As of May 31, 2018, excluding our consolidated and unconsolidated joint ventures, we operated 36 manufacturing facilities and 12 warehouses.  Altogether, as of May 31, 2018, we owned or leased a total of approximately 10,800,000 square feet of space for our operations, of which approximately 9,600,000 square feet (10,400,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices.  Major leases contain renewal options for periods of up to 10 years.  For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note R – Operating Leases” of this Annual Report on Form 10-K.  We believe these facilities are well maintained and in good operating condition, and are sufficient to meet our current needs.

Steel Processing

As of May 31, 2018, our wholly-owned operations within the Steel Processing operating segment operated a total of eight manufacturing facilities, seven of which are owned by the Company, and one which is leased.  These facilities are located in Alabama, New York, Indiana, and Ohio (5).  As of May 31, 2018, this operating segment also owned one warehouse in Ohio and one warehouse in South Carolina.  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

As of May 31, 2018, our wholly-owned operations within the Pressure Cylinders operating segment operated a total of 24 manufacturing facilities, 21 of which are owned by the Company and three of which are leased.  These facilities are located in Alabama, California, Kansas (2), Kentucky, Maryland, North Carolina, North Dakota, Ohio (6), Oklahoma, Rhode Island, Utah, Wisconsin, Austria, Poland (2), Portugal (2) and Turkey.  As of May 31, 2018, Pressure Cylinders also operated two owned warehouses, one each in Austria and Poland, and five leased warehouses, one each in Ohio, Rhode Island, and Kentucky, and two in Portugal.  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Engineered Cabs

As of May 31, 2018, Engineered Cabs operated four manufacturing facilities, two owned by the Company, which are located in South Dakota and Tennessee, and two leased by the Company, which are located in Indiana and Ohio.  As of May 31, 2018, this operating segment also had three leased warehouses, which are located in South Dakota (2) and Tennessee.  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Other

The Company also owns a manufacturing facility in Wooster, Ohio, that is subject to a lease agreement with our automotive body panels joint venture, ArtiFlex.

Joint Ventures

As outlined below, our consolidated and unconsolidated joint ventures operate a total of 49 manufacturing facilities.

Consolidated

•	Spartan owns and operates one manufacturing facility in Monroe, Michigan.
•	TWB operates ten manufacturing facilities, one owned facility located in Monroe, Michigan, and nine leased facilities located in Kentucky, Tennessee (2), Canada, and Mexico (5).
•	WSP owns and operates three steel processing facilities located in Michigan.

Unconsolidated

•	ArtiFlex operates six manufacturing facilities, four of which are owned. These facilities are located in Kentucky (1), Michigan (3), and Ohio (2).
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
•

WAVE operates nine manufacturing facilities in five countries, five of which are located in the United States, including one owned facility each in Michigan and Nevada, and one leased facility each in California, Georgia and Maryland.  The foreign facilities include one owned facility each in China, France and India, and one leased facility in the United Kingdom.  WAVE entered into an agreement to sell its operations in Europe and Asia.

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

Item 4.  — Mine Safety Disclosures

Not Applicable

Supplemental Item — Executive Officers of the Registrant

The following table lists the names, positions held and ages of the individuals serving as executive officers of the Registrant as of July 24, 2018.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	64	Chairman of the Board and Chief Executive Officer; a Director	1996
Mark A. Russell	55	President and Chief Operating Officer	2012
B. Andrew Rose	48	Executive Vice President and Chief Financial Officer	2014
Dale T. Brinkman	65	Vice President-Administration, General Counsel and Secretary	2000
Terrance M. Dyer	51	Vice President-Human Resources	2012
Geoffrey G. Gilmore	46	President-Worthington Cylinder Corporation	2016
John G. Lamprinakos	60	President-The Worthington Steel Company	2016
Catherine M. Lyttle	59	Vice President-Communications and Investor Relations	2009
Richard G. Welch	60	Corporate Controller	2000
Virgil L. Winland	70	Senior Vice President-Manufacturing	2001

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

B. Andrew ‘Andy’ Rose has served as Executive Vice President of Worthington Industries since July 2014 and as Chief Financial Officer of Worthington Industries since December 2008.  From December 2008 to July 2014, Mr. Rose also served as Vice President of Worthington Industries.  From 2007 to 2008, he served as a senior investment professional with MCG Capital Corporation, a publicly-traded company specializing in debt and equity investments in middle market companies; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs.

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since December 1998 and as Worthington Industries’ General Counsel since September 1982.  He has been Secretary of Worthington Industries since September 2000 and served as Assistant Secretary of Worthington Industries from September 1982 to September 2000.

Terrance M. Dyer has served as Vice President-Human Resources of Worthington Industries since June 2012.  From October 2009 to June 2012, he served as the Vice President-Human Resources for our WAVE joint venture in Malvern, Pennsylvania. Prior to serving as Vice President-Human Resources for WAVE, Mr. Dyer spent five years in various human resources roles of increasing responsibility at Armstrong World Industries, Inc.

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

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol "WOR" and are listed in most newspapers as "WorthgtnInd."  As of July 24, 2018, Worthington Industries had 5,233 registered shareholders.  The following table sets forth (i) the low and high closing prices and the closing price per share for Worthington Industries’ common shares for each quarter of fiscal 2018 and fiscal 2017, and (ii) the cash dividends per share declared on Worthington Industries’ common shares for each quarter of fiscal 2018 and fiscal 2017.

				Cash
	Market Price			Dividends
	Low	High	Closing	Declared
Fiscal 2018
Quarter Ended
August 31, 2017	$41.99	$53.14	$49.96	$0.21
November 30, 2017	$39.65	$52.11	$41.60	$0.21
February 28, 2018	$41.22	$49.53	$44.24	$0.21
May 31, 2018	$39.80	$48.26	$47.95	$0.21

Fiscal 2017
Quarter Ended
August 31, 2016	$36.26	$45.47	$42.90	$0.20
November 30, 2016	$39.75	$62.35	$56.28	$0.20
February 28, 2017	$46.12	$58.85	$49.05	$0.20
May 31, 2017	$41.18	$51.96	$41.97	$0.20

Dividends are declared at the discretion of Worthington Industries’ Board of Directors (the “Board”).  The Board declared quarterly dividends of $0.21 per common share in fiscal 2018 and of $0.20 per common share in fiscal 2017.  On June 27, 2018, the Board declared a quarterly dividend of $0.23 per common share for the first quarter of fiscal 2019, an increase of $0.02 per share over the dividend declared for the fourth quarter of fiscal 2018.  This dividend is payable on September 28, 2018, to shareholders of record on September 14, 2018.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index.  The graph assumes that $100 was invested at May 31, 2013, in Worthington Industries’ common shares and each index.

	5/13	5/14	5/15	5/16	5/17	5/18
Worthington Industries, Inc.	$100.00	$118.61	$81.70	$115.23	$131.72	$153.26
S&P Midcap 400 Index	$100.00	$118.04	$132.54	$131.98	$154.63	$177.61
S&P 1500 Steel Composite Index	$100.00	$119.49	$107.47	$101.36	$124.36	$163.28

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2018, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index.  The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries.  At May 31, 2018, the S&P 1500 Steel Composite Index included 13 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices:  AK Steel Holding Corporation; Allegheny Technologies, Inc.; Carpenter Technology Corporation; Commercial Metals Company; Haynes International, Inc.; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; SunCoke Energy, Inc.; TimkenSteel Corporation; United States Steel Corporation; and Worthington Industries, Inc.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended May 31, 2018:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
March 1-31, 2018	-	$-	-	7,500,000
April 1-30, 2018 (2)	953,270	$44.33	950,000	6,550,000
May 1-31, 2018 (2)	53,160	$44.36	50,000	6,500,000
Total	1,006,430	$44.33	1,000,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization then in effect.  On June 26, 2014, Worthington Industries, Inc. announced that on June 25, 2014, the Board had authorized the repurchase of up to 10,000,000 of the outstanding common shares of Worthington Industries, Inc. As of the end of the month of April, 2018 a total of 10,000,000 common shares had been repurchased under this authorization and no further purchases may be made under this authorization. On September 27, 2017, the Board authorized the repurchase of up to an additional 6,828,855 of common shares.  The total number of common shares available for repurchase at May 31, 2018 was 6,500,000.

The common shares available for repurchase under the authorization currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors.  Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 6,430 common shares surrendered by employees in the period from April 1, 2018 through May 31, 2018 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorizations in effect during fiscal 2018 and discussed in footnote (1) above.

Item 6. – Selected Financial Data

	Fiscal Years Ended May 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
FINANCIAL RESULTS
Net sales	$3,581,620	$3,014,108	$2,819,714	$3,384,234	$3,126,426
Cost of goods sold	3,018,763	2,478,203	2,367,121	2,920,701	2,633,907
Gross margin	562,857	535,905	452,593	463,533	492,519
Selling, general and administrative expense	367,460	316,373	297,402	295,920	300,396
Impairment of goodwill and long-lived assets	61,208	-	25,962	100,129	58,246
Restructuring and other expense (income), net	(7,421)	6,411	7,177	6,927	(1,876)
Operating income	141,610	213,121	122,052	60,557	135,753
Miscellaneous income, net	2,996	3,764	11,267	795	16,963
Interest expense	(38,675)	(29,796)	(31,670)	(35,800)	(26,671)
Equity in net income of unconsolidated affiliates	103,139	110,038	114,966	87,476	91,456
Earnings before income taxes	209,070	297,127	216,615	113,028	217,501
Income tax expense	8,220	79,190	58,987	25,772	57,349
Net earnings	200,850	217,937	157,628	87,256	160,152
Net earnings attributable to noncontrolling interests	6,056	13,422	13,913	10,471	8,852
Net earnings attributable to controlling interest	$194,794	$204,515	$143,715	$76,785	$151,300
Earnings per share - diluted:
Net earnings per share attributable to controlling interest	$3.09	$3.15	$2.22	$1.12	$2.11
Depreciation and amortization	$103,359	$86,793	$84,699	$85,089	$79,730
Capital expenditures (including acquisitions and investments)	358,716	68,386	136,837	210,346	82,855
Cash dividends declared	51,772	51,448	47,949	48,303	41,816
Per common share	$0.84	$0.80	$0.76	$0.72	$0.60
Average common shares outstanding - diluted	63,042	64,874	64,755	68,483	71,664
FINANCIAL POSITION
Total current assets	$1,241,122	$1,190,969	$915,115	$991,848	$1,198,550
Total current liabilities	646,895	520,783	430,078	524,392	589,635
Working capital	$594,227	$670,186	$485,037	$467,456	$608,915
Total property, plant and equipment, net	$584,970	$570,489	$582,838	$513,190	$498,861
Total assets	2,621,787	2,325,344	2,061,264	2,082,305	2,293,578
Total debt	750,368	578,610	581,004	667,905	663,521
Total shareholders' equity - controlling interest	918,769	951,635	793,371	749,112	850,812
Per share	$15.60	$15.15	$12.89	$11.68	$12.62
Common shares outstanding	58,877	62,802	61,534	64,141	67,408

The acquisition of the assets of AMTROL has been reflected since June 2017.  The operations of Worthington Energy Innovations, LLC (“WEI”) have been excluded since the disposal of a 65% stake of the Company in WEI in March 2018.  Worthington Specialty Processing has been reflected since March 2016 when the Company obtained effective control of this joint venture. The acquisition of the assets of NetBraze, LLC has been reflected since January 2016. The acquisition of the assets of the CryoScience business of Taylor Wharton has been reflected since December 2015. Our aluminum high-pressure cylinder business has been excluded since its disposal in May 2015. The Advanced Component Technologies, Inc. business has been excluded since its disposal in January 2015. The acquisition of the assets of Rome Strip Steel Company, Inc. has been reflected since January 2015. The operations of dHybrid Systems, LLC have been reflected since October 2014. The acquisition of the assets of Midstream Equipment Fabrication LLC has been reflected since August 2014.  The acquisition of the assets of James Russell Engineering Works, Inc. has been reflected since July 2014. The operations of the tank manufacturing division of Steffes Corporation have been reflected since their acquisition in March 2014. The operations of Worthington Arıtaş Basınçlı Kaplar Sanayi have been reflected since January 2014.  Our small and medium steel high pressure industrial gas and acetylene cylinders business in North America has been excluded from consolidated operating results since its disposal in November 2013.  TWB Company, L.LC. has been reflected since July 2013 when we acquired an additional 10% ownership interest bringing our total to 55%.

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

Introduction

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”).  Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products.  Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; steel and fiberglass tanks and processing equipment primarily for the oil and gas industry; cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; engineered cabs and operator stations and cab components; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings.  Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2018, excluding our joint ventures, we operated 36 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs.

We also held equity positions in nine joint ventures, which operated 49 manufacturing facilities worldwide, as of May 31, 2018.  Three of these joint ventures are consolidated within Steel Processing with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining six of these joint ventures are unconsolidated and accounted for using the equity method.

Overview

The Company delivered overall sales growth of 19% for fiscal 2018 compared to fiscal 2017, driven by the June 2, 2017, acquisition of New AMTROL Holdings, Inc. and its subsidiaries (collectively “AMTROL”). Also contributing to sales growth were higher average direct selling prices in Steel Processing and higher volumes in the consumer and industrial products businesses within Pressure Cylinders.  Operating results were mixed, as contributions from AMTROL and near record performance in the consumer and industrial products businesses in Pressure Cylinders were more than offset by an overall decline in earnings at Steel Processing and significant impairment charges related to plans to sell the Company’s cryogenics business in Turkey and certain oil & gas asset groups within Pressure Cylinders.  Lower direct spreads and lower tolling volumes weighed on Steel Processing’s results, offsetting the favorable impact of inventory holding gains resulting from rising steel prices.  Equity in net income of unconsolidated affiliates (“equity income”) decreased from fiscal 2017 as higher steel prices compressed margins at our Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) joint venture, and additional allocations resulting from a new cost sharing agreement between its owners were absorbed by WAVE.  The enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) also had a significant favorable impact on net income.  As a result of the TCJA, the Company elected to pass on a portion of the expected cash savings resulting from the lower statutory federal corporate income tax rate in the form of a one-time bonus to non-executive employees, which reduced pre-tax earnings by $5.5 million in the fourth quarter of fiscal 2018. See Recent Business Developments for further discussion of these and other factors affecting the Company’s results.

Recent Business Developments

•

Effective June 1, 2017, the Company made certain organizational changes impacting the internal reporting and management structure of Worthington Steelpac Systems, LLC (“Packaging Solutions”).  As a result of these organizational changes, management responsibilities and internal reporting were realigned, moving Packaging Solutions from the Steel Processing operating segment to the Engineered Cabs operating segment.  Previously reported segment results have not been restated to conform to this new presentation and are immaterial for all periods presented.

•

On June 2, 2017, the Company acquired AMTROL, a leading manufacturer of pressure cylinders and water system tanks with operations in the U.S. and Europe.  The total purchase price was approximately $291.9 million after adjusting for excess working capital, and was funded primarily by cash on hand.  The net assets became part of the Pressure Cylinders operating segment at closing, with the well water and expansion tank operations aligning under the consumer products business and the refrigerant, liquid propane and industrial and specialty gas operations aligning under the industrial products business.

•

On July 28, 2017, Worthington Industries completed the public offering of $200.0 million aggregate principal amount of senior unsecured notes.  The notes bear interest at a rate of 4.300% and mature on August 1, 2032.

•

On September 27, 2017, the Board of Directors of Worthington Industries (the “Board”) authorized the repurchase of up to an additional 6,828,855 of Worthington Industries’ common shares.  During fiscal 2018, the Company repurchased a total of 4,375,000 common shares for $204.3 million at an average price of $46.69 per share.  The total number of common shares available for repurchase at May 31, 2018 was 6,500,000.

•

On November 20, 2017, the Company announced that its Worthington Armstrong Venture (“WAVE”) joint venture had agreed to sell its international operations to the Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  The Company expects to receive proceeds of approximately $45 million for its 50% share of the WAVE operations being sold.  The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close before the end of calendar 2018.

•

On December 22, 2017, the TCJA was enacted into law.  Among other things, the TCJA lowered the U.S. corporate federal corporate income tax rate from 35% to 21% effective January 1, 2018.  Our best estimate of the Company’s ongoing effective income tax rate as a result of the tax reform legislation is 24% beginning in fiscal 2019.  Results for the full fiscal year ended May 31, 2018 reflected only five months of the lower rate. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Income Taxes” of this Annual Report on Form 10-K.

•

On January 16, 2018, the Company amended its accounts receivable securitization facility (the “AR Facility”), reducing the borrowing capacity from $100.0 million to $50.0 million and extending the maturity to January 2019.

•	On February 16, 2018, the Company amended its revolving credit facility, extending the maturity by three years to February 2023. Borrowing capacity remained unchanged at $500.0 million.
•

During the fourth quarter of fiscal 2018, management committed to plans to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment assets within Pressure Cylinders.  As all of the criteria for classification as assets held for sale were met in both instances, the net assets of each asset group have been presented separately as assets held for sale in our consolidated balance sheets.

•

On June 27, 2018, the Board declared a quarterly dividend of $0.23 per share, an increase of $0.02 per share from the previous quarterly rate.  The dividend is payable on September 28, 2018 to shareholders of record on September 14, 2018.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of our net sales by end market for fiscal 2018 and fiscal 2017 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 59% of the net sales of our Steel Processing operating segment are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive end market.

Approximately 13% of the net sales of our Steel Processing operating segment and 41% of the net sales of our Engineered Cabs operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 28% and 59% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
U.S. GDP (% growth year-over-year) [1]	2.5%	1.6%	1.9%	0.9%	-0.3%
Hot-Rolled Steel ($ per ton) [2]	$687	$593	$437	$94	$156
Detroit Three Auto Build (000's vehicles) [3]	8,577	9,216	9,296	(639)	(80)
No. America Auto Build (000's vehicles) [3]	16,996	18,329	18,181	(1,333)	148
Zinc ($ per pound) [4]	$1.42	$1.13	$0.80	$0.29	$0.33
Natural Gas ($ per mcf) [5]	$2.89	$3.01	$2.31	$(0.12)	$0.70
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.87	$2.58	$2.40	$0.29	$0.18
Crude Oil - WTI ($ per barrel) [6]	$56.75	$48.80	$42.67	$7.95	$6.13

[1]

2017/2016 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average   [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

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

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results.  When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results.  On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.  The rapid rise in steel prices experienced during the fourth quarter of fiscal 2018 is expected to continue to result in inventory holding gains in the first quarter of fiscal 2019.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2018, fiscal 2017 and fiscal 2016:

	Fiscal Year
(Dollars per ton [1] )	2018	2017	2016
1st Quarter	$604	$617	$461
2nd Quarter	$608	$511	$419
3rd Quarter	$674	$608	$381
4th Quarter	$860	$636	$486
Annual Avg.	$687	$593	$437

[1]	CRU Hot-Rolled Index

No single customer accounted for more than 10% of our consolidated net sales during fiscal 2018.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During fiscal 2018, vehicle production for the Detroit Three automakers was off 7% from the record levels achieved in fiscal 2017, while North American vehicle production as a whole was also down 7%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2018 Compared to Fiscal 2017

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$3,581.6	100.0%	$3,014.1	100.0%	$567.5
Cost of goods sold	3,018.7	84.3%	2,478.2	82.2%	540.5
Gross margin	562.9	15.7%	535.9	17.8%	27.0
Selling, general and administrative expense	367.5	10.3%	316.4	10.5%	51.1
Impairment of goodwill and long-lived assets	61.2	1.7%	-	0.0%	61.2
Restructuring and other expense (income), net	(7.4)	-0.2%	6.4	0.2%	(13.8)
Operating income	141.6	4.0%	213.1	7.1%	(71.5)
Miscellaneous income	3.1	0.1%	3.8	0.1%	(0.7)
Interest expense	(38.7)	-1.1%	(29.8)	-1.0%	8.9
Equity in net income of unconsolidated affiliates	103.1	2.9%	110.0	3.6%	(6.9)
Income tax expense	(8.2)	-0.2%	(79.2)	-2.6%	(71.0)
Net earnings	200.9	5.6%	217.9	7.2%	(17.0)
Net earnings attributable to noncontrolling interests	6.1	0.2%	13.4	0.4%	(7.3)
Net earnings attributable to controlling interest	$194.8	5.4%	$204.5	6.8%	$(9.7)

Equity income by unconsolidated affiliate
WAVE	$77.5		$78.3		$(0.8)
ClarkDietrich	9.8		17.3		(7.5)
Serviacero Worthington	8.8		7.2		1.6
ArtiFlex	4.9		7.0		(2.1)
Other	2.1		0.2		1.9
Total	$103.1		$110.0		$(6.9)

Fiscal 2018 net earnings attributable to controlling interest decreased $9.7 million from fiscal 2017.  Net sales and operating highlights were as follows:

•

Net sales increased $567.5 million over fiscal 2017. The AMTROL acquisition was the largest driver of the increase, contributing net sales of $265.2 million.  The remaining increase in net sales was driven by higher average direct selling prices in Steel Processing and higher overall volumes in Pressure Cylinders, partially offset by lower tolling volume at certain consolidated joint ventures.

•

Gross margin increased $27.0 million over fiscal 2017. Pressure Cylinders drove the increase, up $65.1 million, on contributions from AMTROL and higher volumes in the consumer and industrial products businesses.  Lower direct spreads and lower tolling volume at Steel Processing partially offset the overall increase in gross margin.

•

SG&A expense increased $51.1 million over fiscal 2017.  The increase was driven primarily by the AMTROL acquisition, which added $36.9 million to SG&A expense in fiscal 2018.  Overall, SG&A expense was 10.3% of consolidated net sales in fiscal 2018 compared to 10.5% in the prior fiscal year.

•

Impairment charges totaled $61.2 million, of which $52.9 million related to plans to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment asset groups within Pressure Cylinders.  For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

•

Restructuring and other income, net totaled $7.4 million in fiscal 2018 driven by a net gain of $10.6 million related to the sale of the legacy real estate of the Company’s former stainless steel business, Precision Specialty Metals, Inc. (“PSM”), partially offset by severance expense of $2.4 million at Pressure Cylinders related to corporate management and other positions at AMTROL that were eliminated. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Restructuring and Other Expense (Income), Net” of this Annual Report on Form 10-K.

•

Interest expense increased $8.9 million over fiscal 2017.  The increase was primarily due to the issuance of $200.0 million of aggregate principal amount of senior unsecured notes due August 1, 2032.  For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K.

•

Equity income decreased $6.9 million from fiscal 2017 to $103.1 million. The decrease was driven by lower contributions from ClarkDietrich, down $7.5 million as rising steel prices compressed margins. WAVE was down slightly despite strong volumes as a new cost-sharing agreement between the joint venture and its owners resulted in $7.6 million of additional allocations. This run rate is expected to decline 20%-30% upon the sale of the WAVE international business which is expected to close before the end of calendar 2018.  We received distributions of $89.8 million from our unconsolidated affiliates during fiscal 2018. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense decreased $71.0 million from fiscal 2017 due to (i) a $38.2 million net income tax benefit from re-measuring the deferred tax balances as a result of the enactment of the TCJA, (ii) a $22.1 million tax benefit associated with the impairment charges recorded for Worthington Aritas, (iii) a lower statutory federal corporate income tax rate, and (iv) lower earnings before income taxes.  These favorable reductions were partially offset by a $12.2 million lower benefit in the current year associated with share-based payment awards, and a $6.9 million one-time mandatory deemed repatriation tax associated with the TCJA.  The TCJA lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, which due to the Company’s fiscal year, lowered the Company’s fiscal 2018 U.S. federal blended statutory corporate income tax rate to approximately 29.2%.  However, due to the factors mentioned above, the fiscal 2018 income tax expense reflects an effective tax rate attributable to controlling interest of 4.0% vs. 27.9% in fiscal 2017. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Income Taxes” of this Annual Report on Form 10-K.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$2,252.8	100.0%	$2,074.8	100.0%	$178.0
Cost of goods sold	1,968.3	87.4%	1,757.0	84.7%	211.3
Gross margin	284.5	12.6%	317.8	15.3%	(33.3)
Selling, general and administrative expense	141.9	6.3%	145.5	7.0%	(3.6)
Restructuring and other expense (income), net	(10.1)	-0.4%	1.8	0.1%	(11.9)
Operating income	$152.7	6.8%	$170.5	8.2%	$(17.8)

Material cost	$1,585.5		$1,364.5		$221.0
Tons shipped (in thousands)	3,820		4,070		(250)

Net sales and operating highlights were as follows:

•

Net sales increased $178.0 million over fiscal 2017 driven by higher average direct selling prices, which increased net sales by $147.6 million, and higher direct volume, partially offset by lower tolling volume due to declines at certain consolidated joint ventures. The mix of direct tons versus toll tons processed was 57% to 43% compared to 52% to 48% in fiscal 2017.

•

Operating income decreased $17.8 million from fiscal 2017 as the combined impact of lower direct spreads and lower tolling volume more than offset the improvement in the volume of direct shipments. Unfavorable changes in product mix also contributed to the margin compression. A net restructuring gain of $10.6 million related to the sale of the real estate of the Company’s former stainless steel business, PSM, partially offset the overall decline in operating income.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$1,206.2	100.0%	$829.8	100.0%	$376.4
Cost of goods sold	936.7	77.7%	625.5	75.4%	311.2
Gross margin	269.5	22.3%	204.3	24.6%	65.2
Selling, general and administrative expense	189.8	15.7%	146.8	17.7%	43.0
Impairment of goodwill and long-lived assets	53.9	4.5%	-	0.0%	53.9
Restructuring and other expense, net	2.4	0.2%	3.4	0.4%	(1.0)
Operating income	$23.4	1.9%	$54.1	6.5%	$(30.7)

Material cost	$534.9		$338.4		$196.5

Net sales by principal class of products:
Consumer products	$471.2		$315.0		$156.2
Industrial products	526.0		341.2		184.8
Alternative fuels	109.6		111.3		(1.7)
Oil & gas equipment	99.4		62.3		37.1
Total Pressure Cylinders	$1,206.2		$829.8		$376.4

Units shipped by principal class of products:
Consumer products	72,641,033		60,665,420		11,975,613
Industrial products	17,058,745		10,155,628		6,903,117
Alternative fuels	471,653		512,257		(40,604)
Oil & gas equipment	2,703		2,308		395
Total Pressure Cylinders	90,174,134		71,335,613		18,838,521

Net sales and operating highlights were as follows:

•

Net sales increased $376.4 million over fiscal 2017. AMTROL was the largest driver of the increase, contributing net sales of $265.2 million.  Strong demand in the legacy consumer and industrial products businesses and improvement at the oil & gas equipment business accounted for the balance of the increase. Sales activity related to AMTROL is split between consumer products and industrial products in the table above.

•

Operating income decreased $30.7 million from fiscal 2017 as impairment charges negatively impacted results by $53.9 million. Contributions from AMTROL and improvements in the legacy consumer and industrial products businesses helped drive the increase in operating income, excluding the impairment charges.  Improvement in the oil & gas equipment business was largely offset by a decline in the alternative fuels business.  Fiscal 2018 impairment charges related primarily to plans to sell the Company’s cryogenics business in Turkey and certain underperforming asset groups in the oil & gas equipment business.  For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$116.6	100.0%	$101.4	100.0%	$15.2
Cost of goods sold	110.9	95.1%	92.5	91.2%	18.4
Gross margin	5.7	4.9%	8.9	8.8%	(3.2)
Selling, general and administrative expense	17.1	14.7%	15.4	15.2%	1.7
Restructuring and other expense (income), net	(0.1)	-0.1%	1.2	1.2%	(1.3)
Operating loss	$(11.3)	-9.7%	$(7.7)	-7.6%	$(3.6)

Material cost	$55.2		$46.1		$9.1

Net sales and operating highlights were as follows:

•	Net sales increased $15.2 million over fiscal 2017 on higher volume.
•	Operating loss of $11.3 million was $3.6 million higher than fiscal 2017 due to higher labor and conversion costs and unfavorable margins.

Other

The Other category includes certain income and expense items not allocated to our operating segments, including costs associated with our captive insurance company.  The Other category also includes the results of our former Worthington Energy Innovations (“WEI”) operating segment, on a historical basis, through March 31, 2018.  The following table presents a summary of operating results for the Other category for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$6.0	100.0%	$8.0	100.0%	$(2.0)
Cost of goods sold	2.8	46.7%	3.2	40.0%	(0.4)
Gross margin	3.2	53.3%	4.8	60.0%	(1.6)
Selling, general and administrative expense	18.7	311.7%	8.6	107.5%	10.1
Impairment of goodwill and long-lived assets	7.3	121.7%	-	0.0%	7.3
Restructuring and other expense	0.4	6.7%	-	0.0%	0.4
Operating loss	$(23.2)	-386.7%	$(3.8)	-47.5%	$(19.4)

Net sales and operating highlights were as follows:

•	Net sales decreased $2.0 million from fiscal 2017 due to the sale of WEI effective March 31, 2018.
•

Operating loss of $23.2 million in fiscal 2018 was driven by lower earnings at WEI due to a $7.3 million charge for the impairment of goodwill and certain intangible assets and higher SG&A expense driven by non-allocated corporate costs. For additional information regarding the impairment charge, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

Fiscal 2017 Compared to Fiscal 2016

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$3,014.1	100.0%	$2,819.7	100.0%	$194.4
Cost of goods sold	2,478.2	82.2%	2,367.1	83.9%	111.1
Gross margin	535.9	17.8%	452.6	16.1%	83.3
Selling, general and administrative expense	316.4	10.5%	297.4	10.5%	19.0
Impairment of long-lived assets	-	0.0%	26.0	0.9%	(26.0)
Restructuring and other expense, net	6.4	0.2%	7.2	0.3%	(0.8)
Operating income	213.1	7.1%	122.0	4.3%	91.1
Miscellaneous income	3.8	0.1%	11.3	0.4%	(7.5)
Interest expense	(29.8)	-1.0%	(31.7)	-1.1%	(1.9)
Equity in net income of unconsolidated affiliates	110.0	3.6%	115.0	4.1%	(5.0)
Income tax expense	(79.2)	-2.6%	(59.0)	-2.1%	20.2
Net earnings	217.9	7.2%	157.6	5.6%	60.3
Net earnings attributable to noncontrolling interests	13.4	0.4%	13.9	0.5%	(0.5)
Net earnings attributable to controlling interest	$204.5	6.8%	$143.7	5.1%	$60.8

Equity income by unconsolidated affiliate
WAVE	$78.3		$82.7		$(4.4)
ClarkDietrich	17.3		14.6		2.7
Serviacero Worthington	7.2		6.3		0.9
ArtiFlex	7.0		10.3		(3.3)
WSP	-		1.7		(1.7)
Other	0.2		(0.6)		0.8
Total	$110.0		$115.0		$(5.0)

Fiscal 2017 net earnings attributable to controlling interest increased $60.8 million over fiscal 2016.  Net sales and operating highlights were as follows:

•

Net sales increased $194.4 million from fiscal 2016.  The increase was driven by higher average direct selling prices in Steel Processing, which favorably impacted net sales by $156.9 million, partially offset by lower volume in Engineered Cabs and certain Pressure Cylinder businesses.  Net sales were also favorably impacted by the consolidation of the WSP joint venture effective March 1, 2016.

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

•

Restructuring and other expense totaled $6.4 million in fiscal 2017. A total of $3.4 million related to activities within Pressure Cylinders, including $2.0 million of costs incurred in connection with a plant consolidation at our cryogenics business in Turkey.  The remaining activity related to ongoing costs associated with previously completed plant closures in Steel Processing and Engineered Cabs.

•

Miscellaneous income decreased $7.5 million from fiscal 2016.  The decrease was primarily the result of a $6.9 million pre-tax gain related to the consolidation of WSP in fiscal 2016.  The gain represents the difference between the fair value of the Company’s previously-held ownership in WSP and its carrying value at the acquisition date.

•

Interest expense decreased $1.9 million from fiscal 2016.  The decrease was driven primarily by lower average short-term borrowings. For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K.

•

Equity income decreased $5.0 million from fiscal 2016 to $110.0 million.  The decrease was driven by lower contributions from WAVE due to accelerated customer purchases in the fourth quarter of fiscal 2016, lower offload business at ArtiFlex and the impact of the consolidation of WSP.  The impact of these items was partially offset by higher contributions from ClarkDietrich, up $2.7 million despite a $4.5 million favorable impact related to legal settlements in fiscal 2016.  We received distributions of $102.0 million from our unconsolidated affiliates during fiscal 2017.  For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note B – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense increased $20.2 million over fiscal 2016 due to higher earnings, partially offset by a $13.1 million increase in tax benefits associated with share-based payment awards.  Fiscal 2017 income tax expense reflected an effective tax rate attributable to controlling interest of 27.9% vs. 29.1% in fiscal 2016.  The 27.9% rate is lower than the federal statutory income tax rate of 35% primarily as a result of tax benefits associated with share-based payment awards, benefits from the qualified production activities deduction, and lower tax rates on foreign income, offset partially by state and local income taxes.  For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Income Taxes” of this Annual Report on Form 10-K.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$2,074.8	100.0%	$1,843.7	100.0%	$231.1
Cost of goods sold	1,757.0	84.7%	1,594.8	86.5%	162.2
Gross margin	317.8	15.3%	248.9	13.5%	68.9
Selling, general and administrative expense	145.5	7.0%	132.8	7.2%	12.7
Restructuring and other expense	1.8	0.1%	4.1	0.2%	(2.3)
Operating income	$170.5	8.2%	$112.0	6.1%	$58.5

Material cost	$1,364.5		$1,245.1		$119.4
Tons shipped (in thousands)	4,071		3,523		548

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

•

Operating income increased $58.5 million over fiscal 2016 on higher gross margin, partially offset by higher SG&A expense.  Favorable pricing spreads, which benefited from significant inventory holding gains in fiscal 2017 compared to inventory holding losses in fiscal 2016, and higher direct volume increased gross margin by $71.6 million and $10.8 million, respectively.  This was partially offset by higher manufacturing expenses driven by higher profit sharing and bonus expense, an increase in healthcare costs and production/start-up costs associated with new production lines at our TWB joint venture.  SG&A expense increased $12.7 million on higher allocated corporate costs, the consolidation of WSP, and higher profit sharing and bonus expense.  Restructuring and other expense in fiscal 2017 consisted primarily of costs related to the closure of our stainless steel business.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2017	Net sales	2016	Net sales	(Decrease)
Net sales	$829.8	100.0%	$844.9	100.0%	$(15.1)
Cost of goods sold	625.5	75.4%	649.3	76.8%	(23.8)
Gross margin	204.3	24.6%	195.6	23.2%	8.7
Selling, general and administrative expense	146.8	17.7%	143.8	17.0%	3.0
Impairment of long-lived assets	-	0.0%	23.0	2.7%	(23.0)
Restructuring and other expense, net	3.4	0.4%	0.4	0.0%	3.0
Operating income	$54.1	6.5%	$28.4	3.4%	$25.7

Material cost	$338.4		$359.8		$(21.4)

Net sales by principal class of products:
Consumer products	$315.0		$293.2		$21.8
Industrial products	341.2		362.7		(21.5)
Alternative fuels	111.3		98.7		12.6
Oil & gas equipment	62.3		90.3		(28.0)
Total Pressure Cylinders	$829.8		$844.9		$(15.1)

Units shipped by principal class of products:
Consumer products	60,665,420		61,631,907		(966,487)
Industrial products	10,155,628		10,484,892		(329,264)
Alternative fuels	512,257		422,630		89,627
Oil & gas equipment	2,308		3,668		(1,360)
Total Pressure Cylinders	71,335,613		72,543,097		(1,207,484)

Net sales and operating highlights were as follows:

•

Net sales decreased $15.1 million from fiscal 2016. The decrease was driven by lower volumes in the oil & gas equipment and industrial products businesses, partially offset by improvements in consumer products and alternative fuels.  Softness in the oil & gas equipment market led to a 31%, or $28.0 million, decline in net sales.  However, this market began to show signs of improvement in the fourth quarter of fiscal 2017.  Net sales in the industrial products business were down $21.5 million on lower volume due to weaker demand for our refillable propane cylinder products, as well as softness for high pressure cylinders in Europe.

•

Operating income increased $25.7 million over fiscal 2016 on lower impairment and restructuring charges, which declines a combined $20.0 million.  The remaining increase was driven by improvements in the consumer products business, up on the combined impact of higher pricing spreads and an improved product mix, partially offset by declines in the industrial products and oil & gas equipment businesses.

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

Other

The Other category included the WEI operating segment for both fiscal 2017 and fiscal 2016.  Certain income and expense items not allocated to our operating segments are also included in the Other category, including costs associated with our captive insurance company.  The Other category also includes the results of our former Construction Services operating segment, on a historical basis, through May 31, 2016.  The following table presents a summary of operating results for the Other category for the periods indicated:

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
•

Operating loss of $3.8 million in fiscal 2017 was driven primarily by higher SG&A expense, up $6.4 million due primarily to higher profit sharing and bonus expense and an increase in accrued legal costs.  Gross margin increased $2.5 million on higher contributions from WEI and a lower loss in the Construction Services business, which ceased operations during the first quarter of fiscal 2017.

Liquidity and Capital Resources

During fiscal 2018, we generated $281.3 million of cash from operating activities, spent $285.0 million to acquire AMTROL, net of cash acquired, and invested $76.1 million in property, plant and equipment. Additionally, we repurchased 4,375,000 of our common shares for $204.3 million, repaid $32.1 million in short-term borrowings and long-term debt and paid $51.4 million of dividends on our common shares.  The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Year Ended
	May 31,
(in millions)	2018	2017	2016
Net cash provided by operating activities	$281.3	$335.7	$413.3
Net cash used by investing activities	(337.4)	(63.0)	(127.0)
Net cash used by financing activities	(100.0)	(78.8)	(233.2)
Increase (decrease) in cash and cash equivalents	(156.1)	193.9	53.1
Cash and cash equivalents at beginning of period	278.1	84.2	31.1
Cash and cash equivalents at end of period	$122.0	$278.1	$84.2

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

Net cash provided by operating activities was $281.3 million during fiscal 2018 compared to $335.7 million in fiscal 2017.  The $54.4 million decrease in net cash provided by operating activities in fiscal 2018 was driven primarily by higher working capital resulting from higher average steel prices and lower distributions from unconsolidated joint ventures.  Net cash provided by operating activities in fiscal 2017 was affected by an increase in working capital levels as a result of higher average steel prices, partially offset by higher net earnings as compared to fiscal 2016.

Investing Activities

Net cash used by investing activities was $337.4 million during fiscal 2018 compared to $63.0 million in fiscal 2017, an increase of $274.4 million.  The increase was driven primarily by the acquisition of AMTROL supplemented by higher capital expenditures, which increased $7.7 million.  During fiscal 2018, we spent a combined $285.0 million, net of cash acquired, to acquire AMTROL.  Net cash used by investing activities in fiscal 2017 was affected by the absence of acquisitions and lower capital expenditures.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended
	May 31,
(in millions)	2018	2017	2016
Steel Processing	$32.0	$40.8	$42.1
Pressure Cylinders	32.7	24.8	29.9
Engineered Cabs	2.1	0.8	6.9
Other	9.3	2.0	18.1
Total capital expenditures	$76.1	$68.4	$97.0

Capital expenditures were $76.1 million in fiscal 2018. Significant capital expenditures in fiscal 2018 included $7.2 million for ongoing corporate renovations, $5.6 million to expand capacity at TWB, our consolidated laser welding joint venture, $5.1 million for capital improvements at Spartan, our steel coating joint venture, and $4.4 million for a new building for our oil & gas equipment business in Skiatook, Oklahoma to replace an expiring leased facility.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing.  There can be no assurance, however, that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any needed additional financing will be available on satisfactory terms when required.

Financing Activities

Net cash used by financing activities was $100.0 million in fiscal 2018 compared to $78.8 million in fiscal 2017. During fiscal 2018, we paid $204.3 million to repurchase 4,375,000 of our common shares, reduced long-term debt by $31.1 million, and paid dividends of $51.4 million on our common shares.  In fiscal 2017, there were no share repurchases and repayments of short-term borrowings were lower.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes.  As of May 31, 2018, we were in compliance with our long-term financial debt covenants.  Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

On July 28, 2017, we issued $200.0 million aggregate principal amount of senior unsecured notes due August 1, 2032.  The 2032 Notes bear interest at a rate of 4.300%.  The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity.  We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility.

On September 26, 2014, Worthington Aritas, executed a five-year term loan denominated in Euros.  On May 29, 2018, the Company paid off this term loan and settled the interest rate swap in anticipation of the planned sale of Worthington Aritas.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions.  We were in compliance with our short-term financial debt covenants at May 31, 2018.

We maintain a $500.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year and have been classified as short-term borrowings within current liabilities on our consolidated balance sheets.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Overnight Bank Funding rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at May 31, 2018.  As discussed in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note F – Guarantees,” we provided $14.5 million in letters of credit for third-party beneficiaries as of May 31, 2018.  While not drawn against at May 31, 2018, $13.2 million of these letters of credit were issued against availability under the Credit Facility, leaving $486.8 million available at May 31, 2018.

We maintain a $50.0 million revolving trade accounts receivable securitization facility (the “AR Facility”) that matures in January 2019.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50.0 million of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of May 31, 2018, no undivided ownership interests in this pool of accounts receivable had been sold.

Common shares – We declared dividends at a quarterly rate of $0.21 per common share for each quarter of fiscal 2018 compared to $0.20 per common share for each quarter of fiscal 2017.  Dividends paid on our common shares totaled $51.4 million and $50.7 million during fiscal 2018 and fiscal 2017, respectively. On June 27, 2018, the Board declared a quarterly dividend of $0.23 per common share.  The dividend is payable on September 28, 2018 to shareholders of record on September 14, 2018.

On June 25, 2014, the Board authorized the repurchase of up to 10,000,000 of the outstanding common shares of Worthington Industries Inc. and on September 27, 2017, the Board authorized the repurchase of up to an additional 6,828,855 of common shares.  The total number of common shares available to repurchase at May 31, 2018 is 6,500,000.

During fiscal 2018, we repurchased 4,375,000 common shares having an aggregate cost of $204.3 million.  No common shares were repurchased during fiscal 2017 due to the anticipated investment opportunity in AMTROL.

The common shares available for repurchase under the authorization currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant factors.  Repurchases may be made on the open market or through privately negotiated transactions.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends.  Dividends are declared at the discretion of the Board.  The Board reviews the dividend quarterly and establishes the dividend rate based upon our financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other relevant factors.  While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments of dividends will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2018.  Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After
(in millions)	Total	1 Year	Years	Years	5 Years
Long-term debt	$754.7	$1.5	$151.7	$1.2	$600.3
Interest expense on long-term debt	263.8	36.6	62.3	62.0	102.9
Operating leases	43.4	11.4	15.6	10.9	5.5
Royalty obligations	10.0	2.0	4.0	4.0	-
Total contractual cash obligations	$1,071.9	$51.5	$233.6	$78.1	$708.7

Interest expense on long-term debt is computed by using the rates of interest on each tranche of long-term debt, including impacts of the related interest rate hedges.  Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of Coleman Cylinders in fiscal 2012.  Due to the uncertainty regarding the timing of future cash outflows associated with the unfunded portion of our pension benefit obligations and our unrecognized tax benefits, we are unable to make a reliable estimate of the periods of cash settlement and have not included these amounts in the contractual cash obligations table above.  For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note K – Employee Pension Plans” and “Note L – Income Taxes” of this Annual Report on Form 10-K.

The following table summarizes our other commercial commitments as of May 31, 2018.  These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
		Less Than	1 - 3	4 - 5	After
(in millions)	Total	1 Year	Years	Years	5 Years
Guarantees	$8.4	$8.4	$-	$-	$-
Standby letters of credit	14.5	14.5	-	-	-
Total commercial commitments	$22.9	$22.9	$-	$-	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of May 31, 2018, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $8.4 million at May 31, 2018.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The guidance permits the use of either the retrospective or cumulative effect transition method.  The Company adopted this guidance on June 1, 2018 using the cumulative effect transition method.  Based on our evaluation, which included a review of significant contracts with customers across all revenue streams, it resulted in a change in timing of revenue recognition for the toll processing and oil & gas equipment revenue streams and did not have a material impact on our consolidated financial position or results of operations.  As a result of the adoption of this guidance, the Company will make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers as required by the new guidance.

In February 2016, amended accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the amended guidance requires that lease assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance.  The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the amended guidance on our ongoing financial reporting.  As of May 31, 2018, we have operating leases with $43.4 million of future minimum lease payments.

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments.  The amended guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.  The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations; however, we do not expect the amended guidance to have a material impact on our ongoing financial reporting.

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

Revenue Recognition:  We recognize revenue upon transfer of title and risk of loss, or in the case of toll processing revenue, upon delivery of the goods, provided evidence of an arrangement exists, pricing is fixed and determinable and the ability to collect is probable.  In circumstances where the collection of payment is not probable at the time of shipment, we defer recognition of revenue until payment is collected.  We provide for returns and allowances based on historical experience and current customer activities.  We also provide for customer rebates and sales discounts based on specific agreements and recent and anticipated levels of customer activity.

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

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible.  Based on this review, we believe our related reserves are appropriate.  The allowance for doubtful accounts decreased approximately $2.8 million during fiscal 2018 to $0.6 million.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings.  If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional bad debt reserves may be required.

Inventory Valuation:  Inventories are valued at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of significant estimates to determine cost to complete, normal profit margin and the ultimate selling price of the inventory.  We believe our inventories were valued appropriately as of May 31, 2018 and May 31, 2017.

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

Fiscal 2018:  During the fourth quarter of fiscal 2018, management committed to plans to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment assets within Pressure Cylinders.  As all of the criteria for classification as assets held for sale were met in both instances, the net assets of each asset group have been presented separately as assets held for sale in our consolidated balance sheets.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of Worthington Aritas exceeded its estimated fair market value of $9.0 million, resulting in an impairment charge of $42.4 million.  The book value of the oil & gas equipment asset group also exceeded its estimated fair market value of $21.0 million resulting in an impairment charge of $10.5 million.

During the second quarter of fiscal 2018, the Company determined that indicators of impairment were present with regard to the goodwill and intangible assets of the former WEI reporting unit.  As a result, these assets were written down to their estimated fair value resulting in an impairment charge of $7.3 million.  During the second quarter of fiscal 2018, the Company also identified the presence of impairment indicators with regard to vacant land at the oil & gas equipment facility in Bremen, Ohio, resulting in an impairment charge of $1.0 million to write the vacant land down to its estimated fair value.

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

During the first quarter of fiscal 2016, management finalized its plan to close the Engineered Cabs facility in Florence, South Carolina and transfer the majority of the business to the Engineered Cabs facility in Greeneville, Tennessee.  Under the plan, certain machinery and equipment was transferred to the Greeneville facility to support higher volume requirements.  Management reevaluated the recoverability of the remaining assets and determined that long-lived assets with a carrying value of $4.1 million were impaired.  As a result, these long-lived assets were written down to their estimated fair value of $1.1 million resulting in an impairment charge of $3.0 million during the first quarter of fiscal 2016.  The Company ceased production at the Florence facility on September 30, 2015

Impairment of Indefinite-Lived Long-Lived Assets:  Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present.  Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit.  A reporting unit is defined as an operating segment or one level below an operating segment. With the exception of Pressure Cylinders, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.  For our Pressure Cylinders operating segment, the oil & gas equipment business has been treated as a separate reporting unit since the second quarter of fiscal 2016.

For goodwill and indefinite lived intangible assets, we test for impairment by completing what is referred to as the “Step 0” analysis which involves evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If our “Step 0” analysis indicates it is more likely than not that the fair value is less than the carrying amount, we would perform a quantitative impairment test. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

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

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2018 and concluded that the fair value of each reporting unit substantially exceeded its carrying value; therefore, no additional impairment charges were recognized.  For additional information on impairment, refer to “Item 8.  Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

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

Stock-Based Compensation: All share-based awards, including those to employees and non-employee directors, are recorded as expense in the consolidated statements of earnings based on the fair value of each award at the date of grant.  We estimate forfeitures at the date of grant based on historic experience.

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

We have reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities.  It is our policy to record these in income tax expense.  While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions.  These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, and release of administrative guidance or court decisions affecting a particular tax issue.

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

We entered into an interest rate swap in June 2017, in anticipation of the issuance of $200.0 million principal amount of our 2032 Notes.  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2032 Notes.  The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes.  Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3.1 million, which was reflected in accumulated other comprehensive loss in our consolidated statements of equity and will be recognized in earnings, as a decrease to interest expense, over the life of the related 2032 Notes.

We entered into an interest rate swap in October 2014 to hedge changes in cash flows attributable to changes in EURIBOR associated with a five-year, euro-denominated term loan entered into by Worthington Aritas.  Under the terms of the swap, we received interest at a variable rate equal to the three-month EURIBOR plus 1.5% and paid interest at a fixed rate of 2.015%.  The interest rate swap had a notional amount equal to 60% of the borrowings outstanding under the facility.  On May 29, 2018, in anticipation of the planned sale of our cryogenics business in Turkey, the term loan was paid off and the derivative instrument settled for an immaterial loss.

We entered into an interest rate swap in March 2014, in anticipation of the issuance of $250.0 million principal amount of our 2026 Notes.  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2026 Notes.  The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 12-year fixed-rate debt.  Upon pricing of the 2026 Notes, the derivative instrument was settled and resulted in a loss of approximately $3.1 million, a significant portion of which was reflected within accumulated other comprehensive loss in our consolidated statements of equity and will be recognized in earnings, as an increase to interest expense, over the life of the related 2026 Notes.

We entered into a U.S. Treasury Rate-based treasury lock in April 2010, in anticipation of the issuance of $150.0 million principal amount of our 2020 Notes.  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2020 Notes.  The treasury lock had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 10-year fixed-rate debt.  Upon pricing of the 2020 Notes, the derivative instrument was settled and resulted in a loss of approximately $1.4 million, which has been reflected within accumulated other comprehensive loss in our consolidated statements of equity.  That balance is being recognized in earnings, as an increase to interest expense, over the life of the related 2020 Notes.

Foreign Currency Exchange Risk

The translation of foreign currencies into U.S. dollars subjects us to exposure related to fluctuating foreign currency exchange rates.  Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency.  Such forward contracts limit exposure to both favorable and unfavorable currency exchange rate fluctuations.  At May 31, 2018, the difference between the contract and book value of these forward contracts was not material to our consolidated financial position, results of operations or cash flows.  A 10% change in the exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows.  A sensitivity analysis of changes in the U.S. dollar on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these foreign currency exposures, the fair value of these forward contracts would not be materially impacted.  Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position.  A sensitivity analysis of changes in the foreign currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results.  The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates.  The assumption that foreign currency exchange rates change in uniformity may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements.  We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc and other raw materials.  These contracts covered periods commensurate with known or expected exposures throughout fiscal 2019.  The derivative instruments were executed with highly rated financial institutions.  No credit loss is anticipated.  No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2018 and 2017 are summarized below.  Fair values of these derivatives do not consider the offsetting impact of the underlying hedged item.

	Fair Value At
	May 31,
(in millions)	2018	2017
Interest rate contracts	$-	$(0.3)
Foreign exchange contracts	(0.1)	0.1
Commodity contracts	10.7	7.4
	$10.6	$7.2

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

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Worthington Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries (the Company) as of May 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended May 31, 2018, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended May 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Company’s auditor since 2001.

Columbus, Ohio
July 30, 2018

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$121,967	$278,081
Receivables, less allowances of $632 and $3,444 at May 31, 2018
and May 31, 2017, respectively	572,689	486,730
Inventories:
Raw materials	237,471	185,001
Work in process	122,977	95,630
Finished products	93,579	73,303
Total inventories	454,027	353,934
Income taxes receivable	1,650	7,164
Assets held for sale	30,655	9,654
Prepaid expenses and other current assets	60,134	55,406
Total current assets	1,241,122	1,190,969
Investments in unconsolidated affiliates	216,010	208,591
Goodwill	345,183	247,673
Other intangible assets, net of accumulated amortization of $74,922 and
$63,134 at May 31, 2018 and May 31, 2017, respectively	214,026	82,781
Other assets	20,476	24,841
Property, plant and equipment:
Land	24,229	22,077
Buildings and improvements	300,542	297,951
Machinery and equipment	1,030,720	961,542
Construction in progress	32,282	27,616
Total property, plant and equipment	1,387,773	1,309,186
Less: accumulated depreciation	802,803	738,697
Total property, plant and equipment, net	584,970	570,489
Total assets	$2,621,787	$2,325,344

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2018	2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$473,485	$368,071
Short-term borrowings	-	123
Accrued compensation, contributions to employee benefit plans and related taxes	96,487	86,201
Dividends payable	13,731	13,698
Other accrued items	57,125	41,551
Income taxes payable	4,593	4,448
Current maturities of long-term debt	1,474	6,691
Total current liabilities	646,895	520,783
Other liabilities	74,237	61,498
Distributions in excess of investment in unconsolidated affiliate	55,198	63,038
Long-term debt	748,894	571,796
Deferred income taxes, net	60,188	34,300
Total liabilities	1,585,412	1,251,415
Shareholders' equity - controlling interest:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and
outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and
outstanding, 2018 - 58,876,921 shares, 2017 - 62,802,456 shares	-	-
Additional paid-in capital	295,592	303,391
Accumulated other comprehensive loss, net of taxes of $2,908 and $5,310 at
May 31, 2018 and May 31, 2017, respectively	(14,580)	(27,775)
Retained earnings	637,757	676,019
Total shareholders' equity - controlling interest	918,769	951,635
Noncontrolling interests	117,606	122,294
Total equity	1,036,375	1,073,929
Total liabilities and equity	$2,621,787	$2,325,344

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2018	2017	2016
Net sales	$3,581,620	$3,014,108	$2,819,714
Cost of goods sold	3,018,763	2,478,203	2,367,121
Gross margin	562,857	535,905	452,593
Selling, general and administrative expense	367,460	316,373	297,402
Impairment of goodwill and long-lived assets	61,208	-	25,962
Restructuring and other expense (income), net	(7,421)	6,411	7,177
Operating income	141,610	213,121	122,052
Other income (expense):
Miscellaneous income, net	2,996	3,764	11,267
Interest expense	(38,675)	(29,796)	(31,670)
Equity in net income of unconsolidated affiliates	103,139	110,038	114,966
Earnings before income taxes	209,070	297,127	216,615
Income tax expense	8,220	79,190	58,987
Net earnings	200,850	217,937	157,628
Net earnings attributable to noncontrolling interests	6,056	13,422	13,913
Net earnings attributable to controlling interest	$194,794	$204,515	$143,715

Basic
Average common shares outstanding	60,923	62,443	62,469
Earnings per share attributable to controlling interest	$3.20	$3.28	$2.30

Diluted
Average common shares outstanding	63,042	64,874	64,755
Earnings per share attributable to controlling interest	$3.09	$3.15	$2.22

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years Ended May 31,
	2018	2017	2016
Net earnings	$200,850	$217,937	$157,628
Other comprehensive income (loss):
Foreign currency translation	12,744	1,342	4,716
Pension liability adjustment, net of tax	1,566	2,242	(2,058)
Cash flow hedges, net of tax	959	(2,822)	22,208
Other comprehensive income	15,269	762	24,866
Comprehensive income	216,119	218,699	182,494
Comprehensive income attributable to noncontrolling interests	6,429	13,394	16,640
Comprehensive income attributable to controlling interest	$209,690	$205,305	$165,854

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest
				Accumulated
				Other
			Additional	Comprehensive
	Common Shares		Paid-in	Loss,	Retained		Noncontrolling
(in thousands)	Shares	Amount	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2015	64,141,478	$-	$289,078	$(50,704)	$510,738	$749,112	$90,937	$840,049
Net earnings	-	-	-	-	143,715	143,715	13,913	157,628
Other comprehensive income	-	-	-	22,139	-	22,139	2,727	24,866
Acquisition of Worthington Specialty Processing	-	-	-	-	-	-	28,004	28,004
Common shares issued, net of withholding tax	892,190	-	8,707	-	-	8,707	-	8,707
Theoretical common shares in NQ plans	-	-	960	-	-	960	-	960
Stock-based compensation	-	-	16,534	-	-	16,534	-	16,534
Purchases and retirement of common shares	(3,500,000)	-	(16,295)	-	(83,552)	(99,847)	-	(99,847)
Dividends to noncontrolling interests	-	-	-	-	-	-	(9,106)	(9,106)
Cash dividends declared ($0.76 per share)	-	-	-	-	(47,949)	(47,949)	-	(47,949)
Balance at May 31, 2016	61,533,668	$-	$298,984	$(28,565)	$522,952	$793,371	$126,475	$919,846
Net earnings	-	-	-	-	204,515	204,515	13,422	217,937
Other comprehensive income (loss)	-	-	-	790	-	790	(28)	762
Common shares issued, net of withholding tax	1,268,788	-	(9,075)	-	-	(9,075)	-	(9,075)
Theoretical common shares in NQ plans	-	-	1,259	-	-	1,259	-	1,259
Stock-based compensation	-	-	13,158	-	-	13,158	-	13,158
Purchase of noncontrolling interest in dHybrid Systems, LLC	-	-	(935)	-	-	(935)	(1,953)	(2,888)
Dividends to noncontrolling interests	-	-	-	-	-	-	(15,622)	(15,622)
Cash dividends declared ($0.80 per share)	-	-	-	-	(51,448)	(51,448)	-	(51,448)
Balance at May 31, 2017	62,802,456	$-	$303,391	$(27,775)	$676,019	$951,635	$122,294	$1,073,929
Net earnings	-	-	-	-	194,794	194,794	6,056	200,850
Other comprehensive income	-	-	-	14,896	-	14,896	373	15,269
Common shares issued, net of withholding tax	449,465	-	(2,120)	-	-	(2,120)	-	(2,120)
Theoretical common shares in NQ plans	-	-	1,218	-	-	1,218	-	1,218
Stock-based compensation	-	-	13,460	-	-	13,460	-	13,460
Purchase of noncontrolling interest in Worthington Aritas	-	-	924	-	-	924	(2,837)	(1,913)
Sale of controlling interest in WEI	-	-	-	-	-	-	(365)	(365)
Reclassification of stranded tax effects	-	-	-	(1,701)	1,701	-	-	-
Purchases and retirement of common shares	(4,375,000)	-	(21,281)	-	(182,986)	(204,267)	-	(204,267)
Dividends to noncontrolling interests	-	-	-	-	-	-	(7,915)	(7,915)
Cash dividends declared ($0.84 per share)	-	-	-	-	(51,771)	(51,771)	-	(51,771)
Balance at May 31, 2018	58,876,921	$-	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2018	2017	2016
Operating activities:
Net earnings	$200,850	$217,937	$157,628
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	103,359	86,793	84,699
Impairment of goodwill and long-lived assets	61,208	-	25,962
Provision for (benefit from) deferred income taxes	(38,237)	18,443	7,354
Bad debt expense	11	269	346
Equity in net income of unconsolidated affiliates, net of distributions	(13,352)	(8,023)	(29,473)
Net (gain) loss on assets	(10,522)	7,951	(12,996)
Stock-based compensation	13,758	14,349	15,836
Gain on previously held equity interest in Worthington Specialty Processing	-	-	(6,877)
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(53,066)	(39,927)	66,117
Inventories	(84,654)	(34,599)	66,351
Prepaid expenses and other current assets	(12,402)	985	18,327
Other assets	(1,258)	1,905	(4,530)
Accounts payable and accrued expenses	105,984	67,492	20,180
Other liabilities	9,666	2,097	4,460
Net cash provided by operating activities	281,345	335,672	413,384

Investing activities:
Investment in property, plant and equipment	(76,088)	(68,386)	(97,036)
Acquisitions, net of cash acquired	(285,028)	-	(34,206)
Distributions from (investments in) unconsolidated affiliates	2,400	-	(5,595)
Proceeds from sale of assets and insurance	21,311	5,422	9,797
Net cash used by investing activities	(337,405)	(62,964)	(127,040)

Financing activities:
Net repayments of short-term borrowings, net of issuance costs	(948)	(2,528)	(85,843)
Proceeds from long-term debt, net of issuance costs	197,685	-	921
Principal payments on long-term debt	(31,130)	(874)	(862)
Proceeds from issuance of common shares, net of tax withholdings	(2,120)	(9,075)	8,707
Payments to noncontrolling interests	(7,915)	(15,622)	(9,106)
Repurchase of common shares	(204,267)	-	(99,847)
Dividends paid	(51,359)	(50,716)	(47,193)
Net cash used by financing activities	(100,054)	(78,815)	(233,223)

Increase (decrease) in cash and cash equivalents	(156,114)	193,893	53,121
Cash and cash equivalents at beginning of year	278,081	84,188	31,067
Cash and cash equivalents at end of year	$121,967	$278,081	$84,188

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2018, 2017 and 2016

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

The Company owns controlling interests in the following three joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and comprehensive income, respectively. On January 1, 2017, the Company acquired the minority membership interest in dHybrid Systems, LLC (“dHybrid”) from the noncontrolling member in a non-cash transaction.  The difference between the fair value of the noncontrolling interest and its carrying value was recorded as a reduction to additional paid-in capital in the amount of $935,000 (net of tax of $539,000).  Effective March 31, 2018, the Company sold its controlling stake in Worthington Energy Innovations, LLC (“WEI”) to the minority member.  There was no impact to net earnings as a result of the transaction as the fair value of the consideration received approximated the net book value of WEI.  On May 23, 2018, the Company acquired the minority ownership interest in Turkey-based Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”) from the noncontrolling members in a non-cash transaction. The difference between the fair value of the noncontrolling interest and its carrying value was recorded as an increase to additional paid-in-capital in the amount of $924,000.

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

Inventories:  Inventories are valued at the lower cost or net realizable value.  Cost is determined using the first-in, first-out method for all inventories.  The assessment of net realizable value requires the use of significant estimates to determine cost to complete, normal profit margin and the ultimate selling price of the inventory.  We believe our inventories were valued appropriately as of May 31, 2018 and 2017.

Derivative Financial Instruments:  We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations.  The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk.  All derivative instruments are accounted for using mark-to-market accounting.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item.  The effective portion of gains and losses on cash flow hedges is deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item.  Ineffectiveness of the hedges during the fiscal year ended May 31, 2018 (“fiscal 2018”), the fiscal year ended May 31, 2017 (“fiscal 2017”) and the fiscal year ended May 31, 2016 (“fiscal 2016”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments.  Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

Risks and Uncertainties:  As of May 31, 2018, excluding our joint ventures, we operated 36 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders, and Engineered Cabs.  We also held equity positions in 9 joint ventures, which operated 49 manufacturing facilities worldwide, as of May 31, 2018.  Our largest end market is the automotive industry, which comprised 37%, 43%, and 42% of consolidated net sales in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.  Our international operations represented 9%, 7%, and 6% of consolidated net sales and 6%, 4%, and 8% of net earnings attributable to controlling interest in fiscal 2018, fiscal 2017, and fiscal 2016, respectively, and 14% and 11% of consolidated net assets as of May 31, 2018 and May 31, 2017, respectively.  As of May 31, 2018, approximately 9% of our consolidated labor force was represented by collective bargaining agreements.  The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2018, our largest customer accounted for approximately 8% of our consolidated net sales, and our ten largest customers accounted for approximately 30% of our consolidated net sales.  A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our consolidated net sales and financial results if we were not able to obtain replacement business.  Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables:  We review our receivables on an ongoing basis to ensure that they are properly valued and collectible.  This is accomplished through two contra-receivable accounts: returns and allowances and allowance for doubtful accounts.  Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables.  This account is estimated based on historical trends and current market conditions, with the offset to net sales.  The returns and allowances account decreased approximately $538,000 during fiscal 2018 to $6,199,000.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay.  This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions.  As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense.  Account balances are charged off against the allowance when recovery is considered remote.  The allowance for doubtful accounts decreased approximately $2,812,000 during fiscal 2018 to $632,000.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings.  If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:  Property, plant and equipment are carried at cost and depreciated using the straight-line method.  Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years.  Depreciation expense was $83,680,000, $73,268,000 and $68,886,000 during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  Accelerated depreciation methods are used for income tax purposes.

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

For goodwill and indefinite-lived intangible assets, we test for impairment by completing what is referred to as the “Step 0” analysis which involves evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If our “Step 0” analysis indicates it is more likely than not that the fair value is less than the carrying amount, we would perform a quantitative impairment test. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount.  If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists.  If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized.  The impairment loss recognized is equal to the amount that the carrying value of the asset or asset group exceeds its fair value.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded in a single line in the consolidated balance sheets. We classify assets as held for sale if we commit to a plan to sell the assets within one year and actively market the assets in their current condition for a price that is reasonable in comparison to their estimated fair value.

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

Stock-Based Compensation:  At May 31, 2018, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note J – Stock-Based Compensation.”  All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated statements of earnings based on their grant-date fair values.  We estimate forfeitures at the date of grant based on historic experience.

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

Advertising Expense:  Advertising costs are expensed as incurred and included in SG&A expense.  Advertising expense was $15,236,000, $14,822,000, and $13,970,000 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

Statements of Cash Flows:  Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2018	2017	2016
Interest paid, net of amount capitalized	$34,839	$29,826	$30,431
Income taxes paid, net of refunds	$44,819	$55,652	$50,750

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

We have reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities.  It is our policy to record these in income tax expense.  While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions.  These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues and release of administrative guidance or court decisions affecting a particular tax issue.

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

In February 2018, amended guidance was issued that would allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017.  The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  It is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.  The Company early adopted this amended guidance in the fourth quarter of fiscal 2018.  As a result, the stranded tax effects in AOCI of $1,701,000, related to various unrealized gains and losses associated with the Company’s hedge instruments and minimum pension liability, were reclassified to retained earnings.

Recently Issued Accounting Standards:

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The guidance permits the use of either the retrospective or cumulative effect transition method.  The Company adopted this guidance on June 1, 2018 using the cumulative effect transition method.  Based on our evaluation, which included a review of significant contracts with customers across all revenue streams, it resulted in a change in timing of revenue recognition for the toll processing and oil & gas equipment revenue streams and did not have a material impact on our consolidated financial position or results of operations.  As a result of the adoption of this guidance, the Company will make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers as required by the new guidance.

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the new guidance on our ongoing financial reporting.  As of May 31, 2018, we have operating leases with $43,400,000 of future minimum lease payments.

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments.  The amended guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.  The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations; however, we do not expect the amended guidance to have a material impact on our ongoing financial reporting.

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

Note B – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  These include ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), Worthington Armstrong Venture (“WAVE”) (50%), and Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (10%).

We received distributions from unconsolidated affiliates totaling $89,787,000, $102,015,000, and $86,513,000 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $55,198,000 and $63,038,000 at May 31, 2018 and 2017, respectively.  In accordance with the applicable accounting guidance, we reclassified the negative balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

The following table presents combined information regarding the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31:

(in thousands)	2018	2017
Cash	$52,812	$55,541
Other current assets	590,578	541,746
Current assets for discontinued operations	37,640	17,275
Noncurrent assets	358,927	342,938
Noncurrent assets for discontinued operations	-	18,168
Total assets	$1,039,957	$975,668
Current liabilities	$166,493	$148,056
Current liabilities for discontinued operations	7,142	8,891
Short-term borrowings	26,599	8,172
Current maturities of long-term debt	23,243	5,827
Long-term debt	259,588	268,711
Other noncurrent liabilities	17,536	20,890
Noncurrent liabilities for discontinued operations	-	490
Equity	539,356	514,631
Total liabilities and equity	$1,039,957	$975,668

The following table presents summarized financial information for our four largest unconsolidated affiliates as of, and for the fiscal years ended May 31.  All other unconsolidated affiliates are combined and presented in the Other category, including WSP through March 1, 2016.  On March 1, 2016, the Company obtained effective control over the operations of WSP and, as a result, began consolidating its financial results within those of Steel Processing.

(in thousands)	2018	2017	2016
Net sales
WAVE	$360,395	$334,031	$329,050
ClarkDietrich	790,887	711,735	615,609
Serviacero Worthington	315,098	275,315	260,337
ArtiFlex	197,061	208,922	219,510
Other	28,578	17,784	74,214
Total net sales	$1,692,019	$1,547,787	$1,498,720

Gross margin (loss)
WAVE	$201,581	$190,350	$191,535
ClarkDietrich	97,437	128,098	95,427
Serviacero Worthington	32,396	37,080	15,328
ArtiFlex	18,266	22,829	30,181
Other	(6,399)	(4,313)	13,142
Total gross margin	$343,281	$374,044	$345,613

Operating income (loss)
WAVE	$158,697	$158,030	$162,026
ClarkDietrich	39,153	68,696	33,897
Serviacero Worthington	24,232	29,975	11,110
ArtiFlex	11,395	15,519	22,612
Other	(10,584)	(8,407)	6,910
Total operating income	$222,893	$263,813	$236,555

Depreciation and amortization
WAVE	$1,659	$2,978	$2,245
ClarkDietrich	11,864	12,718	14,289
Serviacero Worthington	3,919	3,862	3,508
ArtiFlex	5,515	5,850	6,105
Other	749	698	3,081
Total depreciation and amortization	$23,706	$26,106	$29,228

Interest expense (income)
WAVE	$8,365	$7,182	$6,635
ClarkDietrich	114	20	80
Serviacero Worthington	397	89	114
ArtiFlex	1,333	1,429	1,650
Other	(1)	-	(10)
Total interest expense	$10,208	$8,720	$8,469

Income tax expense (benefit)
WAVE	$119	$2,398	$(14)
ClarkDietrich	-	-	-
Serviacero Worthington	5,141	11,740	6,249
ArtiFlex	208	(2)	289
Other	-	(2)	53
Total income tax expense	$5,468	$14,134	$6,577

Net earnings (loss)
WAVE (1)	$152,329	$154,866	$164,132
ClarkDietrich	39,138	69,122	58,539
Serviacero Worthington	17,577	18,140	6,246
ArtiFlex	9,854	14,092	20,673
Other	(11,922)	(5,472)	8,516
Total net earnings	$206,976	$250,748	$258,106

(1)

On November 20, 2017, WAVE agreed to sell its business and operations in Europe and Asia to the Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  WAVE has classified its businesses to be sold as discontinued operations.  These net earnings include net income attributable to discontinued operations of $2,226,000, $6,775,000, and $8,930,000 in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.  All other amounts presented in the table above exclude the activity of the discontinued operations of WAVE

At May 31, 2018 and 2017, $42,636,000 and $28,803,000, respectively, of our consolidated retained earnings represented undistributed earnings of our unconsolidated affiliates, net of tax.

Note C – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2018 and fiscal 2017 by reportable business segment:

(in thousands)	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Balance at May 31, 2016
Goodwill	$7,045	$233,371	$44,933	$127,245	$412,594
Accumulated impairment losses	-	-	(44,933)	(121,594)	(166,527)
	7,045	233,371	-	5,651	246,067
Acquisitions and purchase accounting adjustments	854	-	-	-	854
Translation adjustments	-	752	-	-	752
	854	752	-	-	1,606
Balance at May 31, 2017
Goodwill	7,899	234,123	44,933	127,245	414,200
Accumulated impairment losses	-	-	(44,933)	(121,594)	(166,527)
	7,899	234,123	-	5,651	247,673
Acquisitions and purchase accounting adjustments	-	103,437	-	-	103,437
Translation adjustments	-	3,739	-	-	3,739
Impairment losses	-	(4,015)	-	(5,651)	(9,666)
	-	103,161	-	(5,651)	97,510
Balance at May 31, 2018
Goodwill	7,899	341,299	44,933	127,245	521,376
Accumulated impairment losses	-	(4,015)	(44,933)	(127,245)	(176,193)
	$7,899	$337,284	$-	$-	$345,183

For additional information regarding the Company’s acquisitions, refer to “Note O – Acquisitions.”  Fiscal 2018 impairment charges noted in the table above consisted of $4,015,000 of goodwill allocated to oil & gas equipment assets available for sale and $5,651,000 related to the sale of a 65% stake in WEI on March 31, 2018.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to 20 years.  The following table summarizes other intangible assets by class as of May 31, 2018 and 2017:

	2018		2017
		Accumulated		Accumulated
(in thousands)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$76,701	$-	$14,501	$-
Total indefinite-lived intangible assets	76,701	-	14,501	-
Definite-lived intangible assets:
Customer relationships	$173,363	$57,125	$96,262	$45,822
Non-compete agreements	8,669	8,137	9,443	7,751
Technology / know-how	26,411	5,856	21,755	5,607
Other	3,804	3,804	3,954	3,954
Total definite-lived intangible assets	212,247	74,922	131,414	63,134
Total intangible assets	$288,948	$74,922	$145,915	$63,134

The increase in the carrying value of other intangible assets was primarily driven by the June 2, 2017 acquisition of AMTROL, as disclosed in “Note O – Acquisitions”, partially offset by impairment charges of $11,549,000, $3,849,000 and $1,674,000 related to intangible assets of Worthington Aritas, certain oil & gas equipment asset groups in Pressure Cylinders and WEI, respectively, as further discussed below.

Amortization expense totaled $19,679,000, $13,525,000, and $15,813,000 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2019	$15,308
2020	$13,299
2021	$12,539
2022	$10,858
2023	$10,221

Impairment of Long-Lived Assets

Fiscal 2018:  During the fourth quarter of fiscal 2018, management committed to plans to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment assets within Pressure Cylinders.  As all of the criteria for classification as assets held for sale were met in both instances, the net assets of each asset group have been presented separately as assets held for sale in our consolidated balance sheets.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of Worthington Aritas exceeded its estimated fair market value of $9,000,000, resulting in an impairment charge of $42,422,000, consisting of $19,621,000, $11,549,000, and $11,252,000 related to fixed assets, intangible assets, and other assets, respectively.  The impairment charge related to intangible assets was for customer relationships and technological know-how.  The book value of the oil & gas equipment asset group also exceeded its estimated fair market value of $21,000,000, resulting in an impairment charge of $10,497,000, consisting of $4,015,000, $3,849,000, and $2,633,000 related to allocated goodwill, intangible assets, and fixed assets, respectively.  The impairment charge related to intangible assets was for the full write-off of the remaining book value of customer relationships.  In both instances, fair value was determined using observable (Level 2) inputs.

During the second quarter of fiscal 2018, the Company determined that indicators of impairment were present with regard to the goodwill and intangible assets of the former WEI reporting unit.  As a result, these assets were written down to their estimated fair value resulting in an impairment charge of $7,325,000.  During the second quarter of fiscal 2018, the Company also identified the presence of impairment indicators with regard to vacant land at the oil & gas equipment facility in Bremen, Ohio, resulting in an impairment charge of $964,000 to write the vacant land down to its estimated fair value.

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

Note D – Restructuring and Other Expense (Income), Net

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location.  Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in our consolidated statement of earnings for fiscal 2018, is summarized below:

	Beginning				Ending
(in thousands)	Balance	Expense	Payments	Adjustments	Balance
Early retirement and severance	$253	$2,549	$(1,787)	$101	$1,116
Facility exit and other costs	536	482	(1,018)	-	-
	$789	3,031	$(2,805)	$101	$1,116
Net gain on sale of assets		(10,452)
Restructuring and other income, net		$(7,421)

During fiscal 2018, the following actions were taken related to the Company’s restructuring activities:

•	In connection with the acquisition of AMTROL on June 2, 2017, the Company recognized severance expense of $2,365,000 related to corporate management and other positions at AMTROL that were eliminated.
•

In connection with the closure of the Company’s stainless steel business, Precision Specialty Metals, Inc. (“PSM”), the Company recognized facility exit costs of $560,000 and a net gain on disposal of assets of $10,595,000 for the sale of the real estate of this business.  Net proceeds were $15,874,000.

•

In connection with other non-significant restructuring activities, the Company recognized severance expense of $184,000 and a credit to facility exit costs of $78,000.  The Company also recognized a net loss on disposal of assets of $143,000.

The total liability as of May 31, 2018 is expected to be paid in the next twelve months.

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

Note F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of May 31, 2018, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $8,354,000 at May 31, 2018.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

We also had in place $14,493,000 of outstanding stand-by letters of credit issued to third-party service providers at May 31, 2018.  The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2018.

Note G – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2018 and 2017:

(in thousands)	2018	2017
Short-term borrowings	$-	$123
4.30% senior notes due August 1, 2032	200,000	-
4.55% senior notes due April 15, 2026	250,000	250,000
4.60% senior notes due August 10, 2024	150,000	150,000
6.50% senior notes due April 15, 2020	150,000	150,000
Term loans	829	30,400
Other	3,899	668
Total debt	754,728	581,191
Unamortized discount and debt issuance costs	(4,360)	(2,581)
Total debt, net	750,368	578,610
Less: current maturities and short-term borrowings	1,474	6,814
Total long-term debt	$748,894	$571,796

Maturities on long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2019	$1,474
2020	151,111
2021	639
2022	656
2023	541
Thereafter	600,307
Total	$754,728

Long-Term Debt

On September 26, 2014, Worthington Aritas executed a five-year term loan denominated in Euros, with interest at a variable rate based on EURIBOR.  On October 15, 2014, we entered into an interest rate swap to fix the interest rate on 60% of the borrowings outstanding under this facility at 2.015% starting on December 26, 2014.  Borrowings against the facility were used for the construction of a cryogenics manufacturing facility in Turkey.  In anticipation of the planned sale of the Company’s cryogenics business in Turkey, the Company paid off this term loan and settled the derivative instrument for an immaterial loss during the fourth quarter of fiscal 2018.

On July 28, 2017, we issued $200,000,000 aggregate principal amount of senior unsecured notes due August 1, 2032 (the “2032 Notes”).  The 2032 Notes bear interest at a rate of 4.300%.  The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity.  We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below.  We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes.  The interest rate swap had a notional amount of $150,000,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes.  Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098,000, which was reflected in AOCI.  Approximately $2,116,000 and $198,000 were allocated to debt issuance costs and the debt discount, respectively.  The debt issuance costs and the debt discount were recorded on the consolidated balance sheet within long-term debt as a contra-liability.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2032 Notes.  The unamortized portion of the debt issuance costs and debt discount was $1,998,000 and $187,000, respectively, at May 31, 2018.

On April 15, 2014, we issued $250,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”).  The 2026 Notes bear interest at a rate of 4.55%.  The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity.  We used a portion of the net proceeds from the offering to repay borrowings then outstanding under our revolving credit facilities.  Approximately $3,081,000, $2,279,000 and $528,000 were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively.  The debt issuance costs and debt discount were recorded on the consolidated balance sheets within long-term debt as a contra-liability, and the loss on the derivative contract recorded within AOCI.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes.  The unamortized portion of the debt issuance costs and debt discount was $1,488,000 and $344,000, respectively, at May 31, 2018 and $1,677,000 and $388,000, respectively at May 31, 2017.

On August 10, 2012, we issued $150,000,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”).  The 2024 Notes bear interest at a rate of 4.60%.  The net proceeds from this issuance were used to repay a portion of the then outstanding borrowings under our revolving credit facilities.  Approximately $80,000 of the aggregate proceeds were allocated to debt issuance costs.  The unamortized portion of the debt issuance costs was $41,000 and $48,000 at May 31, 2018 and 2017, respectively.

On April 27, 2012, we executed a $5,880,000 seven-year term loan that matures on May 1, 2019 and requires monthly payments of $76,350.  The loan bears interest at a rate of 2.49% and is secured by an aircraft that was purchased with its proceeds.  Borrowings outstanding totaled $829,000 and $1,713,000 as of May 31, 2018 and 2017, respectively.

On April 13, 2010, we issued $150,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”).  The 2020 Notes bear interest at a rate of 6.50%.  The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity.  We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our revolving credit facilities.  Approximately $1,358,000, $1,486,000 and $165,000 were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2020 Notes, debt issuance costs, and the debt discount.  The debt discount and debt issuance costs were recorded on the consolidated balance sheets within long-term debt as a contra-liability, and the loss on the derivative contract within AOCI.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the remaining term of the 2020 Notes.  The unamortized portion of the debt issuance costs and debt discount was $272,000 and $30,000, respectively, at May 31, 2018 and $421,000 and $47,000, respectively at May 31, 2017.

Other Financing Arrangements

We maintain a $50,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”).  On January 16, 2018, the Company amended the terms of the AR Facility, extending the maturity by one year to January 2019 and reducing the borrowing capacity from $100,000,000 to $50,000,000.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of May 31, 2018, no undivided ownership interests in this pool of accounts receivable had been sold.  Facility fees of $383,000, $354,000, and $540,000 were recognized within interest expense during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

We also maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders.  On February 16, 2018, the Company amended the terms of the Credit Facility, extending the maturity by three years to February 2023. Debt issuance costs of $805,000 were incurred as a result of the renewal.  These costs have been deferred and will be amortized over the life of the Credit Facility to interest expense.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Overnight Bank Funding rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at May 31, 2018.  As discussed in “Note F – Guarantees,” we provided $14,493,000 in letters of credit for third-party beneficiaries as of May 31, 2018.  While not drawn against at May 31, 2018, $13,245,000 of these letters of credit were issued against availability under the Credit Facility, leaving $486,755,000 available at May 31, 2018.

Note H – Comprehensive Income (Loss)

Other Comprehensive Income (Loss):  The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2018			2017			2016
(in thousands)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$12,744	$-	$12,744	$1,342	$-	$1,342	$4,716	$-	$4,716
Pension liability adjustment	1,875	(309)	1,566	3,400	(1,158)	2,242	(3,233)	1,175	(2,058)
Cash flow hedges	1,351	(392)	959	(4,522)	1,700	(2,822)	35,524	(13,316)	22,208
Other comprehensive income	$15,970	$(701)	$15,269	$220	$542	$762	$37,007	$(12,141)	$24,866

Accumulated Other Comprehensive Loss:  The components of the changes in accumulated other comprehensive loss for the fiscal years ended May 31, 2018 and May 31, 2017 were as follows:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2016	$(18,728)	$(17,061)	$7,224	$(28,565)
Other comprehensive income before reclassifications	1,370	2,841	7,669	11,880
Reclassification adjustments to income (a)	-	559	(12,191)	(11,632)
Income taxes	-	(1,158)	1,700	542
Balance at May 31, 2017	$(17,358)	$(14,819)	$4,402	$(27,775)
Other comprehensive income before reclassifications	12,371	1,402	14,980	28,753
Reclassification adjustments to income (a)	-	473	(13,629)	(13,156)
Reclassification of stranded tax effects	-	(2,818)	1,117	(1,701)
Current income tax effect	-	(309)	(392)	(701)
Balance at May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “Note P – Derivative Instruments and Hedging Activities.”

The estimated net amount of the gains in AOCI at May 31, 2018 expected to be reclassified into net earnings within the succeeding twelve months is $5,775,000 (net of tax of $1,751,000).  This amount was computed using the fair value of the cash flow hedges at May 31, 2018, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2018.

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

Common Shares:  On June 26, 2014, Worthington Industries, Inc. announced that on June 25, 2014, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to 10,000,000 of our outstanding common shares.  As of the end of the month of April, 2018 a total of 10,000,000 common shares had been repurchased under this authorization and, no further purchases may be made under this authorization. On September 27, 2017, the Board authorized the repurchase of up to an additional 6,828,855 common shares.   The total number of common shares available for repurchase at May 31, 2018 was 6,500,000.

During fiscal 2018, we repurchased 4,375,000 common shares having an aggregate cost of $204,267,000.  During fiscal 2017, no common shares were repurchased under the then-existing authorization.  During fiscal 2016, we repurchased 3,500,000 common shares having an aggregate cost of $99,847,000 under the then-existing authorization.

Common shares available for repurchase under the authorization currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.

On October 1, 2014, the Company amended its non-qualified deferred compensation plans for employees to require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the Company’s common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed.  For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares of the Company and cash in lieu of fractional common shares.  As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity.  The amounts recorded in equity totaled $1,218,000 and $1,259,000 during fiscal 2018 and fiscal 2017, respectively.  Prior to October 1, 2014, participant accounts credited to the theoretical common share option were settled in cash and classified as a liability in the Company’s consolidated balance sheets.

Note J – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors.  We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees.  A total of 2,958,967 of our common shares were authorized and available for issuance in connection with the stock-based compensation plans in place at May 31, 2018.

We recognized pre-tax stock-based compensation expense of $13,758,000 ($9,482,000 after-tax), $14,349,000 ($9,112,000 after-tax), and $15,836,000 ($10,056,000 after-tax) under the Plans during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  At May 31, 2018, the total unrecognized compensation cost related to non-vested awards was $14,312,000, which will be expensed over the next three fiscal years.

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

(in thousands, except per share amounts)	2018	2017	2016
Granted	90	111	154
Weighted average exercise price, per share	$47.76	$42.30	$30.92
Weighted average grant date fair value, per share	$14.99	$11.60	$9.55
Pre-tax stock-based compensation, net of forfeitures	$1,203	$1,146	$1,305

The weighted average fair value of stock options granted in fiscal 2018, fiscal 2017 and fiscal 2016 was based on the following weighted average assumptions:

	2018	2017	2016
Assumptions used:
Dividend yield	1.81%	2.59%	2.33%
Expected volatility	36.65%	36.86%	38.40%
Risk-free interest rate	1.98%	1.15%	1.98%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2018		2017		2016
(in thousands, except per share amounts)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,307	$20.99	3,306	$19.01	4,044	$18.25
Granted	90	47.76	111	42.30	154	30.92
Exercised	(371)	20.37	(1,076)	16.90	(874)	17.22
Forfeited	(7)	33.02	(34)	29.95	(18)	32.25
Outstanding, end of year	2,019	22.26	2,307	20.99	3,306	19.01
Exercisable at end of year	1,800	20.03	2,067	19.17	3,059	17.85

		Weighted
		Average
		Remaining	Aggregate
	Number of	Contractual	Intrinsic
	Stock Options	Life	Value
	(in thousands)	(in years)	(in thousands)
May 31, 2018
Outstanding	2,019	3.59	$51,858
Exercisable	1,800	3.06	$50,673

May 31, 2017
Outstanding	2,307	3.95	$48,509
Exercisable	2,067	3.47	$47,488

May 31, 2016
Outstanding	3,306	4.33	$61,178
Exercisable	3,059	4.01	$60,082

The total intrinsic value of stock options exercised during fiscal 2018 was $5,758,000.  The total amount of cash received from the exercise of stock options during fiscal 2018 was $3,864,000, and the related excess tax benefit realized from share-based payment awards was $4,075,000.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2018:

		Weighted Average
	Number of	Grant Date
	Stock Options	Fair Value
	(in thousands)	per share
Non-vested, beginning of year	240	$9.99
Granted	90	14.99
Vested	(104)	11.06
Forfeited	(7)	9.59
Non-vested, end of year	219	$11.55

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

The table below sets forth the service-based restricted common shares we granted during each of fiscal 2018, fiscal 2017 and fiscal 2016.  The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective vesting periods.

(in thousands, except per share amounts)	2018	2017	2016
Granted	176	525	217
Weighted average grant date fair value, per share	$47.88	$42.28	$29.49
Pre-tax stock-based compensation, net of forfeitures	$7,605	$19,841	$5,800

The following tables summarize the activity for our service-based restricted common shares for the years ended May 31:

	2018		2017		2016
(in thousands, except per share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	865	$39.49	698	$33.69	635	$33.65
Granted	176	47.88	525	42.28	217	29.49
Vested	(205)	40.96	(310)	31.81	(120)	24.14
Forfeited	(40)	41.58	(48)	38.82	(34)	34.53
Outstanding, end of year	796	40.80	865	39.49	698	33.69

Weighted average remaining contractual life of
outstanding restricted common shares (in years)	1.21		1.57		1.04

Aggregate intrinsic value of outstanding restricted
common shares	$38,160		$36,298		$26,059

Aggregate intrinsic value of restricted common shares
vested during the year	$10,330		$12,840		$3,527

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

The calculated pre-tax stock-based compensation expense was determined to be $1,603,000.  In fiscal 2016, 25,000 of these shares were cancelled.  At May 31, 2018, the remaining 25,000 restricted common shares were outstanding.

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ended or ending May 31, 2018, 2019 and 2020.  These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period.  The fair value of our performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2018, fiscal 2017 and fiscal 2016:

(in thousands, except per share amounts)	2018	2017	2016
Granted	54	67	87
Weighted average grant date fair value, per share	$50.61	$44.91	$31.12
Pre-tax stock-based compensation	$2,748	$2,995	$2,623

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

We also have one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan” or “defined benefit plan”).  The Gerstenslager Plan is a non‑contributory pension plan, which covers certain employees based on age and length of service.  Our contributions have complied with ERISA's minimum funding requirements.  Effective May 9, 2011, in connection with the formation of the ArtiFlex joint venture, the Gerstenslager Plan was frozen, which qualified as a curtailment under the applicable accounting guidance.  We did not recognize a gain or loss in connection with the curtailment of the Gerstenslager Plan.

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2018	2017	2016
Defined benefit plan:
Interest cost	$1,522	$1,527	$1,621
Actuarial (return) loss on plan assets	(1,361)	(2,224)	1,154
Net amortization and deferral	(20)	1,025	(2,664)
Net periodic pension cost on defined benefit plan	141	328	111
Defined contribution plans	14,972	14,542	13,300
Total retirement plan cost	$15,113	$14,870	$13,411

The following actuarial assumptions were used for our defined benefit plan:

	2018	2017	2016
To determine benefit obligation:
Discount rate	4.02%	3.94%	3.75%
To determine net periodic pension cost:
Discount rate	3.94%	3.75%	4.07%
Expected long-term rate of return	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

To calculate the discount rate we used the expected cash flows of the benefit payments and the Citigroup Pension Index.  The Gerstenslager Plan’s expected long-term rate of return in fiscal 2018, fiscal 2017 and fiscal 2016 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement.  In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status of the Gerstenslager Plan as of, and for the fiscal years ended May 31:

(in thousands)	2018	2017
Change in benefit obligation
Benefit obligation, beginning of year	$39,174	$41,168
Interest cost	1,522	1,527
Actuarial gain	(1,516)	(2,459)
Benefits paid	(1,170)	(1,062)
Benefits obligation, end of year	$38,010	$39,174

Change in plan assets
Fair value, beginning of year	$27,022	$25,566
Actuarial return on plan assets	1,361	2,224
Company contributions	-	294
Benefits paid	(1,171)	(1,062)
Fair value, end of year	27,212	27,022
Funded status	$(10,798)	$(12,152)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(10,798)	$(12,152)
Accumulated other comprehensive loss	16,343	17,839

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	16,343	17,839
Total	$16,343	$17,839

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal years ended May 31:

(in thousands)	2018	2017
Net actuarial gain	$1,023	$2,926
Amortization of net loss	473	559
Total recognized in other comprehensive income	$1,496	$3,485
Total recognized in net periodic benefit cost and other comprehensive income	$1,355	$3,157

The estimated net loss for the defined benefit plan that will be amortized from AOCI into net periodic pension cost during fiscal 2019 is $441,000.

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

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2018:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$291	$291	$-	$-
Bond funds	14,887	14,887	-	-
Equity funds	12,034	12,034	-	-
Total	$27,212	$27,212	$-	$-

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2017:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$294	$294	$-	$-
Bond funds	14,613	14,613	-	-
Equity funds	12,115	12,115	-	-
Total	$27,022	$27,022	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31,	May 31,
	2018	2017
Asset category:
Equity securities	44%	45%
Debt securities	55%	54%
Other	1%	1%
Total	100%	100%

Equity securities include no employer stock.  The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants;  (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plan’s liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments.  We have already contributed $104,000 in fiscal 2019 and have five contributions planned for fiscal 2019 totaling $876,000.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit plan during the fiscal years noted:

(in thousands)
2019	$1,223
2020	$1,237
2021	$1,275
2022	$1,382
2023	$1,476
2024-2028	$9,066

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location.  Severance benefits must be paid to all employees hired before December 31, 2002.  Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings).  Service benefits are based on a percentage of compensation and years of service.  The accrued liability for these unfunded plans was $6,561,000 and $6,149,000 at May 31, 2018 and 2017, respectively, and was included in other liabilities on the consolidated balance sheets.  Net periodic pension cost for these plans was $601,000, $554,000, and $617,000, for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The assumed salary rate increase was 2.75%, 2.75%, and 2.75% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  The discount rate at May 31, 2018, 2017 and 2016 was 1.80%, 1.60%, and 1.75%, respectively.  Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note L – Income Taxes

On December 22, 2017, the TCJA was enacted into federal law. The TCJA significantly revised the U.S. corporate income tax system by lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the TCJA added several new provisions including changes to bonus depreciation, the deduction for executive compensation, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII, do not apply to the Company until June 1, 2018. The Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries for the new tax. The two material items that impacted the Company for fiscal 2018 were the reduction in the tax rate and a one-time mandatory deemed repatriation tax imposed on the Company’s unremitted foreign earnings. Due to the Company’s fiscal year, the Company’s fiscal 2018 U.S. federal blended statutory income tax rate is 29.2%. The Company’s U.S. federal statutory income tax rate will be 21.0% starting June 1, 2018.

Consistent with applicable Securities and Exchange Commission guidance in Staff Accounting Bulletin 118 (“SAB118”), the Company has made a reasonable estimate of the one-time mandatory deemed repatriation tax required by the TCJA. As such, the Company recognized a provisional income tax expense of $6.9 million for the one-time mandatory deemed repatriation tax for fiscal 2018.  SAB118 allows companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the TCJA in their consolidated financial statements.  The Company considers key estimates on the deemed repatriation tax to be incomplete due to our continuing analysis of final year-end data and the impact of expected further authoritative guidance and interpretations.  We expect to complete our analysis of the amount recorded within the measurement period of one year from the enactment of the TCJA.

Earnings before income taxes for the three fiscal years ended May 31 include the following components:

(in thousands)	2018	2017	2016
United States based operations	$177,088	$266,222	$180,467
Non – United States based operations	31,982	30,905	36,148
Earnings before income taxes	209,070	297,127	216,615
Less: Net earnings attributable to noncontrolling interests*	6,056	13,422	13,913
Earnings before income taxes attributable to controlling interest	$203,014	$283,705	$202,702

*	Net earnings attributable to noncontrolling interests are not taxable to Worthington.

Significant components of income tax expense (benefit) for the fiscal years ended May 31 were as follows:

(in thousands)	2018	2017	2016
Current
Federal	$33,261	$50,200	$42,837
State and local	3,292	2,954	2,157
Foreign	9,904	7,593	6,639
	46,457	60,747	51,633
Deferred
Federal	(34,442)	18,177	7,584
State and local	388	476	934
Foreign	(4,183)	(210)	(1,164)
	(38,237)	18,443	7,354
	$8,220	$79,190	$58,987

The tax benefit related to the purchase of noncontrolling interest in dHybrid Systems, LLC credited to additional paid-in capital was $539,000 for fiscal 2017.  Tax benefits (expense) related to defined benefit pension liability that were credited to (deducted from) OCI were $(309,000), $(1,158,000), and $1,175,000 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were $(392,000), $1,700,000, and $(13,316,000) for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

A reconciliation of the federal statutory corporate income tax rate to total tax provision follows:

	2018	2017	2016
Federal statutory corporate income tax rate	29.2%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.3	1.5	1.5
Non-U.S. income taxes at other than federal statutory rate	(1.4)	(1.4)	(3.0)
Qualified production activities deduction	(2.3)	(1.9)	(2.2)
Impact of tax reform (1)	(15.4)	-	-
Worthington Aritas write down	(4.8)	-	-
Excess benefit related to share-based payment awards	(2.0)	(5.7)	(1.6)
AMTROL acquisition	(1.9)	-	-
Other	0.3	0.4	(0.6)
Effective tax rate attributable to controlling interest	4.0%	27.9%	29.1%

(1)

Amount reflects the impact of the re-measurement of the Company’s deferred tax balances at the lower federal statutory corporate income tax rate, net of the mandatory deemed repatriation tax on unremitted foreign earnings.

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 3.9%, 26.7% and 27.2% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures and Worthington Aritas through May 23, 2018, which is the date we purchased the remaining 25% ownership interest.  The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation), and TWB’s wholly-owned foreign corporations, is reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits were $2,638,000, $2,975,000, and $2,827,000 as of May 31, 2018, 2017 and 2016, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $2,235,000 as of May 31, 2018.  Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes.  Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings.  As of May 31, 2018, 2017 and 2016, we had accrued liabilities of $271,000, $307,000 and $538,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at May 31, 2017	$2,975
Decreases - tax positions taken in prior years	(107)
Increases - tax positions taken in prior years	81
Increases - current tax positions	12
Settlements	(184)
Lapse of statutes of limitations	(139)
Balance at May 31, 2018	$2,638

Approximately $753,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal –2015 and forward

U.S. State and Local –2013 and forward

Austria – 2013 and forward

Canada –2014 and forward

Mexico – 2013 and forward

Portugal – 2014 and forward

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2018	2017
Deferred tax assets
Accounts receivable	$1,455	$2,157
Inventories	5,004	6,624
Accrued expenses	23,219	30,065
Net operating loss carry forwards	14,201	13,256
Tax credit carry forwards	811	3,206
Stock-based compensation	10,588	17,668
Other	502	205
Total deferred tax assets	55,780	73,181
Valuation allowance for deferred tax assets	(14,006)	(12,987)
Net deferred tax assets	41,774	60,194
Deferred tax liabilities
Property, plant and equipment	(74,512)	(42,599)
Investment in affiliated companies, principally due to undistributed earnings	(22,918)	(46,001)
Derivative contracts	(2,653)	(1,745)
Other	(1,879)	(4,149)
Total deferred tax liability	(101,962)	(94,494)
Net deferred tax liability	$(60,188)	$(34,300)

At May 31, 2018, we had tax benefits for state net operating loss carry forwards of $9,363,000 that expire from fiscal 2019 to the fiscal year ending May 31, 2038, tax benefits for foreign net operating loss carry forwards of $4,837,000 that expire from fiscal 2019 to the fiscal year ending May 31, 2023, tax benefits for foreign investment tax credit carry forwards of $649,000, that expire in the fiscal year ending May 31, 2025, and tax benefits for foreign income tax credit carry forwards of $162,000, that expire in the fiscal year ending May 31, 2028.

The valuation allowance for deferred tax assets of $14,006,000 at May 31, 2018 is associated primarily with the net operating loss carry forwards.  The valuation allowance includes $9,537,000 for state and $4,469,000 for foreign deferred tax assets.  The majority of the state valuation allowance relates to our facility in Decatur, Alabama. The foreign valuation allowance relates to the Company’s operations in Turkey.  Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note M – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended May 31:

(in thousands, except per share amounts)	2018	2017	2016
Numerator (basic & diluted):
Net earnings attributable to controlling interest - income available to
common shareholders	$194,794	$204,515	$143,715
Denominator:
Denominator for basic earnings per share attributable to controlling
interest - weighted average common shares	60,923	62,443	62,469
Effect of dilutive securities	2,119	2,431	2,286
Denominator for diluted earnings per share attributable to controlling
interest - adjusted weighted average common shares	63,042	64,874	64,755
Basic earnings per share attributable to controlling interest	$3.20	$3.28	$2.30
Diluted earnings per share attributable to controlling interest	$3.09	$3.15	$2.22

Stock options covering 188,504, 100,048, and 326,585 common shares for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive for those periods.

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

Effective June 1, 2017, we made certain organizational changes impacting the internal reporting and management structure of Worthington Steelpac Systems, LLC (“Packaging Solutions”).  As a result of these organizational changes, management responsibilities and internal reporting were realigned, moving Packaging Solutions from the Steel Processing operating segment to the Engineered Cabs operating segment.  Previously reported segment information has not been restated to conform to this new presentation and is immaterial for all periods presented.

Steel Processing: The Steel Processing reportable segment consists of the Worthington Steel business unit and includes three consolidated joint ventures: Spartan, TWB and WSP.  Spartan operates a cold-rolled, hot-dipped galvanizing line and TWB operates a laser welded blanking business.  WSP serves primarily as a toll processor for United States Steel Corporation and others.  Its services include slitting, blanking, cutting-to-length, laser blanking, laser welding, tension leveling and warehousing.  Worthington Steel is an intermediate processor of flat-rolled steel.  This operating segment’s processing capabilities include cold reducing, configured blanking, coil fed laser blanking, cutting-to-length, dry-lube, hot-dipped galvanizing, hydrogen annealing, laser welding, pickling, slitting, oscillate slitting, temper rolling, tension leveling, and non-metallic coating, including  acrylic and paint coating. Worthington Steel sells to customers principally in the automotive, aerospace, agricultural, appliance, construction, container, hardware, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors.  Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.  Steel Processing also includes the results of Packaging Solutions through May 31, 2017.  The percentage of our consolidated net sales generated by Steel Processing was approximately 63%, 69% and 65%, in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Pressure Cylinders: The Pressure Cylinders reportable segment consists of the Worthington Cylinders business unit and Worthington Aritas.  Worthington Aritas is a Turkish manufacturer of cryogenic pressure vessels for LNG and other gas storage applications.  During the fourth quarter of fiscal 2018, management committed to a plan to sell the Company’s cryogenics business in Turkey and the net assets of the asset group have been presented separately as assets held for sale in our consolidated balance sheets.  The percentage of our consolidated net sales generated by Pressure Cylinders was approximately 34%, 28% and 30% in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  We acquired AMTROL on June 2, 2017, which has been included in the Pressure Cylinders reportable segment since that date, and accounted for approximately 7% of our consolidated net sales in fiscal 2018.

Pressure Cylinders manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, well water and expansion tanks, and oil and gas equipment along with various accessories and related products for diversified end-use market applications.  The following is a description of these markets:

•

Industrial Products: This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas cylinders, cryogenic equipment, and systems and services for handling liquid gasses, and other specialty products. Cylinders in this market sector are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial cylinders hold fuel for uses such as cutting, brazing and soldering, semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems.  LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Cryogenic equipment and systems include LNG systems for marine and mining applications, liquid nitrogen storage freezers and shipping containers for organic specimens in healthcare markets, and tanks, trailers, and regasification plants for liquefied nitrogen, oxygen, argon, hydrogen, and natural gas. Specialty products include a variety of fire suppression and chemical tanks.

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand held torches and accessories such as solder and brazing rods, and Balloon Time® helium-filled balloon kits, well water tanks and expansion tanks. These products are sold primarily to mass merchandisers and distributors.

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

Engineered Cabs: The Engineered Cabs reportable segment consists of the Worthington Industries Engineered Cabs business unit, a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications for heavy mobile equipment used primarily in the agricultural, construction, forestry, military and mining industries.  Engineered Cabs’ product design, engineering support and broad manufacturing capabilities enable it to produce cabs and structures used in products ranging from small utility equipment to large earthmovers.  Engineered Cabs also includes Packaging Solutions, effective June 1, 2017.  Packaging Solutions designs and manufactures reusable custom steel platforms, racks and pallets for supporting, protecting and handling products throughout the shipping process.  For fiscal 2018, fiscal 2017 and fiscal 2016, the percentage of our consolidated net sales generated by the Engineered Cabs operating segment was approximately 3%, 3%, and 4%, respectively.

Other: The Other category includes the former Worthington Energy Innovations operating segment, as it did not meet the quantitative thresholds for separate disclosure prior to disposal of a 65% stake effective March 31, 2018.  Certain income and expense items not allocated to our operating segments are also included in Other, including costs associated with our captive insurance company.  The Other category also includes the results of our former Construction Services operating segment, on a historical basis, through May 31, 2016.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.”  We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2018	2017	2016
Net sales
Steel Processing	$2,252,771	$2,074,869	$1,843,661
Pressure Cylinders	1,206,183	829,846	844,898
Engineered Cabs	116,631	101,388	121,946
Other	6,035	8,005	9,209
Total net sales	$3,581,620	$3,014,108	$2,819,714

Operating income (loss)
Steel Processing	$152,690	$170,481	$112,001
Pressure Cylinders	23,396	54,098	28,375
Engineered Cabs	(11,305)	(7,685)	(19,331)
Other	(23,171)	(3,773)	1,007
Total operating income	$141,610	$213,121	$122,052

Depreciation and amortization
Steel Processing	$43,331	$42,861	$38,523
Pressure Cylinders	46,691	31,052	32,403
Engineered Cabs	5,415	5,197	6,205
Other	7,922	7,683	7,568
Total depreciation and amortization	$103,359	$86,793	$84,699

Impairment of goodwill and long-lived assets
Steel Processing	$-	$-	$-
Pressure Cylinders	53,883	-	22,962
Engineered Cabs	-	-	3,000
Other	7,325	-	-
Total impairment of goodwill and long-lived assets	$61,208	$-	$25,962

Restructuring and other expense (income), net
Steel Processing	$(10,087)	$1,828	$4,110
Pressure Cylinders	2,365	3,411	392
Engineered Cabs	(78)	1,219	3,570
Other	379	(47)	(895)
Total restructuring and other expense (income), net	$(7,421)	$6,411	$7,177

Total assets
Steel Processing	$999,238	$882,863	$819,853
Pressure Cylinders	1,147,268	766,611	787,786
Engineered Cabs	66,456	62,141	75,124
Other	408,825	613,729	378,501
Total assets	$2,621,787	$2,325,344	$2,061,264

Capital expenditures
Steel Processing	$31,966	$40,775	$42,063
Pressure Cylinders	32,697	24,798	29,916
Engineered Cabs	2,067	755	6,945
Other	9,358	2,058	18,112
Total capital expenditures	$76,088	$68,386	$97,036

The following table presents net sales by geographic region for the fiscal years ended May 31:

(in thousands)	2018	2017	2016
North America	$3,275,090	$2,805,182	$2,662,196
International	306,530	208,926	157,518
Total	$3,581,620	$3,014,108	$2,819,714

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2018	2017
North America	$512,439	$501,776
International	72,531	68,713
Total	$584,970	$570,489

Note O – Acquisitions

AMTROL

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

The following table summarized the consideration transferred for the assets of AMTROL and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

		Measurement
	Preliminary	Period	Revised
(in thousands)	Valuation	Adjustments	Valuation
Cash	$6,893	$-	$6,893
Accounts receivable	40,212	-	40,212
Inventories	37,249	-	37,249
Prepaid expenses	981	-	981
Other assets	2,550	-	2,550
Intangible assets	166,000	-	166,000
Property, plant and equipment	52,870	-	52,870
Total assets	306,755	-	306,755
Accounts payable	25,945	-	25,945
Accrued liabilities	21,016	-	21,016
Long-term debt including current maturities	2,287	-	2,287
Other accrued items	3,993	1,501	5,494
Deferred income taxes, net	64,495	(966)	63,529
Net identifiable assets	189,019	(535)	188,484
Goodwill	102,902	535	103,437
Purchase price	$291,921	$-	$291,921

Operating results of AMTROL have been included in the Company’s consolidated statements of earnings since the date of the acquisition.  During the fiscal year ended May 31, 2018, AMTROL contributed net sales of $265,198,000 and operating income of $18,899,000.

The following unaudited pro forma information presents consolidated financial information as if AMTROL had been acquired at the beginning of fiscal 2017.  Depreciation and amortization expense included in the pro forma results reflect the acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of AMTROL assuming a June 1, 2016 acquisition date.  Adjustment has also been made for the acquisition-related costs incurred in each period presented.  Pro forma results for the fiscal year ended May 31, 2018 have also been adjusted to remove the impact of the acquisition-date fair value adjustments to inventories and accrued severance costs related to headcount reductions at AMTROL initiated during the first quarter of fiscal 2018, as discussed in “Note D – Restructuring and Other Expense (Income), Net.”  The pro forma adjustments noted above have been adjusted for the applicable income tax impact.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of June 1, 2016

(in thousands, except per share amounts)	2018	2017
Net sales	$3,581,620	$3,263,315
Net earnings attributable to controlling interest	$199,038	$215,182
Diluted earnings per share attributable to controlling interest	$3.16	$3.32

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

Refer to "Note Q – Fair Value Measurements" for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2018:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging
instruments:
Commodity contracts	Receivables	$6,385	Accounts payable	$-
	Other assets	68	Other liabilities	-
Totals		$6,453		$-

Derivatives not designated as hedging
instruments:
Commodity contracts	Receivables	$4,749	Accounts payable	$613
	Other assets	221	Other liabilities	158
		4,970		771
Foreign exchange contracts	Receivables	-	Accounts payable	75
Totals		$4,970		$846
Total derivative instruments		$11,423		$846

The amounts in the table above reflect the fair value of the Company’s derivative contracts on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $351,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at May 31, 2018:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$15,276	June 2018 - June 2019

The following table summarizes the gain recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges during fiscal 2018 and fiscal 2017:

				Location of
		Location of		Gain	Gain
		Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
	Gain	Reclassified	Reclassified	Portion)	Portion)
	Recognized	from	from	Excluded	Excluded
	in OCI	AOCI	AOCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the fiscal year ended
May 31, 2018:
Interest rate contracts	$3,363	Interest expense	$(407)	Interest expense	$-
Commodity contracts	11,620	Cost of goods sold	14,034	Cost of goods sold	-
Totals	$14,983		$13,627		$-

For the fiscal year ended
May 31, 2017:
Interest rate contracts	$26	Interest expense	$(211)	Interest expense	$-
Commodity contracts	7,643	Cost of goods sold	12,402	Cost of goods sold	-
Totals	$7,669		$12,191		$-

The estimated net amount of the gains in AOCI at May 31, 2018 expected to be reclassified into net earnings within the succeeding twelve months is $5,775,000 (net of tax of $1,751,000).  This amount was computed using the fair value of the cash flow hedges at May 31, 2018, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2019.

Economic (Non-designated) Hedges

We enter into foreign exchange contracts to manage our foreign exchange exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment.  We also enter into certain commodity contracts that do not qualify for hedge accounting treatment.  Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes our economic (non-designated) derivative instruments outstanding at May 31, 2018:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$31,814	June 2018 - December 2019
Foreign exchange contracts	10,448	June 2018 - August 2018

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2018 and fiscal 2017:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
(in thousands)	Recognized in Earnings	2018	2017
Commodity contracts	Cost of goods sold	$6,284	$3,749
Foreign exchange contracts	Miscellaneous income, net	(264)	(553)
Total		$6,020	$3,196

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2018, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative contracts (1)	$-	$11,423	$-	$11,423
Total Assets	$-	$11,423	$-	$11,423

Liabilities
Derivative contracts (1)	$-	$846	$-	$846
Total liabilities	$-	$846	$-	$846

At May 31, 2017, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative contracts (1)	$-	$8,326	$-	$8,326
Total assets	$-	$8,326	$-	$8,326

Liabilities
Derivative contracts (1)	$-	$1,142	$-	$1,142
Contingent consideration obligation (2)	-	-	585	585
Total liabilities	$-	$1,142	$585	$1,727

(1)

The fair value of our derivative contracts was based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities.  Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows.  Refer to “Note P – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

(2)

The fair value of the contingent consideration obligation was determined using a probability weighted cash flow approach based on management’s projections of future cash flows of the acquired business.  The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements.

Non-Recurring Fair Value Measurements

At May 31, 2018, our assets measured at fair value on a non-recurring basis were categorized as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$30,000	$-	$30,000
Total assets	$-	$30,000	$-	$30,000

(1)

During the fourth quarter of fiscal 2018, management committed to a plan to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment assets within Pressure Cylinders.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of Worthington Aritas exceeded its estimated fair market value of $9,000,000, resulting in an impairment charge of $42,422,000.  The book value of the oil & gas equipment asset group also exceeded its estimated fair market value of $21,000,000, resulting in an impairment charge of $10,497,000.

At May 31, 2017, there were no assets or liabilities measured at fair value on a non-recurring basis on the Company’s consolidated balance sheet.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature.  The fair value of long-term debt, including current maturities, based upon models utilizing primarily market observable (Level 2) inputs and credit risk, was $757,069,000 and $618,059,000 at May 31, 2018 and 2017, respectively.  The carrying amount of long-term debt, including current maturities, was $750,368,000 and $578,487,000 at May 31, 2018 and 2017, respectively.

Note R – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements.  Rent expense under operating leases was $16,277,000, $13,519,000 and $14,683,000 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2018, were as follows:

(in thousands)
2019	$11,348
2020	8,839
2021	6,774
2022	5,825
2023	5,097
Thereafter	5,508
Total	$43,391

Note S – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices.  Net sales to affiliated companies for fiscal 2018, fiscal 2017 and fiscal 2016 totaled $57,382,000, $56,588,000, and $32,496,000, respectively.  Purchases from affiliated companies for fiscal 2018, fiscal 2017 and fiscal 2016 totaled $7,292,000, $7,145,000, and $15,737,000, respectively.  Accounts receivable from affiliated companies were $2,479,000 and $4,616,000 at May 31, 2018 and 2017, respectively.  Accounts payable to affiliated companies were $76,000 at May 31, 2017.

Note T – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2018 and fiscal 2017:

(in thousands, except per share)	Three Months Ended
Fiscal 2018	August 31	November 30	February 28	May 31
Net sales	$848,237	$871,266	$841,657	$1,020,460
Gross margin	132,778	140,079	127,055	162,946
Impairment of goodwill and long-lived assets (1)		8,289	-	52,919
Net earnings	48,074	41,622	78,297	32,857
Net earnings attributable to controlling interest	45,534	39,403	79,087	30,770
Basic earnings per share - controlling interest	$0.73	$0.64	$1.31	$0.52
Diluted earnings per share - controlling interest	$0.70	$0.62	$1.27	$0.50

Fiscal 2017	August 31	November 30	February 28	May 31
Net sales	$737,549	$727,780	$703,436	$845,343
Gross margin	147,282	122,803	110,990	154,830
Net earnings	68,536	49,867	38,951	60,583
Net earnings attributable to controlling interest	65,567	46,565	35,889	56,494
Basic earnings per share - controlling interest	$1.06	$0.75	$0.57	$0.90
Diluted earnings per share - controlling interest	$1.02	$0.72	$0.55	$0.87

(1)	For additional information regarding the Company’s impairment activity, refer to “Note C – Goodwill and Other Long-Lived Assets.”

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COL. A.	COL. B.	COL. C.		COL. D.	COL. E.
Description	Balance at Beginning of Period	Additions		Deductions – Describe (B)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts – Describe (A)

Year Ended May 31, 2018:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,444,000	$11,000	$-	$2,823,000	$632,000
Year Ended May 31, 2017:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,579,000	$269,000	$-	$1,404,000	$3,444,000
Year Ended May 31, 2016:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,085,000	$1,556,000	$394,000	$456,000	$4,579,000

Note A – Miscellaneous amounts.

Note B – Uncollectable accounts charged to the allowance.  For fiscal 2018, the balance also includes $1,215,000 related to Worthington Aritas that was reclassified to assets held for sale.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2018).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2018) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2018, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The scope of the assessment included all of the consolidated operations of the Company except for those of New AMTROL Holdings, Inc. and its subsidiaries (collectively, “AMTROL”). AMTROL was acquired on June 2, 2017.  The total assets and net sales of AMTROL represented $418.6 million and $265.2 million of consolidated total assets and consolidated net sales of the Company, respectively, as of and for the year ended May 31, 2018.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2018.  The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of Worthington Industries, Inc.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Worthington Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2018, and 2017, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2018, and related notes and financial statement schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated July 30, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired New AMTROL Holdings, Inc. and its subsidiaries (AMTROL) during the year ended May 31, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018, AMTROL’s internal control over financial reporting associated with total assets of $418.6 million and net sales of $265.2 million included in the consolidated financial statements of the Company as of and for the year ended May 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of AMTROL.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/KPMG LLP

Columbus, Ohio
July 30, 2018

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 27, 2018 (the “2018 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1:  ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2018 Annual Meeting (“Worthington Industries’ Definitive 2018 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2018 (the fiscal year ended May 31, 2018).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Section 16(a) Beneficial Ownership Reporting Compliance” in Worthington Industries’ Definitive 2018 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1:  ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2018 Proxy Statement.  These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2017 Annual Meeting of Shareholders held on September 27, 2017.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S‑K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1:  ELECTION OF DIRECTORS –Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2018 Proxy Statement.

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

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors of Worthington Industries has adopted a Code of Conduct covering the directors, officers and employees of Worthington Industries and its subsidiaries, including Worthington Industries’ Chairman of the Board and Chief Executive Officer (the principal executive officer), Worthington Industries’ Executive Vice President and Chief Financial Officer (the principal financial officer) and Worthington Industries’ Controller (the principal accounting officer).  The Registrant will disclose the following events, if they occur, in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of Worthington Industries’ Code of Conduct that (i) applies to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S‑K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K.  In addition, Worthington Industries will disclose any waivers from the provisions of the Code of Conduct granted to a director or an executive officer of Worthington Industries in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Corporate Governance” page of the “Investor Center” section of Worthington Industries’ Internet web site located at www.worthingtonindustries.com.  In addition, a copy of the Code of Conduct was filed as Exhibit 14 to Worthington Industries’ Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2018 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2018 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Worthington Industries’ Definitive 2018 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2018 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2018 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2018 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Director Independence” and “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2018 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Worthington Industries’ Definitive 2018 Proxy Statement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2018 and 2017

Consolidated Statements of Earnings for the fiscal years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Equity for the fiscal years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2018, 2017 and 2016

(2)Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required or the required information has been presented in the aforementioned consolidated financial statements or notes thereto.

(3)Exhibits Required by Item 601 of Regulation S-K:

The documents listed below are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit	Description of Exhibit	Location

2.1

Agreement and Plan of Merger, dated as of June 2, 2017, by and among Worthington Steel of Michigan, Inc., Worthington Rhode Island Corporation, New AMTROL Holdings, Inc. and Aqua Stockholder Representative, LLC, as Stockholder Representative ☨

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc., an Ohio corporation (the “Registrant”), dated June 6, 2017 and filed with the SEC on the same date  (SEC File No. 1-8399)

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 P	Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

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

Exhibit	Description of Exhibit	Location

4.1

Second Amended and Restated Credit Agreement, dated as of February 16, 2018, among Worthington Industries, Inc., as a Borrower; Worthington Industries International S.à.r.l., as a Borrower; PNC Bank, National Association, as a Lender, the Swingline Lender, an Issuing Bank and Administrative Agent; JPMorgan Chase Bank, N.A., as a Lender and Syndication Agent; Bank of America, N.A.; Branch Banking and Trust Company; U.S. Bank National Association; Wells Fargo Bank, National Association; Fifth Third Bank; The Huntington National Bank; and The Northern Trust Company, as Lenders (collectively with PNC Bank, National Association and JPMorgan Chase Bank, N.A., the “Lenders”); with Bank of America, N.A., Branch Banking and Trust Company, U.S. Bank National Association and Wells Fargo Bank, National Association serving as Co-Documentation Agents; and JPMorgan Chase Bank, N.A. and PNC Capital Markets LLC serving as Joint Bookrunners and Joint Lead Arrangers

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 22, 2018 and filed with the SEC on the same date (SEC File No. 1-8399)

4.2	Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.3	First Supplemental Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.4	Form of 6.50% Global Note due April 15, 2020 (included as Exhibit A in Exhibit 4.3 incorporated by reference in this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

4.5	Second Supplemental Indenture, dated as of April 15, 2014, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

4.6	Form of 4.55% Global Note due April 15, 2026 (included as Exhibit A in Exhibit 4.5 incorporated by reference in this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7	Third Supplemental Indenture, dated as of July 28, 2017, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

4.8	Form of 4.300% Global Note due August 1, 2032 (included as Exhibit A in Exhibit 4.7 incorporated by reference in this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399)

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

4.10	Form of 4.60% Senior Note due August 10, 2024 (included as Exhibit A in Exhibit 4.9 incorporated by reference in this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2012 and filed with the SEC on the same date (SEC File No. 1-8399)

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

4.12	Agreement to furnish instruments and agreements defining rights of holders of long-term debt to the Securities and Exchange Commission upon request	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.7	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.8	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.10	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.12	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.13	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.14

First Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (First Amendment effective as of June 26, 2013; performance goals approved by shareholders on September 26, 2013)*

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.15	Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment effective as of September 26, 2013)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.16	Third Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Third Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.17	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects the First Amendment, the Second Amendment and the Third Amendment thereto)*	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.18

Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options under the Worthington Industries, Inc. 1997 Long-Term Incentive Plan (now known as the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan)*

Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.19

Form of Letter Evidencing Performance Awards Granted and to be Granted under the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan with targets for three-fiscal-year periods ending on or after May 31, 2015*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.20

Form of Restricted Stock Award Agreement for awards granted after June 1, 2014 entered into by Worthington Industries, Inc. in order to evidence grants of restricted common shares on and after June 30, 2014 and prior to June 28, 2017, in each case which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

10.21

Form of Restricted Stock Award Agreement for awards granted after June 28, 2017 entered into by Worthington Industries, Inc. in order to evidence the grant, after June 28, 2017, of restricted common shares, in each case which will vest on the fourth anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.22

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore, in order to evidence the grant, effective June 24, 2014, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 1, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

10.23

Form of Restricted Stock Award Agreement for awards granted after June 28, 2017 to be entered into by Worthington Industries, Inc. in order to evidence the grant, after June 28, 2017, of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereto and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.24	Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (amendment and restatement effective November 1, 2008)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.25	First Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (First Amendment effective September 26, 2013)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.26	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2003 Stock Option Plan (Second Amendment effective June 28, 2017)*	Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

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

10.28	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amended and restated effective as of September 2016)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2016 and filed with the SEC on the same day (SEC File No. 1-8399)

10.29

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

10.30

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

10.31	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.32	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013) *	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.33	Second Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.34

Form of Non-Qualified Stock Option Award Agreement entered into by Worthington Industries, Inc. in order to evidence the grant of non-qualified stock options to executive officers of Worthington Industries, Inc. effective as of June 30, 2011 pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan and to be entered into by Worthington Industries, Inc. in order to evidence future grants of non-qualified stock options to executive officers pursuant to the Worthington Industries, Inc. 2010 Stock Option Plan*

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the SEC on the same date (SEC File No. 1-8399)

10.35	Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.36	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 26, 2013)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.37

Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan) *

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.38

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.39

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.40

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, members of various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (SEC File No. 1-8399)

10.41

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.42

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.43

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.44

Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

10.45

Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.46

Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.47

Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.48

Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.49

Amendment No. 11 to Receivables Purchase Agreement, dated as of May 6, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.50

Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.51

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (SEC File No. 1-8399)

10.52

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.53

Amendment No. 15 to Receivables Purchase Agreement, dated as of October 11, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.54

Amendment No. 16 to Receivables Purchase Agreement, dated as of May 23, 2014, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.55

Amendment No. 17 to Receivables Purchase Agreement, dated as of January 16, 2015, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.56

Amendment No. 18 to Receivables Purchase Agreement, dated as of January 16, 2018, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018 (SEC File No. 1-8399)

10.57	Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.58	Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.59	Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.60

Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.61

Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.62

Amendment No. 5, dated as of May 6, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, The Gerstenslager Company and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.63	Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.64

Amendment No. 7, dated as of January 16, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Advanced Component Technologies, Inc., Worthington Cylinders Mississippi, LLC, Worthington Steel of Kentucky, L.L.C., The Worthington Steel Company (North Carolina), and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.65	Amendment No. 8, dated as of February 18, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.66	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.67	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.68	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2013 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.69	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.70	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.71	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.72	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.73	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.74	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for Named Executive Officers*	Filed herewith

10.75	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc. *	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.76	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each non-employee director of Worthington Industries, Inc. *	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

14	Worthington Industries, Inc. Code of Conduct	Incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015	Filed herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

Exhibit	Description of Exhibit	Location

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

☨

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
#

Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2018 of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2018 and 2017;
(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2018, 2017 and 2016;
(iii)	Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2018, 2017 and 2016;
(iv)	Consolidated Statements of Equity for the fiscal years ended May 31, 2018, 2017 and 2016;
(v)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2018, 2017 and 2016; and
(vi)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2018, 2017 and 2016.

(b)	Exhibits: The documents listed in Item 15(a)(3) above are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.
(c)	Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above is filed with this Annual Report on Form 10-K.

Item 16. – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2018	By:	/s/ John P. McConnell
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell	July 30, 2018	Director, Chairman of the Board and Chief
John P. McConnell		Executive Officer (Principal Executive Officer)

/s/ B. Andrew Rose	July 30, 2018	Executive Vice President and Chief Financial
B. Andrew Rose		Officer (Principal Financial Officer)

/s/ Richard G. Welch	July 30, 2018	Controller
Richard G. Welch		(Principal Accounting Officer)

*	*	Director
Kerrii B. Anderson

*	*	Director
John B. Blystone

*	*	Director
Mark C. Davis

*	*	Director
Michael J. Endres

*	*	Director
Ozey K. Horton, Jr.

*	*	Director
Peter Karmanos, Jr.

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

*

The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ John P. McConnell	Date: July 30, 2018
John P. McConnell
Attorney-In-Fact