Form 10-Q
period 2018-08-31
WORTHINGTON INDUSTRIES INC
filed 2018-10-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On September 30, 2018, the number of Common Shares, without par value, issued and outstanding was 59,165,664.

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

•	the successful sale of the WAVE international business;
•	projected capacity and the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to maintain margins and capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expectations for generating improving and sustainable earnings, earnings potential, margins or shareholder value;
•	the expected impact of the provisions of the Tax Cuts and Jobs Act (the “TCJA”) on the Company;
•	effects of judicial rulings; and
•	other non-historical matters.

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
•

other risks described from time to time in the filings of Worthington Industries, Inc. with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 and in “PART II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 31,	May 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$96,843	$121,967
Receivables, less allowances of $622 and $632 at August 31, 2018
and May 31, 2018, respectively	564,612	572,689
Inventories:
Raw materials	270,126	237,471
Work in process	120,722	122,977
Finished products	103,268	93,579
Total inventories	494,116	454,027
Income taxes receivable	6,349	1,650
Assets held for sale	7,655	30,655
Prepaid expenses and other current assets	60,846	60,134
Total current assets	1,230,421	1,241,122
Investments in unconsolidated affiliates	221,144	216,010
Goodwill	344,467	345,183
Other intangible assets, net of accumulated amortization of $79,077 and
$74,922 at August 31, 2018 and May 31, 2018, respectively	209,602	214,026
Other assets	20,478	20,476
Property, plant and equipment:
Land	24,193	24,229
Buildings and improvements	302,153	300,542
Machinery and equipment	1,040,410	1,030,720
Construction in progress	39,463	32,282
Total property, plant and equipment	1,406,219	1,387,773
Less: accumulated depreciation	822,156	802,803
Total property, plant and equipment, net	584,063	584,970
Total assets	$2,610,175	$2,621,787

Liabilities and equity
Current liabilities:
Accounts payable	$478,205	$473,485
Accrued compensation, contributions to employee benefit plans and
related taxes	66,055	96,487
Dividends payable	14,584	13,731
Other accrued items	59,383	57,125
Income taxes payable	2,042	4,593
Current maturities of long-term debt	1,327	1,474
Total current liabilities	621,596	646,895
Other liabilities	71,225	74,237
Distributions in excess of investment in unconsolidated affiliate	52,133	55,198
Long-term debt	748,731	748,894
Deferred income taxes, net	79,116	60,188
Total liabilities	1,572,801	1,585,412
Shareholders' equity - controlling interest	919,519	918,769
Noncontrolling interests	117,855	117,606
Total equity	1,037,374	1,036,375
Total liabilities and equity	$2,610,175	$2,621,787

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2018	2017
Net sales	$988,107	$848,237
Cost of goods sold	845,110	715,459
Gross margin	142,997	132,778
Selling, general and administrative expense	90,641	88,249
Impairment of long-lived assets	2,381	-
Restructuring and other expense (income), net	(936)	2,304
Operating income	50,911	42,225
Other income (expense):
Miscellaneous income, net	265	348
Interest expense	(9,728)	(8,807)
Equity in net income of unconsolidated affiliates	30,008	27,306
Earnings before income taxes	71,456	61,072
Income tax expense	14,498	12,998
Net earnings	56,958	48,074
Net earnings attributable to noncontrolling interests	2,016	2,540
Net earnings attributable to controlling interest	$54,942	$45,534

Basic
Average common shares outstanding	58,731	62,444
Earnings per share attributable to controlling interest	$0.94	$0.73

Diluted
Average common shares outstanding	60,621	64,590
Earnings per share attributable to controlling interest	$0.91	$0.70

Common shares outstanding at end of period	58,389	62,144

Cash dividends declared per share	$0.23	$0.21

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2018	2017
Net earnings	$56,958	$48,074
Other comprehensive income (loss):
Foreign currency translation	(3,695)	15,872
Pension liability adjustment, net of tax	(97)	(6)
Cash flow hedges, net of tax	(1,970)	1,887
Other comprehensive income (loss)	(5,762)	17,753
Comprehensive income	51,196	65,827
Comprehensive income attributable to noncontrolling interests	1,999	2,979
Comprehensive income attributable to controlling interest	$49,197	$62,848

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2018	2017
Operating activities:
Net earnings	$56,958	$48,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,493	25,365
Impairment of long-lived assets	2,381	-
Provision for deferred income taxes	18,934	7,934
Bad debt (income) expense	221	(62)
Equity in net income of unconsolidated affiliates, net of distributions	(10,019)	(7,755)
Net loss on assets	2,715	1,425
Stock-based compensation	3,156	3,407
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	13,409	62,678
Inventories	(43,337)	(34,696)
Prepaid expenses and other current assets	(8,419)	1,143
Other assets	(66)	(350)
Accounts payable and accrued expenses	(28,785)	(26,791)
Other liabilities	(1,196)	2,983
Net cash provided by operating activities	30,445	83,355

Investing activities:
Investment in property, plant and equipment	(19,434)	(18,013)
Acquisitions, net of cash acquired	-	(284,505)
Proceeds from sale of assets	20,277	427
Net cash provided (used) by investing activities	843	(302,091)

Financing activities:
Net proceeds from short-term borrowings, net of issuance costs	-	298
Proceeds from long-term debt, net of issuance costs	-	198,279
Principal payments on long-term debt	(430)	(219)
Payments for issuance of common shares, net of tax withholdings	(4,091)	(3,274)
Payments to noncontrolling interests	(2,320)	(720)
Repurchase of common shares	(36,852)	(45,076)
Dividends paid	(12,719)	(12,778)
Net cash provided (used) by financing activities	(56,412)	136,510

Decrease in cash and cash equivalents	(25,124)	(82,226)
Cash and cash equivalents at beginning of period	121,967	278,081
Cash and cash equivalents at end of period	$96,843	$195,855

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

The Company owns controlling interests in the following three joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2019 (“fiscal 2019”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (“fiscal 2018”) of Worthington Industries, Inc. (the “2018 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recently Adopted Accounting Standards

On June 1, 2018, the Company adopted new accounting guidance that replaces most existing revenue recognition guidance under U.S. GAAP.  See “NOTE B – Revenue Recognition” for further explanation related to this adoption, including newly required disclosures.

Recently Issued Accounting Standards

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings.  We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the new guidance on our ongoing financial reporting.

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

NOTE B – Revenue Recognition

Through the fiscal year ended May 31, 2018, in accordance with the Company’s historical accounting policies for revenue recognition, the Company recognized revenue upon transfer of title and risk of loss, or in the case of toll processing revenue, upon delivery of the goods, provided persuasive evidence of an arrangement existed, pricing was fixed or determinable and collectability was reasonably assured.  We provided, through charges to net sales, for returns and allowances based on experience and current customer activities.  We also provided, through charges to net sales, for customer rebates and sales discounts based on specific agreements and recent and anticipated levels of customer activity.

On June 1, 2018, the Company adopted new accounting guidance that replaces most existing revenue recognition guidance under U.S. GAAP, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”).  The new guidance was adopted using the modified retrospective approach as applied to customer contracts that were not complete at the date of adoption, with the cumulative effect recognized in retained earnings.  Comparative financial information for reporting periods beginning prior to June 1, 2018, has not been restated and continues to be reported under the previous accounting guidance.   The cumulative effect adjustment resulted from a change in the pattern of recognition for the Company’s toll processing and oil & gas equipment revenue streams, which previously were accounted for as point in time and now will be accounted for over time.

The following table outlines the cumulative effect of adopting the new revenue guidance:

(in thousands)	May 31, 2018 (As Reported)	Cumulative Effect of Topic 606 Adoption	June 1, 2018 (As Adjusted)
Consolidated Balance Sheet caption
Receivables	$572,689	$4,706	$577,395
Total inventories	454,027	(3,452)	450,575
Prepaid expenses and other current assets	60,134	944	61,078
Deferred income taxes, net	60,188	454	60,642
Retained earnings	637,757	1,174	638,931
Noncontrolling interests	117,606	570	118,176

Under the new guidance, the Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, including any variable consideration.  Under the new revenue guidance, the Company applies the following five step approach:  (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold at the time control is transferred to the customer.  Due to the short term nature of our contracts with customers, we have elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less.  When the Company satisfies (or partially satisfies) a performance obligation, prior to being able to invoice the customer, we recognize an unbilled receivable when the right to consideration is unconditional and a contract asset when the right to consideration is conditional.  Unbilled receivables and contract assets are included in receivables and prepaid and other current assets, respectively, on the consolidated balance sheets.  Additionally, we do not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product.  Payments from customers are generally due within 30 to 60 days of invoicing, which generally occurs upon shipment or delivery of the goods.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations.  The Company provides its customers with a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs.

With the exception of the toll processing and oil & gas equipment revenue streams, the Company recognizes revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery.

Generally, the Company receives and acknowledges purchase orders from its customers, which define the quantity, pricing, payment and other applicable terms and conditions.  In some cases, the Company receives a blanket purchase order from its customers, which includes pricing, payment and other terms and conditions, with quantities defined at the time each customer subsequently issues periodic releases against the blanket purchase order.

For the toll processing and oil & gas equipment revenue streams, the Company recognizes revenue over time.  Revenue is primarily measured using the cost-to-cost method, which the Company believes best depicts the transfer of control to the customer.  Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenues are recorded proportionally as costs are incurred. Under Topic 606, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Certain contracts contain variable consideration, which is not constrained, and primarily include estimated sales returns, customer rebates, and sales discounts which are recorded on an expected value basis.  These estimates are based on historical returns, analysis of credit memo data and other known factors.  The Company accounts for rebates by recording reductions to revenue for rebates in the same period the related revenue is recorded.  The amount of these reductions is based upon the terms agreed to with the customer.  The Company does not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price.

The following table summarizes net sales disaggregated by product class and timing of revenue recognition for the period presented:

(in thousands)	Reportable Segments
Three months ended August 31, 2018	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Product class:
Steel Processing
Direct	$626,862	$-	$-	$-	$626,862
Toll	33,625	-	-	-	33,625
Pressure Cylinders
Industrial products	-	152,847	-	-	152,847
Consumer products	-	116,823	-	-	116,823
Oil & gas equipment	-	30,683	-	-	30,683
Engineered Cabs	-	-	27,252	-	27,252
Other	-	-	-	15	15
Total	$660,487	$300,353	$27,252	$15	$988,107

Timing of revenue recognition:
Goods transferred at a point in time	$626,862	$289,034	$27,252	$15	$943,163
Goods and services transferred over time	33,625	11,319	-	-	44,944
Total	$660,487	$300,353	$27,252	$15	$988,107

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the period ended August 31, 2018 as if the Company continued to follow its accounting policies under the previous revenue recognition guidance.

	August 31, 2018
(in thousands)	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606
Consolidated Balance Sheet Assets
Receivables	$564,612	$(4,690)	$559,922
Total inventories	494,116	4,056	498,172
Prepaid expenses and other current assets	60,846	(1,823)	59,023
Liabilities and Equity
Deferred income taxes, net	79,116	(450)	78,666
Shareholders' equity - controlling interest	919,519	(1,413)	918,106
Noncontrolling interests	117,855	(594)	117,261

	Three months ended August 31, 2018
(in thousands)	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606
Consolidated Statement of Earnings
Net sales	$988,107	$(863)	$987,244
Cost of goods sold	845,110	604	845,714
Income tax expense	14,498	(4)	14,494
Net earnings	56,958	(263)	56,695
Net earnings attributable to noncontrolling interests	2,016	(24)	1,992
Net earnings attributable to controlling interest	54,942	(239)	54,703

NOTE C – Investments in Unconsolidated Affiliates

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

We received distributions from unconsolidated affiliates totaling $19,989,000 during the three months ended August 31, 2018.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $52,133,000 at August 31, 2018.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of, and for the periods presented:

	August 31,	May 31,
(in thousands)	2018	2018
Cash	$43,004	$52,812
Other current assets	717,270	590,578
Current assets for discontinued operations	37,474	37,640
Noncurrent assets	365,396	358,927
Total assets	$1,163,144	$1,039,957

Current liabilities	244,831	166,493
Current liabilities for discontinued operations	8,243	7,142
Short-term borrowings	36,215	26,599
Current maturities of long-term debt	43,131	23,243
Long-term debt	261,348	259,588
Other noncurrent liabilities	17,541	17,536
Equity	551,835	539,356
Total liabilities and equity	$1,163,144	$1,039,957

	Three Months Ended August 31,
(in thousands)	2018	2017
Net sales	$498,545	$442,624
Gross margin	103,812	86,235
Operating income	72,376	57,163
Depreciation and amortization	6,477	7,193
Interest expense	2,925	2,492
Income tax expense	4,525	1,348
Net earnings from continuing operations	64,894	51,061
Net earnings from discontinued operations	1,684	1,413
Net earnings	66,578	52,474

The amounts presented within the discontinued operations captions in the tables above reflect the international operations of our WAVE joint venture, which are being sold as part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  WAVE’s portion of the total sales proceeds is expected to be approximately $90,000,000.  The transaction is subject to regulatory approvals and other customary closing conditions.  During the current quarter, the parties agreed to extend the date by which certain competition clearance conditions were to be satisfied per the original purchase agreement.  In exchange, Knauf Group irrevocably agreed to fund the purchase price which was received by AWI in two distributions, the first on August 1, 2018, and the balance on September 15, 2018.  Despite the realization of the sales proceeds, there has been no change in the parent-subsidiary relationship and therefore, no change in control.  As a result, WAVE’s balance sheet at August 31, 2018, includes a $70,000,000 receivable within current assets for its portion of the proceeds received by AWI prior to quarter end, with an offsetting current liability for deferred proceeds.  This $70,000,000 was received by WAVE in September 2018 and subsequently distributed to the joint venture partners in equal amounts.

NOTE D – Impairment of Long-Lived Assets

As a result of changes in the facts and circumstances related to the planned sale of the Company’s cryogenics business in Turkey, Worthington Aritas, the Company lowered its estimate of fair value less cost to sell to $7,000,000 resulting in an impairment charge of $2,381,000 during the three months ended August 31, 2018.  Fair value was determined using observable (Level 2) inputs.

NOTE E – Restructuring and Other Expense (Income), net

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location.  Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption, in our consolidated statement of earnings is summarized below for the period presented:

	Balance, as of	Expense			Balance, as of
(in thousands)	May 31, 2018	(income)	Payments	Adjustments	August 31, 2018
Early retirement and severance	$1,116	$904	$(658)	$2	$1,364
Facility exit and other costs	-	122	-	10	132
	$1,116	1,026	$(658)	$12	$1,496
Net gain on sale of assets		(1,962)
Restructuring and other income, net		$(936)

Severance and facility exit costs in the table above resulted primarily from activities related to the ongoing consolidation of the Company’s industrial gas operations in Portugal following the acquisition of AMTROL in the prior year.  During the three months ended August 31, 2018, the Company also completed the sale of two oil & gas manufacturing facilities resulting in a net gain of $1,962,000.  The total liability associated with our restructuring activities as of August 31, 2018 is expected to be paid in the next twelve months.

NOTE F – Contingent Liabilities and Commitments

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

NOTE G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of August 31, 2018, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $8,118,000 at August 31, 2018.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $13,912,000 of outstanding stand-by letters of credit issued to third-party service providers at August 31, 2018.  No amounts were drawn against them at August 31, 2018.

NOTE H – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders.  On February 16, 2018, the Company amended the terms of the Credit Facility, extending the maturity by three years to February 2023.  Debt issuance costs of $805,000 were incurred as a result of the renewal.  These costs have been deferred and will be amortized over the life of the Credit Facility to interest expense.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at August 31, 2018.  As discussed in “NOTE G – Guarantees,” we provided $13,912,000 in letters of credit for third-party beneficiaries as of August 31, 2018.  While not drawn against at August 31, 2018, $12,800,000 of these letters of credit were issued against availability under the Credit Facility, leaving $487,200,000 available at August 31, 2018.

We also maintain a $50,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which matures in January 2019.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of August 31, 2018, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE I – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the three months ended August 31:

	Three months ended August 31,
	2018			2017
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(3,695)	$-	$(3,695)	$15,872	$-	$15,872
Pension liability adjustment	-	(97)	(97)	-	(6)	(6)
Cash flow hedges	(2,527)	557	(1,970)	2,993	(1,106)	1,887
Other comprehensive income (loss)	$(6,222)	$460	$(5,762)	$18,865	$(1,112)	$17,753

NOTE J – Changes in Equity

The following table summarizes the changes in equity by component and in total for the period presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2018	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	54,942	54,942	2,016	56,958
Other comprehensive loss	-	(5,745)	-	(5,745)	(17)	(5,762)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in NQ plans	152	-	-	152	-	152
Stock-based compensation	4,838	-	-	4,838	-	4,838
ASC 606 transition adjustment	-	-	1,174	1,174	570	1,744
Purchases and retirement of common shares	(4,003)	-	(32,849)	(36,852)	-	(36,852)
Cash dividends declared	-	-	(13,668)	(13,668)	-	(13,668)
Dividends to noncontrolling interest	-	-	-	-	(2,320)	(2,320)
Balance at August 31, 2018	$292,488	$(20,325)	$647,356	$919,519	$117,855	$1,037,374

On September 27, 2017, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  The total number of common shares available for repurchase at August 31, 2018 was 5,700,000.

The following table summarizes the changes in accumulated other comprehensive loss for the period presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
	Translation	Adjustment	Hedges	Loss
(in thousands)
Balance as of May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)
Other comprehensive loss before reclassifications	(3,678)	-	(31)	(3,709)
Reclassification adjustments to income (a)	-	-	(2,496)	(2,496)
Income taxes	-	(97)	557	460
Balance as of August 31, 2018	$(8,665)	$(16,168)	$4,508	$(20,325)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE K – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2018, we granted non-qualified stock options covering a total of 87,300 common shares under our stock-based compensation plans.  The option price of $42.91 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $12.55 per share.  The calculated pre-tax stock-based compensation expense for these stock options, after an estimate for forfeitures, is $975,000 and will be recognized on a straight-line basis over the three-year vesting period.  The following assumptions were used to value these stock options:

Dividend yield	2.01%
Expected volatility	33.04%
Risk-free interest rate	2.77%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2018, we granted an aggregate of 105,025 service-based restricted common shares under our stock-based compensation plans.  The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $43.09 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares, after an estimate for forfeitures, is $4,027,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2019, 2020 and 2021.  These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the three months ended August 31, 2018, we granted performance share awards covering an aggregate of 53,000 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,274,000 and will be recognized over the three-year performance period.

NOTE L – Income Taxes

Income tax expense for the three months ended August 31, 2018 and 2017 reflected estimated annual effective income tax rates of 23.2% and 30.5%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Worthington Aritas, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation) and TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2019 could be materially different from the forecasted rate as of August 31, 2018.

NOTE M – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2018	2017
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$54,942	$45,534
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	58,731	62,444
Effect of dilutive securities	1,890	2,146
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	60,621	64,590

Basic earnings per share attributable to controlling interest	$0.94	$0.73
Diluted earnings per share attributable to controlling interest	$0.91	$0.70

Stock options covering 148,004 common shares have been excluded from the computation of diluted earnings per share for the three months ended August 31, 2018 because the effect of their inclusion would have been “anti-dilutive” for the period.

NOTE N – Segment Operations

The following table presents summarized financial information for our reportable segments as of, and for the periods presented:

	Three Months Ended August 31,
(in thousands)	2018	2017
Net sales
Steel Processing	$660,487	$543,491
Pressure Cylinders	300,353	269,811
Engineered Cabs	27,252	31,946
Other	15	2,989
Total net sales	$988,107	$848,237

Operating income (loss)
Steel Processing	$39,660	$32,872
Pressure Cylinders	14,733	10,458
Engineered Cabs	(4,311)	(361)
Other	829	(744)
Total operating income	$50,911	$42,225

Impairment of long-lived assets
Steel Processing	$-	$-
Pressure Cylinders	2,381	-
Engineered Cabs	-	-
Other	-	-
Total impairment of long-lived assets	$2,381	$-

Restructuring and other expense (income), net
Steel Processing	$(9)	$279
Pressure Cylinders	(927)	1,877
Engineered Cabs	-	4
Other	-	144
Total restructuring and other expense (income), net	$(936)	$2,304

	August 31,	May 31,
(in thousands)	2018	2018
Total assets
Steel Processing	$1,029,852	$999,238
Pressure Cylinders	1,131,120	1,147,268
Engineered Cabs	64,333	66,456
Other	384,870	408,825
Total assets	$2,610,175	$2,621,787

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

Foreign Currency Exchange Risk Management – We conduct business in several major international currencies and are therefore subject to risks associated with changing foreign currency exchange rates.  We enter into various contracts that change in value as foreign currency exchange rates change to manage this exposure.  Such contracts limit exposure to both favorable and unfavorable currency exchange rate fluctuations.  The translation of foreign currencies into U.S. dollars also subjects us to exposure related to fluctuating currency exchange rates; however, derivative instruments are not used to manage this risk.

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

Refer to "NOTE P – Fair Value" for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2018:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$3,133	Accounts payable	$179
	Other assets	-	Other liabilities	36
Totals		$3,133		$215

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1,789	Accounts payable	$916
	Other assets	217	Other liabilities	438
		2,006		1,354
Foreign exchange contracts	Receivables	5	Accounts payable	-
Totals		$2,011		$1,354
Total derivative instruments		$5,144		$1,569

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $1,392,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2018:

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

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions.  These derivative instruments are designated and qualify as cash flow hedges.  Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.  The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at August 31, 2018:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$12,181	September 2018 - September 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges for the periods presented:

				Location of
		Location of		Gain	Gain
		Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
	Gain (Loss)	Reclassified	Reclassified	Portion)	Portion)
	Recognized	from	from	and Excluded	and Excluded
	in OCI	AOCI	AOCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months
ended August 31, 2018:
Commodity contracts	$(31)	Cost of goods sold	$2,543	Cost of goods sold	$-
Interest rate contracts	-	Interest expense	(47)	Interest expense	-
Totals	$(31)		$2,496		$-

For the three months
ended August 31, 2017:
Commodity contracts	$3,734	Cost of goods sold	$4,168	Cost of goods sold	$-
Interest rate contracts	3,064	Interest expense	(363)	Interest expense	-
Totals	$6,798		$3,805		$-

The estimated net amount of the losses recognized in AOCI at August 31, 2018 expected to be reclassified into net earnings within the succeeding twelve months is $3,847,000 (net of tax of $1,205,000).  This amount was computed using the fair value of the cash flow hedges at August 31, 2018, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2019 and May 31, 2020.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2018:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$27,961	September 2018 - February 2020
Foreign exchange contracts	6,647	September 2018 - May 2019

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended August 31,
(in thousands)	Recognized in Earnings	2018	2017
Commodity contracts	Cost of goods sold	$(2,197)	$2,334
Foreign exchange contracts	Miscellaneous income, net	(1,506)	(208)
Total		$(3,703)	$2,126

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

Recurring Fair Value Measurements

At August 31, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$5,144	$-	$5,144
Total assets	$-	$5,144	$-	$5,144

Liabilities
Derivative instruments (1)	$-	$1,569	$-	$1,569
Total liabilities	$-	$1,569	$-	$1,569

At May 31, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$11,423	$-	$11,423
Total assets	$-	$11,423	$-	$11,423

Liabilities
Derivative instruments (1)	$-	$846	$-	$846
Total liabilities	$-	$846	$-	$846

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

Non-Recurring Fair Value Measurements

At August 31, 2018, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$7,000	$-	$7,000
Total assets	$-	$7,000	$-	$7,000

At May 31, 2018, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$30,000	$-	$30,000
Total assets	$-	$30,000	$-	$30,000

1)

During the fourth quarter of fiscal 2018, management committed to a plan to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment assets within Pressure Cylinders. In accordance with the applicable accounting guidance, the net assets in each asset group were recorded at the lower of net book value or fair value less costs to sell.  The book value of Worthington Aritas exceeded its fair market value of $9,000,000, resulting in an impairment charge of $42,422,000.  The book value of the oil & gas equipment asset group also exceeded its estimated fair market value of $21,000,000, resulting in an impairment charge of $10,497,000.

During the first quarter of fiscal 2019, the Company completed the sale of the oil & gas equipment assets described above.  In addition, the Company lowered its estimate of the fair value of Worthington Aritas to $7,000,000, resulting in an impairment charge of $2,381,000.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $748,878,000 and $757,069,000 at August 31, 2018 and May 31, 2018, respectively. The carrying amount of long-term debt, including current maturities, was $750,058,000 and $750,368,000 at August 31, 2018 and May 31, 2018, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q, “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 and “PART II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q.  Our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (“fiscal 2018”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

As of August 31, 2018, excluding our joint ventures, we operated 35 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs.

As of August 31, 2018, we held equity positions in nine joint ventures, which operated 49 manufacturing facilities worldwide.  Three of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining six of these joint ventures are accounted for using the equity method.

Overview

The Company delivered net sales growth of 16% for the first quarter of fiscal 2019 over the comparable period of fiscal 2018 on higher average direct selling prices and higher direct volume in Steel Processing, and the combination of higher volume and an improved product mix in Pressure Cylinders.  Operating income was up $8.7 million, or 21%.  The impact of a higher gross margin was partially offset by higher selling, general and administrative (“SG&A”) expense, which was up $2.4 million, due primarily to higher wages, profit sharing and bonus expenses.

Equity in net income of unconsolidated affiliates (“equity income”) increased $2.7 million over the prior year quarter due primarily to higher contributions from ClarkDietrich.  We received cash distributions from unconsolidated joint ventures of $20.0 million during the first quarter of fiscal 2019.

Recent Business Developments

•

On November 20, 2017, the Company announced that its unconsolidated joint venture, WAVE agreed to sell its international operations to Knauf Group, a family-owned manufacturer of building materials headquartered in Germany, as part of a broader transaction between Knauf Group and Armstrong World Industries, Inc. (“AWI”), the other partner in the WAVE joint venture.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” for more information on this transaction.

•

On June 1, 2018, the Company announced certain organizational changes within Pressure Cylinders resulting in the consolidation of the alternative fuels business into the industrial products business unit.

•	On July 31, 2018, the Company sold the Garden City, Kansas and Dickinson, North Dakota oil & gas manufacturing facilities to Palmer Mfg. & Tank Inc. for $20.3 million, net of selling costs.
•

On August 22, 2018, the Company announced the retirement of Mark Russell, President and Chief Operating Officer (COO).  Andy Rose was named President, continuing as Chief Financial Officer.  Geoff Gilmore was named Executive Vice President and COO and will also continue to lead the Pressure Cylinders business.

•	On September 10, 2018, the Company announced the retirement of John Lamprinakos, President of Steel Processing. Geoff Gilmore will oversee the Steel Processing business.

•	On September 26, 2018, the Board declared a quarterly dividend of $0.23 per share payable on December 28, 2018, to shareholders of record on December 14, 2018.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the first quarter of each of fiscal 2019 and fiscal 2018 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 55% of Steel Processing’s net sales are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive market.

Approximately 14% of the net sales of our Steel Processing operating segment and 37% of the net sales of our Engineered Cabs operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 31% and 63% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial products, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor costs and assess demand in our major end markets:

	Three Months Ended August 31,
	2018	2017	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	8.3%	2.0%	6.3%
Hot-Rolled Steel ($ per ton) [2]	$900	$604	$296
Detroit Three Auto Build (000's vehicles) [3]	2,140	2,079	61
No. America Auto Build (000's vehicles) [3]	4,213	4,136	77
Zinc ($ per pound) [4]	$1.29	$1.26	$0.03
Natural Gas ($ per mcf) [5]	$2.88	$2.95	$(0.07)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.23	$2.54	$0.69
Crude Oil - WTI ($ per barrel) [6]	$69.02	$46.67	$22.35

[1]

2017 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products.  A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products.  Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy.  Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2019 (first quarter), fiscal 2018 and fiscal 2017:

	Fiscal Year
(Dollars per ton [1] )	2019	2018	2017
1st Quarter	$900	$604	$617
2nd Quarter	N/A	$608	$511
3rd Quarter	N/A	$674	$608
4th Quarter	N/A	$860	$636
Annual Avg.	$900	$687	$593

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the first quarter of fiscal 2019 or fiscal 2018.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the first quarter of fiscal 2019, vehicle production for the Detroit Three automakers was up 3%, while North American vehicle production as a whole was up 2% from the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2019 Compared to Fiscal 2018

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$988.1	100.0%	$848.2	100.0%	$139.9
Cost of goods sold	845.1	85.5%	715.5	84.4%	129.6
Gross margin	143.0	14.5%	132.7	15.6%	10.3
Selling, general and administrative expense	90.6	9.2%	88.2	10.4%	2.4
Impairment of long-lived assets	2.4	0.2%	-	0.0%	2.4
Restructuring and other expense (income), net	(0.9)	-0.1%	2.3	0.3%	(3.2)
Operating income	50.9	5.2%	42.2	5.0%	8.7
Miscellaneous income, net	0.3	0.0%	0.3	0.0%	-
Interest expense	(9.7)	-1.0%	(8.8)	-1.0%	0.9
Equity in net income of unconsolidated affiliates (1)	30.0	3.0%	27.3	3.2%	2.7
Income tax expense	(14.5)	-1.5%	(13.0)	-1.5%	1.5
Net earnings	57.0	5.8%	48.0	5.7%	9.0
Net earnings attributable to noncontrolling interests	2.1	0.2%	2.5	0.3%	(0.4)
Net earnings attributable to controlling interest	$54.9	5.6%	$45.5	5.4%	$9.4

(1) Equity in net income by unconsolidated affiliate
WAVE	$22.0		$22.2		$(0.2)
ClarkDietrich	3.5		0.7		2.8
Serviacero Worthington	3.6		3.0		0.6
ArtiFlex	0.8		1.5		(0.7)
Other	0.1		(0.1)		0.2
Total	$30.0		$27.3		$2.7

Net earnings attributable to controlling interest for the three months ended August 31, 2018 increased $9.4 million over the comparable period in the prior year.  Net sales and operating highlights were as follows:

•

Net sales increased $139.9 million over the comparable period in the prior year.  The increase was driven by higher average selling prices and higher direct volume in Steel Processing, and the combination of higher volume and improved product mix in Pressure Cylinders businesses.

•

Gross margin increased $10.3 million over the comparable period in the prior year.  The increase was driven by a favorable pricing spread in Steel Processing and overall improvements in Pressure Cylinders, partially offset by declines at Engineered Cabs.  Pricing spreads in Steel Processing benefited from significant inventory holding gains in the current year quarter compared to nominal losses in the prior year quarter.

•

SG&A expense increased $2.4 million over the comparable period in the prior year.  The increase was due primarily to higher wages, profit sharing and bonus expenses.  Overall, SG&A expense was 9.2% of consolidated net sales compared to 10.4% in the comparable period of the prior year.

•

Impairment of long-lived assets totaled $2.4 million and was related to the Company’s cryogenics business in Turkey, Worthington Aritas.  For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Impairment of Long-Lived Assets.”

•

Restructuring and other income, net totaled $0.9 million in the current period and resulted primarily from a net gain of $2.0 million related to the sale of the Garden City, Kansas and Dickinson, North Dakota oil & gas manufacturing facilities offset by exit costs related to the ongoing consolidation of the Company’s industrial gas operations in Portugal following the acquisition of AMTROL in the prior year.  For additional information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Restructuring and Other Expense (Income), net.”

•

Interest expense increased $0.9 million over the comparable period in the prior year.  The increase was primarily due to the issuance of $200.0 million aggregate principal amount of senior unsecured notes due August 1, 2032.

•

Equity income increased $2.7 million over the comparable period in the prior year due primarily to higher contributions from ClarkDietrich which were $2.8 million higher than the prior year quarter primarily as a result of price increases partially offset by lower volume.  We received distributions of $20.0 million from our unconsolidated affiliates during the quarter.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates.”

•

Income tax expense increased $1.5 million over the comparable period in the prior year.  The increase was due primarily to the impact of favorable discrete items in the prior year quarter and higher earnings in the current quarter, partially offset by a lower statutory federal corporate income tax rate associated with the Tax Cuts and Jobs Act (“TCJA”).  The TCJA lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The current quarter expense was calculated using an estimated annual effective income tax rate of 23.2% versus 30.5% in the prior year quarter.  Discrete items in the current quarter, primarily associated with share-based payment awards, reduced income tax expense by $2.5 million, which was consistent with the prior year quarter.  The prior year quarter also included a $3.8 million benefit related to the AMTROL acquisition.  For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE L – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$660.5	100.0%	$543.5	100.0%	$117.0
Cost of goods sold	580.8	87.9%	473.8	87.2%	107.0
Gross margin	79.7	12.1%	69.7	12.8%	10.0
Selling, general and administrative expense	40.0	6.1%	36.5	6.7%	3.5
Restructuring and other expense	-	0.0%	0.3	0.1%	(0.3)
Operating income	$39.7	6.0%	$32.9	6.1%	$6.8

Material cost	$478.1		$379.2		$98.9
Tons shipped (in thousands)	983		968		15

Net sales and operating highlights were as follows:

•

Net sales increased $117.0 million over the comparable period in the prior year, driven by higher average direct selling prices, which increased net sales by $86.6 million, and higher direct volume.  The mix of direct versus toll tons processed was 58% to 42% compared to 56% to 44% in the prior year quarter.

•

Operating income increased $6.8 million over the comparable period in the prior year.  The increase was driven by an improved pricing spread and higher direct volume partially offset by higher freight expense.  Spreads in the current quarter benefited from significant inventory holding gains due to rising steel prices resulting from the tariffs but were partially offset by softer scrap prices and unfavorable mark-to market price adjustments on certain raw materials.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$300.4	100.0%	$269.8	100.0%	$30.6
Cost of goods sold	237.4	79.0%	212.0	78.6%	25.4
Gross margin	63.0	21.0%	57.8	21.4%	5.2
Selling, general and administrative expense	46.8	15.6%	45.4	16.8%	1.4
Impairment of long-lived assets	2.4	0.8%	-	0.0%	2.4
Restructuring and other (income) expense	(0.9)	-0.3%	1.9	0.7%	(2.8)
Operating income	$14.7	4.9%	$10.5	3.9%	$4.2

Material cost	$138.7		$120.6		$18.1

Net sales by principal class of products:
Consumer products	$116.8		$108.7		$8.1
Industrial products	152.9		136.7		16.2
Oil & gas equipment	30.7		24.4		6.3
Total Pressure Cylinders	$300.4		$269.8		$30.6

Units shipped by principal class of products:
Consumer products	17,728,978		16,354,427		1,374,551
Industrial products	4,069,496		4,086,146		(16,650)
Oil & gas equipment	624		703		(79)
Total Pressure Cylinders	21,799,098		20,441,276		1,357,822

Net sales and operating highlights were as follows:

•

Net sales increased $30.6 million over the comparable period in the prior year, driven by higher average selling prices and a favorable product mix in the industrial products business and higher volumes in the consumer products business.

•

Operating income increased $4.2 million over the comparable period in the prior year.  The increase was driven primarily by improvements in the industrial and consumer products businesses, partially offset by a decline in the oil & gas equipment business and a $2.4 million impairment charge related to the Company’s cryogenics business in Turkey, Worthington Aritas.  Operating income in the prior year quarter was negatively impacted by acquisition related costs of $4.2 million directly associated with the June 2, 2017 acquisition of AMTROL.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$27.3	100.0%	$31.9	100.0%	$(4.6)
Cost of goods sold	27.1	99.3%	28.0	87.8%	(0.9)
Gross margin	0.2	0.7%	3.9	12.2%	(3.7)
Selling, general and administrative expense	4.5	16.5%	4.3	13.5%	0.2
Operating loss	$(4.3)	-15.8%	$(0.4)	-1.3%	$(3.9)

Material cost	$12.3		$14.2		$(1.9)

Net sales and operating highlights were as follows:

•	Net sales decreased $4.6 million from the comparable period in the prior year on lower volume.
•

Operating loss increased $3.9 million over the comparable period in the prior year primarily due to lower volume from the final exit of lower margin business and start-up costs associated with a new fabricated products operation.

Liquidity and Capital Resources

During the three months ended August 31, 2018, we generated $30.4 million of cash from operating activities, received $20.3 million in proceeds from asset sales, net of selling costs, invested $19.4 million in property, plant and equipment, and paid dividends of $12.7 million on our common shares.  Additionally, we paid $36.9 million to repurchase 800,000 of our common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended August 31,
(in millions)	2018	2017
Net cash provided by operating activities	$30.4	$83.4
Net cash provided (used) by investing activities	0.8	(302.1)
Net cash provided (used) by financing activities	(56.4)	136.5
Decrease in cash and cash equivalents	(25.2)	(82.2)
Cash and cash equivalents at beginning of period	122.0	278.1
Cash and cash equivalents at end of period	$96.8	$195.9

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

Net cash provided by operating activities was $30.4 million during the three months ended August 31, 2018 compared to $83.4 million in the comparable period of fiscal 2018. The decrease was driven primarily by changes in working capital.

Investing Activities

Net cash provided by investing activities was $0.8 million during the three months ended August 31, 2018 compared to a net cash outflow of $302.1 million in the comparable prior year period.  The change from the prior year period was driven primarily by the acquisition of AMTROL on June 2, 2017, which reduced cash by $284.5 million in the prior year quarter.  We also made capital expenditures of $19.4 million and received $20.3 million in proceeds from asset sales, net of selling costs, during the first three months of fiscal 2019.

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

Financing Activities

Net cash used by financing activities was $56.4 million during the three months ended August 31, 2018 compared to a net cash inflow of $136.5 million in the comparable prior year period.  The change from the prior year period was driven primarily by the issuance of $200.0 million aggregate principal amount of senior unsecured notes on July 28, 2017, partially offset by lower share repurchases in the current year.

Long-term debt and short-term borrowings – As of August 31, 2018, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at August 31, 2018 were unchanged from those reported as of May 31, 2018.

Common shares – The Board declared a quarterly dividend of $0.23 per common share for the first quarter of fiscal 2019 compared to $0.21 per common share for the first quarter of fiscal 2018.  Dividends paid on our common shares totaled $12.7 million and $12.8 million during the three months ended August 31, 2018 and 2017, respectively.  On September 26, 2018, the Board declared a quarterly dividend of $0.23 per share payable on December 28, 2018, to shareholders of record on December 14, 2018.

On September 27, 2017, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to 6,828,855 of common shares of Worthington Industries, Inc.  Under this authorization, the total number of common shares available for repurchase at August 31, 2018 was 5,700,000.

The common shares available for repurchase under the September 27, 2017 Board authorization described above, may be purchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2018 Form 10-K.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of August 31, 2018, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $8.1 million at August 31, 2018.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings.  We are in the process of evaluating the effect this guidance will have on our consolidated financial position, results of operations and cash flows, and we have not determined the effect of the new guidance on our ongoing financial reporting.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies.  Except for the accounting policy for revenue recognition that was updated as a result of adopting Topic 606, our critical accounting policies have not significantly changed from those discussed in "Part II – Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" of our 2018 Form 10-K.  For additional information on the adoption and impact of Topic 606 refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Revenue Recognition” of this Quarterly Report on Form 10-Q.

As a result of changes in the facts and circumstances related to the planned sale of the Company’s cryogenics business in Turkey, Worthington Aritas, the Company lowered its estimate of fair value less cost to sell, to $7 million resulting in an impairment charge of $2.4 million during the three months ended August 31, 2018.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II - Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended August 31, 2018).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended August 31, 2018) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company.  None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2018 (the “2018 Form 10-K”), as filed with the U.S. Securities and Exchange Commission on July 30, 2018, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors.  Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2018 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in our 2018 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended August 31, 2018:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
June 1-30, 2018 (2)	14,445	$41.97	-	6,500,000
July 1-31, 2018	444,761	45.62	444,761	6,055,239
August 1-31, 2018 (2)	412,656	46.64	355,239	5,700,000
Total	871,862	$46.04	800,000
(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorization in effect.  On September 27, 2017, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  A total of 1,128,855 common shares have been repurchased under this authorization, leaving 5,700,000 common shares available for repurchase at August 31, 2018.

The common shares available for repurchase under this authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other appropriate factors.  Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 14,445 and 57,417 common shares surrendered by employees in June 2018 and August 2018, respectively, to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorization in effect throughout the first quarter of fiscal 2019 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 P (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

10.1

Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (Incorporated herein by reference to Exhibit 10.66 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2018 (SEC File No. 1-8399))

10.2

Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for Named Executive Officers (Incorporated herein by reference to Exhibit 10.74 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2018 (SEC File No. 1-8399))

10.3	Retirement and Non-Competition Agreement – Mark A. Russell, made and entered between Mark A. Russell and Worthington Industries, Inc. (executed on August 27, 2018) *

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2018 and May 31, 2018;

(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2018 and 2017;
(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2018 and 2017;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2018 and 2017; and
(v)	Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 10, 2018	By:	/s/ B. Andrew Rose
B. Andrew Rose,
President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)