Form 10-Q
period 2018-11-30
WORTHINGTON INDUSTRIES INC
filed 2019-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On December 31, 2018, the number of Common Shares, without par value, issued and outstanding was 57,736,995.

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

•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	expected demand or expected benefits from Transformation and innovation efforts and the ability to improve performance and competitive position at our operations;
•	anticipated working capital needs, capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•	projected profitability potential;
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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30,	May 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$93,027	$121,967
Receivables, less allowances of $650 and $632 at November 30, 2018
and May 31, 2018, respectively	518,006	572,689
Inventories:
Raw materials	267,871	237,471
Work in process	111,158	122,977
Finished products	109,713	93,579
Total inventories	488,742	454,027
Income taxes receivable	18,079	1,650
Assets held for sale	7,395	30,655
Prepaid expenses and other current assets	62,367	60,134
Total current assets	1,187,616	1,241,122
Investments in unconsolidated affiliates	221,701	216,010
Goodwill	342,126	345,183
Other intangible assets, net of accumulated amortization of $82,659 and
$74,922 at November 30, 2018 and May 31, 2018, respectively	205,142	214,026
Other assets	21,570	20,476
Property, plant and equipment:
Land	24,066	24,229
Buildings and improvements	308,549	300,542
Machinery and equipment	1,045,864	1,030,720
Construction in progress	45,077	32,282
Total property, plant and equipment	1,423,556	1,387,773
Less: accumulated depreciation	839,274	802,803
Total property, plant and equipment, net	584,282	584,970
Total assets	$2,562,437	$2,621,787

Liabilities and equity
Current liabilities:
Accounts payable	$406,444	$473,485
Accrued compensation, contributions to employee benefit plans and
related taxes	69,611	96,487
Dividends payable	14,348	13,731
Other accrued items	57,864	57,125
Income taxes payable	1,276	4,593
Current maturities of long-term debt	1,387	1,474
Total current liabilities	550,930	646,895
Other liabilities	73,053	74,237
Distributions in excess of investment in unconsolidated affiliate	122,806	55,198
Long-term debt	748,392	748,894
Deferred income taxes, net	81,001	60,188
Total liabilities	1,576,182	1,585,412
Shareholders' equity - controlling interest	868,672	918,769
Noncontrolling interests	117,583	117,606
Total equity	986,255	1,036,375
Total liabilities and equity	$2,562,437	$2,621,787

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Net sales	$958,226	$871,266	$1,946,333	$1,719,503
Cost of goods sold	837,292	731,187	1,682,402	1,446,646
Gross margin	120,934	140,079	263,931	272,857
Selling, general and administrative expense	84,668	89,425	175,309	177,674
Impairment of goodwill and long-lived assets	-	8,289	2,381	8,289
Restructuring and other expense (income), net	402	(9,694)	(534)	(7,390)
Operating income	35,864	52,059	86,775	94,284
Other income (expense):
Miscellaneous income, net	1,432	1,321	1,697	1,669
Interest expense	(9,472)	(10,038)	(19,200)	(18,845)
Equity in net income of unconsolidated affiliates	21,087	16,445	51,095	43,751
Earnings before income taxes	48,911	59,787	120,367	120,859
Income tax expense	11,119	18,165	25,617	31,163
Net earnings	37,792	41,622	94,750	89,696
Net earnings attributable to noncontrolling interests	3,790	2,219	5,806	4,759
Net earnings attributable to controlling interest	$34,002	$39,403	$88,944	$84,937

Basic
Average common shares outstanding	57,716	61,503	58,226	61,976
Earnings per share attributable to controlling interest	$0.59	$0.64	$1.53	$1.37

Diluted
Average common shares outstanding	59,338	63,468	60,013	64,044
Earnings per share attributable to controlling interest	$0.57	$0.62	$1.48	$1.33

Common shares outstanding at end of period	56,957	60,755	56,957	60,755

Cash dividends declared per share	$0.23	$0.21	$0.46	$0.42

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Net earnings	$37,792	$41,622	$94,750	$89,696
Other comprehensive income (loss):
Foreign currency translation	(6,638)	1,511	(10,333)	17,383
Pension liability adjustment, net of tax	-	-	(97)	(6)
Cash flow hedges, net of tax	(4,662)	(2,210)	(6,632)	(323)
Other comprehensive income (loss)	(11,300)	(699)	(17,062)	17,054
Comprehensive income	26,492	40,923	77,688	106,750
Comprehensive income attributable to noncontrolling interests	3,735	2,139	5,734	5,118
Comprehensive income attributable to controlling interest	$22,757	$38,784	$71,954	$101,632

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Operating activities:
Net earnings	$37,792	$41,622	$94,750	$89,696
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,525	26,283	48,018	51,648
Impairment of goodwill and long-lived assets	-	8,289	2,381	8,289
Provision for (benefit from) deferred income taxes	3,289	(583)	22,223	7,351
Bad debt (income) expense	32	41	253	(21)
Equity in net income of unconsolidated affiliates, net of distributions	14,182	2,952	4,163	(4,803)
Net (gain) loss on assets	(312)	(10,680)	2,403	(9,255)
Stock-based compensation	3,456	3,787	6,612	7,194
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	40,838	(46,097)	54,247	16,581
Inventories	5,866	9,871	(37,471)	(24,825)
Prepaid expenses and other current assets	(13,249)	3,622	(21,668)	4,765
Other assets	(1,194)	(626)	(1,260)	(976)
Accounts payable and accrued expenses	(71,711)	(21,577)	(100,496)	(48,368)
Other liabilities	2,190	2,478	994	5,461
Net cash provided by operating activities	44,704	19,382	75,149	102,737

Investing activities:
Investment in property, plant and equipment	(21,741)	(23,678)	(41,175)	(41,691)
Acquisitions, net of cash acquired	-	(523)	-	(285,028)
Distributions from unconsolidated affiliates	55,201	-	55,201	-
Proceeds from sale of assets	170	16,312	20,447	16,739
Net cash provided (used) by investing activities	33,630	(7,889)	34,473	(309,980)

Financing activities:
Net proceeds from short-term borrowings, net of issuance costs	-	302	-	600
Proceeds from long-term debt, net of issuance costs	-	(594)	-	197,685
Principal payments on long-term debt	(371)	(220)	(801)	(439)
Payments for issuance of common shares, net of tax withholdings	(658)	(722)	(4,749)	(3,996)
Payments to noncontrolling interests	(4,007)	(3,196)	(6,327)	(3,916)
Repurchase of common shares	(63,581)	(67,448)	(100,433)	(112,524)
Dividends paid	(13,533)	(13,256)	(26,252)	(26,034)
Net cash provided (used) by financing activities	(82,150)	(85,134)	(138,562)	51,376

Decrease in cash and cash equivalents	(3,816)	(73,641)	(28,940)	(155,867)
Cash and cash equivalents at beginning of period	96,843	195,855	121,967	278,081
Cash and cash equivalents at end of period	$93,027	$122,214	$93,027	$122,214

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three and six months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2019 (“fiscal 2019”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (“fiscal 2018”) of Worthington Industries, Inc. (the “2018 Form 10-K”).

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532; 34-83875, “Disclosure Update and Simplification,” adopting amendments to certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP or changes in the information environment.  In addition, the amendments expanded the disclosure requirements relating to the analysis of shareholders’ equity for interim financial statements.  Under the amendments, an analysis of the changes in each caption of shareholders’ equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement.  The analysis shall present a reconciliation of the beginning balance to the ending balance of each period for which a statement of earnings is required to be filed.  The final rule was effective on November 5, 2018.  The Company adopted the final rule effective for the second quarter of fiscal 2019.  The adoption of the final rule did not have a significant impact on the Company’s consolidated financial position or results of operations.  See “NOTE J – Changes in Equity” for the newly required disclosures related to this adoption.

Recently Issued Accounting Standards

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new accounting guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous accounting guidance.  The new accounting guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings.  The scoping and diagnostic phases of the implementation of this new accounting guidance are in process, including gathering, documenting and analyzing lease agreements subject to the new accounting guidance.

While we are in the process of evaluating the effect this new accounting guidance will have on the presentation of our consolidated financial statements and related disclosures, the adoption is anticipated to have a material impact on the Company’s consolidated balance sheets with the addition of right-of-use assets, offset by the associated liabilities.

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.  The amended accounting guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are in the process of evaluating the effect this amended accounting guidance will have on our consolidated financial position and results of operations; however, we do not expect the amended accounting guidance to have a material impact on our ongoing financial reporting.

In August 2017, amended accounting guidance was issued that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness.  The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities.  The amended accounting guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  It is to be applied using a modified retrospective transition approach for cash flow and net investment hedges existing at the date of adoption.  The presentation and disclosure guidance is only required prospectively.  Early adoption is permitted.  We are in the process of evaluating the effect this amended accounting guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

NOTE B – Revenue Recognition

Through the fiscal year ended May 31, 2018, in accordance with our historical accounting policies for revenue recognition, we recognized revenue upon transfer of title and risk of loss, or in the case of toll processing revenue, upon delivery of the goods, provided persuasive evidence of an arrangement existed, pricing was fixed or determinable and collectability was reasonably assured.  Through charges to net sales, provisions were made for returns & allowances, customer rebates and sales discounts based on past experience, specific agreements, and anticipated levels of customer activity.

On June 1, 2018, we adopted new accounting guidance that replaces most existing revenue recognition accounting guidance under U.S. GAAP, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”).  The new accounting guidance was adopted using the modified retrospective approach as applied to customer contracts that were not complete at the date of adoption, with the cumulative effect recognized in retained earnings.  Comparative financial information for reporting periods beginning prior to June 1, 2018, has not been restated and continues to be reported under the previous accounting guidance.   The cumulative effect adjustment resulted from a change in the pattern of recognition for our toll processing revenue stream and certain contracts within the oil & gas equipment revenue stream, which previously were accounted for as point in time and now will be accounted for over time.

The following table outlines the cumulative effect of adopting the new revenue recognition guidance:

(in thousands)	May 31, 2018 (As Reported)	Cumulative Effect of Topic 606 Adoption	June 1, 2018 (As Adjusted)
Consolidated Balance Sheet Assets
Receivables	$572,689	$4,706	$577,395
Total inventories	454,027	(3,452)	450,575
Prepaid expenses and other current assets	60,134	944	61,078
Liabilities and Equity
Deferred income taxes, net	60,188	454	60,642
Retained earnings	637,757	1,174	638,931
Noncontrolling interests	117,606	570	118,176

Under the new accounting guidance, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold at the time control is transferred to the customer.  Due to the short-term nature of our contracts with customers, we have elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less.  When we satisfy (or partially satisfy) a performance obligation, prior to being able to invoice the customer, we recognize an unbilled receivable when the right to consideration is unconditional and a contract asset when the right to consideration is conditional.  Unbilled receivables and contract assets are included in receivables and prepaid and other current assets, respectively, on the consolidated balance sheets.  Additionally, we do not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product.  Payments from customers are generally due within 30 to 60 days of invoicing, which generally occurs upon shipment or delivery of the goods.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from a customer, are excluded from revenue.

Certain contracts with customers include warranties associated with the delivered goods or services.  These warranties are not considered to be separate performance obligations, and accordingly, we record an estimated liability for potential warranty costs as the goods or services are transferred.

With the exception of the toll processing revenue stream and certain contracts within the oil & gas equipment revenue stream, we recognize revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery.  Generally, we receive and acknowledge purchase orders from our customers, which define the quantity, pricing, payment and other applicable terms and conditions.  In some cases, we receive a blanket purchase order from our customers, which includes pricing, payment and other terms and conditions, with quantities defined at the time each customer subsequently issues periodic releases against the blanket purchase order.

For the toll processing revenue stream and certain contracts within the oil & gas equipment revenue stream, we recognize revenue over time.  Revenue is primarily measured using the cost-to-cost method, which we believe best depicts the transfer of control to the customer.  Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenues are recorded proportionally as costs are incurred. We have elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Certain contracts contain variable consideration, which is not constrained, and primarily include estimated sales returns, customer rebates, and sales discounts which are recorded on an expected value basis.  These estimates are based on historical returns, analysis of credit memo data and other known factors.  We account for rebates by recording reductions to revenue for rebates in the same period the related revenue is recorded.  The amount of these reductions is based upon the terms agreed to with the customer.  We do not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price.

The following tables summarize net sales by product class and by timing of revenue recognition for the three month and six month periods ended November 30, 2018:

(in thousands)	Reportable Segments
Three months ended November 30, 2018	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Product class:
Steel Processing
Direct	$602,010	$-	$-	$-	$602,010
Toll	33,033	-	-	-	33,033
Pressure Cylinders
Industrial products	-	152,018	-	-	152,018
Consumer products	-	117,194	-	-	117,194
Oil & gas equipment	-	25,235	-	-	25,235
Engineered Cabs	-	-	28,729	-	28,729
Other	-	-	-	7	7
Total	$635,043	$294,447	$28,729	$7	$958,226

Timing of revenue recognition:
Goods transferred at a point in time	$602,010	$276,965	$28,729	$7	$907,711
Goods and services transferred over time	33,033	17,482	-	-	50,515
Total	$635,043	$294,447	$28,729	$7	$958,226

(in thousands)	Reportable Segments
Six months ended November 30, 2018	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Product class:
Steel Processing
Direct	$1,228,872	$-	$-	$-	$1,228,872
Toll	66,658	-	-	-	66,658
Pressure Cylinders
Industrial products	-	304,865	-	-	304,865
Consumer products	-	234,017	-	-	234,017
Oil & gas equipment	-	55,918	-	-	55,918
Engineered Cabs	-	-	55,981	-	55,981
Other	-	-	-	22	22
Total	$1,295,530	$594,800	$55,981	$22	$1,946,333

Timing of revenue recognition:
Goods transferred at a point in time	$1,228,872	$565,999	$55,981	$22	$1,850,874
Goods and services transferred over time	66,658	28,801	-	-	95,459
Total	$1,295,530	$594,800	$55,981	$22	$1,946,333

The following tables show the adjustments that would be required to be made to our fiscal 2019 consolidated financial statements to reflect the balances that would have been recorded if we continued to follow our accounting policies under the previous revenue recognition guidance.

	November 30, 2018
(in thousands)	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606
Consolidated Balance Sheet Assets
Receivables	$518,006	$(4,750)	$513,256
Total inventories	488,742	6,376	495,118
Prepaid expenses and other current assets	62,367	(4,556)	57,811
Liabilities and Equity
Income taxes payable	1,276	(106)	1,170
Deferred income taxes, net	81,001	(454)	80,547
Shareholders' equity - controlling interest	868,672	(1,753)	866,919
Noncontrolling interests	117,583	(617)	116,966

	Three months ended November 30, 2018			Six months ended November 30, 2018
(in thousands)	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606
Consolidated Statement of Earnings
Net sales	$958,226	$(2,793)	$955,433	$1,946,333	$(3,656)	$1,942,677
Cost of goods sold	837,292	2,320	839,612	1,682,402	2,924	1,685,326
Income tax expense	11,119	110	11,229	25,617	106	25,723
Net earnings	37,792	(363)	37,429	94,750	(626)	94,124
Net earnings attributable to noncontrolling interests	3,790	(24)	3,766	5,806	(48)	5,758
Net earnings attributable to controlling interest	34,002	(339)	33,663	88,944	(578)	88,366

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

We received distributions from unconsolidated affiliates totaling $110,459,000 during the six months ended November 30, 2018, including $60,000,000 of one-time special distributions from WAVE, comprised of $35,000,000 related to the pending sale of the international operations and $25,000,000 in connection with a financing transaction.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $122,806,000 at November 30, 2018.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures.  Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows.  We received excess distributions from WAVE of $55,201,000 during the six months ended November 30, 2018.

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:

	November 30,	May 31,
(in thousands)	2018	2018
Cash	$35,079	$52,812
Other current assets	625,214	590,578
Current assets for discontinued operations	35,390	37,640
Noncurrent assets	364,305	358,927
Total assets	$1,059,988	$1,039,957

Current liabilities	256,608	166,493
Current liabilities for discontinued operations	8,884	7,142
Short-term borrowings	38,366	26,599
Current maturities of long-term debt	8,173	23,243
Long-term debt	323,598	259,588
Other noncurrent liabilities	17,452	17,536
Equity	406,907	539,356
Total liabilities and equity	$1,059,988	$1,039,957

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2018	2017	2018	2017
Net sales	$480,716	$412,617	$979,261	$855,241
Gross margin	75,515	71,122	179,327	157,357
Operating income	44,592	34,604	116,968	91,767
Depreciation and amortization	6,581	5,935	13,058	13,128
Interest expense	3,382	2,461	6,307	4,953
Income tax expense	3,568	1,816	8,093	3,164
Net earnings from continuing operations	36,523	31,893	101,417	82,937
Net earnings (loss) from discontinued operations	2,028	(1,703)	3,712	(273)
Net earnings	38,551	30,190	105,129	82,664

The amounts presented within the discontinued operations captions in the tables above reflect the international operations of our WAVE joint venture, which are being sold as part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  WAVE’s portion of the total sales proceeds is expected to be approximately $90,000,000.  The transaction is subject to regulatory approvals and other customary closing conditions.  During the first quarter of fiscal 2019, the parties agreed to extend the date by which certain competition clearance conditions were to be satisfied per the original purchase agreement.  In exchange, Knauf Group irrevocably agreed to fund the purchase price which was received by AWI in two distributions, the first on August 1, 2018, and the balance on September 15, 2018.  In September 2018, we received a cash distribution of $35,000,000 from WAVE related to the pending sale of the international operations.  Despite receiving the sales proceeds, there has been no change in control of the international operations, therefore, the gain or loss to be realized from this transaction has not been reflected in WAVE’s statement of earnings.  We expect to receive total proceeds of approximately $45,000,000 in connection with the sale transaction.

NOTE D – Impairment of Goodwill and Long-Lived Assets

During the first quarter of fiscal 2019, changes in the facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair value less cost to sell to $7,000,000 which generated an impairment charge of $2,381,000.  Fair value was determined using observable (Level 2) inputs.

During the second quarter of fiscal 2019, we began to explore strategic alternatives related to the cryoscience business within Pressure Cylinders, which was considered to be an impairment indicator.  The required impairment test indicated that the current estimate of the undiscounted future cash flows exceeded the carrying amount of approximately $34,000,000.  However, it is reasonably possible any change in the estimated future cash flows may result in an impairment.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption, in our consolidated statement of earnings is summarized below for the period presented:

	Balance, as of	Expense			Balance, as of
(in thousands)	May 31, 2018	(income)	Payments	Adjustments	November 30, 2018
Early retirement and severance	$1,116	$1,155	$(1,257)	$(61)	$953
Facility exit and other costs	-	273	(231)	8	50
	$1,116	1,428	$(1,488)	$(53)	$1,003
Net gain on sale of assets		(1,962)
Restructuring and other income, net		$(534)

Severance and facility exit costs in the table above resulted primarily from activities related to the ongoing consolidation of the Company’s industrial gas operations in Portugal following the acquisition of AMTROL in fiscal 2018.  During the six months ended November 30, 2018, the Company also completed the sale of two oil & gas manufacturing facilities resulting in a net gain of $1,962,000.  The total liability associated with our restructuring activities as of November 30, 2018 is expected to be paid in the next twelve months.

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

NOTE G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of November 30, 2018, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $7,881,000 at November 30, 2018.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $13,145,000 of outstanding stand-by letters of credit issued to third-party service providers at November 30, 2018.  No amounts were drawn against them at November 30, 2018.

NOTE H – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders which matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime Rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at November 30, 2018.  As discussed in “NOTE G – Guarantees,” we provided $13,145,000 in letters of credit for third-party beneficiaries as of November 30, 2018.  While not drawn against at November 30, 2018, $450,000 of these letters of credit were issued against availability under the Credit Facility, leaving $499,550,000 available at November 30, 2018.

We also maintain a $50,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) which matures in January 2019.  We are in the process of renewing the AR Facility for a term of one year, with an anticipated closing date of January 15, 2019.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of November 30, 2018, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE I – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the three months ended November 30:

	Three months ended November 30,
	2018			2017
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(6,638)	$-	$(6,638)	$1,511	$-	$1,511
Pension liability adjustment	-	-	-	-	-	-
Cash flow hedges	(6,066)	1,404	(4,662)	(3,495)	1,285	(2,210)
Other comprehensive loss	$(12,704)	$1,404	$(11,300)	$(1,984)	$1,285	$(699)

The following table summarizes the tax effects on each component of OCI for the six months ended November 30:

	Six months ended November 30,
	2018			2017
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(10,333)	$-	$(10,333)	$17,383	$-	$17,383
Pension liability adjustment	-	(97)	(97)	-	(6)	(6)
Cash flow hedges	(8,593)	1,961	(6,632)	(502)	179	(323)
Other comprehensive income (loss)	$(18,926)	$1,864	$(17,062)	$16,881	$173	$17,054

NOTE J – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2018	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	54,942	54,942	2,016	56,958
Other comprehensive loss	-	(5,745)	-	(5,745)	(17)	(5,762)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in NQ plans	152	-	-	152	-	152
Stock-based compensation	4,838	-	-	4,838	-	4,838
ASC 606 transition adjustment	-	-	1,174	1,174	570	1,744
Purchases and retirement of common shares	(4,003)	-	(32,849)	(36,852)	-	(36,852)
Cash dividends declared	-	-	(13,668)	(13,668)	-	(13,668)
Dividends to noncontrolling interest	-	-	-	-	(2,320)	(2,320)
Balance at August 31, 2018	$292,488	$(20,325)	$647,356	$919,519	$117,855	$1,037,374
Net earnings	-	-	34,002	34,002	3,790	37,792
Other comprehensive loss	-	(11,245)	-	(11,245)	(55)	(11,300)
Common shares issued, net of withholding tax	(658)	-	-	(658)	-	(658)
Common shares in NQ plans	306	-	-	306	-	306
Stock-based compensation	3,730	-	-	3,730	-	3,730
Purchases and retirement of common shares	(7,540)	-	(56,041)	(63,581)	-	(63,581)
Cash dividends declared	-	-	(13,401)	(13,401)	-	(13,401)
Dividends to noncontrolling interest	-	-	-	-	(4,007)	(4,007)
Balance at November 30, 2018	$288,326	$(31,570)	$611,916	$868,672	$117,583	$986,255

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2017	$303,391	$(27,775)	$676,019	$951,635	$122,294	$1,073,929
Net earnings	-	-	45,534	45,534	2,540	48,074
Other comprehensive income	-	17,314	-	17,314	439	17,753
Common shares issued, net of withholding tax	(3,274)	-	-	(3,274)	-	(3,274)
Common shares in NQ plans	536	-	-	536	-	536
Stock-based compensation	4,822	-	-	4,822	-	4,822
Purchases and retirement of common shares	(4,235)	-	(40,841)	(45,076)	-	(45,076)
Cash dividends declared	-	-	(13,317)	(13,317)	-	(13,317)
Dividends to noncontrolling interest	-	-	-	-	(720)	(720)
Balance at August 31, 2017	$301,240	$(10,461)	$667,395	$958,174	$124,553	$1,082,727
Net earnings	-	-	39,403	39,403	2,219	41,622
Other comprehensive loss	-	(619)	-	(619)	(80)	(699)
Common shares issued, net of withholding tax	(722)	-	-	(722)	-	(722)
Common shares in NQ plans	350	-	-	350	-	350
Stock-based compensation	3,169	-	-	3,169	-	3,169
Purchases and retirement of common shares	(7,245)	-	(60,203)	(67,448)	-	(67,448)
Cash dividends declared	-	-	(13,020)	(13,020)	-	(13,020)
Dividends to noncontrolling interest	-	-	-	-	(3,196)	(3,196)
Balance at November 30, 2017	$296,792	$(11,080)	$633,575	$919,287	$123,496	$1,042,783

Of the 6,828,855 common shares of Worthington Industries, Inc. authorized for repurchase by our Board of Directors on September 27, 2017, 4,200,000 remained available for repurchase at November 30, 2018.  During the first six months of fiscal 2019, we repurchased 2,300,000 common shares for $100,433,000.

The following table summarizes the changes in accumulated other comprehensive loss for the period presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
	Translation	Adjustment	Hedges	Loss
(in thousands)
Balance as of May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)
Other comprehensive loss before reclassifications	(10,261)	-	(4,530)	(14,791)
Reclassification adjustments to income (a)	-	-	(4,063)	(4,063)
Income taxes	-	(97)	1,961	1,864
Balance as of November 30, 2018	$(15,248)	$(16,168)	$(154)	$(31,570)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE K – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2018, we granted non-qualified stock options covering a total of 95,600 common shares under our stock-based compensation plans.  The weighted average option price of $42.86 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $12.55 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,200,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

Dividend yield	2.01% - 2.16%
Expected volatility	33.04% - 33.60%
Risk-free interest rate	2.77% - 2.96%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2018, we granted an aggregate of 323,925 service-based restricted common shares under our stock-based compensation plans.  The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $43.59 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $14,119,000 and will be recognized on a straight-line basis over the three-year service-based vesting period, net of any forfeitures.

Market-Based Restricted Common Shares

On September 28, 2018, we granted an aggregate of 225,000 restricted common shares to two key employees under our stock-based compensation plans.  Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $23.38 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.16%
Expected volatility	33.60%
Risk-free interest rate	2.96%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $5,261,000 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2019, 2020 and 2021. These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the six months ended November 30, 2018, we granted performance share awards covering an aggregate of 58,200 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,494,000 and will be recognized over the three-year performance period as the performance condition is probable.

NOTE L – Income Taxes

Income tax expense for the six months ended November 30, 2018 and 2017 reflected estimated annual effective income tax rates of 23.4% and 30.0%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2019 could be materially different from the forecasted rate as of November 30, 2018.

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “TCJA”), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime.  The TCJA lowered the U.S. corporate income tax rate from 35% to 21% in calendar year 2018 along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated foreign earnings.  We recognized a provisional income tax benefit of $38,200,000 related to the re-measurement of deferred tax assets and liabilities and a provisional income tax expense of $6,900,000 for the one-time mandatory deemed repatriation tax during fiscal 2018.  During the second quarter of fiscal 2019, we finalized the accounting for the TCJA and for the six months ended November 30, 2018, we made no material adjustments to these provisional amounts.

NOTE M – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$34,002	$39,403	$88,944	$84,937
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	57,716	61,503	58,226	61,976
Effect of dilutive securities	1,622	1,965	1,787	2,068
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	59,338	63,468	60,013	64,044

Basic earnings per share attributable to controlling interest	$0.59	$0.64	$1.53	$1.37
Diluted earnings per share attributable to controlling interest	$0.57	$0.62	$1.48	$1.33

Stock options covering 223,372 and 195,774 common shares for the three months ended November 30, 2018 and 2017, respectively, and 152,256 and 76,605 common shares for the six months ended November 30, 2018 and 2017, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been “anti-dilutive” for those periods.

NOTE N – Segment Operations

The following table presents summarized financial information for our reportable segments as of the dates, and for the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2018	2017	2018	2017
Net sales
Steel Processing	$635,043	$538,390	$1,295,530	$1,081,881
Pressure Cylinders	294,447	300,862	594,800	570,673
Engineered Cabs	28,729	30,404	55,981	62,350
Other	7	1,610	22	4,599
Total net sales	$958,226	$871,266	$1,946,333	$1,719,503

Operating income (loss)
Steel Processing	$25,016	$41,130	$64,676	$74,002
Pressure Cylinders	14,758	24,675	29,491	35,133
Engineered Cabs	(3,371)	(1,587)	(7,682)	(1,948)
Other	(539)	(12,159)	290	(12,903)
Total operating income	$35,864	$52,059	$86,775	$94,284

Impairment of goodwill and long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	964	2,381	964
Engineered Cabs	-	-	-	-
Other	-	7,325	-	7,325
Total impairment of goodwill and long-lived assets	$-	$8,289	$2,381	$8,289

Restructuring and other expense (income), net
Steel Processing	$-	$(10,335)	$(9)	$(10,056)
Pressure Cylinders	402	488	(525)	2,365
Engineered Cabs	-	(82)	-	(78)
Other	-	235	-	379
Total restructuring and other expense (income), net	$402	$(9,694)	$(534)	$(7,390)

	November 30,	May 31,
(in thousands)	2018	2018
Total assets
Steel Processing	$963,717	$999,238
Pressure Cylinders	1,128,656	1,147,268
Engineered Cabs	66,590	66,456
Other	403,474	408,825
Total assets	$2,562,437	$2,621,787

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

Interest Rate Risk Management – We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on cash flows and the market value of our borrowings.  We utilize a mix of debt maturities along with both fixed-

rate and variable-rate debt to manage changes in interest rates.  In addition, we enter into interest rate swaps and treasury locks to further manage our exposure to interest rate variations related to our borrowings and to lower our overall borrowing costs.

Foreign Currency Exchange Rate Risk Management – We conduct business in several major international currencies and are therefore subject to risks associated with changing foreign currency exchange rates.  We enter into various contracts that change in value as foreign currency exchange rates change to manage this exposure.  Such contracts limit exposure to both favorable and unfavorable currency exchange rate fluctuations.  The translation of foreign currencies into U.S. dollars also subjects us to exposure related to fluctuating currency exchange rates; however, derivative instruments are not used to manage this risk.

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

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at November 30, 2018:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$1,560
	Other assets	-	Other liabilities	85
Totals		$-		$1,645

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$890	Accounts payable	$1,167
	Other assets	92	Other liabilities	150
		982		1,317
Foreign currency exchange contracts	Receivables	-	Accounts payable	36
Totals		$982		$1,353
Total derivative instruments		$982		$2,998

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $961,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2018:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$6,385	Accounts payable	$-
	Other assets	68	Other liabilities	-
Totals		$6,453		$-

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$4,749	Accounts payable	$613
	Other assets	221	Other liabilities	158
		4,970		771
Foreign currency exchange contracts	Receivables	-	Accounts payable	75
Totals		$4,970		$846
Total derivative instruments		$11,423		$846

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

The following table summarizes our cash flow hedges outstanding at November 30, 2018:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$22,067	December 2018 - December 2019

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges for the periods presented:

				Location of
		Location of		Gain	Gain
		Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
	Gain (Loss)	Reclassified	Reclassified	Portion)	Portion)
	Recognized	from	from	and Excluded	and Excluded
	in OCI	AOCI	AOCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months
ended November 30, 2018:
Commodity contracts	$(4,499)	Cost of goods sold	$1,565	Cost of goods sold	$-
Interest rate contracts	-	Interest expense	(34)	Interest expense	-
Foreign currency exchange contracts	-	Miscellaneous income, net	36	Miscellaneous income, net	-
Totals	$(4,499)		$1,567		$-

For the three months
ended November 30, 2017:
Commodity contracts	$2,080	Cost of goods sold	$5,637	Cost of goods sold	$-
Interest rate contracts	34	Interest expense	(28)	Interest expense	-
Totals	$2,114		$5,609		$-

For the six months
ended November 30, 2018:
Commodity contracts	$(4,530)	Cost of goods sold	$4,108	Cost of goods sold	$-
Interest rate contracts	-	Interest expense	(81)	Interest expense	-
Foreign currency exchange contracts	-	Miscellaneous income, net	36	Miscellaneous income, net	-
Totals	$(4,530)		$4,063		$-

For the six months
ended November 30, 2017:
Commodity contracts	$5,814	Cost of goods sold	$9,805	Cost of goods sold	$-
Interest rate contracts	3,098	Interest expense	(391)	Interest expense	-
Totals	$8,912		$9,414		$-

The estimated net amount of the losses recognized in AOCI at November 30, 2018 expected to be reclassified into net earnings within the succeeding twelve months is $765,000 (net of tax of $229,000).  This amount was computed using the fair value of the cash flow hedges at November 30, 2018, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2019 and May 31, 2020.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2018:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$10,513	December 2018 - April 2020
Foreign currency exchange contracts	5,030	December 2018 - May 2019

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended November 30,
(in thousands)	Recognized in Earnings	2018	2017
Commodity contracts	Cost of goods sold	$(737)	$(86)
Foreign currency exchange contracts	Miscellaneous income, net	(1,183)	19
Total		$(1,920)	$(67)

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Six Months Ended November 30,
(in thousands)	Recognized in Earnings	2018	2017
Commodity contracts	Cost of goods sold	$(2,934)	$2,248
Foreign currency exchange contracts	Miscellaneous income, net	(2,689)	(189)
Total		$(5,623)	$2,059

The gain (loss) on the foreign currency exchange contract derivatives significantly offsets the gain (loss) on the hedged item.

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

Recurring Fair Value Measurements

At November 30, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$982	$-	$982
Total assets	$-	$982	$-	$982

Liabilities
Derivative instruments (1)	$-	$2,998	$-	$2,998
Total liabilities	$-	$2,998	$-	$2,998

At May 31, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$11,423	$-	$11,423
Total assets	$-	$11,423	$-	$11,423

Liabilities
Derivative instruments (1)	$-	$846	$-	$846
Total liabilities	$-	$846	$-	$846

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

Non-Recurring Fair Value Measurements

At November 30, 2018, there were no assets or liabilities measured at fair value on a non-recurring basis on our consolidated balance sheet.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $737,341,000 and $757,069,000 at November 30, 2018 and May 31, 2018, respectively. The carrying amount of long-term debt, including current maturities, was $749,779,000 and $750,368,000 at November 30, 2018 and May 31, 2018, respectively.

 NOTE Q – Subsequent Events

On December 31, 2018, the Pressure Cylinders segment sold the operating assets and real property related to its solder business to an affiliate of Lincoln Electric Holdings, Inc. (“Lincoln”), for approximately $26,500,000.  In addition, the parties have entered into a purchase agreement pursuant to which Lincoln will acquire certain brazing assets from the Company, with a net book value of approximately $1,900,000. The anticipated closing of the sale of the brazing assets is February 1, 2019.  The Company expects to recognize a net gain in connection with these sales transactions.

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

As of November 30, 2018, excluding our joint ventures, we operated 34 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs.

As of November 30, 2018, we held equity positions in nine joint ventures, which operated 49 manufacturing facilities worldwide.  Three of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining six of these joint ventures are accounted for using the equity method.

Overview

The Company delivered net sales growth of 10% for the second quarter of fiscal 2019 over the comparable period of fiscal 2018 on higher average direct selling prices in Steel Processing, partially offset by lower net sales in the consumer products business in Pressure Cylinders.  Operating income for the current quarter was down $16.2 million, or 31% from the comparable prior year quarter as lower direct spreads in Steel Processing and an unfavorable product mix in Pressure Cylinders compressed margins.  Higher conversion costs and lower scrap prices relative to the price of steel that has resulted from the ongoing steel tariffs continued to have a negative impact on direct spreads.

Equity in net income of unconsolidated affiliates (“equity income”) for the current quarter increased $4.7 million over the comparable prior year quarter due primarily to higher contributions from WAVE, up $4.7 million from the comparable prior year quarter, which had included catch-up allocations related to a new cost-sharing agreement between Worthington and Armstrong and resulted in a $3.6 million reduction in equity income.  We received cash distributions from unconsolidated joint ventures of $90.5 million during the second quarter of fiscal 2019, which included $60.0 million of one-time special distributions from WAVE as discussed further below.

Recent Business Developments

•

During the second quarter of fiscal 2019, the Company repurchased a total of 1,500,000 common shares for $63.6 million at an average price of $42.39.  During the first six months of fiscal 2019, the Company has repurchased a total of 2,300,000 common shares for $100.4 million.

•

On June 1, 2018, the Company announced certain organizational changes within Pressure Cylinders resulting in the consolidation of the alternative fuels business into the industrial products business unit.

•	On July 31, 2018, the Company sold the Garden City, Kansas and Dickinson, North Dakota oil & gas equipment manufacturing facilities to Palmer Mfg. & Tank Inc. for $20.3 million, net of selling costs.
•

On August 22, 2018, the Company announced the retirement of Mark Russell, President and Chief Operating Officer (“COO”).  Andy Rose was named President, continuing as Chief Financial Officer (“CFO”).  Geoff Gilmore was named Executive Vice President and COO and will also continue to lead the Pressure Cylinders business.

•	On September 10, 2018, the Company announced the retirement of John Lamprinakos, President of Steel Processing. Geoff Gilmore will oversee the Steel Processing business.
•

In September 2018, the Company received a cash distribution of $35.0 million from WAVE representing the primary portion of its share of the proceeds received by Armstrong World Industries, Inc. (“AWI”) in connection with the pending sale of the combined international operations of WAVE and AWI.  The Company expects to receive total proceeds of approximately $45.0 million in connection with the sale transaction.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” for more information on this pending sale.

•	In October 2018, the Company received a $25.0 million one-time special cash distribution from WAVE in connection with a financing transaction completed by WAVE in October 2018.
•	On November 1, 2018, the Company announced that Joseph Hayek was named Vice President and CFO.
•

On December 18, 2018, the Board of Directors of Worthington Industries, Inc. (the “Worthington Industries Board”) declared a quarterly dividend of $0.23 per common share payable on March 29, 2019, to shareholders of record on March 15, 2019.

•

On December 31, 2018, the Pressure Cylinders segment sold the operating assets and real property related to its solder business to an affiliate of Lincoln Electric Holdings, Inc. for approximately $26.5 million.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE Q – Subsequent Events” for more information on this transaction.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the second quarter of each of fiscal 2019 and fiscal 2018 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 62% of Steel Processing’s net sales are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive market.

Approximately 12% of the net sales of our Steel Processing operating segment and 33% of the net sales of our Engineered Cabs operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 26% and 67% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial products, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor costs and assess demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2018	2017	Inc / (Dec)	2018	2017	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	3.0%	2.3%	0.7%	2.9%	2.2%	0.7%
Hot-Rolled Steel ($ per ton) [2]	$836	$608	$228	$868	$606	$262
Detroit Three Auto Build (000's vehicles) [3]	2,248	2,128	120	4,388	4,207	181
No. America Auto Build (000's vehicles) [3]	4,446	4,328	118	8,658	8,465	193
Zinc ($ per pound) [4]	$1.16	$1.44	$(0.28)	$1.23	$1.35	$(0.12)
Natural Gas ($ per mcf) [5]	$3.37	$2.99	$0.38	$3.13	$2.97	$0.16
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.30	$2.83	$0.47	$3.27	$2.68	$0.59
Crude Oil - WTI ($ per barrel) [6]	$68.66	$52.68	$15.98	$68.84	$49.67	$19.17

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2019 (first and second quarters), fiscal 2018 and fiscal 2017:

	Fiscal Year
(Dollars per ton [1] )	2019	2018	2017
1st Quarter	$900	$604	$617
2nd Quarter	$836	$608	$511
3rd Quarter	N/A	$674	$608
4th Quarter	N/A	$860	$636
Annual Avg.	$868	$687	$593

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the second quarter of fiscal 2019 or fiscal 2018.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the second quarter of fiscal 2019, vehicle production for the Detroit Three automakers was up 6%, while North American vehicle production as a whole was up 3% from the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter – Fiscal 2019 Compared to Fiscal 2018

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$958.2	100.0%	$871.3	100.0%	$86.9
Cost of goods sold	837.3	87.4%	731.2	83.9%	106.1
Gross margin	120.9	12.6%	140.1	16.1%	(19.2)
Selling, general and administrative expense	84.6	8.8%	89.4	10.3%	(4.8)
Impairment of goodwill and long-lived assets	-	0.0%	8.3	1.0%	(8.3)
Restructuring and other expense (income), net	0.4	0.0%	(9.7)	-1.1%	10.1
Operating income	35.9	3.7%	52.1	6.0%	(16.2)
Miscellaneous income, net	1.3	0.1%	1.3	0.1%	(0.0)
Interest expense	(9.5)	-1.0%	(10.0)	-1.1%	(0.5)
Equity in net income of unconsolidated affiliates (1)	21.1	2.2%	16.4	1.9%	4.7
Income tax expense	(11.1)	-1.2%	(18.2)	-2.1%	(7.1)
Net earnings	37.7	3.9%	41.6	4.8%	(3.9)
Net earnings attributable to noncontrolling interests	3.7	0.4%	2.2	0.3%	1.5
Net earnings attributable to controlling interest	$34.0	3.5%	$39.4	4.5%	$(5.4)

(1) Equity in net income by unconsolidated affiliate
WAVE	$18.4		$13.7		$4.7
ClarkDietrich	(0.5)		0.4		(0.9)
Serviacero Worthington	2.7		1.5		1.2
ArtiFlex	0.4		0.9		(0.5)
Other	0.1		(0.1)		0.2
Total	$21.1		$16.4		$4.7

Net earnings attributable to controlling interest for the three months ended November 30, 2018 decreased $5.4 million from the comparable period in the prior year.  Net sales and operating highlights for the second quarter of fiscal 2019 were as follows:

•

Net sales increased $86.9 million over the comparable period in the prior year.  The increase was driven by higher average direct selling prices in Steel Processing, partially offset by lower net sales in the consumer products business in Pressure Cylinders.

•

Gross margin decreased $19.2 million from the comparable period in the prior year.  The decrease was primarily due to lower direct spreads in Steel Processing and an unfavorable product mix in Pressure Cylinders.  Higher conversion costs and lower scrap prices relative to the price of steel that has resulted from the ongoing steel tariffs continued to have a negative impact on direct spreads.

•

Impairment and restructuring activity combined to reduce operating income by $1.8 million driven almost exclusively by prior year activity.  The net restructuring gain realized in the prior year was driven by the sale of legacy real estate of the Company’s former stainless steel business, Precision Specialty Metals, Inc. (“PSM”).  Impairment charges in the prior year related primarily to the former Worthington Energy Innovations, LLC (“WEI”) operating segment, which was sold in fiscal 2018.

•

SG&A expense decreased $4.8 million from the comparable period in the prior year.  The decrease was due primarily to lower profit sharing and bonus accruals.  Overall, SG&A expense was 8.8% of consolidated net sales compared to 10.3% in the comparable period of the prior year.

•	Interest expense decreased $0.5 million from the comparable period in the prior year. The decrease was due primarily to lower average debt levels.

•

Equity income increased $4.7 million over the comparable period in the prior year, due primarily to higher contributions from WAVE which were $4.7 million higher than the prior year quarter, which had included catch-up allocations related to a new cost-sharing agreement between Worthington and Armstrong and resulted in a $3.6 million reduction in equity income.  Equity income from Serviacero Worthington, up $1.2 million, was offset by declines at ClarkDietrich and ArtiFlex, which were both impacted by higher input costs as a result of higher steel prices.  We received cash distributions of $90.5 million from our unconsolidated affiliates during the quarter, including $60.0 million of one-time special distributions from WAVE.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates”.

•

Income tax expense decreased $7.1 million from the comparable period in the prior year.  The decrease was due primarily to lower earnings in the current quarter and a lower statutory federal corporate income tax rate associated with the Tax Cuts and Jobs Act (“TCJA”).  The TCJA lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The current quarter expense was calculated using an estimated annual effective income tax rate of 23.4% versus 30.0% in the prior year quarter.   For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE L – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$635.0	100.0%	$538.4	100.0%	$96.6
Cost of goods sold	576.0	90.7%	474.1	88.1%	101.9
Gross margin	59.0	9.3%	64.3	11.9%	(5.3)
Selling, general and administrative expense	34.0	5.4%	33.6	6.2%	0.4
Restructuring and other income	-	0.0%	(10.4)	-1.9%	10.4
Operating income	$25.0	3.9%	$41.1	7.6%	$(16.1)

Material cost	$482.9		$380.3		$102.6
Tons shipped (in thousands)	951		922		29

Net sales and operating highlights for the second quarter of fiscal 2019 were as follows:

•

Net sales increased $96.6 million over the comparable period in the prior year, as higher steel prices led to higher average direct selling prices, increasing net sales by $90.7 million.  The mix of direct versus toll tons processed was 56% to 44% compared to 57% to 43% in the prior year quarter.

•

Operating income decreased $16.1 million from the comparable period in the prior year when the sale of the real estate of the Company’s former stainless steel business, PSM resulted in a net restructuring gain of $10.4 million.  Excluding the restructuring gain, operating income in the current quarter was down $5.7 million, driven primarily by lower direct spreads, which continue to be negatively impacted by higher conversion costs and lower scrap prices relative to the price of steel that has resulted from the ongoing steel tariffs.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$294.4	100.0%	$300.9	100.0%	$(6.5)
Cost of goods sold	234.5	79.7%	228.5	75.9%	6.0
Gross margin	59.9	20.3%	72.4	24.1%	(12.5)
Selling, general and administrative expense	44.7	15.2%	46.4	15.4%	(1.7)
Impairment of long-lived assets	-	0.0%	1.0	0.3%	(1.0)
Restructuring and other expense	0.4	0.1%	0.4	0.1%	-
Operating income	$14.8	5.0%	$24.6	8.2%	$(9.8)

Material cost	$133.5		$130.0		$3.5

Net sales by principal class of products:
Consumer products	$117.2		$123.2		$(6.0)
Industrial products	152.0		152.4		(0.4)
Oil & gas equipment	25.2		25.3		(0.1)
Total Pressure Cylinders	$294.4		$300.9		$(6.5)

Units shipped by principal class of products:
Consumer products	16,980,934		19,498,496		(2,517,562)
Industrial products	3,162,063		3,822,608		(660,545)
Oil & gas equipment	314		719		(405)
Total Pressure Cylinders	20,143,311		23,321,823		(3,178,512)

Net sales and operating highlights for the second quarter of fiscal 2019 were as follows:

•

Net sales decreased $6.5 million from the comparable period in the prior year due primarily to lower volumes in the consumer products business which benefited from hurricane-driven demand in the prior year.  Volume decreases in the industrial products and oil & gas businesses were largely offset by favorable pricing and a shift in mix to higher priced, lower margin products.

•

Operating income decreased $9.8 million from the comparable period in the prior year.  The decrease was driven primarily by lower gross margin, down $12.5 million due to an unfavorable product mix, higher conversion costs and lower volumes.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$28.7	100.0%	$30.5	100.0%	$(1.8)
Cost of goods sold	27.7	96.5%	27.9	91.5%	(0.2)
Gross margin	1.0	3.5%	2.6	8.5%	(1.6)
Selling, general and administrative expense	4.4	15.3%	4.2	13.8%	0.2
Restructuring and other income	-	0.0%	(0.1)	-0.3%	0.1
Operating loss	$(3.4)	-11.8%	$(1.5)	-4.9%	$(1.9)

Material cost	$12.6		$15.0		$(2.4)

Net sales and operating highlights for the second quarter of fiscal 2019 were as follows:

•	Net sales decreased $1.8 million from the comparable period in the prior year on lower volume.
•	Operating loss increased $1.9 million from the comparable period in the prior year primarily due to lower volumes and start-up costs associated with a new fabricated products operation.

Other

The Other category includes certain income and expense items not allocated to our operating segments, including costs associated with our captive insurance company.  The Other category also includes the results of our former WEI operating segment, on a historical basis, through March 31, 2018.  The following table presents a summary of operating results for the Other Category for the periods indicated:

	Three Months Ended November 30,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$-	-	$1.6	100.0%	$(1.6)
Cost of goods sold	(0.9)	-	0.9	56.3%	(1.8)
Gross margin	0.9	-	0.7	43.8%	0.2
Selling, general and administrative expense	1.4	-	5.3	331.3%	(3.9)
Impairment of goodwill and long-lived assets	-	-	7.3	456.3%	(7.3)
Restructuring and other expense	-	-	0.3	18.8%	(0.3)
Operating loss	$(0.5)	-	$(12.2)	-762.5%	$11.7

Operating highlights for the second quarter of fiscal 2019 were as follows:

•

Operating loss of $0.5 million represented an improvement of $11.7 million from the $12.2 million operating loss for the comparable period in the prior year when there were lower earnings at WEI driven by a $7.3 million impairment of goodwill and certain intangible assets and higher SG&A expense due to an increase in non-allocated corporate costs.

Six Months Year-to-Date – Fiscal 2019 Compared to Fiscal 2018

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$1,946.3	100.0%	$1,719.5	100.0%	$226.8
Cost of goods sold	1,682.4	86.4%	1,446.6	84.1%	235.8
Gross margin	263.9	13.6%	272.9	15.9%	(9.0)
Selling, general and administrative expense	175.2	9.0%	177.7	10.3%	(2.5)
Impairment of goodwill and long-lived assets	2.4	0.1%	8.3	0.5%	(5.9)
Restructuring and other income	(0.5)	0.0%	(7.4)	-0.4%	6.9
Operating income	86.8	4.5%	94.3	5.5%	(7.5)
Miscellaneous income, net	1.6	0.1%	1.6	0.1%	-
Interest expense	(19.2)	-1.0%	(18.8)	-1.1%	0.4
Equity in net income of unconsolidated affiliates (1)	51.1	2.6%	43.8	2.5%	7.3
Income tax expense	(25.6)	-1.3%	(31.2)	-1.8%	(5.6)
Net earnings	94.7	4.9%	89.7	5.2%	5.0
Net earnings attributable to noncontrolling interests	5.8	0.3%	4.8	0.3%	1.0
Net earnings attributable to controlling interest	$88.9	4.6%	$84.9	4.9%	$4.0

(1) Equity income by unconsolidated affiliate
WAVE	$40.4		$36.0		$4.4
ClarkDietrich	3.0		1.1		1.9
Serviacero Worthington	6.3		4.5		1.8
ArtiFlex	1.2		2.3		(1.1)
Other	0.2		(0.1)		0.3
Total	$51.1		$43.8		$7.3

Net earnings attributable to controlling interest for the six months ended November 30, 2018 increased $4.0 million over the comparable period in the prior year.  Net sales and operating highlights for the six months ended November 30, 2018 were as follows:

•

Net sales increased $226.8 million over the comparable period in the prior year.  The increase was driven by higher average selling prices and higher direct volume in Steel Processing, which increased net sales by $179.7 million, and $30.3 million, respectively.  The remaining increase in net sales was driven by the combination of higher average selling prices and favorable product mix in the industrial and consumer products businesses of Pressure Cylinders, partially offset by volume decreases in the consumer products business of Pressure Cylinders and in Engineered Cabs.

•

Gross margin decreased $9.0 million from the comparable period in the prior year.  The decrease was primarily due to lower direct spreads in Steel Processing and an unfavorable product mix in Pressure Cylinders.  Higher conversion costs and lower scrap prices relative to the price of steel that has resulted from the ongoing steel tariffs continued to have a negative impact on direct spreads.

•	SG&A expense decreased $2.5 million from the comparable prior year period. The decrease was driven by lower profit sharing and bonus accruals as a result of lower pre-tax earnings.
•

Impairment and restructuring activity combined to reduce operating income by $1.0 million as lower impairment charges were more than offset by the net restructuring gain realized in the prior year as a result of the sale of legacy real estate of the Company’s former stainless steel business, PSM.  Current year impairment charges of $2.4 million related to the Company’s cryogenics business in Turkey, which is in the process of being sold.  Impairment charges in the prior year period related primarily to the former WEI operating segment, which was sold in fiscal 2018.

•

Interest expense increased $0.4 million over the comparable period in the prior year.  The increase was primarily due to the July 28, 2017 issuance of $200.0 million of senior unsecured notes due August 1, 2032, partially offset by lower average debt levels.

•

Equity income increased $7.3 million over the comparable period in the prior year due primarily to higher contributions from WAVE and ClarkDietrich.  WAVE’s contribution to equity income was $4.4 million higher than the prior year period, which had included catch-up allocations related to a new cost-sharing agreement between Worthington and Armstrong and resulted in a $3.6 million reduction in equity income.  Equity income at ClarkDietrich was $1.9 million higher than the comparable prior year period primarily as a result of price increases, partially offset by lower volume.  We received distributions of $110.5 million from our unconsolidated affiliates during the six months ended November 30, 2018, including $60.0 million of one-time special distributions from WAVE.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note C – Investments in Unconsolidated Affiliates”.

•

Income tax expense decreased $5.6 million from the comparable period in the prior year due primarily to a lower statutory federal corporate income tax rate associated with the TCJA, partially offset by the impact of favorable discrete items.   The TCJA lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The current period tax expense was calculated using an estimated annual effective income tax rate of 23.4% versus 30.0% in the prior year comparable period.  Discrete items in the six months ended November 30, 2018 decreased income tax expense by $2.1 million and were primarily associated with share-based payment awards.  Discrete items in the prior comparable period decreased income tax expense by $6.8 million, and included a benefit of $3.8 million related to the AMTROL acquisition and a $3.1 million benefit associated with share-based payment awards. For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE L – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$1,295.5	100.0%	$1,081.9	100.0%	$213.6
Cost of goods sold	1,156.8	89.3%	947.9	87.6%	208.9
Gross margin	138.7	10.7%	134.0	12.4%	4.7
Selling, general and administrative expense	74.0	5.7%	70.1	6.5%	3.9
Restructuring and other income	-	0.0%	(10.1)	-0.9%	10.1
Operating income	$64.7	5.0%	$74.0	6.8%	$(9.3)

Material cost	$961.0		$759.5		$201.5
Tons shipped (in thousands)	1,934		1,890		44

Net sales and operating highlights for the six months ended November 30, 2018 were as follows:

•

Net sales increased $213.6 million over the comparable period in the prior year driven by higher direct selling prices, which increased net sales by $177.3 million, and higher direct volume.  The mix of direct versus toll tons processed was 57% to 43% compared to 56% to 44% in the comparable period of fiscal 2018.

•

Operating income decreased $9.3 million from the comparable period in the prior year when the sale of the PSM real estate resulted in a net restructuring gain of $10.1 million.  Excluding the restructuring gain, operating income was up slightly as the increase in shipments was largely offset by higher conversion costs, freight and negative impact of lower scrap prices relative to the price of steel.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$594.8	100.0%	$570.7	100.0%	$24.1
Cost of goods sold	471.9	79.3%	440.5	77.2%	31.4
Gross margin	122.9	20.7%	130.2	22.8%	(7.3)
Selling, general and administrative expense	91.5	15.4%	91.8	16.1%	(0.3)
Impairment of long-lived assets	2.4	0.4%	1.0	0.2%	1.4
Restructuring and other (income) expense	(0.5)	-0.1%	2.3	0.4%	(2.8)
Operating income	$29.5	5.0%	$35.1	6.2%	$(5.6)

Material cost	$272.2		$250.6		$21.6

Net sales by principal class of products:
Consumer products	$234.0		$231.9		$2.1
Industrial products	304.9		289.1		15.8
Oil & gas equipment	55.9		49.7		6.2
Total Pressure Cylinders	$594.8		$570.7		$24.1

Units shipped by principal class of products:
Consumer products	34,709,912		35,852,923		(1,143,011)
Industrial products	7,231,559		7,908,754		(677,195)
Oil & gas equipment	938		1,422		(484)
Total Pressure Cylinders	41,942,409		43,763,099		(1,820,690)

Net sales and operating highlights for the six months ended November 30, 2018 were as follows:

•

Net sales increased $24.1 million over the comparable period in the prior year.  The increase was driven by higher average selling prices and a shift in mix to higher priced, lower margin products in the industrial and consumer products businesses.

•	Operating income decreased $5.6 million from the comparable period in the prior year driven by lower gross margin due primarily to unfavorable product mix, higher conversion costs and lower volume.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$56.0	100.0%	$62.4	100.0%	$(6.4)
Cost of goods sold	54.8	97.9%	55.9	89.6%	(1.1)
Gross margin	1.2	2.1%	6.5	10.4%	(5.3)
Selling, general and administrative expense	8.9	15.9%	8.5	13.6%	0.4
Restructuring and other income	-	0.0%	(0.1)	-0.2%	0.1
Operating loss	$(7.7)	-13.8%	$(1.9)	-3.0%	$(5.8)

Material cost	$24.9		$29.2		$(4.3)

Net sales and operating highlights for the six months ended November 30, 2018 were as follows:

•	Net sales decreased $6.4 million from the comparable period in the prior year on lower volume.

•

Operating loss increased $5.8 million over the comparable period in the prior year primarily due to lower volume following the final exit of lower margin business and start-up costs associated with a new fabricated products operation.

Other

The Other category includes certain income and expense items not allocated to our operating segments, including costs associated with our captive insurance company.  The Other category also includes the results of our former WEI operating segment, on a historical basis, through March 31, 2018.  The following table presents a summary of operating results for the Other Category for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$-	-	$4.6	100.0%	$(4.6)
Cost of goods sold	(1.1)	-	2.5	54.3%	(3.6)
Gross margin	1.1	-	2.1	45.7%	(1.0)
Selling, general and administrative expense	0.8	-	7.3	158.7%	(6.5)
Impairment of goodwill and long-lived assets	-	-	7.3	158.7%	(7.3)
Restructuring and other expense	-	-	0.4	8.7%	(0.4)
Operating income (loss)	$0.3	-	$(12.9)	-280.4%	$13.2

Operating highlights for the six months ended November 30, 2018 were as follows:

•

Operating income of $0.3 million represented an improvement of $13.2 million from the $12.9 million operating loss for the comparable period in the prior year when there was lower earnings at WEI driven by a $7.3 million impairment of goodwill and certain intangible assets and higher SG&A expense due to an increase in non-allocated corporate costs.

Liquidity and Capital Resources

During the six months ended November 30, 2018, we generated $75.1 million of cash from operating activities, received $20.4 million in proceeds from asset sales, net of selling costs, invested $41.2 million in property, plant and equipment, received $55.2 million in excess distributions from WAVE, and paid dividends of $26.3 million on our common shares.  Additionally, we paid $100.4 million to repurchase 2,300,000 of our common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended November 30,
(in millions)	2018	2017
Net cash provided by operating activities	$75.1	$102.7
Net cash provided (used) by investing activities	34.5	(310.0)
Net cash provided (used) by financing activities	(138.6)	51.4
Decrease in cash and cash equivalents	(29.0)	(155.9)
Cash and cash equivalents at beginning of period	122.0	278.1
Cash and cash equivalents at end of period	$93.0	$122.2

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

Net cash provided by operating activities was $75.1 million during the six months ended November 30, 2018 compared to $102.7 million in the comparable period of fiscal 2018. The decrease was driven primarily by changes in working capital.

Investing Activities

Net cash provided by investing activities was $34.5 million during the six months ended November 30, 2018 compared to a net cash outflow of $310.0 million in the comparable prior year period.  The change from the prior year period was driven primarily by the acquisition of AMTROL on June 2, 2017, which reduced cash by $285.0 million, net of cash acquired.  We also made capital expenditures of $41.2 million, received $20.4 million in proceeds from asset sales, net of selling costs primarily from the sale of the Garden City, Kansas and Dickinson, North Dakota oil & gas equipment manufacturing facilities, and received $55.2 million of excess distributions from WAVE during the first six months of fiscal 2019, driven by a $35.0 million special distribution related to the pending sale of the international operations and a $25.0 million special distribution in connection with a financing transaction.

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

Financing Activities

Net cash used by financing activities was $138.6 million during the six months ended November 30, 2018 compared to a net cash inflow of $51.4 million in the comparable prior year period.  The change from the prior year period was driven primarily by the issuance of $200.0 million aggregate principal amount of senior unsecured notes on July 28, 2017, partially offset by lower share repurchases in the current year.

Long-term debt and short-term borrowings – As of November 30, 2018, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at November 30, 2018 were unchanged from those reported as of May 31, 2018.

Common shares – The Worthington Industries Board declared a quarterly dividend of $0.23 per common share for the second quarter of fiscal 2019 compared to $0.21 per common share for the second quarter of fiscal 2018.  Dividends paid on our common shares totaled $26.3 million and $26.0 million during the six months ended November 30, 2018 and 2017, respectively.  On December 18, 2018, the Worthington Industries Board declared a quarterly dividend of $0.23 per share payable on March 29, 2019, to shareholders of record on March 15, 2019.

 On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  These shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions. As of November 30, 2018, 4,200,000 shares remained available for repurchase.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends.  Dividends are declared at the discretion of the Worthington Industries Board.  The Worthington Industries Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors.  While we have paid a dividend every quarter since becoming a public company in 1968, there is no guarantee that payments will continue in the future.

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2018 Form 10-K.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of November 30, 2018, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $7.8 million at November 30, 2018.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new accounting guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous accounting guidance.  The new accounting guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings.  The scoping and diagnostic phases of the implementation of this new accounting guidance are in process, including gathering, documenting and analyzing lease agreements subject to the new accounting guidance.  While we are in the process of evaluating the effect this new accounting guidance will have on the presentation of our consolidated financial statements and related disclosures, the adoption is anticipated to have a material impact on the Company’s consolidated balance sheets with the addition of right-of-use assets, offset by the associated liabilities.

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.  The amended accounting guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are in the process of evaluating the effect this amended accounting guidance will have on our consolidated financial position and results of operations; however, we do not expect the amended accounting guidance to have a material impact on our ongoing financial reporting.

In August 2017, amended accounting guidance was issued that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness.  The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities.  The amended accounting guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  It is to be applied using a modified retrospective transition approach for cash flow and net investment hedges existing at the date of adoption.  The presentation and disclosure guidance is only required prospectively.  Early adoption is permitted.  We are in the process of evaluating the effect this amended accounting guidance will have on our consolidated financial position and results of operations, and have not determined the effect on our ongoing financial reporting.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies.  Except for the accounting policy for revenue recognition that was updated as a result of adopting Topic 606, our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2018 Form 10-K.  For additional information on the adoption and impact of Topic 606 refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE B – Revenue Recognition” of this Quarterly Report on Form 10-Q.

As a result of changes in the facts and circumstances related to the planned sale of the Company’s cryogenics business in Turkey, Worthington Aritas, the Company lowered its estimate of fair value less cost to sell, to $7.0 million, resulting in an impairment charge of $2.4 million during the first quarter of fiscal 2019.

During the second quarter of fiscal 2019, we began to explore strategic alternatives related to the cryoscience business within Pressure Cylinders, which was considered to be an impairment indicator.  The required impairment test indicated that the current estimate of the undiscounted future cash flows exceeded the carrying amount of approximately $34 million.  However, it is reasonably possible any change in the estimated future cash flows may result in an impairment.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2018).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2018) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company.  None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of our 2018 Form 10-K, as filed with the U.S. Securities and Exchange Commission on July 30, 2018, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors.  Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2018 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in our 2018 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Risks related to actions with respect to international trade by the U.S. government and foreign governments.   The U.S. government altered its approach to international trade policy and in some cases has renegotiated or is attempting to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”).  In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including steel.  Related to this action, certain foreign governments, including Canada, China, the European Union and Mexico have initiated or are considering imposing tariffs on certain U.S. goods.  It remains unclear what additional actions the U.S. government or foreign governments will or will not take with respect to tariffs, NAFTA or other international trade agreements and policies.  A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended November 30, 2018:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
September 1-30, 2018 (2)	117,700	$43.28	100,000	5,600,000
October 1-31, 2018	1,089,000	42.12	1,089,000	4,511,000
November 1-30, 2018	311,000	43.18	311,000	4,200,000
Total	1,517,700	$42.42	1,500,000
(1)

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under this authorization.  A total of 2,628,855 common shares have been repurchased under this authorization, leaving 4,200,000 common shares available for repurchase at November 30, 2018.  Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 17,700 common shares surrendered by employees in September 2018 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorization in effect throughout the second quarter of fiscal 2019 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 P (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

10.1

Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with B. Andrew Rose in order to evidence the grant, effective as of September 26, 2018, of 175,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan *

10.2

Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore in order to evidence the grant, effective as of September 26, 2018, of 50,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan *

10.3

Amendment No. 1 to Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore, effective as of September 26, 2018, in order to amend the Restricted Stock Award Agreement, effective as of June 24, 2014, evidencing the grant of 25,000 performance-based restricted common shares to Mr. Gilmore pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan *

10.4

Amendment No. 9, dated as of November 30, 2018, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various Remaining Originators listed therein, Worthington Torch, LLC and Worthington Receivables Corporation *

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2018 and May 31, 2018;
(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2018 and 2017;
(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2018 and 2017;
(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2018 and 2017; and
(v)	Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2019	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)